Form 10-K
period 1998-12-31
INFOSPACE COM INC
filed 1999-03-30
CIK 1068875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the transition period from          to          Commission File No. 0-25131

                              INFOSPACE.COM, INC.
             (Exact name of Registrant as specified in its charter)

                               ----------------

            Delaware                                91-1718107
  (State or other jurisdiction                  (I.R.S. Employer)
 incorporation or organization)               Identification Number)
      15375 N.E. 90th Street
       Redmond, Washington                                             98052
 (Address of principal executive
            offices)                                (Zip Code)

       Registrant's telephone number, including area code: (425) 882-1602

                               ----------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $.0001 per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on March 1, 1999, as reported by Nasdaq, was approximately $559,543,343. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 28, 1999, 21,181,763 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 24, 1999, (the "Proxy Statement"). Part I, Part II and Part IV incorporate certain information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                      Page
 ----                                                                      ----
 PART I.
 Item 1.   Business.....................................................     3
           Factors Affecting InfoSpace.com's Operating Results, Business
            Prospects and Market Price of Stock.........................    21
 Item 2.   Properties...................................................    36
 Item 3.   Legal Proceedings............................................    36
 Item 4.   Submission of Matters to a Vote of Security Holders..........    37
 PART II.
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................    38
 Item 6.   Selected Financial Data......................................    40
 Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    41
 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...    58
 Item 8.   Financial Statements and Supplementary Data..................    59
 Item 9.   Disagreements on Accounting and Financial Disclosure.........    82
 PART III.
 Item 10.  Executive Officers and Directors of the Registrant...........    82
 Item 11.  Executive Compensation.......................................    82
 Item 12.  Security Ownership of Certain Beneficial Owners and
            Management Principal Stockholders...........................    82
 Item 13.  Certain Relationships and Related Transactions...............    82
 PART IV.
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    83

SIGNATURE

                                     PART I

  Our report on Form 10-K contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our plans, objectives, expectations and intentions. These statements are no guarantees of future performance and are subject to certain risks and uncertainties--such as those discussed in the section entitled "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock" below--that could cause actual results to differ materially from those discussed in these statements. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1. BUSINESS

Overview

  InfoSpace.com is a leading provider of private label solutions for content and commerce to Web sites and Internet appliances. Our affiliate network consists of more than 1,500 Web sites. Our affiliates include America Online, Inc., or AOL, Netscape Communications Corporation, Microsoft Network, LLC, Lycos, MetaCrawler, Dow Jones (The Wall Street Journal Interactive Edition), ABC LocalNet and CBS's affiliated TV stations. We focus on real-world content, such as yellow pages and white pages, maps, classified advertisements, real-time stock quotes, sports, information on local businesses and events, weather forecasts and horoscopes. By aggregating content from multiple sources and integrating it with related content using our proprietary technology, we help to increase the convenience, relevance and enjoyment of our affiliate users' visits, thereby promoting increased traffic and repeat usage. This, in turn, provides enhanced advertising and electronic commerce revenue opportunities to affiliates with minimal additional investment. By leveraging our content relationships and technology, affiliates are free to focus on their core competencies.

  We have acquired the rights to a wide range of content from more than 60 third-party content providers. The cornerstone of our content solution is our nationwide yellow pages and white pages directory information. Using our proprietary technology, we integrate this directory information with other value-added content to help users find people, places and things in the real world. As an example of the power of our contextual integration, a salesperson using our content and commerce services can, from the results of a single query, find the name and address of a new customer, obtain directions to his or her office, check the weather forecast and, typically, make an online reservation at the nearest hotel, browse the menu of a nearby restaurant and review a schedule of entertainment events for the locale.

  We design our content and commerce services to be highly flexible and customizable, enabling affiliates to select from among our broad range of content and commerce services. One of our principal strengths is our internally developed technology, which enables us to easily and rapidly add new affiliates by employing a distributed, scalable architecture adapted specifically for our Internet-based content and commerce services. We help our affiliates build and maintain their brands by delivering content with the look and feel and navigation features specific to each affiliate, creating the impression to end users that they have not left the affiliate's site. We have designed our technology to support affiliates across multiple platforms and formats, including the growing number of emerging Internet appliances. We typically share advertising revenues with the affiliates whose sites incorporate our content where advertisements are placed.

  We derive substantially all of our revenues from national and local advertising, promotions, including promotions for content and commerce, and, to a lesser extent, non-advertising based private label solutions. Through our direct sales force, we offer a variety of national advertising and promotions that enable advertisers to access both broad and targeted audiences. We also sell local Internet yellow pages advertising through cooperative sales relationships with established independent yellow pages publishers, media companies and direct marketing companies. We believe that these relationships provide us access to local sales expertise and customer relationships that give us an advantage over competitors while minimizing our own sales infrastructure investment.

  Based on estimates from Media Metrix for the month of January 1999, our affiliate network provides us with an unduplicated reach of more than 47.3 million unique Web users, representing more than 83% of all Web users in the United States. "Reach" is defined as unique Web visitors who visited the site over the course of the reporting period.

The InfoSpace.com Solution

  We are a leading provider of private label solutions for content and commerce to Web sites and Internet appliances. Our affiliates include AOL, Netscape, Microsoft, Lycos, MetaCrawler, Dow Jones (The Wall Street Journal Interactive Edition), ABC LocalNet and CBS's affiliated TV stations. We focus on real-world content, such as yellow pages and white pages, maps, classified advertisements, real-time stock quotes, sports, information on local businesses and events, weather forecasts and horoscopes. By aggregating content from multiple sources and integrating it with related content using our proprietary technology, we help to increase the convenience, relevance and enjoyment of our affiliate users' visits, thereby promoting increased traffic and repeat usage.

 InfoSpace.com is a leading provider of private label solutions for content and commerce
                     to Web sites and Internet appliances.
  [GRAPHIC OF INFOSPACE.COM SOLUTION, CONSTITUENTS, AND CONSTITUENT BENEFITS]

Aggregation

  We currently aggregate content from more than 60 third-party content providers to create an array of value-added information and services. Our proprietary technology enables us to rapidly aggregate substantial volumes of data and content in multiple formats and from multiple sources. In most cases, we receive regular data feeds from our content providers and store the content on our Web servers in order to maintain its reliability and increase its accessibility. In other cases, our proprietary technology allows Web users to transparently access content stored directly on the content provider's system. In either case, our technology enables us to aggregate heterogeneous content into an integrated service, which is then delivered to our affiliates.

Integration

  Our proprietary technology integrates related content and enhances its value through increased context. Using directory services as the cornerstone of our content and commerce services, we integrate a broad range of relevant and related localized information, such as maps, classified advertisements, news, and local event, business and weather information, as well as other content and services with everyday relevance, including real-time stock quotes, sports, government directory listings, television listings and lottery results. We also integrate traditional yellow pages categories with our natural word search feature. This enables users of our directory services to more intuitively navigate within the services and to achieve more accurate and relevant responses to their queries. For example, a user employing general search engines to seek information about buying a tuxedo might receive, in response to a query on the word "tuxedo," a list of Web sites containing articles about the history and usage of tuxedos. Through our services, that same query would be able to locate retailers of tuxedos in the user's neighborhood, as well as identify retailers of related goods and services such as dress shoes, limousine rentals and florists.

Distribution

  The InfoSpace.com solution is designed to efficiently and reliably distribute integrated content and commerce services over the Internet to a broad network of affiliates serving millions of end users. We have designed our technology with built-in redundancies and a template-driven automated publishing engine to allow affiliates to reliably and cost-effectively integrate our content into their Web site or Internet appliance. Our technology enables us to easily and rapidly add new affiliates by employing a distributed, scalable architecture adapted specifically for our Internet-based content and commerce solutions. We have also designed our technology to support affiliates across multiple platforms and formats, including Web sites, cellular phones, pagers, screen phones, television set-top boxes, online kiosks and personal digital assistants.

  Our solution is highly flexible and customizable, enabling affiliates to select from among our broad range of content and commerce services and to specify the placement of the selected content and commerce services within their existing Web sites and devices. In response to user queries originating from an affiliated Web site or device, our automated publishing engine dynamically builds a page to conform to the display format and look and feel and navigation features specific to that affiliate. This feature helps our affiliates build and maintain their brands by creating the impression to end users that they have not left the affiliate's site. We manage access to the content and process user queries from our own Web server until ultimate delivery of out services to an affiliate, serving as a cost-effective, single source supplier of content and commerce services.

Constituent Benefits

  Benefits to Affiliates. Our services provide affiliates with content and commerce solutions that help to increase the convenience, relevance and enjoyment of their users' visits, thereby promoting increased traffic and repeat usage. In addition, we believe that our yellow pages and white pages directory services can attract a greater mix of consumers, as opposed to viewers or browsers. These benefits, in turn, provide enhanced advertising and electronic commerce revenue opportunities to affiliates with minimal additional investment. By leveraging our content relationships and technology, affiliates are free to focus on their core competencies.

  Benefits to Advertisers. Our network of affiliate Web sites and our access to various Internet appliances position us as a one-stop vendor for advertisers. Our advertisers can take advantage of our access to a broad and diverse audience of Internet users derived through our network of affiliates. Based on estimates from Media Metrix, our affiliate network provides us with an unduplicated reach of more than 47.3 million unique Web users for the month of January 1999, representing more than 83% of all Web users in the United States. Our yellow pages and white pages directory services provide advertisers with access to targeted audiences and consumers. Further, our local Internet yellow pages advertising enables local advertisers to significantly expand their reach onto the Internet. Our proprietary advertising server technology enables us to offer differentiated, customized solutions to advertisers, and provides real-time tracking and measurement capabilities to allow advertisers to receive meaningful feedback on the effectiveness of their advertising programs.

  Benefits to Content Providers. Our solution provides expanded distribution and branding opportunities for content providers. We also enable them to distribute their content to emerging Internet appliances with little or no additional investment. In addition, we enhance the value of third-party content by integrating it with yellow pages and white pages directory services and other real-world content.

Content Services

  We seek to provide our affiliates with content of broad appeal to end users, including local information, financial data and Web community services. We believe that such content can provide advertisers with opportunities to both reach a broad audience and target specific subgroups within that audience. In most cases, we receive regular data feeds from our content providers and store the content on our Web servers in order to maintain its reliability and increase its accessibility. In other cases, our proprietary technology allows Web users to transparently access content that is stored directly on the content provider's system. In either case, our technology enables us to aggregate heterogeneous content into an integrated service, which is then delivered to our affiliates. Our technology pulls content dynamically into a Web page or device output display that maintains the look and feel and navigation features of each affiliate's Web site or Internet appliance.

  We have acquired rights to third-party content pursuant to more than 60 license agreements, typically having terms of one to five years. The license agreements require the content provider to update content on a regular basis, the frequency of which varies depending on the type of content. In certain arrangements, the content provider pays us a carriage fee for syndication of its content to our network of affiliates. In other instances, we share with the content provider advertising revenues attributable to end-user access of the provider's content. For certain of our content, including our core directory and map content, we pay a one-time or periodic fee or fee per content query to the content provider. We typically enter into nonexclusive arrangements with our content providers. However, in certain instances we have entered into exclusive relationships, which may limit our ability to enter into additional content agreements.

Directory Services

  The cornerstone of our content and commerce services is our nationwide yellow pages and white pages directories. In January 1999, Media Metrix ranked us as the number one directory in terms of number of users. Yellow pages and white pages are an indispensable resource for locating information regarding individuals and businesses. Today, printed yellow pages and white pages directories are published by RBOCs as well as by an estimated 200 independent yellow pages publishers in the United States.

  We license what we believe to be the most comprehensive and accurate database of businesses and households in the United States and Canada through a five-year agreement with infoUSA (formerly known as American Business Information, Inc.). infoUSA is a leading provider of online yellow pages and white pages directory information. Pursuant to our agreement with infoUSA, we pay infoUSA an annual fee and are building a co-branded version of our directory services for infoUSA's Web site. We will share with infoUSA any revenues generated by this co-branded Web site. We receive access to infoUSA's business and household data, and infoUSA is required to update its information monthly. We enhance this content with expanded yellow pages information obtained under agreements with independent yellow pages publishers that we estimate, based on 1997 revenue data published by Simba Information Inc., represent approximately 30% of the independent yellow pages market share in the United States. This expanded information includes not only names, addresses and telephone numbers, but also types of business, hours of operation and franchise affiliations.

  We integrate our yellow pages and white pages information with each other and utilize yellow pages category headings in combination with a natural word search feature to provide a user-friendly interface and navigation vehicle for our directory services. We also typically include maps and directions for addresses included in our directory services. We further enhance the relevance and accuracy of responses to user queries by employing a radial search feature to our directory services, which allows users to specify the geographic scope within a radial distance of a specific address, rather than more conventional methods of searching by ZIP code or city and county divisions. These features enable us to create a powerful package of localized directory information.

Information Services

  In addition to our directory services, we distribute other valuable information of broad appeal. We seek to provide a comprehensive offering of content with everyday significance in order to help Internet users locate people, places and things in the real world. Principal categories of content currently offered by us include:

     Yellow Pages                         White Pages
     find businesses, companies online,   phone numbers, email addresses,
     fax numbers, toll-free numbers,      reverse lookup, celebrities
     maps, directions
     Classifieds                          Finance
     autos, homes, apartments, jobs,
     businesses,                          real-time quotes, the markets, loan
     personals                            center, insurance center
     e-Shopping                           Public Records
     product search, shopping sites,      "Find Anyone!", background checks,
     books, cards, flowers                SS# checks, adoption reunions
     Business Services                    City Guide
     supplies, travel, trade shows        links, concerts, weather, schools
     Net Community                        News Break
     home pages, email, auction, chat,    top stories, world news, business,
     message boards, events               technology, sports
     Fun Stuff                            International
     ski reports, movies, lottery         slide shows, directory services for
     results, horoscopes, foolishness     Canada, the United Kingdom, Germany
                                          and other countries
     Government
     federal, state, local officials

  Our future success will depend in large part on our ability to aggregate, integrate and distribute content of broad appeal. Our ability to maintain our relationships with content providers and to build new relationships with additional content providers is critical to the success of our business. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We Depend on Third Parties for Content." In addition, our business model is relatively new and unproven, and it may not be successful. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Our Business Model Is Evolving and Unproven."

Affiliate Network

  We provide our content and commerce services to a network of Web sites and Internet appliances, such as cellular phones, pagers, screen phones, television set-top boxes, online kiosks and personal digital assistants. We have more than 100 affiliates representing more than 1,500 Web sites. Based on estimates from Media Metrix for the month of January 1999, our affiliate network provides us with an unduplicated reach of more than 47.3 million unique Web users, representing more than 83% of all Web users in the United States.

Internet Portals and Destination Sites

  Our affiliates include leading Internet portals and a wide variety of destination sites, such as the following:

                        Internet Portals

     Affiliate                            Location or Web Site Address
     America Online                       AOL service, aol.com and digitalcities.com
     AT&T WorldNet                        att.net
     go2net                               metacrawler.com
     Lycos                                lycos.com
     Microsoft Network                    essentials.msn.com
     Netscape                             netscape.com
     Snap                                 snap.com
                        Destination Sites

     Affiliate                            Web Site Address
     ABC News/Starwave                    abcnews.com and individual ABC network
                                          affiliate Web sites (e.g., WABC's
                                          7online.com, KOMO's komotv.com)
     CBS                                  cbs.com and individual CBS network affiliate
                                          Web sites (e.g., WBBM's cbs2chicago.com,
                                          KCBS's kcbs.cbsnow.com)
     Paxson Communications                affiliate television station Web sites (e.g.,
                                          pax.net/WCPX)
     Ask Jeeves                           askjeeves.com
     Deja News                            dejanews.com
     Disney OnLine                        family.com
     Dow Jones                            wsj.com
     EarthLink                            earthlink.com
     FindLaw                              findlaw.com
     Market Guide                         marketguide.com
     Microsoft Expedia                    expedia.com
     Morris Online                        savannah.com
     OnRadio                              onradio.com
     Playboy                              playboy.com
     World Now                            worldnow.com
     Xoom                                 xoom.com

  We design our content and commerce services to be highly flexible and customizable, enabling affiliates to select from among our broad range of content and commerce services and to specify the placement of the selected content within their own Web sites and devices. For example, one of our affiliates, local television station WABC's 7online.com, has selected our yellow pages directory information and classifieds information and offers this content on its Web site. Lycos, another affiliate, uses our smart-shopping feature service on the Lycos home page.

  In response to user queries originating from an affiliated Web site or device, our automated publishing engine dynamically builds a page to conform to the display format and look and feel and navigation features specific to that affiliate. This feature helps our affiliates build and maintain their brands by creating the impression to end users that they have not left the affiliate's site. We manage the access of content and process user queries from our own Web server until ultimate delivery of our services to an affiliate, serving as a cost-effective single source supplier of content.

  Our arrangements with affiliates typically provide for sharing a portion of the revenues generated by advertising on the Web pages that deliver our content and commerce services. Both we and the affiliate typically retain the rights to sell such advertising. Our distribution arrangements with our affiliates typically are for limited durations of between six months and two years and automatically renew for successive terms thereafter, subject to termination on short notice. There can be no assurance that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We have also entered into strategic alliances with AOL and Netscape (which was acquired by AOL in March 1999), two of the largest Internet portals measured in terms of user traffic.

  Netscape. Under our July 1998 agreements with Netscape, each of which has a one-year term with automatic renewal provisions, we are the exclusive provider of co-branded yellow pages and white pages directory services on the Netscape home page (Netcenter). In addition, Netscape will include a link for these services in the bookmark section of future versions of the U.S. English-language version of Netscape Communicator client software. We paid trademark licensing fees to Netscape in connection with these agreements and are obligated to make additional payments to Netscape based on the number of click throughs to our services. Netscape guarantees us a certain minimum level of use of our yellow pages and white pages directory services.

  AOL. In August 1998 we entered into agreements with AOL to provide white pages directory services and classifieds information services to AOL. Under the terms of the agreement related to our white pages directory services, we have agreed to place our white pages directory services on AOL's NetFind home page and throughout various other parts of AOL's proprietary service, its Digital City service and AOL.com. The white pages directory services are to be provided to AOL for a three-year term, beginning on November 19, 1998, which term may be extended for an additional year and subsequently renewed for up to three successive one-year terms at AOL's discretion. This agreement may be terminated by AOL upon the acquisition by AOL of a competing white pages directory services business or for any reason after 18 months, upon payment of a termination fee, or at any time in the event of a change of control of us. Under this agreement, we will pay to AOL a quarterly carriage fee and share with AOL revenues generated by advertising on our white pages directory services delivered to AOL. Under the terms of the agreement related to our classifieds information services, we have agreed to provide classified advertising development and management services to AOL for two years, with up to three one-year extensions at AOL's discretion. AOL will pay to us a quarterly fee and share with us revenues generated by payments by individuals and commercial listing services for listings on the AOL classifieds service. In connection with these agreements, AOL received a warrant to purchase our common stock and has certain rights of first negotiation in the event of a proposed sale of us.

Internet Appliances

  We are working with certain PC manufacturers that are incorporating Internet access as part of the start-up menu of the PC. In addition, we believe that the growing number of non-PC Internet appliances presents a significant potential distribution channel for our content and commerce services. Numerous suppliers of cellular telephones, pagers, screen telephones, television set-top boxes, online kiosks and personal digital assistants are adapting familiar appliances to provide user-friendly access to the Internet. We have entered into agreements with numerous providers of Internet appliances, including the following:

                     Selected Internet Appliance Affiliates

     Means of Internet Access    Company
     ------------------------    -------
     PCs                         Acer America; The Pixel Company (for Packard
                                 Bell NEC)
     Cellular Phones             AT&T Wireless; Unwired Planet
     Pagers                      WolfeTech (for Motorola PageWriter)
     Screen Telephones           InfoGear; Mitel; Mitsui; Lucent
     Television Set-Top Boxes    American Interactive Media; @Home; Lucent;
                                 On Command; Planetweb; Source Media
                                 King kiosk platform; Lexitech kiosk software
     Online Kiosks               platform
                                 AT&T Wireless; AvantGo; InfoGear; Unwired
     Personal Digital Assistants Planet

  We believe that users of Internet appliances, in particular, seek useful information of everyday relevance and are more likely to access the Internet for specific real-world information. Since providers of Internet appliances generally do not generate their own content or have less content available to them than Web sites, we believe there is an opportunity for our content and commerce services to be an integral part of the information services bundled with these appliances. We are working with these affiliates to identify, acquire and integrate new information services that bring additional value to their devices. Our technology allows us to readily adapt the delivery of our services to the individual format and display features of our Internet appliance affiliates.

  Typically, our agreements with Internet appliance affiliates have terms of between one and three years and, in some cases, provide for the sharing of revenues between the affiliate and us generated by advertising included with the delivery of our content and commerce services. In other cases, we receive license fees on a per query or per device basis or through other arrangements for use of our content and commerce services.

  Our affiliate arrangements involve a number of risks. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We Rely on our Relationships with Affiliates."

Advertising and Promotions

  We derive substantially all of our revenues from national and local advertising, promotions, including promotions for content and commerce, and, to a lesser extent, non-advertising based private label solutions. Our clients include a broad range of businesses that advertise on the Internet, including certain of our content providers and affiliates.

National Advertising

  Banner Advertisements. A banner advertisement is prominently displayed at the top and, in some cases, at the bottom of each Web page generated for delivery of our content and commerce services. From each banner advertisement, users can hyperlink directly to an advertiser's Web site, thus enabling the advertiser to directly interact with an interested consumer. Mass market placements deliver general rotation banner advertisements throughout our content and commerce services. Targeted placements deliver banner advertisements to specified audiences. For example, advertisers can reach consumers in general by placing banner advertisements that rotate throughout our directory services, classifieds and electronic commerce services. Alternatively, advertisers can narrow their target audience by category of information or service requested by users or by geographic location. For example, advertisers can target investors by advertising only on pages containing our real-time stock quotes or potential used car buyers by advertising only on pages containing our automobile classifieds.

  Other National Advertising. We also sell CPM-based national advertising other than banner advertisements. The most common of these advertisements are known as "button advertisements" and "textlinks," but can also include customized advertising solutions developed for specific advertisers. Button advertisements are smaller than banner advertisements and can be placed anywhere on a Web page. Textlinks appear on a Web page as highlighted text, usually containing the advertiser's name. Multiple button advertisements and textlinks can appear on the same Web page along with banner advertisements. Both button advertisements and textlinks typically feature click-through hyperlinks to the advertiser's own Web site.

  Our national advertising agreements generally have terms of less than six months and guarantee a minimum number of impressions or click throughs. We charge fees for banner advertising based on the specificity of the target audience, generally ranging from $10 to $20 CPM for general rotation across undifferentiated users to $50 or greater CPM for targeted category or geographic advertisements. Our rates for button advertisements and textlinks are lower than those for banner advertisements. Actual CPMs depend on a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of impressions purchased, and are often negotiated on a case-by-case basis. Because of these factors, actual CPMs may fluctuate. Our guarantee of minimum levels of impressions or click throughs exposes us to potentially significant financial risks, including the risk that we may fail to deliver required minimum levels of user impressions or click throughs, in which case we typically continue to provide advertising without compensation until such levels are met. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We Rely on Advertising and Promotion Revenues."

Local Internet Yellow Pages Advertising

  We believe that local Internet advertising represents an attractive and largely unexploited market opportunity. Spending on Internet advertising by local businesses is currently a very small percentage of their overall advertising expenditures. We believe that our affiliate network provides an attractive Internet platform for local advertisers to reach a broader audience and extends the reach of their advertising beyond their geographic area, as well as to achieve targeted advertising within their geographic area.

  We generate an Internet yellow pages listing free of charge for all U.S. local business listings provided by infoUSA. This listing includes name, address and telephone number information, as well as maps and door-to-door directions. Similar to traditional yellow pages industry practices, we generate revenues by selling enhancements to this basic listing. Enhancement options include boldface type, enlarged type size, multi-category listings, preferred placement, email listings and Web site links, display advertisements and category sponsorships.

  Internet yellow pages advertising agreements provide for terms of one year, with pricing comparable to print yellow pages advertising, typically paid in monthly installments. Costs to the local advertisers generally range from $50 to $300 or greater per year, depending on the types of enhancements selected. For convenience, these payments usually accompany the local advertiser's monthly payment for its print advertising.

  We have formed cooperative sales relationships with leading independent yellow pages publishers, including TransWestern Publishing Company, Ltd. and McLeodUSA Publishing Company, and media companies, including Guy Gannett Communications and E.W. Scripps, which provide access to more than 1,300 salespeople and their local sales contacts. Further, we have started to build relationships with direct marketing companies, whose mail and telephone solicitations complement the sales forces of the independent yellow pages publishers and media companies. Our agreements with these companies typically have terms of one to five years and provide for revenue sharing, which varies from relationship to relationship. In addition, we typically agree that the yellow pages publisher will be our exclusive provider of Internet yellow pages advertising within a particular geographic region. The local sales forces of these companies are empowered to sell Internet yellow pages advertising on our directory services, which are generally bundled with the traditional print advertising they sell. As such, we believe our Internet yellow pages advertising offers these sales forces attractive incremental revenue opportunities from their existing client bases. These companies maintain, as part of their existing print advertising infrastructure, the systems necessary for generating online display advertisements, processing invoices and collecting payments from advertisers. To assist in their efforts, we provide the technology to streamline the transmission of data necessary to generate the enhanced Internet yellow pages listings. This technology allows advertising data files to be rapidly posted and integrated directly into our directory services. We believe that these relationships provide local expertise and access to local advertisers, as well as established advertising production capabilities, that give us an advantage over competitors while minimizing our investment in our own sales force and operations.

  Our dependence on advertising and promotion revenues involves a number of risks. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We Rely on Advertising and Promotion Revenues," "--We Rely on Third Parties for Sales of Internet Yellow Pages Advertising," "--Advertisers May Not Adopt the Internet as an Advertising Medium" and "--Our Advertising Arrangements Involve Risks."

Promotions

  In addition to our CPM-based national advertising, we also sell promotions, which are integrated packages of advertising that bundle such features as:

  . button and textlink advertisements;

  . sponsorships of specific categories of content or content and commerce services; and

  . electronic commerce features.

  Promotions also include distribution and co-branding services that we provide to content providers, for which we receive a carriage fee. These arrangements are individually negotiated with each advertiser and have a range of specially adapted features involving various compensation structures (such as guaranteed fee payments), none of which are based on CPMs. One of the most common forms of our promotions are "sponsorships," which allow advertisers to sponsor a specific category of content on our content and commerce services. These sponsorships consist of a button advertisement or textlink that appears prominently on the page each time that content category is queried by a user. In some cases, we have entered into exclusive sponsorship arrangements for certain categories of content. Promotions may also include an electronic commerce feature, in which a button advertisement offers the end user an opportunity to make an immediate online purchase.

  Our promotions are specifically designed to allow advertisers to integrate various forms of online advertising, such as button advertisements and textlinks, content sponsorship and electronic commerce links and also include innovative specially-designed advertising campaigns to fully exploit the reach of our content and commerce services. For example, we have entered into an agreement with BarnesandNoble.com, Inc. under which BarnesandNoble.com is the exclusive bookseller on a majority of our content and commerce services. Pursuant to this agreement, a button advertisement appears on Web pages for certain categories of content, which offers the end user the opportunity to purchase a book related to that category. For example, a search for local restaurants in New York City results in a BarnesandNoble.com button advertisement that, when clicked, lists restaurant guides and cookbooks for New York City restaurants.

  Promotion arrangements vary in terms and duration, but generally have longer terms than arrangements for our CPM-based advertising. The fee arrangements are individually negotiated with advertisers and are based on the range and the extent of customization. These arrangements typically include minimum monthly payments. If the advertiser offers an electronic commerce opportunity in its promotion, we may derive transaction revenues based on the level of transactions made through the promotion.

  In addition, we work with advertisers to develop customized advertising solutions that may include both CPM-based national advertising and non-CPM-based promotions. For example, our campaign for 800-U.S. Search involves a variety of targeted banner advertisements, button advertisements and textlinks, as well as co-branding of 800-U.S. Search services with our content and commerce services, such as the "Find Anyone!" service. Our advertising agreement with 800-U.S. Search has a four-year term. Revenues generated from 800-U.S. Search accounted for approximately 20.6% of our revenues for 1998. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We Rely on a Small Number of Advertising Customers."

  As of December 31, 1998, we had agreements with more than 35 advertisers for national advertising or promotions. The following is a representative list of brands or companies for which advertisers purchased national advertising or promotions on our content and commerce services during 1998:

     800-U.S. Search                     KnowX
     Apartments for Rent                 Leisure Planet
     AT&T                                Locate-Me
     BarnesandNoble.com                  Microsoft
     CareerPath                          Multiple Zones
     Dell Computers                      Netscape
     E-Term                              Net-Temps
     Hewlett-Packard                     NextCard
     IBM                                 ShopNow
     InsWeb                              Women.com
     iVillage

  Under our non-advertising based private label solution arrangements, affiliates pay us on a fixed fee, per-click or page view basis while typically keeping any revenues generated by our content and commerce solutions. These arrangements vary in terms and duration, and the fees are individually negotiated with the affiliate.

Technology and Infrastructure

  One of our principal strengths is our internally developed technology, which we have designed specifically for our Internet-based content and commerce services. Our technology architecture features specially adapted capabilities to enhance performance, reliability and scalability, consisting of multiple proprietary software modules that support the core functions of our operations. These modules include Web Server Technology, Database Technology and a Remote Data Aggregation Engine.

Web Server Technology

  We designed our Web Server Technology to enable rapid development and deployment of information over multiple platforms and formats. It incorporates an automated publishing engine that dynamically builds a page to conform to the look and feel and navigation features of each affiliate. As such, our technology enables us to deliver content in a manner optimized to the unique display formats of existing and emerging Internet appliances, such as cellular phones, pagers, screen phones, television set-top boxes, online kiosks and personal digital assistants.

  Our Web Server Technology includes other features designed to optimize the performance of our content and commerce services, including:

  . an HTML compressor that enables modifications of file content to reduce size, thereby reducing download time for users;

  . an "Adaptive Keep-Alive" feature that maximizes the time during which client server connections are kept open, based on current server load, thereby increasing user navigation and Web site traversal speed; and

  . a Proxy Server that provides the capability for real-time integration and branding of content that resides remotely with third-party content providers.

Database Technology

  We have developed proprietary database technology to address the specific requirements of our business strategy and content and commerce services. We designed our Co-operative Database Architecture to function with a high degree of efficiency within the unique operating parameters of the Internet, as opposed to commonly used database systems that were developed prior to the widespread acceptance of the Internet. The architecture is tightly integrated with our Web Server Technology and incorporates the following features:

  Heterogeneous Database Clustering. Our Heterogeneous Database Clustering allows disparate data sources to be combined and accessed through a single uniform interface, regardless of data structure or content. These clusters facilitate database bridging, which allows a single database query to produce a single result set containing data extracted from multiple databases, a vital component of our ability to aggregate content from multiple sources. Database clustering in this manner reduces dependence on single data sources, facilitates easy data updates and reduces integration efforts. In addition, our pre-search and post-search processing capabilities enable users to modify search parameters in real time before and after querying a database.

  Dynamic Parallel Index Traversal. Our Dynamic Parallel Index Traversal mechanism utilizes the search parameters supplied by the user to determine the appropriate database index (from among multiple indices) to efficiently locate the data requested. Further, an index compression mechanism allows us to achieve an efficient balance between disk space and compression/decompression when storing or accessing data.

  Automatic Query State Recovery. In a response to a database query, conventional databases access previously displayed results in order to display successive results to a given query, thus increasing response time by performing redundant operations. Our Automatic Query State Recovery mechanism decreases response time by maintaining the state of a query to allow the prompt access of successive results. This feature is particularly important, for example, when an end-user query retrieves a large number of results.

  Natural Language Interface. We incorporate a natural word search interpreter, which successfully utilizes familiar category and topic headings traditional to print directory media to generate relevant and related results to information queries. By incorporating a familiar navigation feature into our services, we believe we provide end users with a more intuitive mechanism to search for and locate information.

Remote Data Aggregation Engine

  We have developed our Remote Data Aggregation Engine to allow data from a variety of sources on the Internet to be retrieved, parsed and presented as a single virtual database result, either in real-time or at predetermined intervals. Our Template-Driven Profiling system catalogs the data on each source site, which is later accessed by our Remote Data Aggregation Engine for real-time retrieval. Data results can be internally cached to reduce network traffic and deliver the fastest possible results to the end user.

  The Remote Data Aggregation Engine has numerous applications, one of which is collecting real-time information from multiple sources in a manner that eliminates the need for a data provider to perform any local modifications. This technology is currently being applied in our price comparison service. Various other potential uses of the technology have been identified, including the collection and real-time updating of event data such as concert information, performing arts schedules and sporting events, and the aggregation of classified listings, such as employment listings from corporate Web sites.

Data Network Infrastructure

  We maintain a carrier-class data network center designed to ensure high-level performance and reliability of our content and commerce services. We connect directly to the Internet from our facilities in Redmond, Washington through redundant, dedicated DS-3 communication lines provided by multiple telecommunication service providers. Our hardware resides in a secure climate-controlled room, with local directors providing load balancing and failover. In addition to the facilities located at our headquarters, we contract for co-location facilities with Exodus Communications and Savvis Communications at two locations in Seattle, Washington. As we expand our operations, we expect to locate server facilities at various strategic geographic locations.

Product Development

  We believe that strong product development capabilities are essential to developing the technology necessary to successfully implement our strategy of expanding our affiliate network, acquiring value-added content to add to our content and commerce services, expanding internationally and into other services and maintaining the attractiveness and competitiveness of our content and commerce services. We have invested significant time and resources in creating our proprietary technology. Product development expenses were $110,000 for the period from March 1, 1996 (inception) to December 31, 1996, $213,000 for the year ended December 31, 1997 and $604,000 for the year ended December 31, 1998.

  Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize our market. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Rapid Technological Change Affects Our Business" for a discussion of certain risks in this regard.

International Expansion

  We intend to capitalize on what we perceive to be a significant opportunity for our content and commerce services in international markets. We expect to reduce the costs and risks of international expansion by entering into strategic alliances with partners able to provide local directory information, as well as local sales forces and contacts.

  We entered into a joint venture with Thomson Directories Limited to form TDL InfoSpace (Europe) Limited to replicate our content and commerce services in Europe. TDL InfoSpace has targeted the United Kingdom as its first market, and content services were launched in the third quarter of 1998. Pursuant to the terms of the joint venture agreement, both we and Thomson entered into license agreements with TDL InfoSpace for offsetting payments to each party of (Pounds)50,000. These amounts were not intended to represent the fair market value of the license agreements to an unrelated third party. Under the license agreement between Thomson and TDL InfoSpace, Thomson licenses its U.K. directory information database to TDL InfoSpace. Under the joint venture agreement, Thomson also sells Internet yellow pages advertising for the joint venture through its local sales force. Under our license agreement with TDL InfoSpace, we license our technology and provide hosting services to TDL InfoSpace. In addition, under our license agreement, TDL

InfoSpace is obligated to reimburse us for any incremental costs incurred by us for our efforts with respect to the hosting services. In the event that TDL InfoSpace expands into other countries, it is required to pay to us an additional technology license fee of up to $50,000 per additional country. Our license agreement also provides that, in the event that we no longer hold any ownership interest in the joint venture, TDL InfoSpace and we will negotiate an arm's-length license fee for our technology, not to exceed $1 million. Each party purchased a 50% interest in TDL InfoSpace and is required to provide reasonable working capital to TDL InfoSpace.

  We expect that TDL InfoSpace will expand its content and commerce services to other European countries in 1999. Under the joint venture agreement, each of us and Thomson is obligated to negotiate with TDL InfoSpace and the other party to jointly offer content and commerce services in other European countries prior to offering such services independently or with other parties. In addition, we are currently investigating additional international opportunities. The expansion into international markets involves a number of risks. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Our International Expansion Plans Involve Risks."

Intellectual Property

  Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. All of our employees have executed confidentiality and nonuse agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and affiliates regarding our business and technologies, we generally require that such parties enter into a nondisclosure agreement. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. For example, our standard affiliate agreement provides that we retain ownership of all patents and copyrights in our technology and requires our customers to display our copyright and trademark notices.

  We have applied for registration of certain service marks and trademarks, including "InfoSpace," "InfoSpace.com" and our logo in the United States and in other countries, and will seek to register additional service marks and trademarks, as appropriate. We may not be successful in obtaining the service marks and trademarks that we have applied for. Approximately ten U.S. patent applications have been filed relating to various aspects of our technology for querying and developing databases, for developing and constructing web pages, for electronic commerce for on-line directory services and for web scraping. Additional patent applications are in preparation on other features of our technology. We have instituted a formal patent program and anticipate increased patent application activity in the future. Patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

  Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and we do not currently have any patents or patent applications pending in any foreign country. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

  Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective bases, our business could suffer. See "Legal Proceedings."

Competition

  We operate in the Internet services market, which is extremely competitive and is rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for Internet content and commerce services are:

  . the ability to provide content of broad appeal, which is likely to result in increased user traffic and increase the brand name value of the Web sites and Internet appliances to which the services are provided;

  . the ability to meet the specific content demands of a particular Web site or Internet appliance;

  . the cost-effectiveness and reliability of the content and commerce services;

  . the ability to provide content that is attractive to advertisers;

  . the ability to achieve comprehensive coverage of a particular category of content; and

  . the ability to integrate related content to increase the utility of the content and commerce services offered.

We compete, directly or indirectly, in the following ways, among others:

  . our directory services compete with AnyWho? (a division of AT&T), GTE
    SuperPages, Switchboard, ZIP2 (which recently announced its acquisition by Compaq), various RBOCs' directory services, infoUSA's Lookup USA, Microsoft Sidewalk and Yahoo! Yellow Pages and White Pages;

  . other services we provide, such as classifieds, horoscopes and real-time stock quotes, compete with specialized content providers;

  . our U.K. joint venture will compete with British Telecom's YELL service and Scoot (UK) Limited; and

  . our commerce services will compete with Inktomi, Amazon.com's Junglee and Excite's Jango.

  We expect that in the future we will experience competition from other Internet services companies and providers of Internet software, including Microsoft, Netscape, Yahoo!, AOL, Excite, Infoseek, Lycos, go2net's MetaCrawler and Snap. We may also face increased competition from traditional media companies expanding onto the Internet.

  Many of our current customers have established relationships with certain of our current and potential future competitors. If our competitors develop content and commerce services that are superior to ours or that achieve greater market acceptance than ours, our business will suffer. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Our Business Is Highly Competitive."

Governmental Regulation

  Because of the increasing use of the Internet, the government may adopt laws and regulations relating to the Internet, addressing issues such as user privacy, pricing, content, taxation, copyrights, distribution and product and services quality.

  We may be subject to provisions of the Federal Trade Commission Act that regulate advertising in all media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The Federal Trade Commission has the power to enforce this Act. It has recently brought several actions charging deceptive advertising via the Internet and is actively seeking new cases involving advertising via the Internet.

  We may also be subject to the provisions of the recently enacted Communications Decency Act. This Act imposes substantial monetary fines and/or criminal penalties on anyone who distributes or displays certain prohibited material over the Internet. Although recent court decisions have cast doubt on the constitutionality of this Act, it could subject us to substantial liability.

  These or any other laws or regulations that may be enacted in the future could have several adverse effects on our business. These effects include:

  . we may be subject to substantial liability, including fines and criminal penalties;

  . we could be prevented from offering certain products or services; and

  . the growth in Internet usage could be substantially limited.

Government regulation may present a risk to our business. See "Risk Factors--We May Become Subject to Government Regulation."

Employees

  As of February 28, 1999, we had 76 employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We Need to Manage Our Growth and Implement Procedures and Controls" and "--We Depend on Key Personnel" and "--We Need to Hire Additional Personnel."

Our Executive Officers

  The following table sets forth certain information as of March 1, 1999 with respect to our executive officers and directors:

Name                     Age Position
----                     --- --------
Naveen Jain............. 39  Chief Executive Officer and Chairman of the Board
Bernee D. L. Strom...... 51  President, Chief Operating Officer and Director
Ellen B. Alben.......... 36  Vice President, Legal and Business Affairs and Secretary
Douglas A. Bevis........ 53  Vice President and Chief Financial Officer
Tammy D. Halstead....... 35  Vice President and Chief Accounting Officer

  Naveen Jain founded InfoSpace.com in March 1996. Mr. Jain has served as our Chief Executive Officer since our inception, as our President since our inception to November 1998 and as our sole director from its inception to June 1998, when he was appointed Chairman of the Board upon the Board's expansion to five directors. From June 1989 to March 1996, Mr. Jain held various positions at Microsoft Corporation, including Group Manager for MSN, Microsoft's online service. From 1987 to 1989, Mr. Jain served as Software Development Manager for Tandon Computer Corporation, a PC manufacturing company. From 1985 to 1987, Mr. Jain served as Software Manager for UniLogic, Inc., a PC manufacturing company and from 1982 to 1985, he served as Product Manager and Software Engineer at Unisys Corporation/Convergent Technologies, a computer manufacturing company. Mr. Jain holds a B.S. from the University of Roorkee and an M.B.A. from St. Xavier's School of Management.

  Bernee D. L. Strom joined InfoSpace.com in November 1998 as President and Chief Operating Officer and became a director in December 1998. Since 1990, Ms. Strom served as President and Chief Executive Officer of the Strom Group, a venture investment and business advisory firm specializing in high technology. From April 1995 through June 1997, Ms. Strom served as President and Chief Executive Officer of USA Digital Radio, LP, a partnership of Westinghouse Electric Corporation and Gannett Co., Inc. that develops technology for AM and FM digital radio broadcasting. From 1990 through 1994, she was President and Chief Executive Officer of MBS Technologies, Inc., a software company. Ms. Strom was a founder of Gemstar Development Corporation, which developed the VCRPlus+(R) Instant Programmer, and served as its Vice President from its founding in 1989 to 1993. Ms. Strom serves as a member of the Board of Directors of the Polaroid Corporation, Krug International Corporation, MilleCom, an Internet-based communications company, Walker Digital, an intellectual property studio, and Quantum Development, a software and services company. She is a trustee of the National Public Radio Foundation and a member of CIGNA's Telecommunications Board of Advisors. She also serves as a member of the Board of Advisors of the J. L. Kellogg Graduate School of Management at Northwestern University. Ms. Strom holds a B.S., M.A. and Ph.D. from New York University and an M.B.A. from the Anderson Graduate School of Management at UCLA.

  Ellen B. Alben joined InfoSpace.com in May 1998 as Vice President, Legal and Business Affairs and Secretary. From April 1997 to May 1998, she was a senior attorney with Perkins Coie LLP. From September 1996 to April 1997, Ms. Alben served as a consultant to Paragon Trade Brands, Inc., a private-label diaper manufacturer, and as special securities counsel to companies raising private financing. From September 1995 through June 1996, she served as Vice President, General Counsel and Secretary of Paragon Trade Brands. Paragon Trade Brands filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in January 1997. From July 1994 to September 1995, she served as Senior Associate Counsel of The Hillhaven Corporation, a nursing home provider, and from June 1993 to July 1994 she served as Associate Counsel of Hillhaven. Prior to joining Hillhaven, Ms. Alben practiced law with private law firms for seven years, specializing in corporate securities, finance, and mergers and acquisitions. She holds a B.A. from Duke University and a J.D. from Stanford Law School.

  Douglas A. Bevis joined InfoSpace.com in August 1998 as Vice President and Chief Financial Officer. From September 1996 until July 1998, he served as Vice President and Chief Financial Officer of Apex PC Solutions, Inc., a manufacturer of stand-alone switching systems and integrated server cabinet solutions for the client/server computing market, and served as Secretary of Apex from December 1996 to March 1998. From September 1990 to February 1996, Mr. Bevis was employed at CH2M HILL, Inc., a national environmental engineering consulting firm, where he served as Vice President and Treasurer from September 1990 to April 1993 and as Senior Vice President and Chief Financial Officer from April 1993 to February 1996. Mr. Bevis holds a B.A. from Beloit College, a Master of Architecture degree from the University of Minnesota and an M.B.A. from the Harvard Graduate School of Business Administration.

  Tammy D. Halstead joined InfoSpace.com in July 1998 as Corporate Controller. In December 1998, she was appointed Vice President and Chief Accounting Officer. From March 1997 to June 1998, she worked at the Seattle office of USWeb Corporation, an Internet professional services firm, where she served as Director of Finance and Administration and later as Vice President, Finance and Administration. From April 1996 to March 1997, she was the Director of Finance and Administration at Cosmix, Inc., which was acquired by USWeb Corporation in March 1997. From December 1993 to February 1996, she served as Controller of ConnectSoft, Inc., a software development company. Prior to joining ConnectSoft, Inc., she spent eight years in private industry with a division of Gearbulk Ltd., an international shipping company, and in public accounting with Ernst & Whinney (now Ernst & Young LLP). She holds a B.A. in Business Administration from Idaho State University and is a licensed CPA.

              FACTORS AFFECTING INFOSPACE.COM'S OPERATING RESULTS,
                  BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

  In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors. These risks may impair our operating results and business prospects and the market price of our stock. This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding our business and growth strategy, the expected benefits of our private label solutions for content and commerce to our affiliates, advertisers and content providers, the expectation that Netscape and AOL will meet certain contractual minimum commitments, the expectation that actual carriage fee payments under the AOL agreement will exceed the sales and marketing expense recorded for the quarter in which payment is made, the effect of AOL's acquisition of Netscape, future carriage fees, increased advertising and public relations expenditures, increased operating expenses and the reasons for such increases, expected operating losses, increased product development expenditures, increased costs of revenues, increased product development expenses, increased sales and marketing expenses, future levels of bad debt expense, increased general and administrative expenses, anticipated capital equipment expenditures, anticipated cash needs, the absence of material Year 2000 compliance problems and the time frame and cost of addressing any Year 2000 problems and the successful integration of technology acquired from Outpost and the cost thereof. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. The risks set forth below and elsewhere in this form report could cause actual results to differ materially from those projected.

We Have a Limited Operating History and a History of Losses.

  We have a very limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses since our inception in March 1996. At December 31, 1998, we had an accumulated deficit of approximately $9.9 million. We expect to incur significant operating losses on a quarterly basis in the future. We may never be profitable. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

  . develop and maintain strategic relationships with potential content providers and affiliates;

  . identify and acquire the rights to additional content;

  . successfully integrate new features with our content and commerce services;

  . expand our sales and marketing efforts, including relationships with third parties to sell local advertising for our Internet yellow pages directory services;

  . maintain and increase our affiliate and advertiser base;

  . successfully expand into international markets;

  . retain and motivate qualified personnel; and

  . successfully respond to competitive developments.

  If we do not effectively address the risks we face, our business will suffer and we may never achieve or sustain profitability. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Business Model Is Evolving and Unproven.

  Our business model is described below. We:

  . aggregate content from third-party content providers;

  . integrate related content;

  . distribute this content on a private label basis to leading Internet portals, destination sites and suppliers of PCs and other Internet appliances; and

  . generate revenues from the sale of national and local advertisements and promotions on the Web pages that deliver our content and commerce solutions.

  Our business model is relatively new to the Internet, is unproven and is likely to continue to evolve. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate significant advertising and promotion revenues by distributing content services depends, in part, on our ability to successfully market our content and commerce solutions to Internet portals and destination sites that currently do not rely on third-party sources for their content needs and do not typically utilize content services that are readily available to their competitors. We intend to continue to develop our business model as we explore opportunities internationally and in new and unproven areas such as electronic commerce and in providing content and commerce solutions for emerging Internet appliances.

Our Financial Results Are Likely to Fluctuate.

  Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations may be caused by several factors, many of which are beyond our control. These factors include:

  . the addition or loss of affiliates;

  . variable demand for our content and commerce solutions by our affiliates;

  . the cost of acquiring and the availability of content;

  . the overall level of demand for content and commerce services;

  . our ability to attract and retain advertisers and content providers;

  . seasonal trends in Internet usage and advertising placements;

  . the amount and timing of fees we pay to our affiliates to include our content and commerce solutions on their Web sites;

  . the productivity of our direct sales force and the sales forces of the independent yellow pages publishers, media companies and direct marketing companies that sell local Internet yellow pages advertising for us;

  . the amount and timing of increased expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

  . our ability to continue to enhance, maintain and support our technology;

  . the result of litigation that is currently ongoing against InfoSpace.com, or any litigation that is filed against us in the future;

  . our ability to attract and retain personnel;

  . the introduction of new or enhanced services by us or our affiliates, or other companies that compete with us or our affiliates;

  . price competition or pricing changes in Internet advertising and Internet services, such as ours;

  . technical difficulties, system downtime, system failures or Internet brown-outs;

  . political or economic events and governmental actions affecting Internet operations or content; and

  . general economic conditions and economic conditions specific to the Internet.

If one or more of these factors or other factors occur, our business could suffer.

  In addition, because InfoSpace.com only began operations in March 1996, and because the market for Internet services such as ours is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our sales and marketing, research and development and general and administrative expenses in 1999. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

Our Business Is Seasonal.

  During the summer months and year-end holiday season, Internet usage typically declines, and our affiliates experience reduced user traffic. In addition, advertising sales in traditional media, such as broadcast and cable television, generally declines in the first and third quarters of the year. This seasonality is likely to cause fluctuations in our financial results.

We Rely on Advertising and Promotion Revenues.

  We derive substantially all of our revenues from the sale of national and local advertisements and promotions on the Web pages that deliver our content, and we expect this to continue in the future. Our ability to increase our revenues will depend upon a number of factors, including the following:

  . the acceptance of the Internet as an advertising medium by national and local advertisers;

  . the acceptance and regular use of our content and commerce solutions by a large number of users who have demographic characteristics that are attractive to advertisers;

  . the success of our strategy to sell local Internet yellow pages advertising through third parties;

  . the expansion and productivity of our advertising sales force; and

  . the development of the Internet as an attractive platform for electronic commerce.

  We are relying on revenues from local Internet yellow pages advertising as a significant source of our future revenues. However, we have not yet generated significant revenues from local Internet yellow pages advertising. See "--We Rely on Third Parties for Sales of Internet Yellow Pages Advertising."

We Rely on Our Relationships with Affiliates.

  We will be able to continue generating revenues from advertising and promotions only if we can secure and maintain distribution for our content and commerce solutions on acceptable commercial terms through a wide range of affiliates. We expect that revenues generated from the sale of advertisements and promotions delivered through our network of affiliates will continue to account for a significant portion of our revenues for the foreseeable future. In particular, we expect that a limited number of our affiliates, including Netscape, AOL (which acquired Netscape in March 1999), and Microsoft will account for a substantial portion of our affiliate traffic and, therefore, revenues over time. Our distribution arrangements with our affiliates typically are for limited durations of between six months and two years and automatically renew for successive terms thereafter, subject to termination on short notice. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We generally share with each affiliate a portion of the revenues generated by advertising on the Web pages that deliver our content services. We pay carriage fees to certain affiliates, including Netscape and AOL. These relationships may not be profitable or result in benefits to us that outweigh the costs of the relationships.

  Our affiliate relationships are in an early stage of development. If affiliates, especially major affiliates, demand a greater portion of advertising revenues or require us to make payments for access to their site or device, our business may suffer. In addition, if we lose a major affiliate, we may be unable to timely or effectively replace the affiliate with other affiliates with comparable traffic patterns and user demographics. We cannot predict whether AOL's acquisition of Netscape will harm our business. The loss of any major affiliate could harm our business. See "Business--Affiliate Network."

We Rely on Third Parties for Sales of Internet Yellow Pages Advertising.

  We rely on arrangements with independent yellow pages publishers, media companies and direct marketing companies to generate local Internet yellow pages advertising revenues, both domestically and internationally. These companies sell enhanced yellow pages listings on our Internet yellow pages directory services. Under our arrangements with independent yellow pages publishers, we typically provide exclusive rights to the publisher to sell local advertising in a specific geographic area, and we do not restrict the publisher's ability to sell advertising for any other source. We expect to derive a greater portion of our advertising revenues from these relationships in the future. These independent yellow pages publishers, media companies and direct marketing companies have only recently begun to offer local Internet yellow pages advertising and, accordingly, have extremely limited experience in forecasting and executing Internet advertising business models. We may have to expend significant time and effort in training their sales forces.

  We base our future operating plans, in part, on the local Internet yellow pages forecasts of the independent yellow pages publishers, media companies and direct marketing companies with which we have relationships. We cannot accurately predict the timing or the extent of the success of these local advertising efforts. Further, the independent yellow pages publishers, media companies and direct marketing companies have broad discretion in setting advertising rates, and they may not develop a profitable business model. We also rely on the advertisement production infrastructure of these companies for the billing and collection of local advertising payments and the production and filing of display advertisements and button advertisements. The failure of these sales relationships to generate meaningful revenues for us or for these companies to cease to maintain and support an advertisement production infrastructure could harm our business. See "Business--Advertising and Promotions."

Advertisers May Not Adopt the Internet as an Advertising Medium.

  Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. In addition, advertising on the Internet is at a much earlier stage of development in international markets compared to the United States.

  Fluid and intense competition in the sale of advertising on the Internet has led different vendors to quote a wide range of rates and offer a variety of pricing models for various advertising services. As a result, we have difficulty projecting future advertising revenues and predicting which pricing models advertisers will adopt. For example, if many advertisers base their advertising rates on the number of click throughs from our content services to their Web pages, instead of solely on the number of impressions received, our revenues could decrease. There are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and standards may not develop sufficiently to support Internet advertising as a significant advertising medium. We typically base our advertising rates on the number of impressions received, and our advertising customers may not accept our measurements or such measurements may contain errors.

  Industry analysts and others have made many predictions concerning the growth of the Internet as a commercial medium. Many of these historical predictions have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In addition, if a large number of consumers use "filter" software programs that limit or remove advertising from the Web, advertisers may choose not to advertise on the Internet. If the commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our business will suffer. See "Business--Advertising and Promotions."

We Rely on a Small Number of Advertising Customers.

  We derive a substantial portion of our revenues from a small number of advertising customers. We expect that this will continue in the forseeable future. In particular, 800-U.S. Search, Inc. accounted for approximately 20.6% of our revenues for the year ended December 31, 1998. In addition, 800-U.S. Search represented approximately 38.1% of our accounts receivable as of September 30, 1998 and 27.3% of our accounts receivable as of December 31, 1998.

  Our top ten advertising customers represented 47.8% of our revenues in 1998. If we lose any of these customers, including 800-U.S. Search in particular, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Many of Our Customers Are Emerging Internet Companies.

  A significant portion of our revenues is derived from sales of advertising to other Internet companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. Many of these businesses could fail and, in any event, represent credit risks. Our bad debt expense represented approximately 9.7% of our revenues in the quarter ended September 30, 1998 and 4.6% of our revenues in the quarter ended December 31, 1998. If our customer base experiences financial difficulties or fails to experience commercial success, our business will suffer.

Our Advertising Arrangements Involve Risks.

  We typically sell national advertisements pursuant to short-term agreements of less than six months. As a result, our national advertising customers could cancel these agreements, change their advertising expenditures or buy advertising from our competitors on relatively short notice and without penalty. Because we expect to derive a large portion of our future revenues from sales of national advertising, these short-term agreements expose us to competitive pressures and potentially severe fluctuations in our financial results.

  In addition, we typically guarantee our national advertising customers a minimum number of impressions or click throughs by Web users. These arrangements expose us to potentially significant risks. If we fail to deliver these minimum levels, we typically have to provide free advertising to the customer until the minimum level is met, which could harm our financial results.

  We occasionally guarantee the availability of advertising space in connection with promotion arrangements and content agreements. In addition, we occasionally provide customized advertising campaigns for advertisers and agree with certain advertisers that we will not accept advertising from any other customer within a particular subject matter. All of these arrangements subject us to certain risks. These risks include:

  .our potential inability to meet the guarantees we make to our customers;

  . our allocation of resources to create customized advertising that may not result in successful advertisements; and

  . a requirement to forego advertising from potential customers whose advertisements would conflict with those of other customers.

Any of these results could harm our financial results.

We Depend on Third Parties for Content.

  We typically do not create our own content. Rather, we acquire rights to information from more than 60 third-party content providers, and our future success is critically dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers. Our current content providers include:

  . infoUSA, Inc. (formerly known as American Business Information, Inc.), for yellow pages and white pages information;

  . Carroll Publishing, Inc., for government directories;

  . Leisure Planet, Inc., for enhanced hotel information; and

  . CareerPath, Inc., for employment listings.

  We typically license content under short-term arrangements that do not require us to pay royalties or other fees for the use of the content. However, we do enter into revenue-sharing arrangements with certain content providers, and we pay certain content providers, including infoUSA, a one-time fee or a fee for each query from Web users. In the future, we expect that certain of our content providers will likely demand a greater portion of advertising revenues or increase the fees that they charge us for their content. If we fail to enter into and maintain satisfactory arrangements with content providers, our business will suffer. See "--We Need to Manage Our Growth and Implement Procedures and Controls."

We Depend on Key Personnel.

  Our performance depends on the continued services of our executive officers and other key personnel. We maintain key person life insurance on Naveen Jain, our Chief Executive Officer, in the amount of $5.0 million. We do not maintain key person life insurance policies on any of our other employees. If we lose the services of any of our executive officers or other key employees, our business could suffer. See "Business--Employees" and "--Our Executive Officers."

We Need to Hire Additional Personnel.

  Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. We intend to hire a significant number of technical, sales and marketing, business development and administrative personnel during the next year. If we fail to successfully attract, assimilate and retain a sufficient number of qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

We Need to Manage Our Growth and Implement Procedures and Controls.

  We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from 15 at January 1, 1998 to 76 at February 28, 1999. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Since May 1998, we have added a number of key managerial, technical and operations personnel, including our President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Vice President, Legal and Business Affairs, and we expect to add additional key personnel in the near future. We are also significantly increasing our employee base.

  We are in the process of implementing improvements in our operational, accounting and information systems, procedures and controls. In the past, our controls have not been adequate to ensure proper communication within our company regarding, and to properly document, the terms of certain of our written and verbal contracts and the termination of certain contracts. Specifically, in May 1997, we entered into a written acquisition agreement that included a formula to be used in determining the final purchase price. Subsequently, pursuant to a verbal understanding that did not include the use of this formula, we made a determination of the final purchase price. This understanding was not documented and, as a result, we initially accounted for the transaction improperly, which required us to restate our financial statements. Also in the past, we did not consistently follow our procedures with respect to the documentation of the granting of options to new employees, and, at times, we failed to maintain an appropriate level of internal communication regarding the potential hiring of new employees, especially management employees. These inadequacies have led to claims against us, some of which are still pending. See "--We Are Subject to Pending Legal Proceedings."

  Our relationships with content providers, affiliates and advertisers are subject to frequent change and have often been informal. In particular, we may have failed to perform our obligations under certain commercial contracts that may have been modified or terminated by verbal agreement. We believe that any failure to perform our obligations was not significant. This practice of the modification or termination of past written agreements by verbal agreement has resulted, and may result in the future, in disputes regarding the existence, interpretation and circumstances regarding modification or termination of commercial contracts. We are currently involved in litigation with Internet Yellow Pages, Inc., a direct marketing company with which we had a cooperative sales relationship, and have received other claims. infoUSA recently advised us that they believed we were not complying with certain terms of our written agreement and would terminate our agreement if we did not cure such non-compliance. We believe that we have satisfactorily addressed their concerns. If our relationships with content providers, affiliates and advertisers evolve in an adverse manner, if we get into contractual disputes with content providers, affiliates or advertisers or if any agreements with such persons are terminated, our business could suffer. See "Legal Proceedings."

  We have taken a number of steps to improve our accounting and information systems, procedures and controls, including the hiring of a President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and a Vice President, Legal and Business Affairs and other financial and administrative personnel. In addition, we have adopted certain policies with respect to the approval, tracking and management of our commercial agreements, including:

  . standardizing the form of our commercial agreements, where possible;

  . requiring our legal and accounting departments to review any proposed commercial contract and approve contract modifications prior to their implementation;

  . prohibiting ourselves from entering into verbal agreements or verbal modifications or terminations of agreements; and

  . establishing a contracts database to serve as a central source of key information regarding our commercial contracts, which will facilitate the tracking and management of these contracts.

We may be unable to successfully implement these policies. Furthermore, these steps may be inadequate to prevent disputes or issues relating to inadequate internal communications from arising in the future.

  To manage the expected growth of our operations and personnel, we must continue improving or replacing existing operational, accounting and information systems, procedures and controls. We will also need to expand, train and manage our growing employee base, particularly our finance, administrative and operations staff. Further, we must manage effectively our relationships with various Internet content providers, advertisers, affiliates and other third parties necessary to our business. If we are unable to manage growth effectively, our business could suffer. See "--We Are Subject to Pending Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Employees" and "--Our Executive Officers."

Our International Expansion Plans Involve Risks.

  A key component of our strategy is expanding our operations into international markets. We have entered into a joint venture agreement with Thomson Directories Limited to replicate our content and commerce solutions in Europe. The joint venture, TDL InfoSpace (Europe) Limited, has targeted the

United Kingdom as its first market, and it launched content services in the third quarter of 1998. We expect that TDL InfoSpace will expand its content services to other European countries. Under the joint venture agreement, each of us is obligated to negotiate with TDL InfoSpace and the other party to jointly offer content and commerce solutions in other European countries prior to offering such services independently or with other parties. To date, we have limited experience in developing and syndicating localized versions of our content services internationally, and we may not be able to successfully execute our business model in these markets. In addition, international markets experience lower levels of Internet usage and Internet advertising than the United States. We rely on our business partner in Europe for U.K. directory information and local sales forces and may enter into similar relationships if we expand into other international markets. Accordingly, our success in these markets will be directly linked to the success of our business partners in such activities. If our business partners fail to successfully establish operations and sales and marketing efforts in these markets, our business could suffer. See "Business--International Expansion."

  In addition, we face a number of risks inherent in doing business in international markets, including, among others:

  .unexpected changes in regulatory requirements;

  .potentially adverse tax consequences;

  .export controls relating to encryption technology;

  .tariffs and other trade barriers;

  .difficulties in staffing and managing foreign operations;

  .changing economic conditions;

  . exposures to different legal standards (particularly with respect to intellectual property and distribution of information over the Internet);

  .burdens of complying with a variety of foreign laws;

  .fluctuations in currency exchange rates; and

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

If any of these risks occur, our business could suffer.

Our Business Is Highly Competitive.

  We operate in the Internet services market, which is extremely competitive and is rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for Internet content and commerce services are:

  . the ability to provide content of broad appeal, which is likely to result in increased user traffic and increase the brand name value of the Web sites and Internet appliances to which the services are provided;

  . the ability to meet the specific content demands of a particular Web site or Internet appliance;

  . the cost-effectiveness and reliability of the content and commerce services;

  . the ability to provide content and commerce services that are attractive to advertisers;

  . the ability to achieve comprehensive coverage of a particular category of content; and

  . the ability to integrate related content to increase the utility of the content and commerce services offered.

  We compete, directly or indirectly, in the following ways, among others:

  . our directory services compete with AnyWho? (a division of AT&T), GTE
    SuperPages, Switchboard, ZIP2 (which recently announced its acquisition by Compaq), various RBOCs' directory services, infoUSA's Lookup USA, Microsoft Sidewalk and Yahoo! Yellow Pages and White Pages;

  . other services we provide, such as classifieds, horoscopes and real-time stock quotes, compete with specialized content providers;

  . our U.K. joint venture will compete with British Telecom's YELL service and Scoot (UK) Limited; and

  .our commerce services will compete with Inktomi, Amazon.com's Junglee and Excite's Jango.

  We expect that in the future we will experience competition from other Internet services companies and providers of Internet software, including Microsoft, Netscape, Yahoo!, AOL, Excite, Infoseek, Lycos, go2net's MetaCrawler and Snap. We may also face increased competition from traditional media companies expanding onto the Internet.

  Many of our current customers have established relationships with certain of our current and potential future competitors. If our competitors develop content and commerce services that are superior to ours or that achieve greater market acceptance than ours, our business will suffer. See "Business-- Competition."

Our Business Relies on the Performance of Our Systems.

  Our success depends, in part, on the performance, reliability and availability of our content and commerce services. Our revenues depend, in large part, on the number of users that access our content and commerce services. Our computer and communications hardware is located at our main headquarters in Redmond, Washington and in additional hosting facilities provided by Exodus Communications, Inc. and Savvis Communications Corporation in Seattle, Washington. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We do not have a formal disaster recovery plan, and we do not carry business interruption insurance that is adequate to compensate us for losses that may occur. In addition, systems that use sophisticated software may contain bugs, which could also interrupt service. Any system interruptions resulting in the unavailability of our content and commerce services would reduce the volume of users able to access our content and commerce services and the attractiveness of our service offerings to our affiliates, advertisers and content providers, which could harm our business.

Our Industry Is Experiencing Consolidation.

  The Internet industry has recently experienced substantial consolidation. For example, AOL has acquired Netscape, USA Networks has announced that it will acquire Lycos, At Home has announced that it will acquire Excite and Compaq has announced that it will acquire ZIP2. We expect this consolidation to continue. These acquisitions could affect us in a number of ways, including:

  . companies from whom we acquire content could be acquired by one of our competitors and stop selling us content;

  . our customers could be acquired by one of our competitors and stop buying advertising from us; and

  . our customers could merge with other customers, which could reduce the size of our customer base.

This consolidation in the Internet industry could harm our business.

We Are Subject to Pending Legal Proceedings.

  From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by us. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources, which could harm our business.

  On April 16, 1998, one of our former employees filed a complaint in the Superior Court for Santa Clara County, California alleging, among other things, that he had the right in connection with his employment to purchase shares of our common stock representing up to 5% of our equity as of an unspecified date. We settled this lawsuit in February 1999. Under the settlement, we made a cash payment of $4.5 million.

  An alleged former employee has filed a complaint alleging that he was terminated without cause and that he entered into an agreement with us that entitles him to an option to purchase 2,000,000 shares of our common stock or 10% of our stock. The complaint alleges breach of contract, breach of the covenant of good faith, breach of fiduciary duty, misrepresentation, promissory estoppel, intentional interference with contractual relations and unfair and deceptive acts and practices, seeking specific performance of the alleged agreement for 10% of our stock, damages equal to the value of 10% of our stock, punitive damages and attorneys' fees and costs and treble damages.

  We have filed a complaint against Internet Yellow Pages, Inc., or IYP, asserting claims for (a) account stated, (b) breach of contract, and (c) fraud. IYP has filed a complaint against us asserting causes of action for breach of contract, fraud, extortion and racketeering and seeks relief consisting of $1,500,000 and other unquantified money damages, punitive damages, treble damages and attorney's fees.

  On February 24, 1999, we received a letter from counsel for a former content provider claiming that it is entitled to an option to acquire up to 5% of InfoSpace.com. We have reviewed the claim and believe that it is entirely without merit. We responded to the counsel accordingly in a letter dated March 4, 1999 and intend to vigorously defend any suit if filed.

  We believe we have meritorious defenses to all of these claims against us. Nevertheless, litigation is inherently uncertain, and we may not prevail in these suits. To the extent that we are required to issue shares of our common stock or options to purchase common stock as a result of the claim filed by the alleged former employee or the former content provider, we would recognize an expense equal to the number of shares issued multiplied by the fair value of our common stock on the date of issuance, less the exercise price of any options required to be issued. This could harm our results of operations, and any such issuance would be dilutive to existing stockholders, the impact of which may be mitigated to the extent it is offset by shares of common stock in the escrow account described in "Legal Proceedings."

  On January 26, 1999, Civix-DDI, LLC filed a complaint in U.S. District Court in Colorado against us and 19 other defendants for infringement of two patents relating to electronic mapping systems. Attorneys for Civix also have proposed a settlement of the litigation by which the patents would be licensed to us in exchange for a single unspecified lump sum royalty payment. We have not yet been able to formulate a position on the complaint or on the proposed settlement.

  We had discussions with a number of individuals in the past regarding employment by us and also hired and subsequently terminated a number of individuals as employees or consultants. Furthermore, primarily during our early stage of development, our procedures with respect to the manner of granting options to new employees were not clearly documented. As a result of these factors, and in light of the receipt of the above claims, we have in the past received, and may in the future receive, similar claims from one or more individuals asserting rights to acquire shares of our stock or to receive cash compensation. We cannot predict whether such future claims will be made or the ultimate resolution of any currently outstanding or future claim. Naveen Jain, our Chief Executive Officer, has placed into escrow 1,000,000 shares of our stock beneficially owned by him to indemnify us and our directors for a period of five years for certain liabilities relating to events prior to September 30, 1998. The indemnification agreement, however, does not provide for indemnification for certain matters known by the Board prior to September 30, 1998 or losses less than $100,000. Satisfaction of such liabilities through the issuance of escrowed shares could result in the recognition of future expenses, which could harm our results of operations. See "Legal Proceedings."

We Rely on Internally Developed Software and Systems.

  We have developed custom software for our network servers. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix. We must expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our Web site or our affiliates' Web sites increases substantially. In addition, if we expand into electronic commerce, we may have to significantly modify our systems. We could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our content services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business. See "Business--Technology and Infrastructure."

Rapid Technological Change Affects Our Business.

  Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize our market. Our market's early stage of development exacerbates these characteristics. Our future success depends in significant part on our ability to improve the performance, content and reliability of our content services in response to both the evolving demands of the market and competitive product offerings. Our efforts in these areas may not be successful. If a large number of affiliates adopt new Internet technologies or standards, we may need to incur substantial expenditures modifying or adapting our content services.

We Rely on the Internet Infrastructure.

  Our success depends, in large part, on other companies maintaining the Internet infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic commerce, our business could suffer.

We Receive Information that May Subject Us to Liability.

  We obtain content from third parties. When we aggregate, syndicate and distribute this content over the Internet, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement and product or service liability. Many of the agreements by which we obtain content do not contain indemnity provisions in favor of us. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. Our agreement with ETAK, Inc., which has provided our mapping and directions content, does not contain an indemnity provision that would apply to our pending litigation with Civix-DDI. While we carry general business insurance with a limit of $1.0 million for each occurrence and $2.0 million in the aggregate, this coverage may be inadequate.

  In addition, individuals whose names appear in our yellow pages and white pages directories have occasionally contacted us. These individuals believed that their phone numbers and addresses were unlisted, and our directories are not always updated to delete phone numbers or addresses when they are changed from listed to unlisted. While we have not received any claims from these individuals, we may receive claims in the future. Any liability that we incur as a result of content we receive from third parties could harm our financial results.

Our Networks Face Security Risks.

  Even though we have implemented security measures, our networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our Internet operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement industry-standard security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing Web pages that deliver our content services, any of which could harm our business. See "Business--Technology and Infrastructure--Data Network Infrastructure" and "Business--Facilities."

  Users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. As we expand our electronic commerce services, we intend to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to securely transmit confidential information, such as customer credit card numbers. Users could possibly circumvent the measures we take to protect customer transaction data. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Any compromise of our security could harm our business.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights.

  Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

  Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. From time to time, we have received, and we may receive in the future, notice of claims of infringement of other parties' proprietary rights. For instance, Civix-DDI has filed a complaint against us alleging infringement of two patents relating to electronic mapping systems. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer. See "Business--Intellectual Property" and "Legal Proceedings."

We May Become Subject to Government Regulation.

  Because of the increasing use of the Internet, the government may adopt laws and regulations with regard to the Internet covering issues such as user privacy, pricing, content, taxation, copyrights, distribution and product and services quality. For a description of certain risks relating to government regulation, see "Business--Government Regulation."

Potential Acquisitions Involve Risks.

  We have acquired complementary technologies or businesses in the past, and intend to do so in the future. Future acquisitions may involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our results of operations or stock price. Acquisitions involve numerous risks, including:

  . difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;

  .diverting management's attention from other business concerns;

  .impairing relationships with our employees, affiliates, advertisers and content providers;

  .being unable to maintain uniform standards, controls, procedures and policies;

  .entering markets in which we have no direct prior experience; and

  .losing key employees of the acquired company.

  In June 1998, we acquired Outpost Network, Inc. As a result of this acquisition, we acquired certain electronic commerce technology and hired approximately ten employees. We issued 1,499,988 shares of stock to the former shareholders of Outpost and agreed to offer employment to certain employees of Outpost. We may not be able to successfully integrate the technology and personnel we acquired from Outpost or any other businesses, technologies or personnel that we acquire in the future.

We May Require Additional Funding.

  Although we believe that our cash reserves and cash flows from operations will be adequate to fund our operations for at least the next 12 months, such sources may be inadequate. Consequently, we may require additional funds during or after such period. Additional financing may not be available on favorable terms or at all. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

  .the rate at which we expand our sales and marketing operations;

  . the amount and timing of fees paid to affiliates to include our content and commerce solutions on their site or service;

  .the extent to which we expand our content and commerce solutions;

  .the extent to which we develop and upgrade our technology and data network infrastructure;

  .the occurrence, timing, size and success of acquisitions;

  .the rate at which we expand internationally; and

  .the response of competitors to our service offerings.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Management Owns a Large Percentage of Our Stock.

  Our officers, directors and affiliated persons beneficially own approximately 56.8% of our common stock as of December 31, 1998. If we complete a proposed public offering of our common stock, our officers directors and affiliated persons will beneficially own approximately 49.8% of our common stock (48.5% if the underwriters exercise their over-allotment option in full). Naveen Jain, our Chief Executive Officer, beneficially owns approximately 47.0% of our common stock as of such date. If we complete a proposed public offering of our common stock, Naveen Jain will beneficially own approximately 40.1% of our common stock (38.8% if the underwriters exercise their over-allotment option in full). As a result, our officers, directors and affiliated persons will effectively be able to:

  .elect, or defeat the election of, our directors;

  .amend or prevent amendment of our Certificate of Incorporation or Bylaws;

  .effect or prevent a merger, sale of assets or other corporate transaction;
  and

  .control the outcome of any other matter submitted to the stockholders for vote.

  Our public stockholders, for so long as they hold less than 50% of our common stock, will be unable to control the outcome of such transactions. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of InfoSpace.com, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Year 2000 Compliance Issues Could Adversely Impact Our Business.

  We are in the process of assessing and remediating any Year 2000 issues associated with our computer systems and software and other property and equipment. Despite our testing and remediation efforts, our systems and those of third parties, including content providers, advertisers, affiliates, and end users, may contain errors or faults with respect to the Year 2000. Our efforts to address this issue are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance." Known or unknown errors or defects that affect the operation of our software and systems and those of third parties, including content providers, advertisers, affiliates, and end users, could result in delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could harm our business.

Our Stock Price Has Been and May Continue to be Volatile.

  The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to factors such as the following:

  .actual or anticipated variations in quarterly results of operations;

  .the addition or loss of affiliates or content providers;

  .announcements of technological innovations, new products or services by us or our competitors;

  .changes in financial estimates or recommendations by securities analysts;

  .conditions or trends in the Internet and online commerce industries;

  .changes in the market valuations of other Internet, online service or software companies;

  . our announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .additions or departures of key personnel;

  .sales of our common stock;

  .general market conditions; and

  .other events or factors, many of which are beyond our control.

  In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price-earnings ratios substantially above historical levels. These trading prices and price-earnings ratios may not be sustained.

Future Sales of Our Common Stock May Depress Our Stock Price.

  Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. As of December 31, 1998, 21,141,802 shares of our common stock are outstanding. We have filed a registration statement relating to a proposed public offering of 2,800,000 shares of our common stock (plus an additional 420,000 shares subject to the underwriters' over-allotment option). We propose to sell 1,500,000 of these shares (plus an additional 210,000 shares subject to the underwriters' over-allotment option) and certain stockholders propose to sell the remaining shares. Certain shares of common stock outstanding are restricted as a result of securities laws or lock-up agreements signed by holders in connection with our initial public offering and in connection with the proposed public offering. Assuming completion of the proposed public offering (and no exercise of the underwriters' over-allotment option), shares of common stock will be available for sale in the public market as follows:

                                                                    Number of
   Date of Availability for Sale                                      Shares
   -----------------------------                                    ----------
   At various times between March 16, 1999 and June 13, 1999.......    308,724
   June 14, 1999 (181 days after our initial public offering)......  1,718,487
   91 days after the proposed public offering...................... 11,066,899
   At various times thereafter upon the expiration of applicable holding periods................................................  1,013,995

  If the proposed public offering is not completed, then the shares listed above as being available for sale 91 days after the proposed public offering, as well as the shares proposed for sale by stockholders in the proposed public offering, will be eligible for sale on June 14, 1999. Hambrecht & Quist LLC may, in its sole discretion and at any time without prior notice, release all or any portion of the common stock subject to lock-up agreements.

Certain Anti-Takeover Provisions May Affect the Price of Our Stock.

  Certain provisions of our Certificate of Incorporation and Bylaws and Washington and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Also, if we receive a proposal from another company that could result in the acquisition of InfoSpace.com, our agreement with AOL requires us to negotiate with AOL before entertaining discussions with the other company. This provision could discourage companies other than AOL from presenting acquisition proposals to us and could delay, deter or prevent a change of control of us.

You Should Not Rely on Forward-looking Statements.

  You should not rely on forward-looking statements in this report. This report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. This report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain markets. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this report.

  These forward-looking statements, apply only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report.

Item 2. Properties

  Our principal administrative, engineering, marketing and sales facilities total approximately 14,850 square feet and are located in Redmond, Washington. Under the current lease, which commenced on July 13, 1998, and expires on August 31, 2003, we pay a monthly base rent of $17,670 during the first three years of the lease and $19,678 during the final two years of the lease. We have both the right to extend the term of this lease for an additional 60 months and the right of first opportunity on adjacent expansion space. We expect that we will need to seek additional space in the near future. We also maintain a sales office housed in an approximately 2,271-square-foot space in San Francisco, California under a lease that expires on November 30, 2001 with a monthly base rent of $5,299. Under the lease at our former location in Redmond, we paid an aggregate rent of $28,840 for the first seven months of 1998 and an aggregate rent of $49,440 during 1997. We do not own any real estate.

  Substantially all of our computer and communications hardware is located at our facilities in Redmond, Washington and we also lease redundant network facilities at two locations in Seattle, Washington under agreements that expire in June 1999 and July 2001. We intend to install additional hardware and high-speed Internet connections at a location outside the West Coast as well as in the United Kingdom to support our joint venture, TDL InfoSpace.

  Our systems and operations at these locations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Our Business Relies on the Performance of Our Systems."

Item 3. Legal Proceedings

  From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by us. These claims, even if not meritorious, could require the expenditure of significant financial and managerial resources.

  On April 16, 1998, one of our former employees filed a complaint in the Superior Court for Santa Clara County, California alleging, among other things, that he had the right in connection with his employment to purchase shares of our common stock representing up to 5% of our equity as of an unspecified date. We settled this lawsuit in February 1999. Under the settlement, we made a cash payment of $4.5 million.

  On December 7, 1998, a complaint was filed against us on behalf of an alleged former employee in Superior Court for Suffolk County in the Commonwealth of Massachusetts alleging that he was terminated without cause and that he entered into an agreement with us that entitles him to an option to purchase 2,000,000 shares of our common stock or 10% of our equity. The complaint alleges breach of contract, breach of the covenant of good faith, breach of fiduciary duty, misrepresentation, promissory estoppel, intentional interference with contractual relations and unfair and deceptive acts and practices, seeking specific performance of the alleged agreement for 10% of our equity, damages equal to the value of 10% of our equity, punitive damages and attorneys' fees and costs and treble damages under the Massachusetts Consumer Protection Act (Mass. G.L. Chapter 93A). (We believe the alleged former employee's claims do not reflect the one-for-two reverse stock split of our common stock consummated in August 1998.) On January 7, 1999, the suit was removed to the United States District Court for the District of Massachusetts. We are currently investigating the claims and believe we have meritorious defenses to such claims.

Nevertheless, litigation is inherently uncertain and we may not prevail in this suit. To the extent that we are required to issue shares of our common stock or options to purchase common stock as a result of the suit, we would recognize an expense equal to the number of shares issued multiplied by the fair value of our common stock on the date of issuance, less the exercise price of any options required to be issued. This could harm our results of operations, and any such issuances would be dilutive to existing stockholders, the impact of which may be mitigated to the extent it is offset by shares of common stock in the escrow account described below in this section.

  On December 23, 1998, we initiated litigation against IYP by filing suit in United States District Court for the Western District of Washington. On February 3, 1999, we served a first amended complaint on IYP and Greg Crane, an agent of IYP, in which we asserted claims for (a) account stated, (b) breach of contract, and (c) fraud. Neither IYP nor Crane have answered our complaint. On February 11, 1999, however, we were served with a complaint filed by IYP in Arizona Superior Court for Maricopa County, which complaint was filed on February 3, 1999. In its complaint, IYP asserts causes of action for breach of contract, fraud, extortion, and racketeering under Arizona Revised Statutes,
Section 13-2301(D)(l) and (t), and seeks relief consisting of $1,500,000 and other unquantified money damages, punitive damages, treble damages under Arizona Revised Statutes, Sec. 13-2314.04, and attorney's fees. We are currently investigating the claims and believe we have meritorious defenses to such claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

  On February 24, 1999, we received a letter from counsel for a former content provider claiming that it is entitled to an option to acquire up to 5% of InfoSpace.com. We have reviewed the claim and believe that it is entirely without merit. We responded to the counsel accordingly in a letter dated March 4, 1999 and intend to vigorously defend any suit if filed. To the extent that we are required to issue shares of our common stock or options to purchase common stock as a result of the claim, we would recognize an expense equal to the number of shares issued multiplied by the fair value of our common stock on the date of issuance, less the exercise price of any options required to be issued. This could harm our results of operations, and any such issuances would be dilutive to existing stockholders, the impact of which may be mitigated to the extent it is offset by shares of common stock in the escrow account described below in this section.

  On January 26, 1999, Civix-DDI, LLC filed a complaint in the U.S. District Court in Colorado against us and 19 other defendants for infringement of two patents relating to electronic mapping systems. Attorneys for Civix have proposed a settlement of the litigation by which the patents would be licensed to us in exchange for a single unspecified lump sum royalty payment. We have not yet been able to formulate a position on the complaint or on the proposed settlement.

  We had discussions with a number of individuals in the past regarding employment by us and also hired and subsequently terminated a number of individuals as employees or consultants. Furthermore, primarily during our early stage of development, our procedures with respect to the manner of granting options to new employees were not clearly documented. As a result of these factors, and in light of the receipt of the above claims, we have in the past received, and may in the future receive, similar claims from one or more individuals asserting rights to acquire shares of our stock or to receive cash compensation. We cannot predict whether such future claims will be made or the ultimate resolution of any currently outstanding or future claim. Naveen Jain, our Chief Executive Officer, has placed into escrow 1,000,000 shares of our stock beneficially owned by him to indemnify us and our directors for a period of five years for certain liabilities relating to events prior to September 30, 1998. The indemnification agreement, however, does not provide for indemnification for certain matters known by the Board prior to September 30, 1998 or losses less than $100,000. Satisfaction of liabilities through the issuance of escrowed shares could result in the recognition of future expenses, which could harm our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market for Our Common Stock

  Our common stock has been traded on the Nasdaq National Market under the symbol "INSP" since December 15, 1998, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market.

                                                                    High   Low
                                                                   ------ ------
Fiscal Year Ended December 31, 1998:
  Fourth Quarter (from December 15, 1998)......................... $76.00 $28.50

  On March 12, 1999 the last reported sale price for our common stock on the Nasdaq National Market was $66.00 per share. As of December 31, 1998, there were approximately 145 holders of record of our common stock. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Our Stock Price Has Been and May Continue to be Volatile."

  We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

  During the 1998 fiscal year, we have issued and sold the following unregistered securities:

    (1) An aggregate of 27,500 shares of common stock was issued in a private placement on February 4, 1998 to one investor. The aggregate consideration received for such shares was $110,000 or $4.00 per share.

    (2) An aggregate of 12,500 shares of common stock was issued on April 20, 1998 to a former employee of the registrant in connection with the settlement of a dispute involving compensation.

    (3) An aggregate of 7,500 shares of common stock was issued in a private placement on May 4, 1998 to the law firm of Garvey Schubert & Barer in consideration for legal services rendered.

    (4) An aggregate of 1,499,988 shares of common stock was issued on June 2, 1998, in exchange for the entire issued share capital of Outpost Network, Inc. ("Outpost"). The form of the transaction was a merger, whereby a wholly owned subsidiary of the registrant was merged with and into Outpost (the "Outpost Merger"). The recipients of the common stock were the former shareholders of Outpost.

    (5) An aggregate of 125,000 shares of common stock was issued in a private placement on May 21, 1998 to two investors. The aggregate consideration was $500,000 or $4.00 per share

    (6) An aggregate of 1,145,000 shares of common stock and warrants for the purchase of 2,028,523 shares of common stock at a weighted average exercise price of $5.87 per share were issued in a private placement on May 21, 1998 to five investors pursuant to common stock and common stock Warrant Purchase Agreements (the "May 1998 Stock Purchase"). The aggregate consideration received for such shares was $4,580,000 and the aggregate consideration received for such warrants was $40,570.38.

    (7) An aggregate of 5,000 shares of common stock was issued on June 30, 1998 to a consultant in exchange for services.

    (8) An aggregate of 223,251 shares of common stock was issued on July 6, 1998 to nineteen investors pursuant to the registrant's 1998 Stock Purchase Rights Plan, adopted June 26, 1998. The aggregate consideration received for such shares was $1,674,393.75 or $7.50 per share.

    (9) A warrant for the purchase of 477,967 shares of common stock with an exercise price of $0.02 per share was issued on July 14, 1998, to a former consultant to the registrant in connection with the Outpost Merger.

    (10) An aggregate of 1,020,000 shares of common stock was issued in a private placement completed in July and August 1998 to 26 investors. The aggregate consideration received for such shares was $8,160,000 or $8.00 per share.

    (11) An aggregate of 19,895 shares of common stock and warrants to purchase 35,313 shares of common stock with a weighted average exercise price of $5.87 per share were issued on August 6, 1998 to five investors in connection with the May 1998 Stock Purchase.

    (12) Warrants to purchase up to 989,916 shares of common stock at an exercise price of $12.00 per share were issued on August 24, 1998 to a strategic partner.

    (13) An option to purchase 250,000 shares of common stock at an exercise price of $4.00 per share was exercised by a former consultant on October 28, 1998.

    (14) From January 1, 1998 through December 15, 1998, the registrant granted stock options to purchase an aggregate of 2,315,068 shares of common stock to employees, consultants and directors with exercise prices ranging from $0.02 to $12.00 per share pursuant to our Restated 1996 Flexible Stock Incentive Plan in consideration for services rendered. From January 1, 1998 to December 15, 1998, the registrant also granted stock options outside of the plan to purchase 149,000 shares of common stock, with a weighted average exercise price of $0.02 per share, to employees, consultants and directors.

  No underwriters were used in connection with these sales and issuances. The sales and issuances of these securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

Report of Offering of Securities and Use of Proceeds Therefrom

  In December 1998, we completed a firm commitment underwritten initial public offering of 5,750,000 shares (the "Shares") of our Common Stock, including 750,000 shares related to the underwriter's over-allotment option, at a price of $15.00 per share. The Shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (No. 333-62323), which was declared effective on December 15, 1998. The public offering was underwritten by a syndicate of underwriters led by Hambrecht & Quist LLC, NationsBanc Montgomery Securities LLC and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, as their representatives. After deducting underwriting discounts and commissions of $6,037,500 and expenses of approximately $2,412,500, we received net proceeds of approximately $77,800,000.

  As of December 31, 1998, we have invested the net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of InfoSpace.com or their associates, persons owning 10 percent or more of any class of equity securities of InfoSpace.com, or an affiliate of InfoSpace.com.

Item 6. Selected Financial Data

  The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

                                              Period From
                                             March 1, 1996   Year Ended
                                              (Inception)   December 31,
                                              to December  ---------------
                                               31, 1996     1997    1998
                                             ------------- ------  -------
                                                      (in thousands,
                                                  except per share data)
Consolidated Statements of Operations Data:
  Revenues..................................    $  199     $1,685  $ 9,414
  Cost of revenues..........................        97        411    1,854
                                                ------     ------  -------
  Gross profit..............................       102      1,274    7,560
  Operating expenses:
    Product development.....................       109        213      604
    Sales and marketing.....................       231        830    5,385
    General and administrative..............       164        681    3,613
    Write-off of in-process research and
     development............................        --         --    2,800
    Settlement of litigation................        --         --    4,500
                                                ------     ------  -------
      Total operating expenses..............       504      1,724   16,902
                                                ------     ------  -------
  Loss from operations......................      (402)      (450)  (9,342)
  Other income, net.........................        21         21      410
  Equity in loss from joint venture.........        --         --     (125)
                                                ------     ------  -------
  Net loss..................................    $ (381)    $ (429) $(9,057)
                                                ======     ======  =======
  Basic and diluted net loss per share......    $(0.04)    $(0.04)  $(0.67)
                                                ======     ======  =======
  Shares used in computing basic net loss
   per share calculations...................     9,280     10,941   13,560
  Shares used in computing diluted net loss
   per share calculations...................     9,280     10,998   13,560

                     December 31,
                ----------------------
                 1996   1997    1998
                ------ ------ --------
                    (in thousands)
Consolidated
 Balance Sheet
 Data:
  Cash and
   short-term
   investments..$  690 $  324 $ 86,750
  Working
   capital.....    825    543   85,780
  Total
   assets......  1,072  1,398  102,258
  Total
   stockholders'
   equity......  1,020  1,028   94,248

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

  You should read the following discussion and analysis in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock," as well as those discussed elsewhere herein. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

  InfoSpace.com is a leading provider of private label solutions for content and commerce to Web sites and Internet appliances. We began operations in March 1996. During the period from inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 through the sale of advertising on Web pages that deliver our content services.

  We derive substantially all of our revenues from national and local advertising, promotions, including promotions for content and commerce, and, to a lesser extent, non-advertising based private label solutions. National advertising consists of banner advertisements and other forms of national advertising that are sold on a cost per thousand impressions, or CPM, basis on Web pages that deliver our content and commerce services. Examples of banner advertisements include:

  . mass market placements for general rotation;

  . targeted placements for specified audiences; and

  . targeted placements for specified audiences in specified geographic areas.

  The most common of our nonbanner advertisements are known as "button advertisements" and "textlinks," but also include customized advertising solutions developed for specific advertisers. We recognize revenues from national advertising ratably over the related contractual term. We share a portion of our advertising revenues with affiliates whose sites incorporate our content where advertisements are placed. We record such revenue sharing as an expense in cost of revenues.

  National advertising agreements generally have terms of less than six months and guarantee a minimum number of impressions or click throughs. CPMs vary depending on the type of advertisement purchased and the specificity of targeting requested. Rates for banner advertising generally range from $10 to $20 CPM for general rotation across undifferentiated users to $50 or greater CPM for targeted category or geographic advertisements. Our rates for button advertisements and textlinks are lower than those for banner advertisements. Actual CPMs depend upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of impressions purchased, and are often negotiated on a case-by-case basis. Because of these factors, actual CPMs may fluctuate. Our guarantee of minimum levels of impressions or click throughs exposes us to potentially significant financial risks, including the risk that we may fail to deliver required minimum levels of user impressions or click throughs, in which case we typically continue to provide advertising without additional compensation until such levels are met.

See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We Rely on Advertising and Promotion Revenues."

  Local advertising includes revenues generated from cooperative sales relationships with leading independent yellow pages publishers, media companies and direct marketing companies to sell local Internet yellow pages advertising on our yellow pages directory services in the form of enhanced yellow pages listings. The local sales forces of these companies are empowered to sell Internet yellow pages advertising on our directory services, which are bundled with the traditional print advertising they sell. Internet yellow pages advertising agreements provide for terms of one year, with pricing comparable to print yellow pages advertising, typically paid in monthly installments. Costs to local advertisers generally range from $50 to $300 or greater per year, depending on the types of enhancements selected. Agreements for our cooperative sales relationships typically have terms of one to five years and provide for revenue sharing, which varies from relationship to relationship. Typically, we receive guaranteed minimum levels of payments based on floor prices of the listing enhancements that are sold. We recognize revenue from these guaranteed minimum payments ratably over the related contract term and recognize revenues earned above the guaranteed minimum payment over the term that the local advertising is provided.

  In addition to our CPM-based national advertising, we also sell promotions. Promotions are integrated packages of advertising that bundle such features as button and textlink advertisements, sponsorships of specific categories of content or content services and electronic commerce features. Promotions also include co-branding and distribution services that we provide to content providers, for which we receive carriage revenues. Promotion arrangements vary in terms and duration, but they generally have longer terms than arrangements for our CPM-based advertising. The fee arrangements are individually negotiated with advertisers and are based on the range and the extent of customization. These arrangements typically include minimum monthly payments. If the advertiser offers an electronic commerce opportunity in its promotion, we may derive transaction revenues based on the level of transactions made through the promotion.

  Under our non-advertising based private label solution arrangements, affiliates pay us on a fixed fee, per-click or page view basis while typically keeping any revenues generated by our content and commerce solutions. These arrangements vary in terms and duration, and the fees are individually negotiated with the affiliate.

  In May 1997, we acquired Yellow Pages on the Internet, LLC, or YPI, a Washington limited liability company that provided Internet yellow pages directory information. In June 1998, we acquired Outpost, a Washington corporation engaged primarily in electronic commerce through the sale of cards and gifts via the Internet. These acquisitions were accounted for under the purchase method and, accordingly, are included in our operating results from the date of acquisition forward. The impact of the YPI acquisition on our consolidated statement of operations was not substantial. The acquisition of Outpost resulted in a write-off of in-process research and development, goodwill and core technology amortization and product development costs. Revenues resulting from the Outpost acquisition have been negligible.

  In July 1998, we entered into a joint venture agreement with Thomson to form TDL InfoSpace to replicate our content and commerce services in Europe. TDL InfoSpace has targeted the United Kingdom as its first market, and content services were launched in the third quarter of 1998. Under the joint venture agreement, Thomson will provide its directory information to TDL InfoSpace and sell Internet yellow pages advertising for the joint venture through its local sales forces. We also will license our technology and provide hosting services to TDL InfoSpace. Thomson and we each purchased a 50% interest in TDL InfoSpace and are required to provide reasonable working capital to TDL InfoSpace. As of December 31, 1998, we had contributed $496,000 to the joint venture. We account for our investment in the joint venture under the equity method. For the year ended December 31, 1998, we recorded a loss from the joint venture of $125,000.

  Effective as of July 1, 1998, we entered into two trademark license agreements with Netscape to license two of Netscape's trademarks for a one-time nonrefundable license fee. We capitalized the trademark license fees and are amortizing them over one year, the expected useful life of the trademarks.

  We entered into two directory services agreements with Netscape effective as of July 1, 1998. Under these agreements, which have a one-year term with automatic renewal, we serve as the exclusive provider of co-branded yellow pages and white pages directory services on the Netscape home page (Netcenter). Netscape has guaranteed us a minimum level of use of our yellow pages and white pages directories, and we have agreed to pay Netscape a carriage fee each quarter equal to the product of (x) the cost per click through as specified in the applicable directory services agreement and (y) the number of click throughs delivered by Netscape, up to a specified maximum. We accrue monthly a liability for the estimated click throughs delivered. Netscape reports the number of click throughs by month on a quarterly basis and invoices us on a quarterly basis. Payments to Netscape will be recorded as sales and marketing expenses during the quarter in which the click throughs occur. Netscape provided in excess of the guaranteed minimum number of click throughs for the quarters ended September 30, 1998 and December 31, 1998. We expect Netscape to meet the minimum guaranteed click throughs during the remaining period of the directory services agreements. If Netscape fails to deliver the guaranteed minimum number of click throughs, Netscape will either continue the link to our content services beyond the term of the agreement until the guaranteed minimum click throughs have been achieved or deliver us a program of equivalent value as a remedy for the shortfall in click throughs. We will share with Netscape advertising revenue generated from a search of our directory services initiated on Netscape's home page.

  On August 24, 1998, we entered into agreements with AOL to provide white pages directory and classifieds information services to AOL. Pursuant to the white pages directory services agreement, we have agreed to provide to AOL white pages listings and directory services. We are required to pay to AOL a quarterly carriage fee, the retention of which is conditioned on the quarterly achievement of a minimum number of searches on the AOL white pages site. We pay the quarterly carriage fee in advance at the beginning of the quarter in which the searches are expected to occur and record the carriage fee as a prepaid expense in the quarter it is paid. The fee is refundable if we do not achieve the minimum number of searches on the AOL white pages site for such quarter. In addition, AOL has guaranteed us a minimum number of searches over the term of the agreement. If AOL does not deliver the guaranteed minimum number of searches over the term of the agreement, AOL will pay us a cash penalty payment. We will share with AOL revenues generated by advertising on our white pages directory services delivered to AOL. We are entitled to a greater percentage of advertising revenue than is AOL if the amount of revenue we receive is less than the carriage fees paid to AOL.

  We have agreed to provide white pages directory services to AOL for a three-year term beginning on November 19, 1998, which term may be extended for four additional one-year terms at AOL's discretion. AOL may terminate the agreement for any reason after 18 months or at any time upon the acquisition by AOL of a competing white pages directory services business. In the event of any such termination, AOL is required to pay us a termination fee. In addition, without the payment of a termination fee, AOL has the right to terminate the agreement if we undergo a change of control.

  We have agreed to provide classifieds information services to AOL for a two-year term, with up to three one-year extensions at AOL's discretion. AOL has agreed to pay us a quarterly fee and will share with us revenues generated from payments by individuals and commercial listing services for listings on the AOL classifieds service.

  Pursuant to the terms of these agreements, we have granted AOL the right to negotiate with us exclusively and in good faith for a period of 30 days with respect to proposals or discussions that would result in a sale of a controlling interest of us or other merger, asset sale or other disposition that effectively results in a change of control of us.

  In connection with the agreements, on August 24, 1998, we issued to AOL warrants to purchase up to 989,916 shares of our common stock. The warrants vest in 16 equal quarterly installments over four years, conditioned on the delivery by AOL of a minimum number of searches each quarter on our white pages directory service and vested as to 61,869 shares on February 1, 1999. The warrants have an exercise price of $12.00 per share.

  We will account for revenue and revenue sharing under the agreements with AOL under our existing revenue recognition policies described in our Notes to Consolidated Financial Statements. AOL provided in excess of the minimum number of searches for the three months ended January 31, 1999, and we expect AOL to meet the minimum number of searches each subsequent quarter. Accordingly, the total carriage fee payments to be made under the white pages directory services agreement will be recognized ratably over the term of the agreement as sales and marketing expense. However, if AOL does not deliver the minimum searches on the AOL white pages during that quarter, then AOL is obligated to refund the quarterly carriage fee paid for that specific quarter, in which case we would credit prepaid expense and reduce the total cost of the white pages directory services agreement by the amount of the refund. The adjusted total cost of the agreement would be recognized ratably over the remaining term of the agreement as sales and marketing expense, which term would include the quarter in which AOL did not deliver the minimum number of searches. For at least the first two years of the white pages agreement, we expect that actual carriage fee payments will exceed the sales and marketing expense recorded for the quarter in which the payment is made. As such, we expect to experience increases in our prepaid expense account during this time. Any termination fee paid to us by AOL will be recognized as revenue when paid. The warrants will be valued under the fair value method, as required under Statement of Financial Accounting Standards ("SFAS") 123, and amortized ratably over the four-year vesting period.

  In March 1999, AOL completed its acquisition of Netscape. While we currently believe that this acquisition will not have a material effect on our relationships with AOL or Netscape, our relationships may change in the future. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Our Industry is Experiencing Consolidation."

  We anticipate that carriage fees paid to certain affiliates to include our content services on their Web sites will continue for the foreseeable future, and we may also pay such carriage fees to other affiliates under arrangements similar to those with Netscape and AOL. Further, we incurred material additional costs in the fourth quarter of 1998, and anticipate incurring substantially larger amounts in 1999 and thereafter, for more traditional forms of advertising and public relations.

  We have incurred losses since our inception and as of December 31, 1998, had an accumulated deficit of approximately $9.9 million. For the year ended December 31, 1998, our net loss totaled $9.1 million, including a $2.8 million write-off associated with our acquisition of Outpost and a $4.5 million cash payment to settle a lawsuit filed by a former employee. See "--Technology From the Outpost Acquisition" and "Business-Legal Proceedings."

  We believe that our future success will depend largely on our ability to continue to offer content and commerce solutions that are attractive to our existing and potential future affiliates. Accordingly, we plan to increase significantly our operating expenses in order to, among other things:

  . expand our affiliate network, which may require us to pay additional carriage fees to certain affiliates;

  . expand our sales and marketing operations and hire more salespersons;

  . increase our advertising and promotional activities;

  . develop and upgrade our technology and purchase equipment for our operations and network infrastructure;

  . expand internationally; and

  . expand our content and commerce offerings.

  Accordingly, we expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. Although we have experienced sequential quarterly growth in revenues over the past six quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.

Historical Results of Operations

  The following table sets forth the historical results of our operations expressed as a percentage of total revenues.

                                                 Percentage of Revenues
                                               -----------------------------
                                                Period From
                                               March 1, 1996   Year Ended
                                               (Inception) to December 31,
                                                December 31,  --------------
                                                    1996      1997     1998
                                               -------------- -----   ------
   Revenues...................................      100.0 %   100.0 %  100.0 %
   Cost of revenues...........................       48.5      24.4     19.7
                                                   ------     -----   ------
   Gross profit...............................       51.5      75.6     80.3
   Operating expenses:
     Product development......................       55.0      12.6      6.4
     Sales and marketing......................      115.8      49.3     57.2
     General and administrative...............       82.2      40.4     38.4
     Write-off of in-process research and
      development.............................         --        --     29.7
     Settlement of litigation.................                          47.8
                                                   ------     -----   ------
       Total operating expenses...............      253.0     102.3    179.5
   Loss from operations.......................     (201.5)    (26.7)   (99.2)
   Other income, net..........................       10.6       1.3      4.4
   Equity in income (loss) from joint
    venture...................................         --        --     (1.3)
                                                   ------     -----   ------
   Net loss...................................     (190.9)%   (25.4)% (96.1)%
                                                   ======     =====   ======

Results of Operations

Periods ended December 31, 1996, 1997 and 1998

  Revenues. We currently derive substantially all of our revenues from advertising, which includes national, local and classifieds, promotions, which includes content carriage and syndication, and to a lesser extent, commerce transactions technology licensing and co-brand fees. Revenues were $199,000 for the period ended December 31, 1996, $1.7 million for the year ended December 31, 1997 and $9.4 million for the year ended December 31, 1998. The increases year to year are due primarily to increased expansion of our affiliate network, increased traffic to our affiliate network that results in increased page views, increased sales and marketing efforts and increased use of our content and commerce services. Additionally, in 1997, we began selling promotion arrangements, including content, carriage and commerce, that contributed to the increase in revenues.

  Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our content services, including direct personnel expenses, communication costs such as high-speed Internet access with dedicated DS-3 communication lines, server equipment depreciation, license fees related to third-party content and costs of aggregation and syndication of content, which are the amounts paid to affiliates pursuant to revenue-sharing arrangements. For the year ended December 31, 1997, cost of revenues also includes amortization of purchased advertising agreements. Cost of revenues were $97,000, or 48.5% of revenues, for the period ended December 31, 1996 as compared to

$411,000, or 24.4% of revenues, for the year ended December 31, 1997 and approximately $1.9 million, or 19.7% of revenues, for the year ended December 31, 1998. The absolute dollar increases from year to year are primarily attributable to costs incurred in order to support greatly increased delivery of content and commerce solutions.

  Product Development Expenses. Product development expenses consist principally of personnel costs, and include expenses for research, design and development of the proprietary technology we use to aggregate, integrate and distribute our content and commerce services. Product development expenses were $109,000, or 55.0% of revenues, for the period ended December 31, 1996 as compared to $213,000, or 12.6% of revenues, for the year ended December 31, 1997 and $604,000, or 6.4% of revenues, for the year ended December 31, 1998. The year to year increases in absolute dollars are primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings.

  We will adopt Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use for the calendar year beginning January 1, 1999. Adoption may require future product development costs to be capitalized, which prior to the adoption of SOP 98-1, would have been expensed. We expect total product development expenditures to increase, however, a certain portion of those expenditures may be capitalized and amortized over future periods. As a result, product development expenses may not relate directly to actual expenditure levels.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, trademark licensing and carriage fees paid to certain affiliates to include our content services on their Web sites, traditional advertising and promotional expenses, sales office expenses and travel expenses. Sales and marketing expenses were $237,066, or 115.8% of revenues, for the period ended December 31, 1996 as compared to $830,000, or 49.3% of revenues, for the year ended December 31, 1997 and approximately $5.4 million, or 57.2% of revenues, for the year ended December 31, 1998. Such expenses were incurred primarily to support the continued expansion of our business and to cover trademark licensing and carriage fees paid to certain affiliates.

  General and Administrative Expenses. General and administrative expenses consist primarily of fees for professional services, bad debt expenses, goodwill and intangible asset amortization, occupancy and general office expenses, salaries and related benefits for administrative and executive staff and state taxes. General and administrative expenses were $169,000, or 82.2% of revenues, for the period ended December 31, 1996 as compared to $681,000, or 40.4% of revenues, for the year ended December 31, 1997 and approximately $3.6 million, or 38.4% of revenues, for the year ended December 31, 1998, primarily due to increased staffing levels necessary to manage and support our expanding operations, and to a lesser extent, for goodwill and intangible asset amortization of capitalized acquisition costs.

  Write-Off of In-Process Research and Development. Write-offs of in-process research and development are recorded at the time an acquisition is completed. The year ended December 31, 1998 included a $2.8 million write-off of in-process research and development costs associated with our June 1998 acquisition of Outpost.

  Settlement of Litigation. On February 22, 1999, we reached a settlement with a former employee. Under the terms of the settlement, the former employee received a cash payment of $4.5 million. We accrued a liability of $240,000 for estimated settlement costs in the quarter ended June 30, 1998. We recorded an expense of $4,260,000 for the difference between the accrued liability and the actual settlement amount in the quarter ended December 31, 1998.

  Other Income, Net. Other income consists primarily of interest income for all periods. Other income was $21,000 for the period December 31, 1996, $21,000 for the year ended December 31, 1997 and

$410,000 for the year ended December 31, 1998, primarily due to interest earned on increased cash balances on deposit resulting from private financings in July and August of 1998 and from the net proceeds from our initial public offering completed on December 15, 1998.

  Equity in Loss from Joint Venture. Equity in loss from joint venture consists of losses attributable to our 50% interest in TDL InfoSpace, our joint venture with Thomson Directories Limited in the United Kingdom. Beginning in the quarter ended September 30, 1998, and continuing through December 31, 1998, we recorded joint venture losses totaling approximately $125,000 in this joint venture, due primarily to start-up operating costs associated with the venture.

  Provision for Income Taxes. Net operating losses have been incurred to date on a cumulative basis, and no tax benefit has been recorded, as sufficient uncertainty exists regarding unrealizability of the deferred tax assets.

  Net Loss. Our losses increased from $381,000 for the period ended December 31, 1996 to $429,000 for the year ended December 31, 1997 and to $9.1 million for the year ended December 31, 1998. This loss includes the $2.8 million write-off of in-process research and development noted above and the $4.5 million expense to settle a lawsuit filed by a former employee. Our cumulative losses sustained since inception total $9.9 million.

Quarterly Results of Operation

  The following table sets forth certain consolidated statements of operations data for our eight most recent quarters, as well as such data expressed as a percentage of revenues. We have derived this information from our unaudited consolidated financial statements. In management's opinion, we have prepared this unaudited information on the same basis as the audited annual consolidated financial statements, and this information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the quarters presented. You should read this information in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        Quarter Ended
                         ---------------------------------------------------------------------------------
                         March 31, June 30,  Sept. 30, Dec. 31,  March 31,  June 30,   Sept. 30,  Dec. 31,
                           1997      1997      1997      1997      1998       1998       1998       1998
                         --------- --------  --------- --------  ---------  --------   ---------  --------
                                                       (in thousands)
Revenues................   $ 244    $ 222      $ 466    $ 753     $1,015    $ 1,840     $2,519     $4,040
Cost of revenues........      59       88        101      163        224        336        548        746
                           -----    -----      -----    -----     ------    -------     ------    -------
Gross profit............     185      134        365      590        791      1,504      1,971      3,294
Operating expenses:
  Product development...      55       55         48       55         50         99        158        297
  Sales and marketing...     168      191        232      239        434        470      1,536      2,945
  General and
   administrative.......      87       96        136      362        324        616      1,203      1,470
  Write-off of in-
   process research and
   development..........     --       --         --       --         --       2,800        --         --
  Settlement of
   litigation...........     --       --         --       --         --         240        --       4,260
                           -----    -----      -----    -----     ------    -------     ------    -------
    Total operating
     expenses...........     310      342        416      656        808      4,225      2,897      8,972
Loss from operations....    (125)    (208)       (51)     (66)       (17)    (2,721)      (926)    (5,678)
Other income, net.......       7        6          5        3          5         38        109        258
Equity in loss from
 joint venture..........     --       --         --       --         --         --         (76)       (49)
                           -----    -----      -----    -----     ------    -------     ------    -------
Net loss................   $(118)   $(202)     $ (46)   $ (63)    $  (12)   $(2,683)    $ (893)   $(5,469)
                           =====    =====      =====    =====     ======    =======     ======    =======
                                                 As a Percentage of Revenues
                         ---------------------------------------------------------------------------------
                         March 31, June 30,  Sept. 30, Dec. 31,  March 31,  June 30,   Sept. 30,  Dec. 31,
                           1997      1997      1997      1997      1998       1998       1998       1998
                         --------- --------  --------- --------  ---------  --------   ---------  --------
Revenues................   100.0%   100.0%     100.0%   100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues........    24.2     39.6       21.7     21.6       22.1       18.3       21.8       18.5
                           -----    -----      -----    -----     ------    -------     ------    -------
Gross profit............    75.8     60.4       78.3     78.4       77.9       81.7       78.2       81.5
Operating expenses:
  Product development...    22.5     24.8       10.3      7.3        4.9        5.4        6.3        7.4
  Sales and marketing...    68.9     86.0       49.8     31.7       42.8       25.5       61.0       72.9
  General and
   administrative.......    35.7     43.2       29.2     48.1       31.9       33.5       47.8       36.4
  Write-off of in-
   process research and
   development..........     --       --         --       --         --       152.2        --         --
  Settlement of
   litigation...........     --       --         --       --         --        13.0        --       105.4
                           -----    -----      -----    -----     ------    -------     ------    -------
    Total operating
     expenses...........   127.1    154.0       89.3     87.1       79.6      229.6      115.1      222.1
Loss from operations....   (51.3)   (93.6)     (11.0)    (8.7)      (1.7)    (147.9)     (36.9)    (140.6)
Other income, net.......     2.9      2.7        1.1      0.4        0.5        2.1        4.3        6.4
Equity in loss from
 joint venture..........     --       --         --       --         --         --        (3.0)      (1.2)
                           -----    -----      -----    -----     ------    -------     ------    -------
Net loss................   (48.4)%  (90.9)%     (9.9)%   (8.3)%     (1.2)%   (145.8)%    (35.6)%   (135.4)%
                           =====    =====      =====    =====     ======    =======     ======    =======

Quarterly Information

  Revenues. Revenues increased during each of the six quarters ended December 31, 1998, primarily as a result of continued expansion of our affiliate network, increased sales and marketing efforts and increased use of our content and commerce services. A portion of our revenues represents barter transactions resulting from our exchange with other companies of banner advertising space for reciprocal banner advertising space or for content licenses. Barter revenues aggregated $165,000 for the four quarters in 1997 and were $195,000 for the quarter ended March 31, 1998, $189,000 for the quarter ended June 30, 1998, $257,000 for the quarter ended September 30, 1998 and $212,000 for the quarter ended December 31, 1998. We record the associated expense of the advertising used in advertising barter exchanges in sales and marketing expenses and the expense of the advertising for content licenses in cost of revenues.

  We have experienced, and expect to continue to experience, seasonality in our business, with reduced user traffic on our affiliate network expected during the summer and year-end vacation and holiday periods, when usage of the Internet has typically declined. Advertising sales in traditional media, such as broadcast and cable television, generally decline in the first and third quarters of each year. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in Internet service usage and advertising expenditures is likely to cause quarterly fluctuations in our results of operations.

  Cost of Revenues. For the eight quarters ended December 31, 1998, the largest expenditures for cost of revenues were for license fees related to third-party content, communication costs, direct personnel expenses, and to a lesser extent, amounts paid to affiliates pursuant to revenue-sharing agreements. These expenses have continued to increase in absolute dollars and have remained relatively constant as a percentage of revenues over the six quarters ended December 31, 1998. We expect these expenses to continue to increase in absolute dollars.

  Product Development Expenses. Product development expenses remained relatively constant for the five quarters ended March 31, 1998 and increased by approximately $49,000 in the quarter ended June 30, 1998, with approximately $47,500 of the increase attributable to personnel costs. Product development expenses increased by an additional $59,000 in the quarter ended September 30, 1998, with all of the increase attributable to personnel costs, then increased by an additional $139,000 in the quarter ended December 31, 1998, with $79,000 of the increase attributable to personnel costs and the remaining $60,000 of the increase attributable to software and software licenses. These expenses declined significantly as a percentage of revenues due to our revenue growth during the five quarters ended March 31, 1998, then increased gradually as a percentage of revenues due to personnel additions in product development proportionately greater than the concurrent increase in revenues. We intend to increase these expenses significantly in future periods in order to maintain and enhance our technology. These expenses may vary as a percentage of revenues.

  Sales and Marketing Expenses. Sales and marketing expenses have continued to increase over the eight quarters ended December 31, 1998 to support the continued expansion of our business. Total sales and marketing expenses for the four quarters ended December 31, 1997 totaled approximately $830,000, and increased to a total of approximately $904,000 for the two subsequent quarters ended June 30, 1998. Thus, a quarterly average in the first half of calendar 1998 included sales and marketing expenditures of approximately $452,000, compared to a quarterly average in calendar 1997 of $208,000, which equates to an average increase of 118% in quarterly sales and marketing expenditures, or $244,000 per quarter. Of this $244,000 average increase, approximately 33% was attributable to increased personnel costs, approximately 48% to increased barter advertising expense, and approximately 19% to advertising and marketing and other sales expenses.

  Sales and marketing expenses increased significantly in the quarter ended March 31, 1998 as a result of an increase in barter transactions, and continued to increase in the quarter ended June 30, 1998 due to higher expenses required to support growth of our revenues. Sales and marketing expenses increased significantly in the quarter ended September 30, 1998 as a result of trademark licensing and carriage fees. The expenses for barter advertising increased from $39,000 in the quarter ended December 31, 1997 to approximately $163,000 in the quarter ended March 31, 1998, declined to approximately $147,000 in the quarter ended June 30, 1998, increased to $176,000 in the quarter ended September 30, 1998 and decreased to $160,000 in the quarter ended December 31, 1998. Trademark licensing and carriage fees were not material from inception through the quarter ended June 30, 1998 and were $927,000 in the quarter ended September 30, 1998, increasing to $1.6 million in the quarter ended December 31, 1998. These constituted the majority of expense increases between these periods. Further, traditional advertising increased from $64,000 in the quarter ended September 30, 1998 to $540,000 in the quarter ended December 31, 1998.

  These expenses have fluctuated significantly as a percentage of revenues over the eight quarters ended December 31, 1998. We anticipate substantial additional near-term increases in sales and marketing expenses of a magnitude comparable to the increases experienced for the quarter ended December 31, 1998 due to continued expansion of our sales and marketing efforts, a substantial increase in trademark licensing and carriage fees paid to certain affiliates to include our content services on their Web sites, including under the recent agreements with Netscape and AOL, and increases in traditional forms of advertising and public relations. We expect these expenses to increase significantly in absolute dollars and as a percentage of revenues through at least the quarter ended June 30, 1999. See Note 5 of our Notes to Consolidated Financial Statements.

  General and Administrative Expenses. Increases in quarterly general and administrative expenses were due primarily to increased staffing levels necessary to manage and support our expanding operations. General and administrative expenses increased from $324,000 in the quarter ended March 31, 1998 to approximately $616,000 in the quarter ended June 30, 1998. These expenses for the quarter ended June 30, 1998, included an increase in the accrual for bad debts of $151,000, due primarily to the write-off of amounts receivable from a single customer, and a $132,000 increase in professional services. General and administrative expenses increased from $616,000 in the quarter ended June 30, 1998 to approximately $1.2 million in the quarter ended September 30, 1998. This net increase of $587,000 was comprised of an approximately $152,000 increase in amortization of goodwill plus increases in occupancy and moving expenses, computer equipment expenses, professional services, and debt expenses and salaries. Bad debt expenses for the quarter ended September 30, 1998 represented approximately $245,000, primarily for two major and several minor customers. General and administrative expenses increased from approximately $1.2 million in the quarter ended September 30, 1998 to approximately $1.5 million in the quarter ended December 31, 1998. This net increase of $267,000 primarily consisted of a $108,000 increase in salaries, a $83,000 increase in professional services, a $41,000 increase in occupancy expenses, and a $37,000 increase in state tax, all partially offset by a $58,000 reduction in the amount of bad debt expenses, which decreased from $245,000 in the quarter ended September 30, 1998 to $187,000 in the quarter ended December 31, 1998.

  A significant portion of our advertiser base has been comprised of emerging growth companies with limited operating histories and limited financial resources. Consequently, these companies represent higher than normal credit risks. Our bad debt expense represented approximately 8.2% of revenues in the quarter ended June 30, 1998 and 9.7% of revenues in the quarter ended September 30, 1998, then decreased to 4.6% of revenues in the quarter ended December 31, 1998. We have established formal credit and collection policies, which were implemented during the quarter ended September 30, 1998. Prior to the establishment of these policies, we did not review the credit worthiness of new customers. With the implementation of these new policies, and the reduction in both the dollar amount and the percentage of bad debts in the quarter ended December 31, 1998, we expect bad debt expense as a percentage of revenues to remain relatively constant. We closely monitor the aging of accounts receivable, but record the allowance based on specifically identified accounts. We anticipate that general and administrative expenses will continue to increase in absolute dollars due to a number of factors, including the recent addition of several officers and managers to our payroll and the expected hiring of additional personnel to support increased operations, higher occupancy expenses associated with our new facility and increased costs associated with being a public company. In addition, these expenses will include approximately $243,000 per quarter for the next four years for the remaining amortization of goodwill from the June 1998 acquisition of Outpost. However, these expenses may vary as a percentage of revenues.

  Write-Off of In-Process Research and Development. The quarter ended June 30, 1998 includes a $2.8 million non-recurring write-off of in-process research and development costs associated with our acquisition of Outpost.

  Settlement of Litigation. On February 22, 1999, we reached a settlement with a former employee. Under the terms of the settlement, the former employee received a cash payment of $4.5 million. We accrued a liability of $240,000 for estimated settlement costs in the quarter ended June 30, 1998. We recorded an expense of $4,260,000 for the difference between the accrued liability and the actual settlement amount in the quarter ended December 31, 1998.

  Other Income, Net. We commenced earning material interest income in the quarter ended June 30, 1998 and continued to accrue increasing amounts through the quarter ended December 31, 1998.

  Equity in Loss From Joint Venture. Beginning in the quarter ended September 30, 1998, equity in loss from joint venture consists of losses attributable to our 50% interest in TDL InfoSpace, our joint venture with Thomson. We recorded a joint venture loss of $76,000 for the quarter ended September 30, 1998 and $49,000 for the quarter ended December 31, 1998.

  Provision for Income Taxes. Net operating losses have been incurred to date on a cumulative basis, and no tax benefit has been recorded, as sufficient uncertainty exists regarding unrealizability of the deferred tax assets.

  Net Loss. We have sustained losses in all eight quarters ended December 31, 1998, and the cumulative losses from inception in March 1996 through that date were $9.9 million. We expect to incur significant operating losses on a quarterly basis in the future.

Balance Sheet Commentary

  At December 31, 1998, we had $14.6 million of cash and cash equivalents and $73.4 million of short and long-term investments. These balances on deposit primarily resulted from private financings in July and August of 1998 and from the net proceeds from our initial public offering completed on December 15, 1998.

  At December 31, 1998, we had accounts receivable of approximately $4.0 million, with an allowance for doubtful accounts of $597,000 resulting in net accounts receivable of approximately $3.4 million. The accounts receivable balance included $425,000 of pre-billings and $1.1 million from one customer under a deferred payment arrangement. Subsequent to December 31, 1998, we received payments of $890,000 from this customer. Under the terms of the deferred payment agreement, this customer was current as of December 31, 1998.

  The balance sheet includes prepaid expenses of $2.1 million and deferred revenues of $1.4 million at December 31, 1998. Because of the contractual nature of our business, we often make payments in advance of receiving services. In addition, in some instances we invoice our customers and may receive up-front payments from them prior to performing services. The balance sheet reflects cash prepayments made, pre-billings invoiced, and cash received from pre-billings, as per the terms of those contracts. We have prepaid expenditures primarily under carriage fee agreements, which we will expense over the contractual period as the services are received. We have also recorded deferred revenues, which are comprised of billings in excess of recognized revenues and payments received pursuant to contractual agreements in advance of revenue recognition. We will recognize these revenues when we perform the services.

  Accrued expenses as of December 31, 1998 includes a $4.5 million accrual for a litigation settlement reached with a former employee on February 22, 1999. As this subsequent event was settled after December 31, 1998 but prior to the issuance of the financial statements, the expense and accrual were recorded in 1998.

Factors Affecting Quarterly Results Of Operations

  Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations may be caused by several factors, many of which are beyond our control. These factors include:

  . the addition or loss of affiliates;

  . variable demand for our content and commerce solutions by our affiliates;

  . the cost of acquiring and the availability of content;

  . the overall level of demand for content and commerce services;

  . our ability to attract and retain advertisers and content providers;

  . seasonal trends in Internet usage and advertising placements;

  . the amount and timing of fees we pay to our affiliates to include our content and commerce solutions on their Web sites;

  . the productivity of our direct sales force and the sales forces of the independent yellow pages publishers, media companies and direct marketing companies that sell local Internet yellow pages advertising for us;

  . the amount and timing of increased expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

  . our ability to continue to enhance, maintain and support our technology;

  . the result of litigation that is currently ongoing against InfoSpace.com, or any litigation that is filed against us in the future;

  . our ability to attract and retain personnel;

  . the introduction of new or enhanced services by us or our affiliates, or other companies that compete with us or our affiliates;

  . price competition or pricing changes in Internet advertising and Internet services, such as ours;

  . technical difficulties, system downtime, system failures or Internet brown-outs;

  . political or economic events and governmental actions affecting Internet operations or content; and

  . general economic conditions and economic conditions specific to the Internet.

  If one or more of these factors or other factors occur, our business could suffer.

  In addition, because InfoSpace.com only began operations in March 1996, and because the market for Internet services such as ours is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our sales and marketing, research and development and general and administrative expenses in 1999. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

Liquidity and Capital Resources

  From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Stock Purchase Rights Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million. As of December 31, 1998, we had cash and short-term investments of $86.7 million.

  In addition, we have filed a registration statement relating to a proposed public offering of 2,800,000 shares of our common stock (plus an additional 420,000 shares subject to the underwriters' over-allotment option). We propose to sell 1,500,000 of these shares (plus an additional 210,000 shares subject to the underwriters' over-allotment option), and certain stockholders propose to sell the remaining shares. If the proposed public offering is completed, assuming a public offering price of $77.00 per share and assuming the underwriters do not exercise their over-allotment option, we expect to receive net proceeds from this offering of $108.9 million.

  Net cash used by operating activities was $462,000 from our inception in March 1996 through December 31, 1996, $202,000 in the year ended December 31, 1997 and $978,000 in the year ended December 31, 1998. Cash used in operating activities from inception through December 31, 1998 consisted primarily of net operating losses and increases in accounts receivable, which were partially offset by increases in accrued expenses and accounts payable.

  Net cash used by investing activities was $219,000 in the period from inception through December 31, 1996, $164,000 in the year ended December 31, 1997 and $78.6 million in the year ended December 31, 1998. Cash used in investing activities consists primarily of short-term investments of net proceeds from our initial public offering and private placements of common stock and, to a lesser extent, from purchases of trademark licenses, businesses and purchase of property and equipment. Cash provided by financing activities consists of net proceeds from our initial public offering and, to a lesser extent, from private placements of common stock.

  We anticipate that we will spend up to $1.7 million for capital equipment in the next twelve months. We have also entered into various agreements that provide for us to make payments for carriage agreements of $5.9 million during all of 1999 and for carriage fees of $5.3 million for the period from 2000 through 2002.

  We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--We May Require Additional Funding."

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, many companies may need to upgrade, repair or replace their computer systems and software ("IT Systems") and other property and equipment not directly associated with IT Systems ("Non-IT Systems"), including ones with embedded technology such as microcontrollers, in order to comply with Year 2000 requirements.

  We have conducted an internal review of most of our internal IT Systems and Non-IT Systems. Because we developed our software products and services internally, beginning at inception in 1996 when the Year 2000 problem already had some visibility, we were largely able to anticipate four digit requirements. In conjunction with ongoing reviews of our own products and services, we are also reviewing our IT infrastructure, including network equipment and servers. We do not anticipate material problems with network equipment, as our current configuration was installed in 1998. Similarly, most of our servers were purchased in 1997 and 1998, and each server is being amortized over a three-year period. With this relatively current equipment, we do not anticipate material Year 2000 compliance problems, and any servers that we find cannot be updated will be replaced either in the normal replacement cycle or on an accelerated basis. We have also internally standardized our machines on Windows NT 4.0, using reasonably current service packs, which we are advised by our vendor are Year 2000 compliant.

  We use multiple software systems for internal business purposes, including accounting, email, development, human resources, customer service and support, and sales tracking systems. All of these applications have been purchased within the last three years. We have made inquiries of vendors of systems we believe to be mission critical to our business regarding their Year 2000 readiness. Although we have received various assurances, we have not received affirmative documentation of Year 2000 compliance from any of these vendors, and we have not performed any operational tests on our internal systems. We generally do not have any contractual rights with third party providers should their equipment or software fail due to Year 2000 issues. If this third party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software. We have not determined the state of compliance of certain third-party suppliers of services such as phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt our ability to carry on our business.

  We anticipate that our review of Year 2000 issues and any remediation efforts will continue throughout calendar 1999. To date, we have spent less than an estimated $10,000 to remediate our Year 2000 issues. If any Year 2000 issues are uncovered with respect to these systems or our other internal systems, we believe that these problems will be able to be resolved without material difficulty as replacement systems are available on commercially reasonable terms. We presently estimate that the total remaining cost of addressing Year 2000 issues will not exceed $100,000. These estimates were derived utilizing a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, the recent development of our products and services, the recent installation of our networking equipment and servers, and the limited activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

  Our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with it experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations. The most likely worst case scenario is that the Internet fails and we are unable to offer our content and commerce services.

Technology from the Outpost Acquisition

  In June 1998, we acquired Outpost, which included the acquisition of the Outpost Technology and the hiring of approximately ten employees. In the second quarter of 1998, we wrote off approximately $2.8 million in connection with the Outpost acquisition.

  In connection with the acquisition, we conducted a valuation of the assets acquired from Outpost, including core technology, assembled workforce and in-process research and development, utilizing the following major assumptions:

  . the revenue and margin contribution of each technology (in-process and future yet-to-be defined);

  . the percentage of carryover of technology from products under development and products scheduled for development in the future;

  . the expected life of the technology;

  . anticipated module development and module introduction schedules;

  . revenue forecasts, including expected aggregate growth rates for the business as a whole and expected growth rates for the Internet content provider industry;

  . forecasted operating expenses, including selling, general and administrative expenses, as a percentage of revenues; and

  . a rate of return of 30% utilized to discount to present value the cash flows associated with the in-process technologies.

  Within the acquired Outpost Technology (smart-shopping services) there are four main modules that we intend to integrate into the InfoSpace.com Web site. These modules in their developed state as of the acquisition date of Outpost had certain technological limitations. Subsequent to the acquisition date, we revised our strategy with respect to the transaction proxy module, with the result being that most of the in-process technology was discarded. Accordingly, no value was assigned to this module in connection with our valuation of the assets acquired from Outpost. The four modules are:

  . integrated content that will provide users with product pricing and merchant information;

  . transaction proxy that will allow us to track sales transactions from beginning to end and to receive confirmation reports from the retailers;

  . branding that will allow users to travel to affiliate Web sites without leaving the InfoSpace.com Web site; and

  . universal shopping cart that will allow users to make multiple purchases at different retailers in one execution.

  As of the date of acquisition, we estimated that the integrated content, branding and universal shopping cart modules were 89%, 77% and 56% completed, respectively. The percentage completed pre-acquisition for each module was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

  The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the modules to remain competitive. Gross margin was expected to deteriorate after approximately two or three years due to increasing numbers of competitors, new competing features and the potential market entry of entirely new and competing technologies or service delivery models.

  Our revenue assumptions for these modules were based on an estimated number of page views and promotions revenues. For 1999, the average number of page views was estimated to be 300 million per month, or 3.6 billion per year. The number of page views was estimated to grow at an annual rate of 45% for the year 2000, then trending down to a growth rate of 20% after the year 2000, and remaining constant thereafter. We anticipated that barter transactions would be below 10% of total revenues for 1998 and 1999, would decline to below 8% by the year 2000, and then would continue to decline to below 5% by 2003. Promotions revenues for these modules were anticipated to grow at a rate of 88% for 1999, and then growth was anticipated to decline to 20% per year thereafter.

  Our expense assumptions for these modules included cost of revenues, which was estimated to be 17% of revenues for the last seven months of 1998 and thereafter to remain relatively constant as a percentage of revenues. Cost of revenues consists primarily of revenue-sharing payments to affiliates, server depreciation costs, the cost of communication lines, and the cost of personnel directly involved in service delivery, including customer service staff and webmasters. Sales and marketing expenses, combined with general and administrative expenses, were estimated to be 54% of revenues for these modules for the last seven months of 1998, and thereafter to remain relatively constant as a percentage of revenues. However, cost of revenues, sales and marketing expenses and general and administrative expenses are likely to vary, both in absolute dollars and as a percentage of revenues.

  We expect these modules to be fully integrated into our full suite of Internet service offerings. Further, the modules will not be distinguishable market segments for financial reporting purposes or for management purposes. Consequently, there will be no separate and distinguishable allocations or utilizations of net working capital, and no specific charges for use of contributory assets. None of our operating expenses is allocated to specific service offerings.

  While we believe that the assumptions discussed above were made in good faith and were reasonable when made, such assumptions remain largely untested, as three of the modules are not yet in service and the other module has been in service for a limited period of time. Accordingly, our assumptions may prove to be inaccurate, and we may not realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Acquisitions Involve Risks."

  The integrated content module was completed and integrated into our Web site in the third quarter of 1998. Relevant portions of the transaction proxy, branding and universal shopping cart modules are scheduled for completion and integration by the end of the second quarter of 1999 into our ActiveShopper electronic commerce private label solution. Other portions of these modules may be completed in the third quarter of 1999.

  Significant technology development efforts are necessary before any one of these modules can successfully be completed and integrated into our full suite of service offerings of on-line services available both on our Web site and on those of our many affiliates. The transaction proxy module must be developed in a manner compatible with the changing protocols and standards that are emerging in the Internet industry, and will be greatly influenced by emerging trends, protocols and standards for on-line settlement of financial transactions among financial institutions, related financial clearing houses and other services. The branding module requires designs compatible with many affiliate sites. The ActiveShopper requires capabilities for initiation, completion and compilation of electronic commerce transactions with multiple affiliate Web sites, and with all such records accumulated in discrete accounts for individual customers, followed by each merchant's acceptance of transactions, confirmation of shipment of the goods or services to the customer, and receipt and acknowledgement of payment. Further, each of these modules must be upgradeable as the protocols and standards of electronic commerce transactions and Web sites evolve.

  In July and August 1998, shortly after completion of the Outpost acquisition, we estimated the cost to complete initial development and integration of these modules to be approximately $238,000. The magnitude of development efforts needed to complete these initial developments is periodically reviewed by us. Accordingly, in October 1998, we revised this estimate to $500,000 for this initial development and integration. This reflects our more recent experience concerning the scope and complexity of tasks required. Reasons for increasing these estimated costs include our experience to date on the transaction proxy module. Subsequent to the acquisition date, we revised our strategy with respect to this module, resulting in discarding most of the work completed on the transaction proxy module through the time of the Outpost acquisition. The additional development phase work now underway has increased total estimated development costs. As a result of these continued uncertainties, our revised estimate of $500,000 is subject to change because technological feasibility has not been achieved and unforeseen items could impact the estimate. Progress on the modules and costs expended thus far on their development are consistent with our projections for completion dates and estimated costs of development. While we expect these modules to be successfully developed, and to benefit us once they are completed and fully integrated into our full suite of service offerings, the development of new technologies and enhancements to existing technologies involves a number of risks, and these development efforts may not be successful. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Rapid Technological Change Affects Our Business."

  The direct impact of the smart-shopping service on current and future results of operations, liquidity and capital resources is not known, as the first module of the Outpost Technology has only recently been integrated into our Web site and other services and product offerings. However, we believe that these services will allow our affiliates to broaden and enhance their core programming at minimal cost and to generate additional advertising and transaction revenue opportunities for both us and our affiliates, initially through our launching, and affiliates utilizing, ActiveShopper as a private label electronic commerce solution. Further, the benefits to us and our affiliates can potentially extend beyond electronic commerce transactions by:

  . enabling us to apply the Outpost Technology to other functions such as building employment classifieds and databases of local events;

  . allowing end users to access consolidated bank statements or statements of airline frequent flyer miles; and

  . attracting additional Web users who are then exposed to the many other features in our suite of content and commerce solutions.

  While we are positioning ourselves for, and are expending considerable resources in anticipation of, electronic commerce transaction revenues, we may not be able to timely or successfully develop the ActiveShopper and other modules, which could harm our business.

  As noted above, we expect that each module, when implemented, will become part of our full suite of integrated Internet services. We do not expect to have the ability to calculate revenues specifically and exclusively attributable to Outpost's integrated technology. Further, the absence of such attribution will not be material to any module's success. The amount that we can charge customers for access to and use of these modules will be greatly influenced by market forces, competitors' pricing of singular products or services, competitors' pricing of their own packaged and integrated offerings, and the packaging and integration of services by multiple competitors. Similarly, our pricing of bundled services will be influenced by the features and prices of competitors' bundled services. Finally, we will only infrequently price, sell or deliver singular modules or services in the Internet marketplace. For these reasons, and in view of the fact that we and Outpost each had a limited operating history prior to the acquisition, we did not utilize historical results of operations in the valuation of Outpost and its various cost components.

  We anticipated receiving a number of synergies as a result of the Outpost acquisition, including gaining knowledgeable electronic commerce development staff and acquiring products and services at least partially developed, which together may reduce time-to-market for subsequent electronic commerce product development and implementation. We anticipate that any successful electronic commerce products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits. See "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock--Potential Acquisitions Involve Risks."

Recent Accounting Pronouncements

  In March 1998, the Accounting Standards Board issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is effective for fiscal years beginning after December 15, 1998. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. We currently expense such costs as incurred. Management has not yet determined what the effect of SOP 98-1 will be on our consolidated financial position or results of operations.

  In April 1998, the Accounting Standards Board issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As we have expensed these costs historically, the adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Because we have never used and do not currently intend to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on our earnings or financial position.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

  The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

  All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 1998.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
InfoSpace.com, Inc.:
Independent Auditors' Report...............................................  60
Consolidated Balance Sheets................................................  61
Consolidated Statements of Operations......................................  62
Consolidated Statements of Changes in Stockholders' Equity.................  63
Consolidated Statements of Cash Flows......................................  64
Notes to Consolidated Financial Statements.................................  65

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of InfoSpace.com., Inc. Redmond, Washington

  We have audited the accompanying consolidated balance sheets of InfoSpace.com, Inc. and subsidiary (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from March 1, 1996 (inception) to December 31, 1996, and the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace.com, Inc. and subsidiary as of December 31, 1997 and 1998, and results of their operations and their cash flow for the period from March 1, 1996 (inception) to December 31, 1996, and the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Seattle, Washington
February 24, 1999

                              INFOSPACE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998

                                                         1997         1998
                                                         ----         ----
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $  324,415  $ 14,590,634
  Short-term investments, held-to-maturity (fair
   market value $72,173,013).........................        --     72,159,522
  Accounts receivable, net of allowance for doubtful
   accounts of $478,000 and $597,000.................    467,187     3,409,672
  Prepaid trademark license..........................        --      1,500,000
  Prepaid expenses and other assets..................    121,573     2,126,704
  Inventory..........................................        --          3,772
                                                      ----------  ------------
    Total current assets.............................    913,175    93,790,304
Long-term investments, held-to-maturity (fair market
 value $1,252,051)...................................                1,252,438
Receivable from joint venture........................        --         68,406
Property and equipment, net..........................    216,439     1,161,936
Other long-term assets...............................        --        337,500
Investment in joint venture..........................        --        370,790
Intangible assets:
  Goodwill...........................................    310,583     4,860,671
  Purchased technology...............................        --        800,000
  Trademark..........................................        --        290,000
  Other..............................................        --        100,000
  Advertising contracts..............................     85,417        85,417
  Accumulated amortization...........................   (127,580)     (859,208)
                                                      ----------  ------------
    Intangible assets, net...........................    268,420     5,276,880
                                                      ----------  ------------
Total................................................ $1,398,034  $102,258,254
                                                      ==========  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $   85,814  $  1,586,118
  Accrued expenses...................................    204,311     5,032,450
  Deferred revenues..................................     50,000     1,391,849
  Notes payable......................................     30,000           --
                                                      ----------  ------------
    Total current liabilities........................    370,125     8,010,417
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred stock, par value $.0001--Authorized,
   15,000,000 shares; issued and outstanding, no
   shares
  Common stock, par value $.0001--Authorized,
   30,000,000 and 50,000,000 shares; issued and
   outstanding, 11,030,253 and 21,141,802 shares.....      1,103         2,114
  Additional paid-in capital.........................  1,998,255   107,549,046
  Accumulated deficit................................   (809,214)   (9,865,672)
  Deferred expense-warrants..........................        --     (3,126,862)
  Unearned compensation--stock options...............   (162,235)     (310,789)
                                                      ----------  ------------
    Total stockholders' equity.......................  1,027,909    94,247,837
                                                      ----------  ------------
Total................................................ $1,398,034  $102,258,254
                                                      ==========  ============

                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           Period from March 1, 1996 (inception) to December 31, 1996 and Years Ended December 31, 1997 and 1998

                                             1996        1997        1998
                                           ---------  ----------  -----------
Revenues.................................. $ 199,372  $1,685,096  $ 9,414,450
Cost of revenues..........................    96,641     410,895    1,854,449
                                           ---------  ----------  -----------
    Gross profit..........................   102,731   1,274,201    7,560,001
Operating expenses:
  Product development.....................   109,671     212,677      604,339
  Sales and marketing.....................   230,774     830,054    5,385,152
  General and administrative..............   163,896     681,456    3,613,357
  Write-off of in-process research and
   development............................       --          --     2,800,000
  Settlement of litigation................       --          --     4,500,000
                                           ---------  ----------  -----------
    Total operating expense...............   504,341   1,724,187   16,902,848
                                           ---------  ----------  -----------
    Loss from operations..................  (401,610)   (449,986)  (9,342,847)
Other income, net.........................    21,086      21,296      411,365
Equity in loss from joint venture.........       --          --      (124,976)
                                           ---------  ----------  -----------
Net loss.................................. $(380,524) $ (428,690) $(9,056,458)
                                           =========  ==========  ===========
Basic and diluted net loss per share...... $   (0.04) $    (0.04) $     (0.67)
                                           =========  ==========  ===========
Shares used in computing basic net loss
 per share................................ 9,280,163  10,941,490   13,560,268
                                           =========  ==========  ===========
Shares used in computing diluted net loss
 per share................................ 9,280,163  10,998,157   13,560,268
                                           =========  ==========  ===========


                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           Period from March 1, 1996 (inception) to December 31, 1996 and Years Ended December 31, 1997 and 1998

                           Common stock
                         -----------------   Paid-in    Accumulated   Deferred      Unearned
                           Shares   Amount   capital      deficit      expense    Compensation    Total
                         ---------- ------ ------------ -----------  -----------  ------------ -----------
Balance, March 1, 1996
 (inception)............        --  $  --  $        --  $       --   $       --    $     --    $       --

Common stock issued..... 10,945,253  1,095    1,370,105         --           --          --      1,371,200
Unearned compensation--
 stock options..........        --     --       101,250         --           --     (101,250)          --
Compensation expense--
 stock options..........        --     --           --          --           --       29,813        29,813
Net loss................        --     --           --     (380,524)         --          --       (380,524)
                         ---------- ------ ------------ -----------  -----------   ---------   -----------
Balance, December 31,
 1996................... 10,945,253  1,095    1,471,355    (380,524)         --      (71,437)    1,020,489

Common stock issued for
 acquisition............     85,000      8      292,180         --           --          --        292,188
Unearned compensation--
 stock options..........        --     --       234,720         --           --     (234,720)          --
Compensation expense--
 stock options..........        --     --           --          --           --      143,922       143,922
Net loss................        --     --           --     (428,690)         --          --       (428,690)
                         ---------- ------ ------------ -----------  -----------   ---------   -----------

Balance, December 31,
 1997................... 11,030,253  1,103    1,998,255    (809,214)         --     (162,235)    1,027,909

Common stock and
 warrants issued for
 acquisition............  1,499,988    150    7,902,159         --           --          --      7,902,309
Common stock issued to
 employees..............    223,251     22    1,674,372         --           --          --      1,674,394
Common stock issued in
 initial public
 offering...............  5,750,000    575   77,830,328         --           --          --     77,830,903
Other common stock
 issued to investors....  2,362,395    236   13,438,322         --           --          --     13,438,558
Warrants issued.........        --     --        40,161         --           --          --         40,161
Exercise of stock
 options................    275,915     28    1,016,182         --           --          --      1,016,210
Deferred expense--
 warrants...............        --     --     3,262,813         --    (3,262,813)        --            --
Warrants expense........        --     --           --          --       135,951         --        135,951
Unearned compensation--
 stock options..........        --     --       386,454         --           --     (386,454)          --
Compensation expense--
 stock options..........        --     --           --          --           --      237,900       237,900
Net loss................        --     --           --   (9,056,458)         --          --     (9,056,458)
                         ---------- ------ ------------ -----------  -----------   ---------   -----------

Balance, December 31,
 1998................... 21,141,802 $2,114 $107,549,046 $(9,865,672) $(3,126,862)  $(310,789)  $94,247,837
                         ========== ====== ============ ===========  ===========   =========   ===========

                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           Period from March 1, 1996 (inception) to December 31, 1996 and Years Ended December 31, 1997 and 1998

                                                1996       1997        1998
                                              ---------  ---------  -----------
Operating Activities:
 Net loss...................................  $(380,524) $(428,690) $(9,056,458)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating
  activities:
 Trademark amortization.....................        --         --     1,500,000
 Depreciation and other amortization........     23,513    224,270      991,749
 Write-off of in-process research and
  development...............................        --         --     2,800,000
 Compensation expense--stock options........     29,813    143,922      237,900
 Warrants expense...........................        --         --       135,951
 Noncash issuance of common stock...........        --         --        70,000
 Noncash services exchanged.................        --     (60,000)      (7,290)
 Bad debt expense...........................        --      47,000      687,602
 Equity in loss in joint venture............        --         --       124,976
 Loss (gain) on disposal of fixed assets....        --       3,743       (3,771)
 Cash provided (used) by changes in
  operating assets and liabilities, net of
  assets acquired in business combinations:
  Accounts receivable.......................   (126,574)  (387,613)  (3,630,087)
  Receivable from joint venture.............        --         --       (68,406)
  Inventory.................................        --         --         1,228
  Prepaid expense and other assets..........    (59,334)   (33,152)  (2,005,130)
  Other long-term assets....................        --         --      (337,500)
  Other intangibles.........................        --         --       (66,865)
  Accounts payable..........................     39,553     46,261    1,500,305
  Accrued expenses..........................      4,663    199,648    4,805,428
  Deferred revenue..........................      7,239     42,761    1,341,849
                                              ---------  ---------  -----------
 Net cash used by operating activities......   (461,651)  (201,850)    (978,519)
Investing Activities:
 Business acquisitions, net of cash
  acquired..................................        --     (14,000)    (311,951)
 Purchase of Netscape trademark.............        --         --    (3,000,000)
 Purchase of trademark......................        --         --      (290,000)
 Purchase of property and equipment.........   (219,375)  (120,822)  (1,150,807)
 Investment in joint venture................        --         --      (495,767)
 Proceeds from sale of fixed assets.........        --         --         4,997
 Purchase of short-term investments held-to-
  maturity..................................        --         --   (72,159,522)
 Purchase of long-term investments held-to-
  maturity..................................        --         --    (1,252,438)
 Other......................................        --     (29,087)         --
                                              ---------  ---------  -----------
 Net cash used by investing activities......   (219,375)  (163,909) (78,655,488)
Financing Activities:
 Proceeds from issuance of common stock to
  employees.................................        --         --     1,674,394
 Payment to shareholders for fractional
  shares....................................        --         --           (28)
 Proceeds from initial public offering......        --         --    77,830,903
 Proceeds from issuance of other common
  stock to investors........................  1,371,200        --    13,338,586
 Proceeds from sale of warrants.............        --         --        40,161
 Proceeds from exercise of stock options....        --         --     1,016,210
                                              ---------  ---------  -----------
 Net cash provided by financing activities..  1,371,200        --    93,900,226
                                              ---------  ---------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents................................    690,174   (365,759)  14,266,219
Cash And Cash Equivalents:
 Beginning of period........................        --     690,174      324,415
                                              ---------  ---------  -----------
 End of period..............................  $ 690,174  $ 324,415  $14,590,634
                                              =========  =========  ===========
Supplemental Disclosure of Noncash Financing
 and Investing Activities:
 Acquisition of membership interest of
  Yellow Pages on the Internet, LLC (YPI)
  through the issuance of common stock and
  assumption of $90,000 payable.............  $     --   $ 382,188  $       --
 Acquisition of common stock of Outpost
  Network, Inc. through the issuance of
  common stock and warrants and assumption
  of liabilities of $191,000................                          7,932,000
 Stock issued for legal and consulting
  services..................................                             50,000
 Stock issued for settlement of legal
  claim.....................................                             50,000
 Settlement of note payable for noncash
  services..................................                             30,000

                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Period from March 1, 1996 (inception) to December 31, 1996and Years Ended
                           December 31, 1997 and 1998

Note 1: Summary of Significant Accounting Policies

  Description of business: InfoSpace.com, Inc. (the Company or InfoSpace), previously known as InfoSpace, Inc., a Delaware corporation, was founded in March 1996. The Company is a leading provider of private label solutions for content and commerce to Web sites and Internet appliances. The Company focuses on real-world content, such as yellow pages and white pages, maps, classified advertisements, real-time stock quotes, information on local businesses and events, weather forecasts and horoscopes. The Company completed an initial public offering in December 1998. The Company sold 5,750,000 shares of common stock at $15.00 per share.

  The Company derives revenues primarily from national and local advertising, promotions, including content and commerce promotions, and to a lesser extent, non-advertising based private label solutions.

  Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Outpost Network, Inc. (Outpost). All significant intercompany accounts and transactions have been eliminated. The consolidated financial information contained herein includes the accounts of Outpost, as of December 31, 1998, and for the period from June 2, 1998, (acquisition date), to December 31, 1998 (Note 4).

  Cash and cash equivalents: The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

  Investments: The Company principally invests its available cash in high-quality corporate issuers, and in debt instruments of the U.S. Government and its agencies. At December 31, 1998, the short-term investments consist entirely of short-term debt instruments. All debt instruments with original maturities greater than three months from the balance sheet date are considered investments. Investments maturing after twelve months from the balance sheet date are considered long-term. The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term investments are classified as held-to-maturity as of the balance sheet date and are reported at amortized cost. There were no sales of such investments in 1998.

  Inventory: Inventory consists primarily of cards and stamps and is stated at the lower of cost, determined on a first-in, first-out basis, or market.

  Property and equipment: Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

      Computer equipment............................................. 3 years
      Office furniture and equipment................................. 7 years
      Leasehold improvements......................................... Lease term

  Intangible assets: Goodwill, purchased technology and other intangibles are amortized on a straight-line basis over their estimated useful lives. All goodwill and purchased technology currently recorded are amortized over five years. The trademark is amortized over its remaining life of nine years and four months. Other intangibles, primarily consisting of purchased domain name licenses, are amortized over an estimated useful life of three years.

                              INFOSPACE.COM, INC.

  Other long-lived assets: Management periodically reevaluates long-lived assets, consisting primarily of purchased technology, goodwill, property and equipment, to determine whether there has been any impairment of the value of these assets and the appropriateness of their estimated remaining life. No impairment loss has been recognized through December 31, 1998.

  Revenue recognition: The Company's revenues are primarily derived from advertising agreements in which the Company receives a fixed fee or a fee based on a per impression or click through basis.

  Local advertising: Guaranteed minimum payments are recognized ratably over the term of the agreements. Revenues earned above the guaranteed minimum payments are recognized ratably over the remaining term of the agreements.

  National advertising: Revenues from contracts based on the number of impressions displayed or click throughs provided are recognized as services are rendered.

  Promotions: Revenues from fixed fee content carriage and syndication agreements are recognized ratably over the related contract term. For content carriage fee contracts that are performance based with an established maximum, the Company recognizes revenues as the services are rendered, not to exceed the maximum amount over the fixed term.

  Commerce: Transaction fees in excess of the guaranteed minimums are recognized in the period the transaction occurred and was reported to the Company by the content providers or online merchants.

  Also included in revenues are barter revenues generated from exchanging banners for banners, banners for content, or banners for print or other advertising. Barter revenues are recorded as advertising revenues at the lower of the estimated fair market value of goods and services received or impressions given, and are recognized when the Company's advertisements are run. For barter agreements, the Company records a receivable or liability at the end of a reporting period for the difference in the fair value of the services provided or received.

  Deferred revenues are primarily comprised of billings in excess of recognized revenues relating to advertising agreements and payments received pursuant to advertising agreements in advance of revenue recognition. The Company records a liability at month-end for any shortfalls of minimum impressions or click throughs that were not attained during the period of the agreement.

  Cost of revenues: Cost of revenues consist primarily of direct personnel expenses, content license fees, equipment depreciation, communications expense and costs of aggregation and distribution of content, which is the amounts paid pursuant to revenue-sharing arrangements. Costs associated with revenue-sharing arrangements are accrued monthly. Fees paid for content licenses are capitalized and amortized under the straight-line method over the license period.

  Product development: Product development expenses consist principally of personnel costs for research, design and development of the proprietary technology used by the Company.

  Advertising costs: Costs for print advertising are recorded as expense the first time an advertisement appears. Advertising costs related to electronic impressions are recorded as expense as impressions are provided. Advertising expense totalled $8,908, $217,798, and $1,261,338, for the years ended December 31, 1996, 1997, and 1998, respectively.

  Unearned compensation: Unearned compensation represents the unamortized difference between the option exercise price and the deemed fair market value of the Company's common stock for shares subject to grant at the grant date, for options issued under the Company's stock incentive plan (Note 3). The amortization of deferred compensation is charged to operations and is amortized over the vesting period of the options.

                              INFOSPACE.COM, INC.

  Deferred expense-warrants: Deferred expense-warrants represents the fair value of the warrants that were issued and will be expensed ratably over the four year vesting period. The amortization of deferred warrant expense is charged to sales and marketing expense and is amortized over the term of the contractual agreement with AOL (see Notes 3 and 5).

  Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. The Company places its cash equivalents and investments with major financial institutions. The Company operates in one business segment and sells advertising to various companies across several industries. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the periods ended December 31, 1997 and 1996, no one customer accounted for more than 10% of revenues. For the year ended December 31, 1998, one customer accounted for approximately 21% of revenues. At December 31, 1997, one customer accounted for approximately 14% of accounts receivable. At December 31, 1998, one customer accounted for approximately 27% of accounts receivable. These instruments are generally unsecured and uninsured.

  Income taxes: The Company has adopted SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

  Reclassifications: Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.

  Reverse stock split: A one-for-two reverse stock split of the Company's common stock was effected on August 25, 1998. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-two reverse stock split.

  Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from estimates.

  Recent accounting pronouncements: In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes the standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by SFAS No. 130 must be made for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption. The Company had no comprehensive income items to report for the period from March 1, 1996 (inception) to December 31, 1996 and the years ended December 31, 1997 and 1998.

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers as well as the reporting of selected

                              INFOSPACE.COM, INC.

information about operating segments in interim financial reports to stockholders. The Company adopted the reporting requirements of SFAS No. 131 in its financial statements for the year ended December 31, 1998.

  In March 1998, the Accounting Standards Board issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is effective for fiscal years beginning after December 15, 1998. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. Management has not yet determined what the effect of SOP 98-1 will be on the Company's consolidated financial position or results of operations.

  In April 1998, the Accounting Standards Board issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Because the Company has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

Note 2: Balance Sheet Components

  Investments at December 31, 1998 consist of the following:

                                   Amortized    Market    Unrealized Unrealized
                                     Cost        Value       Gain       Loss
                                  ----------- ----------- ---------- ----------
   Commercial paper.............. $66,668,475 $66,681,481   13,259      (253)
   Municipal securities..........   1,499,665   1,500,150      485       --
   U.S. Government securities....   5,243,820   5,243,433      --       (387)
                                  ----------- -----------   ------      ----
                                   73,411,960  73,425,064   13,744      (640)
                                  =========== ===========   ======      ====

  Maturity information is as follows:

                                                         Amortized     Fair
                                                           Cost        Value
                                                        ----------- -----------
   Within one year..................................... $72,159,522 $72,173,013
   1 year through 5 years..............................   1,252,438   1,252,051
                                                        ----------- -----------
                                                         73,411,960  73,425,064
                                                        =========== ===========

                              INFOSPACE.COM, INC.

  Balance sheet components as of December 31:

                                                             1997       1998
                                                           --------  ----------
   Property and equipment:
     Computer equipment................................... $207,817  $1,390,988
     Office equipment.....................................    3,044      54,366
     Office furniture.....................................    8,514      77,789
     Leasehold improvements...............................               17,632
                                                           --------  ----------
                                                            219,375   1,540,775
     Accumulated depreciation.............................  (23,513)   (378,839)
                                                           --------  ----------
                                                           $195,862  $1,161,936
                                                           ========  ==========
   Accrued expenses:
     Salaries and related expenses........................ $ 33,777  $   73,577
     Accrued license fees.................................   16,736      39,446
     Accrued legal fees...................................   12,717         --
     Accrued commissions..................................      --      120,015
     Accrued taxes........................................    3,890      99,109
     Accrued settlement costs.............................  137,000   4,500,000
     Accrued rent.........................................      --       43,359
     Other................................................      191     156,944
                                                           --------  ----------
                                                           $204,311  $5,032,450
                                                           ========  ==========

Note 3: Stockholders' Equity

  Authorized shares: At incorporation, the Company was authorized to issue 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $.0001 per share and 5,000,000 shares of preferred stock with a par value of $.0001 per share. The preferred stock may be issued in one or more series.

  On June 17, 1996, the Certificate of Incorporation was amended to increase the authorized number of shares of all classes of Company stock to 45,000,000 shares, consisting of 30,000,000 shares of common stock with a par value of $.0001 per share and 15,000,000 shares of preferred stock with par value of $.0001 per share.

  On May 1, 1998, the Certificate of Incorporation was amended to increase the authorized number of shares of all classes of Company stock to 55,000,000 shares, consisting of 40,000,000 shares of common stock with a par value of $.0001 per share and 15,000,000 shares of preferred stock with a par value of $.0001 per share.

  On August 25, 1998, the Board of Directors approved and the Company effected a one-for-two reverse stock split of the Company's common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-two reverse stock split.

  Also, on August 25, 1998, the Company filed a Restated Certificate of Incorporation. The effect was to change the authorized number of all classes of Company stock to 65,000,000 shares, consisting of 50,000,000 shares of common stock with a par value of $.0001 per share and 15,000,000 shares of preferred stock with a par value of $.0001 per share after giving effect to the one-for-two reverse stock split.

  Restated 1996 Flexible Stock Incentive Plan: On June 3, 1998, the Board of Directors approved the Restated 1996 Flexible Stock Incentive Plan (the Plan). The Plan provides employees (including officers and directors who are employees) of the Company an opportunity to purchase shares of stock pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and employees, officers, directors, independent contractors and consultants of

                              INFOSPACE.COM, INC.

the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of the Code (nonqualified stock options). The Plan also provides for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the Plan authorizes the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. Not more than 3,000,000 shares of stock shall be available for the grant of options or the issuance of stock under the Plan. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to option but on which the option has not been exercised shall continue to be available under the Plan. The Plan is administered by the Board of Directors. Options granted under the Plan typically vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis. Additional options have been granted to retain certain existing employees, which options vest monthly over four years.

  On June 3, 1998, the Board of Directors approved the Option Exchange Program and the Option Replacement Program, allowing employees of the Company to exchange their nonqualified stock options for incentive stock options. Nonqualified stock options to purchase a total of 362,553 shares were exchanged for incentive stock options to purchase the equivalent number of shares with an exercise price equal to the fair market value at the date of exchange.

  Included in the table below as outstanding at December 31, 1998, are options to purchase 39,669 shares that were issued outside of the Plan, 20,294 of which were exercisable as of December 31, 1998.

  Activity and price information regarding the options are summarized as follows:

                                                                Weighted average
                                                      Options    exercise price
                                                     ---------  ----------------
Outstanding, March 1, 1996 (inception)..............       --        $  --
  Granted........................................... 1,031,731         0.13
                                                     ---------
Outstanding, December 31, 1996...................... 1,031,731         0.13
  Granted...........................................   351,250         3.07
                                                     ---------
Outstanding, December 31, 1997...................... 1,382,981         0.87
  Granted........................................... 1,983,602        10.30
  Cancelled.........................................  (362,553)        1.53
  Exercised.........................................  (275,915)        3.68
  Forfeited.........................................   (78,375)        4.30
                                                     ---------
Outstanding, December 31, 1998...................... 2,649,740         7.45
                                                     =========
Options exercisable, December 31, 1998..............   754,733         1.32
                                                     =========

  Information regarding stock option grants during the period from March 1, 1996 to December 31, 1996 and the years ended December 31, 1997 and 1998, is summarized as follows:

                                Period from
                             March 1, 1996 to             Year ended                 Year ended
                             December 31, 1996         December 31, 1997          December 31, 1998
                         ------------------------- ------------------------- ---------------------------
                                 Weighted Weighted         Weighted Weighted           Weighted Weighted
                                 Average  Average          Average  Average            Average  Average
                                 exercise   fair           exercise   fair             exercise   fair
                         Shares   price    value   Shares   price    value    Shares    price    value
                         ------- -------- -------- ------- -------- -------- --------- -------- --------
Exercise price exceeds
 market price...........  55,000  $2.00    $0.04   250,000   4.00    $ --          --   $  --    $ --
Exercise price equals
 market price........... 900,000   0.02      --        --     --       --    1,724,602   11.64    2.65
Exercise price is less
 than market price......  76,731   0.05     1.60   101,250   0.77     2.66     259,000    1.37    2.75

                              INFOSPACE.COM, INC.

  The Company has elected to follow the measurement provisions of Accounting Principles Board Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. In those cases where options have been granted when the option price is below fair market value, the Company recognizes compensation expense over the vesting period using the aggregated percentage of compensation accrued method as prescribed by Financial Standards Accounting Board Interpretation No.
28. Compensation expense of $29,813, $143,922, and $237,900, was recognized during the period from March 1, 1996 (inception) to December 31, 1996, and the years ended December 31, 1997 and 1998, respectively, for options granted with exercise prices less than grant date fair market value.

  To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted through December 31, 1998: risk-free interest rate ranging from 4.24% to 6%; expected dividend yield of 0-%; no volatility (prior to becoming a public company); and an expected life of six years.

  Had compensation expense for the Plan been determined based on fair value at the grant dates for awards under the Plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net losses for the period from March 1, 1996 (inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, and, would have been adjusted to the following pro forma amounts:

                                               1996       1997        1998
                                             ---------  ---------  -----------
Net loss as reported........................ $(380,524) $(428,690) $(9,056,458)
Net loss, pro forma.........................  (380,859)  (430,180)  (9,472,322)
Basic net loss per share, pro forma.........     (0.04)     (0.04)       (0.70)

  Additional information regarding options outstanding as of December 31, 1998, is as follows:

                          Options outstanding        Options exercisable
                    -------------------------------- --------------------
                                 Weighted
                                  average   Weighted             Weighted
                                 remaining  average              average
     Range of         Number    contractual exercise   Number    exercise
  exercise prices   outstanding life (yrs.)  price   exercisable  price
  ---------------   ----------- ----------- -------- ----------- --------
       $0.02           982,938      7.31     $0.02     636,740    $0.02
       0.20             14,231      7.67      0.20      14,231     0.20
     2.00-3.00          22,323      8.28      2.45      12,375     2.00
     4.00-6.00         346,698      8.93      4.04      37,458     4.00
     7.50-8.00         116,500      9.56      7.76         --       --
    12.00-15.00      1,165,050      9.93     14.81      53,929    15.00
       47.06             2,000     10.00     47.06         --       --
                     ---------                         -------
                     2,649,740      8.78     $7.45     754,733    $1.32
                     =========                         =======

  At December 31, 1998, 384,950 shares were available for future grants under the Plan.

                              INFOSPACE.COM, INC.

  In connection with the May and August 1998 private placement offering, the Company issued warrants to purchase 2,063,836 shares of common stock to five third-party participants for consulting services performed in identifying, structuring and negotiating future financings. These warrants expire between May 21, 2008 and August 6, 2008. The exercise prices are as follows:

            Shares                                  Price
            ------                                  ------
            1,100,712.............................. $ 4.00
              481,562..............................   6.00
              481,562..............................  10.00

  In July 1998, the Company issued warrants to purchase 477,967 shares of common stock at an exercise price of $0.02 to a former consultant in conjunction with the acquisition of Outpost (Note 4). These warrants expire on October 30, 2002.

  On August 24, 1998, the Company issued to AOL warrants to purchase up to 989,916 shares of common stock, which warrants vest in 16 equal quarterly installments over four years, conditioned on the delivery by AOL of a minimum number of searches each quarter on the Company's white pages directory service. The warrants have an exercise price of $12.00 per share.

  Stock purchase rights plan: On June 26, 1998, the Board of Directors approved the InfoSpace, Inc. Stock Purchase Rights Plan. The plan is offered to employees of the Company and its subsidiaries. The purpose of the plan is to provide an opportunity for employees to invest in the Company and increase their incentive to remain with the Company. A maximum of 500,000 shares of common stock are available for issuance under the plan. During July 1998, the Company offered shares to employees under the plan, resulting in the sale of 223,251 shares at $7.50 per share. The plan was terminated on August 24, 1998.

  1998 Employee Stock Purchase Plan: The Company adopted the 1998 Employee Stock Purchase Plan (the ESPP) in August 1998. The ESPP was implemented upon the effectiveness of the initial public offering. The ESPP is intended to qualify under Section 423 of the Code, and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company's or subsidiary's common stock may not participate in the ESPP. An aggregate of 450,000 shares of common stock are authorized for issuance under the ESPP.

  The ESPP was implemented with six-month offering periods, with the first such period commencing upon the effectiveness of the initial public offering and ending July 31, 1999. Thereafter, offering periods will begin on each February 1 and August 1. The price of common stock purchased under the ESPP will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period, except that the purchase price for the first offering period will be equal to the lesser of 100% of the initial public offering price of the common stock offered hereby and 85% of the fair market value on July 31, 1999. The ESPP does not have a fixed expiration date, but may be terminated by the Company's Board of Directors at any time. No shares have been issued under the ESPP as of December 31, 1998.

Note 4: Business Combinations

  YPI: On May 16, 1997, the Company acquired all outstanding Membership Interest Units of YPI, a limited liability company. YPI operations began to be included in the Company's financial statements on the effective date of the acquisition, May 1, 1997. The YPI advertising agreements provided yellow pages

                              INFOSPACE.COM, INC.

directory publishers with an Internet distribution channel and had terms of one month to one year. YPI is a yellow pages sales consortium business. In conjunction with the acquisition, the Company acquired certain advertising agreements and assumed a note payable for $90,000.

  In connection with the acquisition of YPI during May 1997, 1,000,000 shares of common stock were placed into an escrow account. The aggregate number of shares of the escrow stock to be delivered was derived from revenues generated by the business during the measurement period. Before December 31, 1997, the number of shares to be released from escrow was finalized and a total of 85,000 escrow shares were issued to the sellers on January 2, 1998. These shares were included in the calculation of basic earnings per share as of January 1, 1998, and in the calculation of diluted earnings per share as of the effective date of acquisition, May 1, 1997. The remaining 915,000 common shares were returned to the Company for cancellation. The Company acquired YPI primarily to obtain rights to its advertising agreements and the services of its founder to further develop the Company's business. YPI's shareholders have represented that YPI had no significant operations and that detailed YPI financial information is not available.

  The allocation of purchase price, as determined after the release of shares from escrow was finalized, is summarized as follows:

                                                                     Book and
                                                                       fair
                                                                      value
                                                                     --------
      Book value of net liabilities assumed at cost................. $(90,000)
      Fair value adjustments:
        Fair value of purchased advertising contracts...............   85,417
                                                                     --------
      Fair value of net assets acquired.............................   (4,583)
      Purchase price:
        Acquisition costs...........................................   14,000
        Fair value of 85,000 shares issued..........................  292,000
                                                                     --------
      Excess of purchase price over net assets acquired, allocated to goodwill (amortized over five years)...................... $310,583
                                                                     ========

  Outpost Network, Inc.: On June 2, 1998, the Company acquired all of the common stock of Outpost, a privately held company, for a purchase consideration of 1,499,988 shares of the Company's common stock, cash of $35,000, assumed liabilities of $264,000, and acquisition expenses of $1,957,000. In conjunction with the acquisition, the Company was required to issue warrants valued at $1,902,000 to a former consultant, which are included in acquisition costs. The exercise price of the warrants was specified in the consulting agreement between the Company and the former consultant dated October 30, 1997. Pursuant to this agreement, the former consultant rendered advice to the Company regarding the structure and terms of the Outpost merger and the warrants were earned based on the completion of the merger. Therefore, the warrant value was determined on June 2, 1998, the effective date of the merger. The transaction was accounted for as a purchase for accounting purposes.

                              INFOSPACE.COM, INC.

  The allocation of purchase price is summarized as follows:

                                                                     Book and
                                                                    fair value
                                                                    ----------
      Book value of net liabilities assumed at cost...............  $ (191,000)
      Fair value adjustments:
        Fair value of purchased technology, including in-process
         research and development.................................   3,600,000
        Fair value of assembled workforce.........................      40,000
                                                                    ----------
      Fair value of net assets acquired...........................   3,449,000
      Purchase price:
        Cash paid.................................................      35,000
        Fair value of shares issued...............................   6,000,000
        Acquisition costs (including the warrants issued with a
         fair value of $1,902,000)................................   1,957,000
                                                                    ----------
      Excess of purchase price over net assets acquired, allocated to goodwill (amortized over five years)....................  $4,543,000
                                                                    ==========

  The $3,600,000 value of purchased technology includes purchased in-process research and development for future InfoSpace products. Generally accepted accounting principles require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 1998, include the write-off of $2,800,000 of purchased in-process research and development. The remaining $800,000 represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years.

  The following unaudited pro forma information shows the results of the Company for the years ended December 31, 1998 and 1997, as if the acquisition of Outpost occurred on January 1, 1997. The pro forma information includes adjustments relating to the financing of the acquisition, the effect of amortizing goodwill and other intangible assets acquired, and assumes that Company shares issued in conjunction with the acquisition were outstanding as of January 1, 1997. The pro forma results of operations are unaudited, have been prepared for comparative purposes only, and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated or which may occur in the future:

                                                             (unaudited)
                                                           1997        1998
                                                        ----------  -----------
      Revenue.......................................... $1,915,990  $ 9,333,459
      Net loss......................................... (3,130,332) (10,551,855)
      Basic and diluted net loss per share.............      (0.25)       (0.74)

Note 5: Commitments and Contingencies

  The Company has noncancellable operating leases for corporate facilities. The leases expire through 2003. Rent expense under operating leases totalled $36,000, $83,000, and $179,000, for the period from March 1, 1996 (inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, respectively. The Company also has noncancellable carriage fee agreements with certain affiliates.

                              INFOSPACE.COM, INC.

  Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31:

      1999........................................................... $  307,576
      2000...........................................................    308,184
      2001...........................................................    314,160
      2002...........................................................    269,511
      2003...........................................................    179,131
                                                                      ----------
                                                                      $1,378,562
                                                                      ==========

  Future payments required under noncancellable affiliate carriage fee agreements are as follows for the years ending December 31:

      1999.......................................................... $ 5,830,141
      2000..........................................................   2,807,143
      2001..........................................................   1,750,000
      2002..........................................................     750,000
                                                                     -----------
                                                                     $11,137,284
                                                                     ===========

  Trademark license agreements: Effective as of July 1, 1998, the Company entered into two trademark license agreements with Netscape Communications Corporation (Netscape) to license two of Netscape's trademarks for one-time nonrefundable license fees totalling $3,000,000. The trademark license fees were capitalized and will be amortized over one year, the expected useful life of the trademarks.

  Directory services agreements: The Company entered into two directory services agreements with Netscape effective as of July 1, 1998. Under these agreements, which provide for a one-year term, with automatic renewal, the Company serves as the exclusive provider of co-branded yellow pages and white pages directory services on the Netscape home page (Netcenter). Netscape has guaranteed the Company a minimum level of use of the Company's yellow pages and white pages directories, and the Company has agreed to pay Netscape a carriage fee each quarter equal to the product of (x) the cost per click through as specified in the applicable directory services agreement and (y) the number of click throughs delivered by Netscape, up to a specified maximum. The Company accrues monthly a liability for the estimated click throughs delivered. Netscape reports the number of click throughs by month on a quarterly basis and invoices the Company on a quarterly basis. Payments to Netscape will be recorded as sales and marketing expenses during the quarter in which the click throughs occur. This minimum payment is included in the noncancellable affiliate carriage fee payments disclosed above. The Company expects Netscape to meet the minimum guaranteed click throughs during the period of the directory services agreements. In the event that Netscape fails to deliver the guaranteed minimum number of click throughs, Netscape has agreed to either continue the link to the Company's content services beyond the term of the agreement until the guaranteed minimum click throughs have been achieved or deliver to the Company a program of equivalent value as a remedy for the shortfall in click throughs. Netscape and the Company will share advertising revenue generated from a search of the Company's directory services initiated on Netscape's home page.

  White pages and classifieds agreements: On August 24, 1998, the Company entered into agreements with America Online, Inc. (AOL) to provide white pages directory and classifieds information services to AOL. Pursuant to the white pages directory services agreement, the Company has agreed to provide to AOL white pages listings and directory service. The Company is required to pay to AOL a quarterly carriage fee, the retention of which is conditioned on the quarterly achievement of a minimum number of searches on

                              INFOSPACE.COM, INC.

the AOL white pages site. The quarterly carriage fee is paid in advance at the beginning of the quarter in which the searches are expected to occur and is recorded as a prepaid expense in the quarter it is paid. The fee is refundable if the minimum number of searches on the AOL white pages site for such quarter is not achieved. In addition, AOL has guaranteed to the Company a minimum number of searches over the term of the agreement. In the event that AOL does not deliver the guaranteed minimum number of searches over the term of the agreement, AOL has agreed to pay to the Company a cash penalty payment. The Company will share with AOL revenues generated by advertising on the Company's white pages directory services delivered to AOL. The Company is entitled to a greater percentage of advertising revenues than is AOL if the amount of such revenues received by the Company is less than the carriage fees paid to AOL.

  The Company has agreed to provide white pages directory services to AOL for a three-year term beginning on November 19, 1998, which term may be extended for four additional one-year terms at AOL's discretion. The agreement may be terminated by AOL for any reason after 18 months or at any time upon the acquisition by AOL of a competing white pages directory services business. In the event of any such termination, AOL is required to pay a termination fee to the Company. In addition, without the payment of a termination fee, AOL has the right to terminate the agreement in the event of a change of control of the Company.

  The Company has agreed to provide classifieds information services to AOL for a two-year term, with up to three one-year extensions at AOL's discretion. AOL has agreed to pay to the Company a quarterly fee and will share with the Company revenues generated from payments by individuals and commercial listing services for listings on the AOL classifieds service.

  Pursuant to the terms of these agreements, the Company has granted AOL the right to negotiate with the Company exclusively and in good faith for a period of 30 days with respect to proposals or discussions that would result in a sale of a controlling interest of the Company or other merger, asset sale or other disposition that effectively results in a change of control of the Company.

  In connection with the agreements, on August 24, 1998, the Company issued to AOL warrants to purchase up to 989,916 shares of common stock, which warrants vest in 16 equal quarterly installments over four years, conditioned on the delivery by AOL of a minimum number of searches each quarter on the Company's white pages directory service. The warrants have an exercise price of $12.00 per share.

  The revenue and revenue sharing under the agreements with AOL will be accounted for under the Company's existing revenue recognition policies described in these notes. The Company expects AOL to meet the minimum number of searches each quarter. Accordingly, the total carriage fee payments to be made under the white pages directory services agreement will be recognized ratably over the term of the agreement as sales and marketing expense. However, if AOL does not deliver the minimum searches on the AOL white pages during that quarter, then AOL is obligated to refund the quarterly carriage fee paid for that specific quarter, in which case the Company would credit prepaid expense and reduce the total cost of the white pages directory services agreement by the amount of the refund. The adjusted total cost of the agreement would be recognized ratably over the remaining term of the agreement as sales and marketing expense, which term would include the quarter in which AOL did not deliver the minimum number of searches. For at least the first two years of the white pages agreement, the Company expects that actual carriage fee payments will exceed the sales and marketing expense recorded for the quarter in which the payment is made. As such, the Company expects to experience increases in its prepaid expense account during this time. These fees are included in the noncancellable affiliate carriage fee payments disclosed above. Any termination fee paid to the Company by AOL will be recognized as revenue when paid. The warrants were valued using the fair value method, as required under SFAS No.
123. The fair value of the

                              INFOSPACE.COM, INC.

warrants was approximately $3,300,000 at the date of grant, and is being amortized ratably over the four-year vesting period. The underlying assumptions used to determine the value of the warrants are an expected life of six years and a 5.5% risk-free interest rate.

  Litigation: On December 7, 1998, a complaint was filed against the Company on behalf of an alleged former employee in Superior Court for Suffolk County in the Commonwealth of Massachusetts alleging that he was terminated without cause and that he entered into an agreement with us that entitles him to an option to purchase 2,000,000 shares of common stock or 10% of the Company's equity. The complaint alleges breach of contract, breach of the covenant of good faith, breach of fiduciary duty, misrepresentation, promissory estoppel, intentional interference with contractual relations and unfair and deceptive acts and practices, seeking specific performance of the alleged agreement for 10% of the Company's equity, damages equal to the value of 10% of the Company's equity, punitive damages and attorneys' fees and costs and treble damages under the Massachusetts Consumer Protection Act (Mass. G.L. Chapter 93A). (The Company believes the alleged former employee's claims do not reflect the one-for-two reverse stock split of the Common Stock consummated in August 1998.) On January 7, 1999, the suit was removed to the United States District Court for the District of Massachusetts. Nevertheless, litigation is inherently uncertain and the Company may not prevail in this suit. To the extent that the Company is required to issue shares of common stock or options to purchase common stock as a result of the suit, the Company would recognize an expense equal to the number of shares issued multiplied by the fair value of the common stock on the date of issuance, less the exercise price of any options required to be issued. This could have a material adverse effect on the Company's results of operations, and any such issuances would be dilutive to existing stockholders, the dilutive impact of which may be mitigated to the extent it is offset by shares of common stock in an escrow account established by the Company's Chief Executive Officer.

  On December 23, 1998, the Company initiated litigation against Internet Yellow Pages, Inc., or IYP, by filing suit in United States District Court for the Western District of Washington. On February 3, 1999, the Company served a first amended complaint on IYP and Greg Crane, an agent of IYP, in which the Company asserted claims for (a) account stated, (b) breach of contract, and (c) fraud. Neither IYP nor Crane have answered our complaint. On February 11, 1999, however, the Company was served with a complaint filed by IYP in Arizona Superior Court for Maricopa County, which complaint was filed on February 3, 1999. In its complaint, IYP asserts causes of action for breach of contract, fraud, extortion, and racketeering under Arizona Revised Statutes, Section 13-2301(D)(l) and (t), and seeks relief consisting of $1,500,000 and other unquantified money damages, punitive damages, treble damages under Arizona Revised Statutes, Sec. 13-2314.04, and attorney's fees. The Company is currently investigating the claims and believes it has meritorious defenses to such claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

  On February 24, 1999, the Company received a letter from counsel for a former content provider claiming that it is entitled to an option to acquire up to 5% of InfoSpace.com. The Company reviewed the claim and believes that it is entirely without merit. The Company responded to the counsel accordingly in a letter dated March 4, 1999 and intends to vigorously defend any suit if filed. To the extent that the Company is required to issue shares of its common stock or options to purchase common stock as a result of the claim, the Company would recognize an expense equal to the number of shares issued multiplied by the fair value of the Company's common stock on the date of issuance, less the exercise price of any options required to be issued. This could harm the Company's results of operations, and any such issuances would be dilutive to existing stockholders, the impact of which may be mitigated to the extent it is offset by shares of common stock in an escrow account established by the Company's Chief Executive Officer.

                              INFOSPACE.COM, INC.

  Settlement of Litigation: On February 22, 1999, the Company reached a settlement with a former employee. Under the terms of the settlement the former employee will receive a cash payment of $4.5 million. The Company had previously accrued a liability of $240,000 for estimated settlement costs. Accordingly, the Company has recorded an additional expense of $4,260,000 for the difference between the accrued liability and the actual settlement amount. As this subsequent event was settled after December 31, 1998 but prior to the issuance of the financial statements, the additional expense has been recorded in the fourth quarter of 1998.

  Contingencies: In the Company's early stage of development, the Company did not clearly document arrangements with employees and consultants, including matters relating to the issuance of stock options. As a result of this incomplete documentation, the Company may receive claims in the future asserting rights to acquire common stock.

Note 6: Income Taxes

  No provision for federal income tax has been recorded as the Company has incurred net operating losses through December 31, 1998. The tax effects of temporary differences and net operating loss carryforwards that give rise to the Company's deferred tax assets and liabilities are as follows:

                                                            1997        1998
                                                          ---------  ----------
Deferred tax assets:
  Net operating loss carryforward........................ $ 106,000  $   36,000
  Intangible amortization................................    37,000      60,000
  Compensation expense--stock options....................    59,000      59,000
  Allowance for bad debt.................................    16,000     203,000
  Litigation accrual.....................................    47,000   1,530,000
  Other, net.............................................    10,000      34,000
  Warrants...............................................                46,000
  Deferred revenue.......................................               473,000
                                                          ---------  ----------
    Gross deferred tax assets............................   275,000   2,441,600
Deferred tax liabilities:
  Purchased technology...................................               252,000
  Prepaid advertising....................................               113,000
  Depreciation...........................................     2,000      13,000
  Other..................................................     2,000
                                                          ---------  ----------
    Gross deferred tax liabilities.......................     4,000     378,000
                                                          ---------  ----------
    Net deferred tax assets..............................   271,000   2,063,000
Valuation allowance......................................  (271,000) (2,063,000)
                                                          ---------  ----------
Deferred tax balance..................................... $     --   $      --
                                                          =========  ==========

  At December 31, 1997 and 1998, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 1997 and 1998, was $144,000 and $1,792,000, respectively.

                              INFOSPACE.COM, INC.

Note 7: Net Loss Per Share

  The Company has adopted SFAS No. 128, Earnings per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented, as discussed in Note 4, were included in the computation of diluted loss per share as they were antidilutive. Options and warrants to purchase a total of 1,012,500, 1,363,000, and 6,181,459 shares of common stock were excluded from the calculations of diluted loss per share for the period from March 1 to December 31, 1996, and the years ended December 31, 1997 and 1998, respectively. 85,000 contingently issuable shares of common stock have been excluded from the calculation of basic earnings per share for the year ended December 31, 1997 (Note 4).

Note 8: Information on Products and Services

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers as well as the reporting of selected information about operating segments in interim financial statements for the year ended December 31, 1998. The adoption of SFAS 131 did not have a material effect on the Company's primary consolidated financial statements but did affect the Company's disclosures.

  The Company generates substantially all of its revenues through common, aggregated and integrated content delivered through a common physical infrastructure, and therefore the Company has only one reportable segment. Substantially all revenues are generated from domestic sources. All Company long-lived assets are physically located within the United States.

  Total operating expenses are controlled centrally based on established budgets by operating department. Operating departments include product development, sales and marketing, account management and customer service, and finance and administration. Assets, technology, and personnel resources of the Company are shared and utilized for all of the Company's service offerings. These resources are allocated based on contractual requirements, the identification of enhancements to the current service offerings, and other non-financial criteria. The Company does not prepare operating statements by revenue source. The Company does not account for, and does not report to management, its assets or capital expenditures by revenue source.

                              INFOSPACE.COM, INC.

 Revenue Information

  Revenues are derived from three revenue sources: advertising, promotions, and non-advertising based private label solutions. Advertising revenue includes national and local advertising, and classifieds. Promotions revenue includes content coverage and syndication. Other revenues include technology licensing, co-brand fees, and e-commerce transactions. Contracts with customers often include revenue from more than one revenue source.

                                                     Year Ended December 31,
                                                  ------------------------------
                                                     1998       1997      1996
                                                  ---------- ---------- --------
     Advertising revenues........................ $7,321,752 $1,465,354 $168,679
     Promotions revenues.........................  1,620,924    189,106   10,000
     Other revenues..............................    471,775     29,738   20,693
                                                  ---------- ---------- --------
     Total revenues.............................. $9,414,450 $1,685,096 $199,372
                                                  ========== ========== ========

 Customer Information

  For the year ended December 31, 1998, one customer accounted for approximately 21% of revenues. For the year ended December 31, 1997 and for the period from March 1, 1996 (inception) to December 31, 1996, no one customer accounted for more than 10% of revenues.

Note 9: Related-party transactions

  During the years ended December 31, 1998 and 1997, and the period from March 1, 1996 (inception) to December 31, 1996, the Company sold advertising to other entities in which the Company's chief executive officer has equity interests resulting in revenues of $19,269, $200,000, and $10,000, respectively.

Note 10: Investment in Joint Venture

  On July 16, 1998, the Company established InfoSpace Investments, Ltd., a wholly owned subsidiary incorporated in England and Wales. On July 16, 1998, the Company and InfoSpace Investments, Ltd. entered into a joint venture agreement (the Joint Venture Agreement) with another party forming a new company, TDL InfoSpace (Europe) Limited (TDL InfoSpace), with the purpose of carrying on the business of the aggregation and syndication of content on the Internet, initially in the United Kingdom. Pursuant to the terms of the Joint Venture Agreement, both the Company and its joint venture partner entered into license agreements with TDL InfoSpace for offsetting payments to each of the Company and its joint venture partner of (Pounds)50,000. These amounts were not intended to represent the fair market value of the license agreements to an unrelated third party. Under the license agreement between the joint venture partner and TDL InfoSpace, the joint venture partner licenses its U. K. directory information database to TDL InfoSpace. Under the Joint Venture Agreement, the joint venture partner also sells Internet yellow pages advertising of the joint venture through its local sales force. Under the license agreement between the Company and TDL InfoSpace, the Company licenses its technology and provides hosting services to TDL InfoSpace. In addition, under the Company's license agreement, TDL InfoSpace is obligated to reimburse the Company for any incremental costs incurred by the Company for its efforts with respect to the hosting services. In the event that TDL InfoSpace expands into other countries, it is required to pay to the Company an additional technology license fee of $50,000 per additional country. The Company's license agreement also provides that, in the event that the Company no longer holds any ownership interest in the joint venture, InfoSpace and the Company will negotiate an arm's-length license fee for the Company's technology, not to exceed $1,000,000. On July 17, 1998, the Company transferred $496,000 to InfoSpace

                              INFOSPACE.COM, INC.

Investments, Ltd. InfoSpace Investments, Ltd. utilized these funds to acquire 475,000 shares of TDL InfoSpace, which represents a noncontrolling 50% interest. Under the terms of the Joint Venture Agreement, the Company has certain obligations as guarantor, principally to guarantee the performance by InfoSpace Investments, Ltd. of its obligations under the Joint Venture Agreement. The Company accounts for its investment in the joint venture under the equity method. For the year ended December 31, 1998, the Company recorded a loss from the joint venture of $125,000.

Note 11: Subsequent Events

  Investment in Privately Held Company: On January 11, 1999 the Company purchased 250,000 shares of Series D Convertible Preferred Stock of a privately held online merchant company at $2.00 per share in a private placement transaction. This investment will be included in long-term assets and accounted for under the cost method.

  Patent Infringement Claim: On January 26, 1999, Civix-DDI, LLC filed a complaint in U.S. District Court in Colorado against the Company and 19 other defendants for infringement of two patents relating to electronic mapping systems. Attorneys for Civix also have proposed a settlement of the litigation by which the patents would be licensed to the Company in exchange for a single unspecified lump sum royalty payment. The Company has not yet been able to formulate a position on the complaint or on the proposed settlement.

Item 9. Disagreements on Accounting and Financial Disclosure

  Not applicable.

                                    PART III

  We have omitted certain information from this Report that is required by Part
III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

Item 10. Executive Officers and Directors of the Registrant

  The information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading "Election of Directors."

  Information regarding our executive officers is included in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated by reference into this Item 10.

Item 11. Executive Compensation

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Additional Information Relating to Directors and Officers of the Company."

Item 12. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Additional Information Relating to Directors and Officers of the Company--Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Consolidated Financial Statements.

  See Index to Consolidated Financial Statements at Item 8 on page    of this
report.

  2.Financial Statement Schedules.

  The following consolidated financial statement schedules of InfoSpace.com, Inc. are filed as part of this Report and should be read in conjunction with the Financial Statements:

     Schedule                                                               Page
     --------                                                               ----
     II--Valuation and Qualifiying Accounts................................

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

  3.Exhibits:

 Number                               Description
 ------                               -----------
  2.1.  Agreement and Plan of Merger, dated as of May 12, 1998, among the registrant, OutPost Network, Inc., certain shareholders of OutPost
         Network, Inc. and OutPost Acquisition, Inc.(1)
  3.1.  Restated Certificate of Incorporation of the registrant.(1)
  3.2.  Restated Bylaws of the registrant.(1)
 10.1.  Form of Indemnification Agreement between the registrant and each of its Directors and Executive Officers.(1)
 10.2.* Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option
         Grant Program for Nonemployee Directors under the Restated 1996
         Flexible Stock Incentive Plan.(1)
 10.3.* 1998 Employee Stock Purchase Plan(1)
        Lease, dated May 14, 1998, between the registrant and TIAA Realty,
 10.4.  Inc.(1)
 10.5.  Registration Rights Agreement, dated May 1, 1997, among the registrant,
         John E. Richards, Peter S. Richards, John Enger and Alexander Hutton
         Capital L.L.C., as subsequently amended by Agreement dated as of
         January 2, 1998, among the registrant, John E. Richards, Peter S.
         Richards, John Enger and Alexander Hutton Capital L.L.C.(1)
 10.6.  Agreement, dated January 2, 1998, among the registrant, John E.
         Richards, Peter S. Richards, John Enger and Alexander Hutton Capital,
         L.L.C.(1)
 10.7.  Form of Common Stock and Common Stock Warrant Purchase Agreements,
         dated May 21, 1998, between the registrant and each of Acorn Ventures-
         IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.(1)
 10.8.  Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners,
         LLP and John and Carolyn Cunningham.(1)
 10.9.  Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett
         Partners, LLP and John and Carolyn Cunningham.(1)

 Number                                Description
 ------                                -----------
 10.10.  Form of Common Stock Warrant, dated May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.(1)
 10.11.  Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.(1)
 10.12.  Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.(1)
 10.13.  Form of Amendment to Common Stock and Common Stock Warrant Purchase
          Agreements, dated August 6, 1998, between the Registrant and each of
          Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
          Cunningham.(1)
 10.14.  License Agreement, dated July 28, 1998, between the registrant and
          American Business Information, Inc. (now known as infoUSA, Inc.).(1)
 10.15.  Amended and Restated Content Provider Agreement, made as of August 24,
          1998, effective as of April 25, 1998, between the registrant and 800-
          U.S. Search.(1)
 10.16.  Interactive White Pages Marketing Agreement, dated as of August 24,
          1998, between the registrant and America Online, Inc.(1)
 10.17.  Development and Management Agreement, dated as of August 24, 1998, between the registrant and America Online, Inc.(1)
 10.18.  U.S. English Language White Pages Directory Services Agreement,
          effective July 1, 1998, between the registrant and Netscape
          Communications Corporation. (1)
 10.19.  Trademark License Agreement, dated July 1, 1998, between the registrant and Netscape Communications Corporation.(1)
 10.20.  U.S. English Language Yellow Pages Directory Services Agreement, dated
          July 2, 1998, between the registrant and Netscape Communications
          Corporation.(1)
 10.21.  Trademark License Agreement, dated July 1, 1998, between the registrant and Netscape Communications Corporation.(1)
 10.22.  Amendment No. 1 to Netcenter Services Agreement--Yellow Pages,
          effective August 7, 1998, between the registrant and Netscape
          Communications Corporation.(1)
 10.23   Amendment No. 1 to Netcenter Services Agreement--White Pages,
          effective August 7, 1998, between the registrant and Netscape
          Communications Corporation.(1)
 10.24.  Amendment No. 2 to Netcenter Services Agreement--White Pages between the registrant and Netscape Communications Corporation.(1)
 10.25.* Letter Agreement with Bernee D. L. Strom, dated November 22, 1998.(1)
 10.26.* Indemnification Agreement dated as of December 11, 1998 between the registrant, Naveen Jain, and all the current and future members of the registrant's board of directors (excluding Mr. Jain).(1)
 21.1.*  Subsidiaries of the registrant.(1)
 23.1.*  Consent of Deloitte & Touche LLP, Independent Auditors
 24.1.   Power of Attorney (contained on page 86)
 27.1.   Financial Data Schedule.

--------
*Indicates management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

  (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the quarter ended December 31, 1998.

  (c) Exhibits.

  See Item 14(a) above.

  (d) Financial Statements and Schedules.

  See Item 14(a) above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INFOSPACE.COM, INC.

Dated: March 29, 1999                               /s/ Ellen B. Alben
                                          By: _________________________________
                                              Ellen B. Alben, Vice President,
                                               Legal and Business Affairs and
                                                         Secretary

                               POWER OF ATTORNEY

  Each person whose individual signature appears below hereby authorizes and appoints Naveen Jain and Ellen B. Alben, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated below on the 29th day of March, 1999.

       Signature                                      Title
       ---------                                      -----
              /s/ Naveen Jain             Chief Executive Officer and
     ____________________________________  Chairman of the Board
                 Naveen Jain               (Principal Executive
                                           Officer)
            /s/ Douglas A. Bevis          Vice President and Chief
     ____________________________________  Financial Officer
               Douglas A. Bevis            (Principal Financial
                                           Officer)
           /s/ Tammy D. Halstead          Vice President and Chief
     ____________________________________  Accounting Officer
              Tammy D. Halstead            (Principal Accounting
                                           Officer)
         /s/ John E. Cunningham, IV       Director
     ____________________________________
            John E. Cunningham, IV

       Signature                                      Title
       ---------                                      -----
           /s/ Peter L. S. Currie         Director
     ____________________________________
              Peter L. S. Currie
              /s/ Gary C. List            Director
     ____________________________________
                 Gary C. List
          /s/ Rufus W. Lumry, III         Director
     ____________________________________
             Rufus W. Lumry, III
               /s/ Carl Stork             Director
     ____________________________________
                  Carl Stork
           /s/ Bernee D. L. Strom         Director
     ____________________________________
              Bernee D. L. Strom

                               INDEX TO EXHIBITS

 Number                               Description
 ------                               -----------
  2.1.  Agreement and Plan of Merger, dated as of May 12, 1998, among the registrant, OutPost Network, Inc., certain shareholders of OutPost
         Network, Inc. and OutPost Acquisition, Inc.(1)
  3.1.  Restated Certificate of Incorporation of the registrant.(1)
  3.2.  Restated Bylaws of the registrant.(1)
 10.1.  Form of Indemnification Agreement between the registrant and each of its Directors and Executive Officers.(1)
 10.2.* Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option
         Grant Program for Nonemployee Directors under the Restated 1996
         Flexible Stock Incentive Plan.(1)
 10.3.* 1998 Employee Stock Purchase Plan(1)
        Lease, dated May 14, 1998, between the registrant and TIAA Realty,
 10.4.  Inc.(1)
 10.5.  Registration Rights Agreement, dated May 1, 1997, among the registrant,
         John E. Richards, Peter S. Richards, John Enger and Alexander Hutton
         Capital L.L.C., as subsequently amended by Agreement dated as of
         January 2, 1998, among the registrant, John E. Richards, Peter S.
         Richards, John Enger and Alexander Hutton Capital L.L.C.(1)
 10.6.  Agreement, dated January 2, 1998, among the registrant, John E.
         Richards, Peter S. Richards, John Enger and Alexander Hutton Capital,
         L.L.C.(1)
 10.7.  Form of Common Stock and Common Stock Warrant Purchase Agreements,
         dated May 21, 1998, between the registrant and each of Acorn Ventures-
         IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.(1)
 10.8.  Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners,
         LLP and John and Carolyn Cunningham.(1)
 10.9.  Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett
         Partners, LLP and John and Carolyn Cunningham.(1)
 10.10. Form of Common Stock Warrant, dated May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.(1)
 10.11. Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.(1)
 10.12. Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.(1)
 10.13. Form of Amendment to Common Stock and Common Stock Warrant Purchase
         Agreements, dated August 6, 1998, between the Registrant and each of
         Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
         Cunningham.(1)
 10.14. License Agreement, dated July 28, 1998, between the registrant and
         American Business Information, Inc. (now known as infoUSA, Inc.).(1)
 10.15. Amended and Restated Content Provider Agreement, made as of August 24,
         1998, effective as of April 25, 1998, between the registrant and 800-
         U.S. Search.(1)
 10.16. Interactive White Pages Marketing Agreement, dated as of August 24,
         1998, between the registrant and America Online, Inc.(1)
 10.17. Development and Management Agreement, dated as of August 24, 1998, between the registrant and America Online, Inc.(1)

 NUMBER                                DESCRIPTION
 ------                                -----------
 10.18.  U.S. English Language White Pages Directory Services Agreement,
          effective July 1, 1998, between the registrant and Netscape
          Communications Corporation.(1)
 10.19.  Trademark License Agreement, dated July 1, 1998, between the registrant and Netscape Communications Corporation.(1)
 10.20.  U.S. English Language Yellow Pages Directory Services Agreement, dated
          July 2, 1998, between the registrant and Netscape Communications
          Corporation.(1)
 10.21.  Trademark License Agreement, dated July 1, 1998, between the registrant and Netscape Communications Corporation.(1)
 10.22.  Amendment No. 1 to Netcenter Services Agreement--Yellow Pages,
          effective August 7, 1998, between the registrant and Netscape
          Communications Corporation.(1)
 10.23.  Amendment No. 1 to Netcenter Services Agreement--White Pages,
          effective August 7, 1998, between the registrant and Netscape
          Communications Corporation.(1)
 10.24.  Amendment No. 2 to Netcenter Services Agreement--White Pages between the registrant and Netscape Communications Corporation.(1)
 10.25.* Letter Agreement with Bernee D. L. Strom, dated November 22, 1998.(1)
 10.26.* Indemnification Agreement dated as of December 11, 1998 between the registrant, Naveen Jain, and all the current and future members of the registrant's board of directors (excluding Mr. Jain).(1)
 21.1.*  Subsidiaries of the registrant.(1)
 23.1.*  Consent of Deloitte and Touchbe LLP, Independent Auditors.
 24.1.   Power of Attorney (contained on page 86)
 27.1.   Financial Data Schedule.

--------
 * Indicates management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the Registrant on August 27, 1998, as amended.