Form 10-Q
period 1999-03-31
INFOSPACE COM INC
filed 1999-05-13
CIK 1068875

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the quarterly period ended March 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period from ____________________  to  _________________

                         Commission File Number 0-25131


                              INFOSPACE.COM, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                                91-1718107
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification No.)


        15375 N.E. 90th Street                  98052
       Redmond, Washington                    (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (425) 882-1602

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes_X__ No _____.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
     Class                                     April 30, 1999
     -----                                     --------------
Common Stock, Par Value $.001                    23,614,734

                              INFOSPACE.COM, INC.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS



                         PART I - Financial Information

Item 1. -- Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1999 and
       December 31, 1998...........................................................    3

     Condensed Consolidated Statements of Operations for the Three
       Months Ended March 31, 1999 and 1998........................................    4

     Condensed Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1999 and 1998........................................    5

     Notes to Condensed Consolidated Financial Statements..........................    6

Item  2. -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Results of Operations.........................................................    9

     Liquidity and Capital Resources...............................................   12

     Factors Affecting InfoSpace.com's Operating Results, Business
        Prospects and Market Price of Stock........................................   14

  Item  3. -- Quantitative and Qualitative Disclosures About Market Risk...........   18

                           Part II - Other Information

Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K.......................................    19

Signatures........................................................................    20

Item 1. - Financial Statements

                              INFOSPACE.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS                                           March 31,         December 31,
                                                                                      1999                1998
                                                                                -------------      ---------------
Current assets:
  Cash and cash equivalents.................................................      $ 31,477,413        $ 14,590,634
  Short-term investments, held-to-maturity (fair market value $36,210,606                               72,159,522
         and $72,173,013)                                                           36,115,258
  Accounts receivable, net of allowance for doubtful accounts of $611,000                                3,409,672
   and $597,000.............................................................         3,532,969
  Prepaid trademark license.................................................           750,000           1,500,000
  Prepaid expenses and other assets.........................................         3,462,610           2,130,476
                                                                                  ------------        ------------
     Total current assets...................................................        75,338,250          93,790,304
Long-term investments, held-to-maturity (fair market value $14,153,371
             and $1,252,051)................................................        14,184,437           1,252,438
Receivable from joint venture...............................................            78,528              68,406
Property and equipment, net.................................................         1,500,672           1,161,936
Other long-term assets......................................................           353,376             337,500
Other investments...........................................................           800,522             370,790
Intangible assets:
  Goodwill..................................................................         4,860,671           4,860,671
  Purchased technology......................................................           800,000             800,000
  Trademark.................................................................           290,000             290,000
  Other.....................................................................           276,860             100,000
  Advertising contracts.....................................................            85,417              85,417
  Accumulated amortization..................................................        (1,158,486)           (859,208)
                                                                                --------------     ---------------
     Intangible assets, net.................................................         5,154,462           5,276,880
                                                                                --------------     ---------------
Total.......................................................................      $ 97,410,247        $102,258,254
                                                                                ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................      $    452,405        $  1,586,118
  Accrued expenses..........................................................         1,594,539           5,032,450
  Deferred revenues.........................................................         1,460,066           1,391,849
                                                                                  ------------        ------------
     Total current liabilities..............................................         3,507,010           8,010,417
Commitments and contingencies (Note 5)
Stockholders' equity
  Preferred stock, par value $.0001-Authorized, 15,000,000 shares: issued
   and outstanding, no shares                                                                -                  -
  Common stock, par value $.0001-Authorized, 50,000,000 shares; issued and
   outstanding, 21,440,331 and 21,141,802 shares............................             2,121               2,114
  Additional paid-in capital................................................       107,657,216         107,549,046
  Accumulated deficit.......................................................       (10,570,212)         (9,865,672)
  Deferred expense-warrants.................................................        (2,922,937)         (3,126,862)
  Unearned compensation-stock options.......................................          (262,951)           (310,789)
                                                                                  ------------        ------------
     Total stockholders' equity.............................................        93,903,237          94,247,837
                                                                                  ------------        ------------
Total.......................................................................      $ 97,410,247        $102,258,254
                                                                                  ============        ============

     See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 1999 and 1998

                                                                      -------------     ---------------
                                                                            1999                1998
                                                                      -------------     ---------------
Revenues........................................................        $ 5,142,358         $ 1,015,440
Cost of revenues................................................            872,539             212,044
                                                                       ------------      --------------
     Gross profit...............................................          4,269,819             803,396
Operating expenses:
  Product development...........................................            197,696              49,556
  Sales and marketing...........................................          3,848,501             445,870
  General and administrative....................................          1,935,529             324,428
                                                                       ------------      --------------
     Total operating expenses...................................          5,981,726             819,854
                                                                       ------------      --------------
     Loss from operations.......................................         (1,711,907)            (16,458)
Other income, net...............................................          1,077,634               4,752
Equity in loss from joint venture...............................            (70,267)                  -
                                                                       ------------      --------------
Net loss........................................................          ($704,540)           ($11,706)
                                                                       ------------      --------------
Basic and diluted net loss per share............................             ($0.03)             ($0.00)
                                                                       ------------      --------------
Shares used in computing basic and diluted net loss per share...         21,200,150          11,047,059
                                                                       ------------      --------------


   See accompanying notes to condensed consolidated financial statements.

                             INFOSPACE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998

                                                                                            ---------    ---------
                                                                                               1999          1998
                                                                                            ---------    ---------
Operating Activities
  Net loss..............................................................................      ($704,540)   ($11,706)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Trademark amortization.............................................................        750,000           -
     Depreciation and other amortization................................................        450,330      35,064
     Compensation expense-stock options.................................................         47,838      44,902
     Warrants expense...................................................................        203,925           -
     Noncash services exchanged.........................................................              -     (22,500)
     Bad debt expense...................................................................        150,437      37,471
     Equity in loss from joint venture..................................................         70,268           -
     Loss on disposal of fixed assets...................................................          1,905           -
     Cash provided (used) by changes in operating assets and liabilities:
       Accounts receivable..............................................................       (277,200)   (120,514)
       Receivable from joint venture....................................................        (10,122)          -
       Investment receivable............................................................       (420,480)          -
       Prepaid expense and other current assets.........................................       (921,528)    (35,726)
       Other long-term assets...........................................................        (15,876)          -
       Accounts payable.................................................................     (1,133,713)    192,702
       Accrued expenses.................................................................     (3,437,911)    (88,252)
       Deferred revenue.................................................................         71,683      86,642
                                                                                            -----------   ----------

     Net cash provided (used) by operating activities...................................     (5,174,984)    118,083
  Investing Activities
     Purchase of domain name............................................................       (100,000)          -
     Investment in private equity securities............................................       (500,000)          -
     Capitalized  internally developed software.........................................        (76,860)          -
     Purchase of property and equipment.................................................       (491,693)    (45,350)
     Proceeds from sales and maturities of short-term investments.......................     68,196,408           -
     Purchase of investments............................................................    (45,074,269)          -
                                                                                            -----------   ----------
     Net cash provided (used) by investing activities...................................     21,953,586     (45,350)
  Financing Activities:
     Payments for offering costs........................................................        (55,573)          -
     Proceeds from sale of warrants.....................................................         52,784           -
     Proceeds from exercise of stock options............................................        110,966     110,000
                                                                                            -----------   ----------
     Net cash provided by financing activities..........................................        108,177     110,000
                                                                                            -----------   ----------
  Net Increase in Cash and Cash Equivalents.............................................     16,886,779     182,733
  Cash and Cash Equivalents:
     Beginning of period................................................................     14,590,634     324,415
                                                                                            -----------   ----------
     End of period......................................................................   $ 31,477,413     507,148
                                                                                            -----------   ----------
  Supplemental Disclosure of Noncash Activities
     Settlement of note payable for noncash services....................................              -      22,500

    See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Basis of Presentation

InfoSpace.com, Inc. (the Company), a Delaware corporation, was founded March 1996. The Company is a leading provider of private label solutions for content, community and commerce to Web sites and Internet appliances. The Company conducts its business within one industry segment.

The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our annual report (Commission File Number 0-25131) filed on Form 10-K for the fiscal year ended December 31, 1998. Certain prior period balances have been reclassified to conform to current period presentation.


2. Investment in Privately Held Company

The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

On January 1, 1999 the Company purchased 250,000 shares of Series D Convertible Preferred Stock of a privately held online merchant company at $2.00 per share in a private placement transaction.

3. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. The Company places its cash equivalents with major financial institutions. The Company operates in one business segment and sells advertising to various companies across several industries. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the three months ended March 31, 1999, one customer accounted for approximately 29% of revenues. For the year ended December 31, 1998, one customer accounted for approximately 21% of revenues. At March 31, 1999, one customer accounted for approximately 36% of accounts receivable. At December 31, 1998, one customer accounted for approximately 27% of accounts receivable.


4. Reclassification of Expense

Management determined that distribution revenue share costs, previously classified as Cost of Revenues, were more appropriately classified as Sales and Marketing. Under these agreements, affiliates are paid a portion of certain advertising revenues generated from traffic on co-branded distribution pages. This reclassification has been made to the 1998 financial statements to conform with the 1999 presentation.

5. Subsequent Events

On April 6, 1999, the Company announced that its Board of Directors had approved a 2-for-1 stock split of its common stock for stockholders of record on April 19, 1999. The stock began trading at the post-split price on May 5, 1999.

In April 1999, the Company closed a follow-on offering in which net proceeds of approximately $186.5 million were raised. The Company sold 2,170,000 shares of its common stock and certain stockholders sold 1,510,000 shares of common stock.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

      You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock," and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

      InfoSpace.com is a leading provider of private label solutions for content, community and commerce to Web sites and Internet appliances. We began operations in March 1996. During the period from inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 through the sale of advertising on the Web pages that deliver our content services.

     We currently derive substantially all of our revenues from advertising, which includes national, local and classifieds, promotions, including content carriage, e-commerce, premium services, and from our non-advertising based private label solutions. We tailor agreements to fit the needs of our partners, and under any one agreement we may earn revenue from a combination of these sources.

     In order to evaluate and forecast revenue derived from these different revenue sources, the principal revenue metric we utilize is productivity per page. This metric measures the Company's ability to generate revenue from traffic. To compute revenue produced per page you divide total revenue for a
reporting period by the total number of page views in the same period.   For the
three-month period ended March 31, 1999, traffic totaled 1.2 billion page views, a 231% increase over the 367 million page views for the comparable quarter in 1998. Revenue per thousand page views was $4.23, and increase from $2.77 for the comparable quarter of 1998. The productivity per page varies due to the lag time it takes to sell the page views as traffic grows.

      We expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business, and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely on them as indicators of future performance. Although we have experienced sequential quarterly growth in revenues over the past seven quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.

Results of Operations

  First Quarter 1999 Compared to First Quarter 1998

      Revenues. Revenues increased $4.13 million, or 406.4%, to $5.14 million in the three-month period ended March 31, 1999, from $1.02 million for the comparable period in 1998. This increase is due primarily to increased expansion of our affiliate network, increased traffic to our affiliate network that results in increased page views, increased use of our content and commerce services, as well as larger and longer term agreements with certain advertisers and affiliates. Barter revenues were 3.6% of total revenues for the three month period ended March 31, 1999.

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


      Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our content services, including direct personnel expenses, communication costs such as high-speed Internet access with dedicated DS-3 communication lines, server equipment depreciation, and license fees related to third-party content. Cost of revenues were $873,000, or 17.0% of revenues, for the three-month period ended March 31, 1999 as compared to $212,000, or 20.9% of revenues, for the three-month period ended March 31, 1998. The absolute dollar increase is primarily attributable to costs incurred in order to support greatly increased delivery of content and commerce solutions. We expect the absolute dollars spent on enhanced content and expanded communication backbone will continue to increase for the foreseeable future. We currently anticipate cost of revenues will be in the range of high teens to low twenties as a percentage of revenues for the remainder of 1999.

      Product Development Expenses. Product development expenses consist principally of personnel costs, and include expenses for research, design and development of the proprietary technology we use to aggregate, integrate and distribute our content and commerce services. Product development expenses increased $148,000, or 298.9%, to $198,000 in the three-month period ended March 31, 1999, from $50,000 for the comparable period in 1998. As a percentage of revenues, these expenses were 3.8% for the three-month period ended March 31, 1999 versus

4.9% for the comparable period in 1998. The increase in absolute dollars is primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional engineering personnel who will develop and enhance our proprietary technology.

      On January 1, 1999 we adopted Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain product development costs to be capitalized and amortized over future periods, which prior to the adoption of SOP 98-1, were expensed. For the three-month period ended March 31, 1999, we capitalized approximately $77,000 of product development costs.

      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, trademark licensing, carriage fees and distribution revenue share paid to certain affiliates to include our content services on their Web sites, traditional advertising and promotional expenses, sales office expenses and travel expenses. Sales and marketing expenses increased $3.4 million, or 763.1%, to $3.85 million in the three-month period ended March 31, 1999, from $446,000 for the comparable period in 1998. As a percentage of revenues, these expenses were 74.8% for the three-month period ended March 31, 1999 versus 43.9% for the comparable period in 1998. The increase was primarily due to trademark licensing and carriage fees paid to certain affiliates under agreements entered into during the third and fourth quarters of 1998, and to expansion of our business development group in Redmond and expansion of our sales offices in San Francisco and New York. In accordance with our plan for 1999, we plan to significantly increase sales and marketing expenses in the coming quarters to support the launch of our new service offerings.

      General and Administrative Expenses. General and administrative expenses consist primarily of fees for professional services, bad debt expenses, goodwill and intangible asset amortization, occupancy and general office expenses, salaries and related benefits for administrative and executive staff, B&O taxes to the State of Washington on gross receipts and franchise taxes to the State of Delaware on total assets and outstanding stock. General and administrative expenses increased $1.6 million, or 496.6%, to $1.9 million in the three-month period ended March 31, 1999, from $324,000 for the comparable period in 1998. As a percentage of revenues, these expenses were 37.6% for the three-month period ended March 31, 1999 versus 31.9% for the comparable period in 1998. These increases were primarily due to increased staffing levels necessary to manage and support our expanding operations, expansion of our facilities, and amortization of goodwill related to the Outpost acquisition.

      Other Income, Net. Other income consists primarily of interest income. Other income increased to $1.1 in the three-month period ended March 31, 1999, from $5,000 for the comparable period in 1998. This increase was primarily due to interest earned on higher average cash and investment balances resulting from proceeds received from private financings in July and August of 1998 and from the net proceeds from our initial public offering completed on December 15, 1998.

      Equity in Loss from Joint Venture. Equity in loss from joint venture consists of losses attributable to our 50% interest in TDL InfoSpace (Europe) Limited, our joint venture with

Thomson Directories Limited in the United Kingdom. For the three-month period ended March 31, 1999, we recorded joint venture losses totaling approximately $70,000 in this joint venture, due primarily to start-up operating costs and direct selling costs.

      Provision for Income Taxes. Net operating losses have been incurred to date on a cumulative basis, and no tax benefit has been recorded, as sufficient uncertainty exists regarding the realizability of the deferred tax assets.

      Net Loss. Our losses increased $693,000 to $705,000 in the three-month period ended March 31, 1999, from $12,000 for the comparable period in 1998. Our cumulative losses sustained since inception total $10.6 million.

      Quarterly and Seasonal Fluctuations. Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations may be caused by several factors, many of which are beyond our control. These factors include:

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

     In addition, because InfoSpace.com only began operations in March 1996, and because the market for Internet services such as ours is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our sales and marketing, research and development and general and administrative expenses in the remainder of 1999. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

Liquidity and Capital Resources

     From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Stock Purchase Rights Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $186.5 million. As of March 31, 1999, we had cash and short-term investments of $67.6 million.

     Net cash used by operating activities was $5.2 million in the three months ended March 31, 1999. Cash used in operating activities in the three months ended March 31, 1999 consisted primarily of net operating losses, increases in prepaid expenses and other assets, and reductions in accrued expenses and accounts payable.

     Net cash provided by investing activities was $22.0 million in the three months ended March 31, 1999. Cash provided by investing activities consisted primarily of proceeds from investment maturities, offset by investment purchases, investment in private equity securities, and equipment purchases.

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

Factors Affecting Infospace.com's Operating Results, Business Prospects and Market Price of Stock

     In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors and the additional risk factors set forth in our Form 10-K under the heading "Factors Affecting InfoSpace.com Operating Results," including the following risks: our business model is evolving and unproven, we rely on our relationships with affiliates, we rely on third parties for sales of Internet yellow pages advertising, advertisers may not adopt the Internet as an advertising medium, our advertising arrangements involve risks, we depend on third parties for content, we depend on key personnel, we need to hire additional personnel, we need to manage our growth and implement procedures and controls, our international expansion plans involve risks, our business is highly competitive, our business relies on the performance of our systems, our industry is experiencing consolidation, we are subject to pending legal proceedings, we rely on internally developed software and systems, rapid technological change affects our business, we rely on the Internet infrastructure, we receive information that may subject us to liability, our networks face security risks, we may be unable to adequately protect or enforce our intellectual property rights, we may become subject to government regulation, potential acquisitions involve risks, we may require additional funding, management owns a large percentage of our stock, year 2000 issues could adversely impact our business, our stock price has been and may continue to be volatile, future sales of our common stock may depress our stock price, certain anti-takeover provisions my affect the price of our stock. These risks may impair our operating results and business prospects and the market price of our stock. This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding expected operating losses, increased spending on enhanced content and expanded communication backbone, anticipated cost of revenues, increased product development expenses, increased sales and marketing expenses, anticipated cash needs and the absence of material Year 2000 compliance problems and the time frame and cost of addressing any Year 2000 problems. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. The risks set forth below and elsewhere in this form report could cause actual results to differ materially from those projected.

     We Have a Limited Operating History and a History of Losses.

     We have a very limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses since our inception in March 1996. At March 31, 1999, we had an accumulated deficit of approximately $10.6 million. We expect to incur significant operating losses on a quarterly basis in the future. We may never be profitable. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

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

     We Rely on a Small Number of Advertising Customers.

     We derive a substantial portion of our revenues from a small number of advertising customers. We expect that this will continue in the foreseeable future. In particular, 800-U.S. Search, Inc. accounted for approximately 20.6% of our revenues for the year ended December 31, 1998 and 28.8% of our revenue for the three months ended March 31, 1999. In addition, 800-U.S. Search represented approximately 35.7% of our accounts receivable as of March 31, 1999.

     Our top ten advertising customers represented 62.7% of our revenues in the first quarter of 1999. If we lose any of these customers, including 800-U.S. Search in particular, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

     Many of Our Customers Are Emerging Internet Companies.

     A significant portion of our revenues is derived from sales of advertising to other Internet companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. Many of these businesses could fail and, in any event, represent credit risks. Our bad debt expense represented approximately 3.3% of our revenues in the quarter ended March 31, 1999 compared to 4.6% for the quarter ended December 31, 1998 and 9.7% for the quarter ended September 30, 1998. If our customer base experiences financial difficulties or fails to experience commercial success, our business will suffer.

     You Should Not Rely on Forward-looking Statements.

     You should not rely on forward-looking statements in this report. This report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. This report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain markets. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     All the potential changes notes above are based on sensitivity analysis performed on our balances as of March 31, 1999.

                          PART II -- OTHER INFORMATION


Items 1 through 5

Not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

      a.   Exhibits

               27.1 Financial Data Schedule

      b.   Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFOSPACE.COM, INC.



                                    By:/s/ Tammy D. Halstead
                                      -----------------------
                                      Tammy D. Halstead
                                      Vice President and
                                      Chief Accounting Officer



Dated: May 13, 1999