Form 10-Q
period 1999-06-30
INFOSPACE COM INC
filed 1999-08-13
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For the quarterly period ended June 30, 1999
                                       or
[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X   No ___.
                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
     Class                                    July 31, 1999
     -----                                    -------------
Common Stock, Par Value $.0001                  47,400,652

                              INFOSPACE.COM, INC.
                          FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1. -- Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31,
          1998............................................................................       3

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended
          June 30, 1999 and 1998..........................................................       4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1999 and 1998..........................................................       5

     Notes to Condensed Consolidated Financial Statements.................................       6

Item  2. -- Management's Discussion and Analysis of Financial Condition and Results
          of Operations

     Results of Operations................................................................      13

     Liquidity and Capital Resources......................................................      17

     Factors Affecting InfoSpace.com's Operating Results, Business Prospects and
          Market Price of Stock...........................................................      19

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk....................      25

                          Part II - Other Information

Item 1.  Legal Proceedings................................................................      26

Item 2.  Change in Securities and Use of Proceeds.........................................      26

Item 3.  Defaults Upon Senior Securities..................................................      26

Item 4.  Submission of Matters to a Vote of Security Holders..............................      26

Item 5.  Other Information................................................................      27

Item 6. -- Exhibits and Reports on Form 8-K...............................................      28

Signatures................................................................................      29

Item 1. - Financial Statements

                              INFOSPACE.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,          December 31,
                                                                                           1999                1998
                                   ASSETS                                               (unaudited)
                                                                                       -------------       ------------
Current assets:
     Cash and cash equivalents..................................................       $ 108,686,020       $ 14,590,634
     Short-term investments.....................................................          58,940,865         72,159,522
     Accounts receivable, net of allowance for doubtful accounts of
      $562,000 and $597,000.....................................................           4,383,098          3,409,672
     Notes receivable...........................................................           6,000,000                  -
     Prepaid expenses and other assets..........................................           4,591,830          3,630,476
                                                                                       -------------       ------------
          Total current assets..................................................         182,601,813         93,790,304

Long-term investments...........................................................          70,890,183          1,252,438
Property and equipment, net.....................................................           1,987,114          1,161,936
Intangible assets, net..........................................................          19,094,433          5,276,880
Other investments...............................................................           6,194,331            370,790
Other...........................................................................             374,937            405,906
                                                                                       -------------       ------------
Total assets....................................................................       $ 281,142,811       $102,258,254
                                                                                       =============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................             606,337       $  1,586,118
     Accrued expenses...........................................................           4,139,413          5,032,450
     Deferred revenues..........................................................           1,964,932          1,391,849
                                                                                       -------------       ------------
          Total current liabilities                                                        6,710,682          8,010,417

Stockholders' equity
     Preferred stock, par value $.0001-Authorized, 15,000,000 shares:
      issued and outstanding, no shares                                                            -                  -
     Common stock, par value $.0001-Authorized, 200,000,000 and
      50,000,000 shares; issued and outstanding, 47,359,177 and
      42,283,604 shares.........................................................               4,736              4,228
     Additional paid-in capital.................................................         292,949,083        107,546,932
     Accumulated deficit........................................................         (15,587,566)        (9,865,672)
     Deferred expense-warrants..................................................          (2,719,011)        (3,126,862)
     Unearned compensation-stock options........................................            (215,113)          (310,789)
                                                                                       -------------       ------------
          Total stockholders' equity............................................         274,432,129         94,247,837
                                                                                       -------------       ------------
Total liabilities and stockholders' equity                                             $ 281,142,811       $102,258,254
                                                                                       =============       ============

See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               Three and Six Months Ended June 30, 1999 and 1998

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                  ---------------------------          ---------------------------
                                                         1999            1998                1999             1998
                                                  (unaudited)     (unaudited)          (unaudited)
                                                  -----------     -----------          -----------     -----------
Revenues......................................    $ 6,732,430     $ 1,839,570          $11,874,788     $ 2,855,010
Cost of revenues..............................      1,127,601         286,609            1,960,140         498,653
                                                  -----------     -----------          -----------     -----------
     Gross profit.............................      5,604,829       1,552,961            9,914,648       2,356,357

Operating expenses:
   Product development........................        341,788          98,952              537,484         148,509
   Sales and marketing........................      6,348,448         505,802           10,196,949         951,671
   General and administrative.................      1,715,448         523,337            3,387,287         833,543
   Amortization of intangibles................        304,661         106,582              603,940         120,805
   Acquisition and related charges............      4,912,500       2,800,000            4,912,500       2,800,000
   Other - non-recurring charges..............        209,500         240,000              209,500         240,000
                                                  -----------     -----------         ------------     -----------
     Total operating expenses.................     13,832,345       4,274,673           19,847,660       5,094,528
                                                  -----------     -----------         ------------     -----------

     Loss from operations.....................     (8,227,516)     (2,721,712)          (9,933,012)     (2,738,171)
Other income, net.............................      3,216,354          38,454            4,287,577          43,206
Equity in loss from joint venture.............         (6,192)              -              (76,459)              -
                                                  -----------     -----------         ------------     -----------
Net loss......................................    ($5,017,354)    ($2,638,258)         ($5,721,894)    ($2,694,965)
                                                  ===========     ===========         ============     ===========


Basic and diluted net loss per share..........         ($0.11)         ($0.11)              ($0.13)         ($0.12)
                                                  ===========     ===========         ============     ===========
Shares used in computing basic and diluted
net loss per share............................     46,939,309      24,183,960           44,680,837      23,144,812
                                                  ===========     ===========          ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1999 and 1998

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                        ---------------------------
                                                                                              1999             1998
                                                                                        (unaudited)
                                                                                        ------------    -----------
Operating Activities
   Net loss........................................................................     $ (5,721,894)   $(2,694,965)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:..................................................................
     Trademark amortization........................................................        1,500,000              -
     Depreciation and other amortization...........................................          924,979        207,307
     Compensation expense-stock options............................................           95,676         98,799
     Warrants expense..............................................................          407,851              -
     Write-off of in process research and development..............................        3,900,000      2,800,000
     Noncash services exchanged....................................................                -         25,873
     Bad debt expense..............................................................          245,783        255,813
     Equity in loss from joint venture.............................................           76,459              -
     Loss on disposal of fixed assets..............................................            1,904              -
     Gain on sale of intangible....................................................           (7,830)             -
     Cash provided (used) by changes in operating assets and liabilities:
          Accounts receivable......................................................       (1,219,209)      (687,792)
          Prepaid expense and other current assets.................................       (2,461,354)         3,140
          Other long-term assets...................................................           30,969              -
          Other intangibles........................................................                -        (30,913)
          Accounts payable.........................................................         (979,781)        40,601
          Accrued expenses.........................................................         (893,037)       412,271
          Deferred revenue.........................................................          173,083        166,387
                                                                                        ------------    ----------
               Net cash provided (used) by operating activities                           (3,926,401)       596,521
  Investing Activities
     Business acquisitions.........................................................      (18,083,054)     (311,951)
     Issuance of note receivable...................................................       (6,000,000)            -
     Other investments.............................................................       (5,500,000)            -
     Purchase of domain name.......................................................         (100,000)            -
     Capitalized internally developed software.....................................         (142,712)            -
     Sale of domain name...........................................................           10,000             -
     Purchase of property and equipment............................................       (1,146,018)      (73,009)
     Long-term investments.........................................................      (69,637,746)            -
     Short-term investments........................................................       13,218,658             -
                                                                                        ------------    ----------
               Net cash used by investing activities                                     (87,380,872)     (384,960)
  Financing Activities:
     Proceeds from follow-on offering, net of expenses.............................      185,105,061             -
     Payments for initial public offering..........................................          (55,464)            -
     Proceeds from issuance of other common stock to investors.....................                -     5,238,748
     Proceeds from exercise of stock options.......................................          353,062             -
                                                                                        ------------    ----------
               Net cash provided by financing activities                                 185,402,659     5,238,748
                                                                                        ------------    ----------
  Net Increase in Cash and Cash Equivalents........................................       94,095,386     5,450,309
  Cash and Cash Equivalents:
     Beginning of period...........................................................       14,590,634       324,415
                                                                                        ------------    ----------
     End of period.................................................................     $108,686,020    $5,774,724
                                                                                        ============    ==========
  Supplemental Disclosure of Noncash Activities
     Settlement of note payable for noncash services...............................                -        30,000

    See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company and Basis of Presentation

InfoSpace.com, Inc. (the Company), a Delaware corporation, is a leading Internet infrastructure company that provides private label solutions for content, community and commerce to web sites and Internet appliances. The Company was founded in March 1996. The Company conducts its business within one industry segment.

The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our annual report (Commission File Number 0-25131) filed on Form 10-K for the fiscal year ended December 31, 1998. Certain prior period balances have been reclassified to conform to current period presentation.

2.   Other Investments

The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method. For these investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

On January 1, 1999 the Company purchased 250,000 shares of Series D Convertible Preferred Stock of a privately held online merchant company at $2.00 per share in a private placement transaction. On June 30, 1999, the Company received 80,000 shares of Series F Convertible Preferred Stock of the same online merchant company in lieu of cash payment for services to be performed by the Company in the future. These shares were valued at $5.00 per share in a private placement transaction. The revenue on this transaction has been deferred and will be recognized when the services are performed.

On June 15, 1999, the Company purchased 611,996 shares of Series E Convertible Preferred Shares of a privately held provider of content solutions on the Internet at $8.17 per share in a private placement transaction.

3.   Acquisition

On June 30, 1999 the Company acquired the MyAgent technology and related assets from Active Voice Corporation for $18 million dollars. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and the liabilities assumed based on their fair values at the date of the acquisition. Other than the MyAgent technology modules, no other assets or liabilities were assumed as part of this acquisition.

The Company recorded a non-recurring charge of $3.9 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. The Company also recorded a one-time charge of $1.0 million for expenses incurred with the transaction. These expenses consisted of bonus payments made to certain Active Voice MyAgent team employees who accepted employment with InfoSpace.com but who are under no agreement to continue their employment with InfoSpace. The Company also recorded $13.7 million of goodwill and $480,000 of other intangible assets. These intangibles will be amortized over their useful life, which the Company has estimated to be five years.

The allocation of the purchase price is summarized as follows:

Fair value of purchased technology, including in-process
research and development                                    $ 4,300,000
Fair value of assembled workforce                                80,000
                                                            -----------
Fair value of net assets acquired                           $ 4,380,000
Purchase price:
         Cash paid                                           18,000,000
         Acquisition costs                                      100,000
                                                            -----------
Excess of purchase price over net assets acquired,
     Allocated to goodwill (amortized over five years)      $13,720,000
                                                            ===========

The $4.3 million value of purchased technology includes purchased in-process research and development for future InfoSpace products. Generally accepted accounting principles require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the quarter ended June 30, 1999, include the write-off of $3.9 million of purchased in-process research and development. The remaining $400,000 represents the purchase of core technology which is being amortized over an estimated useful life of five years.

The MyAgent product team was not accounted for as a separate entity, a subsidiary, or a line of business, or division of the business, but rather was rolled up as part of the research and development group. Accordingly, historical financial information is not available. The Company expects these modules to be fully integrated into the Company's full suite of Internet service offerings. Further, the modules will not be distinguishable market segments for financial reporting purposes or for management purposes.

In conjunction with the acquisition, the Company and Active Voice entered into a License Agreement whereby Active Voice has the right to use the MyAgent technology for a limited purpose as a product or service interfaced with or integrated into a private telephone switch, or a voice messaging or unified messaging system directly connected to a private telephone switch, or a packaged software product for use by substantially all the employees of the enterprise.

4.   Notes Receivable

On June 30, 1999, the Company loaned  an unrelated third party $6.0 million.
The short-term note is due March 31, 2000 and accrues interest at 12% per annum. The note is secured by all of the assets of the borrower.

5.   Follow-on Offering

In April 1999, the Company closed a follow-on offering. The Company sold 2,170,000 shares and raised approximately $185 million, net of expenses. Certain shareholders sold 1,510,000 shares.

6.   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. The Company places its cash equivalents with major financial institutions. The Company operates in one business segment and sells advertising to various companies across several industries. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the three and six months ended June 30, 1999, one customer accounted for approximately 26% and 27% of revenues, respectively. At June 30, 1999, one customer accounted for approximately 20% of gross accounts receivable. At December 31, 1998, one customer accounted for approximately 27% of gross accounts receivable.

7.   Reclassification of Expense

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

To reflect ongoing expenses from core operations, management determined that amortization of intangibles was more appropriately classified in one line item. This reclassification has been made to the 1998 financial statements to conform with the 1999 presentation.

The line item Other-non-recurring charges includes charges for settlement of litigation. The 1998 financials have been adjusted to conform with the 1999 presentation.

8.   Litigation Settlement

On July 23, 1999, the Company settled the patent infringement claim that was filed by Civix-DDI, LLC in January 1999. Under the settlement agreement, the patents have been licensed to the Company in exchange for a lump sum royalty payment of $209,500. This settlement payment has been accrued in the quarter ended June 30, 1999 and is reflected in Other-non-recurring charges.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting InfoSpace.com's Operating Results, Business Prospects and Market Price of Stock," and in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

     InfoSpace.com, Inc. is a leading Internet infrastructure company that provides private label solutions for content, community and commerce to web sites and Internet appliances. We began operations in March 1996. During the period from inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 through the sale of advertising on the Web pages that deliver our content services.

     We currently derive substantially all of our revenues from advertising, which includes national, local and classifieds, promotions, including content carriage, e-commerce, premium services, and from our non-advertising based private label solutions. We tailor agreements to fit the needs of our partners, and under any one agreement we may earn revenue from a combination of these sources.

     In order to evaluate and forecast revenue derived from these different revenue sources, the principal revenue metric we utilize is productivity per page. This metric measures our ability to generate revenue from traffic. To compute revenue produced per page you divide total revenue for a reporting period by the total number of page views in the same period, then multiply by 1,000. Productivity per page will vary due to the lag time it takes to monetize our increasing traffic. For the three-month and six-month period ended June 30, 1999, traffic totaled 1.4 billion and 2.6 billion page views, respectively. This compares to 375 million and 742 million page views for the three and six month periods ended June 30, 1998. Revenue per thousand page views was $4.81 for the second quarter of 1999, an increase of $.58 from $4.23 for the first quarter of 1999. We expect revenue per thousand page views for the remainder of 1999 to range between $3.75 and $5.00.

     We expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business, and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely on them as indicators of future performance. Although we have experienced sequential quarterly growth in revenues over the past eight quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.

     MyAgent Technology Acquisition

     On June 30, 1999 we acquired the MyAgent technology and related assets from Active Voice Corporation for a cash payment of $18 million dollars. In addition we hired six employees that comprised the MyAgent development team at Active Voice. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and the liabilities assumed based on their fair values at the date of the acquisition. Other than the MyAgent technology modules, no other assets or liabilities were assumed as part of this acquisition.

     The total purchase price of the acquisition was $18.1 million including acquisition expenses of $100,000. The purchase price was allocated to the assets acquired based on their estimated fair values as follows:

     In-process research and development    $ 3,900,000
     Core technology                            400,000
     Goodwill                                13,720,000
     Acquired workforce                          80,000
                                            -----------
                                            $18,100,000
                                            ===========

     We recorded a non-recurring charge of $3.9 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. We also recorded a one-time charge of $1.0 million for expenses incurred with the transaction, which was separate from the purchase price from Active Voice. These expenses consisted of bonus payments made to the Active Voice MyAgent team employees who accepted employment with us on the date of the MyAgent acquisition, but who have no obligation to continue their employment with us.

     Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each module of the technology, including the complexity and technical obstacles to overcome, estimating the expected life of each module, estimating the amount of core technology leveraged into the in-process projects, estimating cash flows resulting from the expected revenues, margins, and operating expenses generated from each module, and discounting to present value the cash flows associated with the in-process technologies. We utilized a rate of return of 30% to discount to present value the cash flows associated with the in-process technologies.

     Within the MyAgent technology there are three main modules, the Client, Server Intelligence, and Web Interface. We intend to integrate the MyAgent technology into the InfoSpace.com Web site and launch the technology with our desktop portal. We also plan to offer a co-branded version to our affiliates as part of our suite of co-branded service offerings. As of the date of acquisition, we estimated that the Client, Server Intelligence, and Web Interface were 50%, 49%, and 29% completed, respectively. The percentage completed pre-acquisition for each module was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

     The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the modules to remain competitive.

     Our revenue assumptions for these modules were based on the number of page views we estimate the desktop portal will generate, and the portion of those page views we estimate will be attributable to the MyAgent technology modules. We estimated that the number of page views will double as a result of the launch of the desktop portal. We estimated that 50% of the incremental page view growth would be attributable to the MyAgent modules. Page view revenue generated by the desktop portal will vary from our standard page view revenue since fewer advertisements can be placed on the desktop portal.

     Our expense assumptions for these modules included cost of revenues, which we estimated to be 17% of revenues in the first year and thereafter to drop to 9% as we will incur minimal costs as we leverage the technology in future periods. Sales and marketing expenses combined with general and administrative expenses were estimated to be 34% in the first year, and thereafter to drop to 22% of revenues. However, cost of revenues, sales and marketing expenses and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

     While we believe that the assumptions discussed above were made in good faith and were reasonable when made, such assumptions remain largely untested, as the three modules are not yet in service. Accordingly, the assumptions we made may prove to be inaccurate, and there can be no assurance that we will realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions. Considering the inherent difficulty in developing estimates of future performance for emerging technologies such as the MyAgent modules, we utilized a relatively high rate of return (30%) to discount to present value the cash flows associated with the in-process technologies. The discount rate was selected based on evaluation of our weighted average cost of capital, the weighted average return on assets, the internal rate of return implied from the transaction, and management's assessment of the risk inherent in the future performance estimates utilized in the valuation.

     The Client and Server Intelligence are scheduled for completion and beta testing in the fourth quarter of 1999 and for release in the first quarter of 2000. The Web Interface is scheduled for release in the second or third quarters of 2000. Significant technology development efforts are necessary before any one of these modules can successfully be completed and integrated into our full suite of service offerings of on-line services available both on the our Web site and on those of the our many affiliates Web sites. We plan to make the Client modular and slim it down considerably in order shorten the download time. As acquired, the Client does not have a mechanism to support co-branding. This will need to be designed, developed, and tested.

     We expect these modules to be fully integrated into our full suite of Internet service offerings. Further, the modules will not be distinguishable market segments for financial reporting purposes or for management purposes. Consequently, there will be no separate and distinguishable allocations or utilizations of net working capital, and no specific charges for use of contributory assets. None of our operating expenses are allocated to specific service offerings.

     We do not expect to have the ability to calculate revenues specifically and exclusively attributable to the integrated MyAgent technology. Further, the absence of such attribution will not be material to any module's success. The amount that we can charge customers for access and use of these modules will be greatly influenced by market forces and competitors' pricing of their own packaged and integrated offerings.

     The MyAgent product team was not accounted for by Active Voice as a separate entity, a subsidiary, or a line of business, or division of the business, but rather was rolled up as part of the research and development group. Accordingly, historical financial information was not available and we were unable to utilize historical results of operations in the valuation of the MyAgent technology.


Results of Operations

     Revenues. For the three months ended June 30, 1999, revenues were $6.73 million, an increase of $4.90 million, or 266%, from the comparable period in 1998. For the six months ended June 30, 1999, revenues were $11.87 million, an increase of $9.02 million or 316%, from the comparable period in 1998. The increases from the prior year are primarily due to increased expansion of our affiliate network, which now consists of more than 1,800 Web sites and Internet appliances, increased traffic to our affiliate network that results in increased page views, increased use of our content and commerce services, as well as larger and longer term agreements with certain advertisers and affiliates. Barter revenues represented 2% and 3% of total revenues for the three and six month periods ended June 30, 1999, respectively.

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

     Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our content services, including direct personnel expenses, communication costs such as high-speed Internet access with dedicated DS-3 communication lines, server equipment depreciation, and license fees related to third-party content. Cost of revenues was $1.13 million and $1.96 million for the three and six months ended June 30, 1999, respectively, representing 17% of revenues for both periods. This compares to $287,000 and $499,000 for the three and six months ended June 30, 1998, respectively. The absolute dollar increases are primarily attributable to personnel costs and other costs incurred in order to support greatly increased delivery of content and commerce solutions. We expect the absolute dollars spent on personnel and enhanced content and expanded communication backbone will continue to increase for the foreseeable future. We currently anticipate cost of revenues will be in the range of high teens to low twenties as a percentage of revenues for the remainder of 1999.

     Product Development Expenses. Product development expenses consist principally of personnel costs for research, design and development of the proprietary technology used to aggregate, integrate and distribute our content and commerce services. Product development expenses for the three and six months ended June 30, 1999 increased 245% and 262% from the three and six months ended June 30, 1998, to $342,000 and $537,000, respectively. The increases in absolute dollars are primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional engineering personnel who will develop and enhance our proprietary technology.

     On January 1, 1999 we adopted Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain product development costs to be capitalized and amortized over future periods, which, prior to the adoption of SOP 98-1, were expensed. For the three and six months ended June 30, 1999, we capitalized approximately $64,000 and $143,000, respectively, of product development costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, trademark licensing, carriage fees and distribution revenue share paid to certain affiliates to include our content services on their Web sites, sales office expenses and travel expenses. Sales and marketing expenses were $6.35 million and $10.20 million for the three and six months ended June 30, 1999, respectively. This compares to $506,000 and $952,000 for the comparable periods in the prior year. The increases from the prior year were primarily due to trademark licensing and carriage fees paid to certain affiliates under agreements entered into during the third and fourth quarters of 1998, the launching of our first advertising campaign during the second quarter of 1999, expansion of our business development group in Redmond and expansion of our sales offices in San Francisco and New York. In accordance with our plan for 1999, in coming quarters we plan to continue our advertising and marketing initiatives.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, professional fees, occupancy and general office expenses, B&O tax paid to the State of Washington on gross revenues and franchise tax paid to the State of Delaware on total assets and outstanding shares and bad debt expense. General and administrative expenses increased $1.19 million, or 228%, to $1.72 million in the three-month period ended June 30, 1999 compared with the comparable period in the prior year. For the six months ended June 30, 1999, general and administrative expenses increased $2.55 million, or 306%, to $3.39 million compared with the comparable period in the prior year. As a percent of revenues, general and administrative was 25% and 29% for the three and six months ended June 30, 1999, respectively. The increases were primarily due to increased staffing levels necessary to manage and support our expanding operations and expansion of our facilities. Bad debt expense was 1.1% for the quarter ended June 30, 1999, compared to 8.2% in the same quarter of 1998. We expect general and administrative expenses to range in the low to mid 30's as a percent of revenues for the remainder of 1999.

     Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademark and assembled workforce. As part of the Outpost Network, Inc. acquisition in the second quarter of 1998, we recorded intangible assets related to goodwill, core technology and acquired workforce in the amount of $5.8 million. These intangibles are being amortized over a five-year period which began in June 1998. As part of the June 1999 MyAgent technology acquisition, we recorded intangible assets related to goodwill, core technology and acquired workforce in the amount of $14.2. These assets are being amortized over a five-year period beginning in July 1999.

     Acquisition and Related Charges. Acquisition and other related charges consists of in-process research and development and other one-time charges related directly to acquisitions. In the second quarter of 1999, we recorded $4.91 million in acquisition and other related charges in connection with the purchase of the MyAgent technology. See "MyAgent Acquisition." In the second quarter of 1998, we recorded $2.8 million in acquisition and other related charges as part of the Outpost acquisition.

     Other-non-recurring. Other-non-recurring charges in 1999 and 1998 consists of costs associated with litigation settlements.

     Other Income, Net. Other income consists primarily of interest income. Other income increased to $3.22 million and $4.29 million in the three and six month periods ended June 30, 1999, from $38,000 and $43,000 for the comparable periods in 1998. The increases from the prior year were primarily due to interest earned on higher average cash and investment balances resulting from proceeds received from private financings in the third quarter of 1998, the net proceeds from our initial public offering completed in December 1998 and our follow-on offering completed in April 1999.

     Equity in Loss from Joint Venture. Equity in loss from joint venture consists of losses attributable to our 50% interest in TDL InfoSpace (Europe) Limited, our joint venture with Thomson Directories Limited in the United Kingdom. For the three and six months ended June 30, 1999, we recorded joint venture losses totaling approximately $6,000 and $76,000, respectively. These losses are due primarily to start-up operating costs and direct selling costs.

     Provision for Income Taxes. Net operating losses have been incurred to date on a cumulative basis, and no tax benefit has been recorded, as sufficient uncertainty exists regarding the realizability of the deferred tax assets.

     Net Loss. Our losses were $5.02 million and $5.72 million for the three and six months ended June 30, 1999, respectively, compared to $2.68 million and $2.69 million for the comparable periods in 1998. Our cumulative losses sustained since inception total $15.59 million.

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

Liquidity and Capital Resources

     From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Stock Purchase Rights Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.1 million. As of June 30, 1999, we had cash, cash equivalents and short-term investments of $167.6 million and long-term investments of $70.89 million.

     Net cash used by operating activities was $3.9 million for the six months ended June 30, 1999. Cash used in operating activities for this period was primarily comprised of net operating losses, increases in accounts receivable and prepaid expenses and other assets, and decreases in accounts payable and accrued expenses. These uses of cash were partially offset with the write-off of in process research and development.

     Net cash used in investing activities was $87.4 million in the six months ended June 30, 1999. Cash used in investing activities consisted primarily of business acquisitions, securities investments, other investments and note receivable. The change in securities investments is primarily a result of investing proceeds from the initial public and follow-on offerings in short and long-term investments.

     Net cash of $185.4 million was provided by financing activities for the six months ended June 30, 1999, is primarily from proceeds received in the follow-on offering in April 1999.

     We anticipate we will spend up to $1.0 million for capital equipment in the remainder of 1999. We have entered into various agreements that provide for us to make payments for carriage fees of $4.2 million for the remainder of 1999.

     At June 30, 1999, we had $238.5 million in cash and investments. We plan to use this cash for strategic investments and acquisitions, investment in internally developed technology and advertising and marketing campaigns.

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


Factors Affecting Infospace.com's Operating Results, Business Prospects and Market Price of Stock

     In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors and the additional risk factors set forth in our Form 10-K under the heading "Factors Affecting InfoSpace.com Operating Results," including the following risks: our business model is evolving and unproven, we rely on our relationships with affiliates, we rely on third parties for sales of Internet yellow pages advertising, advertisers may not adopt the Internet as an advertising medium, our advertising arrangements involve risks, we depend on third parties for content, we depend on key personnel, we need to hire additional personnel, our international expansion plans involve risks, our business is highly competitive, our business relies on the performance of our systems, our industry is experiencing consolidation, we are subject to pending legal proceedings, we rely on internally developed software and systems, rapid technological change affects our business, we rely on the Internet infrastructure, we receive information that may subject us to liability, our networks face security risks, we may be unable to adequately protect or enforce our intellectual property rights, we may become subject to government regulation, potential acquisitions involve risks, management owns a large percentage of our stock, year 2000 issues could adversely impact our business, our stock price has been and may continue to be volatile, future sales of our common stock may depress our stock price, certain anti-takeover provisions my affect the price of our stock. These risks may impair our operating results and business prospects and the market price of our stock. This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding expected revenue per thousand page views, expected operating losses, estimates made in determining the amount of the allocation of the purchase price of the MyAgent technology and related assets to in-process research and development, increased spending on personnel and enhanced content and expanded communication backbone, anticipated cost of revenues, increased product development expenses, plans for continued advertising and marketing initiatives, expected levels of general and administrative expenses, anticipated capital expenditures, anticipated cash needs and the absence of material Year 2000 compliance problems and the time frame and cost of addressing any Year 2000 problems. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. The risks set forth below and elsewhere in this form report could cause actual results to differ materially from those projected.

     We Have a Limited Operating History and a History of Losses.

     We have a very limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses since our inception in March 1996. At June 30, 1999, we had an accumulated deficit of approximately $15.6 million. We expect to incur significant operating losses on a quarterly basis in the future. We may never be profitable. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

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

     We Rely on a Small Number of Advertising Customers.

We derive a substantial portion of our revenues from a small number of advertising customers. We expect that this will continue in the foreseeable future. In particular, 800-U.S. Search, Inc. accounted for 26% and 27% of our revenue for the three and six months ended June 30, 1999, respectively, and 20% of our accounts receivable at June 30, 1999.

     Our top ten advertising customers represented 60% and 59% of our revenues in the three and six months ended June 30, 1999. If we lose any of these customers, including 800-U.S. Search in particular, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

     Many of Our Customers Are Emerging Internet Companies.

     A significant portion of our revenues is derived from sales of advertising to other Internet companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. Many of these businesses could fail and, in any event, represent credit risks. Our bad debt expense represented approximately1.1% and 2.1% of our revenues in the three and six months ended June 30, 1999, respectively, compared to 8.2% and 9.0% in the comparable periods of 1998. If our customer base experiences financial difficulties or fails to experience commercial success, our business will suffer

     We Need to Manage Our Growth and Implement Procedures and Controls.

     We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from 15 at January 1, 1998 to 98 at June 30, 1999. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Since May 1998, we have added a number of key managerial, technical and operations personnel, including our President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President, Legal and Business Affairs and Vice President, Human Resources, and we expect to add additional key personnel in the near future. We are also significantly increasing our employee base.

     We have implemented improvements in our operational, accounting and information systems, procedures and controls. In the past, our controls have not been adequate to ensure proper communication within our company regarding, and to properly document, the terms of certain of our written and verbal contracts and the termination of certain contracts. Specifically, in May 1997, we entered into a written acquisition agreement that included a formula to be used in determining the final purchase price. Subsequently, pursuant to a verbal understanding that did not include the use of this formula, we made a determination of the final purchase price. This understanding was not documented and, as a result, we initially accounted for the transaction improperly, which required us to restate our financial statements. Also in the past, we did not consistently follow our procedures with respect to the documentation of the granting of options to new employees, and, at times, we failed to maintain an appropriate level of internal communication regarding the potential hiring of new employees, especially management employees. These inadequacies have led to claims against us, some of which are still pending.

     Our relationships with content providers, affiliates and advertisers are subject to frequent change. Prior to implementing procedures and controls in this area, these changes were often informal. In particular, we may have failed to perform our obligations under certain commercial contracts that may have been modified or terminated by verbal agreement. We believe that any failure to perform our obligations was not significant. This practice of the modification or termination of past written agreements by verbal agreement has resulted, and may result in the future, in disputes regarding the existence, interpretation and circumstances regarding modification or termination of commercial contracts. We are currently involved in litigation with Internet Yellow Pages, Inc., a direct marketing company with which we had a cooperative sales relationship, and have received other claims. If our relationships with content providers, affiliates and advertisers evolve in an adverse manner, if we get into contractual disputes with content providers, affiliates or advertisers or if any agreements with such persons are terminated, our business could suffer.

     We have taken a number of steps to improve our accounting and information systems, procedures and controls, including the hiring of a President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, a Vice President, Legal and Business Affairs and Vice President, Human Resources and other financial and administrative personnel. In addition, we have adopted certain policies with respect to the approval, tracking and management of our commercial agreements, including:

     .    standardizing the form of our commercial agreements, where possible;

     . requiring our legal and accounting departments to review any proposed commercial contract and approve contract modifications prior to their implementation;

     . prohibiting ourselves from entering into verbal agreements or verbal modifications or terminations of agreements; and

     . etablishing a contracts database to serve as a central source of key information regarding our commercial contracts, which will facilitate the tracking and management of these contracts.

We may be unable to successfully implement these policies. Furthermore, these steps may be inadequate to prevent disputes or issues relating to inadequate internal communications from arising in the future.

     To manage the expected growth of our operations and personnel, we must continue improving or replacing existing operational, accounting and information systems, procedures and controls. We will also need to expand, train and manage our growing employee base, particularly our finance, administrative and operations staff. Further, we must manage effectively our relationships with various Internet content providers, advertisers, affiliates and other third parties necessary to our business. If we are unable to manage growth effectively, our business could suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     .    the rate at which we expand our sales and marketing operations;

     . the amount and timing of fees paid to affiliates to include our content and commerce solutions on their site or service;

     .    the extent to which we expand our content and commerce solutions;

     . the extent to which we develop and upgrade our technology and data network infrastructure;

     .    the occurrence, timing, size and success of acquisitions;

     .    the rate at which we expand internationally; and

     .    the response of competitors to our service offerings.

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

     All the potential changes notes above are based on sensitivity analysis performed on our balances as of June 30, 1999.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

See notes to financial statements.

Item 2.  Change in Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3.  Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual stockholders' meeting held on May 24, 1999, the following proposals were adopted by the margin indicated:

1. To elect the Board of Directors to hold office until their successors are duly elected and qualified.

----------------------------------------------------------
NOMINEE                     SHARES             SHARES
-------                       FOR             WITHHELD
                              ---             --------
----------------------------------------------------------
----------------------------------------------------------
Naveen Jain                 38,080,694              22,778
----------------------------------------------------------
Bernee D. L. Strom          38,079,758              23,714
----------------------------------------------------------
John E. Cunningham          38,080,476              22,996
----------------------------------------------------------
Peter L. S. Currie          38,087,586              15,886
----------------------------------------------------------
Gary C. List                38,086,516              16,954
----------------------------------------------------------
Rufus W. Lumry III          38,081,386              22,086
----------------------------------------------------------
Carl Stock                  38,083,426              20,046
----------------------------------------------------------

2. Amend the Company's 1996 Flexible Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000.

     Shares Voting:
     --------------
     For        28,991,912
     Against     3,878,728
     Abstain        56,756

3. To ratify and approve an amendment to the Stock Incentive Plan to annually increase the number of shares reserved for issuance on the first day of the Company's fiscal year beginning in 2000 by the amount equal to the lesser of (A) 1,000,000 shares, (B) three percent of the Company's outstanding shares at the end of the Company's preceding fiscal year, and (C) a lesser amount determined by the board, received the following votes:

     Shares Voting:
     --------------
     For        28,991,906
     Against     3,959,262
     Abstain        58,784

4. To ratify and approve an amendment to the Stock Incentive Plan to limit the number of shares of Common Stock that may be granted to one individual pursuant to stock options in any fiscal year of the Company to 2,000,000 (plus an additional 2,000,000 shares in connection with his or her initial employment with the Company), which grant shall not count against the limit.

     Shares Voting:
     --------------
     For        37,868,126
     Against       218,666
     Abstain        16,680

5. Amend the Company's Certificate of Incorporation to increase the authorized Common Stock from 50,000,000 to 200,000,000 shares, in part, to facilitate a two-for-one forward stock split of the Common Stock.

     Shares Voting:
     --------------
     For        35,185,034
     Against     2,863,268
     Abstain        55,170

6. To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

     Shares Voting:
     --------------
     For        38,038,816
     Against        55,130
     Abstain         9,526

Item 5. Other Information
Not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

     a. Exhibits

               10.1*  Restated 1996 Flexible Stock Incentive Plan
                      *Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (No. 333-81593) filed June 25, 1999.

               27.1   Financial Data Schedule

     6. Reports on Form 8-K.

     InfoSpace.com filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  INFOSPACE.COM, INC.



                                                  By:  /s/ Tammy D. Halstead
                                                       ---------------------
                                                       Tammy D. Halstead
                                                       Vice President and
                                                       Chief Accounting Officer


Dated: August 13, 1999