Form 10-Q
period 1999-09-30
INFOSPACE COM INC
filed 1999-11-12
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________  to  _________________

                        Commission File Number 0-25131


                              INFOSPACE.COM, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                         91-1718107
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)


       15375 N.E. 90th Street                                  98052
         Redmond, Washington                                 (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (425) 602-0600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X     No      .
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                     Class                          October 31, 1999
                     -----                          ----------------
         Common Stock, Par Value $.0001                 48,196,722

                              INFOSPACE.COM, INC.
                          FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1. -- Financial Statements

  Condensed Consolidated Balance Sheets as of September 30, 1999 and
   December 31, 1998.......................................................    3

  Condensed Consolidated Statements of Operations for the Three and
   Nine Months Ended September 30, 1999 and 1998...........................    4

  Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 1999 and 1998.......................................    5

  Notes to Condensed Consolidated Financial Statements.....................    6

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations

  Results of Operations....................................................   10

  Liquidity and Capital Resources..........................................   14

  Factors Affecting InfoSpace.com's Operating Results, Business Prospects
   and Market Price of Stock...............................................   17

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk.....   22


                          Part II - Other Information

Item 1.  Legal Proceedings.................................................   23

Item 2.  Change in Securities and Use of Proceeds..........................   23

Item 3.  Defaults Upon Senior Securities...................................   23

Item 4.  Submission of Matters to a Vote of Security Holders...............   23

Item 5.  Other Information.................................................   23

Item 6.  Exhibits and Reports on Form 8-K..................................   23

Signatures.................................................................   24

Item 1. - Financial Statements

                              INFOSPACE.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,       December 31,
                                                                                 1999                1998
                                                                              (unaudited)
                                                                            ----------------    ---------------
                               ASSETS
Current assets:
  Cash and cash equivalents.............................................        $ 60,089,969       $ 14,590,634
  Short-term investments................................................          98,863,091         72,159,522
  Accounts receivable, net of allowance for doubtful accounts of
    $507,000 and $597,000...............................................           5,927,773          3,409,672
  Notes receivable......................................................           7,500,000                 --
  Prepaid carriage fees.................................................           4,044,676          1,771,874
  Prepaid expenses and other assets.....................................           3,511,481          1,858,602
                                                                            ----------------    ---------------
     Total current assets...............................................         179,936,990         93,790,304
Long-term investments...................................................          74,549,949          1,252,438
Property and equipment, net.............................................           2,999,414          1,161,936
Intangible assets, net..................................................          17,959,285          5,276,880
Other investments.......................................................           7,861,474            370,790
Other...................................................................             575,327            405,906
                                                                            ----------------    ---------------
Total assets............................................................        $283,882,439       $102,258,254
                                                                            ================    ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................        $    689,755       $  1,586,118
  Accrued expenses......................................................           3,719,712          5,032,450
  Deferred revenues.....................................................           2,621,249          1,391,849
                                                                            ----------------    ---------------
     Total current liabilities..........................................           7,030,716          8,010,417

Stockholders' equity
  Preferred stock, par value $.0001-Authorized, 15,000,000 shares:
    issued and outstanding, no shares...................................                  --                 --
  Common stock, par value $.0001-Authorized, 200,000,000 and
    50,000,000 shares; issued and outstanding, 47,557,639 and
    42,283,604 shares...................................................               4,756              4,228
  Additional paid-in capital............................................         293,741,026        107,546,932
  Accumulated deficit...................................................         (14,244,382)        (9,865,672)
  Deferred expense-warrants.............................................          (2,515,086)        (3,126,862)
  Unearned compensation-stock options...................................            (134,591)          (310,789)
                                                                            ----------------    ---------------
     Total stockholders' equity.........................................         276,851,723         94,247,837
                                                                            ----------------    ---------------
Total liabilities and stockholders' equity..............................        $283,882,439       $102,258,254
                                                                            ================    ===============

    See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended                           Nine Months Ended
                                                  September 30,                                September 30,
                                      --------------------------------------     -------------------------------------------
                                            1999                 1998                   1999                    1998
                                        (unaudited)          (unaudited)            (unaudited)
                                      ----------------     -----------------     -------------------        ----------------
Revenues...........................        $10,130,195           $ 2,518,850            $ 22,004,983            $  5,373,860
Cost of revenues...................          1,473,773               473,642               3,433,913                 972,295
                                      ----------------     -----------------     -------------------        ----------------
     Gross profit..................          8,656,422             2,045,208              18,571,070               4,401,565

Operating expenses:
  Product development..............            347,569               156,087                 885,053                 304,596
  Sales and marketing..............          6,404,687             1,569,980              16,601,636               2,521,651
  General and administrative.......          1,984,336               952,748               5,371,623               1,786,291
  Amortization of intangibles......          1,014,543               292,617               1,618,483                 413,422
  Acquisition and related charges..            746,268                     -               5,658,768               2,800,000
  Other - non-recurring charges....                  -                     -                 209,500                 240,000
                                      ----------------     -----------------     -------------------        ----------------
     Total operating expenses......         10,497,403             2,971,432              30,345,063               8,065,960
                                      ----------------     -----------------     -------------------        ----------------
                                            (1,840,981)             (926,224)            (11,773,993)             (3,664,395)
     Loss from operations..........
Other income, net..................          3,208,647               109,561               7,496,224                 152,767
Equity in loss from joint venture..            (24,482)              (76,134)               (100,941)                (76,134)
                                      ----------------     -----------------     -------------------        ----------------
Net income (loss)..................        $ 1,343,184             ($892,797)            ($4,378,710)            ($3,587,762)
                                      ================     =================     ===================        ================
Basic net earnings (loss) per share              $0.03                ($0.03)                 ($0.10)                 ($0.14)
                                      ================     =================     ===================        ================
Shares used in computing basic net
 earnings (loss) per share.........         47,433,707            29,471,891              45,608,271              25,277,014
                                      ================     =================     ===================        ================
Diluted net earnings (loss) per
 share.............................              $0.02                ($0.03)                 ($0.10)                 ($0.14)
                                      ================     =================     ===================        ================
Shares used in computing diluted
 net earnings (loss) per share.....         55,148,262            29,471,891              45,608,271              25,277,014
                                      ================     =================     ===================        ================

    See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended September 30,
                                                                                           ------------------------------
                                                                                                1999             1998
                                                                                            (unaudited)
                                                                                           --------------    ------------
Operating Activities:
  Net loss..............................................................................    $  (4,378,710)    $(3,587,762)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Trademark amortization.............................................................        1,500,000         750,000
     Depreciation and other amortization................................................        2,164,486         575,515
     Compensation expense-stock options.................................................          132,559         164,861
     Warrants expense...................................................................          611,776              --
     Write-off of in-process research and development...................................        3,900,000       2,800,000
     Noncash issuance of common stock...................................................               --          70,000
     Noncash services exchanged.........................................................               --          (5,785)
     Bad debt expense...................................................................          295,359         500,602
     Warrant income.....................................................................         (341,275)             --
     Equity in loss from joint venture..................................................          100,941          76,134
     Loss (gain) on disposal of fixed assets............................................           15,017          (3,771)
     Gain on sale of intangible.........................................................           (7,830)             --
     Cash provided (used) by changes in operating assets and liabilities:
       Accounts receivable..............................................................       (2,813,460)     (1,598,098)
       Prepaid expense and other current assets.........................................       (5,425,681)     (1,407,280)
       Other long-term assets...........................................................         (169,421)             --
       Other intangibles................................................................               --          (6,865)
       Accounts payable.................................................................         (896,363)      1,517,355
       Accrued expenses.................................................................       (1,312,738)        657,300
       Deferred revenue.................................................................        1,229,400         197,314
                                                                                           --------------    ------------
                 Net cash provided (used) by operating activities                              (5,395,940)        699,520
  Investing Activities:
     Business acquisitions, net of cash acquired........................................      (18,083,054)       (311,951)
     Purchase of trademarks.............................................................               --      (3,290,000)
     Issuance of notes receivable.......................................................       (7,500,000)             --
     Other investments..................................................................       (7,250,350)             --
     Purchase of domain name............................................................         (120,000)        (60,000)
     Capitalized internally developed software..........................................         (247,338)             --
     Sale of domain name................................................................           10,000              --
     Purchase of property and equipment.................................................       (2,151,164)       (767,112)
     Proceeds from sale of property and equipment.......................................               --           4,997
     Investment in joint venture........................................................               --        (495,767)
     Long-term investments..............................................................      (73,297,511)             --
     Short-term investments, net........................................................      (26,703,569)             --
                                                                                           --------------    ------------
                 Net cash used by investing activities                                       (135,342,986)     (4,919,833)
  Financing Activities:
     Proceeds from follow-on offering, net of expenses..................................      185,097,925              --
     Payments for initial public offering...............................................          (55,464)       (868,621)
     Proceeds from issuance of common stock to investors................................               --      13,338,586
     Proceeds from issuance of common stock to employees................................          286,088       1,674,394
     Payment to shareholders for fractional shares......................................               --             (28)
     Proceeds from sale of warrants.....................................................               --          40,161
     Proceeds from exercise of stock options............................................          909,712             375
                                                                                           --------------    ------------
                 Net cash provided by financing activities                                    186,238,261      14,184,867
                                                                                           --------------    ------------
  Net increase in cash and cash equivalents.............................................       45,499,335       9,964,554
  Cash and cash equivalents:
     Beginning of period................................................................       14,590,634         324,415
                                                                                           --------------    ------------
     End of period......................................................................    $  60,089,969     $10,288,969
                                                                                           ==============    ============
  Supplemental Disclosure of Noncash Activities
     Acquisition of common stock of Outpost Network, Inc. through the issuance                         --       7,932,000
       of common stock and warrants and assumption of liabilities of $191,000
     Warrants received in exchange for services.........................................          341,275
     Stock issued for legal and consulting services.....................................               --          50,000
     Stock issued for settlement of legal claim.........................................               --          50,000

    See accompanying notes to condensed consolidated financial statements.

                              INFOSPACE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Basis of Presentation

InfoSpace.com, Inc. (the Company), a Delaware corporation, is a leading Internet information infrastructure company that provides enabling technologies and Internet services for consumers, merchants and wireless devices. The Company was founded in March 1996. The Company conducts its business within one industry segment.

The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our annual report (Commission File Number 0-25131) filed on Form 10-K for the fiscal year ended December 31, 1998. Certain prior period balances have been reclassified to conform to current period presentation.


2. Other Investments

The Company invests in equity instruments of privately-held, technology companies for business and strategic purposes. These investments are included in other long-term assets and are held for investment. For these investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. To date, no adjustments have been made to the carrying values of these investments.

On January 1, 1999 the Company purchased 250,000 shares of Series D Convertible Preferred Stock of a privately held online merchant company at $2.00 per share in a private placement transaction. On June 30, 1999, the Company received 80,000 shares of Series F Convertible Preferred Stock of the same online merchant company in lieu of cash payment for services to be performed by the Company in the future. These shares were valued at $5.00 per share in a private placement transaction. The revenue on this transaction has been deferred and will be recognized when the services are performed. On July 19, 1999, the Company purchased 1,350,000 shares of Series E Convertible Preferred Stock of the same online merchant company at $5.00 per share in a private placement transaction.

On June 15, 1999, the Company purchased 611,996 shares of Series E Convertible Preferred Shares of a privately held provider of content solutions on the Internet for $8.17 per share in a private placement transaction.

The Company holds warrants in privately and publicly held technology companies for business and strategic reasons. These warrant agreements contain provisions that require the Company to meet certain performance criteria in order for the warrants to vest. When the Company meets its performance obligations it records revenue equal to the difference in the exercise price of the warrant and the fair market value of the underlying security. This quarter the Company recorded revenue in the amount of $341,275 for vesting in performance warrants. These are reflected as Other Investments.

3.  Notes Receivable

On June 30, 1999, the Company loaned an unrelated third party $6.0 million. The short-term note is due the earlier of March 31, 2000 or upon a change of control, and accrues interest at 12% per annum. The note is secured by all of the assets of the borrower. On September 8, 1999 the borrower entered into a definitive agreement to be purchased, with the transaction expected to close before year-end.

During August 1999, the Company loaned $1,500,000 to two companies to be acquired by the Company. On October 14, 1999, one of these acquisitions was closed. The second acquisition is expected to close within the fourth quarter. (See Subsequent Event note for additional information.)

4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and notes receivable, as discussed above. The Company's cash equivalent and short-term investments are held with major financial institutions. The Company operates in one business segment and has revenue streams from consumer, merchant and wireless services. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the three and nine months ended September 30, 1999, one customer accounted for approximately 24% and 26% of revenues, respectively. At September 30, 1999, one customer accounted for approximately 19% of gross accounts receivable, which was all current. At December 31, 1998, one customer accounted for approximately 27% of gross accounts receivable, which was all current.

5.  Reclassification of Expense

Distribution revenue share costs, previously classified as Cost of Revenues, are classified as Sales and Marketing. Under these agreements, affiliates are paid a portion of certain advertising revenues generated from traffic on co-branded distribution pages. This reclassification has been made to the 1998 financial statements to conform with the 1999 presentation.

To reflect ongoing expenses from core operations, amortization of intangibles is now classified in one line item. This reclassification has been made to the 1998 financial statements to conform with the 1999 presentation.

The line item Other-non-recurring charges includes charges for settlement of litigation. The 1998 financials have been adjusted to conform with the 1999 presentation.

6.  Acquisition

On June 30, 1999, the Company acquired the MyAgent technology and related assets from Active Voice Corporation for $18 million. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion No. 16. The Company recorded a non-recurring charge of $3.9 million for in-process research and development. The Company also recorded a one-time charge of $1.0 million for expenses incurred with the transaction. These expenses consisted of bonus payments made to certain Active Voice MyAgent team employees who accepted employment with the Company but who are under no agreement to continue their employment with InfoSpace. The Company recorded $14.2 million of intangible assets for this acquisition.

7.  Subsequent Events

On October 14, 1999, the Company closed the acquisition of Toronto-based INEX Corporation, a provider of Internet commerce applications that deliver solutions for merchants to build, manage and promote online storefronts. This acquisition will be accounted for as a pooling of interests pursuant to which the Company exchanged 900,000 shares of the Company's common stock for all of the outstanding shares, warrants and options of INEX. This transaction is valued at approximately $42.3 million.

On October 14, 1999, the Company closed the acquisition of Seattle based Union-Street.com for 436,632 shares of the Company's common stock. This acquisition will be accounted for as a purchase. Union-Street provides portals, destination sites, and enterprise businesses with a suite of business services including private label e-mail, address book, calendar, personal home page, chat and message boards. This transaction is valued at approximately $20.8 million. Approximately $3.3 million will be recorded as a non-recurring charge for in-process research and development.

On October 22, 1999, the Company signed a definitive agreement to acquire Redmond-based Zephyr Software Inc. and its wholly owned subsidiary in India, Zephyr Software (India) Private Limited. Zephyr Software Inc. provides infrastructure services for the Indian market. Zephyr India will become InfoSpace.com India, a wholly owned subsidiary of InfoSpace.com. Under the terms of the acquisition, which will be accounted for as a purchase, InfoSpace.com will exchange 166,956 shares of the Company's common stock for all of Zephyr Software Inc.'s outstanding shares, warrants and options. The acquisition is expected to be completed in the fourth quarter of 1999 upon receipt of regulatory approval from the government of India, and is also subject to customary conditions, including Zephyr Software Inc. shareholder approval.

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

Overview

     InfoSpace.com, Inc. is a leading Internet information infrastructure company that provides enabling technologies and Internet services for consumers, merchants and wireless devices. We began operations in March 1996. During the period from inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our consumer services. Revenue in 1998 was also primarily generated through our consumer services. Throughout the first nine months of 1999, we have expanded our information infrastructure services to enhance our consumer, merchant and wireless services. The following provides greater detail on each of our service offerings:

     Consumer Services: We provide end user services including content services, such as classifieds, news, and lifestyle information, community services such as address book, personal home pages, and calendar, and communication services such as instant messaging, email, chat and message boards. These services are distributed through portals and affinity sites.

     Revenues from our consumer services are generated from advertising, licensing, which is the minimum revenue guaranteed payment we receive from affiliates in lieu of revenue share, and transactions. For 1999, we expect that consumer services will be approximately 70-80% of our total revenues. For 2000, we expect that consumer services will be 60-70% of our total revenues.

     Merchant Services: We provide comprehensive end-to-end merchant services and an extensive distribution network that includes regional "bell" operating companies, merchant banks and other local media networks. Our merchant services include: 1) InfoSpace.com Page Express which enables local merchants to create a Web presence; 2) InfoSpace.com Store Builder which enables merchants to e-commerce-enable their Web presence; 3) ActivePromotion which allows local merchants to create and distribute product promotions across our distribution network; and 4) ActiveShopper which provides an open marketplace where consumers can find, research and purchase products from our merchant network.

Revenues from our merchant services are primarily generated from e-commerce transactions and licensing, including per store/per month or per promotion/per month payments. For 1999, we expect to derive approximately 15-20% of our total revenues from our merchant services. For 2000, we expect our merchant services to generate 20-25% of our revenues.

     Wireless Services: Our wireless service is comprised of a comprehensive, integrated suite of wireless portal services that provide mobile users relevant content such as real-time stock quotes and traffic reports, commerce capabilities such as price comparison shopping, communication such as device independent instant messaging, personalization capabilities and location based services. Location based services is an important feature for mobile users as it enables the user to search for location based information such as an ATM or restaurant, closest to where the mobile user is at that point in time. These services are distributed through wireless carriers, device manufacturers and software providers.

     Our wireless services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer and creating a
barrier to switch.   Revenues are primarily generated from licensing and
transaction revenue from the wireless carriers, device manufactures and software providers. For 1999, we expect wireless services will represent approximately 2-3% of our total revenues. For 2000, we expect wireless services to represent approximately 5-10% of our total revenues.

     All three of our services are built on our core technology platform, utilizing the same core technology, and the same operational infrastructure. We do not allocate development or operating costs to any of these services.

     After giving effect to our recent acquisitions, we expect to incur operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business, and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely on them as indicators of future performance. Although we have experienced sequential quarterly growth in revenues over the past nine quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.

Results of Operations

     Revenues. Currently our revenue is derived from our consumer, merchant and wireless services. These include advertising, content carriage, licensing fees, e-commerce transaction fees, and guaranteed transaction fees in lieu of revenue share. We tailor agreements to fit the needs of our partners, affiliates, and customers, and under any one agreement we may earn revenue from a combination of these sources. We also have agreements that utilize services from more than one of our areas of service. For the three months ended September 30, 1999, revenues were $10.1 million, an increase of $7.6 million, or 302%, from the comparable period in 1998 and an increase of $3.4 million, or 50%, from the prior quarter. For the nine months ended September 30, 1999, revenues were $22.0 million, an increase of $16.6 million, or 309%, from the comparable period in 1998. The increases from the prior year are primarily due to significant growth in our consumer and merchant services as a result of increased expansion of our affiliate network, which consists of more than 2,100 Web sites and Internet appliances, increased traffic to our affiliate network that results in increased page views, increased use of our consumer, merchant and wireless services, as well as larger and longer term agreements with advertisers, affiliates and distribution partners. Page views for the quarter were 1.62 billion compared to 1.38 billion from the prior quarter. We signed 116 new agreements with advertisers, affiliates and distribution partners during the quarter.

     We have experienced, and expect to continue to experience, seasonality in our business, with reduced user traffic on our affiliate network expected during the summer and year-end vacation and holiday periods, when usage of the Internet has typically declined. As the Internet matures, we are seeing more companies spending money in the third quarter in anticipation of the holiday season. Historically, this spending has occurred mainly in the fourth quarter. Advertising sales in traditional media, such as broadcast and cable television, generally decline in the first and third quarters of each year. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising. Seasonality in Internet service usage and advertising expenditures is likely to cause quarterly fluctuations in our results of operations.

     Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our consumer, merchant and wireless services, including direct personnel expenses, communication costs such as high-speed Internet access with dedicated DS-3 communication lines, server equipment depreciation, and content license fees. Cost of revenues was $1.5 million for the three months ended September 30, 1999 and $3.4 million for the nine months ended September 30, 1999. This compares to $474,000 for the three months ended September 30, 1998 and $972,000 for the nine months ended September 30, 1998. The absolute dollar increases are primarily attributable to personnel costs and other costs incurred in order to support greatly increased delivery of consumer, merchant and wireless solutions, including communication lines, data licenses and equipment. We expect that absolute dollars spent on personnel, enhanced content and expanded communications will continue to increase for the foreseeable future.

     Gross Profit. Gross profit was 85% of revenue for the quarter ended September 30, 1999. Gross profit was 84% of revenues for the nine months ended September 30, 1999. This compares to 81% and 82%, respectively, for the comparable periods in 1998. The rise in gross profit from the prior year is primarily a result of our ability to leverage on our core technologies and integration methodologies. We anticipate the gross profit percentage to be in the range of low to mid-eighties for the fourth quarter of 1999 and the year 2000.

     Product Development Expenses. Product development expenses consist principally of personnel costs for research, design and development of the proprietary technology used to aggregate, integrate and distribute our consumer, merchant and wireless services. Product development expenses were $348,000 for the three months ended September 30, 1999 and $855,000 for the nine months ended September 30, 1999. The increases in absolute dollars are primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional engineering personnel who will develop and enhance our proprietary technology.

     On January 1, 1999 we adopted Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain product development costs to be capitalized and amortized over future periods, which, prior to the adoption of SOP 98-1, were expensed. For the three and nine months ended September 30, 1999, we capitalized approximately $111,000 and $247,000, respectively, of product development costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, trademark licensing, carriage fees and distribution revenue share paid to certain affiliates to include our content services on their Web sites, sales office expenses and travel expenses. Sales and marketing expenses were $6.4 million and $16.6 million for the three and nine months ended September 30, 1999, respectively. This compares to $1.6 million and $2.5 million for the comparable periods in the prior year. The increases from the prior year were primarily due to carriage fees, advertising, expansion of our business development groups in Redmond, San Francisco and New York and distribution revenue sharing.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, professional fees, occupancy and general office expenses, B&O tax paid to the State of Washington on gross revenues and franchise tax paid to the State of Delaware on total assets and outstanding shares. General and administrative expenses were $2.0 million, or 20% of revenues, in the third quarter of 1999 compared to $953,000, or 38% of revenues, in the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenses were $5.4 million, or 24% of revenues, compared to $1.8 million, or 33% of revenues, for the comparable period in the prior year. The absolute dollar increases were primarily due to increased staffing levels necessary to manage and support our expanding operations, expansion of our facilities and professional services. Bad debt expense was less than one-half one percent of revenues for the quarter ended September 30, 1999. On a going forward basis, we will need to continue to strengthen our infrastructure to support our planned growth. We expect general and administrative expenses to range in the mid-twenties as a percent of revenues for the remainder of 1999 and the year 2000.

     Amortization of Intangibles. Amortization of intangibles was $1.0 million and $1.6 million for the three and nine months ended September 30, 1999. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademark and assembled workforce. As part of the Outpost Network, Inc. acquisition in the second quarter of

1998, we recorded intangible assets related to goodwill, core technology and acquired workforce in the amount of $5.8 million. These intangibles are being amortized over a five-year period which began in June 1998. As part of the June 1999 MyAgent technology acquisition, we recorded intangible assets related to goodwill, core technology and acquired workforce in the amount of $14.2 million. These assets are being amortized over a five-year period that began in July 1999.

     Acquisition and Related Charges. Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to acquisitions. The acquisition and related charges for the third quarter of 1999 were primarily for costs incurred for the acquisition of INEX, which will be accounted for as a pooling of interests. In the second quarter of 1999, we recorded $4.9 million in acquisition and other related charges in connection with the purchase of the MyAgent technology. In the second quarter of 1998, we recorded $2.8 million in acquisition and other related charges as part of the Outpost acquisition. We expect to continue to pursue an aggressive growth strategy to enhance and expand our consumer, merchant and wireless services. Accordingly, we may incur additional acquisition and other related charges in future periods.

     Other-non-recurring. Other-non-recurring charges in nine months ended September 30, 1999 and 1998 consists of costs associated with litigation settlements.

     Other Income, Net. Other income consists primarily of interest income. Other income increased to $3.2 million and $7.5 million in the three and nine month periods ended September 30, 1999, from $110,000 and $153,000 for the comparable periods in 1998. The increases from the prior year were primarily due to interest earned on higher average cash and investment balances resulting from proceeds received from private financings in the third quarter of 1998, the net proceeds from our initial public offering completed in December 1998 and our follow-on offering completed in April 1999.

     Equity in Loss from Joint Venture. Equity in loss from joint venture consists of losses attributable to our 50% interest in TDL InfoSpace (Europe) Limited, our joint venture with Thomson Directories Limited in the United Kingdom. For the three and nine months ended September 30, 1999, we recorded joint venture losses totaling approximately $25,000 and $101,000, respectively. These losses are primarily from direct selling costs and start-up costs.

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

     Quarterly and Seasonal Fluctuations. Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations may be caused by several factors, many of which are beyond our control. These factors include:

   . the addition or loss of affiliates;

   . variable demand for our consumer, merchant and wireless services by our affiliates;

   . the cost of acquiring and the availability of content;

   . the overall level of demand for consumer, merchant and wireless services;

   . our ability to attract and retain affiliates and distribution partners;

   . seasonal trends in Internet usage and advertising placements;

   . the amount and timing of fees we pay to our affiliates to include our consumer and merchant services on their Web sites;

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

Liquidity and Capital Resources

     Prior to our initial public offering in December of 1998, we funded operations from equity financing, private placements of our common stock and from sales of common stock to employees. Our initial public offering raised approximately $78 million in net proceeds. In April 1999, we closed a follow-on offering which raised approximately $185 million in net proceeds. As of September 30, 1999, we had $234 million in cash and investments.

     During the nine months ended September 30, 1999, we focused heavily on investments, acquisitions and other business opportunities. We invested approximately $100 million of our cash in short and long-term investments. Additionally, we invested approximately $7.3 million in privately-held technology companies.

     In the second quarter of 1999, we acquired the MyAgent technology from Active Voice, which resulted in a cash outlay of approximately $18.1 million. In the third quarter of 1999, we incurred approximately $746,000 in acquisition related expenses which were primarily related to the INEX acquisition that closed on October 14, 1999. We expect to continue an aggressive growth strategy, through both adding new functionality to our current platform and acquiring technology that can be easily integrated with our platform to enhance our ability to offer the services that will help us grow our business for the future.

     We have entered into various agreements that provide for us to make payments for carriage fees of $4.5 million for the remainder of 1999 and year 2000.

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

     We anticipate that our review of Year 2000 issues and any remediation efforts will continue in the fourth quarter of 1999. To date, we have spent approximately $110,000 to review or remediate our Year 2000 issues. If any Year 2000 issues are uncovered with respect to these systems or our other internal systems, we believe that these problems will be able to be resolved without material difficulty as replacement systems are available on commercially reasonable terms. We presently estimate that the total remaining cost of addressing Year 2000 issues will not exceed $100,000. These estimates were derived utilizing a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, the recent development of our products and services, the recent installation of our networking equipment and servers, and the limited activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

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

Factors Affecting Infospace.com's Operating Results, Business Prospects and Market Price of Stock

     In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors and the additional risk factors set forth in our Form 10-K under the heading "Factors Affecting InfoSpace.com Operating Results," including the following risks: our business model is evolving and unproven, we rely on our relationships with affiliates, we rely on third parties for sales of Internet yellow pages advertising, advertisers may not adopt the Internet as an advertising medium, our advertising and transaction arrangements involve risks, we depend on third parties for content, we depend on key personnel, we need to hire additional personnel, our international expansion plans involve risks, our business is highly competitive, our business relies on the performance of our systems, our industry is experiencing consolidation, we are subject to pending legal proceedings, we rely on internally developed software and systems, rapid technological change affects our business, we rely on the Internet infrastructure, we receive information that may subject us to liability, our networks face security risks, we may be unable to adequately protect or enforce our intellectual property rights, we may become subject to government regulation, potential acquisitions involve risks, management owns a large percentage of our stock, Year 2000 issues could adversely impact our business, our stock price has been and may continue to be volatile, future sales of our common stock may depress our stock price, certain anti-takeover provisions may affect the price of our stock. These risks may impair our operating results and business prospects and the market price of our stock. This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the expected percentages of revenues to be attributable to consumer services, merchant services and wireless services, expected seasonality, anticipated spending on personnel, enhanced content and expanded communications, anticipated gross profit, increased product development expenses, plans for continued advertising and marketing initiatives, expected levels of general and administrative expenses, anticipated capital expenditures, anticipated cash needs and the absence of material Year 2000 compliance problems and the time frame and cost of addressing any Year 2000 problems. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. The risks set forth below and elsewhere in this report could cause actual results to differ materially from those projected.

     We Have a Limited Operating History and a History of Losses.

     We have a very limited operating history, which makes it difficult to evaluate our business and prospects. We incurred net losses from our inception in March 1996 through June 30, 1999. At September 30, 1999, we had an accumulated deficit of approximately $14.2 million. We expect to incur significant operating losses on a quarterly basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to sustain profitability, we must, among other things:

   . develop and maintain strategic relationships with potential affiliates, distribution partners and content providers;

   . identify and acquire the rights to additional content;

   . successfully integrate new features with our consumer, merchant and wireless services;

   . expand our sales and marketing efforts, including relationships with third parties to sell local advertising for our Internet yellow pages directory services;

   . maintain and increase our affiliate, distribution and advertiser base;

   . successfully expand into international markets;

   . retain and motivate qualified personnel; and

   . successfully respond to competitive developments.


If we do not effectively address the risks we face, our business will suffer and we may not sustain profitability.

     Our Financial Results Are Likely to Fluctuate.

     Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations may be caused by several factors, many of which are beyond our control. These factors include:

   . the addition or loss of affiliates;

   . variable demand for our consumer, merchant and wireless services by our affiliates;

   . the cost of acquiring and the availability of content;

   . the overall level of demand for consumer, merchant and wireless services;

   . our ability to attract and retain advertisers, content providers, affiliates and distribution partners;

   . seasonal trends in Internet usage and advertising placements;

   . the amount and timing of fees we pay to our affiliates to include our consumer and merchant services on their Web sites and Internet appliance devices;

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

   . the introduction of new or enhanced services by us, our affiliates or distribution partners, or other companies that compete with us or our affiliates;

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

     In addition, because InfoSpace.com only began operations in March 1996, and because the market for Internet services such as ours is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our sales and marketing, research and development and general and administrative expenses in the fourth quarter of 1999 and the year 2000. Our expenses are partially based on our expectations regarding future revenues and estimated expenses from our acquisitions, which are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

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

     We Rely on Advertising and Transaction Revenues.

     We derive a significant amount of our revenues from the sale of national and local advertisements, transaction fees and promotions from our affiliates who use our consumer services, and we expect this to continue in the future. Our ability to increase and diversify our revenues will depend upon a number of factors, including the following:

   . the acceptance of the Internet as an advertising medium by national and local advertisers;

   . the acceptance and regular use of our content, community and communication services by a large number of users who have demographic characteristics that are attractive to advertisers;

   . the success of our strategy to sell local Internet yellow pages advertising through third parties;

   . the expansion and productivity of our sales force;

   . the development of the Internet as an attractive platform for electronic commerce;

     We Rely on a Small Number of Customers.

     We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future

     Our top ten customers represented 58% and 55% of our revenues in the three and nine months ended September 30, 1999. In particular, 800-U.S. Search, Inc. accounted for 24% and 26% of our revenue for the three and nine months ended September 30, 1999, respectively, and 19% of our accounts receivable at September 30, 1999. If we lose any of these customers, including 800-U.S. Search in particular, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

     We Need to Manage Our Growth and Implement Procedures and Controls.

     We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from 15 at January 1, 1998 to 170 at October 31, 1999. This expansion has placed, and is expected to continue to place, a significant strain on our management, and operational resources. Since May 1998, we have added a number of key managerial, technical and operations personnel, including our President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Senior Vice President, Legal and Business Affairs, Senior Vice President, Human Resources, and Senior Vice President, Business Development and Marketing and we expect to add additional key personnel in the near future. We also plan to significantly increase our employee base.

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

     Our relationships with affiliates and distribution partners, content providers and advertisers are subject to frequent change. Prior to implementing procedures and controls in this area, these changes were often informal. In particular, we may have failed to perform our obligations under certain commercial contracts that may have been modified or terminated by verbal agreement. We believe that any failure to perform our obligations was not significant. This practice of the modification or termination of past written agreements by verbal agreement has resulted, and may result in the future, in disputes regarding the existence, interpretation and circumstances regarding modification or termination of commercial contracts. We are currently involved in litigation with Internet Yellow Pages, Inc., a direct marketing company with which we had a cooperative sales relationship, and have received other claims. If our relationships with affiliates and distribution partners, content providers and advertisers evolve in an adverse manner, if we get into contractual disputes with affiliates and distribution partners, content providers, or advertisers or if any agreements with such persons are terminated, our business could suffer.

     We have taken a number of steps to improve our accounting and information systems, procedures and controls, including the hiring of a President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, a Senior Vice President, Legal and Business Affairs, a Senior Vice President, Human Resources, and a Senior Vice President of Business Development and Marketing and other financial and administrative personnel. In addition, we have adopted certain policies with respect to the approval, tracking and management of our commercial agreements, including:

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

Although these policies have been implemented, these steps may be inadequate to prevent disputes or issues relating to inadequate internal communications from arising in the future.

     To manage the expected growth of our operations and personnel, we must continue improving or replacing existing operational, accounting and information systems, procedures and controls. We will also need to expand, train and manage our growing employee base, particularly our finance, administrative and operations staff. Further, we must manage effectively our relationships with various Internet content providers, wireless carriers, advertisers, affiliates and other third parties necessary to our business. If we are unable to manage growth effectively, our business could suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   . the amount and timing of fees paid to affiliates to include our consumer, merchant and wireless services on their site or service;

   . the extent to which we expand our consumer, merchant and wireless services;

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

     All the potential changes notes above are based on sensitivity analysis performed on our balances as of September 30, 1999.

                         PART II -- OTHER INFORMATION

Items 1-5

Not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

      a.  Exhibits

          27.1  Financial Data Schedule

      b.  Reports on Form 8-K.

          Form 8-K was filed with the SEC on July 15, 1999 with respect to the acquisition of certain assets of Active Voice Corporation.

          Form 8-K was filed with the SEC on August 16, 1999 with respect to the acquisition of INEX Corporation.

          Form 8-K was filed with the SEC on October 4, 1999 with respect to the signing of agreements for the acquisition of Union-Street.com.

          Form 8-K was filed with the SEC on October 28, 1999 with respect to the closing of the acquisitions of INEX Corporation and Union-Street.com and the signing of agreements for the acquisition of Zephyr Software Incorporated.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INFOSPACE.COM, INC.


                                    By:     /s/ Tammy D. Halstead
                                       ---------------------------------
                                       Tammy D. Halstead
                                       Vice President and
                                       Chief Accounting Officer

Dated: November 12, 1999