Form 10-K
period 1999-12-31
INFOSPACE COM INC
filed 2000-03-30
CIK 1068875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the transition period from          to          Commission File No. 0-25131

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

       Registrant's telephone number, including area code: (425) 602-0600

                               ----------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $.0001 per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on February 29, 2000, as reported by Nasdaq, was approximately $12.8 billion. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 29, 2000, 108,288,253 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 22, 2000, (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I
Item 1.     Business................................................................................    3
             Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock..   16
Item 2.     Properties..............................................................................   28
Item 3.     Legal Proceedings.......................................................................   29
Item 4.     Submission of Matters to a Vote of Security Holders.....................................   30

Part II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...................   31
Item 6.     Selected Consolidated Financial Data....................................................   33
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...   34
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..............................   46
Item 8.     Financial Statements and Supplementary Data.............................................   48
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   75

Part III
Item 10.    Executive Officers and Directors of the Registrant......................................   75
Item 11.    Executive Compensation..................................................................   75
Item 12.    Security Ownership of Certain Beneficial Owners and Management..........................   75
Item 13.    Certain Relationships and Related Transactions..........................................   75

Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   76
Signatures   .......................................................................................   78

ITEM 1. BUSINESS

Overview

  InfoSpace is a global Internet information infrastructure services company. InfoSpace provides enabling technologies to Web sites, merchants and wireless devices. Our affiliates utilize and distribute these services via PCs and a network of wireless and other non-PC devices including PCs, cellular phones, pagers, screen telephones, television set-top boxes, online kiosks, and personal digital assistants. We have relationships with AT&T Wireless, GTE, USWEST, Intel, Ericsson, Nokia, NeoPoint, Sprint, Mitsui and Acer America. InfoSpace's affiliate network also consists of more 2,500 Web sites that include AOL, Microsoft, Disney/InfoSeek's GO Network, NBC's Snap, Lycos, Go2Net Inc., DoubleClick, Dow Jones (The Wall Street Journal Interactive Edition) and ABC LocalNet, among others.

Our Infrastructure Services

  We have developed a scalable, flexible technology platform that enables us to deliver a broad, integrated suite of services to Web sites, merchants and wireless carriers. All of our consumer, merchant and wireless services utilize the same core technology platform within the same operational infrastructure. Our consumer services are designed for the end user and are distributed through wireless devices and Web sites. These services include four main components:
(1) unified communication services, including device-independent email and instant messaging; (2) information services, such as integrated directory, news, and lifestyle information; (3) community services, including the "sticky" services such as online address books and calendars; and (4) the ability to offer collaboration services, including real-time document sharing. We target merchant services to local merchants (including service-based merchants such as restaurants and dry cleaners) and distribute these services through our relationships with the regional bell operating companies (RBOCs), merchant banks and other financial institutions and other local media networks, including newspapers and television and radio stations. These services include commerce services such as online storebuilding and technology that promotes merchant services. We target wireless services to mobile users, whether on a cellular phone, personal digital assistant (or PDA), pager or other non-PC device, and distribute these services through our relationships with wireless carriers and device manufacturers. These services include the ability to conduct secure commerce using single-click buying, integrated information services such as real-time stock quotes and traffic reports, and services that manage users' lives, including online address books and calendars.

  We design our infrastructure services to be highly flexible and customizable, enabling affiliates to select from among our broad range of consumer, merchant and wireless services. One of our principal strengths is our internally developed technology, which enables us to easily and rapidly add new affiliates and distribution partners by employing a distributed, scalable architecture adapted specifically to our Internet-based infrastructure services. We help our affiliates and distribution partners build and maintain their brands by delivering our consumer, merchant and wireless services with the look and feel and navigation features specific to each affiliate's delivery platform and format, including the growing number of emerging wireless devices.

  We have built an extensive distribution network through our direct sales force and through reseller channels. Our reseller channels are based on distribution agreements with online advertising networks, such as DoubleClick and Flycast, who offer both our consumer and merchant services to their network of thousands of Web sites, reseller agreements with RBOCs, including BellSouth, SBC, Bell Atlantic and USWEST, merchant banks and other local media networks who provide our services to local merchants. We also work with wireless carriers such as AT&T Wireless, Airtouch, USWest and GTE, device manufacturers such as Nokia, Ericsson and Neopoint, and software developers such as AvantGo, who offer our wireless portal services to mobile users.

Consumer Services

Information Services

  We provide information of broad appeal to users of wireless devices and PCs, including maps, directories, financial data, traffic reports, sports, news and entertainment. In most cases, we receive regular data feeds from our content providers and store the content on our Web servers in order to maintain its reliability and increase its accessibility. In other cases, our proprietary technology allows Web users to transparently access content that is stored directly on the content provider's system. In either case, our technology enables us to integrate heterogeneous content from multiple sources and make it appear as if it comes from one source, which is then delivered to our affiliates. Our technology pulls the information dynamically into a Web page or device output display that maintains the look and feel and navigation features of each affiliate's Web site or wireless device.

  We have acquired rights to third-party content pursuant to more than 85 license agreements, typically having terms of one to five years. The license agreements require the content provider to update content on a regular basis, the frequency of which varies depending on the type of content. In certain arrangements, the content provider pays us a carriage fee for syndication of its content to our network of affiliates. In other instances, we share with the content provider advertising revenues attributable to end-user access of the provider's content. For certain of our content, including our core directory and map content, we pay a one-time or periodic fee or fee per content query to the content provider. We typically enter into nonexclusive arrangements with our content providers. However, in certain instances we have entered into exclusive relationships, which may limit our ability to enter into additional content agreements.

  For our directory services, we integrate our yellow pages and white pages information with each other and utilize yellow pages category headings in combination with a natural word search feature to provide a user-friendly interface and navigation vehicle within our directory services. We also typically include maps and directions for addresses included in our directory services. We further enhance the relevance and accuracy of responses to user queries by employing a radial search feature to our directory services, which allows users to specify the geographic scope within a radial distance of a specific address, rather than more conventional methods of searching by zip code or city and county.

  In addition to our directory services, we distribute other valuable information of broad appeal with everyday significance, such as classifieds, news, travel and city guide information, real-time stock quotes and financial information, Web directories and entertainment.

  Our future success will depend on our ability to continue to integrate and distribute information services of broad appeal. Our ability to maintain our relationships with content providers and to build new relationships with additional content providers is critical to the success of our business.

Community and Communications Services

  We offer an extensive and integrated platform of consumer services that includes community services and communication services.

  Community-building services that we offer our affiliates include the "sticky" services that are designed to keep a user on an affiliates' site. These include personalized Web-based address books and calendars, personal home pages, online chat and message boards.

  We also offer unified communication services including device-independent email and instant messaging. We integrate these services into the community-building services we offer, making it easy for users to send email and instant messages directly from their address book from any device and also view "buddy lists" on any device.

Our Affiliate Network

  We offer our infrastructure services to wireless device manufacturers such as Nokia and Ericcson, wireless carriers such as GTE and USWEST and wireless service providers such as AvantGo. Our PC-based affiliate network now consists of over 2,500 portals and affinity sites, including 4 of the top 5 most trafficked sites, according to Media Metrix. In addition, we believe our affiliate network now reaches over 88% of all Internet users based on data as of December 31, 1999, provided by Media Metrix.

  Our consumer services revenue is derived from advertising, licensing fees and guaranteed transaction fees in lieu of revenue share.

Merchant Services

  Our merchant services give merchants the ability to create, promote, sell and distribute their products and services across multiple channels through our broad distribution network. We have reseller agreements with RBOCs, including BellSouth, SBC, Bell Atlantic and USWEST, merchant banks and other local media networks, such as newspapers, who provide our services to local merchants worldwide.

  Based on a broad platform of technology, we can deliver a broad array of merchant services such as:

  . the online delivery to any device of promotions that can be used online and offline;

  . single-click buying from any Web site directly from a wireless device;

  . Page Express, which enables local merchants to create a Web presence;

  . StoreBuilder, which enables merchants to build online stores;

  . ActivePromotion, which enables merchants to create targeted product promotions and distribute them across our network; and

  . ActiveShopper, which provides an open marketplace where consumers can find, research and purchase products from our merchant network.

  With our acquisition of Prio, Inc. in February 2000, we can now integrate online promotion technologies with an offline merchant's existing credit card processing infrastructure, bridging the gap between the online and offline worlds. Our enhanced commerce infrastructure will be designed to target and deliver online promotions to consumers on their wireless devices or while they are looking for goods and services on Web sites. To take advantage of the promotion, the user can purchase the goods online, through a catalog or at a physical retail store.

  Through our recently announced acquisition of Millet Software (PrivacyBank.com), we believe we will be able to provide a server-based technology that enables wireless Internet devices to become commerce-enabled devices by giving mobile users the ability to press one key to make on-the-spot purchases from virtually any Web site. This is possible through a patent-pending secure technology that provides an automated process for completing payment forms, eliminating the need to continually enter in payment or shipping information, register at sites or enter any specific passwords.

  Buyers can also purchase multiple products from multiple merchants, using our shopping cart that provides the convenience of single-click purchasing.

  Currently, over 350,000 merchants use our merchant service offerings.

Wireless Services

  Our wireless services are comprised of an integrated suite of wireless portal services that provide mobile users with relevant information services, such as real-time stock quotes and traffic reports, the ability to conduct secure commerce transactions from a wireless device, including single-click buying, communication services such as device-independent instant messaging and email, personalization capabilities and location-based services that enable users to search for location-based information, such as the restaurant closest to the mobile user's current location.

  As a result of our acquisition of Saraide, we will have relationships with over 24 wireless carriers worldwide including British Telecom, Cellnet, Dutchtone, Panafon, J-Phone, Omnitel and Libertel.

  Our wireless services are distributed through the following wireless carriers, device manufacturers and software providers.

   Wireless Carriers              AT&T Wireless, Airtouch, Sprint, GTE, USWEST
   Wireless Software application
    developers                    AvantGo, JP Systems, WolfeTech, Phone.com
   Wireless Device Manufacturers  Nokia, Ericcson and Neopoint
   Pagers                         Motorola
   Web Appliances                 Intel

  Our platform of wireless services includes:

  . Form-filling instant buying technology, which allows mobile users to press a single key to conduct transactions from virtually any Web site.

  . Promotions technology, which allows mobile users to find and receive real-time promotions on wireless devices from retailers and service-based merchants, such as dry cleaners and restaurants, that can be used online and offline. To take advantage of the promotion, the user can either purchase the goods online, go to the retail store or simply utilize the service. Promotions are seamlessly matched and automatically credited to the user's credit card statement through secure back-end transaction processing.

  . Location-based directory services, that enable mobile users to search for information, such as finding an Italian restaurant closest to where they are when they conduct the search.

  . Secure wireless commerce through a collaboration with VeriSign to deliver a broad range of services aimed at facilitating trusted and secure commerce applications across the wired and wireless Internet. By incorporating VeriSign's strengths in Internet authentication, validation and payment services, we will be able to offer a broad range of secure services tailored to the wireless market.

  Our wireless Internet services are device-independent and provide a platform which enables our wireless carriers to support HDML and SMTP and a variety of emerging protocols such as WAP, VXML and PQA's for Palm VII. Our services are compatible with a variety of gateway technologies including WAP gateways from Nokia, Phone.com and Ericsson.

  Our wireless services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer and helping to create a barrier to switch. Revenues are primarily generated from the carrier and include licensing fees, per subscriber/per month fees in the United States and per query/per message fees in Europe. In addition, we receive commerce revenue for the transactions completed on the wireless devices.

International Expansion

  We intend to capitalize on what we perceive to be a significant opportunity for our services in international markets. We currently maintain offices in the United States, Canada and India and have a joint venture in the United Kingdom. Our wholly-owned subsidiary, InfoSpaceCanada.com, was formed in early 1999 and has affiliate relationships with canada.com, a leading Canadian Web site and search engine, as well as AOL Canada, MSN Canada and Sprint Canada.

  InfoSpace.com India was formed as a result of our December 1999 acquisition of privately-held Zephyr Software and its wholly owned subsidiary, Zephyr Software (India) Private Limited.

  In 1998, we entered into a joint venture with Thomson Directories Limited to form TDL InfoSpace to replicate our content, community and commerce services in Europe. TDL InfoSpace has targeted the United Kingdom as its first market, and content services were launched in the third quarter of 1998. Under the license agreement between Thomson and TDL InfoSpace, Thomson licenses its U.K. directory information database to TDL InfoSpace. Under the Web site services agreement between Thomson and TDL InfoSpace, Thomson also sells Internet yellow pages advertising for the joint venture through its local sales force. Under our license agreement with TDL InfoSpace, we license our technology and provide hosting services to TDL InfoSpace.

  Under the joint venture agreement, each of us and Thomson is obligated to negotiate with TDL InfoSpace and the other party to jointly offer private label solutions in other European countries prior to offering such services independently or with other parties.

  With our acquisition of Saraide.com, Inc. in March 2000, we intend to expand our wireless services into Europe, Japan and Canada. We are currently investigating additional international opportunities, but have no specific plans to enter any particular market at this time. The expansion into international markets involves a number of risks. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Our Stock--Our International Expansion Plans Involve Risks" for a description of these risks.

Revenue Sources

  We have derived substantially all of our revenues for our consumer, merchant, and wireless services from national and local advertising, licensing fees, commerce transaction fees, and guaranteed transaction fees in lieu of revenue share.

Advertising

 National Advertising

  Throughout our consumer services, we sell banner advertisements based on costs per thousand impressions (CPMs) and other CPM-based national advertising. Our national advertising agreements generally have terms of less than six months and guarantee a minimum number of impressions. Actual CPMs depend on a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of impressions purchased, and are often negotiated on a case-by-case basis. Because of these factors, actual CPMs may fluctuate. Our guarantee of minimum levels of impressions exposes us to potentially significant financial risks, including the risk that we may fail to deliver required minimum levels of user impressions, in which case we typically continue to provide advertising without compensation until such levels are met.

 Local Internet Yellow Pages Advertising

  We generate a basic Internet yellow pages listing free of charge for all U.S. local business listings. Similar to traditional yellow pages industry practices, we generate revenues by selling enhancements to this basic listing. Internet yellow pages advertising agreements provide for terms of one year with costs to the local advertisers ranging from $50 to $300 or greater per year, depending on the types of enhancements selected.

Licensing Fees

  We receive licensing fees from some of our consumer, merchant and wireless services. Licensing fees are derived from the distribution of our consumer services to many of the affiliates in our network. Licensing fees from merchant services are derived through our reseller relationships with wireless carriers, device manufacturers, RBOCs, merchant banks and other local media networks, and include per store/per month fees and per service/per month fees. Licensing agreements for our consumer and merchant services generally range from one to three years in duration.

Commerce Fees

  We generate commerce fees from links and completed transactions through our merchant services delivered on wireless devices and the PC. Under our merchant services arrangements, merchants agree to pay us a commission-based transaction fee when a user clicks-through to their site and purchases a product. These commissions typically range from 5 to 25 percent of the purchase amount. These fees are generally paid to us monthly or quarterly, after the merchant has collected its payment from the user.

Guaranteed Transaction Fees

  We have agreements with some affiliates and merchants under which they agree to pay us guaranteed transaction fees. These arrangements are individually negotiated and have a range of specially adapted features involving various compensation structures. These are often based on the range and extent of customization rather than on CPMs. These arrangements vary in terms and duration, but generally have longer terms than arrangements for our CPM-based advertising. In some of these arrangements, we may also receive transaction revenues when transactions exceed the guaranteed minimum payments. If the merchant offers a commerce opportunity in its promotion, we may derive transaction revenues based on the number of transactions made through the promotion.

  We also have arrangements with wireless carriers, device manufacturers and software providers whereby we receive guaranteed transaction fees as well as transaction revenues on a per-subscriber and per-query basis on existing devices, such as pagers, in excess of the guaranteed minimum payments.

  We generate a significant amount of our revenues from advertising and guaranteed transaction fees from our affiliates who use our consumer services, which involves a number of risks. For additional information about these risks, see "Factors Affecting Our Operating Results, Business Prospects and Market Price of Our Stock--We Rely on Advertising and Transaction Revenues," "-- Advertisers May Not Adopt the Internet as an Advertising Medium" and "--Our Advertising Arrangements Involve Risks."

Technology and Infrastructure

  One of our principal strengths is our internally developed technology, which we have designed specifically for our Internet-based consumer, merchant and wireless services. Our technology architecture features specially adapted capabilities to enhance performance, reliability and scalability, consisting of multiple proprietary software modules that support the core functions of our operations. Our technology includes Web Server Technology, Database Technology, a Web Scraping Engine, Gateway Technology and database network infrastructure.

Web Server Technology

  We designed our Web Server Technology to enable rapid development and deployment of information over multiple platforms and formats. It incorporates an automated publishing engine that dynamically builds a page to conform to the look and feel and navigation features of each affiliate. Our wireless Internet services are device-independent and provide a platform which enables our wireless carriers to support HDML and SMTP and a variety of emerging protocols such as WAP, VXML and PQA's for Palm VII. Our services are compatible with a variety of gateway technologies including WAP gateways from Nokia, Phone.com and Ericsson.

  Our Web Server Technology includes other features designed to optimize the performance of our information infrastructure services, including:

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

Database Technology

  We have developed proprietary database technology to address the specific requirements of our business strategy and information infrastructure services. We designed our Co-operative Database Architecture to function with a high degree of efficiency within the unique operating parameters of the Internet, as opposed to commonly used database systems that were developed prior to the widespread acceptance of the Internet. The architecture is tightly integrated with our Web Server Technology and incorporates the following features:

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

  For our merchant services we have developed a comprehensive enterprise-wide data warehouse. This data warehouse contains information relating to merchants, products, services, users, customers, profiles, storefronts, purchases, site traffic and metrics. The aggregation of this information in one place allows us to leverage our development efforts and reduce redundant information.

Web Scraping Engine

  We have developed our Web Scraping Engine to allow data from a variety of sources on the Internet to be retrieved, parsed and presented as a single virtual database result, either in real-time or at predetermined intervals. Our State Machine-Based Profiling system catalogs the data on each source site, which is later accessed by our Web Scraping Engine for real-time retrieval. Data results can be internally cached to reduce network traffic and deliver the fastest possible results to the end user.

  The Web Scraping Engine has numerous applications, one of which is collecting real-time information from multiple sources in a manner that eliminates the need for a data provider to perform any local modifications. This technology is currently being applied in the price comparison feature of our ActiveShopper merchant service. Various other potential uses of the technology have been identified, including the collection and real-time updating of event data such as concert information, performing arts schedules and sporting events, and the aggregation of classified listings, such as employment listings from corporate Web sites.

Gateway Technology

  Our Gateway Technology allows us to take content from one source protocol and forward it to a device destination that does not include any of the hardware or software necessary for establishing an Internet connection. The content can be sent directly or may have some processing performed before transmission to the destination. This can be used for a single message, or multiple messages sent on a timed basis such as weather, stock quotes, news and horoscopes. Messages may be sent to a single user or group of users.

Data Network Infrastructure

  We maintain a carrier-class data network center designed to ensure high-level performance and reliability of our information services. We connect directly to the Internet from our facilities in Redmond, Washington through redundant, dedicated DS-3 communication lines provided by multiple telecommunication service providers. Our hardware resides in a secure climate-controlled room. As we expand our operations, we expect to locate server facilities at various strategic geographic locations.

  With the acquisitions of Prio and Saraide, we have data centers in Mountain View, California serving the promotions technology, Dallas, Texas serving wireless customers in North America, and Papendrecht, Netherlands serving wireless customers in Europe.

Product Development

  We believe that our technology platform is essential to successfully implement our strategy of expanding our affiliate network, acquiring value-added content to add to our consumer, merchant and wireless services, expanding internationally and into other services and maintaining the attractiveness and competitiveness of our private label solutions. We have invested significant time and resources in creating our proprietary technology. Product development expenses were $3.2 million for the year ended December 31, 1999, $1.2 million for the year ended December 31, 1998 and $383,000 for the year ended December 31, 1997.

  Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize our market. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Our Stock--Rapid Technological Change Affects Our Business" for a discussion of certain risks in this regard.

Intellectual Property

  Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. All of our employees have executed confidentiality and nonuse agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and affiliates regarding our business and technologies, we generally require that such parties enter into a nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. For example, our standard affiliate agreement provides that we retain ownership of all patents and copyrights in our technology and requires our customers to display our copyright and trademark notices.

  "InfoSpace" is a registered trademark of ours. We also have applied for registration of certain other service marks and trademarks, including "InfoSpace.com " "ActiveShopper" and the "InfoSpace" logo in the United States and in other countries, and will seek to register additional service marks and trademarks, as appropriate. We may not be successful in obtaining the service marks and trademarks that we have applied for. As of March 1, 2000 we have filed 23 U.S. patent applications relating to various aspects of our technology for querying and developing databases, for developing and constructing web pages, for electronic commerce for on-line directory services and for web scraping. With the acquisition of PrivacyBank, we obtain rights to several additional pending patent applications. During January 2000, we received notification of an issued patent for commerce infrastructure services on the Internet and wireless devices. The patent covers private-label commerce solutions and tracking the purchase of products, services and information on the Internet and on wireless devices. We are preparing additional patent applications on other features of our technology. We have instituted a formal patent program and anticipate on-going patent application activity in the future. Patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

  Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

  Companies in the Internet services industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer. See "Item 3. Legal Proceedings."

Competition

  We operate in the Internet information infrastructure services market, which is extremely competitive and is rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for Internet information infrastructure services are:

  . the ability to provide information of broad appeal, which is likely to result in increased user traffic and increase the brand name value of the Web sites and wireless devices to which the services are provided;

  . the ability to meet the specific information and service demands of a particular Web site or wireless device;

  . the cost-effectiveness and reliability of the consumer, merchant or wireless information services;

  . the ability to provide consumer, merchant or wireless information services that are attractive to advertisers and end users;

  . the ability to achieve comprehensive coverage of a particular category of information or services; and

  . the ability to integrate related information to increase the utility of the consumer, merchant or wireless information services offered.

  We compete, directly or indirectly, in the following ways, among others:

  . our directory services compete with AnyWho? (a division of AT&T), GTE
    SuperPages, Switchboard, ZIP2 (which was acquired by Compaq), various RBOCs' directory services, infoUSA's Lookup USA, City Search's Sidewalk and Yahoo! Yellow Pages and White Pages;

  . other information services we provide, such as classifieds, horoscopes and real-time stock quotes, compete with specialized content providers;

  . our U.K. joint venture competes with British Telecom's YELL service and Scoot (UK) Limited in directory services; Inktomi and Autonomy in infrastructure services, Excite, Yahoo! and MSN in syndication; Shopguide, Shopsmart and Yahoo! shopping for merchant services and various specialized content providers for information services;

  . our community and communication services compete with services offered by Internet portals such as AOL, Yahoo!, and Excite, as well as specialized content service providers such as Hotmail;

  . our merchant services compete with e-tailers such as Amazon.com, portals such as AOL, Yahoo! and MSN and merchant aggregators such as Big Step and Microsoft's Bcentral; and

  . our wireless services compete with portals such as AOL, Yahoo!, MSN and Lycos, and with specialized content providers.

  We expect that in the future we will experience competition from other Internet services companies and providers of Internet software, including Microsoft, Yahoo!, AOL, Excite, Disney/Infoseek, Lycos, Go2Net's MetaCrawler and NBC's Snap. Some of these companies are currently customers of ours, the loss of which could harm our business. We may also face increased competition from traditional media companies expanding onto the Internet.

  Many of our current customers have established relationships with certain of our current and potential future competitors. If our competitors develop information infrastructure services that are superior to ours or that achieve greater market acceptance than ours, our business will suffer.

Governmental Regulation

  Because of the increasing use of the Internet, the government may adopt laws and regulations relating to the Internet, addressing issues such as user privacy, pricing, content, taxation, copyrights, distribution and product and services quality.

  Recent concerns regarding Internet user privacy has led to the introduction of federal and state legislation to protect Internet user privacy. In addition, the Federal Trade Commission has initiated investigations and hearings regarding Internet user privacy which could result in rules or regulations that could adversely affect our business. As a result, we could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, or to distribute or collect user information.

  European legislation to protect Internet user privacy has not heretofore greatly impacted us. European countries may seek to more strictly enforce such legislation, which may prevent us from offering some or all of our services in some European countries.

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

  We may also be subject to the provisions of the recently enacted Communications Decency Act. This Act imposes substantial monetary fines and/or criminal penalties on anyone who distributes or displays certain prohibited material over the Internet. Although some court decisions have cast doubt on the constitutionality of this Act, it could subject us to substantial liability.

  These or any other laws or regulations that may be enacted in the future could have several adverse effects on our business. These effects include:

  . we may be subject to substantial liability, including fines and criminal penalties;

  . we could be prevented from offering certain products or services; and

  . the growth in Internet usage could be substantially limited.

  Government regulation may present a risk to our business. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Our Stock--We May Become Subject to Government Regulation."

Employees

  As of February 29, 2000, we had 330 employees. As of March 15, 2000, with the acquisition of Saraide.com, we had over 450 employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff and for personnel with experience in wireless services. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Our Stock--We Need to Manage Our Growth and Maintain Procedures and Controls" and "--We Depend on Key Personnel" and "--We Need to Hire Additional Personnel."

Executive Officers

  The following table sets forth certain information as of February 29, 2000 with respect to our executive officers:

 Name                                 Age Position
 ----                                 --- --------
 Naveen Jain.........................  40 Chief Executive Officer and Chairman
                                          of the Board
 Ashok Narasimhan....................  51 President, Merchant Services
 Arif Janjua.........................  44 President, Consumer Services
 Ellen B. Alben......................  37 Senior Vice President, Legal and
                                           Business Affairs and Secretary
 Tammy D. Halstead...................  36 Vice President, Acting Chief
                                           Financial Officer and Chief
                                           Accounting Officer
 Randy Massengale....................  42 Senior Vice President, Human
                                          Resources

  Naveen Jain founded InfoSpace in March 1996. Mr. Jain has served as our Chief Executive Officer since its inception, as its President since its inception to November 1998 and as its sole director from its inception to June 1998, when he was appointed Chairman of the Board upon the Board's expansion to five directors. From June 1989 to March 1996, Mr. Jain held various positions at Microsoft Corporation, including Group Manager for MSN, Microsoft's online service. From 1987 to 1989, Mr. Jain served as Software Development Manager for Tandon Computer Corporation, a PC manufacturing company. From 1985 to 1987, Mr. Jain served as Software Manager for UniLogic, Inc., a PC manufacturing company and from 1982 to 1985, he served as Product Manager and Software Engineer at Unisys Corporation/Convergent Technologies, a computer manufacturing company. Mr. Jain holds a B.S. from the University of Roorkee and a M.B.A. from St. Xavier's School of Management.

  Ashok Narasimhan joined InfoSpace in February 2000 as President of Merchant Services. He founded Prio, Inc. in March 1996 and served as Chairman and Chief Executive Officer. InfoSpace acquired Prio in February 2000. During the seven years prior to forming Prio, he was part of the core management team of VeriFone, where he served as Vice President of Product Development. Prior to VeriFone, he was the founding Chief Executive Officer of the computer businesses of Wipro, the largest computer, software and information technology company in India. He holds B.S. and a M.B.A. from Indian Institute of Management, associated with the Sloan School of Management at MIT.

  Arif Janjua joined InfoSpace.com, Inc. in December 1999 as President of Consumer Services. From February 1999 to November 1999, he was General Manager of North American operations at Saraide. Prior to Saraide, from 1995 to 1999, he was a Vice President at A.T. Kearney, a global management consulting firm, where he led the firm's high technology practice. Prior to that, Mr. Janjua was Director of Business Operations at a leading graphics semiconductor firm, S3, where he had marketing responsibility for all desktop products. From 1991 to 1994, Mr. Janjua was a senior manager with Gemini Consulting, specializing in the communications and computer industry. From 1985 to 1989, Mr. Janjua was Director of Marketing at the Imaging and Graphics Division of Gould Electronics. From 1981 to 1985, Mr. Janjua was Product Marketing Manager at International Imaging Systems. He holds a B.S and M.S. in Electrical Engineering from University of Windsor, Canada and an M.B.A. from University of California, Berkeley.

  Ellen B. Alben joined InfoSpace in May 1998 as Vice President, Legal and Business Affairs and Secretary, and became a Senior Vice President in September 1999. From April 1997 to May 1998, she was a senior attorney with Perkins Coie LLP. From September 1996 to April 1997, Ms. Alben served as a consultant to Paragon Trade Brands, Inc., a private-label diaper manufacturer, and as special securities counsel to companies raising private financing. From September 1995 through June 1996, she served as Vice President, General Counsel and Secretary of Paragon Trade Brands. Paragon Trade Brands filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in January 1997. From July 1994 to September 1995, she served as Senior Associate Counsel of The Hillhaven Corporation, a nursing home provider, and from June 1993 to July 1994 she served as Associate Counsel of Hillhaven. Prior to joining Hillhaven, Ms. Alben was in private practice, specializing in corporate securities, finance, and mergers and acquisitions. She holds a B.A. from Duke University and a J.D. from Stanford Law School.

  Tammy D. Halstead joined InfoSpace in July 1998 as Corporate Controller. In December 1998, she was appointed Vice President and Chief Accounting Officer, and in November 1999 she became Acting Chief Financial Officer. From March 1997 to June 1998, she worked at the Seattle office of USWeb Corporation, an Internet professional services firm, where she served as Director of Finance and Administration and later as Vice President, Finance and Administration. From April 1996 to March 1997, she was the Director of Finance and Administration at Cosmix, Inc., which was acquired by USWeb Corporation in March 1997. From December 1993 to February 1996, she served as Controller of ConnectSoft, Inc., a software development company. Prior to joining ConnectSoft, Inc., she spent eight years in private industry with a division of Gearbulk Ltd., an international shipping company, and in public accounting with Ernst & Whinney (now Ernst & Young LLP). She holds a B.A. in Business Administration from Idaho State University and is a licensed CPA.

  Randy Massengale joined InfoSpace in December 1998 as Vice President of Human Resources and became Senior Vice President of Human Resources in September 1999. From 1992 to 1998 he was employed by Microsoft Corporation in human resources as Director of Diversity. From 1985 to 1992 he was employed by John Fluke Manufacturing Company Inc., a provider of general purpose electronic test and measurement equipment located in Everett, Washington. Prior to that he worked as a Recruiter for Intel Corp. and as Senior Human Resources Specialist at Tektronix Inc. Mr. Massengale holds a B.A. degree from Lewis and Clark College and a M. S. in Management from Antioch University.

                    FACTORS AFFECTING OUR OPERATING RESULTS,
                  BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

  In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors. These risks may impair our operating results and business prospects and the market price of our stock. This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding our business and growth strategy, the expected demand for and benefits of our Internet information infrastructure services for our affiliates, advertisers, content providers and distribution partners anticipated benefits from the business and technologies we have acquired or intend to acquire, future carriage fees, increased advertising and public relations expenditures, increased operating expenses and the reasons for such increases, expected operating losses, increased product development expenditures, increased costs of revenues, increased product development expenses, increased sales and marketing expenses, increased general and administrative expenses, anticipated capital equipment expenditures and anticipated cash needs. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. The risks set forth below and elsewhere in this report could cause actual results to differ materially from those projected.

We Have a Limited Operating History and a History of Losses.

  We have a limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses from our inception in March 1996 through December 31, 1999. At December 31, 1999, we had an accumulated deficit of approximately $35.7 million. We expect to incur operating losses on a quarterly basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

  . develop and maintain strategic relationships with potential affiliates, distribution partners and content providers;

  . identify and acquire the rights to additional content, technology and services;

  . successfully integrate new features with our consumer, merchant and wireless services;

  . expand our sales and marketing efforts, including relationships with third parties to sell our merchant services;

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

  . the cost of acquiring and the availability of content, technology and services;

  . the growth and overall level of demand for consumer, merchant and wireless services;

  . our ability to attract and retain advertisers, content providers, affiliates and distribution partners;

  . seasonal trends in Internet usage and advertising placements;

  . the amount and timing of fees we pay to our affiliates to include our information services on their Web sites and wireless devices;

  . the productivity of our direct sales force and the sales forces of our distribution partners;

  . the amount and timing of increased expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

  . our ability to continue to enhance, maintain and support our technology;

  . the result of litigation that is currently ongoing against InfoSpace, or any litigation that is filed against us in the future;

  . our ability to attract and retain personnel;

  . our ability to successfully integrate and manage newly acquired companies;

  . the introduction of new or enhanced services by us, our affiliates or distribution partners, or other companies that compete with us or our affiliates;

  . price competition or pricing changes in Internet information infrastructure services, such as ours;

  . technical difficulties, system downtime, system failures or Internet brown-outs;

  . political or economic events and governmental actions affecting Internet operations or content; and

  . general economic conditions and economic conditions specific to the Internet.

  If one or more of these factors or other factors occur, our business could suffer.

  In addition, because InfoSpace.com only began operations in March 1996, and because the market for Internet infrastructure services such as ours is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our sales and marketing, research and development and general and administrative expenses in the year 2000. Our expenses are partially based on our expectations regarding future revenues and estimated expenses from our acquisitions, which are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

Pending and Potential Acquisitions Involve Risks.

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

  . diverting management's attention from other business concerns;

  . impairing relationships with our employees, affiliates, advertisers, content providers and distribution partners;

  . being unable to maintain uniform standards, controls, procedures and policies;

  . entering markets in which we have no direct prior experience; and

  . losing key employees of the acquired company.

  We may not be able to successfully integrate the technology and personnel we have acquired or the other businesses, technologies or personnel that we acquire in the future. We and the businesses acquired by us may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to us. We have retained, and may in the future retain, existing management of acquired companies or technologies, under the overall supervision of our senior management. The success of the operations of these acquired companies and technologies will depend, to a great extent, on the continued efforts of the management of the acquired companies.

We Need to Manage Our Growth and Maintain Procedures and Controls.

  We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from 15 at January 1, 1998 to 330 at February 29, 2000. As of March 15, 2000, with the acquisition of Saraide, we have over 450 employees. We now have offices in Redmond, Washington, San Francisco and Mountain View, California, New York City and Rochester, New York, and Toronto, Canada, With the acquisition of Saraide, we have added offices in San Mateo, California, Dallas, Texas, Ottawa, Canada, Papendrecht, Netherlands, and London, UK. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. We do not have experience managing multiple offices with multiple facilities and personnel in disparate locations. As a result, we may not be able to effectively manage our resources, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources. We have recently added a number of key managerial, technical and operations personnel and we expect to add additional key personnel in the near future. We also plan to continue to significantly increase our employee base. These additional personnel may further strain our management resources.

  Our relationships with affiliates and distribution partners, content providers and advertisers are subject to frequent change. Prior to implementing procedures and controls in this area, these changes were often informal. In particular, we may have failed to perform our obligations under certain commercial contracts that may have been modified or terminated by verbal agreement. We believe that any failure to perform our obligations was not significant. This practice of the modification or termination of past written agreements by verbal agreement has resulted, and may result in the future, in disputes regarding the existence, interpretation and circumstances regarding modification or termination of commercial contracts. We are currently involved in litigation with Internet Yellow Pages, Inc., a direct marketing company with which we had a cooperative sales relationship, and have received other claims. If our relationships with affiliates and distribution partners, content providers and advertisers evolve in an adverse manner, if we get into contractual disputes with affiliates and distribution partners, content providers or advertisers or if any agreements with such persons are terminated, our business could suffer. See "Business--Legal Proceedings."

  The rapid growth of our business has strained our ability to meet customer demands and manage the growing number of affiliate relationships. In addition, our affiliate relationships are also growing in their size and complexity of services. As a result of the growth in the size, number, and complexity of our relationships we may be unable to meet the demands of our customer relationships, which could result in the loss of customers, subject us to penalties under our affiliate agreements and harm our business reputation.

  To manage the expected growth of our operations and personnel, we must continue maintaining and improving or replacing existing operational, accounting and information systems, procedures and controls.

Further, we must manage effectively our relationships with various Internet content providers, distribution partners, wireless carriers, advertisers, affiliates and other third parties necessary to our business. If we are unable to manage growth effectively, our business could suffer. See "--We Are Subject to Pending Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Employees" and "-- Our Executive Officers."

We Rely on Advertising and Transaction Revenues.

  We derive a significant amount of our revenues from the sale of national and local advertisements, transaction fees and promotions from our affiliates who use our consumer services, and we expect this to continue for the first half of 2000. Our ability to increase and diversify our revenues will depend upon a number of factors, including the following:

  . the acceptance of the Internet as an advertising medium by national and local advertisers;

  . the acceptance and regular use of our information infrastructure services by a large number of users who have demographic characteristics that are attractive to advertisers;

  . the availability of attractive advertising space within our private label solutions;

  . the ability of our business development and sales personnel to effectively sell our broad suite of consumer, merchant and wireless services;

  . the development of the Internet as an attractive platform for electronic commerce;

  . the use of our integrated merchant tools by small and medium sized online and offline merchants;

  . the adoption of our wireless services and solutions by wireless carriers and device manufacturers; and

  . the use of our information services by subscribers on their wireless devices.

We Rely on Our Relationships with Affiliates.

  We will be able to continue generating revenues from advertising, transaction fees and promotions only if we can secure and maintain distribution for our information infrastructure services on acceptable commercial terms through a wide range of affiliates. In particular, we expect that a limited number of our affiliates, including, America Online, Inc., or AOL, its CompuServe and Digital City divisions and its Netscape Communications subsidiary and Microsoft Network, LLC will account for a substantial portion of our affiliate traffic. Our distribution arrangements with our affiliates typically are for limited durations of between six months and two years and automatically renew for successive terms thereafter, subject to termination on short notice. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We generally share with each affiliate a portion of the revenues generated by advertising on the Web pages that deliver our content services. We pay carriage fees to certain affiliates, including AOL. These relationships may not be profitable or result in benefits to us that outweigh the costs of the relationships. In addition, if we lose a major affiliate, we may be unable to timely or effectively replace the affiliate with other affiliates with comparable traffic patterns and user demographics. The loss of any major affiliate could harm our business.

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

  Fluid and intense competition in the sale of advertising on the Internet has led different vendors to quote a wide range of rates and offer a variety of pricing models for various advertising services. As a result, we have difficulty projecting future advertising revenues and predicting which pricing models advertisers will adopt. For example, if many advertisers based their advertising rates on the number of click throughs from our information services to their Web pages, instead of solely on the number of impressions received, our revenues could decrease. There are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and standards may not develop sufficiently to support Internet advertising as a significant advertising medium. We typically base our advertising rates on the number of impressions received, and our advertising customers may not accept our measurements or such measurements may contain errors.

  Industry analysts and others have made many predictions concerning the growth of the Internet as a commercial medium. Many of these historical predictions have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In addition, if a large number of consumers use "filter" software programs that limit or remove advertising from the Web, advertisers may choose not to advertise on the Internet. If the commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our business will suffer. See "Business--Advertising."

We Rely on a Small Number of Customers.

  We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future.

  Our top ten customers represented 57% of our revenues in 1999 and 48% of our revenues for 1998. In particular, 800-U.S. Search, Inc. accounted for approximately 21% of our revenues for the years ended December 31, 1999 and 1998. If we lose any of these customers, including 800-U.S. Search in particular, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Our Advertising Arrangements Involve Risks.

  We typically sell national advertisements pursuant to short-term agreements of less than six months. As a result, our national advertising customers could cancel these agreements, change their advertising expenditures or buy advertising from our competitors on relatively short notice and without penalty. Because we derive, and expect to continue to derive, a large portion of our consumer services revenues from sales of national advertising, these short-term agreements expose us to competitive pressures and potentially severe fluctuations in our financial results.

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

  . our potential inability to meet the guarantees we make to our customers;

  . our allocation of resources to create customized advertising that may not result in successful advertisements;

  . a requirement to forego advertising from potential customers whose advertisements would conflict with those of other customers; and

  . a potential limitation on availability of additional advertising space.

  Any of these results could harm our financial results.

We Depend on Third Parties for Content.

  We typically do not create our own content. Rather, we acquire rights to information from more than 85 third-party content providers, and our future success is critically dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers.

  We typically license content under short-term arrangements that do not require us to pay royalties or other fees for the use of the content. However, we do enter into revenue-sharing arrangements with certain content providers, and we pay certain content providers a one-time fee, a periodic fee or a fee for each query from Web users. In the future, we expect that certain of our content providers will likely demand a greater portion of advertising revenues or increase the fees that they charge us for their content. If we fail to enter into and maintain satisfactory arrangements with content providers, our business will suffer. See "--We Need to Manage Our Growth and Maintain Procedures and Controls."

We Depend on Key Personnel.

  Our performance depends on the continued services of our executive officers and other key personnel, particularly within our merchant services and wireless services business areas. We maintain key person life insurance on Naveen Jain, our Chief Executive Officer, in the amount of $5.0 million. We do not maintain key person life insurance policies on any of our other employees. If we lose the services of any of our executive officers or other key employees, our business could suffer. See "Business--Employees" and "--Executive Officers."

We Need to Hire Additional Personnel.

  Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. We intend to hire a significant number of technical, sales and marketing, business development and administrative personnel during the next year. Our services and the industries to which we provide our services are relatively new, particularly with respect to our wireless and merchant services. As a result, qualified technical personnel with relevant experience to our business are scarce and therefore difficult to recruit. If we fail to successfully attract, assimilate and retain a sufficient number of qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer.

Our International Expansion Plans Involve Risks.

  A key component of our strategy is expanding our operations into international markets. We have entered into a joint venture agreement with Thomson Directories Limited to replicate our content, community and commerce services in Europe. The joint venture, TDL InfoSpace (Europe) Limited, has targeted the United Kingdom as its first market, and it launched content services in the third quarter of 1998. Under the joint venture agreement, each of us is obligated to negotiate with TDL InfoSpace and the other party to jointly offer content, community and commerce services in other European countries prior to offering such services independently or with other parties. In March 1999, we began providing content, community and commerce services to Canadian affiliates through our wholly-owned subsidiary, InfoSpaceCanada.com. We expect to launch InfoSpace.com India in 2000 to provide comprehensive localized consumer, merchant and wireless services to the Indian market. In addition, with our acquisition of Saraide, we expect to expand our wireless services into Europe, Japan and Canada.

  To date, we have limited experience in developing and syndicating localized versions of our information infrastructure services internationally, and we may not be able to successfully execute our business model in these markets. In addition, international markets experience lower levels of Internet usage and Internet advertising than the United States. We rely on our business partner in Europe for U.K. directory information and local sales forces and may enter into similar relationships if we expand into other international markets. Accordingly, our success in these markets will be directly linked to the success of our business partners in such activities. If our business partners fail to successfully establish operations and sales and marketing efforts in these markets, our business could suffer. See "Business--International Expansion."

  In addition, we face a number of risks inherent in doing business in international markets, including, among others:

  . unexpected changes in regulatory requirements;

  . potentially adverse tax consequences;

  . export controls relating to encryption technology;

  . tariffs and other trade barriers;

  . difficulties in staffing and managing foreign operations;

  . changing economic conditions;

  . exposures to different legal standards (particularly with respect to intellectual property and distribution of information over the Internet);

  . burdens of complying with a variety of foreign laws;

  . fluctuations in currency exchange rates; and

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

  If any of these risks occur, our business could suffer.

Our Business Is Highly Competitive.

  We operate in the Internet information infrastructure services market, which is extremely competitive and is rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for Internet information infrastructure services are:

  . the ability to provide information and services of broad appeal, which is likely to result in increased user traffic and increase the brand name value of the Web sites and wireless devices to which the services are provided;

  . the ability to meet the specific information and service demands of a particular Web site or wireless devices;

  . the cost-effectiveness and reliability of the consumer, merchant and wireless information services;

  . the ability to provide consumer, merchant and wireless information services that are attractive to advertisers and end users;

  . the ability to achieve comprehensive coverage of a particular category of information or services; and

  . the ability to integrate related information to increase the utility of the consumer, merchant and wireless information services offered.

We compete, directly or indirectly, in the following ways, among others:

  . our directory services compete with AnyWho? (a division of AT&T), GTE
    SuperPages, Switchboard, ZIP2 (which was recently acquired by Compaq), various RBOCs' directory services, infoUSA's Lookup USA, City Search Sidewalk and Yahoo! Yellow Pages and White Pages;

  . other information services we provide, such as classifieds, horoscopes and real-time stock quotes, compete with specialized content providers;

  . our U.K. joint venture competes with British Telecom's YELL service and Scoot (UK) Limited in directory services; Inktomi and Autonomy in infrastructure services, Excite, Yahoo! and MSN in syndication; Shopguide, Shopsmart and Yahoo! shopping for merchant services and various specialized content providers for information services;

  . our community services compete with services offered by Internet portals such as AOL, Yahoo! and Excite, as well as specialized content service providers such as Hotmail;

  . our merchant services compete with e-tailers such as Amazon.com, portals such as AOL, Yahoo! and MSN, and merchant aggregators such as Big Step and Microsoft's Bcentral; and

  . our wireless commerce services compete with portals such as AOL, Yahoo!, MSN and Lycos, and with specialized content providers.

  We expect that in the future we will experience competition from other Internet services companies and providers of Internet software, including Microsoft, Yahoo!, AOL, Excite, Disney/Infoseek, Lycos, Go2Net's MetaCrawler and NBC's Snap. Some of these companies are currently customers of ours, the loss of which could harm our business. We may also face increased competition from traditional media companies expanding onto the Internet.

  Many of our current customers have established relationships with certain of our current and potential future competitors. If our competitors develop Internet information infrastructure services that are superior to ours or that achieve greater market acceptance than ours, our business will suffer.

Our Business Relies on the Performance of Our Systems.

  Our success depends, in part, on the performance, reliability and availability of our consumer, merchant and wireless services. Our revenues depend, in large part, on the number of users that access our consumer, merchant and wireless services. Our computer and communications hardware is currently located at our main headquarters in Redmond, Washington.

  With the acquisitions of Prio and Saraide, we will have data centers in Mountain View, California serving the promotions technology, Dallas, Texas serving wireless customers in North America, and Papendrecht, Netherlands serving wireless customers in Europe. None of our data centers are currently redundant. Our success on a global basis will depend in part on our ability to create carrier class infrastructure systems and build network operations centers worldwide that can support the delivery of integrated consumer, merchant and wireless services and the expected growth of these services. We may be unable to develop or successfully manage the infrastructure necessary to meet current demands for reliability and scalability of our systems.

  The Company has entered into Service Level Agreements with certain merchant services distributors including merchant banks and most of our wireless customers. These agreements call for system up times, 24/7 support and include penalties for non-performance. We may be unable to fulfill these commitments, which would subject us to penalties under our agreements, harm our reputation and could result in the loss of customers and distributors, which would harm our business.

  Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We do not have a formal disaster recovery plan, and we do not carry business interruption insurance that is adequate to compensate us for all the losses that may occur. In addition, systems that use sophisticated software may contain bugs, which could also interrupt service. Any system interruptions resulting in the unavailability of our consumer, merchant and wireless services would reduce the volume of users able to access our consumer, merchant and wireless services and the attractiveness of our service offerings to our affiliates, advertisers and content providers, which could harm our business.

Our Industry Is Experiencing Consolidation.

  The Internet industry has recently experienced substantial consolidation. For example, AOL has acquired Netscape and has agreed to acquire Time-Warner, At Home has acquired Excite, and Compaq has acquired ZIP2. We expect this consolidation to continue. These acquisitions could affect us in a number of ways, including:

  . companies from whom we acquire content could be acquired by one of our competitors and stop licensing us content;

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

  On February 8, 2000, we reached a settlement with an alleged former employee. Under the terms of the settlement, the alleged employee received a cash payment of $10.5 million.

  On December 15, 1999, a complaint was filed against us by a former employee alleging claims for breach of contract, fraud, negligent misrepresentation, and promissory estoppel. The former employee contends he agreed to work for us on the basis of certain misrepresentation, that he entered into an agreement with the Company that entitles him to an option to purchase 150,000 shares of the Company's common stock, and that he was terminated without cause. The former employee is seeking the right to purchase the shares of stock, unspecified compensatory and punitive damages, and litigation costs and attorney's fees.

  On December 23, 1998, we filed a complaint against Internet Yellow Pages, Inc., or IYP, and Greg Crane, asserting claims for (a) account stated, (b) breach of contract, and (c) fraud. IYP has asserted counterclaims against us for breach of contract, fraud, extortion and violation of the Consumer Protection Act (RCW 19.86), and seeks relief consisting of $1,500,000 and other unquantified money damages, punitive damages, treble damages and attorney's fees.

  We believe we have meritorious defenses to all of these claims against us. Nevertheless, litigation is inherently uncertain, and we may not prevail in these suits.

  We had discussions with a number of individuals in the past regarding employment by us and also hired and subsequently terminated a number of individuals as employees or consultants. Furthermore, primarily during our early stage of development, our procedures with respect to the manner of granting options to new employees were not clearly documented. As a result of these factors, and in light of the receipt of the above claims, we have in the past received, and may in the future receive, similar claims from one or more individuals asserting rights to acquire shares of our stock or to receive cash compensation. We cannot predict whether such future claims will be made or the ultimate resolution of any currently outstanding or future claim See "Item
3. Legal Proceedings."

We Rely on Internally Developed Software and Systems.

  We have developed custom software for our network servers and our private label solutions. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix. We must expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our Web site or our affiliates' Web sites increases substantially. In addition, as we continue to expand our merchant and wireless services, we may have to significantly modify our systems. We could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our consumer, merchant and wireless services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business.

Rapid Technological Change Affects Our Business.

  Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize our market. Our market's early stage of development exacerbates these characteristics. Our future success depends in significant part on our ability to develop and introduce compelling services on a timely and competitive basis and to improve the performance, content and reliability of our consumer, merchant and wireless services in response to both the evolving demands of the market and competitive product offerings. Our efforts in these areas may not be successful. If a large number of affiliates adopt new Internet technologies or standards, we may need to incur substantial expenditures modifying or adapting our enabling technologies and Internet information infrastructure services.

We Rely on the Internet System Infrastructure.

  Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic commerce, our business could suffer.

We Receive Information that May Subject Us to Liability.

  We obtain content and commerce information from third parties. When we integrate and distribute this information over the Internet, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement and product or service liability. Many of the agreements by which we obtain content do not contain indemnity provisions in favor of us. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. We carry general business insurance, however, this coverage may be inadequate.

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

Our Networks Face Security Risks.

  Even though we have implemented security measures, our networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our Internet operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement industry-standard security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing Web pages that deliver our content services, any of which could harm our business. See "Business--Technology and Infrastructure--Data Network Infrastructure".

  Users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. As we expand our merchant services, we intend to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to securely transmit confidential information, such as member profiles and customer credit card numbers. Users could possibly circumvent the measures we take to protect customer transaction data. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Any compromise of our security could harm our business.

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

  Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. From time to time, we have received, and we may receive in the future, notice of claims of infringement of other parties' proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer. See "Business--Intellectual Property" and "Item 3. Legal Proceedings."

We May Become Subject to Governmental Regulation.

  Because of the increasing use of the Internet, the government may adopt laws and regulations with regard to the Internet covering issues such as user privacy, pricing, content, taxation, copyrights, distribution and product and services quality. For a description of certain risks relating to government regulation, see "Business--Governmental Regulation."

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

  . the cash requirements of entities we have acquired;

  . the number and amount of investments we make in privately held technology companies;

  . the rate at which we expand internationally; and

  . the response of competitors to our service offerings.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Management Owns a Large Percentage of Our Stock.

  As of February 29, 2000, our officers, directors and affiliated persons beneficially owned approximately 38% of our common stock. Naveen Jain, our Chief Executive Officer, currently beneficially owns approximately 29% of our common stock. As a result, our officers, directors and affiliated persons may effectively be able to:

  . elect, or defeat the election of, our directors;

  . amend or prevent amendment of our Certificate of Incorporation or Bylaws;

  . effect or prevent a merger, sale of assets or other corporate transaction; and

  . control the outcome of any other matter submitted to the stockholders for vote.

  Our public stockholders may have little control over the outcome of such transactions. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of InfoSpace, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our Stock Price Has Been and May Continue to be Volatile.

  The trading price of our common stock has been and is likely to continue to be highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $7.50 to $277.00. Our stock price could be subject to wide fluctuations in response to factors such as the following:

  . actual or anticipated variations in quarterly results of operations;

  . the addition or loss of affiliates, distribution partners or content providers;

  . announcements of technological innovations, new products or services by us or our competitors;

  . changes in financial estimates or recommendations by securities analysts;

  . conditions or trends in the Internet and online commerce industries;

  . changes in the market valuations of other Internet, online service or software companies;

  . our announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  . additions or departures of key personnel;

  . sales of our common stock;

  . general market conditions; and

  . other events or factors, many of which are beyond our control.

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

You Should Not Rely on Forward-looking Statements.

  You should not rely on forward-looking statements in this report. This report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue," and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results and the Internet information infrastructure services industry results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this report.

Item 2. Properties

  Prior to the acquisitions of Saraide and Prio, our principal administrative, engineering, marketing and sales facilities total approximately 16,864 square feet and are located in Redmond, Washington. Under the current lease, which commenced on July 13, 1998, and expires on August 31, 2003, we pay a monthly base rent of $19,775 through August 2001 and $22,030 during the final two years of the lease. We have both the right to extend the term of this lease for an additional 60 months and the right of first opportunity on adjacent expansion space. Under this right of first opportunity we have expanded into an additional 6,587 square foot space at a rate of $7,875 per month under a sublease that expires on April 30, 2000. We will be relocating to significantly larger facilities in the second quarter of 2000 under a lease for a new principal administrative, engineering, marketing and sales facility located in Bellevue, Washington totaling approximately

108,000 square feet. Under the five-year lease which is projected to commence in May 2000, we will pay a monthly base rent of $199,783 per month during the first two years, $208,864 per month during the second two years and $217,864 per month during the final year. We maintain a sales office housed in an approximately 2,271-square-foot space in San Francisco, California under a lease that expires on November 30, 2001 with a monthly base rent of $5,299. We also maintain a sales office in New York City for 1,900 square feet with a monthly base rent of $3,667, under a lease that expires April 2004. Under the lease at our former location in Redmond, we paid an aggregate rent of $28,840 for the first seven months of 1998 and an aggregate rent of $49,440 during 1997. We do not own any real estate.

  With the acquisitions of Saraide and Prio, we now have facilities in Mountain View, California, San Mateo, California, Dallas, Texas, Ottawa, Canada, Papendrecht, Netherlands and London, UK.

  Substantially all of our computer and communications hardware is located at our facilities in Redmond, Washington and we also lease redundant network facilities at two locations in the Seattle, Washington area under a month-to-month agreement and an agreement that expires in July 2001. We intend to install additional hardware and high-speed Internet connections at a location outside the West Coast as well as in the United Kingdom to support our joint venture, TDL InfoSpace.

  Our systems and operations at these locations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Our Stock--Our Business Relies on the Performance of Our Systems."

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

  On December 15, 1999, a complaint was filed against us on behalf of a former employee in federal court in New Jersey alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, and promissory estoppel. The former employee contends he agreed to work for InfoSpace on the basis of certain misrepresentations, that he entered into an agreement with us that entitles him to an option to purchase 150,000 shares of our common stock, and that he was terminated without cause. The former employee seeks (1) the right to purchase 150,000 shares of our common stock, (2) unspecified compensatory and punitive damages, and (3) litigation costs and attorney's fees. On January 31, 2000, we answered the complaint, denying the claims. Discovery is ongoing, and trial is set for September 2000. We are currently investigating the claims at issue and believe we have meritorious defenses to such claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

  On February 18, 1999, a former consultant filed a complaint in the Superior Court for Santa Clara County, California alleging, among other things, that he had the right in connection with his consulting to the Company to purchase 56,924 shares of our common stock. We settled this lawsuit in September 1999. Under the settlement, the former consultant was permitted to purchase 33,012 shares of our common stock at a price of $.05 per share.

  On January 26, 1999, Civix-DDI, LLC filed a complaint in the U.S. District Court in Colorado against us and 19 other defendants for infringement of two patents relating to electronic mapping systems. In July 1999 we settled this litigation by entering into a license agreement for these patents, pursuant to which we made a single lump sum royalty payment.

  On December 23, 1998, we initiated litigation against Internet Yellow Pages, Inc. ("IYP") by filing suit in United States District Court for the Western District of Washington. On February 3, 1999, we served a first amended complaint on IYP and Greg Crane, an agent of IYP, in which we asserted claims for

(a) account stated, (b) breach of contract, and (c) fraud. On March 5, 1999, IYP answered our complaint in the Washington action, and asserted claims for breach of contract, fraud, extortion and Consumer Protection Act violations. IYP seeks relief consisting of $1,500,000 and other unquantified money damages, treble damages under the CPA, and attorneys' fees. Discovery is ongoing. We are currently investigating the claims at issue and believe we have meritorious defenses to such claims. Nevertheless, litigation is uncertain and we may not prevail in these suits. Trial is set for April 2000, but the parties are finalizing an agreement to dispose of the case through a streamlined mini-trial before a federal magistrate.

  On December 7, 1998, a complaint was filed against us on behalf of an alleged former employee in Superior Court for Suffolk County in the Commonwealth of Massachusetts alleging that he was terminated without cause and that he entered into an agreement with us that entitles him to an option to purchase 4,000,000 shares of our common stock or 10% of our equity. We settled this lawsuit in February 2000. Under the settlement, we made a cash payment of $10.5 million.

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market for Our Common Stock

  Our common stock has traded on the Nasdaq National Market under the symbol "INSP" since December 15, 1998, the date of the initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and lows sales prices for the Company's Common Stock for the periods indicated:

                                                                High     Low
                                                              -------- --------
For the quarter ended:
  December 31, 1999.......................................... $ 108.50 $ 19.375
  September 30, 1999......................................... $ 29.469 $18.4375
  June 30, 1999.............................................. $36.3125 $ 17.625
  March 31, 1999............................................. $24.8125 $  7.125
  December 31, 1998 (from December 15, 1998)................. $  13.00 $   3.75

  The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

  As of March 15, 2000, the approximate number of stockholders of record of Common Stock was 397. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock--Our Stock Price Has Been and May Continue to be Volatile."

Recent Sales of Unregistered Securities

  Since October 1, 1999 we issued and sold unregistered securities as follows:

    (a) In connection with our acquisition of INEX Corporation, on October 14, 1999, we issued 185,226 shares of our common stock to some of the former shareholders of INEX in exchange for their shares of capital stock in INEX. InfoSpace.com Canada Holdings Inc., our wholly owned indirect subsidiary, issued 540,001 Exchangeable Shares to some of the former shareholders of INEX in exchange for their shares of capital stock of INEX. The Exchangeable Shares are exchangeable on a one-to-one basis into shares of our common stock. The shares of our common stock and the Exchangeable Shares were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") under Section 3(a)(10) of the Securities Act.

    (b) In connection with our acquisition of Union-Street.com, Inc., on October 14, 1999, we issued 873,294 shares of our common stock to the former shareholders of Union-Street.com, Inc. in exchange for all of the outstanding capital stock of Union-Street.com. We issued these shares pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act.

    (c) In connection with our acquisition of eComLive, Inc., on December 16, 1999, we issued 711,248 shares of our common stock to the former stockholders of eComLive in exchange for all outstanding shares and options to purchase shares of eComLive, Inc. We issued these shares pursuant to an exemption from registration under Section 4(2) of the Securities Act.

    (d) In connection with our acquisition of Zephyr Software Inc., on December 29, 1999, we issued 333,912 shares of our common stock to the former stockholders of Zephyr Software in exchange for all of the outstanding shares of capital stock of Zephyr Software. We issued these shares pursuant to an exemption from registration under Section 4(2) of the Securities Act.

  No underwriters were used in connection with these sales and issuances.

Report of Offering of Securities and Use of Proceeds Therefrom

  In December 1998, we completed a firm commitment underwritten initial public offering of, 23,000,000 shares (the "Shares") of our Common Stock, including 3,000,000 shares related to the underwriter's over-allotment option, at a price of $3.75 per share (as adjusted for two-for-one stock splits effected by the Company in May 1999 and January 2000). The Shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (No. 333- 62323), which was declared effective on December 15, 1998. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds of approximately $77,800,000.

  Pending their use, we have invested the net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. We have used the net proceeds of our initial public offering for general corporate purposes, including for working capital, and to a lesser extent, to acquire assets from Active Voice Corporation, to invest in a variety of private and early stage public Internet companies and to make settlement payments in connection with litigation.

Item 6. Selected Consolidated Financial Data

  The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

                                               Year Ended December 31,
                                           -----------------------------------
                                             1999      1998     1997     1996
                                           --------  --------  -------  ------
                                                (in thousands, except
                                                   per share data)
Consolidated Statements of Operations
 Data:
  Revenues................................ $ 36,907  $  9,623  $ 1,743  $  199
  Cost of revenues........................    5,259     1,635      419      96
                                           --------  --------  -------  ------
  Gross profit............................   31,648     7,988    1,324     103
  Operating expenses:
    Product development...................    3,189     1,245      383     149
    Sales and marketing...................   23,695     6,286    1,477     257
    General and administrative............    9,688     4,575      944     234
    Amortization of intangibles...........    3,223       710       64      --
    Acquisition and related charges ......   13,250     2,800       --      --
    Other--non-recurring charges .........   11,359     4,500      137      --
                                           --------  --------  -------  ------
      Total operating expenses............   64,404    20,116    3,005     640
                                           --------  --------  -------  ------
  Loss from operations....................  (32,756)  (12,128)  (1,681)   (537)
  Other income, net.......................   11,074       434       20      21
  Equity in loss from joint venture.......      (12)     (125)      --      --
                                           --------  --------  -------  ------
  Net loss ............................... $(21,694) $(11,819) $(1,661)    516
                                           ========  ========  =======  ======
  Basic and diluted net loss per share.... $  (0.23) $  (0.22) $ (0.04) $(0.01)
                                           ========  ========  =======  ======
  Shares used in computing basic net loss
   per share..............................   93,566    54,847   44,114  37,530
                                           ========  ========  =======  ======
  Shares used in computing diluted net
   loss per share.........................   93,566    54,847   44,341  37,530
                                           ========  ========  =======  ======

                                                         December 31,
                                                -------------------------------
                                                  1999     1998    1997   1996
                                                -------- -------- ------ ------
                                                        (in thousands)
Consolidated Balance Sheet Data:
  Cash and short-term investments ............. $154,176 $ 87,334 $  358 $  693
  Working capital..............................  164,603   86,342    424    788
  Total assets.................................  352,571  103,005  1,514  1,139
  Total stockholders' equity...................  331,627   94,724    792  1,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  You should read the following discussion and analysis in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this prospectus as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock," as well as those discussed elsewhere herein. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock--You Should Not Rely on Forward-Looking Statements." You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

  InfoSpace.com, Inc. is a global Internet information infrastructure services company. InfoSpace provides enabling technologies and Internet services to Web sites, merchants and wireless devices. We began operations in March 1996. During the period from inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our consumer services. Revenue in 1998 was also primarily generated through our consumer services. Throughout 1999, we have expanded our information infrastructure services to enhance our consumer, merchant and wireless services. The following provides greater detail on each of our service offerings:

  Consumer Services: We provide information of broad appeal to users of wireless devices and PC's including directories, sports, news and entertainment, financial data and traffic reports. We also offer an integrated platform of consumer services that includes community building services such as online address books, calendars, online chat and message boards and communication services including device independent e-mail and instant messaging. Our consumer services are designed for the end user and are distributed through wireless devices and Web sites.

  Revenues from our consumer services are generated from advertising, licensing fees and guaranteed transaction fees in lieu of revenue share.

  Merchant Services: We provide comprehensive end-to-end merchant services and an extensive distribution network that includes regional bell operating companies (known as RBOCs), merchant banks and other local media networks. Our end-to-end merchant services give merchants the ability to create, promote, sell and distribute their products and services across multiple channels through our broad distribution network. We have extensive reseller agreements with RBOCs, including BellSouth, SBC, Bell Atlantic, GTE and USWEST, merchant banks such as American Express and other local media networks such as newspapers and television and radio stations who provide our services to millions of local merchants worldwide.

  Our merchant services are based on of a comprehensive platform of technology that enables us to deliver unique services such as:

  . the online delivery of promotions to any device that can be used online and offline;

  . single-click buying from any Web site directly from a wireless device;

  . Page Express, which enables local merchants to create a Web presence;

  . StoreBuilder, which enables merchants to build on-line stores;

  . ActivePromotion, which enables merchants to create targeted product promotions and distribute them across our network;

  . ActiveShopper, which provides an open marketplace where consumers can find, research and purchase products from our merchant network.

  Revenues from our merchant services are primarily generated from commerce fees and licensing, including per store/per month or per promotion/per month fees.

  Wireless Services: Our wireless services are comprised of a comprehensive, integrated suite of wireless portal services that provide mobile users relevant information services such as real-time stock quotes and traffic reports, the ability to conduct secure commerce transactions including single click buying, communication services such as device-independent instant messaging and e-mail, personalization capabilities and location-based services that enable the user to search for location-based information such as the restaurant closest to the mobile user's current location. These services are distributed through wireless carriers, device manufacturers and software providers.

  Our wireless services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer and creating a barrier to switch. Revenues are primarily generated from the carrier and include licensing fees, per subscriber/per month fees in the U.S. and per query/per message fees in Europe and Japan. In addition, we receive commerce revenue for the transactions delivered on the wireless devices.

  All three of our services are built on our core technology platform and use the same operational infrastructure. We do not allocate development or operating costs to any of these services.

  In May 1997, we acquired Yellow Pages on the Internet, LLC, or YPI, a Washington limited liability company that provided Internet yellow pages directory information. In June 1998, we acquired Outpost, a Washington corporation engaged primarily in electronic commerce through the sale of cards and gifts via the Internet. In June 1999, we acquired the MyAgent technology and related assets from Active Voice Corporation. In October 1999, we acquired Union-Street.com, a provider of business services including private label e-mail, address book, calendar, personal home page, chat and message boards. In December 1999, we acquired eComLive.com, Inc., a provider of Web-based real-time collaboration and interaction solutions specialized for consumer-to-consumer, business-to-business and business-to-consumer vertical markets and Zephyr Software Inc., an infrastructure services company for the Indian market. These acquisitions were accounted for under the purchase method and, accordingly, are included in our operating results from the date of acquisition forward. The impact of the YPI acquisition on our consolidated statement of operations was not substantial. The acquisitions of Outpost, MyAgent, Union-Street and eComLive resulted in write-offs of in-process research and development and the recording of goodwill, assembled workforce and core technology. The acquisition of Zephyr Software resulted in the recording of goodwill. We have integrated these businesses and the acquired technologies with our other products and services.

  In October 1999, we acquired INEX Corporation, a developer of Internet commerce solutions designed for small and medium-sized merchants. This transaction was accounted for as a pooling of interests. The consolidated financial statements for the three years ended December 31, 1999 and the accompanying notes reflect the Company's financial position and results of operations as if INEX was a wholly-owned subsidiary since inception.

  In July 1998, we entered into a joint venture agreement with Thomson to form TDL InfoSpace to replicate our content, community and commerce services in Europe. TDL InfoSpace has targeted the United Kingdom as its first market, and content services were launched in the third quarter of 1998. Under the Web site services agreement, Thomson provides its directory information to TDL InfoSpace and sell Internet yellow pages advertising for the joint venture through its local sales forces. We also license our technology and provide hosting services to TDL InfoSpace. Thomson and we each purchased a 50% interest in TDL InfoSpace and are required to provide reasonable working capital to TDL InfoSpace. As of December 31, 1999, we had contributed $496,000 to the joint venture. We account for our investment in the joint venture under the equity method. For the years ended December 31, 1999 and 1998, we recorded a loss from the joint venture of $12,000 and $125,000, respectively.

  We have incurred losses since our inception and, as of December 31, 1999, we had an accumulated deficit of approximately $35.7 million. For the year ended December 31, 1999, our net loss totaled $21.7 million, including $13.2 million in acquisition and related charges associated with the acquisitions of eComLive, Union-Street, INEX and MyAgent Technology and $11.4 million in other non-recurring charges related to two lawsuit settlements. See "--Acquisitions and Item 3. Legal Proceedings." For the year ended December 31, 1998, our net loss totaled $11.8 million, including a $2.8 million write-off associated with our acquisition of Outpost and a $4.5 million cash payment to settle a lawsuit filed by a former employee. See "--Acquisitions and Item 3. Legal Proceedings."

  We believe that our future success will depend largely on our ability to continue to offer consumer, merchant and wireless solutions that are attractive to our existing and potential future affiliates and distribution partners. Accordingly, we plan to significantly increase our operating expenses in order to, among other things:

  . expand our affiliate network, which may require us to pay additional carriage fees to certain affiliates;

  . expand our sales and marketing operations and hire more salespersons;

  . increase our advertising and promotional activities;

  . develop and upgrade our technology and purchase equipment for our operations and network infrastructure;

  . expand internationally; and

  . expand our commerce, merchant and wireless services.

  After giving effect to our recent acquisitions, we expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. Although we have experienced sequential quarterly growth in revenues over the past ten quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth. For information on recent and pending acquisitions see "Acquisitions-- Subsequent to Year End and Pending."

Results of Operations for the Years Ended December 31, 1999, 1998 and 1997

  Revenues. Currently our revenue is derived from our consumer, merchant and wireless services. These include advertising, licensing fees, commerce transaction fees, and guaranteed transaction fees in lieu of revenue share. We tailor agreements to fit the needs of our advertisers, affiliates and distribution partners, and under any one agreement we may earn revenue from a combination of these sources. We also have agreements that utilize services from more than one of our areas of service. Revenues were $36.9 million the year ended December 31, 1999, $9.6 million the year ended December 31, 1998 and $1.7 million for the year ended December 31, 1997. The increases are primarily due to significant growth in our consumer and merchant services as a result of increased expansion of our affiliate network, which consists of more than 2,500 Web sites and wireless devices, increased traffic to our affiliate network that results in increased page views, increased use of our consumer, merchant and wireless services, as well as larger and longer term agreements with advertisers, affiliates and distribution partners. We entered into 286 new agreements with advertisers, affiliates and distribution partners during the year ended December 31, 1999.

  A portion of our revenues represents barter transactions resulting from our exchange with other companies of banner advertising space for reciprocal banner advertising space, for content licenses or for print advertising. Barter revenues totaled $948,000, or 3% of revenues for the year ended December 31, 1999, and $852,000, or 9% of revenues for the year ended December 31, 1998.

  Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our consumer, merchant and wireless services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues were $5.3 million, or 14% of revenues, for the year ended December 31, 1999 compared to $1.6 million, or 17% of revenues, for the year ended December 31, 1998 and $419,000, or 24% of revenues, for the year ended December 31, 1997. The absolute dollar increases are primarily attributable to personnel costs and other costs incurred in order to support greatly increased delivery of our consumer, merchant and wireless solutions, including communication lines, data licenses and equipment. We expect the absolute dollars spent on personnel, enhanced content and expanded communications will continue to increase for the foreseeable future.

  Product Development Expenses. Product development expenses consist principally of personnel costs, for research, design and development of the proprietary technology we use to integrate and distribute our consumer, merchant and wireless services. Product development expenses were $3.2 million or 9% of revenues for the year ended December 31, 1999, compared to $1.2 million or 13% of revenues, for the year ended December 31, 1998 and $383,000, or 22% of revenues, for the year ended December 31, 1997. These expenses have declined significantly as a percentage of revenues due to our rapid revenue growth. The increases in absolute dollars are primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional personnel who will develop and enhance our proprietary technology.

  On January 1, 1999 we adopted Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain product development costs to be capitalized and amortized over future periods, which, prior to the adoption of SOP 98-1, were expensed. For the year ended December 31, 1999, we capitalized approximately $340,000 of product development costs.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising expenses, trademark licensing, carriage fees and distribution revenue share paid to certain affiliates to include our content services on their Web sites, sales office expenses and travel expenses. Sales and marketing expenses were $23.7 million or 64% of revenues, for the year ended December 31, 1999 compared to $6.3 million or 65% of revenues, for the year ended December 31, 1998 and $1.5 million or 85% of revenues, for the year ended December 31, 1997. The absolute dollar increases from the prior year were primarily due to carriage fees paid to certain affiliates, increased advertising, expansion of our sales and business development teams in Redmond, San Francisco and New York and distribution revenue sharing.

  General and Administrative Expenses. General and administrative expenses consist primarily of salaries, fees for professional services, occupancy and general office expenses, B&O tax paid to the State of Washington on gross revenues and franchise tax paid to the State of Delaware on total assets and authorized shares. General and administrative expenses were $9.7 million or 26% of revenues, for the year ended December 31, 1999 compared to $4.6 million or 48% of revenues, for the year ended December 31, 1998 and $944,000 or 54% of revenues, for the year ended December 31, 1997. The absolute dollar increases were primarily due to increased staffing levels necessary to manage and support our expanding operations, expansion of our facilities and professional services. On a going forward basis, we will need to continue to strengthen our infrastructure to support our planned growth.

  Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademark and assembled workforce. Amortization of Intangibles was $3.2 million in 1999, compared to $710,000 in 1998 and $64,000 in 1997. The increases are a result of amortization of intangibles recorded from the acquisitions of Union-Street in October 1999, MyAgent technology acquisition in June 1999 and Outpost Network in July 1998. Intangibles in all three of these acquisitions include goodwill, core technology and acquired workforce. These assets are being amortized over a five-year period. In December 1999, we also acquired Zepher Software and eComLive. Amortization on the goodwill, core technology and assembled workforce for these two acquisitions will begin in January 2000. In the first quarter of 2000, we completed the acquisition of Saraide.com which will be accounted for as a purchase and have definitive agreements to acquire Millet Software and Orchest, Inc., both of which will be accounted for as purchases. These acquisitions will significantly increase our amortization of intangibles in 2000 and beyond. In the event we complete additional acquisitions, expenses relating to the amortization of intangibles could increase in the future.

  Acquisition and Related Charges. Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to acquisitions, such as legal and accounting fees. The acquisition and related charges in 1999 were one-time in-process research and development charges and costs incurred in the purchase acquisitions of eComLive, Union-Street and the My Agent technology. Also included in acquisition and other related charges in 1999 are the costs incurred in the acquisition of INEX, which was accounted for as a pooling of interests. Total in-process research and development charges in 1999 were $9.2 million. We expect to continue to pursue an aggressive growth strategy to enhance and expand our consumer, merchant and wireless services. We will incur acquisition and related charges in the first quarter of 2000 and future quarters related to the acquisitions we have completed and which are pending. In the event we complete additional acquisitions, we could incur additional acquisition and related charges in the future.

  Other Non-Recurring Charges. Other non-recurring charges in 1999 and 1998 consist of costs associated with litigation settlements. In February 2000, we reached a settlement with an alleged employee in a lawsuit for a cash payment of $10.5 million. We accrued and expensed this liability in 1999. On July 23, 1999, we settled a patent infringement claim in exchange for a lump sum royalty payment of $209,500. This expense was recorded in 1999. On February 22, 1999, we reached a settlement with a former employee for a cash payment of $4.5 million. We accrued and expensed this liability in 1998.

  Other Income, Net. Other income consists primarily of interest income for all periods. Other income was $11.1 million in 1999, $434,000 in 1998 and $20,000 in 1997. The increase from the prior years is primarily due to interest earned on higher average cash balances resulting from private financings in July and August of 1998, the net proceeds from our initial public offering completed in December 1998, and the net proceeds from our follow-on offering, which closed in April 1999.

  We have re-invested and will continue to re-invest part of our fixed income securities in equity investments. We anticipate that our expansion plans may require greater cash uses in 2000 than in prior years. With these two factors, we anticipate that our interest income from our fixed securities will decrease in 2000.

  Equity in Loss from Joint Venture. Equity in loss from joint venture consists of losses attributable to our 50% interest in TDL InfoSpace, our joint venture with Thomson in the United Kingdom. Our 1999 loss was $12,000, compared to $125,000 in 1998. The losses incurred in 1998 were primarily from start-up operating costs associated with the venture.

  Provision for Income Taxes. Net operating losses have been incurred to date on a cumulative basis, and no tax benefit has been recorded, as sufficient uncertainty exists regarding the realizability of the deferred tax assets.

Liquidity and Capital Resources

  From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Stock Purchase Rights Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. As of December 31, 1999, we had cash, cash equivalents and short-term investments of $154.2 million and long-term investments of $88.2 million.

  Net cash used by operating activities was $18.5 million in 1999. Cash used in operating activities for the year ended December 31, 1999 consisted primarily of net operating losses and increases in accounts receivable, notes receivable and prepaid expenses. These uses of cash were partially offset by increases in accrued expenses. Net cash used by operating activities was $2.7 million in 1998. Cash used in operating activities in 1998 consisted primarily of net operating losses and increases in accounts receivable and prepaid expenses. These uses of cash were partially offset by increases in accrued expenses. Net cash used by operating activities was $1.2 million in 1997, which was primarily comprised of the net loss.

  Net cash used by investing activities was $160.1 million in the year ended December 31, 1999. For 1999, cash used in investing activities was primarily comprised of business acquisitions, securities investments, other investments and purchase of fixed assets. The change in securities investments is primarily a result of investing proceeds from our follow-on offering in short and long-term investments. Net cash used in investing activities in 1998 was $78.7 million. This was primarily a result of investing the cash proceeds from the initial public offering in short and long-term investments. Net cash used by investing activities in 1997 was $225,000 and was primarily for the purchase of fixed assets.

  Cash provided by financing activities in 1999 was $193.0 million and was primarily comprised of our net proceeds from our follow-on offering in April 1999. Cash provided by financing activities in 1998 was $96.2 million. The 1998 net proceeds were primarily from our initial public offering and, to a lesser extent, from private placements of common stock. Cash provided by financing activities in 1997 was primarily from private placements of our common stock.

  We plan to use our cash for strategic investments and acquisitions, investments in internally developed technology and advertising and marketing initiatives. In addition, we are relocating our headquarter offices from Redmond, Washington to Bellevue, Washington in the second quarter of 2000. Included in the costs of this move is the construction of a new data center, tenant improvements and furniture. We will also purchase capital equipment for our headquarters and our other world-wide locations, including Mountain View, California; Dallas, Texas; Ottawa, Canada; and Pependrecht, Netherlands. We expect these capital expenditures to be approximately $29 million for the year 2000. These costs will be capitalized and amortized over their estimated useful lives.

  We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. See "Risk Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock--We May Require Additional Funding."

Factors Affecting Results of Operations

  Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations may be caused by several factors, many of which are beyond our control. These factors include:

  . the addition or loss of affiliates;

  . variable demand for our consumer, merchant and wireless services by our affiliates and distribution providers;

  . the cost of acquiring and the availability of content, technology and services;

  . the overall growth level of demand for consumer, merchant and wireless services;

  . our ability to attract and retain affiliates and distribution providers;

  . seasonal trends in Internet usage and advertising placements;

  . the amount and timing of fees we pay to our affiliates to include our consumer and merchant services on their Web sites;

  . the productivity of our direct sales force and the sales forces of our distribution partners;

  . the amount and timing of increased expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

  . our ability to continue to enhance, maintain and support our technology;

  . the result of litigation that is currently ongoing against InfoSpace or any litigation that is filed against us in the future;

  . our ability to attract and retain personnel;

  . the introduction of new or enhanced services by us or our affiliates, or other companies that compete with us or our affiliates;

  . price competition or pricing changes in Internet information infrastructure services, such as ours;

  . technical difficulties, system downtime, system failures or Internet brown-outs;

  . political or economic events and governmental actions affecting Internet operations or content; and

  . general economic conditions and economic conditions specific to the Internet.

  If one or more of these factors or other factors occur, our business could suffer.

  In addition, because we only began operations in March 1996, and because the market for Internet information infrastructure services such as ours is new and evolving, it is very difficult to predict future financial results. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

Acquisitions

  Zephyr Software Inc.: On December 29, 1999, we acquired all of the common stock of Zephyr Software Inc., a privately held company, and its wholly owned subsidiary Zephyr Software (India) Private Limited ("Zephyr") for a purchase consideration of 325,696 shares of our common stock and acquisition expenses of $539,512. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") No. 16. Results of operations for Zephyr have been included with our results of operations for the period subsequent to the date of acquisition.

  In this transaction, we assumed net liabilities of $20,690, issued shares with a fair value of $8,643,105 and incurred acquisition costs of $539,512. This acquisition resulted in our recording $9,203,307 of goodwill.

  eComLive.com, Inc.: On December 16, 1999, we acquired all of the common stock of eComLive.com, Inc., a privately held company, for a purchase consideration of 686,356 shares and acquisition expenses of $582,246. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

  In this transaction, we assumed net assets of $5,439,075. This includes $5,300,000 in purchased technology which includes in-process research and development, $140,000 of acquired workforce and $925 in net liabilities. We issued shares with a fair value of $31,995,220 and incurred acquisition costs of $582,246. This acquisition resulted in our recording $27,138,391 of goodwill.

  We recorded a non-recurring charge of $2.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were the estimated stage of development of each module of the technology, including the complexity and technical obstacles to overcome, the estimated expected life of each module, the estimated cash flows resulting from the expected revenues, margins, and operating expenses generated from each module, and the discounted present value of the cash flows associated with the in-process technologies. The percentage completed pre-acquisition for each application was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

  The eComLive technology is built on client-server architecture. There are three main applications, Interactive eComLive for the Consumer to Consumer
(C2C) market, Business eComLive targeted to the Business to Business (B2B) market and Consumer eComLive for the Business to Consumer (B2C) market. We have the ability to integrate the C2C eComLive technology into the InfoSpace Web site and launch this technology with our consumer services. We also plan to offer a co-branded version to our affiliates as part of our suite of co-branded service offerings. The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the modules to remain competitive.

  Our revenue assumptions for these modules were based on the number of licenses we estimated to sell. Our expense assumptions for these modules included cost of revenues, which we estimated to be less than 3% of revenues in the first year and thereafter to drop to 2% as we will incur minimal costs to deliver this technology on the platforms already developed and in use by us. Sales and marketing expenses combined with general and administrative expenses were estimated to be 130% in the first year, and thereafter to drop to 35% and remain relatively constant as a percentage of revenues. However, cost of revenues, sales and marketing expenses and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

  While we believe that the assumptions discussed above were made in good faith and were reasonable when made. Accordingly, the assumptions we made may prove to be inaccurate, and there can be no assurance that we will realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions. Considering the inherent difficulty in developing estimates of future performance for emerging technologies such as the eComLive applications, we utilized a relatively high rate of return (30%) to discount to present value the cash flows associated with the in-process technologies.

  The next version of C2C Client and Server are scheduled for completion and beta testing and release in the first half of 2000. The B2B and B2C Client and Server are scheduled for release in the second or third quarters of 2000. Significant technology development efforts are necessary before any one of these modules can successfully be completed and integrated into our full suite of service offerings of on-line services available both on the our Web site and on those of the our many affiliates Web sites.

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

  We do not expect to have the ability to calculate revenues specifically and exclusively attributable to the integrated eComLive technology. Further, the absence of such attribution will not be material to any module's success. The amount that we can charge customers for access and use of these modules will be greatly influenced by market forces and competitor's pricing of their own packaged and integrated offerings.

  Union-Street: On October 14, 1999 we acquired all of the common stock of Union-Street, a privately held company, for a purchase consideration of 873,294 shares and acquisition expenses of $395,656. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

  In this transaction, we assumed net assets of $5,352,781. This includes $5,300,000 in purchased technology which includes in-process research and development, $160,000 of acquired workforce and $107,219 in net liabilities. We issued shares with a fair value of $20,487,518 and incurred acquisition costs of $395,656. This acquisition resulted in our recording $15,530,393 of goodwill.

  We recorded a non-recurring charge of $3.3 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each module of the technology, including the complexity and technical obstacles to overcome, estimating the expected life of each module, estimating cash flows resulting from the expected revenues, margins, and operating expenses generated from each module, and discounting to present value the cash flows associated with the in-process technologies. The percentage completed pre-acquisition for each application was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

  The Union-Street technology called Traction Series 3.0 is comprised of six modules that promote inter-activity on the customer's Web site. Businesses can integrate individual modules onto their sites or integrate all of the modules to form a comprehensive community solution. The modules include 1) Web Site Creator, 2) Event Manager, 3) Relationship Manager, 4) Forums, 5) Chat and 6) Email. We have integrated most of the Union-Street technology into the InfoSpace Web site and have launched the technology with our consumer services. We also plan to offer a co-branded version to our affiliates as part of our suite of co-branded service offerings. The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the modules to remain competitive.

  Our revenue assumptions for these modules were based on the number of page views we estimated would be generated and the portion of those page views we estimated would be attributable to the Union-Street modules. We estimated that the Union-Street modules will generate approximately 1.6 million incremental pages views in fiscal 2000, increasing to 3 million in 2001. Thereafter, we expect the incremental growth attributed to this technology to be 8-12% annually.

  While we believe that the assumptions discussed above were made in good faith and were reasonable when made, such assumptions remain largely untested, as the modules are in the early stages of being placed in service on the InfoSpace Web site and our affiliates' Web sites. Accordingly, the assumptions we made may prove to be inaccurate, and there can be no assurance that we will realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions. Considering the inherent difficulty in developing estimates of future performance for emerging technologies such as the Union-Street applications, we utilized a relatively high rate of return (30%) to discount to present value the cash flows associated with the in-process technologies.

  At the time of acquisition, we expected the Union-Street Traction Series 3.0 to be released in 1999. We have now fully integrated this technology into our consumer services. The modules are not distinguishable market segments for financial reporting purposes or for management purposes and consequently, we cannot segregate results from specific service offerings.

  We do not expect to have the ability to calculate revenues specifically and exclusively attributable to the integrated Union-Street technology. Further, the absence of such attribution will not be material to any module's success. The amount that we can charge customers for access and use of these modules will be greatly influenced by market forces and competitors' pricing of their own packaged and integrated offerings.

  INEX Corporation: On October 14, 1999, we consummated an Agreement and Plan of Acquisition and Amalgamation with INEX Corporation, a privately held company. The combination was accounted for as a pooling of interests. We issued 1,800,000 shares of our common stock (1) directly to those INEX shareholders who elected to receive our common stock in exchange for their INEX shares at the closing of the combination, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace.com Canada Holdings Inc., an indirect subsidiary of ours, which exchangeable shares were issued to those INEX shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of outstanding warrants and options to purchase INEX common shares, which we assumed and which will become exercisable for shares of our common stock.

  INEX developed and marketed Internet commerce applications that deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. We have added these products to our merchant services. The consolidated financial statements for the three years ended December 31, 1999 and the accompanying notes reflect our financial position and the results of operations as if INEX were our wholly-owned subsidiary since inception.

  MyAgent Technology: On June 30, 1999, we acquired the MyAgent technology and related assets from Active Voice Corporation for a cash payment of $18 million dollars. In addition, we hired six employees who comprised the MyAgent development team at Active Voice. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. Other than the MyAgent technology modules, no other assets or liabilities were assumed as part of this acquisition.

  The total purchase price of the acquisition of the MyAgent technology was $18.1 million including direct acquisition expenses of $83,054. In this transaction, we assumed net assets of $4,380,000. This includes $4,300,000 in purchased technology, which includes in-process research and development, and $80,000 of acquired workforce. This acquisition resulted in our recording $13,703,054 of goodwill.

  We recorded a non-recurring charge of $3.9 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Separately, we recorded a one-time charge of $1.0 million for expenses related to bonus payments made to the Active Voice MyAgent team employees who accepted employment with us on the date of the MyAgent technology acquisition, but who have no obligation to continue their employment with us.

  Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each module of the technology, including the complexity and technical obstacles to overcome, estimating the amount of core technology leveraged into the in-process projects, estimating the expected life of each module, estimating cash flows resulting from the expected revenues, margins, and operating expenses generated from each module, and discounting to present value the cash flows associated with the in-process technologies. We utilized a rate of return of 30% to discount to present value the cash flows associated with the in-process technologies.

  Within the MyAgent technology there are three main modules, the Client, Server Intelligence, and Web Interface. We integrated the MyAgent technology into the InfoSpace Web site and launched the technology with our desktop portal. We also plan to offer a co-branded version to our affiliates as part of our suite of co-branded service offerings. As of the date of acquisition, we estimated that the Client, Server Intelligence, and Web Interface were 50%, 49%, and 29% completed, respectively. The percentage completed pre-acquisition for each module was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

  The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the modules to remain competitive.

  Our revenue assumptions for these modules were based on the number of page views we estimate the desktop portal will generate and the portion of those page views we estimate would be attributable to the MyAgent technology modules. We estimated that the number of page views will double as a result of the launch of the desktop portal. We estimated that 50% of the incremental page view growth would be attributable to the MyAgent modules. Page view revenue generated by the desktop portal will vary from our standard page view revenue since fewer advertisements can be placed on the desktop portal.

  Our expense assumptions for these modules included cost of revenues, which we estimated to be 17% of revenues in 2000 and thereafter to drop to 9% as we will incur minimal costs as we leverage the technology in future periods. Sales and marketing expenses combined with general and administrative expenses were estimated to be 34% in 2000, and thereafter to drop to 22% of revenues. However, cost of revenues, sales and marketing expenses and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

  While we believe that the assumptions discussed above were made in good faith and were reasonable when made, the assumptions we made may prove to be inaccurate, and there can be no assurance that we will realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions. Considering the inherent difficulty in developing estimates of future performance for emerging technologies such as the MyAgent modules, we utilized a relatively high rate of return (30%) to discount to present value the cash flows associated with the in-process technologies. The discount rate was selected based on evaluation of our weighted average cost of capital, the weighted average return on assets, the internal rate of return implied from the transaction, and management's assessment of the risk inherent in the future performance estimates utilized in the valuation.

  The Client and Server Intelligence and Web interface were released in the fourth quarter of 1999. Significant technology development efforts were necessary before any one of these modules could be successfully be completed and integrated into our full suite of service offerings of on-line services available both on the our Web site and on those of the our many affiliates Web sites. We made the Client modular and reduced its size considerably in order shorten the download time. The modules are not distinguishable market segments for financial reporting purposes or for management purposes and consequently, we cannot segregate results from specific service offerings.

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

  Technology from Outpost: In June 1998, we acquired Outpost, which included the acquisition of the Outpost Technology and the hiring of approximately ten employees. In the second quarter of 1998, we wrote off approximately $2.8 million of in-process research and development in connection with the Outpost acquisition.

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

  Within the acquired Outpost Technology (smart-shopping services) there are four main modules. These modules in their developed state as of the acquisition date of Outpost had certain technological limitations. Subsequent to the acquisition date, we revised our strategy with respect to the transaction proxy module, with the result being that most of the in-process technology was discarded. Accordingly, no value was assigned to this module in connection with our valuation of the assets acquired from Outpost. The four modules are:

  . integrated content that provides users with product pricing and merchant information;

  . transaction proxy that allows us to track sales transactions from beginning to end and to receive confirmation reports from the retailers;

  . branding that allows users to travel to affiliate Web sites without leaving the InfoSpace.com Web site; and

  . universal shopping cart that allows users to make multiple purchases at different retailers in one execution.

  These modules have been integrated into our full suite of Internet service offerings. The integrated content module was completed and integrated into our Web site in the third quarter of 1998. Relevant portions of the transaction proxy, branding and shopping cart modules were completed and integrated into our ActiveShopper electronic commerce private label solution that was launched in 1999.

  The direct impact of the smart-shopping service on current and future results of operations, liquidity and capital resources is not known, as we do not have the ability to calculate revenues specifically and exclusively attributable to Outpost's integrated technology. Further, the modules are not distinguishable market segments for financial reporting purposes or for management purposes. However, we believe that these services will allow our affiliates to broaden and enhance their core programming at minimal cost and to generate additional advertising and transaction revenue opportunities for both us and our affiliates, initially through our launching, and affiliates utilizing, ActiveShopper as a private label electronic commerce solution. Further, the benefits to us and our affiliates can potentially extend beyond electronic commerce transactions by:

  . enabling us to apply the Outpost Technology to other functions such as building employment classifieds and databases of local events;

  . allowing end users to access consolidated bank statements or statements of airline frequent flyer miles; and

  . attracting additional Web users who are then exposed to the many other features in our suite of content, community and commerce solutions.

Acquisitions--Subsequent to Year-End/Pending

  On March 10, 2000, we acquired San Mateo, California-based Saraide.com Inc, a provider of wireless Internet services in Europe, Japan and Canada. Under the terms of the acquisition, which we will account for as a purchase, we exchanged 4,795,432 shares of our common stock and contributed our wireless assets in exchange for an 80% controlling interest in Saraide.

  On March 6, 2000, we signed a definitive agreement to acquire Cupertino, California-based Orchest, Inc. (MoneyPlant.com). Orchest has developed a Web site to provide online account information aggregation for consumers. Under the terms of the acquisition, which will be accounted for as a purchase, we will exchange 123,211 shares of our common stock for all of Orchest's outstanding shares.

  On February 15, 2000, we acquired Mountain View, California-based Prio, Inc. Prio was a privately held provider of "e-nabled" commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. Under the terms of the acquisition, which we will account for as a pooling of interests, we exchanged 5,293,456 shares of our common stock for all of Prio's outstanding shares, warrants and options.

  On December 23, 1999, we entered into a definitive agreement to acquire Berkeley, California-based Millet Software (privacybank.com). Millet develops e-commerce solutions to make online transactions more convenient, while enabling shoppers to check the privacy policies of online merchants at the point of purchase. Under the terms of the acquisition, which we will account for as a purchase, we will exchange 297,552 shares of our common stock for all of Millet's outstanding shares, warrants and options. We expect to complete the acquisition in the first quarter of 2000, subject to satisfaction of customary closing conditions.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The SAB establishes certain criteria for net versus gross recording of sales transactions and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 and to retroactively reclassify for all periods presented. We are adopting SAB 101 on January 1, 2000. Prior to January 1, 2000 and implementation of the SAB, we recorded gross revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-line basis, in accordance with SAB 101, we estimate that approximately $700,000 in revenue would have been deferred and recognized in 2000 and 2001. In accordance with SAB 101, we will recognize this revenue over the straight-lined basis and record a cumulative effect of change in accounting principle.

Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

  Interest Rate Risk: We invest our excess cash in high-quality corporate issuers, and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

  Equity Investment Risk The Company invests in equity instruments of public and privately-held, technology companies for business and strategic purposes. These investments are recorded as long-term assets and are classified as available-for-sale. For the privately-held investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. For our publicly-held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
InfoSpace.com, Inc.:

Independent Auditors' Report.............................................  49

Consolidated Balance Sheets..............................................  50

Consolidated Statements of Operations....................................  51

Consolidated Statements of Changes in Stockholders; Equity and
 Accumulated Other Comprehensive Income..................................  52

Consolidated Statements of Cash Flows....................................  53

Notes to Consolidated Financial Statements...............................  54

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of InfoSpace.com.
Redmond, Washington

  We have audited the accompanying consolidated balance sheets of InfoSpace.com, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and accumulated other comprehensive income, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Seattle, Washington
March 10, 2000

                              INFOSPACE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                    1999          1998
                                                    ----          ----
                    ASSETS

Current assets:
  Cash and cash equivalents ................... $ 29,456,033  $ 15,174,009
  Short-term investments, held-to-maturity
   (fair market value $124,656,362 and
   $72,173,013) ...............................  124,720,142    72,159,522
  Accounts receivable, net of allowance for
   doubtful accounts of $677,960 and $603,278..    6,539,602     3,469,976
  Interest receivable..........................    3,321,956         9,874
  Notes receivable, net of allowance of $12,075
   and $0 .....................................   11,394,016        35,061
  Prepaid expenses and other assets ...........   10,117,391     3,611,535
                                                ------------  ------------
    Total current assets ......................  185,549,140    94,459,977
Long-term investments, held-to-maturity (fair
 market value $70,971,645 and $1,252,051) .....   71,416,777     1,252,438
Property and equipment, net ...................    4,502,582     1,238,802
Other long-term assets ........................      496,622       405,906
Other investments .............................   16,779,149       370,790
Intangible assets, net.........................   73,827,125     5,276,880
                                                ------------  ------------
Total assets................................... $352,571,395  $103,004,793
                                                ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................. $  1,865,151  $  1,683,379
  Accrued expenses.............................   16,598,382     5,032,450
  Deferred revenues............................    2,480,612     1,401,865
                                                ------------  ------------
    Total current liabilities..................   20,944,145     8,117,694
Convertible debentures payable.................          --        163,345
                                                ------------  ------------
    Total liabilities..........................   20,944,145     8,281,039
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, par value $.0001--
   Authorized, 15,000,000 shares; issued and
   outstanding, 1 share........................          --            --
  Common stock, par value $.0001--Authorized,
   200,000,000 shares; issued and outstanding,
   101,450,816 and 85,320,264 shares...........       10,145         8,532
  Additional paid-in capital...................  368,368,889   112,309,440
  Accumulated deficit..........................  (35,689,908)  (13,996,133)
  Deferred expense--warrants...................   (2,311,159)   (3,126,862)
  Unearned compensation--stock options.........      (68,165)     (428,875)
  Accumulated other comprehensive income.......    1,317,448       (42,348)
                                                ------------  ------------
    Total stockholders' equity.................  331,627,250    94,723,754
                                                ------------  ------------
Total liabilities and stockholders' equity..... $352,571,395  $103,004,793
                                                ============  ============

                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997

                                          1999          1998         1997
                                      ------------  ------------  -----------
Revenues............................. $ 36,907,171  $  9,623,360  $ 1,742,542
Cost of revenues ....................    5,259,043     1,634,726      418,809
                                      ------------  ------------  -----------
    Gross profit.....................   31,648,128     7,988,634    1,323,733
Operating expenses:
  Product development................    3,189,279     1,244,638      383,136
  Sales and marketing................   23,694,754     6,285,897    1,476,576
  General and administrative ........    9,688,297     4,575,414      944,138
  Amortization of intangibles .......    3,223,031       709,923       64,056
  Acquisition and related charges ...   13,249,533     2,800,000          --
  Other--non-recurring charges ......   11,359,500     4,500,000      137,000
                                      ------------  ------------  -----------
    Total operating expense .........   64,404,394    20,115,872    3,004,906
                                      ------------  ------------  -----------
    Loss from operations ............  (32,756,266)  (12,127,238)  (1,681,173)
Other income, net ...................   11,074,008       433,511       20,258
Equity in loss from joint venture ...      (11,517)     (124,976)         --
                                      ------------  ------------  -----------
Net loss............................. $(21,693,775) $(11,818,703) $(1,660,915)
                                      ============  ============  ===========
Basic and diluted net loss per share
 .................................... $      (0.23) $      (0.22) $     (0.04)
                                      ============  ============  ===========
Shares used in computing basic net
 loss per share .....................   93,565,780    54,847,259   44,113,886
                                      ============  ============  ===========
Shares used in computing diluted net
 loss per share .....................   93,565,780    54,847,259   44,340,553
                                      ============  ============  ===========


                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME

                  Years Ended December 31, 1999, 1998 and 1997

                                           1999          1998         1997
                                       ------------  ------------  -----------
Common stock and additional paid in
 capital:
Balance, beginning of year............ $112,317,972  $  3,157,235  $ 1,593,597
  Common stock issued.................  185,039,027    92,943,855      679,030
  Common stock issued for
   acquisitions.......................   61,125,843     7,902,309      292,188
  Common stock issued for stock
   options............................    2,313,210     1,019,850           23
  Common stock issued in exchange
   transactions.......................      650,000       162,726       84,720
  Common stock issued for warrants and
   preferred shares...................    5,315,541     2,356,412      272,957
  Common stock issued for conversion
   of special shares and debentures...      170,369           --           --
  Common stock issued for employee
   stock purchase plan................      286,088           --           --
  Unearned compensation--stock
   options............................    1,160,984     1,512,772      234,720
  Deferred expense--warrants..........          --      3,262,813          --
                                       ------------  ------------  -----------
Balance, end of year..................  368,379,034   112,317,972    3,157,235
                                       ------------  ------------  -----------
Balance attributed to common stock....       10,145         8,532        4,476
Balance attributed to additional paid
 in capital...........................  368,368,889   112,309,440    3,152,759
                                       ------------  ------------  -----------
Balance, common stock and additional
 paid in capital......................  368,379,034   112,317,972    3,157,235
                                       ------------  ------------  -----------
Accumulated deficit:
Balance, beginning of year............  (13,996,133)   (2,177,430)    (516,515)
  Net loss............................  (21,693,775)  (11,818,703)  (1,660,915)
                                       ------------  ------------  -----------
Balance, end of year..................  (35,689,908)  (13,996,133)  (2,177,430)
                                       ------------  ------------  -----------
Deferred expense--warrants:
Balance, beginning of year............   (3,126,862)          --           --
  Deferred expense--warrants..........          --     (3,262,813)         --
  Warrant expense.....................      815,703       135,951          --
                                       ------------  ------------  -----------
Balance, end of year..................   (2,311,159)   (3,126,862)         --
                                       ------------  ------------  -----------
Unearned compensation--stock options:
Balance, beginning of year............     (428,875)     (162,235)     (71,437)
  Unearned compensation--stock
   options............................   (1,160,984)   (1,512,772)    (234,720)
  Compensation expense--stock
   options............................    1,521,694     1,246,132      143,922
                                       ------------  ------------  -----------
Balance, end of year..................      (68,165)     (428,875)    (162,235)
                                       ------------  ------------  -----------
Accumulated other comprehensive
 income:
Balance, beginning of year............      (42,348)      (25,780)      (5,181)
  Unrealized gain (loss) on equity
   investments........................    1,324,301           --           --
  Foreign currency translation
   adjustment.........................       35,495       (16,568)     (20,599)
                                       ------------  ------------  -----------
Balance, end of year..................    1,317,448       (42,348)     (25,780)
                                       ------------  ------------  -----------
                                       $331,627,250  $ 94,723,754  $   791,790
                                       ============  ============  ===========

                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997

                                          1999           1998         1997
                                      -------------  ------------  -----------
Operating Activities:
 Net loss...........................  $ (21,693,775) $(11,818,703) $(1,660,915)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
 Trademark amortization.............      1,500,000     1,500,000          --
 Depreciation and other
  amortization......................      4,098,201     1,018,543      285,325
 Write-off of in-process research
  and development...................      9,200,000     2,800,000          --
 Compensation expense--stock
  options...........................      1,521,694     1,246,132      143,922
 Exchange transaction...............        650,000           --           --
 Currency translation...............         42,520       (28,308)     (29,830)
 Warrants expense...................        815,703       135,951          --
 Noncash issuance of common stock...            --         70,000          --
 Noncash services exchanged.........            --        155,436       24,720
 Bad debt expense...................        499,464       687,602       47,000
 Equity in loss in joint venture....         11,517       124,976          --
 Gain on sale of intangibles........         (7,830)          --           --
 Loss (gain) on disposal of fixed
  assets............................         15,019        (3,771)       3,743
 Warrants--income...................     (1,295,325)          --           --
 Cash provided (used) by changes in
  operating assets and liabilities,
  net of assets acquired in business
  combinations:
  Accounts receivable...............     (3,557,965)   (3,681,668)    (396,990)
  Notes receivable..................    (11,314,171)          --           --
  Interest receivable...............     (3,312,082)          --           --
  Prepaid expenses and other
   assets...........................     (7,979,947)   (2,086,941)     (45,253)
  Other long-term assets............        (90,716)     (337,500)         --
  Other intangible assets...........            --        (66,865)         --
  Accounts payable..................        181,772     1,468,405      147,374
  Accrued expenses..................     11,112,077     4,805,428      199,648
  Deferred revenue..................      1,057,294     1,337,716       58,261
                                      -------------  ------------  -----------
 Net cash used by operating
  activities........................    (18,546,550)   (2,673,567)  (1,222,995)

Investing Activities:
 Business acquisitions, net of cash
  acquired..........................    (19,514,794)     (311,951)     (14,000)
 Other investments..................    (13,800,250)          --           --
 Purchase of domain name............       (120,000)          --           --
 Proceeds from sale of domain name..         10,000           --           --
 Purchase of trademark..............            --     (3,290,000)         --
 Internally developed software......       (340,498)          --           --
 Purchase of property and
  equipment.........................     (3,634,792)   (1,201,162)    (181,666)
 Investment in joint venture........            --       (495,767)         --
 Proceeds from sale of fixed
  assets............................            --          4,997          --
 Purchase of short-term investments
  held-to-maturity..................    (52,560,620)  (72,159,522)         --
 Purchase of long-term investments
  held-to-maturity..................    (70,164,338)   (1,252,438)         --
 Other..............................            --            --       (29,087)
                                      -------------  ------------  -----------
 Net cash used by investing
  activities........................   (160,125,292)  (78,705,843)    (224,753)
Financing Activities:
 Proceeds from issuance of common
  stock.............................            --     17,332,871      952,010
 Payment to shareholders for
  fractional shares.................            --            (28)         --
 Proceeds from public offerings, net
  of expenses.......................    185,039,027    77,830,903          --
 Proceeds from issuance of
  promissory notes payable..........            --        235,992       21,670
 Repayment of promissory notes
  payable...........................            --       (256,220)      (1,234)
 Repayment of stockholder loan
  payable...........................            --         (5,116)     (39,728)
 Proceeds from issuance of
  debentures payable................            --            --       180,584
 Proceeds from issuance of ESPP
  shares............................        286,088           --           --
 Proceeds from exercise of
  warrants..........................      5,315,541        40,161          --
 Proceeds from exercise of stock
  options...........................      2,313,210     1,016,210          --
                                      -------------  ------------  -----------
 Net cash provided by financing
  activities........................    192,953,866    96,194,773    1,113,302
                                      -------------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents...................     14,282,024    14,815,363     (334,446)
Cash and cash equivalents, beginning
 of period..........................     15,174,009       358,646      693,092
                                      -------------  ------------  -----------
Cash and cash equivalents, end of
 period.............................  $  29,456,033  $ 15,174,009  $   358,646
                                      -------------  ------------  -----------
Supplemental Disclosure of Noncash
 Financing and Investing Activities:
Acquisitions from purchase
 transactions:
 Stock issued.......................  $  61,125,843  $  7,932,000  $   382,188
 Net assets assumed.................       (149,723)     (191,000)     (90,000)
Warrants issued with abandoned
 financing..........................        650,000
Stock issued in exchange
 transaction........................            --        292,726       84,720
Stock issued for retirement of
 debentures.........................        170,369           --           --
Interest paid.......................            --         14,923          --


                See notes to consolidated financial statements.

                              INFOSPACE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997

Note 1: Summary of Significant Accounting Policies

  Description of business: InfoSpace.com, Inc., (the Company or InfoSpace), previously known as InfoSpace, Inc., a Delaware corporation, was founded in March 1996. The Company is a global Internet information infrastructure services company that provides enabling technologies and Internet services to Web sites, merchants and wireless devices.

  Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Business combinations: Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition.

  Business combinations accounted for under the pooling-of-interests method of accounting include the financial position and results of operations as if the acquired company had been a wholly-owned subsidiary since inception. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective amounts at their recorded values. The equity of the acquired entity is reflected on an as-if-converted basis to InfoSpace.com, Inc. equity at the time of issuance. Prior period financial statements have been recast to give effect to the merger.

  Cash and cash equivalents: The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

  Investments: The Company principally invests its available cash in high-quality corporate issuers, and in debt instruments of the U.S. Government and its agencies. All debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered short-term investments. Investments maturing after twelve months from the balance sheet date are considered long-term. The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's short-term and long-term investments are classified as held-to-maturity as of the balance sheet date as the company has both the ability and the intent to hold the investments to maturity and are reported at amortized cost.

  Property and equipment: Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

     Computer equipment and software................................. 3 years
     Office equipment................................................ 5 years
     Office furniture................................................ 7 years
     Leasehold improvements.......................................... lease term

  On January 1, 1999, the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software developed or Obtained for Internal Use. This requires capitalization of certain costs

                              INFOSPACE.COM, INC.

incurred in connection with developing or obtaining internal use software and amortization of these costs over future periods, which prior to the adoption of SOP 98-1, were expensed. For the year ended December 31, 1999, the Company has capitalized $340,498 of costs associated with internally developed software. These costs are included in property and equipment on the accompanying balance sheet and are generally amortized over five years.

  Intangible assets: Goodwill, purchased technology and other intangibles are amortized on a straight-line basis over their estimated useful lives. Goodwill and purchased technology are generally amortized over three to five years. Other intangibles, primarily consisting of purchased trademarks and domain name licenses are amortized over an estimated useful life of three years.

  Other investments: The Company invests in equity investments of public and privately-held technology companies for business and strategic purposes. These investments are included in long-term assets and are classified as available-for-sale. Investments in companies whose securities are not publicly traded are recorded at cost. Investments in companies whose securities are publicly traded are recorded at fair value. Unrealized gains or losses on these investments are recorded as comprehensive income in the Company's stockholders' equity. Realized gains or losses are recorded based on the identified cost of the investment sold.

  Other long-lived assets: Management periodically evaluates long-lived assets, consisting primarily of purchased technology, goodwill, property and equipment, to determine whether there has been any impairment of the value of these assets and the appropriateness of their estimated remaining life. No impairment loss has been recognized through December 31, 1999.

  Revenue recognition: The Company's revenues are derived from its consumer, merchant and wireless services. These include advertising, content carriage, licensing fees, e-commerce fees and guaranteed transaction fees in lieu of revenue share.

    Advertising: Revenues from contracts based on the number of impressions displayed or click throughs provided are recognized as services are rendered.

    Content carriage: Revenues from fixed fee content carriage agreements are recognized ratably over the related contract term. For content carriage fee contracts that are performance based with an established maximum, the Company recognizes revenues as the services are rendered, not to exceed the maximum amount over the fixed term.

    Licensing fees: Revenue from licensed services is recognized ratably over the term of the license agreement.

    Commerce fees: Transaction fees are recognized in the period the transaction occurred and was reported to the Company by the content providers or online merchants.

    Guaranteed transaction fees: Guaranteed minimum payments are recognized ratably over the term of the agreements. Revenues earned above the guaranteed minimum payments are recognized ratably over the remaining term of the agreements.

  Also included in revenues are barter revenues generated from exchanging banners for banners, banners for content or banners for print or other advertising. Barter revenues are recorded at the lower of the estimated fair market value of goods and services received or impressions given, and are recognized when the Company's advertisements are run. For barter agreements, the Company records a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received.

                              INFOSPACE.COM, INC.

  Cost of revenues: Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our content services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation and content license fees. Fees paid for content licenses are capitalized and amortized over the license period.

  Product development: Product development expenses consist principally of personnel costs for research, design, development, enhancement and maintenance of the proprietary technology used to integrate and distribute the Company's consumer, merchant and wireless services. These expenses are net of capitalized internally developed software costs.

  Advertising costs: Costs for print advertising are recorded as expense when the advertisement appears. Advertising costs related to electronic impressions are recorded as expense as impressions are provided. Advertising expense totaled approximately $5,369,000, $1,265,000 and $251,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Unearned compensation: Unearned compensation represents the unamortized difference between the option exercise price and the fair market value of the Company's common stock for shares subject to grant at the grant date, for options issued under the Company's stock incentive plan (Note 5). The amortization of unearned compensation is charged to operations and is amortized over the vesting period of the options.

  Deferred expense-warrants: Deferred expense-warrants represents the fair value of the warrants that were issued and is expensed ratably over the four year vesting period. The amortization of deferred warrant expense is charged to sales and marketing expense.

  Acquisition and other related charges: Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to the acquisitions, such as legal and accounting fees.

  Other non-recurring charges: Other non-recurring charges in 1999 and 1998 consist of costs associated with litigation settlements.

  Foreign currencies: Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses on foreign currency transactions are included in Other income, net.

  Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. These instruments are generally unsecured and uninsured. The Company places its cash equivalents and investments with major financial institutions. The Company operates in one business segment and sells advertising to various companies across several industries. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the years ended December 31, 1999 and 1998, one customer accounted for approximately 21% of revenues. For the year ended December 31, 1997, no one customer accounted for more than 10% of revenues. At December 31, 1999, one customer accounted for approximately 14% of accounts receivable. At December 31, 1998, one customer accounted for approximately 27% of accounts receivable.

                              INFOSPACE.COM, INC.

  Income taxes: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

  Reclassification: Certain reclassifications have been made to the 1998 and 1997 balances to conform with the 1999 presentation.

  Reverse stock split: A one-for-two reverse stock split of the Company's common stock was effected on August 25, 1998. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one-for-two reverse stock split.

  Stock splits: A two-for-one stock split of the Company's common stock was effected in May 1999. A second two-for-one stock split of the Company's common stock was effected in January 2000. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for these stock splits.

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

  Recent accounting pronouncements: In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The SAB establishes certain criteria for net versus gross recording of sales transactions and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is adopting SAB 101 on January 1, 2000. Prior to January 1, 2000 and implementation of the SAB, the Company recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue was recognized on a straight-line basis over the term of the related service agreements, in accordance with SAB 101, the Company estimates that approximately $700,000 in revenue would have been deferred and recognized in 2000 and 2001. In accordance with SAB 101, the Company will record a cumulative effect of change in accounting principle beginning in January 2000 and recognize this revenue on a straight-lined basis.

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

                              INFOSPACE.COM, INC.

Note 2: Balance Sheet Components

  Investments at December 31, 1999 consist of the following:

                                              Gross      Gross
                                Amortized   Unrealized Unrealized     Market
                                   Cost        Gain       Loss        Value
                               ------------ ---------- ----------  ------------
   Corporate notes and bonds
    .........................  $100,604,357  $ 61,109  $(530,513)  $100,134,953
   U.S. Government securities
    .........................    52,920,693    14,198   (249,720)    52,685,171
   Commercial paper .........    27,362,325   147,997        --      27,510,322
   Certificate of deposit ...    15,249,544    79,125    (31,108)    15,297,561
                               ------------  --------  ---------   ------------
                               $196,136,919  $302,429  $(811,341)  $195,628,007
                               ============  ========  =========   ============

  Maturity information is as follows:

                                                       Amortized
                                                          Cost      Fair Value
                                                      ------------ ------------
   Within one year .................................. $124,720,142 $124,656,362
   1 year through 5 years ...........................   71,416,777   70,971,645
                                                      ------------ ------------
                                                      $196,136,919 $195,628,007
                                                      ============ ============

  Investments at December 31, 1998 consist of the following:

                                               Gross      Gross
                                  Amortized  Unrealized Unrealized   Market
                                    Cost        Gain       Loss       Value
                                 ----------- ---------- ---------- -----------
   Commercial paper ............ $66,668,475  $13,259     $(253)   $66,681,481
   Municipal securities ........   1,499,665      485       --       1,500,150
   U.S. Government securities
    ............................   5,243,820      --       (387)     5,243,433
                                 -----------  -------     -----    -----------
                                 $73,411,960  $13,744     $(640)   $73,425,064
                                 ===========  =======     =====    ===========

  Maturity information is as follows:

                                                         Amortized
                                                           Cost     Fair Value
                                                        ----------- -----------
   Within one year .................................... $72,159,522 $72,173,013
   1 year through 5 years .............................   1,252,438   1,252,051
                                                        ----------- -----------
                                                        $73,411,960 $73,425,064
                                                        =========== ===========

                              INFOSPACE.COM, INC.

                                                      December 31,  December 31,
                                                          1999          1998
                                                      ------------  ------------
   Property and equipment:
     Computer equipment ............................. $ 3,852,352    $1,509,905
     Purchased software .............................     869,206         1,813
     Internally developed software ..................     340,498           --
     Office equipment ...............................     278,489        54,366
     Office furniture ...............................     160,598        77,789
     Leasehold improvements .........................     320,498        17,632
                                                      -----------    ----------
                                                        5,821,641     1,661,505
     Accumulated depreciation .......................  (1,319,059)     (422,703)
                                                      -----------    ----------
                                                      $ 4,502,582    $1,238,802
                                                      ===========    ==========
   Intangible assets:
     Goodwill ....................................... $70,436,117    $4,860,671
     Core technology ................................   6,500,000       800,000
     Assembled workforce ............................     420,000        40,000
     Other ..........................................     552,292       435,417
                                                      -----------    ----------
                                                       77,908,409     6,136,088
     Accumulated amortization .......................  (4,081,284)     (859,208)
                                                      -----------    ----------
                                                      $73,827,125    $5,276,880
                                                      ===========    ==========
   Accrued expenses:
     Salaries and related expenses .................. $ 2,357,981    $  193,592
     Accrued carriage fees ..........................     907,503           --
     Accrued revenue share ..........................   1,064,638        93,067
     Accrued settlement costs .......................  10,500,000     4,500,000
     Other ..........................................   1,768,260       245,791
                                                      -----------    ----------
                                                      $16,598,382    $5,032,450
                                                      ===========    ==========

3. Notes Receivable

  On June 30, 1999, the Company loaned an unrelated third party $6.0 million at 12% interest per annum. The short-term note and accrued interest was repaid on February 7, 2000.

  On December 1, 1999, the Company loaned an unrelated third party $2.5 million. This short-term note is due by August 1, 2000, and accrues interest at 12% per annum. The note is secured by all of the assets and properties of the borrower and is considered fully collectible. At December 31, 1999, accrued interest on this note is $25,000.

  On December 21, 1999, the Company loaned a director of the Company $1.9 million. The promissory note is due on December 16, 2001, and accrues interest at the prime rate. The note is secured by a pledge of the officer's shares of the Company's common stock. The pledged shares are valued in excess of the note balance. At December 31, 1999, accrued interest on this note is $4,405. At December 31, 1999, the Company also had approximately $1 million in short-term loans to employees and unrelated parties at various interest rates. Approximately $939,000 of this balance has been repaid subsequent to year-end.

                              INFOSPACE.COM, INC.

4.  Other Investments

  The Company invests in equity instruments of public and privately-held technology companies for business and strategic purposes. These investments are recorded as long-term assets and are classified as available-for-sale securities.

  The Company also holds warrants in public and privately-held technology companies for business and strategic purposes. Certain of these warrant agreements contain provisions that require the Company to meet specific performance criteria for the warrants to vest. When the Company meets its performance obligations it records revenue equal to the difference in the exercise price of the warrant and the fair market value of the underlying security. The Company recorded revenue in the amount of $1,895,325 for vesting in performance warrants and stock for the year ended December 31, 1999.

                                                         Unrealized  Carrying
                                                            Gain       Value
                                                         ---------- -----------
   Investments in public companies...................... $1,324,301 $ 4,060,076
   Investments in privately-held companies..............        --   12,359,800
   Investment in joint venture..........................        --      359,273
                                                         ---------- -----------
   Total other investments.............................. $1,324,301 $16,779,149
                                                         ========== ===========

Note 5:  Stockholders' Equity

  Authorized shares: On May 1, 1998, the Company's Certificate of Incorporation was amended to increase the authorized number of shares of all classes of Company stock to 55,000,000 shares, consisting of 40,000,000 shares of common stock with a par value of $.0001 per share and 15,000,000 shares of preferred stock with a par value of $.0001 per share.

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

  In April 1999, the Company closed a follow-on offering. The Company sold 8,680,000 shares and raised approximately $185 million, net of expenses. Certain shareholders sold 6,040,000 shares.

  On April 6, 1999, the Board of Directors approved a two-for-one stock split of the Company's common stock. The stock split was effected on May 5, 1999.

  On May 24, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's common stock to 200,000,000 shares.

  On November 29, 1999, the Board of Directors approved a two-for-one stock split of the Company's common stock. The stock split was effected on January 5, 2000.

  Restated 1996 Flexible Stock Incentive Plan: On June 3, 1998, the Board of Directors approved the Restated 1996 Flexible Stock Incentive Plan (the Plan). The Plan provides employees (including officers and

                              INFOSPACE.COM, INC.

directors who are employees) of the Company an opportunity to purchase shares of stock pursuant to options which may qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and employees, officers, directors, independent contractors and consultants of the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of the Code (nonqualified stock options). The Plan also provides for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the Plan authorizes the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. Not more than 3,000,000 shares of stock shall be available for the grant of options or the issuance of stock under the Plan. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to option but on which the option has not been exercised shall continue to be available under the Plan. The Plan is administered by the Board of Directors. Options granted under the Plan typically vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis. Additional options have been granted to retain certain existing employees, which options vest monthly over four years.

  On June 3, 1998, the Board of Directors approved the Option Exchange Program and the Option Replacement Program, allowing employees of the Company to exchange their nonqualified stock options for incentive stock options. Nonqualified stock options to purchase a total of 1,450,212 shares were exchanged for incentive stock options to purchase the equivalent number of shares with an exercise price equal to the fair market value at the date of exchange.

  On May 24, 1999, the stockholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 4,000,000 shares.

  On May 24, 1999, the stockholders approved an amendment to the Plan to annually increase the number of shares reserved for issuance on the first day of the Company's fiscal year beginning January 1, 2000 by an amount equal to the lesser of (A) 4,000,000 shares, (B) three percent of the Company's outstanding shares at the end of the Company's preceding fiscal year, and (C) a lesser amount determined by the Board of Directors.

  On May 24, 1999, the stockholders approved an amendment to the Plan to limit the number of shares of Common Stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 4,000,000 shares, plus an additional 4,000,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit.

  Included in the table below as outstanding at December 31, 1999 are options to purchase 225,192 shares that were issued outside of the Plan, of which 156,269 were exercisable as of December 31, 1999. The options issued outside the Plan include 166,340 options that were assumed in acquisitions.

                              INFOSPACE.COM, INC.

  Activity and price information regarding the options are summarized as follows:

                                                                Weighted average
                                                     Options     Exercise price
                                                    ----------  ----------------
   Outstanding, December 31, 1996 .................  4,164,424        0.06
     Granted ......................................  1,525,234        0.74
     Exercised ....................................       (488)       0.02
                                                    ----------
   Outstanding, December 31, 1997 .................  5,689,170        0.24
     Granted ......................................  7,978,532        2.59
     Cancelled .................................... (1,878,476)       0.53
     Exercised .................................... (1,118,676)       0.91
                                                    ----------
   Outstanding, December 31, 1998 ................. 10,670,550        1.88
     Granted ......................................  4,137,212       27.93
     Cancelled ....................................   (380,377)       5.67
     Exercised .................................... (1,990,442)       1.14
                                                    ----------
   Outstanding, December 31, 1999 ................. 12,436,943       10.55
                                                    ==========
   Options exercisable, December 31, 1999 .........  4,185,769        2.05
                                                    ==========

  Information regarding stock option grants during the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                 Year ended                  Year ended                  Year ended
                              December 31, 1999           December 31, 1998           December 31, 1997
                         --------------------------- --------------------------- ---------------------------
                                   Weighted Weighted           Weighted Weighted           Weighted Weighted
                                   Average  Average            Average  Average            Average  Average
                                   exercise   fair             exercise   fair             exercise   fair
                          Shares    price    value    Shares    price    value    Shares    price    value
                         --------- -------- -------- --------- -------- -------- --------- -------- --------
Exercise price exceeds
 market price...........       --   $  --    $  --         --     --     $ --    1,000,000  $1.00    $0.75
Exercise price equals
 market price........... 4,137,212   27.93    28.26  6,932,532   2.93     2.91      57,738   0.70     0.22
Exercise price is less
 than market price......       --      --       --   1,066,000   0.33     0.89     467,496   0.19     0.60

  The Company has elected to follow the measurement provisions of Accounting Principles Board Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. In those cases where options have been granted when the option price is below fair market value, the Company recognizes compensation expense over the vesting period using the aggregated percentage of compensation accrued method as prescribed by Financial Standards Accounting Board Interpretation
No. 28. Compensation expense of $284,102, $1,246,132, and $143,922, was recognized during the years ended December 31, 1999, 1998 and 1997, respectively, for options granted with exercise prices less than grant date fair market value.

  To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted through December 31, 1999: risk-free interest rate ranging from 4.24% to 6.56%; expected dividend yield of 0-%; 121% volatility; and an expected life of five years for 1999 and six years for 1998 and prior.

                              INFOSPACE.COM, INC.

  Had compensation expense for the Plan been determined based on fair value at the grant dates for awards under the Plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net losses for the years ended December 31, 1999, 1998 and 1997, would have been adjusted to the following pro forma amounts:

                                           1999          1998         1997
                                       ------------  ------------  -----------
Net loss as reported.................. $(21,693,775) $(11,818,703) $(1,660,915)
Net loss, pro forma...................  (37,146,066)  (12,234,567)  (1,662,405)
Basic net loss per share, pro forma... $      (0.40) $      (0.22) $     (0.04)

  Additional information regarding options outstanding as of December 31, 1999, is as follows:

                          Options outstanding              Options exercisable
                   -------------------------------------  -----------------------
                                  Weighted
                                   average     Weighted                 Weighted
     Range of                     remaining    average                  average
     exercise        Number      contractual   exercise     Number      exercise
      prices       outstanding   life (yrs.)    price     Exercisable    price
     --------      -----------   -----------   --------   -----------   --------
   $ 0.01-  1.88    3,870,687       6.68        $ 0.94     2,820,076     $ 0.84
     2.00-  9.77    4,552,296       7.91          3.66     1,193,633       3.59
    10.75- 19.94    1,236,968       6.47         14.11       147,168      13.71
    20.22- 28.63    2,020,900       9.75         23.48           --         --
    31.19- 57.56      437,000       9.87         41.09           --         --
    74.50-101.63      319,092       9.97         90.87        24,892      76.25
                   ----------       ----        ------     ---------     ------
                   12,436,943       8.14         10.55     4,185,769       2.05
                   ==========       ====        ======     =========     ======

  At December 31, 1999 6,179,815 shares were available for future grants under the Plan.

  In connection with the May and August 1998 private placement offering, the Company issued warrants to purchase 8,255,344 shares of common stock to five third-party participants for consulting services performed in identifying, structuring and negotiating future financings. These warrants expire between May 21, 2008 and August 6, 2008. The activity and additional information are as follows:

       Outstanding, December 31, 1998................................ 8,255,344
       Exercised.....................................................  (935,436)
                                                                      ---------
       Outstanding, December 31, 1999................................ 7,319,908
                                                                      =========

        Range of
        Exercise                                                       Number
         prices                                                      Outstanding
        --------                                                     -----------
       $0.50-1.00..................................................   3,934,984
        1.25-1.50..................................................   1,707,980
        2.50.......................................................   1,676,944

  In July 1998, the Company issued warrants to purchase 1,911,868 shares of common stock at an exercise price of $0.01 to a former consultant in conjunction with the acquisition of Outpost (Note 4). All of these warrants were exercised in 1999.

  On August 24, 1998, the Company issued to AOL warrants to purchase up to 3,959,664 shares of common stock, which warrants vest in 16 equal quarterly installments over four years, conditioned on the

                              INFOSPACE.COM, INC.

delivery by AOL of a minimum number of searches each quarter on the Company's white pages directory service. The warrants have an exercise price of $3.00 per share. The warrants were valued using the fair value method, as required under SFAS No. 123. The fair value of the warrants was approximately $3,300,000 at the date of grant, and is being amortized ratably over the four-year vesting period. The underlying assumptions used to determine the value of the warrants are an expected life of six years and a 5.5% risk-free interest rate.

  The Company assumed warrants to purchase 72,202 shares of the Company's common stock as a result of the acquisition of INEX Corporation (Note 6). These warrants were issued to seven third-party participants. Two of the third party participants exercised 12,243 of the warrants in December 1999. The remaining warrants expire between January 29, 2000 and July 31, 2000. The range of exercise prices and number outstanding at December 31, 1999 are as follows:

        Range of                                                       Number
       Exercise prices                                               Outstanding
       ---------------                                               -----------
       $3.75........................................................   17,139
        8.00........................................................   42,820

  Stock purchase rights plan: On June 26, 1998, the Board of Directors approved the InfoSpace Stock Purchase Rights Plan. The plan was offered to employees of the Company and its subsidiaries. The purpose of the plan was to provide an opportunity for employees to invest in the Company and increase their incentive to remain with the Company. A maximum of 2,000,000 shares of common stock were available for issuance under the plan. During July 1998, the Company offered shares to employees under the plan, resulting in the sale of 893,004 shares at $1.88 per share. The plan was terminated on August 24, 1998.

  1998 Employee Stock Purchase Plan: The Company adopted the 1998 Employee Stock Purchase Plan (the ESPP) in August 1998. The ESPP was implemented upon the effectiveness of the initial public offering. The ESPP is intended to qualify under Section 423 of the Code, and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or subsidiary's common stock and the Company's executives may not participate in the ESPP. An aggregate of 1,800,000 shares of common stock are authorized for issuance under the ESPP.

  The ESPP was implemented with six-month offering periods, with the first such period commencing upon the effectiveness of the initial public offering and ending July 31, 1999. Thereafter, offering periods will begin on each February 1 and August 1. The price of common stock purchased under the ESPP will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period, except that the purchase price for the first offering period was equal to the lesser of 100% of the initial public offering price of the common stock offered hereby and 85% of the fair market value on July 31, 1999. The ESPP does not have a fixed expiration date, but may be terminated by the Company's Board of Directors at any time. There were 76,290 shares issued for the first ESPP offering period which ended on July 31, 1999.

Note 6: Business Combinations

  Zephyr Software Inc: On December 29, 1999, the Company acquired all of the common stock of Zephyr Software Inc., a privately held company, and its wholly owned subsidiary Zephyr Software (India) Private Limited ("Zephyr") for a purchase consideration of 325,696 shares of the Company's common stock and acquisition expenses of $539,512. The acquisition was accounted for as a purchase in accordance with

                              INFOSPACE.COM, INC.

Accounting Principles Board Opinion ("APB") No. 16. Results of operations for Zephyr have been included with those of the Company for the period subsequent to the date of acquisition.

  The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                     Book and
                                                                    Fair Value
                                                                    ----------
   Tangible assets acquired.......................................  $  217,932
   Liabilities assumed............................................    (238,622)
                                                                    ----------
     Book value of net liabilities acquired.......................     (20,690)
   Purchase price:
     Fair value of shares issued..................................   8,643,105
     Acquisition costs............................................     539,512
                                                                    ----------
   Excess of purchase price over net assets acquired, allocated to goodwill......................................................  $9,203,307
                                                                    ==========

  The Company is amortizing the goodwill over an estimated useful life of three years.

  eComLive.com, Inc.: On December 16, 1999, the Company acquired all of the common stock of eComLive.com, Inc., a privately held company, for a purchase consideration of 686,356 shares and acquisition expenses of $582,246. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

  The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                   Book and
                                                                  Fair Value
                                                                  -----------
   Tangible assets acquired...................................... $    59,128
   Liabilities assumed...........................................     (60,053)
                                                                  -----------
     Book value of net liabilities acquired......................        (925)
   Fair value adjustments:
     Fair value of purchased technology, including in-process
      research and development...................................   5,300,000
     Fair value of assembled workforce...........................     140,000
                                                                  -----------
   Fair value of net assets acquired.............................   5,439,075
   Purchase price:
     Fair value of shares issued.................................  31,995,220
     Acquisition costs...........................................     582,246
                                                                  -----------
   Excess of purchase price over net assets acquired, allocated to goodwill.................................................. $27,138,391
                                                                  ===========

  The $5,300,000 value of purchased technology includes purchased in-process research and development for future InfoSpace products. Generally accepted accounting principles require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 1999, include the write-off of $2,000,000 of purchased in-process research and development. The remaining $3,300,000 represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill over an estimated life of five years.

                              INFOSPACE.COM, INC.

  Union-Street.com: On October 14, 1999, the Company acquired all of the common stock of Union-Street.com, a privately held company, for a purchase consideration of 873,294 shares and acquisition expenses of $395,656. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

  The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                   Book and
                                                                  Fair Value
                                                                  -----------
   Tangible assets acquired...................................... $    69,412
   Liabilities assumed...........................................    (176,631)
                                                                  -----------
     Book value of net liabilities acquired......................    (107,219)
   Fair value adjustments:
     Fair value of purchased technology, including in-process
      research and development...................................   5,300,000
     Fair value of assembled workforce...........................     160,000
                                                                  -----------
   Fair value of net assets acquired.............................   5,352,781
   Purchase price:
     Fair value of shares issued.................................  20,487,518
     Acquisition costs...........................................     395,656
                                                                  -----------
   Excess of purchase price over net assets acquired, allocated to goodwill.................................................. $15,530,393
                                                                  ===========

  The $5,300,000 value of purchased technology includes purchased in-process research and development for future InfoSpace products. Generally accepted accounting principles require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 1999, include the write-off of $3,300,000 of purchased in-process research and development. The remaining $2,000,000 represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill over an estimated useful life of five years.

  INEX Corporation: On October 14, 1999, the Company completed the merger with INEX Corporation, a privately held company that developed and marketed Internet commerce applications to deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. Under the terms of the merger , which was accounted for as a pooling-of-interests, the Company exchanged 1,800,000 shares of common stock for (1) directly to those INEX shareholders who elected to receive our common stock in exchange for their INEX shares at the closing of the combination, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace.com Canada Holdings Inc., an indirect subsidiary of the Company, which exchangeable shares were issued to those INEX shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of outstanding warrants and options to purchase INEX common shares, which the Company assumed and which will become exercisable for shares of InfoSpace common stock. The consolidated financial statements for the three years ended December 31, 1999 and the accompanying notes reflect the Company's financial position and the results of operations as if INEX was a wholly-owned subsidiary since inception.

                              INFOSPACE.COM, INC.

  My Agent technology: On June 30, 1999 the Company acquired the MyAgent technology and related assets from Active Voice Corporation for $18 million dollars. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and the liabilities assumed based on their fair values at the date of the acquisition. Other than the MyAgent technology modules, no other assets or liabilities were assumed as part of this acquisition.

  The Company recorded a non-recurring charge of $3.9 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Separately, the Company also recorded a one-time charge of approximately $1.0 million for expenses related to bonus payments made to certain Active Voice MyAgent team employees who accepted employment with InfoSpace but who are under no agreement to continue their employment with InfoSpace. The Company also recorded $13.7 million of goodwill and $480,000 of other intangible assets. These intangibles will be amortized over their useful life, which the Company has estimated to be five years.

  The allocation of the purchase price is summarized as follows:

   Fair value of purchased technology, including in-process
    research and development.....................................  $ 4,300,000
   Fair value of assembled workforce.............................       80,000
                                                                   -----------
   Fair value of net assets acquired.............................    4,380,000
   Purchase price:
     Cash paid...................................................   18,000,000
     Acquisition costs...........................................       83,054
                                                                   -----------
   Excess of purchase price over net assets acquired, Allocated to goodwill..................................................  $13,703,054
                                                                   ===========

  The $4.3 million value of purchased technology includes purchased in-process research and development for future InfoSpace products. Generally accepted accounting principles require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the quarter ended June 30, 1999, include the write-off of $3.9 million of purchased in-process research and development. The remaining $400,000 represents the purchase of core technology which is being amortized over an estimated useful life of five years. The Company is amortizing the goodwill over an estimated life of five years.

  Prior to the acquisition, the MyAgent product team was not accounted for as a separate entity, a subsidiary, or a line of business, or division of the business, but rather was an integral part of the research and development group. Accordingly, historical financial information is not available.

  Outpost Network, Inc.: On June 2, 1998, the Company acquired all of the common stock of Outpost, a privately held company, for a purchase consideration of 5,999,952 shares of the Company's common stock, cash of $35,000, assumed liabilities of $264,000, and acquisition expenses of $1,957,000. In conjunction with the acquisition, the Company was required to issue warrants valued at $1,902,000 to a former consultant, which are included in acquisition costs. The transaction was accounted for as a purchase.

  Of the purchase price of $7,992,000, $2,800,000 was allocated to in-process research and development, $800,000 was allocated to core technology and existing products and $4,543,000 was recorded as goodwill. Generally accepted accounting principles require purchased in-process research and development with no

                              INFOSPACE.COM, INC.

alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 1998, include the write-off of the purchased in-process research and development. The core technology and goodwill are being amortized over a useful life of five years.

  YPI: On May 16, 1997, the Company acquired all outstanding Membership Interest Units of YPI, a limited liability company, in a transaction accounted for as a purchase. YPI operations began to be included in the Company's financial statements on the effective date of the acquisition, May 1, 1997. In conjunction with the acquisition, the Company acquired certain advertising agreements and assumed a note payable for $90,000. The purchase price of $306,000 was allocated to advertising agreements of $85,417, note payable of $90,000 and goodwill of $310,383. The aggregate number of shares of the stock issued was derived from revenues generated by the business during the specified measurement period. Before December 31, 1997, the number of shares to be issued was finalized and a total of 340,000 shares were issued to the sellers on January 2, 1998.

 Pro forma information relating to acquisitions (unaudited)

  The following unaudited pro forma information shows the results of the Company for the year ended December 31, 1999 as if the acquisitions of Zephyr Software, eComLive and Union-Street occurred on January 1, 1999 The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                                                                  (unaudited)
                                                                  ------------
   Revenue....................................................... $ 36,987,351
   Net loss......................................................  (23,377,606)
   Basic and diluted net loss per share.......................... $      (0.25)

Note 7: Commitments and Contingencies

  The Company has noncancellable operating leases for corporate facilities. The leases expire through 2003. Rent expense under operating leases totaled approximately $621,000, $266,000 and $134,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The Company also has noncancellable carriage fee agreements with certain affiliates.

  Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31:

     2000............................................................ $  727,000
     2001............................................................    437,000
     2002............................................................    389,000
     2003............................................................    225,000
     2004............................................................     17,000
                                                                      ----------
                                                                      $1,795,000
                                                                      ==========

                              INFOSPACE.COM, INC.

  Future payments required under noncancellable affiliate carriage fee agreements are as follows for the years ending December 31:

     2000........................................................... $12,083,000
     2001...........................................................  11,572,000
     2002...........................................................     900,000
     2003...........................................................     900,000
     2004...........................................................     900,000
                                                                     -----------
                                                                     $26,355,000
                                                                     ===========

  Litigation: On December 15, 1999, a complaint was filed against the Company on behalf of a former employee in federal court in New Jersey alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, and promissory estoppel. The former employee contends he agreed to work for InfoSpace on the basis of certain misrepresentations, that he entered into an agreement with the Company that entitles him to an option to purchase 150,000 shares of the Company's common stock, and that he was terminated without cause. The former employee seeks
(1) the right to purchase the shares of stock, (2) unspecified compensatory and punitive damages, and (3) litigation costs and attorney's fees. On January 31, 2000, the Company answered the complaint. Discovery is ongoing, and trial is set for September 2000. The Company is currently investigating the claims at issue and believes the Company has meritorious defenses to such claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

  One of the shareholders of INEX Corporation filed a complaint on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled it to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The complainant alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than one percent of our common stock. The complaint also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relations and conspiracy. The complaint was amended on December 20, 1999 to allege that the Company assumed the obligations of INEX under the alleged shareholders agreement as a result of our acquisition of INEX on October 14, 1999. The complaint seeks damages against the Company and named former INEX shareholders for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before October 14, 1999 and the highest trading value of shares of the Company's common stock received or receivable in exchange attained before the date of trial. In the alternative, the complaint seeks special damages in the amount of $50,000,000 Canadian. The complaint also seeks $500,000 in punitive damages and constructive trusts, equitable liens and tracing remedies in both INEX shares formerly held by certain shareholders and shares of the Company's common stock received by those shareholders in exchange for their INEX shares. 217,567 shares of the Company's common stock and shares exchangeable into the Company's common stock that were part of the INEX purchase price which are held to satisfy this claim. The Company is currently investigating the claims at issue and believes the Company has meritorious defenses to such claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

  On December 23, 1998, the Company initiated litigation against Internet Yellow Pages, Inc., or IYP, by filing suit in United States District Court for the Western District of Washington. On February 3, 1999, the Company served a first amended complaint on IYP and Greg Crane, an agent of IYP, in which the Company asserted claims for (a) account stated, (b) breach of contract, and (c) fraud. On March 5, 1999, IYP answered the Company's complaint in the Washington action, and asserted claims for breach of contract, fraud,

                              INFOSPACE.COM, INC.

extortion and Consumer Protection Act violations. IYP seeks relief consisting of $1,500,000 and other unquantified money damages and treble damages for the CPA and attorneys' fees. Discovery is ongoing. The Company is currently investigating the claims at issue and believes the Company has meritorious defenses to such claims. Nevertheless, litigation is uncertain and the Company may not prevail in these suits. Trial is set for April 2000, but the parties are finalizing an agreement to dispose of the case by a streamlined mini-trial before a federal magistrate.

  Settlement of litigation: On February 8, 2000, the Company reached a settlement with an alleged former employee. Under the terms of the settlement, the alleged former employee received a cash payment of $10.5 million. As this subsequent event was settled prior to the issuance of the financial statements, the expense has been recorded in the fourth quarter of 1999 in Other non-recurring expense.

  On February 22, 1999, the Company reached a settlement with a former employee. Under the terms of the settlement the former employee received a cash payment of $4.5 million. As this subsequent event was settled after December 31, 1998 but prior to the issuance of the financial statements, the expense was recorded in the fourth quarter of 1998 in Other non-recurring expense.

  Contingencies: In the Company's early stage of development, the Company did not clearly document arrangements with employees and consultants, including matters relating to the issuance of stock options. As a result of this incomplete documentation, the Company may receive claims in the future asserting rights to acquire common stock.

                              INFOSPACE.COM, INC.

Note 8: Income Taxes

  No provision for federal income tax has been recorded as the Company has incurred net operating losses through December 31, 1999. The tax effects of temporary differences and net operating loss carryforwards that give rise to the Company's deferred tax assets and liabilities are as follows:

                                                          1999         1998
                                                      ------------  -----------
Deferred tax assets:
  Net operating loss carryforward ................... $ 17,371,000  $    36,000
  Tax credits........................................      372,000          --
  Intangible amortization ...........................      428,000       60,000
  Compensation expense--stock options ...............          --        59,000
  Allowance for bad debt ............................      237,000      203,000
  Litigation accrual ................................    3,675,000    1,530,000
  Accrued carriage fees..............................      318,000          --
  Other, net ........................................      225,000       34,000
  Warrants ..........................................          --        46,000
  Deferred revenue ..................................      199,000      473,000
                                                      ------------  -----------
    Gross deferred tax assets .......................   22,825,000    2,441,000
Deferred tax liabilities:
  Purchased technology ..............................      868,000      252,000
  Prepaid expenses ..................................      125,000      113,000
  Depreciation ......................................      115,000       13,000
  Unrealized investment gains .......................      463,000          --
  Other .............................................        5,000          --
                                                      ------------  -----------
    Gross deferred tax liabilities ..................    1,576,000      378,000
                                                      ------------  -----------
    Net deferred tax assets .........................   21,249,000    2,063,000
Valuation allowance .................................  (21,249,000)  (2,063,000)
                                                      ------------  -----------
Deferred tax balance ................................ $        --   $       --
                                                      ============  ===========

  At December 31, 1999 and 1998, the Company provided a full valuation allowance for its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 1999 and 1998, was $19,186,000 and $1,792,000, respectively.

  As of December 31, 1999, the Company's federal net operating loss carryforward for income tax purposes was approximately $50 million. If not utilized, the federal net operating loss carryforwards will begin to expire between 2011 and 2019. The Company's federal research tax credit carryforwards for income tax purposes are approximately $372,000. If not utilized, the federal tax credit carryforwards will begin to expire between 2011 and 2019.

  Deferred tax assets of approximately $17.5 million as of December 31, 1999 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

                              INFOSPACE.COM, INC.

Note 9: Net Loss Per Share

  The Company has adopted SFAS No. 128, Earnings per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented, as discussed in Note 5, were included in the computation of diluted loss per share as they were antidilutive. Options and warrants to purchase a total of 9,063,508, 6,016,789 and 1,574,181 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 1999, 1998 and 1997, respectively. 340,000 contingently issuable shares of common stock have been excluded from the calculation of basic earnings per share for the year ended December 31, 1997 (Note 6).

Note 10: Information on Products and Services

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

  The Company generates substantially all of its revenues through integrated technology and services delivered through a common physical infrastructure, and therefore the Company has only one reportable segment. Substantially all revenues are generated from domestic sources. Substantially all of the Company's long-lived assets are physically located within the United States.

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

                              INFOSPACE.COM, INC.

 Revenue Information

  Revenues are derived from the Company's consumer, merchant and wireless services. These services generate revenues from advertising, content carriage, licensing fees, commerce transaction fees and guaranteed transaction fees in lieu of revenue share. Contracts with customers often utilize services from more than one area of service and include revenue from more than one revenue source.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                  1999        1998       1997
                                               ----------- ---------- ----------
     Consumer revenues........................ $29,371,286 $8,370,965 $1,424,748
     Merchant revenues........................   6,872,585  1,252,395    317,794
     Wireless revenues........................     663,300        --         --
                                               ----------- ---------- ----------
     Total revenues........................... $36,907,171 $9,623,360 $1,742,542
                                               =========== ========== ==========

Note 11: Related-party transactions

  During the years ended December 31, 1999, 1998 and 1997, the Company sold advertising to other entities in which the Company's chief executive officer had equity interests resulting in revenues of $580,912, $19,269 and $200,000, respectively.

  During 1999, the Company entered into a technology license and development agreement for the development of a shopping cart technology with a software development company whose majority owner is related to the Company's chief executive officer. Under the terms of the agreement the Company paid a development fee of $400,000. The Company owns all rights to the technology and has granted a perpetual license to the software development company to use the developed technology for certain limited uses.

Note 12: Investment in Joint Venture

  In 1998, the Company entered into a joint venture with Thomson Directories Limited to form TDL InfoSpace to replicate the Company's content, community and commerce services in Europe. TDL InfoSpace has targeted the United Kingdom as its first market, and content services were launched in the third quarter of 1998. Under the license agreement between Thomson and TDL InfoSpace, Thomson licenses its U.K. directory information database to TDL InfoSpace. Under the Web site services agreement between Thomson and TDL InfoSpace, Thomson also sells Internet yellow pages advertising for the joint venture through its local sales force. Under the Company's license agreement with TDL InfoSpace, the Company licenses technology and provides hosting services to TDL InfoSpace.

  Under the joint venture agreement, the Company and Thomson is obligated to negotiate with TDL InfoSpace and the other party to jointly offer private label solutions in other European countries prior to offering such services independently or with other parties.

                              INFOSPACE.COM, INC.

Note 13: Subsequent Events

 Business Combinations:

  On March 10, 2000, the Company acquired San Mateo, California-based Saraide.com, Inc., a provider of wireless Internet services in Europe, Japan and Canada. Under the terms of the agreement, InfoSpace merged Saraide with its own wireless services and issued 4,795,432 shares of the Company's common stock valued at approximately $347.2 million to the existing shareholders of Saraide in a transaction to be accounted for as a purchase. InfoSpace will control 80% of the combined company.

  On March 6, 2000, the Company signed a definitive agreement to acquire Cupertino, California-based, Orchest, Inc. (MoneyPlant.com). Orchest has developed a Web site to provide online account information aggregation for consumers. Under the terms of the acquisition, which will be accounted for as a purchase, InfoSpace will exchange 123,211 shares of the Company's common stock valued at approximately $31.3 million for all of Orchest's outstanding shares.

  On February 15, 2000, the Company closed the acquisition of Mountain View, California-based Prio, Inc. Under the terms of the acquisition, which will be accounted for as a pooling of interests, InfoSpace will exchange 5,293,456 shares of the Company's common stock for all of Prio's outstanding shares, warrants and options. Prior period financial statements will be recast for this acquisition in future filings.

  On December 23, 1999, the Company signed a definitive agreement to acquire Berkeley, California-based Millet Software (privacybank.com). Under the terms of the acquisition, which will be accounted for as a purchase, InfoSpace will exchange 297,552 shares of the Company's common stock valued at approximately $29.7 million for all of Millet's outstanding shares, warrants and options. The Company expects to close this acquisition in the first quarter of 2000.

 Stockholder's Equity:

  On January 21, 2000, the Board of Directors approved a two-for-one stock split of the Company's common stock. In order to effect this split the Board of Directors has approved, pending stockholder approval, increase the number of authorized shares of Common Stock from 200,000,000 to 900,000,000 shares. A special shareholder meeting of stockholders has been scheduled for April 3, 2000.

  On January 21, 2000, the Board of Directors approved the deletion of the 4,000,000 limitation to the annual number of additional shares reserved for issuance under the Restated 1996 Flexible Stock Incentive Program. The Company intends to solicit stockholder approval for this amendment at its 2000 Annual Meeting of Stockholders.

 Commitments:

  In March 2000, the Company entered into a five-year lease agreement for the corporate headquarters in Bellevue, Washington. The Company will pay a monthly base rent of $199,783 per month during the first two years, $208,864 per month during the second two years and $217,864 per month during the final year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

  Information regarding our executive officers is included in Part I under the caption "Executive Officers of the Registrant" and is incorporated by reference into this Item.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Consolidated Financial Statements.

  See Index to Consolidated Financial Statements at Item 8 on page 48 of this report.

  2. Financial Statement Schedules.

  All financial statement schedules required by 14(a)(2) have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  3. Exhibits

 Number                               Description
 ------                               -----------
  3.1*  Restated Certificate of Incorporation of the registrant.
  3.2*  Restated Bylaws of the registrant.
  4.1*  Form of Certificate of the Powers, Designations, Preferences and Rights
         of Series A Preferred Stock.
 10.1*  Form of Indemnification Agreement between the registrant and each of its Directors and Executive Officers.
 10.2*  Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option
         Grant Program for Nonemployee Directors under the Restated 1996
         Flexible Stock Incentive Plan.
 10.3*  1998 Employee Stock Purchase Plan
 10.4*  Lease, dated May 14, 1998, between the registrant and TIAA Realty, Inc.
 10.5*  Registration Rights Agreement, dated May 1, 1997, among the registrant,
         John E. Richards, Peter S. Richards, John Enger and Alexander Hutton
         Capital L.L.C., as subsequently amended by Agreement dated as of
         January 2, 1998, among the registrant, John E. Richards, Peter S.
         Richards, John Enger and Alexander Hutton Capital L.L.C.
 10.6*  Agreement, dated January 2, 1998, among the registrant, John E.
         Richards, Peter S. Richards, John Enger and Alexander Hutton Capital,
         L.L.C.
 10.7*  Form of Common Stock and Common Stock Warrant Purchase Agreements,
         dated May 21, 1998, between the registrant and each of Acorn Ventures-
         IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.
 10.8*  Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners,
         LLP and John and Carolyn Cunningham.
 10.9*  Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett
         Partners, LLP and John and Carolyn Cunningham.
 10.10* Form of Common Stock Warrant, dated May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.
 10.11* Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.
 10.12* Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

 Number                               Description
 ------                               -----------
 10.13* Form of Amendment to Common Stock and Common Stock Warrant Purchase
         Agreements, dated August 6, 1998, between the Registrant and each of
         Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
         Cunningham.
 10.14* License Agreement, dated July 28, 1998, between the registrant and
         American Business Information, Inc. (now known as infoUSA, Inc.).
 10.15* Amended and Restated Content Provider Agreement, made as of August 24,
         1998, effective as of April 25, 1998, between the registrant and 800-
         U.S. Search.
 10.16* Letter Agreement with Bernee D. L. Strom, dated November 22, 1998.
 10.17  Lease, dated February 2000, between the registrant and Three Bellevue
        Center, LLC.
 10.18  Letter Agreement with Bernee D. L. Strom, dated December 15, 1999.
 10.19  Letter Agreement with Naveen Jain, dated February 10, 2000.
 23.1*  Consent of Deloitte & Touche LLP, Independent Auditors.
 24.1   Power of Attorney (contained on signature page hereto).
 27.1   Financial Data Schedule

--------
* Previously filed.

Reports on Form 8-K.

  The following reports on Form 8-K were filed during the quarter ended December 31, 1999:

 Item #                        Description                          Filing Date
 ------                        -----------                          -----------
   1.   On October 4, 1999, we filed a Current Report on Form 8-K
         (a "Form 8-K")
         with the Securities and Exchange Commission (the
         "Commission") to report under Item 5 that we had entered
         into a definitive agreement to acquire Union-Street.com,
         Inc.
   2.   On October 28, 1999, we filed a Form 8-K with the
         Commission to report under Item 2 that we had completed
         our acquisition of INEX Corporation and under Item 5
         that we had completed our acquisition of Union-
         Street.com, Inc. and had entered into a definitive
         agreement to acquire Zephyr Software Inc. and its wholly
         owned subsidiary, Zephyr Software (India) Private
         Limited.
   3.   On December 20, 1999, we filed a Amendment to Current
         Report on Form 8-K on Form 8-K/A with the Commission to
         amend the Form 8-K filed on October 28, 1999 to report
         under Item 7 updated financial information relating to
         our acquisition of INEX Corporation.
   4.   On December 29, 1999, we filed a Form 8-K with the
         Commission to report under Item 2 that we had completed
         our acquisition of eComLive, Inc.

  (b) Exhibits.

  See Item 14 (a) above.

  (c) Financial Statements and Schedules.

  See Item 14 (a) above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on the 30th of March, 2000.

                                          InfoSpace.com, Inc.

                                                     /s/ Naveen Jain
                                          By: _________________________________
                                                Naveen Jain, Chief Executive
                                             Officer and Chairman of the Board


                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Naveen Jain and Ellen B. Alben and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated on the 30th day of March, 2000.

       Signature                                      Title
       ---------                                      -----
              /s/ Naveen Jain             Chief Executive Officer and
     ____________________________________  Chairman of the Board
                 Naveen Jain               (Principal Executive
                                           Officer)

           /s/ Tammy D. Halstead          Vice President, Acting Chief
     ____________________________________  Financial Officer and Chief
              Tammy D. Halstead            Accounting Officer
                                           (Principal Financial and
                                           Accounting Officer)

         /s/ John E. Cunningham, IV       Director
     ____________________________________
            John E. Cunningham, IV

           /s/ Peter L .S. Currie         Director
     ____________________________________
              Peter L. S. Currie

                                          Director
     ____________________________________
                 Gary C. List

       Signature                                      Title
       ---------                                      -----
           /s/ Rufus W. Lumry III         Director
     ____________________________________
              Rufus W. Lumry III
               /s/ Carl Stork             Director
     ____________________________________
                  Carl Stork
           /s/ Bernee D. L. Strom         Director
     ____________________________________
              Bernee D. L. Strom
              /s/ David House             Director
     ____________________________________
                 David House

                               INDEX TO EXHIBITS

 Number                               Description
 ------                               -----------
  3.1*  Restated Certificate of Incorporation of the registrant.
  3.2*  Restated Bylaws of the registrant.
  4.1*  Form of Certificate of the Powers, Designations, Preferences and Rights
         of Series A Preferred Stock.
 10.1*  Form of Indemnification Agreement between the registrant and each of its Directors and Executive Officers.
 10.2*  Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option
         Grant Program for Nonemployee Directors under the Restated 1996
         Flexible Stock Incentive Plan.
 10.3*  1998 Employee Stock Purchase Plan
 10.4*  Lease, dated May 14, 1998, between the registrant and TIAA Realty, Inc.
 10.5*  Registration Rights Agreement, dated May 1, 1997, among the registrant,
         John E. Richards, Peter S. Richards, John Enger and Alexander Hutton
         Capital L.L.C., as subsequently amended by Agreement dated as of
         January 2, 1998, among the registrant, John E. Richards, Peter S.
         Richards, John Enger and Alexander Hutton Capital L.L.C.
 10.6*  Agreement, dated January 2, 1998, among the registrant, John E.
         Richards, Peter S. Richards, John Enger and Alexander Hutton Capital,
         L.L.C.
 10.7*  Form of Common Stock and Common Stock Warrant Purchase Agreements,
         dated May 21, 1998, between the registrant and each of Acorn Ventures-
         IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.
 10.8*  Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners,
         LLP and John and Carolyn Cunningham.
 10.9*  Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett
         Partners, LLP and John and Carolyn Cunningham.
 10.10* Form of Common Stock Warrant, dated May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.
 10.11* Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.
 10.12* Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.
 10.13* Form of Amendment to Common Stock and Common Stock Warrant Purchase
         Agreements, dated August 6, 1998, between the Registrant and each of
         Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
         Cunningham.
 10.14* License Agreement, dated July 28, 1998, between the registrant and
         American Business Information, Inc. (now known as infoUSA, Inc.).
 10.15* Amended and Restated Content Provider Agreement, made as of August 24,
         1998, effective as of April 25, 1998, between the registrant and 800-
         U.S. Search.
 10.16* Letter Agreement with Bernee D. L. Strom, dated November 22, 1998.
 10.17  Lease, dated February 2000, between the registrant and Three Bellevue
        Center, LLC.
 10.18  Letter Agreement with Bernee D. L. Strom, dated December 16, 1999.
 10.19  Letter Agreement with Naveen Jain, dated February 10, 2000.
 23.1*  Consent of Deloitte & Touche LLP, Independent Auditors.
 24.1   Power of Attorney (contained on signature page hereto).
 27.1   Financial Data Schedule

--------
* Previously filed.