Form 10-K/A
period 1999-12-31
INFOSPACE INC
filed 2000-04-28
CIK 1068875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1


(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
              For the transition period from          to
                          Commission File No. 0-25131

                                INFOSPACE, INC.
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 3. Exhibits.

 Number                                Description
 ------                                -----------
  3.1+   Restated Certificate of Incorporation of the registrant.

  3.2+   Restated Bylaws of the registrant.

  4.1++  Form of Certificate of the Powers, Designations, Preferences and
          Rights of Series A Preferred Stock.

 10.1+   Form of Indemnification Agreement between the registrant and each of its Directors and Executive Officers.

 10.2+++ Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option
          Grant Program for Nonemployee Directors under the Restated 1996
          Flexible Stock Incentive Plan.

 10.3+   1998 Employee Stock Purchase Plan

 10.4+   Lease, dated May 14, 1998, between the registrant and TIAA Realty,
          Inc.

 10.5+   Registration Rights Agreement, dated May 1, 1997, among the registrant, John E. Richards, Peter S. Richards, John Enger and
          Alexander Hutton Capital L.L.C., as subsequently amended by Agreement dated as of January 2, 1998, among the registrant, John E. Richards,
          Peter S. Richards, John Enger and Alexander Hutton Capital L.L.C.

 10.6+   Agreement, dated January 2, 1998, among the registrant, John E.
          Richards, Peter S. Richards, John Enger and Alexander Hutton Capital,
          L.L.C.

 10.7+   Form of Common Stock and Common Stock Warrant Purchase Agreements,
          dated May 21, 1998, between the registrant and each of Acorn
          Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
          Cunningham.

 10.8+   Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners,
          LLP and John and Carolyn Cunningham.

 10.9+   Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett
          Partners, LLP and John and Carolyn Cunningham.

 10.10+ Form of Common Stock Warrant, dated May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

 10.11+ Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

 10.12+ Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

 10.13+  Form of Amendment to Common Stock and Common Stock Warrant Purchase
          Agreements, dated August 6, 1998, between the Registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
          Cunningham.

 10.14+  License Agreement, dated July 28, 1998, between the registrant and
          American Business Information, Inc. (now known as infoUSA, Inc.).

 10.15+  Amended and Restated Content Provider Agreement, made as of August 24,
          1998, effective as of April 25, 1998, between the registrant and 800-
          U.S. Search.


 Number                              Description
 ------                              -----------
 10.16+ Letter Agreement with Bernee D. L. Strom, dated November 22, 1998.

 10.17* Lease, dated February 2000, between the registrant and Three Bellevue
         Center, LLC.

 10.18* Letter Agreement with Bernee D. L. Strom, dated December 15, 1999.

 10.19* Letter Agreement with Naveen Jain, dated February 10, 2000.

 23.1   Consent of Deloitte & Touche LLP, Independent Auditors.

 24.1*  Power of Attorney.

 27.1*  Financial Data Schedule.

--------
  + Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

 ++ Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.

+++ Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.

  * Previously filed.

  (c) Exhibits.

  See Item 14 (a) above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d), as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on the 28th of April, 2000.

                                          InfoSpace, Inc.

                                                      /s/ Arun Sarin
                                          By: _________________________________
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons in the capacities indicated on the 28th day of April, 2000.

                  Signature                           Title
                  ---------                           -----
              /s/ Arun Sarin              Chief Executive Officer and
     ____________________________________  Director (Principal
                  Arun Sarin               Executive Officer)

           /s/ Tammy D. Halstead          Vice President, Acting Chief
     ____________________________________  Financial Officer and Chief
              Tammy D. Halstead            Accounting Officer
                                           (Principal Financial and
                                           Accounting Officer)

             /s/ Naveen Jain*             Chairman of the Board
     ____________________________________
                 Naveen Jain

        /s/ John E. Cunningham, IV*       Director
     ____________________________________
            John E. Cunningham, IV

          /s/ Peter L .S. Currie*         Director
     ____________________________________
              Peter L. S. Currie

                                          Director
     ____________________________________
                 Gary C. List


          /s/ Rufus W. Lumry III*         Director
     ____________________________________
              Rufus W. Lumry III

                                          Chief Operating Officer,
     ____________________________________  President of Merchant
               Ashok Narasimhan            Services and Director

                  Signature                             Title
                  ---------                             -----
              /s/ Carl Stork*               Director
      ____________________________________
                   Carl Stork

             /s/ David C. House*            Director
      ____________________________________
                David C. House

             /s/ Ellen B. Alben
     *By: _________________________________
                 Ellen B. Alben
                Attorney-in-Fact

                               INDEX TO EXHIBITS

 Number                                Description
 ------                                -----------
  3.1+   Restated Certificate of Incorporation of the registrant.

  3.2+   Restated Bylaws of the registrant.

  4.1++  Form of Certificate of the Powers, Designations, Preferences and
          Rights of Series A Preferred Stock.

 10.1+   Form of Indemnification Agreement between the registrant and each of its Directors and Executive Officers.

 10.2+++ Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option
          Grant Program for Nonemployee Directors under the Restated 1996
          Flexible Stock Incentive Plan.

 10.3+   1998 Employee Stock Purchase Plan

 10.4+   Lease, dated May 14, 1998, between the registrant and TIAA Realty,
          Inc.

 10.5+   Registration Rights Agreement, dated May 1, 1997, among the registrant, John E. Richards, Peter S. Richards, John Enger and
          Alexander Hutton Capital L.L.C., as subsequently amended by Agreement dated as of January 2, 1998, among the registrant, John E. Richards,
          Peter S. Richards, John Enger and Alexander Hutton Capital L.L.C.

 10.6+   Agreement, dated January 2, 1998, among the registrant, John E.
          Richards, Peter S. Richards, John Enger and Alexander Hutton Capital,
          L.L.C.

 10.7+   Form of Common Stock and Common Stock Warrant Purchase Agreements,
          dated May 21, 1998, between the registrant and each of Acorn
          Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
          Cunningham.

 10.8+   Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners,
          LLP and John and Carolyn Cunningham.

 10.9+   Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett
          Partners, LLP and John and Carolyn Cunningham.

 10.10+ Form of Common Stock Warrant, dated May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

 10.11+ Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

 10.12+ Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

 10.13+  Form of Amendment to Common Stock and Common Stock Warrant Purchase
          Agreements, dated August 6, 1998, between the Registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
          Cunningham.

 10.14+  License Agreement, dated July 28, 1998, between the registrant and
          American Business Information, Inc. (now known as infoUSA, Inc.).

 10.15+  Amended and Restated Content Provider Agreement, made as of August 24,
          1998, effective as of April 25, 1998, between the registrant and 800-
          U.S. Search.

 10.16+  Letter Agreement with Bernee D. L. Strom, dated November 22, 1998.

 10.17*  Lease, dated February 2000, between the registrant and Three Bellevue
          Center, LLC.

 10.18*  Letter Agreement with Bernee D. L. Strom, dated December 16, 1999.

 10.19*  Letter Agreement with Naveen Jain, dated February 10, 2000.

 23.1    Consent of Deloitte & Touche LLP, Independent Auditors.

 Number        Description
 ------        -----------
 24.1*  Power of Attorney.

 27.1*  Financial Data Schedule.

--------
  + Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

 ++ Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.

+++ Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.

  *  Previously filed.