Form 10-Q
period 2000-03-31
INFOSPACE INC
filed 2000-05-12
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For the quarterly period ended March 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For the transition period from ________________ to _______________

                        Commission File Number 0-25131


                                INFOSPACE, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                           91-1718107
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


         15375 N.E. 90/th/ Street                                98052
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

                                Yes   X   No ___.
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
              Class                                              April 30, 2000
              -----                                              --------------
Common Stock, Par Value $.0001                                     229,497,029

                                INFOSPACE, INC.
                          FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                      PART I - Financial Information

Item 1. -- Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.....................    3

         Consolidated Statements of Operations for the Three Months Ended
                 March 31, 2000 and 1999............................................................    4

         Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2000 and 1999............................................................    5

         Notes to Consolidated Financial Statements.................................................    6

Item  2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations

          Overview..................................................................................   12

          Results of Operations.....................................................................   14

          Liquidity and Capital Resources...........................................................   17

          Factors Affecting InfoSpace's Operating Results, Business Prospects and
              Market Price of Stock.................................................................   21

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk..............................   27

                                       Part II - Other Information

Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K.........................................................   28

Signatures..........................................................................................   29

Item 1. - Financial Statements

                                INFOSPACE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,     December 31,
                                                                                              2000           1999
                                                                                           (unaudited)
                                                                                         -------------   -------------
                                        ASSETS
Current assets:
     Cash and cash equivalents..................................................          $  35,561,656    $ 37,985,250
     Short-term investments.....................................................            114,459,290     124,720,142
     Accounts receivable, net of allowance for doubtful accounts of $705,609 and
         $702,960...............................................................              8,273,390       6,663,497
     Notes receivable...........................................................             25,578,115      11,580,866
     Interest receivable........................................................              2,771,622       3,333,772
     Prepaid expenses and other current assets..................................             15,142,541      10,304,244
                                                                                          -------------    ------------
         Total current assets...................................................            201,786,614     194,587,771

Other long-term assets..........................................................              2,089,664         702,641
Property and equipment, net.....................................................             18,861,989       7,998,957
Long-term investments...........................................................             37,838,717      71,416,776
Other investments...............................................................             63,846,750      17,038,508
Intangible assets, net..........................................................            385,787,368      73,842,557
                                                                                          -------------    ------------
Total...........................................................................          $ 710,211,102    $365,587,210
                                                                                          =============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................          $   3,255,313    $  2,810,141
     Accrued expenses...........................................................             24,096,173      18,501,053
     Deferred revenues..........................................................              3,657,588       2,672,531
     Other current liabilities..................................................                 71,766         185,742
     Short-term debt............................................................                692,845         856,695
                                                                                          -------------    ------------
         Total current liabilities..............................................             31,773,685      25,026,162

Long-term liabilities and minority interest:
     Other long-term liabilities................................................                 71,341          73,125
     Long-term debt.............................................................              1,622,556         612,637
     Minority interest..........................................................             29,158,321              --
                                                                                          -------------    ------------
         Total long-term liabilities and minority interest......................             30,852,218         685,762

Stockholders' equity
     Preferred stock, par value $.0001- authorized, 15,000,000 shares: issued and
     outstanding, 1 share.......................................................                     --              --
     Common stock, par value $.0001- authorized, 900,000,000 shares; issued and
     outstanding, 227,733,868 and 211,853,372 shares............................                  2,277           2,119
     Additional paid-in capital.................................................            829,480,458     439,447,478
     Accumulated deficit........................................................           (182,227,743)    (98,512,435)
     Accumulated other comprehensive income.....................................              3,669,531       1,317,448
     Deferred expense-warrants..................................................             (2,080,070)     (2,311,159)
     Unearned compensation-stock options........................................             (1,259,254)        (68,165)
                                                                                          -------------    ------------
         Total stockholders' equity.............................................            647,585,199     339,875,286
                                                                                          -------------    ------------
Total...........................................................................          $ 710,211,102    $365,587,210
                                                                                          =============    ============

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2000 and 1999
                                  (unaudited)

                                                                               --------------------------------
                                                                                      2000              1999
                                                                               ---------------    -------------
Revenues...............................................................         $  19,005,740      $  5,259,418
Cost of revenues.......................................................             3,118,772         1,308,500
                                                                                -------------      ------------
         Gross profit..................................................            15,886,968         3,950,918

Operating expenses:
     Product development...............................................             4,777,280         2,486,604
     Sales and marketing...............................................             8,452,028         5,416,649
     General and administrative........................................             6,077,685         2,650,575
     Amortization of intangibles.......................................             7,490,751           299,279
     Acquisition and other related charges.............................            86,397,306                --
     Other - non-recurring charges.....................................             2,887,609                --
                                                                                -------------      ------------
         Total operating expenses......................................           116,082,659        10,853,107
                                                                                -------------      ------------
         Loss from operations..........................................          (100,195,691)       (6,902,189)

Other income, net......................................................             3,462,752         1,265,486
Unrealized gain on investments.........................................            23,597,688                --
Minority interest......................................................            (9,843,321)               --
                                                                                -------------      ------------
Loss from operations before income tax expense and cumulative
  effect of change in accounting principle.............................           (82,978,572)       (5,636,703)
Income tax expense.....................................................                17,520                --
                                                                                -------------      ------------
Loss from operations before cumulative effect of change in
  accounting principle.................................................           (82,996,092)       (5,636,703)
Cumulative effect of change in accounting principle....................              (719,216)               --
                                                                                -------------      ------------

Net loss...............................................................         $ (83,715,308)     $ (5,636,703)
                                                                                =============      ============

Comprehensive loss.....................................................         $ (81,363,225)     $ (5,634,912)
                                                                                =============      ============

Basic and diluted net loss per share...................................         $       (0.39)     $      (0.03)
                                                                                =============      ============
Shares used in computing basic and diluted net loss per share..........           217,120,107       179,618,040
                                                                                =============      ============

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2000 and 1999
                                  (unaudited)

                                                                                         ---------------------------------
                                                                                               2000               1999
                                                                                         ---------------   ---------------
Operating activities
     Net loss....................................................................         $  (83,715,308)  $    (5,636,703)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
         Depreciation and other amortization.....................................              8,650,408         1,522,071
         Compensation expense-stock options......................................                258,888            24,029
         Warrants expense........................................................              3,118,698           203,925
         Performance warrant revenue.............................................             (3,218,222)               --
         Noncash services exchanged..............................................                110,000                --
         Bad debt expense........................................................                 29,061           150,437
         (Equity) loss from joint venture........................................                (81,025)           55,052
         Loss on disposal of fixed assets........................................                 14,099             1,905
         Unrealized gain on investments..........................................            (23,597,688)               --
         Cumulative translation adjustment                                                        (4,124)               --
         Minority interest in venture fund.......................................              9,843,321                --
         Business acquisition costs                                                           14,684,574                --
         In-process research and development.....................................             74,100,000                --
         Cumulative effect of change in accounting principle.....................                505,743                --
         Cash provided (used) by changes in operating assets and liabilities:
             Accounts receivable.................................................             (1,057,751)         (346,890)
             Interest receivable.................................................                562,150          (420,480)
             Prepaid expense and other current assets............................             (3,020,563)         (933,484)
             Other long-term assets..............................................                (14,846)          (15,876)
             Accounts payable....................................................                251,204        (2,239,320)
             Accrued expenses....................................................             (3,729,167)       (2,835,308)
             Deferred revenue....................................................                479,314            87,888
                                                                                         ---------------   ---------------
         Net cash used by operating activities...................................             (5,831,234)      (10,382,754)
     Investing activities
         Capitalized internally developed software...............................                (84,493)         (214,666)
         Purchase of property and equipment......................................             (4,257,509)       (1,130,867)
         Repayment proceeds of notes receivable..................................              6,893,826               929
         Issuance of notes receivable............................................            (20,873,075)         (250,000)
         Business acquisitions, net of cash acquired.............................            (11,417,506)               --
         Investment in domain name...............................................                     --          (100,000)
         Minority interest contribution in venture fund..........................             19,315,000                --
         Purchase of other investments...........................................            (17,500,000)         (500,000)
         Short-term investments, net.............................................             10,260,852        68,187,154
         Long-term investments, net..............................................             33,578,059       (45,074,269)
                                                                                         ---------------   ---------------
         Net cash provided by investing activities...............................             15,915,154        20,918,281
     Financing activities:
         Proceeds from issuance of ESPP shares...................................                343,126                --
         Proceeds from issuance of common stock..................................                     --         1,870,641
         Proceeds from exercise of warrants......................................                 91,880           110,966
         Proceeds from exercise of stock options.................................              8,480,722            52,784
         Short-term and long-term debt, net......................................            (21,423,242)          141,992
                                                                                         ---------------   ---------------
         Net cash provided (used) by financing activities........................            (12,507,514)        2,176,383
                                                                                         ---------------   ---------------
     Net increase (decrease) in cash and cash equivalents........................             (2,423,594)       12,711,910
     Cash and cash equivalents:
         Beginning of period.....................................................             37,985,250        39,986,609
                                                                                         ---------------   ---------------
         End of period...........................................................        $    35,561,656   $    52,698,519
                                                                                         ===============   ===============
     Supplemental disclosure of noncash activities
         Stock issued in exchange transaction....................................                110,000                --

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace), previously known as InfoSpace.com, Inc., a Delaware corporation, was founded in March 1996. The Company is a global Internet information infrastructure services company that provides enabling technologies and Internet services to Web sites, merchants and wireless devices.

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Prior period financial statements have been recast to give effect to mergers accounted for as a pooling of interests. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our annual report (Commission File Number 0-25131) filed on Form 10-K for the fiscal year ended December 31, 1999. Prior period balances have been reclassified to conform to current period presentation.

Stock split: A two-for-one stock split of the Company's common stock was effected on April 7, 2000. All references in the financial statements to shares, share prices and per share amounts have been adjusted retroactively for this stock split.

Other non-recurring charges: Other non-recurring charges in the first quarter of 2000 represent an expense recorded for the fair market value of warrants issued by Prio, Inc. Prio had previously issued warrants for services provided. These warrants were accounted for under variable plan accounting. Subsequent to the acquisition of Prio, the agreement with this warrants was terminated and the remaining unvested warrants accelerated to full vesting.

Cumulative effect of change in accounting principle: On January 1, 2000, the Company adopted SAB 101, Revenue Recognition in Financial Statements, which established certain criteria for net versus gross recording of sales transactions. Prior to January 1, 2000, the Company recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue was recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB 101, the Company would have deferred $719,216 of revenue and recognized in 2000 and 2001. In accordance with SAB 101, the Company recorded a cumulative effect of change in accounting principle of $719,216 and recorded $213,473 in revenue in the first quarter of 2000 related to previously recognized development, implementation and/or integration fees that would have been recorded as revenue if the fees were recognized on the straight-lined basis in prior periods. The remaining balance of $502,743 will be recognized from April 2000 through November 2001.

2.   Acquisitions

Millet Software: On March 31, 2000 the Company acquired all of the common stock of Millet Software (privacybank.com) for purchase consideration of 488,224 shares of the Company's common stock and acquisition expenses of $54,531. Millet was a privately held company that developed secure technology that provides an automated process for filling in payment forms. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16. Results of operations for Millet have been included with those of the Company for the period subsequent to the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Tangible assets acquired                                                                $    110,354
Liabilities assumed                                                                         (404,374)
                                                                                        ------------
    Book value of net liabilities acquired                                                  (294,020)
Fair value adjustments:
    Fair value of purchased technology, including in-process research and
      development                                                                          6,000,000
    Fair value of assembled workforce                                                        170,000
                                                                                        ------------
Fair value of net assets acquired                                                          5,875,980
Purchase price:
    Fair value of shares issued                                                           29,647,618
    Acquisition costs                                                                         54,531
                                                                                        ------------
Excess of purchase price over net assets acquired, allocated to goodwill                $123,826,169
                                                                                        ============

The $6,000,000 value of purchased technology includes purchased in-process research and development for future InfoSpace products. Generally accepted accounting principles require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the quarter ended March 31, 2000, include the write-off of $2,400,000 of purchased in-process research and development. The remaining $3,600,000 represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill and assembled workforce over an estimated life of five years.

Saraide Inc.: On March 10, 2000 the Company acquired eighty percent of the common stock of Saraide, Inc. (formerly saraide.com, inc.), a privately held provider of wireless Internet services in Europe, Japan and Canada, for purchase consideration of 9,233,672 shares of the Company's common stock and acquisition expenses of $340,489. The acquisition was accounted for as a purchase in accordance with APB No. 16. Results of operations for Saraide have been included with those of the Company for the period subsequent to the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Tangible assets acquired                                                                    $ 15,231,884
Liabilities assumed                                                                          (31,412,332)
                                                                                            ------------
    Book value of net liabilities acquired                                                   (16,180,448)
Fair value adjustments:
    Fair value of purchased technology, including in-process research and
      development                                                                             97,000,000
    Fair value of contract list                                                               16,000,000
    Fair value of assembled workforce                                                          2,100,000
                                                                                            ------------
Fair value of net assets acquired                                                             98,919,552
Purchase price:
    Fair value of shares issued                                                              347,022,206
    Acquisition costs                                                                            340,489
                                                                                            ------------
Excess of purchase price over net assets acquired, allocated to goodwill                    $248,443,143
                                                                                            ============

The $97,000,000 value of purchased technology includes purchased in-process research and development for future InfoSpace products. Generally accepted accounting principles require purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the quarter ended March 31, 2000, include the write-off of $71,700,000 of purchased in-process research and development. The remaining $25,300,000 represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill, assembled workforce and contract list over an estimated life of five years.

Minority Interest:

Net liabilities and losses applicable to the minority interest in Saraide exceed the minority interest equity capital in Saraide. The minority interest portion of the net liabilities and further losses are charged against the Company, the majority interest, since the minority interest is not obligated to fund these net liabilities and further losses. If Saraide has future earnings, the Company will recognize income to the extent of such losses previously absorbed.

Pro forma information - Saraide acquisition:

The following pro forma information shows the results of the Company for the quarter ended March 31, 2000 as if the acquisition of Saraide occurred on January 1, 2000. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated or which may occur in the future.

For the quarter ended March 31, 2000:
-------------------------------------

Revenues                                                                 $ 19,718,361
Loss before cumulative effect of change in accounting principle           (89,629,692)
Net loss                                                                  (90,348,908)
Basic and diluted loss per share                                         $      (0.42)

Prio, Inc.: On February 14, 2000, the Company completed the merger with Prio, Inc., a privately held provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 9,322,418 shares of the Company's common stock for all of the preferred and common shares of Prio. The condensed consolidated balance sheet as of March 31, 2000 and December 31, 1999 and the statement of operations for the quarters ended March 31, 2000 and 1999 are presented as if Prio was a wholly-owned subsidiary since inception.

Pro forma information - Prio, Inc. merger:

The following reflects the summarized results of operations for InfoSpace and Prio for the quarters ended March 31, 2000 and 1999. These results of operations have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated or which may occur in the future.

Quarter ended March 31,                        2000                1999
----------------------------------------------------------------------------
Revenues:
  InfoSpace                               $ 17,686,289          $ 5,259,418
  Prio                                       1,319,459                   --
                                          ------------          -----------
                                          $ 19,005,748          $ 5,259,418
                                          ============          ===========
Net loss:
  InfoSpace                               $(66,327,822)         $(1,486,150)
  Prio                                     (17,387,486)          (4,150,553)
                                          ------------          -----------
                                          $(83,715,308)         $(5,636,703)
                                          ============          ===========

3.   Venture Capital Fund

On January 1, 2000, the Company established the InfoSpace Capital Venture Fund 2000 LLC. This fund is an investment vehicle through which the Company will invest in Internet and technology companies. Investors in this fund are the Company and its employees. The Company will contribute a total of $30,000,000 to this fund, $25,450,000 of which had been contributed as of March 31, 2000. Employees meeting the accredited investor criteria contributed $16,315,000 to the fund as of March 31, 2000. The Company contributed $3,000,000 of its total investment on behalf of the employees of the Company employed as of March 31, 2000. The employee contribution vests on March 31, 2003. The Company will recognize this expense on a straight-lined basis over the three year vesting term. Amounts forfeited during the vesting term will revert to the Company.

The funds investments are selected and managed by an investment committee that includes members of the Company's management. The Company has a majority and controlling interest in the fund.

All investments held in the fund are recorded at their fair market value and unrealized gains and losses on the investments are recorded as gains or losses in the statement of operations of the fund. As of March 31, 2000, the fund had $16,320,388 in cash and $49,047,687 in investments. The investment balance is reflected at fair market value and includes $23,597,688 of unrealized gain that was recorded in Other income on the Company's Statement of Operations. The Company has recorded minority interest on the Balance Sheet and Statement of Operations for the employee-owned portion of the fund.

4.   Notes Receivable

On February 28, 2000, the Company loaned $10.0 million to an unrelated company that the Company plans to acquire. This acquisition is expected to close in the second quarter of 2000.

On December 1, 1999, the Company loaned an unrelated third party $2.5 million. This short-term note is due by August 1, 2000, and accrues interest at 12% per annum. On January 19, 2000 and February 18, 2000, the Company loaned the same third party an additional $1.0 million and $1.5 million. These two notes are due by September 1, 2000 and accrue interest at 12% per annum. All three of the notes are secured by all of the assets and properties of the borrower and are considered fully collectible. At March 31, 2000, accrued interest on the notes was $149,667.

From December 21, 1999 to February 29, 2000, the Company loaned a former Officer of the Company $10.0 million. The promissory note is due on December 6, 2001, and accrues interest at the prime rate. The note is secured by a pledge of the officer's shares of the Company's common stock. The pledged shares are valued in excess of the note balance. At March 31, 2000, accrued interest on this note was $179,603. At March 31, 2000, the Company also had approximately $399,000 in short-term loans to employees, related and unrelated parties at various interest rates.

5.   Short-Term and Long-Term Debt

As a result of the merger with Prio, Inc. and the acquisitions of Saraide Inc. and Millet Software, the Company assumed short-term and long-term debt. The Company's debt as of March 31, 2000 consists of the following:

Equipment financing and capital leases                  $ 1,264,506
Notes payable                                             1,050,895
Current portion                                            (692,845)
                                                        -----------
Long-term portion                                       $ 1,622,556
                                                        ===========

$110,216 of the equipment financing and capital lease obligations is due in the year ending December 31, 2000. In addition, the Company elected to purchase leased equipment subsequent to March 31, 2000, which was comprised of $1,154,290 of the total equipment financing and capital lease obligations noted above. This obligation pay off will occur in the second quarter of 2000.

The Company assumed a note payable in the merger with Prio which has $1,000,895 of principal and interest due at March 31, 2000. Monthly payments on this loan are due through March 2002. The loan bears interest at rates ranging from 15.0% to 16.4% per annum. Principal and interest repayments are due approximately as follows: April 1, 2000 through December 31, 2000, $544,000; 2001, $340,000;
2002, $117,000.

The Company assumed a note payable to a former shareholder of Millet Software for $50,000. This note bears interest at 8% and is due on October 15, 2000.

6.   Subsequent Events

On April 6, 2000, the Company signed a definitive agreement to acquire Tempe, Arizona-based IQorder.com, a company that has developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN to locate a product, compare prices and make an instant purchase. Under the terms of the acquisition, which will be accounted for as a purchase, the Company will exchange common stock for all of IQorder's outstanding shares, warrants and options. The number of shares to be exchanged will be determined at the close of the transaction.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock" and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

InfoSpace, Inc. is a global Internet information infrastructure services company. InfoSpace provides enabling technologies and Internet services to wireless devices, merchants and Web sites. We began operations in March 1996. During the period from inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our consumer services. Revenue in 1998 was also primarily generated through our consumer services. Throughout 1999 and the first quarter of 2000, we have expanded our information infrastructure services to enhance our consumer, merchant and wireless services. The following provides greater detail on each of our service offerings:

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

Revenues from our consumer services are generated from advertising, subscriber fees and guaranteed transaction fees in lieu of revenue share.

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

Our merchant services consist of a comprehensive platform of technology that enables us to deliver unique services such as:

 .  the online delivery of promotions to any device that can be used online and offline;
 . buying from anyWeb site directly from a wireless device with a single click; . Page Express which enables local merchants to create a Web presence;
 .  StoreBuilder which enables merchants to build on-line stores;
 .  ActivePromotion which enables merchants to create targeted product promotions and distribute them across our network;
 . ActiveShopper which provides an open marketplace where consumers can find, research and purchase products from our merchant network.

Revenues from our merchant services are primarily generated from commerce fees and subscriber fees, including per store/per month or per promotion/per month fees.

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

Our wireless services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer and creating a barrier to switch. Revenues are primarily generated from the carrier and include licensing fees, per subscriber/per month fees in the U.S. and per query/per message fees in Europe and Japan. In addition we receive commerce revenue for the transactions delivered on the wireless devices.

All three of our services are built on our core technology platform and use the same operational infrastructure. We do not allocate development or operating costs to any of these services.

In February 2000, we acquired Prio, Inc., a provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. The consolidated financial statements and accompanying notes reflect the Company's financial position and results of operations as if Prio was a wholly-owned subsidiary since inception. In March 2000, we acquired an eighty-percent interest in Saraide Inc. (formerly saraide.com, inc), a provider of wireless Internet services in Europe, Japan and Canada. Also in March 2000, we acquired Millet Software

(privacybank.com). Millet developed secure technology that provides an automated process for filling in payment forms.

We have incurred losses since our inception and, as of March 31, 2000, we had an accumulated deficit of approximately $182.2 million. For the quarter ended March 31, 2000, our net loss totaled $83.7 million, including $86.4 million in acquisition and related charges associated with the acquisitions of Prio, Saraide and Millet Software and $2.9 million in other non-recurring charges related to a one-time warrant expense that resulted from the acquisition of Prio.

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

 .  expand internationally; and

 .  expand our consumer, merchant and wireless services.

After giving effect to our recent acquisitions and continued global expansion, we expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. Although we have experienced sequential quarterly growth in revenues over the past eleven quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.


Results of Operations

First Quarter 2000 Compared to First Quarter 1999

Revenues. Revenues increased $13.7 million, or 261%, to $19.0 million in the three-month period ended March 31, 2000, from $5.3 million for the comparable period in 1999. This increase is due primarily to significant growth in our consumer and merchant services as a result of the expansion of our affiliate network, which consists of more that 3,000 Web sites and wireless devices, increased traffic to our affiliate network that results in increased page views, and increased use of our consumer, merchant and wireless services, as well as larger and longer term agreements with advertisers, affiliates and distribution partners. We entered into 111 new agreements in the first quarter of 2000. A portion of our revenues represents barter transactions resulting from our exchange with other companies of banner advertising space for reciprocal banner advertising space, for content license or for print advertising. Barter revenues for the quarter ended March 31, 2000 were 4.6% of total revenue. Barter revenues for the quarter ended March 31, 1999 were 3.5% of total revenue.

Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our consumer, merchant and wireless services, including direct personnel expenses, consultant costs, communication costs such as high-speed Internet access, server equipment depreciation and content license fees. Cost of revenues were $3.1 million, or 16% of revenues, for the three-month period ended March 31, 2000 compared to $1.3 million, or 25% of revenues, for the three-month period ended March 31, 1999. The absolute dollar increase is primarily attributable to costs incurred in order to support greatly increased delivery of consumer, merchant and wireless solutions, including personnel expenses, communication lines, data licenses and equipment. We expect the absolute dollars spent on personnel, enhanced content and expanded communications will continue to increase for the foreseeable future. We currently anticipate that cost of revenues will be in the high teens as a percentage of revenues for the remainder of 2000.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, design and development of the proprietary technology we use to integrate and distribute our consumer, merchant and wireless services. Product development expenses increased $2.3 million, or 92%, to $4.8 million in the three-month period ended March 31, 2000, from $2.5 million for the comparable period in 1999. The increase in absolute dollars is primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional engineering personnel who will develop and enhance our proprietary technology.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related benefits for sales and marketing personnel, advertising and promotion expenses, barter expense, carriage fees, sales office expenses and travel expenses. Sales and marketing expenses increased $3.0 million, or 56%, to $8.5 million in the three-month period ended March 31, 2000, from $5.4 million for the comparable period in 1999. The absolute dollar increase is primarily due to increased personnel costs and carriage fees paid to certain affiliates to include our content services on their Web sites and travel expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, occupancy and general office expenses. General and administrative expenses were $6.1 million or 32% of revenue for the three-months ended March 31, 2000. This compares to $2.7 million or 50% of revenue for the comparable period in 1999. These increases are primarily due to increased staffing levels, office expansion at our headquarter offices and other North America locations and professional services.

Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademark, contract lists and assembled workforce. Amortization of intangibles was $7.5 million in the first quarter of 2000, compared to $299,000 in the first quarter of 1999. The increases are a result of amortization of intangibles recorded from the acquisitions of Saraide in March 2000, Zephyr Software and eComLive in December of 1999, Union-Street in October 1999, the MyAgent technology acquisition in June 1999 and Outpost Network in July 1998. With the exception of Zephyr, intangibles of applicable goodwill, core technology, contract list and acquired workforce for each acquisition are being amortized over five years. The amortization of goodwill for Zephyr is over three years. On March 31, 2000, we also acquired Millet Software (privacybank.com). Amortization on the goodwill, core technology and acquired workforce for this acquisition will be over five years and will begin in April 2000. As a result of these acquisitions, we expect amortization of intangibles to be higher in future quarters than the first quarter of 2000 amortization expense. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

Acquisition and Related Charges. Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to acquisitions, such as legal and accounting fees. The acquisition and related charges in the first quarter of 2000 were one-time in-process research and development charges and costs incurred in the purchase acquisitions of Saraide and Millet Software. Also included in acquisition and other related charges in 2000 are the costs incurred in the acquisition of Prio, which was accounted for as a pooling-of-interests transaction. Total in-process research and development charges in the first quarter of 2000 was $74.1 million. We expect to continue to pursue an aggressive growth strategy to enhance and expand our consumer, merchant and wireless services. In the event we complete additional acquisitions, we could incur additional acquisition and related charges in the future.

Other Non-Recurring Charges. Other non-recurring charges in the first quarter of 2000 represent an expense recorded for the fair market value of warrants issued by Prio. Prio had previously issued warrants for services provided. These warrants were accounted for under variable plan accounting. Subsequent to the acquisition of Prio, the agreement pursuant to which these warrants were granted was terminated and the remaining unvested warrants accelerated to full vesting.

Unrealized Gain on Investments Held: Unrealized gain on investments held represents the unrealized gain on the investments in the InfoSpace Venture Capital Fund 2000. In accordance with Accounting for Investments in Venture Capital Funds, the investments are recorded at their market value and the unrealized gains are reflected in the income statement in the Fund, which is fully consolidated. The unrealized gain recognized in the first quarter of 2000 is not necessarily indicative of future results.

Minority Interest in Venture Capital Fund: As the majority interest in the InfoSpace Venture Capital Fund 2000, we have recorded 100% of the balance sheet and statement of operations in our consolidated financial statements. The non-InfoSpace portion of the net income in the fund has been reflected as minority interest.

Other Income, Net. Other income consists primarily of interest income for all periods. Other income was $3.5 million in the first quarter of 2000, compared to $1.3 million from the first quarter in 1999. The increase from the prior year is primarily due to interest earned on higher average cash balances resulting from the net proceeds from our follow-on offering, which closed in April 1999.

We have reinvested and will continue to reinvest part of our fixed income securities in equity investments. We anticipate that our expansion plans may require greater cash uses in the remainder of 2000 than in prior years. With these two factors, we anticipate that our interest income from our fixed securities will decrease in the remainder of 2000, compared with 1999.

Income Taxes Expense. The income tax expense in the first quarter of 2000 is from our international operations in Europe.

Liquidity and Capital Resources

Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. As of March 31, 2000, we had cash, cash equivalents and short-term investments of $150.0 million and long-term investments of $101.7 million.

Net cash used by operating activities was $5.8 million in the first quarter of 2000. Cash used in operating activities for the quarter ended March 31, 2000 and consisted primarily of net operating losses and increases in accounts receivable and prepaid expenses and the decrease in accrued liabilities. Net cash used by operating activities was $10.4 million during the quarter ended March 31, 1999 consisted primarily of net operating losses and decreases in accounts payable and accrued expenses.

Net cash provided by investing activities was $15.9 million in the quarter ended March 31, 2000. For this period, cash provided by investing activities was primarily comprised of the reduction of short-term and long-term investments and inclusion of minority interest. This cash increase was offset by business acquisition costs, issuance of notes receivable and additional investments. Net cash provided by investing activities during the quarter ended March 31, 1999 was $20.9 million. This was primarily a result of investing the cash proceeds from the initial public offering in short and long-term investments.

Cash used in financing activities in the quarter ended March 31, 2000 of $12.5 million was primarily comprised of payments of debt assumed in the acquisition of Saraide and was offset by proceeds from the exercise of stock options, warrants and issuance of shares under our 1998 Employee Stock Purchase Plan. Cash provided by financing activities in the quarter ended March 31, 1999 of $2.2 was primarily comprised of proceeds from the issuance of common stock. The proceeds are related to equity financings of Prio and INEX, which have been accounted for as pooling of interests.

We plan to use our cash for strategic investments and acquisitions, investments in internally developed technology and advertising and marketing initiatives. In addition, we are relocating our headquarter offices from Redmond, Washington to Bellevue, Washington at the end of May 2000. Included in the costs of this move is the construction of a new data center, tenant improvements and furniture. We will also purchase capital equipment for our headquarters and our other world-wide locations, including Mountain View, California; Dallas, Texas; Ottawa, Canada; and Pependrecht, Netherlands. We expect these capital expenditures to be approximately $24 million in the remainder of 2000. These costs will be capitalized and amortized over their estimated useful lives.

We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock."

Acquisitions

Millet Software. On March 31, 2000 we acquired all of the common stock of Millet Software, a privately held company, for a purchase consideration of 488,224 shares of our common stock and acquisition expenses of $54,531. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

In this transaction, we assumed net assets of $5.9 million. This includes $6.0 million in purchased technology which includes in-process research and development, $170,000 of acquired workforce and $294,020 in net liabilities. We issued shares with a fair value of $29.6 million and incurred acquisition costs of $54,531. This resulted in $18.5 million of goodwill.

We recorded a non-recurring charge of $2.4 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development the estimated stage of development of each module of the technology, including the complexity and technical obstacles to overcome, estimating the estimated expected life of each module, estimated cash flows resulting from the expected revenues, margins, and operating expenses generated from each module, and discounted the present value the cash flows associated with the in-process technologies. Considering the inherent difficulty in developing estimates of future performance for emerging technologies such as the Millet Software applications, we utilized a relatively high rate of return (30%) to discount to present value the cash flows associated with the in-process technologies.

Within the Millet Software technology there are three technologies, Form L, Smart Mapper and Screen Walking. As of the date of acquisition, we estimated that the Form L, Smart Mapper and Screen Walking technologies were 100%, 85% and 65% completed, respectively. The percentage completed pre-acquisition for each application was based primarily on the evaluation of two major factors: time-based data and complexity-based data. The core technology reliance for the Smart Mapper and Screen Walking technologies was 40% and 20%, respectively.

We expect to fully integrate these technologies into our full suite of Internet information infrastructure service offerings. Further, the modules will not be distinguishable market segments for financial reporting purposes or for management purposes. Consequently, there will be no separate and distinguishable allocations or utilizations of net working capital, and no specific charges for use of contributory assets. None of our operating expenses are allocated to specific service offerings. The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the modules to remain competitive.

Our revenue assumptions for these modules were based on the subscription and transaction revenue we expect to generate from our shopping services. Our expense assumptions for these modules included cost of revenues, which we estimated to be 3% of revenues as we will incur minimal costs to deliver this technology on the platforms already developed and in use by us. Sales and marketing expenses combined with general and administrative expenses were estimated to be 35% in the first two years, and thereafter to range between 30% to 35% as a percentage of revenues. However, cost of revenues, sales and marketing expenses and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

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

We do not expect to have the ability to calculate revenues specifically and exclusively attributable to the integrated Millet technology. Further, the absence of such attribution will not be material to any module's success. The amount that we can charge customers for access and use of these modules will be greatly influenced by market forces and competitor's pricing of their own packaged and integrated offerings.

Saraide Inc. On March 10, 2000 we acquired eighty percent of the common stock of Saraide, a privately held company, for a purchase consideration of 9,233,672 shares and acquisition expenses of $340,489. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

In this transaction, we assumed net liabilities of $16.2 million. The purchase includes $97.0 million in purchased technology which includes in-process research and development, $16.0 million of contract list, $2.1 million of acquired workforce and $16.2 million in net liabilities.

We issued shares with a fair value of $347.0 million and incurred acquisition costs of $340,489. This resulted in $248.4 million of goodwill.

We recorded a non-recurring charge of $71.7 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each module of the technology, including the complexity and technical obstacles to overcome, estimating the expected life of each module, estimating cash flows resulting from the expected revenues, margins, and operating expenses generated from each module, and discounting to present value the cash flows associated with the in-process technologies.

At the date of acquisition, Sariade had eight technologies which had not yet reached technological feasibility: (i) asynchronous bridges, (ii) lookup service/persistent cache services, (iii) transaction services, (iv) open standards application provider interface ("API"), (v) SS7 signaling functionality, (vi) security infrastructure, (vii) location enabler, and (viii) commerce enabler. With the exception of the asynchronous bridges, all projects were estimated to be commercially deployable in 2000. Once complete, these projects will provide the fundamental operating system and infrastructure for the distributed networked system platform ("DNSP"), Saraide's value added service platform under development.

The expected life of the modules being developed was assumed to be five to seven years, after which substantial modification and enhancement would be required for the modules to remain competitive.

Our revenue assumptions for these modules were based on the number of carriers in Europe and North America we estimated would utilize these services, and the number of messages per month for Europe and the number of subscribers per month for North America signed up with these carriers that would utilize these services.

Our expense assumptions for these modules included cost of revenues, which we estimated to be 65% for 2000 and decreasing to 43% of revenues as we will incur costs to deploy the technology globally. Research and development costs were estimated to be of 4.4% of revenues in 2000, decreasing to 2.2%. Sales and marketing expenses combined with general and administrative expenses were estimated to be 70% for 2000, and thereafter decreasing to range 20% as a percentage of revenues in line with industry levels as the Company capitalizes on economies of scale. However, cost of revenues, sales and marketing expenses and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

While we believe that the assumptions discussed above were made in good faith and were reasonable when made, such assumptions remain largely untested, as the technologies are in the process of being integrated and released with our full suite of integrated Internet information infrastructure technologies and services for wireless devices. Accordingly, the assumptions we made may prove to be inaccurate, and there can be no assurance that we will realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions. Considering the inherent difficulty in developing estimates of future performance for emerging technologies such as the Saraide technologies, we utilized a relatively high rate of return (35.0% to 37.5%) to discount to present value the cash flows associated with the in-process technologies.

We do not expect to have the ability to calculate revenues specifically and exclusively attributable to the integrated Saraide technology. Further, the absence of such attribution will not be material to any module's success. The amount that we can charge the wireless carriers and device manufacturers for access and use of these modules will be greatly influenced by market forces and competitor's pricing of their own packaged and integrated offerings.

Prio, Inc.: On February 14, 2000, we consummated the acquisition, pursuant to an Agreement and Plan of Acquisition and Amalgamation, of Prio, a privately held company. The combination was accounted for as a pooling of interests. We issued 9,322,418 shares of our common stock in exchange for all the outstanding common and preferred stock of Prio.

Prio provides commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments developed and marketed Internet commerce applications that deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. We have added these service offerings to our merchant services. The consolidated financial statements for the three months ended March 31, 2000 and the accompanying notes reflect our financial position and the results of operations as if Prio was our wholly-owned subsidiary since inception.

Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock

In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors. These risks may impair our operating results and business prospects and the market price of our stock.

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding our business and growth strategy, the expected demand for and benefits of our Internet information infrastructure services for our affiliates, advertisers and content providers, anticipated benefits from the business and technologies we have acquired or intend to acquire, future carriage fees, increased advertising and public relations expenditures, increased operating expenses and the reasons for such increases, expected operating losses, increased product development expenditures, increased costs of revenues, increased product development expenses, increased sales and marketing expenses, increased general and administrative expenses, anticipated capital equipment expenditures and anticipated cash needs. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue," "and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our and the strategic Internet services industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. The risks set forth below and elsewhere in this report could cause actual results to differ materially from those projected.

We Have a Limited Operating History and a History of Losses.

We have a limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses from our inception in March 1996 through March 31, 2000. At March 31, 2000, we had an accumulated deficit of approximately $182.2 million. We expect to incur operating losses on a quarterly basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

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

In addition, because InfoSpace only began operations in March 1996, and because the market for Internet infrastructure services such as ours is new and evolving, it is very difficult to predict future financial results. As a result of our recent acquisitions and continued global expansion, we have and intend to continue to significantly increase our sales and marketing, research and development and general and administrative expenses in the remainder of the year 2000. Our expenses are partially based on our expectations regarding future revenues and estimated expenses from our acquisitions, which are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

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

We Need to Manage Our Growth and Maintain Procedures and Controls.

We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from 15 at January 1, 1998 to 471 at March 31, 2000. We now have offices in Redmond, Washington; San Francisco, San Mateo and Mountain View, California; New York City and Rochester, New York; Dallas, Texas; Toronto and Ottawa, Canada; Papendrecht, Netherlands; and London, United Kingdom. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. We do not have experience managing multiple offices with multiple facilities and personnel in disparate locations. As a result, we may not be able to effectively manage our resources, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources. We have recently added a number of key managerial, technical and operations personnel and we expect to add additional key personnel in the near future. We also plan to continue to significantly increase our employee base. These additional personnel may further strain our management resources.

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


We Rely on Advertising and Transaction Revenues.

We derive a significant amount of our revenues from the sale of national and local advertisements, transaction fees and promotions from our affiliates who use our consumer services, and we expect this to continue into the second or third quarter of 2000. Our ability to increase and diversify our revenues will depend upon a number of factors, including the following:

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

Our top ten customers represented 64% of our revenues in the first quarter of 2000 and 61% of our revenues for first quarter of 1999. In particular, 800-U.S. Search, Inc. accounted for approximately 13% of our revenues for the quarter ended March 31, 2000 and 28% for the quarter ended March 31, 1999. If we lose any of these customers or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

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


Item 3. -- Quantitative and Qualitative Disclosures About Market Risk

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

Item 6. -- Exhibits and Reports on Form 8-K:

     a.   Exhibits

             3.1      Amended and Restated Articles of Incorporation

             10.1 Employment agreement between InfoSpace, Inc., Saraide Inc. and Arun Sarin dated April 17, 2000

             27.1     Financial Data Schedule

     b.   Reports on Form 8-K

              Form 8-K filed with the SEC on January 6, 2000 with respect to the acquisition of Zephyr Software, Inc.

              Form 8-K filed with the SEC on March 29, 2000 with respect to the acquisition of Prio, Inc., as subsequently amended by a Form 8-K/A filed with the SEC on April 24, 2000.

              Form 8-K filed with the SEC on March 29, 2000 with respect to the acquisition of Saraide, Inc.

              Form 8-K filed with the SEC on April 20, 2000 with respect to the acquisition of Millet Software, Inc.

              Form 8-K filed with the SEC on May 10, 2000 with respect to the acquisition of IQorder.com, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INFOSPACE, INC.



                                 By: /s/ Tammy D. Halstead
                                     ---------------------
                                     Tammy D. Halstead
                                     Vice President. Chief Accounting
                                     Officer and Acting Chief Financial
                                     Officer



Dated: May 12, 2000