Form 10-Q
period 2000-06-30
INFOSPACE INC
filed 2000-08-11
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________  to  _________________

                        Commission File Number 0-25131


                                INFOSPACE, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                              91-1718107
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


    601 108th Avenue NE, Suite 1200                                 98004
               Bellevue, Washington                              (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (425) 201-6100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No   .
                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
           Class                                     July 31, 2000
           -----                                     --------------
Common Stock, Par Value $.0001                        233,776,364

                                INFOSPACE, INC.
                          FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1. -- Financial Statements

     Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999...................................................    3

     Consolidated Statements of Operations for the Three and Six Months Ended
           June 30, 2000 and 1999..............................................    4

     Consolidated Statements of Cash Flows for the Three and Six Months Ended
           June 30, 2000 and 1999..............................................    5

     Notes to Consolidated Financial Statements................................    6

Item  2. -- Management's Discussion and Analysis of Financial Condition and
                Results of Operations

     Overview..................................................................   10

     Results of Operations.....................................................   12

     Balance Sheet Commentary..................................................   15

     Liquidity and Capital Resources...........................................   16

     Factors Affecting InfoSpace's Operating Results, Business Prospects and
       Market Price of Stock...................................................   17

  Item  3. -- Quantitative and Qualitative Disclosures About Market Risk.......   23

                          Part II - Other Information

Items 1 through 3 are not applicable with respect to the current reporting period.

Item 4. -- Submission of Matters to a Vote of Security Holders.................   25

Item 5 is not applicable with respect to the current reporting period

Item 6. -- Exhibits and Reports on Form 8-K....................................   26

Signatures.....................................................................   27

Item 1. - Financial Statements

                                INFOSPACE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,           December 31,
                                                                                    2000                1999
                                 ASSETS                                          (unaudited)
                                                                                -------------        ------------
Current assets:
  Cash and cash equivalents..............................................       $  35,992,483        $ 37,985,250
  Short-term investments.................................................         107,422,059         124,720,142
  Accounts receivable, net of allowance for doubtful accounts............          14,148,316           6,663,497
  Notes and other receivables............................................          34,940,665          14,914,638
  Prepaid expenses and other current assets..............................          10,496,287          10,304,244
                                                                                -------------        ------------
     Total current assets................................................         202,999,810         194,587,771

Other long-term assets...................................................           3,935,928             702,641
Property and equipment, net..............................................          27,402,689           7,998,957
Long-term investments....................................................          13,805,271          71,416,776
Other investments........................................................          62,725,876          17,038,508
Intangible assets, net...................................................         365,805,073          73,842,557
                                                                                -------------        ------------
Total....................................................................       $ 676,674,647        $365,587,210
                                                                                =============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................       $   3,132,721        $  2,810,141
  Accrued expenses and other current liabilities.........................          11,688,758          19,543,490
  Deferred revenues......................................................          15,983,279           2,672,531
                                                                                -------------        ------------
     Total current liabilities...........................................          30,804,758          25,026,162

Long-term liabilities and minority interest:
  Long-term debt and other long-term liabilities.........................             416,346             685,762
  Minority interest......................................................          25,310,803                  --
                                                                                -------------        ------------
     Total long-term liabilities and minority interest...................          25,727,149             685,762

Stockholders' equity
  Preferred stock, par value $.0001-authorized, 15,000,000 shares:
    issued and outstanding, 1 and 0 share................................                  --                  --
  Common stock, par value $.0001-authorized, 900,000,000 shares;
    issued and outstanding, 231,915,485 and 211,826,168 shares...........              23,192              21,183
  Additional paid-in capital.............................................         838,466,993         440,878,393
  Accumulated deficit....................................................        (213,456,817)        (98,512,435)
  Accumulated other comprehensive income.................................          (1,979,213)          1,317,448
  Deferred expense-warrants..............................................          (1,903,308)         (2,311,159)
  Unearned compensation-stock options....................................          (1,008,107)         (1,518,144)
                                                                                -------------        ------------
     Total stockholders' equity..........................................         620,142,740         339,875,286
                                                                                -------------        ------------
Total....................................................................       $ 676,674,647        $365,587,210
                                                                                =============        ============

          See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Six Months Ended June 30, 2000 and 1999
                                  (unaudited)

                                                  Three Months Ended                 Six Months Ended
                                             ----------------------------     ------------------------------
                                                 2000            1999              2000             1999
                                             ------------    ------------     -------------    -------------
Revenues.................................    $ 24,572,095    $  6,980,686     $  43,577,835    $  12,240,104
Cost of revenues.........................       4,477,601       1,645,701         7,596,373        2,954,201
                                             ------------    ------------     -------------    -------------
          Gross profit...................      20,094,494       5,334,985        35,981,462        9,285,903

Operating expenses:
     Product development.................       5,649,288       2,437,962        10,426,568        4,924,566
     Sales, general and administrative...      20,937,853      10,634,618        35,467,566       18,701,842
     Amortization of intangibles.........      19,937,714         304,661        27,428,465          603,940
     Acquisition and other related
      charges............................         202,103       4,969,365        86,599,409        4,969,365
     Other - non-recurring charges.......              --         209,500         2,887,609          209,500
                                             ------------    ------------     -------------    -------------
          Total operating expenses.......      46,726,958      18,556,106       162,809,617       29,409,213
                                             ------------    ------------     -------------    -------------
          Loss from operations...........     (26,632,464)    (13,221,121)     (126,828,155)     (20,123,310)

Other income, net........................       2,583,494       3,360,226         6,046,246        4,625,712
Unrealized gain (loss) on investments....      (8,447,333)             --        15,150,355               --
Restructuring charges....................      (2,171,462)             --        (2,171,462)              --
Minority interest........................       3,445,289              --        (6,398,032)              --
                                             ------------    ------------     -------------    -------------
Loss from operations before income tax
  expense and cumulative effect of change
  in accounting principle................     (31,222,476)     (9,860,895)     (114,201,048)     (15,497,598)
Income tax expense.......................           6,598              --            24,118               --
                                             ------------    ------------     -------------    -------------
Loss from operations before cumulative
  effect of change in accounting
   principle.............................     (31,229,074)     (9,860,895)     (114,225,166)     (15,497,598)
Cumulative effect of change in accounting
  principle..............................              --              --          (719,216)              --
                                             ------------    ------------     -------------    -------------
Net loss.................................    $(31,229,074)   $ (9,860,895)    $(114,944,382)   $ (15,497,598)
                                             ============    ============     =============    =============
Comprehensive loss.......................    $(31,887,818)   $ (9,854,503)    $(118,241,043)   $ (15,455,711)
                                             ============    ============     =============    =============
Basic and diluted net loss per share.....          $(0.14)         $(0.05)          $(0.51)          $(0.08)
                                             ============    ============     =============    =============
Shares used in computing basic and
 diluted net loss per share..............     230,322,824     198,449,788       223,707,864      189,085,936
                                             ============    ============     =============    =============


        See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2000 and 1999
                                  (unaudited)

                                                                                           -------------------------------
                                                                                                2000             1999
                                                                                           -------------    -------------
Operating activities
  Net loss..............................................................................   $(114,944,382)   $ (15,497,598)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and other amortization................................................      30,205,019        1,591,846
     Trademark amortization.............................................................              --        1,500,000
     Compensation expense-stock options.................................................         510,037          402,567
     Warrants expense...................................................................       3,295,460          407,851
     Performance warrant revenue........................................................      (5,919,609)              --
     Noncash services exchanged.........................................................         110,000               --
     Bad debt expense...................................................................       1,085,700          245,783
     (Equity) loss from joint venture...................................................         (64,207)          76,459
     Gain on sale of intangibles........................................................              --           (7,830)
     Loss on disposal of fixed assets...................................................         360,086           10,583
     Unrealized gain on investments.....................................................     (15,150,355)              --
     Cumulative translation adjustment..................................................        (294,758)          41,887
     Minority interest in venture fund..................................................       6,398,032               --
     Business acquisition costs.........................................................      12,499,409               --
     In-process research and development................................................      74,100,000        3,900,000
     Cumulative effect of change in accounting principle................................         351,332               --
     Cash provided (used) by changes in operating assets and liabilities:
       Accounts receivable..............................................................      (9,627,316)      (1,271,897)
       Prepaid expense and other current assets.........................................         520,466       (2,468,611)
       Other long-term assets...........................................................        (772,804)        (173,676)
       Accounts payable.................................................................        (607,053)      (2,301,544)
       Accrued expenses.................................................................     (16,088,251)        (188,671)
       Deferred revenue.................................................................      12,959,416          188,324
                                                                                            ------------     ------------
     Net cash used by operating activities..............................................     (21,073,778)     (13,544,527)
  Investing activities
     Purchase of property and equipment.................................................     (14,849,336)      (2,363,778)
     Notes and other receivables, net...................................................     (18,446,134)      (5,955,065)
     Business acquisitions, net of cash acquired........................................      (9,591,595)     (18,083,054)
     Proceeds from sale of domain name..................................................              --           10,000
     Investment in domain name..........................................................              --         (100,000)
     Minority interest contribution in venture fund.....................................      19,365,000               --
     Purchase of other investments......................................................     (27,500,000)      (5,488,265)
     Short-term investments, net........................................................      17,298,083       (2,879,544)
     Long-term investments, net.........................................................      57,611,506      (69,637,745)
                                                                                           -------------    -------------
     Net cash provided (used) by investing activities...................................      23,887,574     (104,497,451)
  Financing activities:
     Proceeds from issuance of ESPP shares..............................................         343,126               --
     Proceeds from issuance of common stock.............................................              --      186,990,573
     Proceeds from exercise of warrants.................................................       6,890,580               --
     Proceeds from exercise of stock options............................................      10,689,470          353,062
     Short-term and long-term debt, net.................................................     (22,729,739)         460,367
                                                                                            ------------    -------------
     Net cash provided (used) by financing activities...................................      (4,806,563)     187,804,002
                                                                                            ------------    -------------
  Net increase (decrease) in cash and cash equivalents..................................      (1,992,737)      69,762,024
  Cash and cash equivalents:
     Beginning of period................................................................      37,985,250       39,986,609
                                                                                            ------------    -------------
     End of period......................................................................      35,992,483      109,748,633
                                                                                            ============    =============
  Supplemental disclosure of noncash activities
     Stock issued in exchange transaction...............................................         110,000               --

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace), previously known as InfoSpace.com, Inc., a Delaware corporation, was founded in March 1996. The Company is an international information infrastructure services company that provides enabling technologies and Internet services to Web sites, merchants and wireless devices.

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Prior period financial statements have been recast to give effect to mergers accounted for as a pooling of interests. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of future financial results.

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

Other non-recurring charges: Other non-recurring charges in the six months ended June 30, 2000 represent an expense recorded for the fair market value of warrants issued by Prio, Inc. Prio had previously issued warrants for services provided. These warrants were accounted for under variable plan accounting. Subsequent to the acquisition of Prio, the agreement associated with these warrants was terminated and the remaining unvested warrants accelerated to full vesting.

Restructuring Charges: Restructuring charges of $2.2 million for the three and six months ended June 30, 2000 reflect actual and estimated costs associated with the closure of our Dallas, Texas facility. These costs are primarily comprised of the write off of leasehold improvements, early lease termination penalties, relocation costs and other personnel costs. The Company acquired this facility in the acquisition of Saraide, Inc. in March of 2000.

Cumulative effect of change in accounting principle: On January 1, 2000, the Company adopted SAB 101, Revenue Recognition in Financial Statements, which established certain criteria for net versus gross recording of sales transactions. Prior to January 1, 2000, the Company recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue was recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB 101, the Company would have deferred $719,216 as of January 1, 2000. In accordance with SAB 101, the Company recorded a cumulative effect of change in accounting principle of $719,216. The Company recorded $367,896 in revenue in the six months ended June 30, 2000 related to this deferred revenue. The remaining amount will be recognized from July 2000 through November 2001.

2.  Acquisitions

Millet Software: On March 31, 2000 the Company acquired all of the common stock of Millet Software (privacybank.com) for purchase consideration of 488,224 shares of the Company's common stock and acquisition expenses of $54,531. The Company recorded a non-recurring charge of $2.4 million for in-process research and development and $27.6 million for intangible assets. Millet was a privately held company that developed secure technology that provides an automated process for filling in payment forms. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16. Results of operations for Millet have been included with those of the Company for the period subsequent to the date of acquisition.

Saraide Inc.: On March 10, 2000 the Company acquired eighty percent of the common stock of Saraide, Inc. (formerly saraide.com, inc.), a privately held provider of wireless Internet services in Europe, Japan and Canada, for purchase consideration of 9,233,672 shares of the Company's common stock and acquisition expenses of $340,489. The Company recorded a non-recurring charge of $71.7 million for in-process research and development and $291.8 million in intangible assets. The acquisition was accounted for as a purchase in accordance with APB No. 16. Results of operations for Saraide have been included with those of the Company for the period subsequent to the date of acquisition.

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

Prio, Inc.: On February 14, 2000, the Company completed the merger with Prio, Inc., a privately held provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 9,322,418 shares of the Company's common stock for all of the preferred and common shares of Prio. The condensed consolidated balance sheet as of June 30, 2000 and December 31, 1999 and the statement of operations for the three and six months ended June 30, 2000 and 1999 are presented as if Prio was a wholly-owned subsidiary since inception.

3.  Venture Capital Fund

On January 1, 2000, the Company established the InfoSpace Capital Venture Fund 2000 LLC. This fund is an investment vehicle through which the Company will invest in Internet and technology companies. Investors in this fund are the Company and its employees. The Company will contribute a total of $30,000,000 to this fund, $26,450,000 of which had been contributed as of June 30, 2000. Employees meeting the accredited investor criteria contributed $16,365,000 to the fund. The Company contributed $3,000,000 of its total investment on behalf of the employees of the Company employed as of March 31, 2000. The employee contribution vests on March 31, 2003. The Company recognizes this expense on a straight-lined basis over the three year vesting term. Amounts forfeited during the vesting term will revert to the Company.

The funds investments are selected and managed by an investment committee that includes members of the Company's management. The Company has a majority and controlling interest in the fund.

All investments held in the fund are recorded at their fair market value and unrealized gains and losses on the investments are recorded as gains or losses in the statement of operations of the fund. As of June 30, 2000, the fund had $13,461,534 in cash and $44,509,208 in investments. The investment balance is reflected at fair market value and includes $15,059,209 of unrealized gains that were recorded in Other Income on the Company's Statement of Operations for the six months ended June 30, 2000. The Company has recorded minority interest on the Balance Sheet and Statement of Operations for the employee-owned portion of the fund.

4.  Notes Receivable

On February 28, 2000, the Company loaned $10.0 million to IQOrder.com, Inc. The Company acquired IQOrder on July 3, 2000. The outstanding note will be relieved through a reduction of the purchase price of the acquisition.

On December 1, 1999, the Company loaned The boxLot Company $2.5 million. This short-term note is due by August 1, 2000, and accrues interest at 12% per annum. On January 19, 2000 and February 18, 2000, the Company loaned The boxLot Company an additional $1.0 million and $1.5 million. These two notes are due by September 1, 2000 and accrue interest at 12% per annum. At June 30, 2000, accrued interest on the notes was $299,667. The Company signed a definitive agreement for an asset purchase with boxLot on June 27, 2000. These loans will be offset against the purchase price of the assets at the close of the transaction.

From December 21, 1999 to February 29, 2000, the Company loaned a former officer of the Company $10.0 million. The promissory note is due on December 6, 2001, and accrues interest at the prime rate. The note is secured by a pledge of the officer's shares of the Company's common stock. The pledged shares are valued in excess of the note balance. At June 30, 2000, accrued interest on this note was $410,151.

5. Restructuring Charges

The Company recorded a restructuring charge of $2,171,462 in the second quarter of 2000 for the closure of its Dallas, Texas facility. The restructuring charges are broken down as follows:

Type of charge                                  Cash / Non-cash        Restructuring charge       Reserve balance
---------------------------------------------------------------------------------------------------------------------
Severance and related costs                                Cash                  $  957,000                  $957,000
---------------------------------------------------------------------------------------------------------------------
Lease termination penalties                                Cash                     412,300                        --
---------------------------------------------------------------------------------------------------------------------
Leasehold improvements                                 Non-cash                     802,162                        --
                                                                                 ==========                  ========
---------------------------------------------------------------------------------------------------------------------
                                                                                 $2,171,462                  $957,000
---------------------------------------------------------------------------------------------------------------------


6. Subsequent Events

On August 4, 2000 the Company acquired all of the outstanding capital stock of Orchest, Inc., a privately held company based in Cupertino, California, for a purchase consideration of 255,288 shares of our common stock. Orchest is an online provider of financial services that enables users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase.

On July 26, 2000, the Company signed a definitive agreement to acquire Seattle, Washington-based Go2Net, Inc., a provider of applications and technology infrastructure for narrowband and broadband. Under terms of the acquisition, which will be accounted for as a pooling of interests, the Company will exchange
1.82 shares of its common stock for each of Go2Net's shares and options. The Company expects to complete this acquisition in the third or fourth quarter of 2000, subject to satisfaction of customary closing conditions, including shareholder approval.

On July 24, 2000, the Company signed a definitive agreement to acquire Thomson Directories Limited's investment in TDL InfoSpace. The acquisition of this investment will give the Company control of TDL InfoSpace. The number of shares to be exchanged will be determined at the close of the transaction. The Company expects this transaction to close in the third or fourth quarter of 2000.

On July 3, 2000, the Company acquired Tempe, Arizona-based IQorder.com, a company that has developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN to locate a product, compare prices and make an instant purchase. Under the terms of the acquisition, which will be accounted for as a purchase, the Company exchanged 989,959 shares of common stock for all of IQorder's outstanding shares, warrants and options valued at $58 million.

On June 27, 2000, the Company signed a definitive agreement for an asset purchase with The boxLot Company. The asset purchase is valued at approximately $21.5 million. The Company expects this purchase to be completed in the third or fourth quarter of 2000.

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

Overview

InfoSpace, Inc. is an international information infrastructure services company. We provide commerce, information and communication infrastructure services to wireless devices, merchants and Web sites. We began operations in March 1996. During the period from inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our consumer services. Revenue in 1998 was also primarily generated through our consumer services. Throughout 1999 and the first half of 2000, we have expanded our information infrastructure services to enhance our consumer, merchant and wireless services. At June 30, 2000, we had 502 employees. The following provides greater detail on each of our service offerings:

Consumer Services: We provide information of broad appeal to users of wireless devices and PC's including directories, sports, news and entertainment, financial data and traffic reports. We also offer an integrated platform of consumer services that includes community building services such as online address books, calendars, online chat and message boards and communication services including device independent e-mail and instant messaging. Our consumer services are designed for the end user and are distributed through wireless devices and Web sites. Our affiliate network consists of more than 3,100 portals and affinity Web sites.

Revenues from our consumer services are generated from advertising, subscriber fees and guaranteed transaction fees in lieu of revenue share.

Merchant Services: We provide comprehensive end-to-end merchant services and an extensive distribution network that includes regional bell operating companies (known as RBOCs), merchant banks and other local media networks. Our end-to-end merchant services give merchants the ability to create, promote, sell and distribute their products and services across multiple channels through our broad distribution network. We have extensive reseller agreements with RBOCs, including BellSouth, SBC, Verizon and Qwest (formerly US West), merchant banks such as American Express and Bank of America and other local media networks such as newspapers and television and radio stations who provide our services to millions of local merchants worldwide.

Our merchant services consist of a comprehensive platform of technology that enables us to deliver unique services such as:
 .  the online delivery of promotions to any device that can be used online and offline;
 . buying from anyWeb site directly from a wireless device with a single click; . Page Express which enables local merchants to create a Web presence;
 .  StoreBuilder which enables merchants to build on-line stores;
 .  ActivePromotion/TM/  which enables merchants to create targeted product promotions and distribute them across our network; and . ActiveShopper/TM/ which provides an open marketplace where consumers can find, research and purchase products from our merchant network.

Revenues from our merchant services are primarily generated from commerce fees and subscriber fees, including per store/per month or per promotion/per month fees. Our national and local merchant network consists of more than 600,000 local and national merchants.

Wireless Services: Our wireless services are comprised of a comprehensive, integrated suite of wireless portal services that provide mobile users relevant information services such as real-time stock quotes and traffic reports, the ability to conduct secure commerce transactions including single click buying, communication services such as device-independent instant messaging and e-mail, personalization capabilities and location-based services that enable the user to search for location-based information such as the restaurant closest to the mobile user's current location. These services are distributed through wireless carriers, device manufacturers and software providers. Our wireless affiliates include Verizon, AT&T Wireless, SBC and ALLTEL.

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

All of our services are built on our core technology platform and use the same operational infrastructure. We do not allocate development or operating costs to any of these services.

Acquisitions: In February 2000, we acquired Prio, Inc., a provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. The consolidated financial statements and accompanying notes reflect the Company's financial position and results of operations as if Prio was a wholly owned subsidiary since inception. In March 2000, we acquired an eighty-percent interest in Saraide Inc. (formerly saraide.com, inc), a provider of wireless Internet services in Europe, Japan and Canada. Also in March 2000, we acquired Millet Software (privacybank.com). Millet developed secure technology that provides an automated process for filling in payment forms.

We have incurred losses since our inception and, as of June 30, 2000, we had an accumulated deficit of approximately $213.5 million. For the three months ended June 30, 2000, our net loss totaled $31.2 million, including $19.9 million in amortization of intangibles. For the six months ended June 30, 2000, our net loss totaled $114.9 million, including amortization of intangibles of $27.4 million, $86.6 million in acquisition and related charges associated with the acquisitions of Prio, Saraide and Millet Software and $2.9 million in other non-recurring charges related to a one-time warrant expense that resulted from the acquisition of Prio.

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

  . expand our business development and marketing operations and hire more business development personnel;

  .  increase our advertising and promotional activities;

  . develop and upgrade our technology and purchase equipment for our operations and network infrastructure;

  .  expand internationally; and

  .  expand our consumer, merchant and wireless services.

After giving effect to our recent acquisitions and continued global expansion, we expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. Although we have experienced sequential quarterly growth in revenues over the past twelve quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.


Results of Operations

Revenues. Revenues increased $17.6 million, or 252%, to $24.6 million in the three-month period ended June 30, 2000 from the comparable period of 1999. Revenues increased $31.3 million or 256%, to $43.6 million in the six months ended June 30, 2000 from the comparable period in 1999. The increases for both the three and six month periods are primarily due to significant growth in our consumer and merchant services as a result of the expansion of our affiliate network, which consists of more that 3,100 Web sites and wireless devices, and increased use of our consumer, merchant and wireless services, as well as larger and longer term agreements with advertisers, affiliates and distribution partners.

Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our consumer, merchant and wireless services, including direct personnel expenses, consultant costs, communication costs such as high-speed Internet access, server equipment depreciation and content license fees. Cost of revenues were $4.5 million, or 18% of revenues, for the three-month period ended June 30, 2000 compared to $1.6 million, or 24% of revenues, for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000, cost of revenues were $7.6 million, or 17% of revenues. This compares to $3.0 million, or 24% of revenues, for the six months ended June 30, 1999. The absolute dollar increases are primarily attributable to costs incurred in order to support greatly increased delivery of consumer, merchant and wireless solutions, including personnel expenses, communication lines, data licenses and equipment. We expect the absolute dollars spent on personnel, enhanced content and expanded communications will continue to increase for the foreseeable future. We currently anticipate that cost of revenues will be in the high teens as a percentage of revenues for the remainder of 2000.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, design and development of the proprietary technology we use to integrate and distribute our consumer, merchant and wireless services. Product development expenses increased $3.2 million, or 132%, to $5.6 million in the three-month period ended June 30, 2000, from $2.4 million for the comparable period in 1999. For the six months ended June 30, 2000, product development expenses increased $5.5 million to $10.4 million from the comparable period in 1999. The increase in absolute dollars is primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional engineering personnel who will develop and enhance our proprietary technology.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, advertising and promotion expenses, carriage fees, professional service fees, occupancy and general office expenses and travel expenses. Sales, general and administrative expenses were $20.9 million or 85% of revenues in the three months ended June 30, 2000 compared to $10.6 million or 152% of revenues for the comparable period in 1999. Sale, general and administrative expense were $35.5 million or 81% of revenues for the six months ended June 30, 2000 compared to $18.7 million or 153% of revenues for the comparable period in 1999. The absolute dollar increase is primarily due to increased personnel costs, occupancy costs, professional service fees, carriage fees paid to certain affiliates to include our content services on their Web sites and travel expenses.

Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademark, contract lists and assembled workforce. Amortization of intangibles was $19.9 million in the three months ended June 30, 2000, compared to $305,000 in the three months ended June 30, 1999. Amortization of intangibles was $27.4 million in the six months ended June 30, 2000, compared to $604,000 in the six months ended June 30, 1999. The increases are a result of amortization of intangibles recorded from the acquisitions of Millet Software (privacybank.com) and Saraide in March 2000, Zephyr Software and eComLive in December of 1999, Union-Street in October 1999, the MyAgent technology acquisition in June 1999 and Outpost Network in July 1998. With the exception of Zephyr, intangibles of applicable goodwill, core technology, contract list and acquired workforce for each acquisition are being amortized over five years. The amortization of goodwill for Zephyr is over three years. We closed the acquisition of IQOrder on July 3, 2000.
Amortization expense for the intangibles acquired in this transaction will be included the third quarter of 2000. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

Acquisition and Related Charges. Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to acquisitions, such as legal and accounting fees. The acquisition and related charges in the six months ended June 30, 2000 were one-time in-process research and development charges and costs incurred in the purchase acquisitions of Saraide and Millet Software and costs incurred in the acquisition of Prio, which was accounted for as a pooling-of-interests transaction. Total in-process research and development charges in the six months ended June 30, 2000 was $74.1 million. We expect to continue to pursue an aggressive growth strategy to enhance and expand our consumer, merchant and wireless services. In the event we complete additional acquisitions, we could incur additional acquisition and related charges in the future.

Other Non-Recurring Charges. Other non-recurring charges in the six months ended June 30, 2000 represent an expense recorded for the fair market value of warrants issued by Prio. Prio had previously issued warrants for services provided. These warrants were accounted for under variable plan accounting. Subsequent to the acquisition of Prio, the agreement pursuant to which these warrants were granted was terminated and the remaining unvested warrants accelerated to full vesting.

Unrealized Gain(Loss) on Investments Held: Unrealized gain (loss) on investments held represents the unrealized gain on the investments in the InfoSpace Venture Capital Fund 2000. In accordance with Accounting for Investments in Venture Capital Funds, the investments are recorded at their market value and the unrealized gains and losses are reflected in the income statement in the Fund, which is fully consolidated. The $8.4 million unrealized loss recognized in the three months ended June 30, 2000 and $15.1 million unrealized gain recognized in the six months ended June 30, 2000 are not necessarily indicative of future results.

Minority Interest in Venture Capital Fund: As the majority interest holder in the InfoSpace Venture Capital Fund 2000, we have recorded 100% of the balance sheet and statement of operations in our consolidated financial statements. The non-InfoSpace portion of the net income in the fund has been reflected as minority interest. At June 30, 2000, InfoSpace owned 59.2% of the fund, our employees own the remaining 40.8% of the fund.

Restructuring Charges: Restructuring charges of $2.2 million for the three and six months ended June 30, 2000 reflect actual and estimated costs associated with the closure of our Dallas, Texas facility. These costs are primarily comprised of the write off of leasehold improvements, early lease termination penalties, relocation costs and other personnel costs. We acquired this facility in the acquisition of Saraide, Inc in March of 2000. Our decision to close this office was primarily due to duplicated efforts in this facility and our other locations and the forecasted cost savings from the closure of the facility.

Other Income, Net. Other income consists primarily of interest income for all periods. Other income was $2.6 million in the three months ended June 30, 2000, compared to $3.4 million from the three months ended June 30, 1999. The decrease from the prior year is primarily due to reinvestment of funds to equity securities from fixed income securities. For the six months ended June 30, 2000, other income was $6.0 million compared to $4.6 million in the six months ended June 30, 2000. This increase from the prior year is primarily due to interest earned on higher average cash balances resulting from the net proceeds from our follow-on offering, which closed in April 1999.

We have reinvested and will continue to reinvest part of our fixed income securities in equity investments. We anticipate that our expansion plans may require greater cash uses in the remainder of 2000 than in prior years. With these two factors, we anticipate that our interest income from our fixed securities will decrease in the remainder of 2000, compared with 1999.

Income Taxes Expense. The income tax expense in the six months ended June 30, 2000 is from our international operations in Europe.

Balance Sheet Commentary

Accounts Receivable. As we enter into agreements for larger amounts with larger, well established companies, we periodically must provide extended payment terms beyond our standard 15 to 30 day terms to allow for the customer's internal approval and payment processing systems. In addition, we are issuing single invoices for larger dollar amounts. For example, at June 30, 2000 the receivable from one customer represented 23% of the accounts receivable balance. This amount was received within payment terms subsequent to period end.

Allowance for Doubtful Accounts. We specifically reserve all accounts sixty days or more past due. In addition, we reserve an amount based on revenues and the accounts receivable balance for accounts not specifically identified.

We have a stringent credit review process and require payment in advance from those customers that do not qualify under our trade credit guidelines.

Deferred Revenue. The increase in the six months ending June 30, 2000 was primarily due to prepayment under two new large contracts closed during the quarter and our policy put in place at the beginning of the year of obtaining payment from customers in advance of delivering services whenever practicable.

Liquidity and Capital Resources

Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. As of June 30, 2000, we had cash, cash equivalents and short-term investments of $146.7 million and long-term investments of $76.5 million.

Net cash used by operating activities was $21.1 million in the six months ended June 30, 2000. This primarily consisted of net operating losses, increases in accounts receivable and deferred revenue and decreases in accounts payable and accrued liabilities. Net cash used by operating activities was $13.6 million during the six months ended June 30, 1999. This consisted primarily of net operating losses and the decrease in accounts payable.

Net cash provided by investing activities was $23.9 million in the six months ended June 30, 2000. The increase in cash from investing activities was primarily comprised of the reduction of short-term and long-term investments, the inclusion of minority interest, purchases of property, plant and equipment, business acquisition costs and note receivable issuances. This cash increase was offset by business acquisition costs, issuance of notes receivable and additional investments. Net cash used by investing activities during the six months ended June 30, 1999 was $104.4 million. This was primarily a result of investing cash in short and long-term investments and the acquisition cost of My Agent in June of 1999.

Cash used by financing activities in the six months ended June 30, 2000 of $4.8 million was primarily comprised of the payoff of debt assumed in the acquisition of Saraide and offset by proceeds from the exercise of stock options and warrants. Cash provided by financing activities in the six months ended June 30, 1999 of $187.8 was primarily comprised of proceeds from the issuance of common stock from our follow-on offering in April 1999.

We plan to use our cash for strategic investments and acquisitions, investments in internally developed technology, global expansion of our services and continued build-out of infrastructure in Europe, Asia and South America.

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

Acquisitions

Orchest, Inc. On August 4, 2000 we acquired all of the outstanding capital stock of Orchest, Inc., a privately held company based in Cupertino, California, for a purchase consideration of 255,288 shares of our common stock. Orchest is an online provider of financial services that enables users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase.

IQorder.com. On July 3, 2000, we acquired Tempe, Arizona-based IQorder.com, a company that has developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN to locate a product, compare prices and make an instant purchase. Under the terms of the acquisition, which will be accounted for as a purchase, we exchanged 989,959 shares of our common stock for all of IQorder's outstanding shares, warrants and options valued at $58 million.

Millet Software. On March 31, 2000 we acquired all of the common stock of Millet Software, a privately held company, for a purchase consideration of 488,224 shares of our common stock and acquisition expenses of $54,531. We recorded a one-time in-process research and development charge of $2.4 million recorded $27.6 million in intangible assets.

Saraide Inc. On March 10, 2000 we acquired eighty percent of the common stock of Saraide, a privately held company, for a purchase consideration of 9,233,672
shares and acquisition expenses of $340,489.   We recorded a one-time in-process
research and development charge of $71.7 million recorded $291.8 million in intangible assets.

Prio, Inc.: On February 14, 2000, we consummated the acquisition of Prio, a privately held company. The combination was accounted for as a pooling of interests. We issued 9,322,418 shares of our common stock in exchange for all the outstanding common and preferred stock of Prio. The consolidated financial statements for the three and six months ended June 30, 2000 and June 30, 1999 and periods ended June 30, 2000 and December 31, 1999 and the accompanying notes reflect our financial position and the results of operations as if Prio was our wholly-owned subsidiary since inception.

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

We Have a Limited Operating History and a History of Losses.

We have a limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses from our inception in March 1996 through June 30, 2000. At June 30, 2000, we had an accumulated deficit of approximately $213.5 million. We expect to incur operating losses on a quarterly basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

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

We Need to Manage Our Growth and Maintain Procedures and Controls.

We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from 15 at January 1, 1998 to 502 at June 30, 2000. We now have offices in Bellevue, Washington; San Francisco, San Mateo and Mountain View, California; New York City and Rochester, New York; Toronto and Ottawa, Canada; Papendrecht, Netherlands; and London, United Kingdom. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. We do not have experience managing multiple offices with multiple facilities and personnel in disparate locations. As a result, we may not be able to effectively manage our resources, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources.

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

We Rely on Advertising and Transaction Revenues.

We derive a significant amount of our revenues from the sale of national and local advertisements, transaction fees and promotions from our affiliates who use our consumer services, and we expect this to continue into the third quarter of 2000. Our ability to increase and diversify our revenues will depend upon a number of factors, including the following:

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

Our ability to maintain or increase our advertising revenue will also be affected by changes in fee levels and structures. Many of our advertising contracts provide for fees to be paid to us on a cost per thousand impressions
(CPM) basis. If CPMs decrease in future contracts, or we fail to provide required minimum levels of user impressions, our revenue growth may slow or revenues may even decrease.

Our Affiliates May Be Unable to Raise Sufficient Capital or May Experience Adverse Business Conditions.

As a result of unfavorable conditions in the public equity markets, some of our affiliates may have difficulty raising sufficient capital to support their long-term operations. As a result, these affiliates may not be able to pay us some or all of the fees they are required to pay us under their existing agreements. In addition, our affiliates may experience adverse business conditions due to market conditions, industry conditions or other factors, which may render them unable to fulfill their contractual obligations to us. Such conditions may also prevent potential affiliates to enter into contractual relationships or other strategic business relationships with us.


We Rely on a Small Number of Customers.

We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future.

Our top ten customers represented 54% of our revenues in the second quarter of 2000 and 61% of our revenues for second quarter of 1999. In particular, Knight Ridder accounted for 14% and 800-U.S. Search, Inc. accounted for 10% of our revenues for the quarter ended June 30, 2000. U.S. Search accounted for 25% of our revenues for the quarter ended June 30, 1999. If we lose any of these customers or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

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

  . the rate at which we expand our business development and marketing operations;

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

                          PART II -- OTHER INFORMATION

Items 1 through 3

Not applicable with respect to the current reporting period.

Item 4. -- Submission of Matters to a Vote of Security Holders

At the annual stockholders' meeting held on May 22, 2000, the following proposals were adopted by the margin indicated:

  1. To elect the Board of Directors to hold office until their successors are duly elected and qualified:

       ---------------------------------------------------------------------
       NOMINEE                             SHARES                  SHARES
                                           FOR                     WITHHELD
       ---------------------------------------------------------------------
       John E. Cunningham, IV              92,965,623                406,052
       ---------------------------------------------------------------------
       Ashok Narasimhan                    92,216,337              1,155,338
       ---------------------------------------------------------------------
       Arun Sarin                          92,963,410                408,265
       ---------------------------------------------------------------------

  2. To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

      Shares Voting:
      --------------
      For                    93,313,244
      Against                    21,819
      Abstain                    36,612

At the special meeting of stockholders held on April 3, 2000, the following proposals were adopted by the margin indicated:

  1. To amend InfoSpace.com, Inc.'s Amended and Restated Certificate of Incorporation to change the name of InfoSpace.com, Inc., to InfoSpace,
      Inc.:

      Shares Voting:
      --------------
      For                    73,368,167
      Against                     1,191
      Abstain                        17

  2. To amend InfoSpace.com's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 200,000,000 to 900,000,000:

      Shares Voting:
      --------------
      For                    64,205,151
      Against                 9,160,862

      Abstain                       449

Item 5. -- Other Information

Not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

      a.  Exhibits

            27.1  Financial Data Schedule
            27.2  Restated Financial Data Schedule

      b.  Reports on Form 8-K

            Form 8-K filed with the SEC on April 20, 2000, dated March 31, 2000, with respect to the acquisition of Millet Software, Inc. reported pursuant to Item 5.

            Form 8-K/A filed with the SEC on April 24, 2000, dated February 25, 2000, which included the financials statement of Prio, Inc. and the pro forma financial statements required as a result of Registrant's acquisition of Prio.

            Form 8-K/A filed May 1, 2000, dated February 25, 2000, which restated Item 7(b) and certain exhibits filed in the Form 8-K/A filed on April 25, 2000.

            Form 8-K filed with the SEC on May 10, 2000, dated April 25, 2000, with respect to the acquisition of IQOrder.com, Inc., reported pursuant to Item 5.

            Form 8-K/A filed with the SEC on May 24, 2000, dated March 10, 2000, with respect to the acquisition of Saraide, Inc. which included the financial statements of Saraide and the pro forma financial statements required as a result of Registrant's acquisition of Saraide.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INFOSPACE, INC.



                                  By: /s/ Tammy D. Halstead
                                      ------------------------------------------
                                      Tammy D. Halstead
                                      Senior Vice President and Chief Accounting
                                      Officer

Dated: August 11, 2000