Form 10-Q
period 2000-09-30
INFOSPACE INC
filed 2000-11-13
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
   For the quarterly period ended September 30, 2000
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
   For the transition period from _______________  to  ______________

                        Commission File Number 0-25131


                                INFOSPACE, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                       91-1718107
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)


    601 108/th/ Avenue NE, Suite 1200                          98004
          Bellevue, Washington                              (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (425) 201-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No _____.
                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
            Class                                  October 31, 2000
            -----                                  ----------------
Common Stock, Par Value $.0001                        314,950,620

                                INFOSPACE, INC.
                          FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1. -- Financial Statements
        Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999.............................................................     3
        Consolidated Statements of Operations for the Three and Nine Months Ended
               September 30, 2000 and 1999...................................................     4
        Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and 1999...................................................     5
        Notes to Consolidated Financial Statements...........................................     6

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results
               of Operations
        Overview.............................................................................    13
        Results of Operations................................................................    16
        Balance Sheet Commentary.............................................................    19
        Liquidity and Capital Resources......................................................    20
        Factors Affecting InfoSpace's Operating Results, Business Prospects and
               Market Price of Stock.........................................................    22

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk........................    27

                          PART II - Other Information

Item 1. -- Legal Proceedings.................................................................    29
Item 2. -- Changes in Securities and Use of Proceeds.........................................    30
Item 3 is not applicable with respect to the current reporting period
Item 4. -- Submission of Matters to a Vote of Security Holders...............................    30
Item 5 is not applicable with respect to the current reporting period
Item 6. -- Exhibits and Reports on Form 8-K..................................................    31

Signatures...................................................................................    33

PART I
------
Item 1. - Financial Statements

                                INFOSPACE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                  2000                 1999
                          ASSETS                                               (unaudited)          (unaudited)
                                                                              --------------       -------------
Current assets:
  Cash and cash equivalents.............................................      $   55,819,433       $ 104,349,565
  Short-term investments................................................         306,848,738         295,311,142
  Accounts receivable, net of allowance for doubtful accounts...........          26,998,891          13,551,478
  Notes and other receivables...........................................          24,863,171          15,189,986
  Deferred tax asset....................................................           8,948,977           4,852,985
  Prepaid expenses and other current assets.............................          17,607,257          14,161,782
                                                                              --------------       -------------
     Total current assets...............................................         441,086,467         447,416,938

Property and equipment, net.............................................          47,569,408          11,878,406
Long-term investments...................................................          63,095,728         116,076,569
Other investments.......................................................         145,342,442         109,189,809
Intangible assets, net..................................................         692,938,160         272,823,930
Other long-term assets..................................................           4,540,664           2,046,405
                                                                              --------------       -------------
Total...................................................................      $1,394,572,869       $ 959,432,057
                                                                              ==============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................      $    7,391,749       $   3,688,750
  Accrued expenses and other current liabilities........................          17,150,999          23,481,121
  Deferred revenues.....................................................          29,069,207          10,178,768
                                                                              --------------       -------------
     Total current liabilities..........................................          53,611,955          37,348,639

Long-term liabilities and minority interest:
  Long-term debt and other long-term liabilities........................                  --             685,762
  Deferred revenue......................................................           6,273,121             479,355
  Deferred tax liability................................................          14,830,094          40,726,280
  Minority interest.....................................................          22,901,939                  --
                                                                              --------------       -------------
     Total long-term liabilities and minority interest..................          44,005,154          41,891,397

Stockholders' equity
  Preferred stock, par value $.0001- authorized, 15,000,000 shares;
    issued and outstanding, 1 and 0 share...............................                  --                  --
  Common stock, par value $.0001- authorized, 900,000,000 shares;
    issued and outstanding, 312,833,003 and 283,672,581 shares..........              31,283              28,367
  Additional paid-in capital............................................       1,600,821,241         959,491,775
  Accumulated deficit...................................................        (312,209,832)       (125,754,992)
  Accumulated other comprehensive income................................          12,191,255          50,256,174
  Deferred expense-warrants.............................................          (1,699,382)         (2,311,159)
  Unearned compensation-stock options...................................          (2,178,805)         (1,518,144)
                                                                              --------------       -------------
     Total stockholders' equity.........................................       1,296,955,760         880,192,021
                                                                              --------------       -------------
Total...................................................................      $1,394,572,869       $ 959,432,057
                                                                              ==============       =============

          See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                -------------------------------        -----------------------------------
                                                    2000               1999                2000                   1999
                                                ------------       ------------        -------------         -------------
Revenues.................................       $ 57,695,129       $ 19,946,365        $ 142,788,889         $  42,188,368
Cost of revenues.........................         10,363,743          3,795,302           24,604,777             8,842,886
                                                ------------       ------------        -------------         -------------
          Gross profit...................         47,331,386         16,151,063          118,184,112            33,345,482

Operating expenses:
     Product development.................         10,152,298          3,891,712           25,490,303            10,462,984
     Sales, general and administrative...         34,408,362         17,314,288           88,187,595            41,747,231
     Amortization of intangibles.........         47,095,853         17,706,080          115,064,338            21,050,783
     Acquisition and other related
      charges............................          7,608,779            959,889           94,208,188             6,119,043
     Other - non-recurring charges.......                 --            650,000            2,887,609               859,500
                                                ------------       ------------        -------------         -------------
          Total operating expenses.......         99,265,292         40,521,969          325,838,033            80,239,541
                                                ------------       ------------        -------------         -------------
          Loss from operations...........        (51,933,906)       (24,370,906)        (207,653,921)          (46,894,059)

Other income, net........................          6,879,669          6,986,992           21,313,050            14,647,661
Gain (loss) on investments...............         (6,677,149)                --            8,473,206                    --
Restructuring charges....................                 --                 --           (2,171,462)                   --
Minority interest........................          2,154,087                 --           (4,243,945)                   --
                                                ------------       ------------        -------------         -------------
Loss from operations before income tax
  expense and cumulative effect of change
  in accounting principle................        (49,577,299)       (17,383,914)        (184,283,072)          (32,246,398)
Income tax expense (benefit).............           (878,461)          (733,395)             933,728              (714,862)
                                                ------------       ------------        -------------         -------------
Loss from operations before cumulative
  effect of change in accounting
   principle.............................        (48,698,838)       (16,650,519)        (185,216,800)          (31,531,536)
     Cumulative effect of change in
      accounting principle...............                 --                 --           (1,238,040)                   --
                                                ------------       ------------        -------------         -------------

Net loss.................................       $(48,698,838)      $(16,650,519)       $(186,454,840)        $ (31,531,536)
                                                ============       ============        =============         =============

Preferred stock dividend.................                 --                 --                   --           159,930,733
Net loss applicable to common
 stockholders............................       $(48,698,838)      $(16,650,519)       $(186,454,840)        $(191,462,269)
                                                ============       ============        =============         =============
Comprehensive loss.......................       $(62,906,675)      $(13,796,095)       $(224,519,759)        $(188,929,967)
                                                ============       ============        =============         =============

Basic and diluted net loss per share.....             $(0.17)            $(0.07)              $(0.66)               $(0.79)
                                                ============       ============        =============         =============
Shares used in computing basic and
     diluted net loss per share..........        292,451,131        253,640,130          284,288,691           242,157,208
                                                ============       ============        =============         =============

        See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                                           -----------------------------
                                                                                                2000            1999
                                                                                           -------------   -------------
Operating activities
  Net loss..............................................................................   $(186,454,840)  $ (31,531,536)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and other amortization................................................     123,374,476      24,919,440
     Compensation expense-stock options.................................................         692,456       2,004,008)
     Warrants expense...................................................................       3,499,386         611,776
     Performance warrant revenue........................................................     (11,901,887)       (399,146)
     Noncash services exchanged.........................................................         110,000              --
     Bad debt expense...................................................................       5,403,296         859,243
     (Income) loss from joint venture...................................................         (64,207)        100,941
     Gain on sale of intangibles........................................................              --          (7,830)
     Loss on disposal of fixed assets...................................................         322,840          21,019
     Realized gain on investments.......................................................      (8,473,206)             --
     Cumulative translation adjustment..................................................        (264,242)         34,653
     Minority interest in venture fund..................................................       4,243,945              --
     Business acquisition costs.........................................................      14,108,188              --
     In-process research and development................................................      80,100,000       3,900,000
     Income tax benefit.................................................................              --       2,838,873
     Cumulative effect of change in accounting principle................................       1,013,421              --
     Cash provided (used) by changes in operating assets and liabilities:
       Accounts and other receivable....................................................     (20,662,483)    (10,324,503)
       Prepaid expenses and other assets................................................      (4,903,258)     (7,019,962)
       Deferred taxes...................................................................         847,907      (3,514,592)
       Accounts payable and accrued expenses............................................     (11,384,407)      3,065,697
       Deferred revenue.................................................................      22,606,133       3,674,612
                                                                                           -------------   -------------
     Net cash provided (used) by operating activities...................................      12,213,518     (10,767,307)
  Investing activities
     Purchase of property and equipment.................................................     (34,920,903)     (6,385,805)
     Notes receivable, net..............................................................      (8,412,096)     (6,576,961)
     Business acquisitions, net of cash acquired........................................     (13,499,278)    (45,469,262)
     Proceeds from sale of domain name..................................................              --          10,000
     Investment in domain name..........................................................              --        (120,000)
     Minority interest contribution in venture fund.....................................      16,365,000              --
     Purchase of other investments......................................................     (27,250,944)     (7,235,708)
     Short-term and long-term investments, net..........................................      (5,280,464)   (326,465,733)
                                                                                           -------------   -------------
     Net cash used by investing activities..............................................     (72,998,685)   (392,243,469)
  Financing activities:
     Proceeds from issuance of ESPP shares..............................................         587,030              --
     Proceeds from issuance of common stock.............................................              --     478,722,329
     Proceeds from exercise of warrants.................................................       6,890,580              --
     Proceeds from exercise of stock options............................................      28,364,436      11,270,927
     Short-term and long-term debt, net.................................................     (23,587,011)       (162,308)
                                                                                           -------------   -------------
     Net cash provided by financing activities..........................................      12,255,035     489,830,948
                                                                                           -------------   -------------
  Net increase (decrease) in cash and cash equivalents..................................     (48,530,132)     86,820,172
  Cash and cash equivalents:
     Beginning of period................................................................     104,349,565      41,167,638
                                                                                           -------------   -------------
     End of period......................................................................   $  55,819,433   $ 127,987,810
                                                                                           =============   =============
  Supplemental disclosure of noncash activities
     Dividend to preferred shareholder..................................................              --     159,930,733
     Warrants received in exchange for services.........................................      11,901,887         399,146
     Common stock issued in exchange transaction........................................         110,000              --

       See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace), previously known as InfoSpace.com, Inc., a Delaware corporation, was founded in March 1996. The Company is a provider of cross-platform merchant and consumer infrastructure services on wireless, broadband and narrowband platforms.

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Prior period financial statements have been recast to give effect to mergers accounted for as poolings-of-interests. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our annual report (Commission File Number 0-25131) filed on Form 10-K for the fiscal year ended December 31, 1999. Prior period balances have been reclassified to conform to current period presentation.

Investments: Short-term, long-term and other investments are comprised of investments that are classified as held-to-maturity and investments that are classified as available-for-sale. Investments classified as held-to-maturity are recorded at amortized cost. Investments classified as available-for-sale are recorded at fair market value.

Deferred tax asset and liability: The deferred tax asset and liability were assumed in the acquisition of Go2Net. The deferred tax asset is comprised of the difference between book and tax accounting for non-qualified stock option gains and unrealized gains on warrant-related equity investments. The deferred tax liability is primarily a result of a timing difference in the amortization period of certain intangibles.

Stock split: A two-for-one stock split of the Company's common stock was effected on April 7, 2000. All references in the financial statements to shares, share prices and per share amounts have been adjusted retroactively for this stock split.

Other non-recurring charges: Other non-recurring charges in the nine months ended September 30, 2000 represent an expense recorded for the fair market value of warrants issued by Prio, Inc. Prio had previously issued warrants for services provided. These warrants were accounted for under variable accounting. Subsequent to the acquisition of Prio, which was accounted for as a pooling-of-interests, the agreement associated with these warrants was terminated and the remaining unvested warrants accelerated to full vesting.

Restructuring charges: Restructuring charges of $2.2 million for the nine months ended September 30, 2000 reflect actual and estimated costs associated with the closure of our Dallas, Texas facility. These costs are primarily comprised of the write-off of leasehold improvements, early lease termination penalties, relocation costs and other personnel costs. The Company acquired this facility in the acquisition of Saraide, Inc. in March 2000.

Cumulative effect of change in accounting principle: On January 1, 2000, the Company adopted SAB 101, Revenue Recognition in Financial Statements, which established certain criteria for net versus gross recording of sales transactions. Prior to January 1, 2000, the Company recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue was recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB 101, the Company would have deferred $1,238,040 as of January 1, 2000. In accordance with SAB 101, the Company recorded a cumulative effect of change in accounting principle of $1,238,040. The Company recorded $1,030,285 in revenue in the nine months ended September 30, 2000 related to this deferred revenue. The remaining amount will be recognized from October 2000 through November 2001.

Preferred stock dividend: Go2Net, Inc. sold Vulcan Ventures Incorporated preferred stock in March and June 1999. This stock was sold at a discount to the price of common stock into which the preferred stock was then convertible. The discount of $159,930,733 was recognized as a dividend to Vulcan in the nine months ended September 30, 1999.

2.  Acquisitions

Go2Net, Inc.: On October 12, 2000, the Company completed its merger with Go2Net, Inc., a publicly held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 74,145,348 shares of the Company's common stock for all of the preferred and common shares of Go2Net. The consolidated balance sheet as of September 30, 2000 and December 31, 1999 and the statement of operations for the three and nine months ended September 30, 2000 and 1999 are presented as if Go2Net was a wholly owned subsidiary since inception.

Go2Net's fiscal year was October 1 to September 30. The Company has combined Go2Net's calendar-based quarter's with its calendar quarter's for the presentation in these financial statements. The Company will present Go2Net's financial statements in this manner for historical and future presentations as Go2Net's financial results are combined with the Company's as a pooling of interests.

  Pro Forma information - Go2Net, Inc. merger:

  Nine months ended September 30,          2000           1999
------------------------------------------------------------------
Revenues:
  InfoSpace                          $  74,846,637   $  22,653,702

  Go2Net                                67,942,252      19,534,666
                                     -------------   -------------
                                     $ 142,788,889   $  42,188,368
                                     =============   =============

Net Loss:
  InfoSpace                          $(154,541,963)  $ (21,184,649)
  Go2Net                               (31,912,877)   (170,277,620)
                                     -------------   -------------
                                     $(186,454,840)  $(191,462,269)
                                     =============   =============


iJapan Corporation: On September 13, 2000, the Company acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million in cash. The entire purchase price was recorded in intangible assets.

TDLI.com Limited: On August 31, 2000, the Company acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. The Company acquired TDLI.com for purchase consideration of 3,424,308 shares of the Company's common stock and acquisition expenses of $2,063,414. The Company recorded $131,936,922 in intangible assets. The Company now has 100% ownership and control of TDL InfoSpace. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16. Results of operations for TDLI.com have been included with those of the Company for the period subsequent to the date of acquisition.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:


Tangible assets acquired                                     $   7,660,457
Liabilities assumed                                             (7,411,062)
                                                             -------------
  Book value of net liabilities acquired                          (249,395)

Purchase price:
  Fair value of net assets acquired                          $ 129,624,113
  Acquisition costs                                              2,063,414
                                                             -------------
Excess of purchase price over net assets acquired,
 allocated to goodwill                                       $ 131,936,922
                                                             =============

  Pro Forma information -TDLI.com acquisition:

  Nine months ended September 30,                                  2000            1999
-------------------------------------------------------------------------------------------
Revenues:
  InfoSpace                                                  $ 142,488,889    $  42,188,368
  TDLI.com                                                       1,029,884          555,994
                                                             -------------    -------------
                                                             $ 143,518,773    $  42,744,362
                                                             =============    =============

Net Loss:
  InfoSpace                                                  $(186,454,840)   $(191,462,269)
  TDLI.com                                                         (68,577)        (144,621)

  Elimination of joint venture (income) loss                       (64,207)         100,941
                                                             -------------    -------------
                                                             $(186,587,624)   $(191,505,949)
                                                             =============    =============

Orchest, Inc.: On August 4, 2000, the Company acquired all of the common stock of Orchest, Inc. for purchase consideration of 255,288 shares of the Company's common stock and acquisition expenses of $72,060. The Company recorded $8,890,306 for intangible assets. Orchest was a privately held provider of financial services technology that enables users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase in accordance with APB No. 16. Results of operations for Orchest have been included with those of the Company for the period subsequent to the date of acquisition.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

Tangible assets acquired                                                    $    3,169
Liabilities assumed                                                           (393,695)
                                                                            ----------
  Book value of net liabilities acquired                                      (390,526)

Purchase price:
  Fair value of net assets acquired                                         $8,427,720
  Acquisition costs                                                             72,060
                                                                            ----------
Excess of purchase price over net assets acquired, allocated to goodwill    $8,890,306
                                                                            ==========

IQorder.com, Inc.: On July 3, 2000, the Company acquired all of the common stock of IQorder.com for purchase consideration of 989,959 shares and options of the Company's common stock and acquisition expenses of $189,265. The Company recorded a non-recurring charge of $6.0 million for in-process research and development and $63,094,723 for intangible assets. IQorder was a privately-held company that developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. The acquisition was accounted for as a purchase in accordance with APB No. 16. Results of operations for IQorder have been included with those of the Company for the period subsequent to the date of acquisition.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

Tangible assets acquired                                                    $ 1,710,407
Liabilities assumed                                                            (211,119)
                                                                            -----------
  Book value of net assets acquired                                           1,499,288
Fair value adjustments:
  Fair value of purchased technology, including in-process research
   and development                                                          $ 6,000,000
  Fair value of assembled workforce                                             150,000
  Fair value of core technology                                               2,600,000
                                                                            -----------
Fair value of net assets acquired                                            10,249,288
Purchase price:
  Fair value of net assets acquired                                          70,404,746

  Acquisition costs                                                             189,265
                                                                            -----------
Excess of purchase price over net assets acquired, allocated to goodwill    $60,344,723
                                                                            ===========

Millet Software, Inc.: On March 31, 2000, the Company acquired all of the common stock of Millet Software (Privacybank.com) for purchase consideration of 488,224 shares of the Company's common stock and acquisition expenses of $54,531. The Company recorded a non-recurring charge of $2.4 million for in-process research and development and $27.6 million for intangible assets.
Millet was a privately held company that developed secure technology that provides an automated process for filling in payment forms. The acquisition was accounted for as a purchase in accordance with APB No. 16. Results of operations for Millet have been included with those of the Company for the period subsequent to the date of acquisition.

Saraide Inc.: On March 10, 2000, the Company acquired eighty percent of the common stock of Saraide Inc. (formerly saraide.com, inc.), a privately held provider of wireless Internet services in Europe, Japan and Canada, for purchase consideration of 9,233,672 shares of the Company's common stock and acquisition expenses of $340,489. The Company recorded a non-recurring charge of $71.7 million for in-process research and development and $291.8 million in intangible assets. The acquisition was accounted for as a purchase in accordance with APB No. 16. Results of operations for Saraide have been included with those of the Company for the period subsequent to the date of acquisition.

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

Prio, Inc.: On February 14, 2000, the Company completed the merger with Prio, Inc., a privately held provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 9,322,418 shares of the Company's common stock for all of the preferred and common shares of Prio. The condensed consolidated balance sheet as of September 30, 2000 and December 31, 1999 and the statement of operations for the three and nine months ended September 30, 2000 and 1999 are presented as if Prio was a wholly owned subsidiary since inception.

3.  Venture Capital Fund

On January 1, 2000, the Company established the InfoSpace Venture Capital Fund 2000, LLC. The fund invests in privately held early-stage companies primarily, but not exclusively, engaged in technology-related industries on the Internet. Investors in this fund are the Company and certain of its employees. The Company will contribute a total of $30,000,000 to this fund, $26,450,000 of which had been contributed as of September 30, 2000. Employees meeting the accredited investor criteria contributed $16,365,000 to the fund. The Company contributed $3,000,000 of its total investment on behalf of the employees of the Company employed as of March 31, 2000. The employee contribution vests on March 31, 2003. The Company recognizes this expense on a straight-line basis over the three year vesting term. Amounts forfeited during the vesting term will revert to the Company.

The fund's investments are selected and managed by an investment committee that includes members of the Company's management. As of September 30, 2000, the Company owned 59.8% of the fund.

All investments held in the fund are recorded at their fair market value and unrealized gains and losses on the investments are recorded as gains or losses in the statement of operations of the fund. As of September 30, 2000, the fund had $13,553,544 in cash and $39,137,660 in investments. The investment balance is reflected at fair market value and includes $9,687,660 of realized and unrealized gains and losses that were recorded in Other income on the Company's Consolidated Statement of Operations for the nine months ended September 30, 2000. The Company has recorded minority interest on the Balance Sheet and Statements of Operations for the employee-owned portion of the fund.

4.  Notes Receivable and Other Receivable

On December 1, 1999, the Company loaned The boxLot Company $2.5 million. This short-term note was due by August 1, 2000, and accrues interest at 12% per annum. On January 19, 2000 and February 18, 2000, the Company loaned The boxLot Company an additional $1.5 million and $1.0 million, respectively. These two notes were due by September 1, 2000 and accrue interest at 12% per annum. The Company signed a definitive agreement for an asset purchase with boxLot on June 27, 2000. These loans will be offset against the purchase price of the assets at the close of the transaction, which is expected to be in November 2000. Interest will continue to accrue on these notes until closing. At September 30, 2000, accrued interest on the notes was $250,000.

From December 21, 1999 to February 29, 2000, the Company loaned a former officer of the Company $10.0 million. The promissory note is due in December 2001 and accrues interest at the prime rate. The pledged shares are valued in excess of the note balance. At September 30, 2000, accrued interest on this note was $649,603.

The Company has $6.2 million of Interest Receivable recorded at September 30, 2000, which is comprised of interest earned on the Company's short, and long-term investments and interest due on the above noted notes receivable.

5. Restructuring Charges

The Company recorded a restructuring charge of $2,171,462 in the nine months ended September 30, 2000 for the closure of its Dallas, Texas facility. The restructuring charges are broken down as follows:

-------------------------------------------------------------------------------------------------------
Type of charge                                 Cash / Non-cash       Restructuring          Reserve
                                                                        charge              balance
-------------------------------------------------------------------------------------------------------
Severance and related costs                               Cash        $   913,108              $419,128
-------------------------------------------------------------------------------------------------------
Lease termination penalties                               Cash            456,192                    --
-------------------------------------------------------------------------------------------------------
Leasehold improvements                                Non-cash            802,162                    --
                                                                      -----------              --------
-------------------------------------------------------------------------------------------------------
                                                                      $ 2,171,462              $419,128
                                                                      ===========              ========
-------------------------------------------------------------------------------------------------------

6. Subsequent Events

On October 12, 2000, the Company acquired the outstanding preferred and common stock of Go2Net. The condensed consolidated balance sheet as of September 30, 2000 and December 31, 1999, the statement of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are presented as if Go2Net was a wholly owned subsidiary since inception.

On November 3, 2000, the Company signed a definitive agreement to acquire Montreal, Canada-based Locus Dialogue, Inc., a developer of speech recognition-enabled applications. Under terms of the acquisition, which will be accounted for as a purchase, the Company will exchange approximately 4.3 million to 5.3 million shares of its common stock for all of Locus Dialogue's outstanding shares, warrants and options. The number of shares to be exchanged is based on a formula to be calculated at the time of the acquisition's completion. The Company expects to complete this acquisition in the fourth quarter of 2000, subject to satisfaction of customary closing conditions.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock" and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") and Go2Net's report filed with the Securities and Exchange Commission including Go2Net's annual report on Form 10-K for the year ended September 30, 1999. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

InfoSpace, Inc. is a leading global provider of cross-platform merchant and consumer infrastructure services on wireless, broadband and narrowband platforms. We provide commerce, information, and communication infrastructure services to wireless devices, merchants, and Web sites. We have offices in the United States, Canada, Australia, Brazil, the United Kingdom and throughout Europe. We began operations in March 1996. As of October 31, 2000, we have 1,074 employees. The following provides greater detail on each of our service offerings:

Wireless Services: InfoSpace's wireless Internet services are device-independent and provide a platform which enables carriers to support a variety of protocols such as WAP, PQA's for Palm VII and VXML, in addition to HDML, SMTP and SMS. Our services are compatible with a variety of wireless gateway technologies including Nokia, Phone.com, CMG and Ericsson.

Our integrated platform of services provides mobile users relevant information services such as real-time stock quotes and traffic reports, the ability to conduct secure commerce transactions including single click buying, communication services such as device-independent instant messaging and e-mail, personalization capabilities and location-based services that enable the user to search for location-based information such as the restaurant closest to the mobile user's current location. These services are distributed through wireless carriers, device manufacturers and software providers. We currently work with more than 20 wireless carriers worldwide, including Verizon Wireless, AT&T Wireless, Cingular Wireless, VoiceStream, Austria One, Vodafone Australia, ALLTEL, Virgin Mobile and Powertel, and equipment manufacturers such as Nokia, Nortel and Ericsson. We also have a strategic alliance with Nortel Networks to jointly offer our wireless services and platform and Nortel Network's network infrastructure products to carriers worldwide and to collaborate on the development of new 3G wireless Internet technology services.

Our wireless services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer and creating a barrier to switch. Revenues are primarily generated from the carrier and include subscription fees, per subscriber/per month fees in the U.S., Brazil and Australia and per query/per message fees in Europe. In addition, we receive licensing fees and commerce revenue for the transactions delivered on the wireless devices.

Consumer Services: We provide information of broad appeal to users of wireless devices and PCs including directories, sports, news and entertainment, multiplayer games, financial data and traffic reports. Our consumer services include metasearch services, which simultaneously query a variety of search engines and directory services and transaction services that enable users to find merchants, comparison shop among both online and offline retailers and service companies, receive electronic promotions and make purchases with a single click. We also offer an integrated platform of personal information management services that includes community building services such as online address books, calendars, online chat and message boards and communication services, including device independent e-mail and instant messaging. Our consumer services are designed for the end user and are distributed through wireless devices and Web sites. InfoSpace's affiliates encompass a global network of wireless, PC, and non-PC devices, including cellular phones, pagers, screen telephones, television set-top boxes, online kiosks and personal digital assistants. Our affiliate network consists of more than 3,200 affiliate partners or Web sites, reaching more than 92% of all Internet users and more than 20 wireless carriers worldwide.

Revenues from our consumer services are generated from advertising, subscriber fees and guaranteed transaction fees in lieu of revenue share.

Merchant Services: We provide comprehensive end-to-end merchant services and an extensive distribution network that includes regional bell operating companies (known as RBOCs), merchant banks and other local media networks. Our end-to-end merchant services give merchants the ability to create, promote, sell and distribute their products and services across multiple channels through our broad distribution network. These services are available to merchants across multiple channels through our broad distribution network. We have extensive reseller agreements with RBOCs, including BellSouth, SBC, Verizon and Qwest, merchant banks, such as Bank of America and American Express, and other local media networks such as Knight Ridder, newspapers, television stations and radio stations that provide our services to millions of local merchants worldwide.

Our merchant services consist of a comprehensive platform of technology that enables us to deliver unique services such as:
 .    the online delivery of promotions to any device that can be used online and offline;
 .    buying from anyWeb site directly from a wireless device with a single click;
 .    Page Express which enables local merchants to create a Web presence;
 .    StoreBuilder which enables merchants to build on-line stores;
 .    ActivePromotion/TM/ which enables merchants to create targeted product promotions and distribute them across our network;
 .    ActiveShopper/TM/ which provides an open marketplace where consumers can find, research and purchase products from our merchant network; and
 .    payment authorization for online businesses.

In addition, we recently added full back-end payment processing to our existing commerce services, allowing us to offer a merchant the ability to conduct the entire lifecycle of a transaction.

Revenues from our merchant services are primarily generated from subscriber fees, including per store/per month or per promotion/per month fees and commerce revenue for the transactions conducted using our services.

All of our services are built on our core technology platform and use the same operational infrastructure. We do not allocate development or operating costs to any of these services.

We have combined operating results and business descriptions of InfoSpace and Go2net to be consistent with the methodology of how the combined company will operate.

Acquisitions: In February 2000, we acquired Prio, Inc., a provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. The consolidated financial statements and accompanying notes reflect the Company's financial position and results of operations as if Prio was a wholly owned subsidiary since inception. In March 2000, we acquired an eighty-percent interest in Saraide Inc. (formerly saraide.com, inc), a provider of wireless Internet services in Europe and Canada. Also in March 2000, we acquired Millet Software, Inc. (Privacybank.com). Millet developed secure technology that provides an automated process for filling in payment forms. In July 2000, we acquired IQorder.com Inc., which developed technology to allow consumer to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. In August 2000, we acquired Orchest, Inc., a provider of financial services that enables users to access a consolidated view of their personal financials information from multiple institutions. Also in August, we acquired TDLI.com Limited which in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by the Company and Thomson Directories Limited. The Company now has 100% ownership and control of TDL InfoSpace. In October 2000, we merged with Go2Net, Inc., a publicly-held provider of applications and technology infrastructure for narrowband and broadband. The consolidated financial statements and accompanying notes reflect the Company's financial position and results of operations as if Go2Net was a wholly owned subsidiary since inception.

We have incurred losses since our inception and, as of September 30, 2000, we had an accumulated deficit of approximately $312.2 million. For the three months ended September 30, 2000, our net loss totaled $48.7 million, including $47.1 million in amortization of intangibles and $7.6 million in acquisition and related charges associated with the acquisitions of IQorder, Orchest, the remaining TDL InfoSpace interest and Go2Net. $6 million of the acquisition charges is for non-cash charges for in-process research and development associated with the acquisitions. For the nine months ended September 30, 2000, our net loss totaled $186.4 million, including amortization of intangibles of $115.1 million, $94.2 million in acquisition and related charges associated with the acquisitions of Prio, Saraide, Millet Software, IQorder, Orchest, the remaining TDL InfoSpace interest and Go2Net and $2.9 million in other non-recurring charges related to a one-time warrant expense that resulted from the acquisition of Prio. $74.1 million of the acquisition charges is for non-cash charges for in-process research and development associated with the acquisitions.

We believe that our future success will depend largely on our ability to continue to offer wireless, consumer and merchant solutions that are attractive to our existing and potential future affiliates and distribution partners. Accordingly, we plan to significantly increase our operating expenses in order to, among other things:

     .    develop and upgrade our technology;
     . expand our wireless services and up-sell and cross-sell to our existing carrier partners a unified private label solution that will work across all their networks, including wireless, broadband DSL and narrowband ISP;
     .    expand internationally;
     . increase capital equipment expenditures to meet service level agreement requirements and build-out infrastructure in Europe, South America and Asia;
     . expand our merchant services, up-sell and cross-sell to our existing merchants and merchant aggregator partners and grow our network of merchants; and
     . expand our affiliate network, which may require us to pay additional carriage fees to certain affiliates.

After giving effect to our recent acquisitions and continued global expansion, we expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. Although we have experienced sequential quarterly growth in revenues over the past seventeen quarters, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.

Results of Operations

Revenues. Revenues increased $37.7 million, or 189%, to $57.7 million in the three-month period ended September 30, 2000 from the comparable period of 1999. Revenues increased $100.6 million, or 238%, to $142.8 million in the nine months ended September 30, 2000 from the comparable period in 1999. The increases for both the three and nine month periods are primarily due to significant growth in our consumer, merchant and wireless services. This growth is a result of the expansion of our affiliate network, which consists of more that 3,200 Web sites and wireless devices, and increased use of our consumer, merchant and wireless services, as well as larger and longer term agreements with wireless carriers, advertisers, affiliates and distribution partners. These increases are also the result of an increase in subscription revenues, partnership license fees and e-commerce transaction fees.

Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our consumer, merchant and wireless services, including direct personnel expenses, consultant costs, communication costs such as high-speed Internet access, server equipment depreciation, royalties and content license fees. Cost of revenues were $10.4 million, or 18% of revenues, for the three-month period ended September 30, 2000 compared to $3.8 million, or 19% of revenues, for the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, cost of revenues was $24.6 million, or 17% of revenues. This compares to $8.8 million, or 21% of revenues, for the nine months ended September 30, 1999. The absolute dollar increases are primarily attributable to costs incurred in order to support greatly increased delivery of consumer, merchant and wireless solutions, including personnel expenses, communication lines, data licenses and equipment. We expect the absolute dollars spent on personnel, enhanced content and expanded communications will continue to increase in future periods. We currently anticipate that cost of revenues will be in the high teens as a percentage of revenues for the fourth quarter of 2000 and in the mid to high teens as a percentage of revenues for 2001.

Product Development Expenses. Product development expenses consist principally of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and distribute our consumer, merchant and wireless services. Product development expenses increased $6.3 million, or 161%, to $10.1 million in the three-month period ended September 30, 2000, from $3.9 million for the comparable period in 1999. For the nine months ended September 30, 2000, product development expenses increased $15.0 million, or 144% to $25.5 million from the comparable period in 1999. The increase in absolute dollars is primarily attributable to increases in engineering personnel needed for continued development and enhancement of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional engineering personnel who will develop and enhance our proprietary technology.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, advertising and promotion expenses, carriage fees, professional service fees, occupancy and general office expenses, travel expenses and other general corporate purposes. Sales, general and administrative expenses were $34.4 million or 60% of revenues in the three months ended September 30, 2000 compared to $17.3 million or 87% of revenues for the comparable period in 1999. Sales, general and administrative expenses were $88.2 million or 62% of revenues for the nine months ended September 30, 2000 compared to $41.7 million or 99% of revenues for the comparable period in 1999. The absolute dollar increase is primarily due to increased personnel costs, occupancy costs, professional service fees, carriage fees paid to certain affiliates to include our content services on their Web sites and travel expenses.

Amortization of Intangibles.   Amortization of intangibles includes amortization
of goodwill, core technology, purchased domain names, trademark, contract lists and assembled workforce. Amortization of intangibles was $47.1 million in the three months ended September 30, 2000, compared to $17.7 million in the three months ended September 30, 1999. Amortization of intangibles was $115.1 million in the nine months ended September 30, 2000, compared to $21.1 million in the nine months ended September 30, 1999. The increases are a result of amortization of intangibles recorded primarily from the acquisitions of TDL InfoSpace and Orchest in August 2000, IQorder in July 2000, Millet Software and Saraide in March 2000, Zephyr Software and eComLive in December of 1999 and Union-Street and Free Yellow.com in October 1999. Intangibles for acquisitions are being amortized over three or five years. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

Acquisition and Related Charges.   Acquisition and other related charges consist
of in-process research and development and other one-time charges related directly to acquisitions, such as legal and accounting fees. The acquisition and related charges in the nine months ended

September 30, 2000 were one-time in-process research and development charges and costs incurred in the purchase acquisitions of IQorder.com, Orchest, TDLI.com Limited, Saraide and Millet Software and costs incurred in the acquisitions of Go2Net and Prio, which were accounted for as pooling-of-interests transactions. Total in-process research and development charges in the nine months ended September 30, 2000 were $80.1 million. We expect to continue to pursue an aggressive growth strategy to enhance and expand our consumer, merchant, wireless and broadband services. In the event we complete additional acquisitions, we could incur additional acquisition and related charges in the future. The fourth quarter will have a charge of approximately $30 million for costs related to the Go2Net acquisition.

Other Non-Recurring Charges. Other non-recurring charges in the nine months ended September 30, 2000 represent an expense recorded for the fair market value of warrants issued by Prio. Prio had previously issued warrants for services provided. These warrants were accounted for under variable plan accounting. Subsequent to the acquisition of Prio, the agreement pursuant to which these warrants were granted was terminated and the remaining unvested warrants accelerated to full vesting.

Gain (Loss) on Investments Held: Gain (loss) on investments held represents the unrealized and realized gains and losses on the investments in the InfoSpace Venture Capital Fund 2000 and realized gains and losses on investments held by InfoSpace. In accordance with Accounting for Investments in Venture Capital Funds, the investments are recorded at their market value and the unrealized gains and losses are reflected in the income statement in the Fund, which is fully consolidated. The $6.7 million loss on investments held in the three months ended September 30, 2000 includes gains of $2.6 million and losses of $9.3 million. The $8.5 million gain on investments held in the nine months ended September 30, 2000 includes gains of $17.8 million and losses of $9.3 million.

Minority Interest in Venture Capital Fund: As the majority interest holder in the InfoSpace Venture Capital Fund 2000, we have recorded 100% of the balance sheet and statement of operations in our consolidated financial statements. The non-InfoSpace portion of the net income in the fund has been reflected as minority interest. At September 30, 2000, InfoSpace owned 59.8% of the fund and our employees owned the remaining 40.2% of the fund.

Restructuring Charges: Restructuring charges of $2.2 million for the nine months ended September 30, 2000 reflect actual and estimated costs associated with the closure of our Dallas, Texas facility. These costs are primarily comprised of the write off of leasehold improvements, early lease termination penalties, relocation costs and other personnel costs. We acquired this facility in the acquisition of Saraide, Inc. in March 2000. Our decision to close this office was primarily due to duplicated efforts in this facility and our other locations and the forecasted cost savings from the closure of the facility.

Other Income, Net. Other income consists primarily of interest income for all periods. Other income was $6.9 million in the three months ended September 30, 2000, compared to $7.0 million from the three months ended September 30, 1999. The decrease from the prior year is primarily due to reinvestment of funds to equity securities from fixed income securities. For the nine months ended September 30, 2000, other income was $21.3 million compared to $14.6 million in the nine months ended September 30, 2000. This increase from the prior year is primarily due to interest earned on higher average cash balances resulting from the net proceeds from our follow-on offering, which closed in April 1999 and from cash Go2Net received from the sale of preferred stock in March and June 1999.

We have reinvested and will continue to reinvest part of our fixed income securities in equity investments. We anticipate that our expansion plans may require greater cash uses in the remainder of 2000 than in prior years. With these two factors, we anticipate that our interest income from our fixed securities will decrease in the fourth quarter, compared with 1999.

Income Taxes Expense / Benefit. The income tax net benefit of $878,000 in the quarter ended September 30, 2000 includes $62,000 of tax expense from our international operations in Europe and $940,000 of income tax benefit from Go2Net. The $940,000 tax benefit represents a reversal of income tax expense that Go2Net had previously recorded in their nine months ended June 30, 2000. Go2Net's fiscal year was from October 1 to September 30. Income tax expense of $934,000 includes $86,000 of tax expense from our international operations in Europe and $848,000 of tax expense recorded by Go2Net. Go2Net recorded $848,000 of tax benefit in the quarter ended December 31, 1999. For the fourth quarter, we anticipate an effective tax rate of 25 percent. For 2001 and beyond, we expect a fully taxed rate of 35 percent.

Preferred stock dividend: Go2Net sold Vulcan Ventures Incorporated preferred stock in March and June 1999. This stock was sold at a discount to the price of common stock into which the preferred stock was then convertible. The discount of $159,930,733 was recognized as a dividend to Vulcan in the nine months ended September 30, 1999.

Balance Sheet Commentary

Accounts Receivable. As our revenues have grown, our current receivable balance has increased grow as we are invoicing larger dollar amounts at the end of each month. We are also issuing single invoices for larger dollar amounts. In addition, as we enter into agreements for larger amounts with larger, well established companies, we periodically must provide extended payment terms beyond our standard 15 to 30 day terms to allow for the customer's internal approval and payment processing systems. In the quarter ended September 30, 2000, our day's sales outstanding (DSO) was 50 days. We expect DSO's in the future to be in the range of 50-60 days.

Allowance for Doubtful Accounts. We specifically reserve all accounts sixty days or more past due. In addition, we reserve an amount based on revenues and the accounts receivable balance for accounts not specifically identified.

We have a stringent credit review process and require payment in advance from those customers that do not qualify under our trade credit guidelines.

Notes and Other Receivable: Notes and other receivables is primarily comprised of interest receivable, advances to employees, a fully secured note to a former officer of the company and a loan to a company that we have signed a definitive agreement to acquire.

Deferred Tax Asset and Liability. The deferred tax asset and liability were assumed in the acquisition of Go2Net. The deferred tax asset is comprised of the difference between book and tax accounting for non-qualified stock option gains and unrealized gains on warrant-related equity investments. The deferred tax liability is primarily a result of a timing difference in the amortization period of certain intangibles.

Liquidity and Capital Resources

At September 30, 2000, our principal source of liquidity was $362.7 million in cash, cash equivalents and short-term investments. In addition, we have $63.1 million in long-term investments and $145.3 million in other investments in public and privately-held equity securities. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. Go2Net yielded $291.1 million from the sale of preferred stock in May 1999.

Net cash provided by operating activities was $12.2 million in the nine months ended September 30, 2000. This primarily consisted of net operating losses offset by non-cash charges for depreciation and amortization and in-process research and development. Net cash used by operating activities was $13.5 million during the nine months ended September 30, 1999. This consisted primarily of net operating losses and changes in receivables and prepaid and other assets and is offset by non-cash charges for depreciation and amortization and in-process research and development and changes in deferred revenue and accrued expenses.

Net cash used by investing activities was $73.0 million in the nine months ended September 30, 2000. The decrease was primarily comprised of acquisition costs, purchases of equipment and tenant improvement and additions to other investments. This cash decrease was partially offset by the minority interest contribution to the Venture Fund. Net cash used by investing activities during the nine months ended September 30, 1999 was $392.2 million. This was primarily a result of investing cash in short and long-term investments and acquisition costs.

Cash provided by financing activities in the nine months ended September 30, 2000 of $12.3 million was primarily comprised of proceeds from the exercise of stock options and warrants. The increase was offset by payments of debt assumed in the acquisition of Saraide. Cash provided by financing activities in the nine months ended September 30, 1999 of $492.5 was primarily comprised of proceeds from the issuance of common stock from our follow-on offering in April 1999 and Go2Net's issuance of preferred stock in May 1999. The preferred stock converted to our common stock at the time the merger closed.

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

Acquisitions

Go2Net, Inc.: On October 12, 2000, we completed the merger with Go2Net, Inc., a publicly held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the acquisition, which was accounted for as a pooling-of-interests, the Company exchanged 74,145,348 shares of the Company's common stock for all of the preferred and common shares of Go2Net. The condensed consolidated balance sheet as of September 30, 2000 and December 31, 1999 and the statement of operations for the three and nine months ended September 30, 2000 and 1999 are presented as if Go2Net was a wholly owned subsidiary since inception.

IJapan Corporation: On September 13, 2000, we acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million. We recorded $2 million of intangible assets.

TDL InfoSpace: On August 31, 2000, we acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. The Company acquired TDLI.com for purchase consideration of 3,424,308 shares of our common stock and acquisition expenses of $2,063,414. We recorded $131,936,922 in intangible assets. We now have 100% ownership and control of TDLI.com.

Orchest, Inc.: On August 4, 2000, we acquired all of the common stock of Orchest, Inc. for purchase consideration of 255,288 shares of the our common stock and acquisition expenses of $72,060. We recorded $8,890,306 for intangible assets. Orchest was a privately held provider of financial services that enables users to access a consolidated view of their personal financials information from multiple institutions.

IQorder.com, Inc.: On July 3, 2000, we acquired Tempe, Arizona-based IQorder.com, a company that has developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. We issued 989,959 shares and option of our common stock for all of IQorder's outstanding shares, warrants and options. We recorded a one-time in-process research and development charge of $6.0 million and recorded $63,094,723 in intangible assets. Acquisition expenses were $189,265.

Millet Software, Inc.: On March 31, 2000, we acquired all of the common stock of Millet Software, a privately held company, for a purchase consideration of 488,224 shares of our common stock and acquisition expenses of $54,531. We recorded a one-time in-process research and development charge of $2.4 million and recorded $27.6 million in intangible assets.

Saraide Inc.: On March 10, 2000, we acquired eighty percent of the common stock of Saraide, a privately held company, for purchase consideration of 9,233,672 shares and acquisition expenses of $340,489. We recorded a one-time in-process research and development charge of $71.7 million and recorded $291.8 million in intangible assets.

Prio, Inc.: On February 14, 2000, we consummated the acquisition of Prio, a privately held company. The combination was accounted for as a pooling of interests. We issued 9,322,418 shares of our common stock in exchange for all
the outstanding common and preferred stock of Prio.   The condensed consolidated
balance sheet as of September 30, 2000 and December 31, 1999 and the statement of operations for the three and nine months ended September 30, 2000 and 1999 are presented as if Prio was a wholly owned subsidiary since inception.


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

We Have a Limited Operating History and a History of Losses

We have a limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses from our inception in March 1996 through September 30, 2000. At September 30, 2000, we had an accumulated deficit of approximately $312.2 million. We expect to incur operating losses on a quarterly basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

          . develop and maintain strategic relationships with potential affiliates, distribution partners and content providers;

          . identify and acquire the rights to additional content, technology and services;

          . successfully integrate new features with our wireless, merchant, consumer and broadband services;

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

Our Financial Results Are Likely to Fluctuate

Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations may be caused by several factors, many of which are beyond our control. These factors include:

     .    the addition or loss of affiliates;

     . variable demand for our wireless, merchant, consumer and broadband services by our affiliates and distribution providers;

     . the cost of acquiring and the availability of content, technology and services;

     . the growth and overall level of demand for wireless, merchant, consumer and broadband services;

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

     . the result of litigation that is currently ongoing against us, or any litigation that is filed against us in the future;

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

If one or more of these factors or other factors is unfavorable to us or changes in an adverse way, our business could suffer.

In addition, because InfoSpace only began operations in March 1996, and because the market for Internet infrastructure services is new and evolving, it is very difficult to predict future financial results. As a result of our recent acquisitions and continued global expansion, we have significantly increased our sales and marketing, research and development and general and administrative expenses and intend to continue to do so in the fourth quarter of 2000 and the foreseeable future. Our expenses, which are partially based on our expectations regarding future revenues and estimated expenses from our acquisitions, are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

Pending and Potential Acquisitions Involve Risks

We have acquired complementary technologies or businesses in the past, and intend to do so in the future. Acquisitions may involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our results of operations or stock price. Acquisitions involve numerous risks, including:

     . difficulties or delays in assimilating the operations, products, technology, information systems and personnel of the acquired company;

     .    diverting management's attention from other business concerns;

     . impairing relationships with our employees, affiliates, advertisers, content providers and distribution partners;

     .    incurring expenses that we did not anticipate;

     . being unable to maintain uniform standards, controls, procedures and policies;

     .    entering markets in which we have no direct prior experience;

     .    losing key employees or customers of the acquired company;

     . failing to achieve the anticipated benefits of the acquisition in a timely and efficient manner or in a manner that meets expectations of investors or financial and industry analysts; and

     . failing to qualify for pooling-of-interests accounting treatment in acquisitions where we seek such treatment.

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

We Need to Manage Our Growth and Maintain Procedures and Controls.

We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from less than 100 at January 1, 1998 to 1,074 at October 31, 2000. We now have development, operations and administrative facilities in Bellevue and Seattle, Washington; San Mateo and Mountain View, California; Provo, Utah; Ottawa, Canada; Papendrecht, Netherlands; Sydney, Australia; Rio de Janeiro, Brazil and London, United Kingdom. We also have sales offices in San Francisco, California; New York, New York; Dallas, Texas; and Chicago, Illinois. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. We do not have experience managing multiple offices with multiple facilities and personnel in disparate locations. As a result, we may not be able to effectively manage our resources, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources. With the Go2Net merger, we have reorganized and identified key managerial, technical and operations personnel. We also plan to continue to increase our employee base. These additional personnel may further strain our management resources.

The rapid growth of our business has strained our ability to meet customer demands and manage the growing number of customer relationships. In addition, our relationships are also growing in their size and complexity of services. As a result of the growth in the size, number, and complexity of our relationships we may be unable to meet the demands of our customer relationships, which could result in the loss of customers, subject us to penalties under our affiliate agreements and harm our business reputation.

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

We Rely on Advertising and Transaction Revenues

We derive a significant amount of our revenues from the sale of national and local advertisements and promotions, and from transaction fees from our affiliates who use our consumer services, and we expect this to continue into the fourth quarter of 2000. Our ability to increase and diversify our revenues will depend upon a number of factors, including the following:

     . the ability of our business development and sales personnel to effectively sell our broad suite of wireless, merchant, consumer and broadband services;

     . the development of the Internet as an attractive platform for electronic commerce;

     . the use of our integrated merchant tools by small and medium sized online and offline merchants;

     . the adoption of our wireless services and solutions by wireless carriers and device manufacturers; and

     . the use of our information services by subscribers on their wireless devices.

Our Affiliates May Be Unable to Raise Sufficient Capital or May Experience Adverse Business Conditions

As a result of unfavorable conditions in the public equity markets, some of our affiliates and customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these affiliates and customers may not be able to pay us some or all of the fees they are required to pay us under their existing agreements. In addition, our affiliates may experience adverse business conditions due to market conditions, industry conditions or other factors, which may render them unable to fulfill their contractual obligations to us. Such conditions may also prevent potential affiliates to enter into contractual relationships or other strategic business relationships with us.

We Rely on a Small Number of Customers

We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future.

Our top ten customers represented 43% of our revenues in the third quarter of 2000. No one customer accounted for greater than 10% of our revenues for the quarter ended September 30, 2000. If we lose any of these customers or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

We May Require Additional Funding

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

     . the amount and timing of fees paid to affiliates to include our wireless, merchant, consumer and broadband services on their site or service;

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

Equity Investment Risk: The Company invests in equity instruments of public and privately held, technology companies for business and strategic purposes. These investments are recorded as long-term assets and are classified as available-for-sale. For the privately-held investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. For our publicly-held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred.

                         PART II -- OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by us. These claims, even if not meritorious, could require the expenditure of significant financial and managerial resources.

On December 15, 1999, a former employee filed a complaint against us in federal court in New Jersey alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, and promissory estoppel. The former employee contends he agreed to work for InfoSpace on the basis of certain misrepresentations, that he entered into an agreement with us that entitles him to an option to purchase 300,000 shares of our common stock, and that he was terminated without cause. The former employee seeks (1) the right to purchase 300,000 shares of our common stock, (2) unspecified compensatory and punitive damages, and (3) litigation costs and attorney's fees. On January 31, 2000, we answered the complaint, denying the claims. The case has been transferred to the United States District Court for the Western District of Washington. By order dated September 14, 2000, the Court dismissed with prejudice the former employee's claims for breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, and promissory estoppel. The Court heard oral argument on the parties' cross-motions for summary judgment on the remaining contract claim on November 8, 2000, and trial is scheduled to begin on January 30, 2001. We believe we have meritorious defenses to such claim. Nevertheless, litigation is uncertain and we may not prevail in this suit.

On December 23, 1998, we initiated litigation against Internet Yellow Pages, Inc. ("IYP") by filing suit in United States District Court for the Western District of Washington. On February 3, 1999, we served a first amended complaint on IYP and Greg Crane, an agent of IYP, in which we asserted claims for (a) account stated, (b) breach of contract, and (c) fraud. On March 5, 1999, IYP answered our complaint in the Washington action, and asserted claims for breach of contract, fraud, extortion and Consumer Protection Act violations. IYP sought relief consisting of approximately $1,500,000 and other unquantified money damages, treble damages under the CPA, and attorneys' fees. The case was settled in October 2000, with no monetary or other recovery by either side.

Authorize.Net Corporation, a subsidiary recently acquired through our merger with Go2Net, has been named as a defendant in a suit filed in June 2000 which purports to be a class action brought on behalf of persons who leased "virtual terminals" to Authorize.Net among a myriad of other non-Authorize.Net products in connection with actual or proposed internet businesses. The leases were allegedly financed by a third-party unaffiliated leasing company in connection with sales efforts by a third-party unaffiliated reseller. The suit, insofar as it relates to Authorize.Net, alleges that the leases of the products at issue were actually sales and that they were financed by the leasing company at usurious rates. The suit further alleges that the reseller was acting as an agent of Authorize.Net in these activities. We believe that Authorize.Net has meritorious defenses to this claim against it. Nevertheless, litigation is inherently uncertain, and Authorize.Net may not prevail in this suit.

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

Item 2. - Changes in Securities and Use of Proceeds

c) The following issuances of equity securities during the quarter ended September 30, 2000 were not registered under the Securities Act:

     (i) On August 31, 2000, the Company acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. The Company acquired TDLI.com for purchase consideration of 3,424,308 shares of the Company's common stock and acquisition expenses of $2,063,414. The Company recorded $131,936,922 in intangible assets. The Company now has 100% ownership and control of TDL InfoSpace. The issuance of the shares was exempt from registration pursuant to Rule (i) 506 and Regulation S.

     (ii) On August 4, 2000, the Company acquired all of the common stock of Orchest, Inc. for purchase consideration of 255,288 shares of the Company's common stock and acquisition expenses of $72,060. The Company recorded $8,890,306 million for intangible assets. Orchest was a privately held provider of financial services that enables users to access a consolidated view of their personal financials information from multiple institutions. The issuance of the shares was exempt from registration pursuant to Rule 506.

     (iii) On July 3, 2000, the Company acquired all of the common stock of IQorder.com for purchase consideration of 989,959 shares of the Company's common stock and acquisition expenses of $189,265. The Company recorded a non-recurring charge of $6.0 million for in-process research and development and $63,094,723 million for intangible assets. IQorder was a privately held company that developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. The issuance of the shares was exempt from registration pursuant to Section 3(a)(10).

Item 3. - Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4. - Submission of Matters to a Vote of Security Holders

At the special meeting of stockholders held on October 12, 2000, the following proposals were adopted by the margin indicated:

     1. To issue shares of InfoSpace common stock in connection with the proposed merger of Go2Net, Inc. with a wholly-owned subsidiary of
          InfoSpace:

          Shares Voting:
          --------------
               For               145,806,855
               Against               873,165
               Abstain             1,470,159

     2. To authorize the proxies to vote upon such other business as may properly come before the meeting:

          Shares Voting:
          --------------
               For               116,094,503
               Against            12,485,397
               Abstain            19,570,278

Item 6. -- Exhibits and Reports on Form 8-K:

     a.   Exhibits

               10.1   Pier 70 Lease Agreement dated July 20, 1999
               10.2   Go2net, Inc. 2000 Stock Option Plan (1)
               10.3   Go2net, Inc. 1996 Stock Option Plan (1)
               10.4   Silicon Investor, Inc. 1996 Stock Plan (1)
               10.5   Web21 Stock Option Plan (1)
               10.6   Authorize.Net Corp. 1999 Stock Incentive Plan (1)
               27.1   Financial Data Schedule
               27.2   Restated Financial Data Schedule

____________________
               (1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4 and
                   ------------------------------------------------------------
               4.5, respectively, to the Registration Statement on Form S-8
               ------------------------------------------------------------
               (Registration No. 333-47874) of InfoSpace, Inc., as filed with
               --------------------------------------------------------------
               the SEC on October 13, 2000.
               ----------------------------

     b.   Reports on Form 8-K

               Form 8-K filed with the SEC on September 15, 2000, dated August 31, 2000, with respect to the acquisition of TDLI.com Limited, reported pursuant to Item 2.

               Form 8-K/A filed with the SEC on September 14, 2000, dated July 5, 2000, amending the Form 8-K previously filed with respect to the acquisition of IQorder.com.

               Form 8-K filed with the SEC on August 15, 2000, dated July 5, 2000, with respect to the acquisition of IQorder.com, Inc., reported pursuant to Item 5.

               Form 8-K filed with the SEC on August 2, 2000, dated July 22, 2000, with respect to the Agreement and Plan of Reorganization between InfoSpace, Inc., Giants Acquisition Corporation and Go2Net, Inc., reported pursuant to Item 5.

               Form 8-K filed with the SEC on July 25, 2000, dated as of such date, which included the financial statements of InfoSpace Inc., as recast due to the acquisition of Prio, Inc., which was accounted for as a pooling of interests, reported pursuant to
               Item 5.

               Form 8-K/A filed with the SEC on July 10, 2000, dated March 10, 2000, amending the Form 8-K previously filed with respect to the acquisition of Saraide Inc., pursuant to Item 2.

               Form 8-K/A filed with the SEC on July 10, 2000, dated December 16, 1999, amending the Form 8-K previously filed with respect to the acquisition of eComLive.com, Inc., reported pursuant to Item 2.

               Form 8-K/A filed with the SEC on July 10, 2000, dated February 25, 2000, amending the Form 8-K previously filed with respect to the acquisition of Prio, Inc., reported pursuant to Item 2.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INFOSPACE, INC.



                                        By: /s/ Tammy D. Halstead
                                           ------------------------------------
                                           Tammy D. Halstead
                                           Senior Vice President and Chief
                                           Accounting Officer


Dated: November 13, 2000