Form 10-Q/A
period 2000-09-30
INFOSPACE INC
filed 2001-02-13
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from __________________ to ___________

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

                                  Yes X No___.
                                      -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
            Class                                       January 31, 2001
            -----                                       ----------------
Common Stock, Par Value $.0001                             322,720,197

                               EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A (Amendment No. 1) includes historical InfoSpace financial statements for the three and nine months ended September 30, 2000 and 1999 and the restated supplemental pro forma combined consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 to reflect the subsequent merger with Go2Net on a pooled basis. To the extent this amended filing is inconsistent with our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, the original filing is hereby superseded and amended. To the extent that the original filing is unaffected by this amendment of our consolidated financial statements and supplemental pro forma combined consolidated financial statements for the three and nine months ended September 30, 2000 and 1999, the original filing has not been updated to reflect events subsequent to the periods covered or the date of the original filing.

                                INFOSPACE, INC.
                          FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1. -- Financial Statements
  Consolidated Balance Sheets as of September 30, 2000 and
     December 31, 1999....................................................   4
  Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 2000 and 1999....................................   5
  Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999..........................................   6
  Notes to Consolidated Financial Statements..............................   7
  Supplemental Pro Forma Combined Consolidated Balance Sheets as of
     September 30, 2000 and December 31, 1999.............................  14
  Supplemental Pro Forma Combined Consolidated Statements of Operations
     for the Three and Nine Months Ended September 30, 2000 and 1999......  15
  Supplemental Pro Forma Combined Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2000 and 1999................  16
  Notes to Supplemental Pro Forma Combined Consolidated Financial
     Statements...........................................................  17

Item  2. -- Management's Discussion and Analysis of Financial Condition
 and Results of Operations
  Overview................................................................   19
  Results of Operations...................................................   22
  Balance Sheet Commentary................................................   24
  Liquidity and Capital Resources.........................................   25
  Acquisitions............................................................   26
  Factors Affecting InfoSpace's Operating Results, Business Prospects
     and Market Price of Stock............................................   27

 Item  3. -- Quantitative and Qualitative Disclosures About Market Risk...   33

                          PART II - Other Information

Item 1. -- Legal Proceedings..............................................   34
Item 2. -- Changes in Securities and Use of Proceeds......................   35
Item 3 is not applicable with respect to the current reporting period.
Item 4. -- Submission of Matters to a Vote of Security Holders............   36
Item 5 is not applicable with respect to the current reporting period
Item 6. -- Exhibits and Reports on Form 8-K...............................   36

Signatures................................................................   38

PART I
------
Item 1. -  Financial Statements

                                INFOSPACE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                September 30,      December 31,
                                                                                    2000               1999
                                                                                (unaudited)
                                                                                -------------      ------------
                               ASSETS
Current assets:
   Cash and cash equivalents ................................................. $    39,581,633    $    37,985,250
   Short-term investments ....................................................      97,982,837        124,720,142
   Accounts receivable, net of allowance for doubtful accounts ...............      13,636,539          6,663,497
   Notes and other receivables ...............................................      22,005,900         14,914,638
   Prepaid expenses and other current assets .................................      13,150,512         10,304,244
                                                                               ---------------    ---------------
        Total current assets .................................................     186,357,421        194,587,771

Property and equipment, net ..................................................      33,842,598          7,998,957
Long-term investments ........................................................      14,437,184         71,416,776
Other investments ............................................................      64,143,926         17,038,508
Intangible assets, net .......................................................     545,132,656         73,842,557
Other long-term assets .......................................................       3,129,356            702,641
                                                                               ---------------    ---------------
Total ........................................................................ $   847,043,141    $   365,587,210
                                                                               ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................................ $     4,745,352    $     2,810,141
     Accrued expenses and other current liabilities ..........................      11,922,372         19,543,490
     Deferred revenues .......................................................      10,157,705          2,672,531
                                                                               ---------------    ---------------
        Total current liabilities ............................................      26,825,429         25,026,162

Long-term liabilities and minority interest:
     Long-term debt and other long-term liabilities ..........................              --            685,762
     Deferred revenue ........................................................       1,336,271                 --
     Minority interest .......................................................      22,901,939                 --
                                                                               ---------------    ---------------
        Total long-term liabilities and minority interest ....................      24,238,210            685,762

Stockholders' equity
     Preferred stock, par value $.0001- authorized, 15,000,000 shares;
       issued and outstanding, 1 and 1 share .................................              --                 --
     Common stock, par value $.0001- authorized, 900,000,000 shares;
       issued and outstanding, 238,705,843 and 211,826,168 shares ............          23,871             21,183
     Additional paid-in capital ..............................................   1,049,833,051        440,878,393
     Accumulated deficit .....................................................    (253,533,790)       (98,512,435)
     Accumulated other comprehensive income ..................................       3,534,557          1,317,448
     Deferred expense-warrants ...............................................      (1,699,382)        (2,311,159)
     Unearned compensation-stock options .....................................      (2,178,805)        (1,518,144)
                                                                               ---------------    ---------------
        Total stockholders' equity ...........................................     795,979,502        339,875,286
                                                                               ---------------    ---------------
Total ........................................................................ $   847,043,141    $   365,587,210
                                                                               ===============    ===============


         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                            Three Months Ended              Nine Months Ended
                                                                     ---------------------------    ------------------------------
                                                                         2000            1999            2000            1999
                                                                     -----------   -------------    -------------    -------------
Revenues.........................................................   $ 31,030,239   $  10,464,191    $  76,029,114    $  22,704,295
Cost of revenues.................................................      6,298,667       2,026,675       13,896,063        4,980,876
                                                                    ------------   -------------    -------------    -------------
                  Gross profit...................................     24,731,572       8,437,516       62,133,051       17,723,419

Operating expenses:
         Product development.....................................      6,774,902       2,640,241       18,321,183        7,564,807
         Sales, general and administrative.......................     22,988,170      12,258,626       58,464,464       30,960,464
         Amortization of intangibles.............................     26,110,418       1,014,539       53,538,883        1,618,479
         Acquisition and other related charges...................      7,336,011         926,841       93,935,420        5,896,206
         Other - non-recurring charges...........................             --         650,000        2,887,609          859,500
                                                                    ------------   -------------    -------------    -------------
                  Total operating expenses.......................     63,209,501      17,490,247      227,147,559       46,899,456
                                                                    ------------   -------------    -------------    -------------
                  Loss from operations...........................    (38,477,929)     (9,052,731)    (165,014,508)     (29,176,037)

Other income, net................................................      2,694,145       3,327,552        8,740,391        7,953,260
Gain (loss) on investments.......................................     (6,677,149)             --        8,473,206               --
Restructuring charges............................................             --              --       (2,171,462)              --
Minority interest................................................      2,154,087              --       (4,243,945)              --
                                                                    ------------   -------------    -------------    -------------
Loss from operations before income tax expense and cumulative
  effect of change in accounting principle.......................    (40,306,846)     (5,725,179)    (154,216,318)     (21,222,777)
Income tax expense...............................................         61,703              --           85,821               --
                                                                    ------------   -------------    -------------    -------------
Loss from operations before cumulative effect of change
  in accounting principle........................................    (40,368,549)     (5,725,179)    (154,302,139)     (21,222,777)
Cumulative effect of change in accounting principle..............             --              --         (719,216)              --
                                                                    ------------   -------------    -------------    -------------
Net loss.........................................................   $(40,368,549)  $  (5,725,179)   $(155,021,355)   $ (21,222,777)
                                                                    ============   =============    =============    =============
Comprehensive loss...............................................   $(36,833,992)  $  (5,734,032)   $(152,804,244)   $ (21,190,812)
                                                                    ============   =============    =============    =============
Basic and diluted net loss per share.............................   $      (0.17)  $       (0.03)   $       (0.68)   $       (0.11)
                                                                    ============   =============    =============    =============
Shares used in computing basic and diluted net loss per share....    235,264,123     200,749,578      227,660,403      193,016,540
                                                                    ============   =============    =============    =============

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                                               -------------------------------------
                                                                                                      2000                 1999
                                                                                               -----------------     ---------------
Operating activities
   Net loss................................................................................... $  (155,021,355)      $  (21,222,777)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and other amortization....................................................      58,901,037            4,704,928
       Compensation expense-stock options.....................................................         690,118            1,301,371
       Warrants expense.......................................................................       3,499,386              611,776
       Performance warrant revenue............................................................      (9,233,002)            (341,275)
       Noncash services exchanged.............................................................         110,000                   --
       Bad debt expense.......................................................................       3,080,441              295,123
       (Income) loss from joint venture.......................................................         (64,207)             100,941
       Gain on sale of intangibles............................................................              --               (7,830)
       Loss on disposal of fixed assets.......................................................         340,317               21,019
       Gain on investments....................................................................      (8,473,206)                  --
       Cumulative translation adjustment......................................................        (264,242)              34,653
       Minority interest in venture fund......................................................       4,243,945                   --
       Business acquisition costs.............................................................      13,835,420                   --
       In-process research and development....................................................      80,100,000            3,900,000
       Cumulative effect of change in accounting principle....................................         494,597                   --
       Cash provided (used) by changes in operating assets and liabilities:
            Accounts and other receivable.....................................................     (12,617,106)          (3,146,398)
            Prepaid expenses and other assets.................................................        (828,929)          (5,749,141)
            Accounts payable and accrued expenses.............................................     (15,128,952)          (1,036,105)
            Deferred revenue..................................................................       8,326,848            1,319,383
                                                                                               ---------------       --------------
       Net cash provided (used) by operating activities.......................................     (28,039,890)         (19,214,332)
   Investing activities

       Purchase of property and equipment.....................................................     (22,948,806)          (3,987,475)
       Notes receivable, net..................................................................      (8,412,096)          (6,576,961)
       Business acquisitions, net of cash acquired............................................     (12,876,924)         (18,083,054)
       Proceeds from sale of domain name......................................................              --               10,000
       Investment in domain name..............................................................              --             (120,000)
       Minority interest contribution in venture fund.........................................      16,365,000                   --
       Purchase of other investments..........................................................     (27,250,944)          (7,235,708)
       Short-term and long-term investments, net..............................................      84,072,201         (112,136,047)
                                                                                               ---------------       --------------
       Net cash provided (used) by investing activities.......................................      28,948,431         (148,129,245)
   Financing activities:
       Proceeds from issuance of ESPP shares..................................................         343,126                   --
       Proceeds from issuance of common stock.................................................              --          187,758,517
       Proceeds from exercise of warrants.....................................................       6,890,580                   --
       Proceeds from exercise of stock options................................................      16,300,027              909,712
       Short-term and long-term debt, net.....................................................     (22,876,890)            (109,964)
                                                                                               ---------------       --------------
       Net cash provided by financing activities..............................................         656,843          188,558,265
                                                                                               ---------------       --------------
   Net increase (decrease) in cash and cash equivalents.......................................       1,596,383           21,214,688
   Cash and cash equivalents:
       Beginning of period....................................................................      37,985,250           39,986,609
                                                                                               ---------------       --------------
       End of period.......................................................................... $    39,581,633       $   61,201,297
                                                                                               ===============       --------------
   Supplemental disclosure of noncash activities
       Warrants received in exchange for services.............................................       9,233,002              341,275
       Common stock issued in exchange transaction............................................         110,000                   --

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

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. During the first quarter of 2000, the Company acquired the outstanding stock of Prio, Inc. (Prio). This acquisition was accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's historical consolidated financial statements have been recast to include the financial results of Prio as if it were a wholly owned subsidiary since inception. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results.

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

Cumulative effect of change in accounting principle: On January 1, 2000, the Company adopted SAB 101, Revenue Recognition in Financial Statements, which established certain criteria for net versus gross recording of sales transactions. Prior to January 1, 2000, the Company recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue was recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB 101, the Company would have deferred $719,216 as of January 1, 2000. In accordance with SAB 101, the Company recorded a cumulative effect of change in accounting principle of $719,216. The Company recorded $509,378 in revenue in the nine months ended September 30, 2000 related to this deferred revenue. The remaining amount will be recognized from October 2000 through November 2001.

2.  Acquisitions

iJapan Corporation: On September 13, 2000, the Company acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million in cash. The entire purchase price was recorded in intangible assets.

TDLI.com Limited: On August 31, 2000, the Company acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. The Company acquired TDLI.com for purchase consideration of 3,420,308 shares of the Company's common stock and acquisition expenses of $2,063,414. The Company recorded $131,936,922 in intangible assets. The Company now has 100% ownership and control of TDL InfoSpace. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16. Results of operations for TDLI.com have been included with those of the Company for the period subsequent to the date of acquisition.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

Tangible assets acquired                                                       $   7,660,457
Liabilities assumed                                                               (7,411,062)
                                                                               -------------
     Book value of net assets acquired                                               249,395

Purchase price:
     Fair value of net assets acquired                                           129,624,113
     Acquisition costs                                                             2,063,414
                                                                               -------------
Excess of purchase price over net assets acquired, allocated to goodwill       $ 131,936,922
                                                                               =============

     Pro Forma information -TDLI.com acquisition:

     Nine months ended September 30,                          2000                 1999
--------------------------------------------------------------------------------------------
Revenues:
     InfoSpace                                           $  76,029,014         $  22,704,295
     TDLI.com                                                1,029,884               555,994
                                                         -------------         -------------
                                                         $  77,058,898         $  23,260,289
                                                         =============         =============

Net Loss:
     InfoSpace                                           $(155,021,355)        $ (21,222,777)
     TDLI.com                                                  (68,577)             (144,621)
     Elimination of joint venture (income) loss                (64,207)              100,941
                                                         -------------         -------------
                                                         $(155,154,139)        $ (21,266,457)
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

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

Tangible assets acquired                                                    $     3,169
Liabilities assumed                                                            (393,695)
                                                                            -----------
     Book value of net liabilities acquired                                     390,526

Purchase price:
     Fair value of net assets acquired                                        8,427,720
     Acquisition costs                                                           72,060
                                                                            -----------
Excess of purchase price over net assets acquired, allocated to goodwill    $ 8,890,306
                                                                            ===========

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

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

Tangible assets acquired                                                         $  1,710,407
Liabilities assumed                                                                  (211,119)
                                                                                 ------------
     Book value of net assets acquired                                              1,499,288
Fair value adjustments:
     Fair value of purchased technology, including in-process research
       and development                                                              6,000,000
     Fair value of assembled workforce                                                150,000

     Fair value of core technology                                                  2,600,000
                                                                                 ------------
Fair value of net assets acquired                                                  10,249,288
Purchase price:
     Fair value of net assets acquired                                             70,404,746
     Acquisition costs                                                                189,265
                                                                                 ------------
Excess of purchase price over net assets acquired, allocated to goodwill         $ 60,344,723
                                                                                 ============

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

Prio, Inc.: On February 14, 2000, the Company completed the merger with Prio, Inc., a privately held provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 9,322,418 shares of the Company's common stock for all of the preferred and common shares of Prio. The consolidated balance sheet as of September 30, 2000 and December 31, 1999 and the consolidated statement of operations for the three and nine months ended September 30, 2000 and 1999 are presented as if Prio was a wholly owned subsidiary since inception.

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

4.  Notes Receivable and Other Receivable

On December 1, 1999, the Company loaned The boxLot Company $2.5 million. This short-term note was due by August 1, 2000, and accrues interest at 12% per annum. On January 19, 2000 and February 18, 2000, the Company loaned The boxLot Company an additional $1.5 million and $1.0 million, respectively. These two notes were due by September 1, 2000 and accrue interest at 12% per annum. The Company closed an asset purchase with boxLot in December, 2000. These loans were offset against the purchase price of the assets. Interest was accrued on these notes through closing. At September 30, 2000, accrued interest on the notes was $250,000.

From December 21, 1999 to February 29, 2000, the Company loaned a former officer of the Company $10.0 million. The promissory note is due in December 2001 and accrues interest at the prime rate. At September 30, 2000, accrued interest on this note was $649,603.

The Company has $3.0 million of Interest Receivable recorded at September 30, 2000, which is comprised of interest earned on the Company's short, and long-term investments and interest due on the above noted notes receivable.

5.  Restructuring Charges

The Company recorded a restructuring charge of $2,171,462 in the nine months ended September 30, 2000 for the closure of its Dallas, Texas facility. The restructuring charges are broken down as follows:

------------------------------------------------------------------------------------------------------
Type of charge                             Cash / Non-cash    Restructuring charge     Reserve balance
------------------------------------------------------------------------------------------------------
Severance and related costs                           Cash        $ 913,108                 $419,128
------------------------------------------------------------------------------------------------------

Lease termination penalties                           Cash          456,192                       --
------------------------------------------------------------------------------------------------------
Leasehold improvements                            Non-cash          802,162                       --
                                                                 ----------                 --------
------------------------------------------------------------------------------------------------------
                                                                 $2,171,462                 $419,128
                                                                 ==========                 ========
------------------------------------------------------------------------------------------------------

6.  Subsequent Events

On October 12, 2000, the Company completed its merger with Go2Net, Inc. (Go2Net), a publicly held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 74,145,348 shares of the Company's common stock for all of the preferred and common shares of Go2Net.

On December 7, 2000, the Company closed an asset purchase with The boxLot Company, a developer of online interactive auction and variable pricing technology. The Company exchanged $1,879,845 and 501,527 shares of the Company's common stock in this transaction.

On January 1, 2001, the Company acquired Montreal, Canada-based Locus Dialogue, Inc., a developer of speech recognition-enabled applications. Under terms of the acquisition, accounted for as a purchase, the Company exchanged 5,169,150 shares of its common stock for all of Locus Dialogue's outstanding shares, warrants and options.

  UNAUDITED SUPPLEMENTAL PRO FORMA COMBINED CONSOLIDATED FINANCIAL STATEMENTS


In October 2000, the Company acquired all of the outstanding stock of Go2Net, Inc. (Go2Net). This acquisition was accounted for using the pooling-of-interests method of accounting. Accordingly, the following supplemental pro forma financial information has been recast to include the financial results of Go2Net as if it were a wholly owned subsidiary since inception.

The financial statements for the three and nine month periods ended September 30, 1999 and 2000, have been restated to give effect to an adjustment made to Go2Net's previously issued financial information. This adjustment relates to the fair value originally assigned to warrants received in connection with a service agreement in August 1999. The total value of the warrants received is being recognized in revenue on a straight-line basis over the three-year life of the service agreement.

Additionally, the results for the three and nine month periods ended September 30, 2000 and balance sheet as of September 30, 2000, have been adjusted to properly record revenues related to certain service agreements originated in 2000, to record payroll tax expense associated with option exercises and to record adjustments to the deferred tax asset, goodwill and related amortization and deferred tax liability to give proper effect to the merger with Go2Net. The results for the three and nine months ended September 30, 1999 and balance sheet as of December 31, 1999 have adjustments to the deferred tax asset, goodwill and related amortization and deferred tax liability to give proper effect to the merger with Go2Net.

These adjustments resulted in an increase in assets of $7.1 million, deferred revenue of $6.4 million and retained earnings of $479,350, as of December 31, 1999 and an increase in assets of $10.9 million, accrued expenses of $1.5 million, deferred revenue of $7.8 million and retained earnings of $3.7 million, as of September 30, 2000. Additionally, revenue increased by $429,759 and $450,613 for the three and nine-month periods ended September 30, 1999, respectively. Income tax and other adjustments increased the loss by $1.0 million for both the three and nine months ended September 30, 1999. Net loss increased $614,679 and $575,296 for the three and nine months ended September 30, 1999, respectively. Revenue increased $1.9 million and $6.1 million for the three and nine months ended September 30, 2000, respectively. Income tax and other adjustments increased the loss by $1.4 million and $2.0 million for the three and nine months ended September 30, 2000, respectively. Net loss decreased $565,070 and $4,131,209 for the three and nine months ended September 30, 2000, respectively.

                       INFOSPACE, INC. AND GO2NET, INC.
          SUPPLEMENTAL PRO FORMA COMBINED CONSOLIDATED BALANCE SHEETS


                                                                                               September 30,       December 31,
                                                                                                   2000              1999
                                                                                               (unaudited)         (unaudited)
                                                                                             --------------       -------------
                                     ASSETS
Current assets:
         Cash and cash equivalents............................................               $   55,819,433       $ 104,349,564
         Short-term investments...............................................                  306,848,738         295,311,142
         Accounts receivable, net of allowance for doubtful accounts..........                   27,527,202          13,551,478
         Notes and other receivables..........................................                   25,238,171          18,523,758
         Deferred tax asset...................................................                    6,322,713                  --
         Prepaid expenses and other current assets............................                   17,586,424          10,970,372
                                                                                             --------------       -------------
                  Total current assets........................................                  439,342,681         442,706,315

Property and equipment, net...................................................                   47,569,408          11,878,406
Long-term investments.........................................................                   63,095,728         116,076,568
Other investments.............................................................                  155,605,206         117,588,539
Intangible assets, net........................................................                  695,308,573         276,210,232
Other long-term assets........................................................                    4,540,664           2,046,405
                                                                                             --------------       -------------
Total.........................................................................               $1,405,462,260       $ 966,506,466

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable.....................................................               $    7,391,749       $   3,688,750
         Accrued expenses and other current liabilities.......................                   18,670,320          23,471,343
         Deferred revenues....................................................                   34,402,861          12,121,137
                                                                                             --------------       -------------
                  Total current liabilities...................................                   60,464,930          39,281,230

Long-term liabilities and minority interest:
         Long-term debt and other long-term liabilities.......................                           --             685,762
         Deferred revenue.....................................................                    8,701,517           4,947,241
         Deferred tax liability...............................................                   12,774,609          16,540,663
         Minority interest....................................................                   22,901,939                  --
                                                                                             --------------       -------------
                  Total long-term liabilities and minority interest...........                   44,378,065          22,173,666

Stockholders' equity
         Preferred stock, par value $.0001- authorized, 15,000,000 shares;
           issued and outstanding, 1 and 0 share..............................                           --                  --
         Common stock, par value $.0001- authorized, 900,000,000 shares;
           issued and outstanding, 312,901,450 and 283,411,552 shares.........                       31,290              28,341
         Additional paid-in capital...........................................                1,600,821,234         959,491,801
         Accumulated deficit..................................................                 (308,557,973)       (126,106,301)
         Accumulated other comprehensive income...............................                   12,202,901          75,467,032
         Deferred expense-warrants............................................                   (1,699,382)         (2,311,159)
         Unearned compensation-stock options..................................                   (2,178,805)         (1,518,144)
                                                                                             --------------       -------------
                  Total stockholders' equity..................................                1,300,619,265         905,051,570
                                                                                             --------------       -------------
Total.........................................................................               $1,405,462,260       $ 966,506,466
                                                                                             ==============       =============

         See accompanying notes to consolidated financial statements.

                       INFOSPACE, INC. AND GO2NET, INC.
     SUPPLEMENTAL PRO FORMA COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                               ------------------------------   --------------------------------
                                                                    2000             1999            2000             1999
                                                               --------------   -------------   ---------------    -------------
Revenues..................................................     $   59,636,837   $  20,376,124   $   148,901,174    $  42,638,981
Cost of revenues..........................................         10,292,910       3,795,302        24,534,966        8,842,886
                                                               --------------   -------------   ---------------    -------------
                  Gross profit............................         49,343,927      16,580,822       124,366,208       33,796,095

Operating expenses:
         Product development..............................         10,154,663       3,891,712        26,612,370       10,462,985
         Sales, general and administrative................         34,786,361      17,314,288        88,615,972       41,747,231
         Amortization of intangibles.......................        47,467,030      18,044,710       116,112,775       21,389,413
         Acquisition and other related charges.............         7,608,779         959,889        94,208,188        6,119,043
         Other - non-recurring charges.....................                --         650,000         2,887,609          859,500
                                                               --------------   -------------   ---------------    -------------
                  Total operating expenses.................       100,016,837      40,880,599       328,436,914       80,578,172
                                                               --------------   -------------   ---------------    -------------
                  Loss from operations.....................       (50,672,910)    (24,279,777)     (204,070,706)     (46,782,077)

Other income, net..........................................         7,123,907       7,014,579        21,830,634       14,675,245
Gain (loss) on investments.................................        (6,677,149)             --         8,473,206               --
Restructuring charges......................................                --              --        (2,171,462)              --
Minority interest..........................................         2,154,087              --        (4,243,945)              --
                                                               --------------   -------------   ---------------    -------------
Loss from operations before income tax
  expense and cumulative effect of change
  in accounting principle..................................       (48,072,065)    (17,265,198)     (180,182,273)     (32,106,832)
Income tax expense.........................................            61,703              --            85,821               --
                                                               --------------   -------------   ---------------    -------------
Loss from operations before cumulative
  effect of change in accounting principle.................       (48,133,768)    (17,265,198)     (180,268,094)     (32,106,832)
Cumulative effect of change in accounting principle........                --              --        (2,055,537)              --
                                                               --------------   -------------   ---------------    -------------

Net loss...................................................    $  (48,133,768)  $ (17,265,198)  $  (182,323,631)   $ (32,106,832)
                                                               ==============   =============   ===============    =============
Preferred stock dividend...................................                --              --                --      159,930,733
Net loss applicable to common stockholders.................    $  (48,133,768)  $ (17,265,198)  $  (182,323,631)   $(192,037,565)
                                                               ==============   =============   ===============    =============

Comprehensive loss.........................................    $ (72,750,137)   $ (13,792,843)  $  (245,587,760)   $(189,505,263)
                                                               =============    =============   ===============    =============
Basic and diluted net loss per share.......................    $       (0.16)   $       (0.06)  $         (0.61)   $       (0.76)
Shares used in computing basic and                             =============    =============   ===============    =============
     diluted net loss per share............................      308,996,430      270,146,065       300,846,739      251,308,119
                                                               =============    =============   ===============    =============

         See accompanying notes to consolidated financial statements.

                       INFOSPACE, INC. AND GO2NET, INC.
     SUPPLEMENTAL PRO FORMA COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                                              ----------------     ----------------
                                                                                                    2000                  1999
                                                                                              ----------------     ----------------
Operating activities
   Net loss.................................................................................. $   (182,323,631)    $   (192,037,565)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
            Depreciation and other amortization..............................................      123,872,765           25,258,070
            Preferred stock dividend.........................................................               --          159,930,733
            Compensation expense-stock options...............................................          692,456            2,004,008
            Warrants expense.................................................................        3,499,386              611,776
            Performance warrant revenue......................................................      (16,437,259)            (856,298)
            Noncash services exchanged.......................................................          110,000                   --
            Bad debt expense.................................................................        5,737,195              859,243
            (Income) loss from joint venture.................................................          (64,207)             100,941
            Gain on sale of intangibles......................................................               --               (7,830)
            Deferred taxes...................................................................        2,144,787              259,549
            Loss on disposal of fixed assets.................................................          322,840               21,019
            Gain on investments..............................................................       (8,473,206)                  --
            Cumulative translation adjustment................................................         (264,242)              34,653
            Minority interest in venture fund................................................        4,243,945                   --
            Business acquisition costs.......................................................       14,108,188                   --
            In-process research and development..............................................       80,100,000            3,900,000
            Income tax benefit...............................................................               --            2,838,873
            Cumulative effect of change in accounting principle..............................        1,830,918                   --
            Cash provided (used) by changes in operating assets and liabilities:
                     Accounts and other receivable...........................................      (21,900,693)         (10,324,503)
                     Prepaid expenses and other assets.......................................       (4,882,425)          (7,328,699)
                     Accounts payable and accrued expenses...................................      (10,556,741)           3,067,362
                     Deferred revenue........................................................       19,736,680            3,056,002
                                                                                              ----------------     ----------------
            Net cash provided (used) by operating activities.................................       11,496,756           (8,612,666)
   Investing activities
            Purchase of property and equipment...............................................      (34,950,903)          (6,385,805)
            Notes receivable, net............................................................       (8,412,096)          (6,576,961)
            Business acquisitions, net of cash acquired......................................      (13,499,278)         (45,469,262)
            Proceeds from sale of domain name................................................               --               10,000
            Investment in domain name........................................................               --             (120,000)
            Minority interest contribution in venture fund...................................       16,365,000                   --
            Purchase of other investments....................................................      (27,250,944)          (7,235,708)
            Short-term and long-term investments, net........................................       (5,280,464)        (328,953,339)
                                                                                              ----------------     ----------------
            Net cash used by investing activities............................................      (73,028,685)        (394,731,075)
   Financing activities:
            Proceeds from issuance of ESPP shares............................................          587,030                   --
            Proceeds from issuance of common stock...........................................          (24,359)         478,755,294
            Proceeds from exercise of warrants...............................................        6,890,580                   --
            Proceeds from exercise of stock options..........................................       28,364,436           11,270,927
            Short-term and long-term debt, net...............................................      (22,876,890)            (162,308)
                                                                                              ----------------     ----------------
            Net cash provided by financing activities........................................       12,940,797          489,863,913
                                                                                              ----------------     ----------------
   Net increase (decrease) in cash and cash equivalents......................................      (48,530,131)          86,820,172
   Cash and cash equivalents:
            Beginning of period..............................................................      104,349,564           41,167,638
                                                                                              ----------------     ----------------
            End of period.................................................................... $     55,819,433     $    127,987,810
                                                                                              ================     ================
   Supplemental disclosure of noncash activities
            Dividend to preferred shareholder................................................               --          159,930,733
            Warrants received in exchange for services.......................................       16,437,259              856,298
            Common stock issued in exchange transaction......................................          110,000                   --

         See accompanying notes to consolidated financial statements.

                       INFOSPACE, INC. AND GO2NET, INC.
  SUPPLEMENTAL PRO FORMA NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS


1.   Pro Forma Basis of Presentation

     The pro forma adjustments made in connection with the development of the pro forma information have been made solely for purposes of developing such pro forma information as necessary to comply with the disclosure requirements of the Securities Exchange Commission. The Unaudited Pro Forma Combined Consolidated Financial Statements do not purport to be indicative of the combined financial position or results of operations of future periods or indicative of the results of operations of future periods or indicative of the results that actually would have been realized had the entities been a single entity during these periods.

     The Unaudited Supplemental Pro Forma Combined Consolidated Statement of Operations for the three and nine month ended September 30, 2000 and 1999 and the Supplemental Combined Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999 are presented herein. InfoSpace issued 1.82 shares of InfoSpace Common Stock for each share of Go2Net Common Stock. The pro forma adjustments reflect the additional shares that would be used in computing basic and diluted earnings per share as if the Merger had occurred at the beginning of the period.

2.   Pro Forma Earnings Per Share

     The Unaudited Supplemental Pro Forma Combined Consolidated Financial Statements for InfoSpace, Inc. have been prepared as if the merger was completed at the beginning of the periods presented. The pro forma basic net loss per share is based on the combined weighted average number of shares of InfoSpace, Inc. Common Stock outstanding during the period and the number of InfoSpace, Inc. Common Stock to be issued in exchange as discussed in Note 1.

     The Pro Forma diluted loss per share is computed using the weighted average number of InfoSpace, Inc. Common Stock and dilutive common equivalent shares outstanding during the period and the number of shares of InfoSpace, Inc. Common Stock to be issued in exchange. Common equivalent shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is antidilutive. The combined Company had a pro forma net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented were included in the computation of pro forma dilutive earnings per share as they were antidilutive.

3.   Pro Forma Statements of Operations Adjustments

The objective of the pro forma information is to show what the significant effects on the historical financial information might have been had the Companies been merged for the periods presented.

     Pro Forma Adjustment represents the issuance of 1.82 shares of InfoSpace, Inc. Common Stock in exchange for one share of Go2Net, Inc. including shares issued and outstanding, vested warrants and vested stock options. The pro forma adjustments reflect the additional shares that would be used in computing basic and diluted earnings per share as if the Merger had occurred at the beginning of each period.

     All intercompany transactions between InfoSpace, Inc. and Go2Net, Inc. have been eliminated for all periods presented.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations for InfoSpace historical consolidated financial statements.

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

Overview

InfoSpace, Inc. is a leading global provider of cross-platform merchant and consumer infrastructure services on wireless, broadband and narrowband platforms. We provide commerce, information, and communication infrastructure services to wireless devices, merchants, and Web sites. We have offices in the United States, Canada, Australia, Brazil, the United Kingdom and throughout Europe. We began operations in March 1996. As of October 31, 2000 and including Go2Net, we had 1,074 employees. The following provides greater detail on each of our service offerings:

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

Consumer Services: We provide information of broad appeal to users of wireless devices and PCs including directories, sports, news and entertainment, multiplayer games, financial data and traffic reports. Our consumer services include metasearch services, which simultaneously query a variety of search engines and directory services and transaction services that enable users to find merchants, comparison shop among both online and offline retailers and service companies, receive electronic promotions and make purchases with a single click. We also offer an integrated platform of personal information management services that includes community building services such as online address books, calendars, online chat and message boards and communication services, including device independent e-mail and instant messaging. Our consumer services are designed for the end user and are distributed through wireless devices and Web sites. InfoSpace's affiliates encompass a global network of wireless, PC, and non-PC devices, including cellular phones, pagers, screen telephones, television set-top boxes, online kiosks and personal digital assistants. Including Go2Net, our affiliate network consists of more than 3,200 affiliate partners or Web sites, reaching more than 92% of all Internet users and more than 20 wireless carriers worldwide.

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

Our merchant services consist of a comprehensive platform of technology that enables us to deliver unique services such as:
 .  the online delivery of promotions to any device that can be used online and offline;
 . buying from anyWeb site directly from a wireless device with a single click; . Page Express which enables local merchants to create a Web presence;
 .  StoreBuilder which enables merchants to build on-line stores;
 .  ActivePromotionTM which enables merchants to create targeted product promotions and distribute them across our network;
 . ActiveShopperTM which provides an open marketplace where consumers can find, research and purchase products from our merchant network; and

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

We have incurred losses since our inception and, as of September 30, 2000, we had an accumulated deficit of approximately $253.5 million. For the three months ended September 30, 2000, our net loss totaled $40.4 million, including $26.1 million in amortization of intangibles and $7.3 million in acquisition and related charges associated with the acquisitions of IQorder, Orchest, the remaining TDL InfoSpace interest and Go2Net. $6 million of the acquisition charges is for non-cash charges for in-process research and development associated with the acquisitions. For the nine months ended September 30, 2000, our net loss totaled $155.0 million, including amortization of intangibles of $53.5 million, $93.9 million in acquisition and related charges associated with the acquisitions of Prio, Saraide, Millet Software, IQorder, Orchest, the remaining TDL InfoSpace interest and Go2Net and $2.9 million in other non-recurring charges related to a one-time warrant expense that resulted from the acquisition of Prio. $74.1 million of the acquisition charges is for non-cash charges for in-process research and development associated with the acquisitions.

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

Results of Operations

Revenues. Revenues increased $20.6 million, or 187%, to $31.0 million in the three-month period ended September 30, 2000 from the comparable period of 1999. Revenues increased $53.3 million, or 235%, to $76.0 million in the nine months ended September 30, 2000 from the comparable period in 1999. The increases for both the three and nine month periods are primarily due to significant growth in our consumer, merchant and wireless services. This growth is a result of the expansion of our affiliate network and increased use of our consumer, merchant and wireless services, as well as larger and longer term agreements with wireless carriers, advertisers, affiliates and distribution partners. These increases are also the result of an increase in subscription revenues, license fees and e-commerce transaction fees.

Cost of Revenues. Cost of revenues consists of expenses associated with the enhancement, maintenance and support of our consumer, merchant and wireless services, including direct personnel expenses, consultant costs, communication costs such as high-speed Internet access, server equipment depreciation, royalties and content license fees. Cost of revenues were $6.3 million, or 20% of revenues, for the three-month period ended September 30, 2000 compared to $2.0 million, or 19% of revenues, for the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, cost of revenues was $13.9 million, or 18% of revenues. This compares to $5.0 million, or 22% of revenues, for the nine months ended September 30, 1999. The absolute dollar increases are primarily attributable to costs incurred in order to support greatly increased delivery of consumer, merchant and wireless solutions, including personnel expenses, communication lines, data licenses and equipment. We expect the absolute dollars spent on personnel, enhanced content and expanded communications will continue to increase in future periods.

Product Development Expenses. Product development expenses consist principally of engineering personnel costs for research, design and development of the proprietary technology we use to integrate and distribute our consumer, merchant and wireless services. Product development expenses increased $4.1 million, or 157%, to $6.8 million in the three-month period ended September 30, 2000, from $2.6 million for the comparable period in 1999. For the nine months ended September 30, 2000, product development expenses increased $10.8 million, or 142% to $13.9 million from the comparable period in 1999. The increase in absolute dollars is primarily attributable to increases in engineering personnel needed for continued development and enhancement of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional engineering personnel who will develop and enhance our proprietary technology.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, advertising and promotion expenses, carriage fees, professional service fees, occupancy and general office expenses, travel expenses and other general corporate purposes. Sales, general and administrative expenses were $23.0 million or 74% of revenues in the three months ended September 30, 2000 compared to $12.3 million or 117% of revenues for the comparable period in 1999. Sales, general and administrative expenses were $58.5 million or 80% of revenues for the nine months ended September 30, 2000 compared to $31.0 million or 136% of revenues for the comparable period in 1999. The absolute dollar increase is primarily due to increased personnel costs, occupancy costs, professional service fees, carriage fees paid to certain affiliates to include our content services on their Web sites and travel expenses.

Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademark, contract lists and assembled workforce. Amortization of intangibles was $26.1 million in the three months ended September 30, 2000, compared to $1.0 million in the three months ended September 30, 1999. Amortization of intangibles was $53.5 million in the nine months ended September 30, 2000, compared to $1.6 million in the nine months ended September 30, 1999. The increases are a result of amortization of intangibles recorded primarily from the acquisitions of TDL InfoSpace and Orchest in August 2000, IQorder in July 2000, Millet Software and Saraide in March 2000, Zephyr Software and eComLive in December of 1999 and Union-Street in October 1999. Intangibles for acquisitions are being amortized over three or five years. In the event that we complete additional acquisitions, which we expect to do, expenses relating to the amortization of intangibles could increase in the future.

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

Gain (Loss) on Investments Held: Gain (loss) on investments held represents the unrealized and realized gains and losses on the investments in the InfoSpace Venture Capital Fund 2000 and realized gains and losses on investments held by InfoSpace. In accordance with Accounting for Investment Companies, the investments are recorded at their market value and the unrealized gains and losses are reflected in the income statement in the Fund, which is fully consolidated. The $6.7 million loss on investments held in the three months ended September 30, 2000 includes gains of $2.6 million and losses of $9.3 million. The $8.5 million gain on investments held in the nine months ended September 30, 2000 includes gains of $17.8 million and losses of $9.3 million.

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

Other Income, Net. Other income consists primarily of interest income for all periods. Other income was $2.7 million in the three months ended September 30, 2000, compared to $3.3 million from the three months ended September 30, 1999. The decrease from the prior year is primarily due to reinvestment of funds to equity securities from fixed income securities. For the nine months ended September 30, 2000, other income was $8.7 million compared to $8.0 million in the nine months ended September 30, 1999. This increase from the prior year is primarily due to interest earned on higher average cash balances resulting from the net proceeds from our follow-on offering, which closed in April 1999.

Balance Sheet Commentary

Accounts Receivable. As our revenues have grown, our current receivable balance has increased as we are invoicing larger dollar amounts at the end of each month. We are also issuing single invoices for larger dollar amounts. In addition, as we enter into agreements for larger amounts with larger, well established companies, we periodically must provide extended payment terms beyond our standard 15 to 30 day terms to allow for the customer's internal approval and payment processing systems. In the quarter ended September 30, 2000, our day's sales outstanding (DSO) was 50 days. We expect DSO's in the future to be in the range of 50-60 days.

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

Liquidity and Capital Resources

At September 30, 2000, our principal source of liquidity was $137.6 million in cash, cash equivalents and short-term investments. In addition, we have $14.4 million in long-term investments and $64.1 million in other investments in public and privately-held equity securities. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million.

Net cash used by operating activities was $28.0 million in the nine months ended September 30, 2000. This primarily consisted of net operating losses offset by non-cash charges for depreciation and amortization and in-process research and development. Net cash used by operating activities was $19.2 million during the nine months ended September 30, 1999. This consisted primarily of net operating losses and changes in receivables and prepaid and other assets and is offset by non-cash charges for depreciation and amortization and in-process research and development and changes in deferred revenue and accrued expenses.

Net cash provided by investing activities was $28.9 million in the nine months ended September 30, 2000. This was primarily comprised of acquisition costs, purchases of equipment and tenant improvements, additions to other investments, proceeds from the sale of short-term investments, and the minority interest contribution to the Venture Fund. Net cash used by investing activities during the nine months ended September 30, 1999 was $148.1 million. This was primarily a result of investing cash in short and long-term investments and acquisition costs.

Net cash provided by financing activities in the nine months ended September 30, 2000 of $657,000 was primarily comprised of proceeds from the exercise of stock options and warrants and payments of debt assumed in the acquisition of Saraide. Cash provided by financing activities in the nine months ended September 30, 1999 of $188.6 was primarily comprised of proceeds from the issuance of common stock from our follow-on offering in April.

We plan to use our cash for investments in internally developed technology, global expansion of our services and continued build-out of infrastructure in Europe, Asia and South America.

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

TDL InfoSpace: On August 31, 2000, we acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. The Company acquired TDLI.com for purchase consideration of 3,420,308 shares of our common stock and acquisition expenses of $2,063,414. We recorded $131,936,922 in intangible assets. We now have 100% ownership and control of TDLI.com.

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

IQorder.com, Inc.: On July 3, 2000, we acquired Tempe, Arizona-based IQorder.com, a company that has developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. We issued 989,959 shares of our common stock for all of IQorder's outstanding shares, warrants and options. We recorded a one-time in-process research and development charge of $6.0 million and recorded $63,094,723 in intangible assets. Acquisition expenses were $189,265.

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

Prio, Inc.: On February 14, 2000, we consummated the acquisition of Prio, a privately held company. The combination was accounted for as a pooling of interests. We issued 9,322,418 shares of our common stock in exchange for all the outstanding common and preferred stock of Prio. The consolidated balance sheet as of September 30, 2000 and December 31, 1999 and the consolidated statement of operations for the three and nine months ended September 30, 2000 and 1999 are presented as if Prio was a wholly owned subsidiary since inception.


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

We Have a Limited Operating History and a History of Losses

We have a limited operating history, which makes it difficult to evaluate our business and prospects. We have incurred net losses from our inception in March 1996 through September 30, 2000. At September 30, 2000, we had an accumulated deficit of approximately $253.5 million. We expect to incur operating losses on a quarterly basis in the future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services. To address the risks we face and to be able to achieve and sustain profitability, we must, among other things:

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

In addition, because InfoSpace only began operations in March 1996, and because the market for Internet infrastructure services is new and evolving, it is very difficult to predict future financial results. As a result of our recent acquisitions and continued global expansion, we have significantly increased our sales and marketing, research and development and general and administrative expenses. Our expenses, which are partially based on our expectations regarding future revenues and estimated expenses from our acquisitions, are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

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

Our top ten customers represented 66% of our revenues in the third quarter of 2000. Three customers accounted for 35% of the revenues in the third quarter of 2000. If we lose any of these customers or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

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

Item 2. - Changes in Securities and Use of Proceeds

c) The following issuances of equity securities during the quarter ended September 30, 2000 were not registered under the Securities Act:

     (i) On August 31, 2000, the Company acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. The Company acquired TDLI.com for purchase consideration of 3,420,308 shares of the Company's common stock and acquisition expenses of $2,063,414. The Company recorded $131,936,922 in intangible assets. The Company now has 100% ownership and control of TDL InfoSpace. The issuance of the shares was exempt from registration pursuant to Rule 506 and Regulation S.

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

Item 5. - Other Information

Not applicable with respect to the current reporting period.

Item 6. - Exhibits and Reports on Form 8-K:

      a.    Exhibits

                10.1   Pier 70 Lease Agreement dated July 20, 1999 (2)
                10.2   Go2net, Inc. 2000 Stock Option Plan (1)
                10.3   Go2net, Inc. 1996 Stock Option Plan (1)
                10.4   Silicon Investor, Inc. 1996 Stock Plan (1)
                10.5   Web21 Stock Option Plan (1)
                10.6   Authorize.Net Corp. 1999 Stock Incentive Plan (1)
                27.1   Financial Data Schedule

      -------------------
                (1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4 and
                ----------------------------------------------------------------
                4.5, respectively, to the Registration Statement on Form S-8
                ------------------------------------------------------------
                (Registration No. 333-47874) of InfoSpace, Inc., as filed with
                --------------------------------------------------------------
                the SEC on October 13, 2000.
                ----------------------------

                (2) Incorporated by reference to the Form 10-Q of Infospace as
                --------------------------------------------------------------
                filed with the SEC on November 14, 2000.
                ----------------------------------------


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

                                        INFOSPACE, INC.



                                        By: /s/ Tammy D. Halstead
                                           ----------------------------------
                                           Tammy D. Halstead
                                           Chief Financial Officer


Dated: February 13, 2001