Form 10-K
period 2000-12-31
INFOSPACE INC
filed 2001-04-02
CIK 1068875

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _________ to _________

                          Commission File No. 0-25131

                                INFOSPACE, INC.
            (Exact name of Registrant as specified in its charter)

            Delaware                                 91-1718107
  (State or other jurisdiction                     (IRS Employer
of incorporation or organization)               Identification No.)

          601 108th Avenue NE, Suite 1200, Bellevue, Washington 98004
                   (Address of principal executive offices)
                                                         (Zip Code)

              Registrant's telephone number, including area code:
                                (425) 201-6100

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.0001 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on February 28, 2001, as reported by Nasdaq, was approximately $811.3 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 31, 2001, 320,011,092 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 21, 2001 (the "Proxy Statement").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I

 Item 1.  Business.......................................................     3
          Factors Affecting Our Operating Results, Business Prospects and
          Market Price of Stock..........................................    16
 Item 2.  Properties.....................................................    29
 Item 3.  Legal Proceedings..............................................    30
 Item 4.  Submission of Matters to a Vote of Security Holders............    31

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    32
 Item 6.  Selected Financial Data........................................    33
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    34
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    47
 Item 8.  Financial Statements and Supplementary Data....................    49
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    92

 PART III

 Item 10. Executive Officers and Directors of the Registrant.............    92
 Item 11. Executive Compensation.........................................    92
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    92
 Item 13. Certain Relationships and Related Transactions.................    92

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    92

 Signatures...............................................................   95

ITEM 1. Business

   This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue," and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the Internet information infrastructure services industry, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock" and elsewhere in this report.

Overview

   InfoSpace, Inc. is an international provider of commerce and consumer infrastructure services to merchants and on wireless, wireline and broadband platforms. We provide our services across multiple platforms simultaneously, including PCs and non-PC devices, such as screen telephones, television set-top boxes and online kiosks, which use ground wire Internet connections (wireline devices) and wireless devices such as cell phones, pagers and personal digital assistants. We are also preparing to enter the market for infrastructure services which take greater advantage of high-speed (known as broadband) wireline and wireless Internet connections, such as interactive gaming, television and other entertainment services. Our customers include AT&T Wireless, Cingular Wireless, Intel, Virgin Mobile, Verizon Wireless, Hasbro, National Discount Brokers and Bloomberg, among others. Our affiliate network is comprised of more than 3,200 Web sites, including America Online, Microsoft's MSN, NBCi, Lycos and ABC's LocalNet.

   The following chart provides an illustration of our business model. Our integrated technology platform serves as the basis for all of our consumer and commerce products and services and enables us to offer our infrastructure services across multiple platforms simultaneously. More information on our infrastructure services and distribution channels is provided below.


                         ------------------------------------------------------------
                                            DISTRIBUTION CHANNELS
-------------------------------------------------------------------------------------
  INFRASTRUCTURE            Wireline       Wireless       Merchant       Broadband
  SERVICES
-------------------------------------------------------------------------------------
  Consumer Products and  Web portals    Wireless       RBOCs          Cable companies
  Services                              carriers
                         Destination                   Merchant banks DSL providers
  Commerce Products and  sites          Wireless
  Services                              device and     Merchant       Wireless (2.5G
                                        equipment      aggregators    and 3G)
                                        manufacturers
                                                       Local media    Satellite
                                                       networks       television

                                                                      Interactive
                                                                      television
                                                                      (iTV)
-------------------------------------------------------------------------------------
                      InfoSpace Integrated Technology Platform
-------------------------------------------------------------------------------------

Our Infrastructure Services

   We have developed a scalable, flexible technology platform that enables us to deliver a broad, integrated suite of consumer and commerce services to Web sites, merchants and wireless carriers. All of our services utilize the same core technology platform within the same operational infrastructure.

   We design our infrastructure services to be highly flexible and customizable, enabling our affiliates to select from among our broad range of consumer and commerce products and services. We believe that one of our principal strengths is our internally developed technology, which enables us to easily and rapidly add new affiliates and distribution partners by employing a distributed, scalable architecture adapted specifically to our Internet-based infrastructure services. We help our wireline affiliates and distribution partners, including wireless carriers and merchant aggregators, build and maintain their brands by delivering our consumer and commerce products and services with the look and feel and navigation features specific to their delivery platform and format, including on the growing number of emerging wireless devices.

   InfoSpace supports SMS, WAP, cHTML, VXML (speech) and a variety of other protocols that may be proprietary to different wireless and wireline devices, enabling the end user to access the same services, including services personalized to the end user, across a variety of devices.

Consumer Products and Services

   We provide information of broad appeal to users of wireless devices and PCs and other wireline Internet devices, including maps, directories, financial data, traffic reports, sports, news and entertainment. Our consumer products and services are designed for the end user and are distributed through wireless devices and Web sites. These products and services include:

  . personal information management (PIM), including address book, calendar and to-do lists;

  .  communications such as e-mail and instant messaging;

  . information of broad appeal including directories, sports, news and entertainment, financial data and traffic reports;

  . search and reference products including metasearch services, which simultaneously query a variety of search engines and directory services;

  .  entertainment services such as multi-player gaming; and

  .  a shopping product that includes comparison shopping and an e-wallet.

   Our flexible technology platform enables end users to personalize many of these products and services to meet their individual needs and preferences. In addition, we are developing new services and applications based on speech recognition technology we gained through our acquisition of Locus Dialogue.

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

   We have acquired rights to third-party content pursuant to numerous license agreements, typically having terms of one to five years. The license agreements require the content provider to update content on a regular basis, the frequency of which varies depending on the type of content. In certain arrangements, the content provider pays us a carriage fee for syndication of its content to our network of affiliates. In other instances, we share with the content provider advertising revenues attributable to end-user access of the provider's content. For certain of our content, including our core directory and map content, we pay a one-time or periodic fee or fee per content query to the content provider. We typically enter into nonexclusive arrangements with our content providers. However, in certain instances we have entered into exclusive relationships, which may limit our ability to enter into additional content agreements.

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

   We also offer unified communication services including device-independent e-mail and instant messaging. We integrate these services into the community-building services we offer, making it easy for users to send e-mail and instant messages directly from their address book from any device and also view personalized address lists on any device.

   In October 2000, we acquired several branded Web properties through our acquisition of Go2Net. These properties include:

  . MetaCrawler (www.metacrawler.com) and Dogpile (www.dogpile.com), providers of metasearch services, which simultaneously query a variety of search engines and directories services and combine the search results;

  . Silicon Investor (www.siliconinvestor.com), a financial news and discussion message board;

  .  100Hot (www.100Hot.com), a directory of popular Web sites; and

  .  PlaySite (www.playsite.com), a Java-based multi-player games site.

   We intend to continue distributing content provided by these sites through our affiliate network, and licensing the search, message board and game technology to our affiliates and customers.

Commerce Products and Services

   We target our commerce products and services to local and national merchants, including service-based merchants. Our commerce services enable merchants to create, promote, sell and distribute their products and services across multiple channels through our broad distribution network. We have reseller agreements with RBOCs, merchant banks and other local media networks, such as newspapers, who provide our services to local merchants worldwide.

   Based on our platform of technology, we can deliver a broad array of commerce products and services that include:

  . the online delivery of promotions to wireless devices and PCs for online and offline use;

  . the ability to purchase products and services from a Web site directly from a wireless device;

  . shopping that includes e-wallet and price comparison features in addition to finding products using UPC or other product codes;

  .  yellow page listings and enhanced listings; and

  .  our Authorize.Net payment authorization service for businesses.

   According to the Kelsey Group, $3.6 trillion of transactions were processed through approximately 10 million merchants in the United States in 1999. By offering merchants the tools needed to promote their products and services, as well as the distribution channels to drive customer transactions, our network enables merchants to leverage the power of the Internet to drive "real world' transactions.

   Through our acquisition of Millet Software, we believe we will be able to provide a server-based technology that enables wireless Internet devices to become commerce-enabled devices by giving mobile users the ability to press one key to make on-the-spot purchases from virtually any Web site. This is possible through a patent-pending secure technology that provides an automated process for completing payment forms, eliminating the need to continually enter in payment or shipping information, register at sites or enter any specific passwords. Buyers can also purchase multiple products from multiple merchants, using our shopping cart that provides the convenience of purchasing.

Our Distribution Channels

   We have built our distribution network through our direct sales force and through reseller channels. Our reseller channels are based on distribution agreements with online advertising networks, such as DoubleClick and Flycast, who offer both our consumer and commerce products and services to their network of thousands of Web sites; reseller agreements with all five RBOCs; merchant banks such as American Express and Bank of America; and other local media networks who provide our services to local merchants.

   We currently focus on distributing our consumer and commerce products and services to our four business areas: wireline, wireless, merchant and broadband. We report revenues generated by each of these business areas.

Wireline

   Through our wireline business unit, we distribute our consumer products and services such as PIM, instant messaging and search to our affiliates, which include Web sites (portals) and businesses. Our affiliate network consists of more than 3,200 Web sites that include America Online, Microsoft's MSN, NBCi, Lycos, and ABC's LocalNet, among others.

Wireless

   Our wireless services include data and transaction services that users can access from varying locations, on a variety of devices, over different protocols or standards. Our wireless services platform serves as the underlying infrastructure for wireless carriers and device and equipment manufacturers to offer their customers the ability to conduct commerce, access information, communicate and otherwise manage their lives.

   Our consumer and commerce products and services are distributed to wireless carriers, device manufacturers and software providers. We currently have relationships with more than 20 domestic and international wireless carriers, including Verizon Wireless, AT&T Wireless, Cingular Wireless, VoiceStream, Austria One, ALLTEL, Virgin Mobile and Powertel, and equipment and device manufacturers such as Nokia, Lucent and Ericsson. We also have a strategic alliance with Nortel Networks to jointly offer our services and platform together with Nortel Network's network infrastructure products to carriers worldwide and to collaborate on the development of new 3G wireless Internet technology services.

   We support SMS, WAP, cHTML, VXML (speech) and a variety of other protocols that may be proprietary to different devices, enabling our end users to access the same personalization and services across a variety of devices. Our wireless Internet services provide a platform which enables carriers to support a variety of protocols such as WAP, PQAs for Palm VII and VXML, in addition to HDML, SMTP and SMS. Our services are compatible with a variety of wireless gateway technologies including Nokia, OpenWave, CMG and Ericsson.

   Our wireless consumer and commerce products and services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer.

Merchant

   Our commerce services enable merchants to create, promote, sell and distribute their products and services across multiple channels through our distribution network to the end users of our services. We have reseller agreements with RBOCs, merchant banks and major merchant aggregators such as Bank of America and American Express, and local media networks such as newspapers and television and radio stations.

Broadband

   We plan to deliver integrated, cross-platform broadband (DSL, 2.5/3G, cable modem, iTV, satellite) services to customers worldwide. These services will include a comprehensive infrastructure services suite for businesses, and interactive TV services which combine broadcast programming with interactive applications for media companies and service providers.

International Operations

   We currently maintain offices in the United States, Canada, the Netherlands, the United Kingdom, Australia and Brazil. Our wholly-owned subsidiary, InfoSpaceCanada.com, was formed in early 1999 and has affiliate relationships with canada.com, a leading Canadian Web site and search engine, as well as AOL Canada, MSN Canada and Sprint Canada.

   In 1998, we entered into a joint venture with TDLI.com Limited, a subsidiary of Thomson Directories Limited to form TDL InfoSpace to replicate our infrastructure services in Europe. TDL InfoSpace targeted the United Kingdom as its first market, and content services were launched in the third quarter of 1998. Under the license agreement between Thomson and TDL InfoSpace, Thomson licenses its U.K. directory information database to TDL InfoSpace. Under our license agreement with TDL InfoSpace, we license our technology and provide hosting services to TDL InfoSpace. On August 31, 2000, we acquired all of the issued and outstanding capital stock of TDLI.com Limited. This acquisition gave us 100% control of TDL InfoSpace.

   We have also entered into an agreement to expand our services into China and are currently investigating additional international opportunities. The expansion into international markets involves a number of risks. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock-- Our expansion into international markets may not be successful and may expose us to risks that could harm our business" for a description of these risks.

Revenue Sources

   We have derived substantially all of our revenues from our consumer and commerce products and services. We generate revenues from commerce transaction fees, licensing fees, advertising, subscriber fees, and development and integration fees.

 Commerce Transaction Fees

   Transaction fees are generated as a percentage of the completed transaction from our shopping, on-line promotions and payment authorization services. Transaction fees are recognized in the period the transaction occurred.

 Licensing Fees

   We have agreements with some affiliates, merchant aggregators and wireless carriers and device manufacturers under which they agree to pay us guaranteed minimum fees. These arrangements are individually negotiated and have a range of specially adapted features involving various compensation structures. These are often based on the range and extent of customization. These agreements generally range from one to three years in duration. License fee revenue is recognized ratably over the term of the contract.

   We also have arrangements with wireless carriers, device manufacturers and software providers whereby we receive guaranteed transaction fees as well as transaction revenues on a per-subscriber and per-query basis on existing devices, such as pagers, in excess of the guaranteed minimum payments.

 Advertising

   Throughout our consumer services, we sell banner, button and text-link advertisements based on costs per thousand impressions, or CPMs, and other CPM-based advertising. Our advertising agreements generally have terms of less than six months and guarantee a minimum number of impressions. Actual CPMs depend on a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of impressions purchased, and are often negotiated on a case-by-case basis. Because of these factors, actual CPMs may fluctuate. Our guarantee of minimum levels of impressions exposes us to potentially significant financial risks, including the risk that we may fail to deliver required minimum levels of user impressions, in which case we typically continue to provide advertising without compensation until such levels are met. Revenues from contracts based on the number of impressions displayed or click throughs provided are recognized as services are rendered.

 Subscriber Fees

   We receive subscriber fees from some of our consumer and commerce services. Subscription fees from commerce services are derived through our reseller relationships with wireless carriers, device manufacturers, RBOCs, merchant banks and other local media networks, and include per store/per month fees and per service/per month fees. Merchant agreements generate subscriber fees from local and national merchants on a per-service, per-month basis. Wireless contracts generate revenue from subscriber and per-query fees that are charged to the wireless carriers. Subscription fee agreements for our consumer and commerce services generally range from one to three years in duration.

 Development and Integration Fees

   We receive a lump sum payment, often in advance, to integrate our products and services with our affiliates Web site(s) or onto a wireless carrier's service. Development and integration fees are recognized ratably over the term of the agreement.

   We generate a significant amount of our revenues from our wireline consumer services, which involves a number of risks. For additional information about these risks, see "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock--We must diversify our revenues to be less reliant upon our wireline services."

Technology and Infrastructure

   One of our principal strengths is our internally developed technology, which we have designed specifically for our consumer and commerce products and services. Our technology architecture features specially adapted capabilities to enhance performance, reliability and scalability, consisting of multiple software modules that support the core functions of our operations. Our technology consists of three tiers: Tier I--Presentation and Authentication, Tier II--Platforms and Applications and Tier III--Core Technology. Below is a brief description of the functionality and purpose of each tier starting with the core technology.

 Core Technology

  Web Server Technology

   We designed our Web Server Technology to enable rapid development and deployment of information over multiple platforms and formats. It incorporates an automated publishing engine that dynamically builds a page to conform to the look and feel and navigation features of each affiliate. Our wireless Internet services are device-independent and provide a platform which enables our wireless carriers to support HDML and SMTP and a variety of emerging protocols such as WAP, VXML and PQAs for Palm VII. Our services are compatible with a variety of gateway technologies including WAP gateways from Nokia, Phone.com and Ericsson.

   Our Web Server Technology includes other features designed to optimize the performance of our information infrastructure services, including:

  . an HTML compressor that enables modifications of file content to reduce size, thereby reducing download time for users;

  . an "Adaptive Keep-Alive" feature that maximizes the time during which client server connections are kept open, based on current server load, thereby increasing user navigation and Web site traversal speed; and

  . a Proxy Server that provides the capability for real-time integration and branding of applications that reside remotely with third-party providers.

  Database Technology

   We have developed database technology to address the specific requirements of our business strategy and information infrastructure services. We designed our Co-operative Database Architecture to function with a high degree of efficiency within the unique operating parameters of the Internet, as opposed to commonly used database systems that were developed prior to the widespread acceptance of the Internet. The architecture is tightly integrated with our Web Server Technology and incorporates the following features:

   Our Heterogeneous Database Clustering allows disparate data sources to be combined and accessed through a single uniform interface, regardless of data structure. These clusters facilitate database bridging, which allows a single database query to produce a single result set containing data extracted from multiple databases, a vital component of our ability to aggregate applications from multiple sources. Database clustering in this manner reduces dependence on single data sources, facilitates easy data updates and reduces integration efforts. In addition, our pre-search and post-search processing capabilities enable users to modify search parameters in real time before and after querying a database.

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

   For our commerce services we have developed a comprehensive enterprise-wide data warehouse. This data warehouse contains information relating to merchants, products, services, users, customers, profiles, storefronts, purchases, site traffic and metrics. The aggregation of this information in one place allows us to leverage our development efforts and reduce redundant information.

 Platforms and Applications

   Our platforms and applications reside on the core technology and support the core functions of our operations.

   The platforms include:

  .  alerts services,

  .  voice portal,

  .  games platform,

  .  location/geo-centric platform,

  .  short message service (SMS) platform, and

  .  content management.

   Our applications consist of our consumer and commerce products and services including shopping, promotions, payment authorization, games and entertainment, instant messaging and e-mail, personal information management (PIM) and search.

 Presentation and Authentication

   Authentication

   Requests for our consumer and commerce products and services are generated from wireless, non-PC and PC devices. These requests enter our system through our user management and authentications technology engine. The request is routed by the technology, which determines which services are available to the user based on the user's profile.

   Presentation

   The presentation technology allows the content to be displayed on different devices each with their own protocols and formats (displays) without making changes to the underlying application. With our presentation technology, we have a device-, protocol-, and transport-independent platform. We support SMS, WAP, cHTML, VXML (speech) and a variety of other protocols that may be proprietary to different devices, enabling our end users to access the same personalization and services across a variety of devices. Our wireless Internet services provide a platform which enables carriers to support a variety of protocols such as WAP, PQAs for Palm VII and VXML, in addition to HDML, SMTP and SMS.

 Product Development

   We believe that our technology platform is essential to successfully implement our strategy of expanding our affiliate network, acquiring value-added content to add to our consumer, merchant and wireless services, expanding internationally and into other services and maintaining the attractiveness and competitiveness of our private label solutions. We have invested significant time and resources in creating our proprietary technology. Product development expenses were $40.6 million for the year ended December 31, 2000, $15.6 million for the year ended December 31, 1999 and $9.0 million for the year ended December 31, 1998.

Intellectual Property

   Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and nonuse agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and affiliates regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. For example, our standard affiliate agreement provides that we retain ownership of all patents and copyrights in our technology and requires our customers to display our copyright and trademark notices.

   "InfoSpace," the InfoSpace logo, "Go2Net," "Authorize.Net," the Dogpile logo, "ActiveShopper," "Haggle Online," "HyperMart," "MetaCrawler," "MetaSpy," "MyAgent," "Silicon Investor," "FraudScreen.Net," the Get Rewarded logo, "RubberChicken.com" and "WebMarket" are registered trademarks of ours. In addition, we have applied for federal registration of other marks, including "ActivePromotion," "Dogpile," "IntelliShopper" and "Playsite." We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks, as appropriate. We may not be successful in obtaining the service marks and trademarks for which we have applied.

   We have been issued one U.S. patent and have filed 45 U.S. patent applications relating to various aspects of our technology, including technology we have developed for querying and developing databases, for developing and constructing web pages, electronic commerce on-line directory services and web scraping. We have received notices of allowance for three of these patent applications. Our issued patent covers private-label commerce solutions and tracking the purchase of products, services and information on the Internet and on wireless devices. We are preparing additional patent applications on other features of our technology. We have instituted a formal patent program and anticipate on-going patent application activity in the future. Patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

   MetaCrawler License Agreement. On January 31, 1997, Go2Net and Netbot entered into the MetaCrawler License Agreement pursuant to which Netbot granted Go2Net an exclusive, subject to certain limited exceptions, worldwide license to provide the MetaCrawler Service. We acquired Go2Net in October

2000. Netbot was acquired by Excite, Inc. in November 1997 and Excite was acquired by @Home Corporation in May 1999. As part of the MetaCrawler License Agreement, we have the exclusive right to operate, modify and reproduce the MetaCrawler Service including, without limitation, the exclusive right to use, modify and reproduce the name "MetaCrawler" and the MetaCrawler URL in connection with the operation of the MetaCrawler Service. Netbot licensed the MetaCrawler Service and the other intellectual property rights associated therewith from the University of Washington on an exclusive basis. The search technology underlying the MetaCrawler Service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to us pursuant to the MetaCrawler License Agreement. Although the MetaCrawler License Agreement may be terminated by Netbot only upon a material default by us, the termination of the MetaCrawler License Agreement would end our MetaCrawler Service.

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

  . the cost-effectiveness and reliability of the consumer and commerce products and services;

  . the ability to provide consumer and commerce products and services that are innovative and attractive to consumers, subscribers and other end users; and

  . the ability to develop innovative products and services that enhance the appearance and utility of the Web site, device or platform.

   Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

  . our consumer and commerce directory services compete with AnyWho? (a division of AT&T), GTE SuperPages, Switchboard, ZIP2 (which was acquired by Compaq), various RBOCs' directory services, infoUSA's Lookup USA, City Search and Yahoo! Yellow Pages and White Pages;

  . other consumer information services we provide, such as classifieds, horoscopes and real-time stock quotes, compete with specialized content providers;

  . our commerce services compete with online payment processing services such as Verisign's Signio and CyberCash, portals such as AOL, Yahoo! and MSN, merchant aggregators such as Big Step and Microsoft's Bcentral, and infrastructure providers such as Inktomi;

  . our wireless services compete with in-house information technology departments of wireless carriers and device manufacturers, and some of our services compete with those provided by TellMe, Qpass and others; and

  . in international markets, we compete with local companies which may have a competitive advantage due to their greater understanding of and focus on a particular local market.

   We expect that in the future we will experience competition from other Internet services companies and providers of Internet software, including Microsoft, Yahoo!, AOL, Excite@Home, Lycos and NBCi. Some of these companies are currently customers of ours, the loss of which could harm our business.

   Many of our current customers have established relationships with some of our current and potential future competitors. If our competitors develop information infrastructure services that are superior to ours or that achieve greater market acceptance than ours, our business will suffer.

Governmental Regulation

   Because of the increasing use of the Internet, U.S. and foreign governments have adopted or may in the future adopt laws and regulations relating to the Internet, addressing issues such as user privacy, pricing, content, taxation, copyrights, distribution and product and services quality.

   Recent concerns regarding Internet user privacy has led to the introduction of U.S. federal and state legislation to protect Internet user privacy. Existing laws regarding user privacy that we may be subject to include the Children's Online Privacy Protection Act, which regulates the online collection of personal information from children under 13, and the Gramm-Leach-Bliley Act, which regulates the collection and processing of personal financial information. In addition, the Federal Trade Commission has initiated investigations and hearings regarding Internet user privacy which could result in rules or regulations that could adversely affect our business. As a result, we could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, or to distribute or collect user information.

   European legislation to protect Internet user privacy has not greatly impacted us so far. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. European countries may pass new laws in accordance with the directive, or may seek to more strictly enforce existing legislation, which may prevent us from offering some or all of our services in some European countries.

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

   We may also be subject to the provisions of the Children's Online Protection Act, which restricts the distribution of certain materials deemed harmful to children. Although some court decisions have cast doubt on the constitutionality of this Act, it could subject us to substantial liability.

   These or any other laws or regulations that may be enacted in the future could have several adverse effects on our business. See "Risk Factors-- Governmental regulation and the application of existing laws to the Internet may slow the Internet's growth, increase our costs of doing business and create potential liability for the dissemination of information over the Internet."

Employees

   As of February 28, 2001, we had 1,033 employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff and for personnel with experience in wireless services. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. We recently announced a realignment of resources to concentrate on development of our wireless, merchant and broadband services. This realignment included a reduction in our workforce of approximately 250 employees. This, or other future operational decisions, could create an unstable work environment and have a negative effect on our ability to retain and motivate employees.

Executive Officers

   The following table sets forth certain information as of February 28, 2001 with respect to our executive officers:

             Name             Age                    Position
             ----             ---                    --------
 Naveen Jain................. 41  Chairman and Chief Executive Officer
 Edmund O. Belsheim, Jr. .... 48  Chief Operating Officer and Director
 Tammy D. Halstead........... 37  Chief Financial Officer
                                  Executive Vice President and Chief Technology
 Rasipuram ("Russ") V. Arun.. 43  Officer
 Prakash Kondepudi........... 37  Executive Vice President, Merchant
 Michael J. Riccio, Jr. ..... 39  Executive Vice President, Broadband
 Charles Stubbs.............. 28  Executive Vice President, Wireline
 Edward Petersen............. 29  Senior Vice President, Wireless
 Kumail S. Tyebjee........... 41  Senior Vice President, Wireless

   Naveen Jain founded InfoSpace in March 1996. Mr. Jain served as our Chief Executive Officer from our inception in March 1996 to April 2000 and was reappointed as our Chief Executive Officer in January 2001. He also served as our President from inception to November 1998 and as our sole director from our inception to June 1998, when he was appointed Chairman of the Board. From June 1989 to March 1996, Mr. Jain held various positions at Microsoft Corporation, including Group Manager for MSN, Microsoft's online service. From 1987 to 1989, Mr. Jain served as Software Development Manager for Tandon Computer Corporation, a PC manufacturing company. From 1985 to 1987, Mr. Jain served as Software Manager for UniLogic, Inc., a PC manufacturing company. From 1982 to 1985, he served as Product Manager and Software Engineer at Unisys Corporation/Convergent Technologies, a computer manufacturing company. Mr. Jain holds a B.S. from the University of Roorkee and a M.B.A. from St. Xavier's School of Management.

   Edmund O. Belsheim, Jr. joined us in November 2000 as Senior Vice President and General Counsel, and was appointed Chief Operating Officer in January 2001. From April 1999 to November 2000, he was a partner at Perkins Coie LLP, a Seattle-based law firm. From 1996 to 1998, Mr. Belsheim served as Vice President, Corporate Development, General Counsel and Secretary of Penford Corporation, a maker of specialty starches. He also served as Senior Vice President, Corporate Development, General Counsel and Secretary of Penwest Pharmaceuticals Co., an oral drug delivery technology and products company. Prior to joining Penford Corporation, Mr. Belsheim was a member of the law firm Bogle & Gates, P.L.L.C. Mr. Belsheim holds an A.B. from Carlton College, an M.A. from the University of Chicago, and a J.D. from the University of Oregon.

   Tammy D. Halstead was appointed our Chief Financial Officer in January 2001. Ms. Halstead had resigned her previous positions with us in November 2000. She initially joined us as Corporate Controller in July 1998, was appointed Vice President and Chief Accounting Officer in December 1998 and became a Senior Vice President in June 2000. In addition, from November 1999 to June 2000 she served as our acting Chief Financial Officer. From March 1997 to June 1998, she worked at the Seattle office of USWeb Corporation, an Internet professional services firm, where she served as Director of Finance and Administration and later as Vice President, Finance and Administration. From April 1996 to March 1997, she served as Director of Finance and Administration at Cosmix, Inc., which was acquired by USWeb Corporation in March 1997. From December 1993 to February 1996, she served as Controller of ConnectSoft, Inc., a software development company. Prior to joining ConnectSoft, Inc., she spent eight years in private industry with a division of Gearbulk Ltd., an international shipping company, and in public accounting with Ernst & Whinney (now Ernst & Young LLP). She holds a B.B.A. from Idaho State University and is a licensed CPA.

   Rasipuram ("Russ") V. Arun joined us in May 2000 as Chief Technology Officer and was named Executive Vice President in October 2000. From 1992 to May 2000, he worked for Microsoft in various capacities including Product Unit Manager, responsible for development and strategy of products for handheld devices, Win95 Base Program Manager, Windows 98 Team Group Manager and Java Group Performance

Manager. Prior to joining Microsoft, Mr. Arun had ten years of experience working for SunSoft, Inc., Multisolutions, Inc. and Zenith Data Systems. Mr. Arun holds a B.S. from the Indian Institute of Technology, an M.S. from Syracuse University and an M.B.A. from the University of California at Los Angeles.

   Prakash Kondepudi joined us in April 2000 as Vice President, Mobile Commerce and was appointed Executive Vice President, Merchant in February 2001. Mr. Kondepudi had served as Vice President, Application Services of Saraide Inc. (formerly saraide.com, inc.) from November 1998 until our acquisition of Saraide in March 2000. At Saraide, he led the development of wireless application services such as e-mail, content applications and mobile commerce on GSM phones. From May 1995 to October 1998, Mr. Kondepudi worked for VeriFone, Inc., where he initially served as Director, Client/Server Technology and was later appointed Director, Business Development. Mr. Kondepudi holds a Bachelors in Technology from Jawaharlal Nehru Technology University in India and a Masters in Technology from the Indian Institute of Technology-Madars.

   Michael J. Riccio, Jr. became our Executive Vice President, Broadband upon the completion of our acquisition of Go2Net in October 2000. He served as Go2Net's Chief Operating Officer from January 1999 to October 2000, and a director of Go2Net from September 1997 through June 1999. From 1989 through December 1998, Mr. Riccio was an attorney with Hutchins, Wheeler & Dittmar, a Boston-based law firm, most recently serving as a shareholder of the firm. Prior to joining Hutchins, Wheeler & Dittmar, Mr. Riccio was an associate of Willkie Farr & Gallagher, a New York-based law firm. Mr. Riccio has a B.S. from Bucknell University and a J.D. from Albany Law School of Union University.

   Charles Stubbs joined us in July 1999 as a Vice President, Business Development and was appointed Executive Vice President, Wireline in February 2001. From October 1996 to July 1999, he was employed by BellSouth, where he served as a Director of Planning before being promoted to Vice President of Marketing and Business Development in July 1998. Mr. Stubbs holds a B.A. from Cornell University and an M.B.A. from Vanderbilt University.

   Edward Petersen joined us in October 1999 as Vice President, Business Development. He was promoted to Senior Vice President, Devices and Network Equipment in June 2000 and was appointed Senior Vice President, Wireless in February 2001. From June 1998 until he joined InfoSpace, Mr. Petersen was President and founder of Union-Street.com, Inc., which we acquired in October 1999. Form May 1997 to May 1998, he served as a Program Manager at Zip2 Corp, and from April 1996 to May 1997, he served as a Program Manager at Pantheon Inc. Mr. Petersen holds a B.A. from Whittier College.

   Kumail S. Tyebjee joined us in March 2000 as a Director, Business Development and was appointed Senior Vice President, Wireless in February 2001. He served as Director, Business Development of Saraide Inc. (formerly saraide.com, inc.) from May 1999 until our acquisition of Saraide in March 2000. From June 1997 to April 2000, Mr. Tyebjee was a Principal with A.T. Kearney, Inc., a management consulting firm. From March 1994 to June 1997, he was employed as a Director of Alexander & Alexander, Inc., also a management consulting firm. Mr. Tyebjee holds a B.S. from Bombay University and an M.B.A. from the University of Illinois at Chicago.

                    FACTORS AFFECTING OUR OPERATING RESULTS,
                  BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Financial Risks Related to Our Business

We have a history of losses and expect to continue to incur significant operating losses, and we may never be profitable.

   We have incurred net losses from our inception through December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $408.6 million. We have not achieved profitability and we expect to continue to incur significant operating losses in the future. These losses may be significantly higher than our current losses. We will need to generate sufficient additional revenues to become profitable. We cannot assure you that we will successfully generate sufficient revenues. Consequently, we may never achieve profitability; and if we do achieve profitability, we may not be able to sustain it.

We have a relatively limited operating history and our business model is new and unproven, which makes it difficult to evaluate our future prospects.

   We were incorporated in March 1996 and accordingly, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model to provide consumer and commerce infrastructure services is new and unproven and is likely to continue to evolve. We expect to derive a significant portion of our revenue from products and services that we have only recently introduced. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as ours. Some of these risks relate to our potential inability to:

  .  develop and integrate new features with our existing services;

  . expand our services to new and existing merchants, merchant aggregators and wireless carrier partners;

  .  manage our growth, control expenditures and align costs with revenues;

  .  expand successfully into international markets;

  .  attract, retain and motivate qualified personnel; and

  .  respond to competitive developments.

   If we do not effectively address the risks we face, our business will suffer and we may not achieve or sustain profitability.

Our financial results are likely to continue to fluctuate and could cause our stock price to continue to decline.

   Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations could cause our stock price to continue to decline. Several factors, many of which are beyond our control, that could cause our quarterly results to fluctuate materially include:

  . variable demand for our consumer and commerce services by end users, subscribers and merchants;

  . our ability to attract and retain advertisers, content providers, affiliates and distribution partners, including wireless carriers and merchant aggregators;

  . the amount and timing of fees we pay to affiliates to include our information services on their Web sites;

  . the amount and timing of increased expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

  . effects of acquisitions and other business combinations, and our ability to successfully integrate and manage newly acquired companies;

  . the introduction of new or enhanced services by us, our affiliates or distribution partners, or other companies that compete with us or our partners;

  . the result of litigation against us that is currently ongoing, or any litigation that is filed against us in the future;

  . the inability of our affiliates to pay us or to fulfill their contractual obligations to us due to difficulty in raising sufficient capital to support their long term operations;

  .  the effect of any changes in accounting rules or standards;

  . technical difficulties, system downtime, system failures or Internet brown-outs; and

  . general economic conditions and economic conditions specific to the Internet and telecommunications industries.

   If one or more of these factors or other factors is unfavorable to us or changes in an adverse way, our business could suffer.

   As a result of our recent acquisitions and international expansion, we have significantly increased our research and development and sales and general and administrative expenses and intend to continue to do so for the foreseeable future. Our expenses, which are partially based on our expectations regarding future revenues and estimated expenses from our acquisitions, are largely fixed in nature, particularly in the short term. As a result, if our revenues do not meet our expectations, our financial results will likely suffer.

   For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

Our stock price has been and is likely to continue to be volatile.

   The trading price of our common stock has historically been highly volatile and has declined significantly in recent months. Since we began trading on December 15, 1998, our stock price has ranged from $1.875 to $138.50 (as adjusted for stock splits). On March 28, 2001, the closing price of our common stock was $2.2813. Our stock price could continue to decline or to be subject to wide fluctuations in response to factors such as the following:

  .  actual or anticipated variations in quarterly results of operations;

  . announcements of technological innovations, new products or services by us or our competitors;

  . changes in financial estimates or recommendations by securities analysts;

  .  conditions or trends in the Internet and online commerce industries;

  . announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors;

  . changes in the market valuations of internet or online service companies;

  .  additions or departures of key personnel; and

  . general market or economic conditions, including changes in interest rates.

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

   The trading prices of the stocks of many technology companies have recently suffered significant declines after having been at or near historical highs. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. This type of litigation, if instituted, could result in substantial costs and diversion of management's attention and resources.

We must diversify our revenues to be less reliant upon our wireline services.

   Historically, we have primarily derived revenues from our wireline consumer services, including licensing and per query fees from our affiliates and advertising revenue from our customers. We anticipate that our wireline consumer services will generate just over 50% of our revenues in 2001. Based upon our reliance on revenues from wireline consumer services, our revenues may decline if growth rates for use of wireline consumer services do not meet our expectations.

   As a result of unfavorable market or economic conditions, some of our wireline consumer services affiliates and customers are having difficulty raising sufficient capital to support their long-term operations or are otherwise experiencing adverse business conditions. These affiliates and customers may not be able to pay us some or all of the fees they are required to pay us under their existing agreements or may not be able to enter into new agreements. If we are unable to collect these fees or enter into new agreements, our operating results will be harmed.

If we are unable to diversify our revenue base, a significant portion of our revenues will continue to be derived from wireline consumer services, which could weaken our financial position.

   For 2001, we expect revenues from our consumer and commerce services distributed on wireless platforms and revenues from our commerce services distributed on our wireline platform and to our merchant aggregators to represent a larger portion of our total revenues. Our ability to increase the distribution of these new services, and thus diversify our revenues, could be hindered by numerous risks, including:

  . the ability of our business development personnel to effectively sell consumer and commerce products and services to existing affiliates and customers;

  . the development of the Internet as an attractive platform for electronic commerce;

  . the use of our integrated commerce products and services by small and medium sized online and offline merchants;

  .  our ability to effectively develop and market new products and services;

  . the adoption of our commerce and consumer products and services by wireless carriers and device manufacturers;

  . the adoption of our infrastructure services for delivery over broadband wireline platforms (DSL and cable) and broadband wireless standards (2.5G and 3G); and

  . the use of our commerce and consumer products and services by subscribers on their wireless devices.

Our business will suffer if we are unsuccessful at integrating acquired businesses.

   We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Acquisitions typically involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our results of operations or stock price. Acquisitions involve numerous risks, including:

  . difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;

  .  diverting management's attention from other business concerns;

  . impairing relationships with our employees, affiliates, content providers and distribution partners;

  . being unable to maintain uniform standards, controls, procedures and policies;

  .  entering markets in which we have no direct prior experience;

  .  losing key employees of the acquired company; and

  . failing to achieve the anticipated benefits of the acquisition in a timely manner.

   We may not be able to successfully integrate the technology and personnel we have acquired or the other businesses, technologies or personnel that we acquire in the future. We and the businesses acquired by us may require substantial additional capital that may not be available to us on commercially reasonable terms. We have attempted to retain key employees, often including existing management, of acquired companies, under the overall supervision of our senior management. We have, however, not always been successful in these attempts at retention. The success of the operations of these acquired companies and technologies will depend, to a great extent, on the continued efforts of the management of the acquired companies.

   We regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, assembled workforce, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining life. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. At December 31, 2000, we determined that intangible assets from two purchase acquisitions had been impaired. Accordingly, we recorded an impairment charge in the amount of $8.97 million in the year ended December 31, 2000. We will continue to regularly evaluate the recorded amount of our long-lived assets and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters.

   We have accounted for several of our acquisitions using the pooling-of-interests method. If we were unable to account for these acquisitions under the pooling-of-interests method, our operating results would be negatively impacted.

Revenues derived from our consumer and commerce services are dependent on our relationships with affiliates and distribution partners.

   We will not be able to continue generating revenues from advertising, transaction fees and promotions unless we can secure and maintain distribution for our consumer and commerce services on acceptable commercial terms through a wide range of affiliates and distribution partners. In particular, we expect that a limited number of our affiliates, including America Online, Inc., its CompuServe and Digital City divisions and Microsoft Network, LLC, will account for a substantial portion of our affiliate traffic. We also rely on our relationships with RBOCs and merchant aggregators for distribution of our commerce services. Our distribution arrangements with our affiliates and distribution partners typically are for limited durations of between six months and two years and automatically renew for successive terms thereafter, subject to termination on short notice. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We generally share with each affiliate a portion of the revenues generated by advertising on the Web pages that deliver our services. We pay carriage fees to certain affiliates, including AOL. These relationships may not be profitable or result in benefits to us that outweigh the costs of the relationships. In addition, if we lose a major affiliate, we may be unable to timely or effectively replace the affiliate with other affiliates with comparable traffic patterns and user demographics. The loss of any major affiliate is likely to harm our business.

Our revenues are attributable to a small number of customers, the loss of any one of which could harm our financial results.

   We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future. Our top ten customers represented 32% of our revenues for fiscal year 2000 and 30% of our revenues for fiscal year 1999. No single customer accounted for more than 10% of our revenues in fiscal year 2000. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Some of our affiliates may not be able to pay us.

   As a result of unfavorable conditions in the venture capital and public equity markets, some of our affiliates may have difficulty raising sufficient capital to support their long-term operations. As a result, these affiliates may not be able to pay us some or all of the fees they are required to pay us under their existing agreements. In addition, our affiliates may experience adverse business conditions due to market conditions, industry conditions or other factors, which may render them unable to fulfill their contractual obligations to us. Such conditions may also prevent potential affiliates from entering into contractual relationships or other strategic business relationships with us.

   Bad debt expense was 3.4% of revenues for fiscal year 2000 and 1.8% for fiscal year 1999. We specifically reserve all accounts sixty days or more past due. In addition, we reserve an amount based on revenues and the accounts receivable balance for accounts not specifically identified. We have a credit review process and require payment in advance from those customers that do not qualify under our trade credit guidelines. As a result, we may have to forego business from customers who do not agree to our payment terms.

Our operating results have been, and may continue to be, negatively impacted by our recognition of losses on investments in other companies.

   We hold a number of investments in third parties directly and also indirectly through the private InfoSpace Venture Capital Fund. The majority of the companies we have invested in are engaged in the technology related industries of the Internet, networking, e-commerce, telecommunications and wireless technologies. These investments involve a high level of risk for a number of reasons, including:

  . some of our investments are in businesses based on new technologies or products that may not be widely adopted in the evolving Internet and wireless technology industries;

  . the companies in which we have invested are generally development-stage companies which are likely to continue to generate losses in the foreseeable future and may not be profitable for a long time, if at all;

  . in recent months, companies in the Internet and e-commerce industries have experienced difficulties in raising capital to fund expansion or continue operations; and

  . most of our investments are in privately held companies, and if public markets for their securities do not develop, it may be difficult to sell those securities.

   We regularly review all of our investments in public and private companies for other than temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other than temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the three months ended December 31, 2000, we determined that the declines in value of two of our investments were other than temporary, and we recognized losses totaling $9.8 million to record these investments at their current fair values as of December 31, 2000.

   If we conclude in future quarters that the fair values of any of our investments have experienced more than a temporary decline, we will record additional investment losses, which could adversely affect our financial condition and results of operations.

Operational Risks Related to Our Business

Our business will suffer if we are unable to hire, retain and motivate highly qualified employees.

   Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new, particularly with respect to our wireless partners and commerce services. As a result, qualified technical personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. We recently announced a realignment of resources to concentrate on development of our wireless, merchant and broadband services. This realignment included a reduction in our workforce of approximately 250 employees. This, or other future operational decisions, could create an unstable work environment and have a negative effect on our ability to retain and motivate employees.

   Stock options and restricted stock, which each vest typically over a two- or four-year period, are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options and restricted stock is either not substantial enough or so substantial that the employees leave after their stock options or restricted stock have vested. To retain our employees, we expect to continue to grant new options, subject to vesting, which could be dilutive to our current stockholders. If our stock price does not increase significantly above the prices of our options, we may also need to issue new options or grant additional shares of stock in the future to motivate and retain our employees.

If we are unable to retain our executive officers or if our new management team does not perform well, we may not be able to successfully manage our business or achieve our objectives.

   Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, particularly within our commerce services and wireless business area, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. We maintain key person life insurance on Naveen Jain, our Chairman and Chief Executive Officer. We do not maintain key person life insurance policies on any of our other employees.

   Due to our rapid growth, our anticipated expansion into new markets and our recent acquisitions, several members of our management team are new to InfoSpace or to their executive positions. Only two of our executive officers were employed by us at the end of fiscal year 1999. Our current executive officers may have only limited experience managing a rapidly growing public company. Our business objectives may be adversely affected if our new executive officers are not effective.

Our historical and future growth will continue to significantly strain our management, operational and financial resources.

   We have rapidly and significantly expanded our operations and anticipate further significant expansion to accommodate expected growth in our customer base and market opportunities. We have increased the number of employees from less than 100 at January 1, 1998 to 1,033 at February 28, 2001. We now have development, operations and administrative facilities in Bellevue and Seattle, Washington; Mountain View, California; Provo, Utah; Montreal, Canada; Papendrecht, Netherlands; London, United Kingdom; Sydney, Australia; and Rio de Janeiro, Brazil. We also have sales offices in San Francisco, California; New York, New York; and Chicago, Illinois. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. We have limited experience managing multiple offices with multiple facilities and personnel in disparate locations. As a result, we may not be able to effectively manage our resources, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources.

   The rapid growth of our business has strained our ability to meet customer demands and manage the growing number of affiliate relationships. In addition, our affiliate relationships are also growing in their size and complexity of services. As a result of the growth in the size, number, and complexity of our relationships we may be unable to meet the demands of our customer relationships, which could result in the loss of customers, subject us to penalties under our agreements and harm our business reputation.

   To manage the expected growth of our operations and personnel, we must continue maintaining and improving or replacing existing operational, accounting and information systems, procedures and controls. We must also effectively manage our relationships with various Internet content providers, distribution partners, wireless carriers, advertisers, affiliates and other third parties necessary to our business. If we are unable to manage growth effectively our business could suffer.

Our expansion into international markets may not be successful and may expose us to risks that could harm our business.

   We began providing consumer services in the United Kingdom in the third quarter of 1998. With our acquisition of Saraide in March 2000, we now have a development and operations facility in the Netherlands serving European wireless carriers. In March 1999 we began providing infrastructure services to Canadian affiliates through a Canadian subsidiary and we have begun to expand our wireless services into Canada. We also have entered into agreements to expand our services into Brazil, China and Australia and are currently investigating other international opportunities. We plan to build a data center in Rio de Janeiro during 2001.

   We have limited experience in developing and syndicating localized versions of our consumer and commerce services internationally, and we may not be able to successfully execute our business model in these markets. In addition, most international markets experience lower levels of Internet usage and Internet advertising than the United States. For example, we rely on our business partner in Europe for U.K. directory information and local sales forces and may enter into similar relationships if we expand into other international markets. Our success in these markets will be directly linked to the success of our business partners in such activities. If our business partners fail to successfully establish operations and sales and marketing efforts in these markets our business could suffer.

   We face a number of risks inherent in doing business in international markets, including:

  .  higher costs of doing business;

  .  export controls relating to encryption technology;

  . lower levels of adoption or use of the Internet and other technologies used in our business, and the lack of appropriate infrastructure to support widespread Internet usage;

  .  lower levels of credit card usage in some regions;

  .  tariffs and other trade barriers;

  .  potentially adverse tax consequences;

  .  limitations on the repatriation of funds;

  .  difficulties in staffing and managing foreign operations;

  .  changing local or regional economic and political conditions;

  .  exposures to different legal jurisdictions and standards;

  .  different accounting practices and payment cycles;

  .  fluctuations in currency exchange rates; and

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

   As the international markets for consumer and commerce services on wireline, wireless and broadband platforms markets continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets.

We are subject to pending legal proceedings that could result in liability and damage our business.

   From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims to equity of alleged employees and claims of alleged infringement of third-party trademarks and other intellectual property rights by us. Such claims, even if not meritorious, could require the expenditure of significant financial and managerial resources, which could harm our business. We believe we have meritorious defenses to all of the claims currently made against us. Nevertheless, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any currently outstanding or future claim. For an expanded discussion of our pending legal proceedings, see "Item 3. Legal Proceedings."

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.

   As of February 28, 2001, our officers, directors and affiliated persons beneficially owned approximately 25.7% of our voting securities. Naveen Jain, our Chairman and Chief Executive Officer, beneficially owned approximately 19.5% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants which provide for accelerated vesting upon a change in control if their employment is actually or constructively terminated as a result. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

   Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. For example, a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. These provisions include:

  . classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our board of directors;

  . authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

  .  prohibiting stockholder action by written consent; and

  . limitations on stockholders' ability to call special stockholder meetings.

Technological Risks Related to Our Business

Poor performance in or disruption of the services we deliver to our customers could harm our reputation, delay market acceptance of our services and subject us to liability.

   We have transitioned our computer and communications hardware from our former headquarters in Redmond, Washington to our new headquarters in Bellevue, Washington. With the acquisitions of Prio and Saraide, we have data centers in Mountain View, California serving our promotions technology and Papendrecht, Netherlands serving wireless customers in Europe. None of our data centers are currently redundant. Our success on a global basis will depend in part on our ability to create carrier class infrastructure systems and build network operations centers worldwide that can support the delivery of integrated consumer and commerce services and the expected growth of these services. We may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

   We have entered into service level agreements with certain merchant services distributors, including merchant banks, and most of our wireless customers. These agreements call for system up times and 24/7 support, and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under our agreements, harm our reputation and result in the loss of customers and distributors, which would harm our business.

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

   Our success depends, in part, on the performance, reliability and availability of our services. Our revenues depend, in large part, on the number of users that access our services. Any system interruptions resulting in the unavailability of our consumer and commerce services would reduce the volume of users able to access our consumer and commerce services and the attractiveness of our service offerings to our affiliates, advertisers and content providers, which could harm our business.

Our networks face security risks which could damage our services.

   Even though we have implemented security measures, our wireless and wireline networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Our wireless Internet services may present additional security risks that could lead to interruptions in services, security breaches and related problems. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement industry-standard security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing Web pages that deliver our services, any of which could harm our business.

We rely on internally developed software and systems which may require modification to remain effective.

   We have developed custom software for our network servers and our private label solutions. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix. We must expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our Web sites or our affiliates' Web sites increases substantially. We could experience periodic capacity constraints, which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our consumer and commerce services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

We depend on third parties for content, and the loss of access to this content could harm our business.

   We typically do not create our own content. Rather, we acquire rights to information from numerous third-party content providers, and our future success is dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers.

   We typically license content under short-term arrangements that do not require us to pay royalties or other fees for the use of the content. However, we do enter into revenue-sharing arrangements with certain content providers, and we pay certain content providers a one-time fee, a periodic fee or a fee for each query from Web users. In the future, we expect that certain of our content providers will likely demand a greater portion of advertising revenues or increase the fees that they charge us for their content. If we fail to enter into and maintain satisfactory arrangements with content providers our business will suffer.

We rely on the Internet infrastructure, over which we have no control and the failure of which could substantially harm our business.

   Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic commerce our business could suffer.

We rely heavily on our proprietary technology, but we may be unable to adequately protect or enforce our intellectual property rights.

   Our success depends significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property our business could suffer.

   Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property our competitive position may suffer.

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

We may be subject to liability for our use or distribution of information that we receive from third parties.

   We obtain content and commerce information from third parties. When we integrate and distribute this information over the Internet, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement and product or service liability. Many of the agreements by which we obtain content do not contain indemnity provisions in favor of us. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made against us.

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

   We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for negligence, defamation, invasion of privacy, product or service liability. We may also be subject to laws and regulations, both in the United States and abroad, regarding user privacy.

Users of our services face security risks, which could subject us to liability.

   Users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. We rely on secure socket layer technology, public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. A party who is able to circumvent our security measures could misappropriate confidential personal or proprietary information or interrupt our operations. Any such compromise or elimination of our security could reduce demand for our services.

   We may be required to expend significant capital and other resources to protect against these security breaches or to address problems caused by these breaches. Concerns over the security of the Internet and other online and wireless transactions and the privacy of users may also inhibit the growth of the Internet and other online and wireless services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent all attempted security breaches.

Risks Related to our Industry

The Internet infrastructure services market is new, and our business will suffer if the market does not develop as we expect.

   The Internet infrastructure services market is new and may not grow or be sustainable. Potential customers may choose not to purchase services from a third-party provider due to concerns about security, reliability, cost or system availability. It is possible that our services may never achieve market acceptance. We have a limited number of customers and we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the Internet infrastructure services market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our services and the rate of our revenue growth may decline.

Our success depends on the continued growth in the usage of the Internet.

   Rapid growth in the use of and interest in the Internet has occurred only recently. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers and businesses may not adopt or continue to use the Internet and other online services as a medium of commerce. Factors that may affect Internet usage include:

  .  actual or perceived lack of security of information;

  .  congestion of Internet traffic or other usage delays; and

  .  reluctance to adopt new business methods.

   If Internet usage does not continue to increase, demand of our services may be limited and our business and results of operations could be harmed.

Underdeveloped telecommunications and Internet infrastructure may limit the growth of the Internet overseas and the growth of our business.

   Access to the Internet requires advanced telecommunications infrastructure. The telecommunications infrastructure in many parts in Europe, the Asia-Pacific region and Latin America is not as well developed as in the United States and is partly owned and operated by current or former national monopoly telecommunications carriers or may be subject to a restrictive regulatory environment. The quality and continued development of telecommunications infrastructure in Europe, the Asia-Pacific region and Latin America will have a significant impact on our ability to deliver our services and on the market use and acceptance of the Internet in general.

   In addition, the recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. The quality of our services is ultimately limited by and reliant upon the speed and reliability of Internet-related networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure in Europe, the Asia-Pacific region and Latin America.

Intense competition in the wireline, wireless and broadband markets could prevent us from entering those markets or cause us to lose market share.

   Our current business model depends on distribution of our consumer and commerce services to merchants and into the wireline, wireless and broadband markets, all of which are extremely competitive and rapidly changing. Our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and more established relationships in the industry than we have. Many of our competitors may be able to develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. Because of these competitive factors and due to our relatively small size and financial resources we may be unable to compete successfully.

   Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Many of our current customers have established relationships with certain of our current and potential future competitors. If our competitors develop Internet information infrastructure services that compete with ours, our business will suffer. For a description of our competitors and competitive factors in our industry, see "Item 1. Business--Competition."

The long-term viability of the Internet as a medium for commerce is not certain.

   Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. The increased use of the Internet as a medium for commerce has raised concerns regarding Internet security, reliability, pricing, accessibility and quality of service. If use of the Internet as a medium for commerce does not continue to grow, or grows as a slower rate than we anticipate, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business would be harmed.

Our market is characterized by rapid technological change which could negatively affect our business.

   Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize our market. Our market's early stage of development exacerbates these characteristics. Our future success depends in significant part on our ability to develop and introduce compelling new services, including broadband services, on a timely and competitive basis and to improve the performance, content and reliability of our consumer and commerce services in response to both the evolving demands of the market and competitive product offerings. Our efforts in these areas may not be successful. If a large number of affiliates adopt new Internet technologies or standards, we may need to incur substantial expenditures modifying or adapting our enabling technologies and Internet information infrastructure services. If we are unable to be a technological leader in our market our business is likely to be harmed.

Consolidation in our industry could lead to increased competition and loss of customers.

   The Internet industry has recently experienced substantial consolidation. For example, AOL, which previously acquired Netscape, has merged with Time Warner, @Home has acquired Excite, and Compaq has acquired ZIP2. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including:

  . companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us;

  . our customers or distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us; and

  . our customers could merge with other customers, which could reduce the size of our customer base.

Governmental regulation and the application of existing laws to the Internet may slow the Internet's growth, increase our costs of doing business and create potential liability for the dissemination of information over the Internet.

   Laws and regulations governing Internet services, related communications services and information technologies and electronic commerce are beginning to emerge but remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications, and taxation, apply to the Internet and to related services such as ours. Uncertainty and new laws and regulations, as well as the application of existing laws to the Internet, in our markets could limit our ability to operate in these markets, expose us to compliance costs and substantial liability and result in costly and time consuming litigation. The international nature of the Internet and the possibility that we may be subject to conflicting laws of, or the exercise of jurisdiction by, different countries may make it difficult or impossible to comply with all the laws that may govern our activities. Furthermore, the laws and regulations relating to the liability of online service providers for information carried on or disseminated through their networks is currently unsettled.

ITEM 2. Properties

   We have development, operations and administrative facilities in: Bellevue and Seattle, Washington; Mountain View, California; Provo, Utah; Montreal, Canada; Papendrecht, The Netherlands; London, United Kingdom; Sydney, Australia; and Rio de Janeiro, Brazil. We also have sales offices in San Francisco, California; New York, New York; and Chicago, Illinois.

   In June 2000, we relocated to significantly larger facilities under a lease for a new principal administrative, engineering, marketing and sales facility located in Bellevue, Washington totaling approximately 137,419 square feet. Under the five-year lease, we will pay a monthly base rent of $359,009 per month during the first year, $252,647 per month during the second year, $263,551 per month during the third year, $265,373 per month during the fourth year and $276,276 per month during the final year.

   In connection with our acquisition of Go2Net, we assumed Go2Net's lease for its principal facility in Seattle, Washington. Rent for the 86,252 square-foot facility is currently $172,683 per month. The lease is for a term of seven years and expires in 2007.

   Our systems and operations at these locations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock--Poor performance in or disruption of the services we deliver to our customers could harm our reputation, delay market acceptance of our services and subject us to liability."

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

   On December 18, 2000, an employee filed a complaint against us in federal court in Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The employee contends that he agreed to work for us on the basis of an oral representation that he would be granted more stock options than any other employee and that he would always have more stock options than any other employee. The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from us as well as equitable relief requiring us to award him the largest number of stock options of any employee in the future. Additionally, on the basis of a claim against Naveen Jain for violations of the Racketeer Influenced Corrupt Organizations Act, the employee also seeks trebling of any award of compensatory damages and recovery of his attorneys' fees and costs. No trial date has been set. On March 30, 2001, the employee's claim against us alleging breach of the covenant of good faith and fair dealing was dismissed. We believe we have meritorious defenses to these claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

   One of the shareholders of INEX Corporation filed a complaint on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The plaintiff alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than one percent of our common stock after conversion. The plaintiff also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relation and conspiracy. The complaint was amended on December 20, 1999 to allege we assumed the obligations of INEX under the alleged shareholders agreement as a result of our acquisition of INEX on October 14, 1999. The plaintiff seeks damages against us and the former INEX shareholders named in the suit for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before the acquisition, and the highest trading value of the shares of our common stock received or receivable in the exchange prior to the date of trial. In the alternative, the plaintiff seeks special damages of $50 million Canadian. The plaintiff also seeks $500,000 Canadian in punitive damages and other remedies with regard to the disputed shares of stock. We have filed our response with the court, and discovery has yet to take place. We believe we have meritorious defenses to such claims but litigation is uncertain and we may not prevail in this suit.

   On March 19, 2001, one of our stockholders filed a derivative lawsuit in King County Superior Court, Seattle, Washington. The complaint names current and former executive officers and directors of ours, their marital communities and related entities as defendants. As a shareholder derivative suit, the complaint also names InfoSpace, Inc. as a nominal defendant. The plaintiff alleges insider trading on the part of certain defendants, breach of fiduciary duties by our directors in connection with the acquisition of Go2Net and other breaches of contractual obligations and fiduciary duties in connection with the Prio and Go2Net acquisitions. The plaintiffs are seeking various equitable remedies, including disgorgement of profits from insider trading, restitution, accounting and imposition of a constructive trust, unspecified monetary damages, and attorney's fees. We are currently investigating and assessing the claims at issue and preparing our response. As noted above, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, us. However, under some circumstances, we may have certain obligations to indemnify our directors and officers.

   Two of nine founding shareholders of Authorize.Net Corporation, a subsidiary recently acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of

Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act. The case is currently in the discovery phase, which is expected to end on April 20, 2001. We have filed a motion for summary judgment on behalf of Authorize.Net. We believe we have meritorious defenses to these claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

   On December 15, 1999, a former employee filed a complaint against us in federal court in New Jersey alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, and promissory estoppel. The former employee contended that he agreed to work for InfoSpace on the basis of certain misrepresentations, that he entered into an agreement with us that entitled him to an option to purchase 300,000 shares of our common stock, and that he was terminated without cause. The former employee sought (1) the right to purchase 300,000 shares of our common stock, (2) unspecified compensatory and punitive damages, and (3) litigation costs and attorney's fees. The case was transferred to the United States District Court for the Western District of Washington. By order dated September 14, 2000, the Court dismissed with prejudice the former employee's claims for breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, and promissory estoppel. The case was settled in January 2001.

   Authorize.Net Corporation was named as a defendant in a suit filed in June 2000 that purports to be a class action brought on behalf of persons who leased "virtual terminals" to Authorize.Net among a myriad of other non-Authorize.Net products in connection with actual or proposed Internet businesses. The leases were allegedly financed by a third-party unaffiliated leasing company in connection with sales efforts by a third-party unaffiliated reseller. The suit, as it relates to Authorize.Net, alleges that the leases of the products at issue were actually sales and that they were financed by the leasing company at usurious rates. The suit further alleges that the reseller was acting as an agent of Authorize.Net in these activities. Authorize.Net was dismissed without prejudice as a defendant from this suit in December 2000, and no additional claims were made against Authorize.Net prior to the deadline to amend the complaint in February 2001.

ITEM 4. Submission of Matters to a Vote of Security Holders

   At the special meeting of stockholders held on October 12, 2000, the following proposals were adopted by the margin indicated:

     1. To issue shares of InfoSpace common stock in connection with the proposed merger of Go2Net, Inc. with a wholly-owned subsidiary of
  InfoSpace:

       Shares Voting:
       For.......................................................... 145,806,855
       Against......................................................     873,165
       Abstain......................................................   1,470,159

     2. To authorize the proxies to vote upon such other business as may properly come before the meeting:

       Shares Voting:
       For.......................................................... 116,094,503
       Against......................................................  12,485,397
       Abstain......................................................  19,570,278

                                    PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market for Our Common Stock

   Our common stock has been traded on the Nasdaq National Market under the symbol "INSP" since December 15, 1998, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market. These prices have been adjusted to give effect to two-for-one stock splits of our common stock consummated in May 1999, January 2000 and April 2000.

                                                                 High     Low
                                                               -------- -------
   Fiscal Year Ending December 31, 1999:
     First Quarter............................................ $12.4063 $3.5625
     Second Quarter........................................... $18.1563 $8.8125
     Third Quarter............................................ $14.7345 $9.2188
     Fourth Quarter........................................... $  54.25 $9.6875
   Fiscal Year Ending December 31, 2000:
     First Quarter............................................ $ 138.50 $ 40.25
     Second Quarter........................................... $  78.25 $37.125
     Third Quarter............................................ $  60.00 $ 25.50
     Fourth Quarter........................................... $31.3125 $5.4375
   Fiscal Year Ending December 31, 2001:
     First Quarter............................................ $  9.875 $2.0938

   On March 30, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $2.2188 per share. As of February 28, 2001, there were approximately 965 holders of record of our common stock.

ITEM 6. Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and notes thereto and other financial information included elsewhere in this report.

                                       Year Ended December 31,
                          -----------------------------------------------------
                            1996      1997       1998       1999        2000
                          --------  ---------  --------  ----------  ----------
                                (in thousands, except per share data)
Consolidated Statements
 of Operations Data:
  Revenues..............  $    500  $   3,445  $ 18,490  $   71,980  $  214,530
  Cost of revenues......       115        865     4,919      13,472      35,627
                          --------  ---------  --------  ----------  ----------
   Gross profit.........       385      2,580    13,571      58,508     178,903
  Operating expenses:
   Product development..     2,534      5,358     9,005      15,580      40,624
   Sales, general and
    administrative......     2,755      8,860    23,893      77,777     125,092
   Amortization of
    intangibles.........        --         64       710      42,761     171,336
   Acquisition and
    related charges.....        --        137     4,486      13,574     123,998
   Impairment and other
    charges.............        --         --     4,898      11,360      29,483
   Restructuring
    charges.............        --         --        --          --       2,322
                          --------  ---------  --------  ----------  ----------
     Total operating
      expenses..........     5,289     14,419    42,992     161,052     492,855
                          --------  ---------  --------  ----------  ----------
  Loss from operations..    (4,904)   (11,839)  (29,421)   (102,544)   (313,952)
  Other income, net.....       108        288       946      22,342      27,682
  Gain on investments...        --         --        --          --       9,222
  Minority interest.....        --         --        --          --      (3,171)
  Income tax expense....        (1)       (67)      (64)         --        (137)
  Cumulative effect of
   change in accounting
   principle(1).........        --         --        --          --      (2,056)
  Preferred stock
   dividend.............        --         --        --    (159,931)         --
                          --------  ---------  --------  ----------  ----------
  Net loss applicable to
   common
   stockholders.........  $ (4,797) $ (11,618) $(28,539) $ (240,133) $ (282,412)
                          ========  =========  ========  ==========  ==========
  Basic and diluted net
   loss per share.......  $  (0.07) $   (0.10) $  (0.19) $    (0.93) $    (0.93)
                          ========  =========  ========  ==========  ==========
  Shares used in
   computing basic net
   loss per share.......    67,623    120,044   152,655     257,752     304,480
                          ========  =========  ========  ==========  ==========
  Shares used in
   computing diluted net
   loss per share.......    67,623    120,044   152,655     257,752     304,480
                          ========  =========  ========  ==========  ==========

                                            December 31,
                          -----------------------------------------------------
                            1996      1997       1998       1999        2000
                          --------  ---------  --------  ----------  ----------
                                           (in thousands)
Consolidated Balance
 Sheet Data:
  Cash, cash equivalents
   and short-term
   investments..........  $  4,016  $  23,032  $123,152  $  414,661  $  370,148
  Working capital.......     4,184     21,650   118,064     418,297     366,875
  Total assets..........     6,147     27,689   146,205     953,919   1,271,110
  Total stockholders'
   equity...............     5,108     23,882   130,702     909,019   1,168,571

--------
(1) See note 1 to our consolidated financial statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

   You should read the following discussion and analysis in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock," as well as those discussed elsewhere herein. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

   InfoSpace, Inc. is an international provider of commerce and consumer infrastructure services to merchants and on wireless, wireline and broadband platforms. We provide our services across multiple platforms simultaneously, including PCs and non-PC devices, such as screen telephones, television set-top boxes and online kiosks, which use ground wire Internet connections (wireline devices) and wireless devices such as cell phones, pagers and personal digital assistants. We are also preparing to enter the market for infrastructure services which take greater advantage of high-speed (known as broadband) wireline and wireless Internet connections, such as interactive gaming, television and other entertainment services. Our customers include AT&T Wireless, Cingular Wireless, Intel, Virgin Mobile, Verizon Wireless, Hasbro, National Discount Brokers and Bloomberg, among others. Our affiliate network is comprised of more than 3,200 Web sites, including America Online, Microsoft's MSN, NBCi, Lycos and ABC's LocalNet.

   Naveen Jain, our Chief Executive Officer and Chairman, founded InfoSpace in March 1996. During the period from our inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our wireline consumer services. Revenues in 1998 were also primarily generated through our wireline consumer services and we also started distributing our services on wireless platforms. Throughout 1999 and 2000, we expanded and enhanced our infrastructure services through both internal development and acquisitions and focused on developing and deploying our infrastructure services to merchants and on wireless platforms. We have offices in the United States, Canada, Australia, Brazil, the United Kingdom and the Netherlands. As of February 28, 2001, we had 1,033 employees worldwide.

Our Infrastructure Services

   The following provides greater detail on our consumer and commerce products and services:

   Consumer Products and Services: The consumer products and services we offer include unified communication services, including device-independent e-mail and instant messaging; information services, such as integrated directory, news, and lifestyle information; and community services, including the "sticky" services such as online address books and calendars.

   We deliver our consumer products and services through our wireline, wireless and broadband distribution channels. Our affiliates encompass an international network of wireless, PC and non-PC devices, including cellular phones, pagers, screen telephones, television set-top boxes, online kiosks and personal digital assistants.

   Commerce Products and Services: Our commerce products and services enable merchants to leverage the Internet to promote their businesses and to conduct commerce through exposure to participating consumers throughout our international network, whether on wireless devices or on PCs.

   Our commerce products and services include the online delivery of promotions to wireless devices and PCs for online and offline use, shopping that includes e-wallet and price comparison features, and our Authorize.Net payment authorization service for businesses.

Our Distribution Channels

   We currently focus on distributing our consumer and commerce products and services to merchant aggregators, RBOCs and other merchant networks as well as to our wireline, wireless and broadband partners. These distribution channels comprise our four areas of business focus. The following provides detail on each of our business areas.

   Wireline: Through our wireline business unit, we distribute our consumer products and services such as PIM, instant messaging and search to our affiliates that include Web sites (including portals) and businesses. Our affiliate network now consists of over 3,200 portals and affinity sites that include America Online, Microsoft's MSN, NBCi, Lycos, and ABC's LocalNet.

   Wireless: Our wireless services include data and transaction services that users can access from varying locations, on a variety of devices, over different protocols or standards. Our wireless services platform serves as the underlying infrastructure for wireless carriers and device and equipment manufacturers to offer their customers the ability to conduct commerce, access information, communicate and manage their lives.

   We currently have relationships with more than 20 domestic and international wireless carriers, including Verizon Wireless, AT&T Wireless, Cingular Wireless, VoiceStream, Austria One, ALLTEL, Virgin Mobile and Powertel, and equipment manufacturers such as Nokia, Nortel, Lucent and Ericsson. Our consumer and commerce products and services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer.

   Merchant: Our commerce services enable merchants to create, promote, sell and distribute their products and services across multiple channels through our distribution network to the end users of our services. We have reseller agreements with RBOCs, merchant banks and major merchant aggregators such as Bank of America and American Express, and local media networks such as newspapers and television and radio stations. Currently, over two million merchants use one or more of our commerce products and services.

   Broadband: We plan to deliver integrated, cross-platform broadband (DSL, 2.5/3G, cable modem, iTV, satellite) services to customers worldwide. These services will include a comprehensive infrastructure services suite for businesses, and interactive TV services which combine broadcast programming with interactive applications for media companies and service providers.

   All of our services are built on our core technology platform and use the same operational infrastructure. We do not allocate development or operating costs to any of these services.

   We have incurred losses since our inception and, as of December 31, 2000, we had an accumulated deficit of approximately $408.6 million. For the year ended December 31, 2000, our net loss available to common shareholders totaled $282.0 million, including amortization of intangibles of $174.4 million and $124.0 million in acquisition and related charges associated with the acquisitions of Prio, Saraide, Millet Software, IQorder and Go2Net, of which $80.1 million was a non-cash charge for in-process research and development associated with the acquisitions. For the year ended December 31, 1999, our net loss available to common shareholders totaled $240.1 million, including a $159.9 preferred stock dividend recorded by Go2Net in connection with the preferred stock sold to Vulcan Ventures in March and June 1999, $13.6 million in acquisition and related charges and $11.4 million in impairment and other charges. See "-- Acquisitions."

   We believe that our future success will depend largely on our ability to continue to offer consumer and commerce products and services to merchants and on wireline, wireless and broadband platforms that are attractive to our existing and potential future merchants and partners. Accordingly, we plan to increase our operating expenses in order to, among other things:

  . develop and continually enhance our technology and products and services;

  . expand our services and sell to our existing carrier partners a unified private label solution that will work across all their networks, including wireless, broadband DSL and narrowband ISP;

  .  expand internationally;

  . increase capital equipment expenditures to meet service level agreement requirements and build-out infrastructure in Europe, South America and Asia; and

  . expand our commerce services and sell additional services to our existing merchants and merchant aggregator partners and grow our network of merchants.

   After giving effect to our recent acquisitions and associated amortization of intangibles, we expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. We do not believe that our historical growth rates are necessarily sustainable or indicative of future growth. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

Historical Results of Operations

   The following table sets forth the historical results of our operations expressed as a percentage of total revenues.

                                                    2000      1999      1998
                                                   -------   -------   -------
   Revenues......................................   100.00 %  100.00 %  100.00 %
   Cost of revenues..............................    16.61 %   18.72 %   26.60 %
                                                   -------   -------   -------
   Gross profit..................................    83.39 %   81.28 %   73.40 %
   Operating expenses:
    Product development..........................    18.94 %   21.65 %   48.70 %
    Sales, general and administrative............    58.31 %  108.05 %  129.22 %
    Amortization of intangibles..................    79.87 %   59.41 %    3.84 %
    Acquisition and related charges..............    57.80 %   18.86 %   24.26 %
    Impairment and other charges.................    13.74 %   15.78 %   26.49 %
    Restructuring charges........................     1.08 %    0.00 %    0.00 %
                                                   -------   -------   -------
     Total operating expenses....................   228.66 %  223.75 %  232.50 %
                                                   -------   -------   -------
     Loss from operations........................  (145.27)% (142.47)% (159.11)%
   Other income, net.............................    12.90 %   31.04 %    5.12 %
   Net gain on investments.......................     4.30 %    0.00 %    0.00 %
   Minority interest.............................    (1.48)%    0.00 %    0.00 %
                                                   -------   -------   -------
   Loss from operations before income tax expense
    and cumulative effect of change in accounting
    principle....................................  (126.59)% (111.43)% (153.99)%
   Income tax benefit (expense)..................    (0.06)%    0.00 %   (0.35)%
                                                   -------   -------   -------
   Loss from operations before cumulative effect
    of change in accounting principle............  (126.65)% (111.43)% (154.34)%
   Preferred stock dividend......................     0.00 % (222.19)%    0.00 %
   Cumulative effect of change in accounting
    principle....................................    (0.96)%    0.00 %    0.00 %
                                                   -------   -------   -------
   Net Loss......................................  (126.65)% (333.62)% (154.34)%
                                                   =======   =======   =======

Results of Operations for the Years Ended December 31, 1998, 1999 and 2000

   Revenues. Currently our revenues are derived from our consumer and commerce products and services, which are distributed to users and subscribers on wireline, wireless and broadband platforms and to merchants via merchant aggregators including merchant banks and local media networks. We tailor agreements to fit the needs of our wireless carriers, merchant aggregators, affiliates and distribution partners, and under any one agreement we may earn revenue from a combination of our consumer and commerce products and services. We report revenues by our four distribution channels, which are merchant, wireline, wireless and broadband.

   Revenues were $214.5 million the year ended December 31, 2000, $72.0 million the year ended December 31, 1999 and $18.5 million for the year ended December 31, 1998. The increases are primarily due to significant growth in all of our consumer and commerce products and services as a result of increased expansion of our affiliate network, increased traffic to our affiliate network, launch of new products and services, growth of our merchant network and increased use of our consumer and commerce products and services by wireless carriers and device manufacturers.

   Also included in revenue are barter revenues generated from non-cash transactions as defined by EITF 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized $9.8 million in 2000, $948,000 in 1999 and $852,000 in 1998 from non-cash agreements. Non-cash transactions are common in our industry. However, we have adopted an internal policy of limiting advertising barter transactions to approximately five percent of our total revenues.

   We hold warrants in public and privately held companies for business and strategic purposes. Certain of these warrants were issued in conjunction with a business agreement whereby we provide our products and services to the issuer. These warrants contain provisions that require us to meet specific performance criteria under the business agreement in order for the warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the warrant. We recorded revenue in the amount of $22.1 million for vesting in performance warrants for the year ended December 31, 2000 and $3.2 million for the year ended December 31, 1999. No performance warrant revenue was recognized in the year ended December 31, 1998. Revenue recognized from warrants attached to a business agreement is driven by the valuation of the business issuing the warrant. We anticipate warrant revenue in 2001 will be less than the amount of warrant revenue reported for 2000.

   Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our consumer and commerce products and services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues were $35.6 million, or 16.6% of revenues, for the year ended December 31, 2000, compared to $13.5 million, or 18.7% of revenues, for the year ended December 31, 1999 and $4.9 million, or 26.6% of revenues, for the year ended December 31, 1998. The absolute dollar increases are primarily attributable to personnel costs and other costs incurred in order to support greatly increased delivery of our consumer and commerce solutions, including communication lines, data licenses and equipment. We expect the absolute dollars spent on personnel, enhanced content and expanded communications will continue to increase in the foreseeable future.

   Product Development Expenses. Product development expenses consist principally of personnel costs for research, design, maintenance and ongoing enhancement of the proprietary technology we use to integrate and distribute our consumer and commerce services to merchants and on wireline, wireless and broadband platforms. Product development expenses were $40.6 million or 19.0% of revenues for the year ended December 31, 2000, compared to $15.6 million or 21.6% of revenues, for the year ended December 31, 1999 and $9.0 million, or 48.7% of revenues, for the year ended December 31, 1998. The increases in absolute dollars are primarily attributable to increases in engineering personnel needed for continued development of our products and service offerings. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional personnel who will continue to develop and enhance our proprietary technology.

   Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. Sales, general and administrative expenses were $125.1 million or 58.3% of revenues, for the year ended December 31, 2000 compared to $77.8 million or 108.1% of revenues, for the year ended December 31, 1999 and $23.9 million or 129.2% of revenues, for the year ended December 31, 1998. The absolute dollar increases from the prior year were primarily due to increased staffing levels necessary to manage and support our sales and operations teams, carriage fees paid to certain affiliates, occupancy costs including the expansion of our facilities and professional services.

   Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademark, contract lists and assembled workforce. Amortization of intangibles was $171.3 million in 2000, compared to $42.7 million in 1999, and $710,000 in 1998. The increases are a result of amortization of intangibles recorded from the acquisitions of the iJapan technology in September 2000, TDLI.com and Orchest in August 2000, IQorder in July 2000, Saraide and Millet Software in March 2000, Zephyr Software and eComLive in December of 1999, Union-Street and Free Yellow.com in October 1999, Dogpile LLC in August 1999, Authorize.Net in July 1999, the MyAgent technology acquisition in June 1999, Virtual Avenue in April 1999 and Outpost Network in July 1998. The intangibles consist of goodwill, core technology, contract list and acquired workforce for each acquisition and are being amortized over three to five years. We acquired Locus Dialogue on January 1, 2001. Amortization expense for the intangibles acquired in this transaction will be included in the first quarter of 2001. In addition, amortization expense for our December 2000 acquisition of assets of the boxLot company will be recorded in the first quarter of 2001. In the event that we complete additional acquisitions, expenses relating to the amortization of intangibles could increase in the future.

   Acquisition and Related Charges. Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to acquisitions, such as professional fees for transactions accounted for as pooling of interests. Total acquisition and related charges in 2000 were $124.0 million. The acquisition and related charges in 2000 included $80.1 million of one-time in-process research and development charges in the purchase acquisitions of IQorder, Saraide and Millet Software. Also included were costs incurred in the acquisitions of Go2Net and Prio, which were both accounted for as a pooling-of-interests. Total acquisition and related charges in 1999 were $13.6 million. The acquisition and related charges in 1999 included $9.2 million of one-time in-process research and development charges in the purchase acquisitions of eComLive, Union-Street and the MyAgent technology. Also included were costs incurred in the acquisition of INEX, which was accounted for as a pooling-of-interests. Total acquisition and related charges in 1998 were $4.5 million. The acquisition and related charges in 1998 included $2.8 million of one-time in-process research and development charges in the purchase acquisition of Outpost. Also included were costs incurred in the pooling acquisition of Silicon Investor. In the event we complete additional acquisitions, we could incur additional acquisition and related charges in the future.

   Impairment and Other Charges. Impairment and other charges consist of one-time costs and/or charges that are not directly associated with other expense classifications or ongoing operations. Impairment and other charges for the year ended December 31, 2000 were $29.5 million and included settlement charges on two litigation matters of $1.4 million and $357,000, impairment of intangible assets of $9.0 million, impairment of investments of $9.8 million, an allowance recorded on an employee loan of $3.1 million, $3.0 million for estimated liability of past overtime worked, and $2.9 million of warrant expense recorded for the fair value of warrants issued by Prio, Inc. See "-- Acquisitions," "--Balance Sheet Commentary" and "Item 3. Legal Proceedings."

   In January 2001, we reached a settlement with an alleged former employee from a complaint that was originally filed on December 15, 1999. Under the terms of the settlement, the alleged former employee received a cash payment of $1.4 million. As this subsequent event was related to services allegedly provided in prior periods, we recorded the expense in the fourth quarter of 2000.

   We regularly evaluate the recorded amount of the intangible assets, including goodwill, assembled workforce, acquired contracts and core technology, for impairment. At December 31, 2000 we determined that intangible assets from two purchase acquisitions had been impaired. We evaluated the potential future cash flows and the ability to transfer the assets in connection with a sale and determined that there were no future cash flows and no market for the assets. Accordingly, we recorded an impairment charge in the amount of $9.0 million in the quarter ended December 31, 2000.

   We regularly review all of our investments in public and private companies for other than temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other than temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the three months ended December 31, 2000, we determined that the declines in value of two of our investments were other than temporary and recognized losses totaling $9.8 million to record these investments at their current fair value as of December 31, 2000.

   We were audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt that should have been classified as non-exempt. As a result, we recorded an estimated accrual in the amount of $3.0 million for the past wages that are due for overtime worked. We expect this matter to be resolved in 2001.

   In the year ended December 31, 2000 impairment and other charges included an expense of $2.9 million for the fair value of warrants issued by Prio. Prio had issued warrants for services which vested as the services were provided. Subsequent to the acquisition of Prio, the agreement pursuant to which these warrants were granted was terminated and the remaining unvested warrants became fully vested. No additional expense for these warrants will be recorded in future quarters.

   Impairment and other charges in 1999 and 1998 consist of costs associated with litigation settlements. In February 2000, we reached a settlement with an alleged employee in a lawsuit for a cash payment of $10.5 million. We accrued and expensed this liability in 1999. On July 23, 1999, we settled a patent infringement claim in exchange for a lump sum royalty payment of $209,500. This expense was recorded in 1999. On February 22, 1999, we reached a settlement with a former employee for a cash payment of $4.5 million. We accrued and expensed this liability in 1998. In 1998, Go2Net recorded an impairment charge of $398,000 associated with the impairment write-off of technology from the Playsite acquisition.

   Restructuring Charges. Restructuring charges of $2.3 million for the year ended December 31, 2000 reflect actual and estimated costs associated with the closure of our Dallas, Texas and our Ottawa, Canada facilities. These costs are primarily comprised of the write-off of leasehold improvements, early lease termination penalties and other personnel costs. We acquired these facilities in the acquisition of Saraide Inc. in March of 2000. Our decision to close the Dallas, Texas facility was made in the second quarter of 2000. Our decision to close the Ottawa, Canada facility was made in the fourth quarter of 2000.

   Gain (Loss) on Investments Held. Gain on investments represents net unrealized and realized gains and losses on the investments in the InfoSpace Venture Capital Fund 2000 and net realized gains and losses on investments held by InfoSpace. In accordance with the Investment Company Audit Guide, the investments in the Fund are recorded at their fair value and the unrealized gains are reflected in the income statement in the Fund, which is fully consolidated. The unrealized gain recognized in the year ended December 31, 2000 is not necessarily indicative of future results.

   Minority Interest. As the majority holder of the InfoSpace Venture Capital Fund 2000 (Venture Fund), we have consolidated the balance sheet and statement of operations of the Venture Fund in our consolidated financial statements. As of December 31, 2000, InfoSpace owned 60.25% of the fund and our employees owned the remaining 39.75% of the fund. The employee-owned interest has been reflected as minority interest in the consolidated balance sheet and statement of operations.

   On January 26, 2001, our Board of Directors approved the liquidation of the Venture Fund. Through March 2, 2001, we have disbursed $16,315,000 to the accredited investors. We expect to liquidate the Fund by the end of the first quarter of 2001. The Board of Directors also approved the acceleration of vesting of our contribution on behalf of our employees, resulting in compensation expense of approximately $1.1 million in the first quarter of 2001. This contribution will be distributed to employees in connection with the dissolution of the Fund. Once the dissolution is complete, all investments held by the Fund will revert to investments held by InfoSpace, Inc.

   Other Income, Net. Other income consists primarily of interest income for all periods. Other income was $27.7 million in 2000, $22.3 million in 1999 and $946,000 in 1998. The increase from the prior years is primarily due to interest earned on higher average cash balances resulting from private financings in July and August of 1998, the net proceeds from our initial public offering completed in December 1998, the net proceeds from our follow-on offering, which closed in April 1999, and the net proceeds Go2Net received from the sale of preferred stock in March and June 1999.

   We have reinvested and will continue to reinvest part of our fixed income securities in non-interest bearing equity instruments and investments. We anticipate that our expansion plans may require greater cash uses in 2001 than in prior years. With these two factors, we anticipate that our interest income from our fixed securities will decrease in 2001 compared with 2000.

   Income Tax Expense. We have recorded tax expense of approximately $137,000 for our international operations in Europe. For 2001, we do not anticipate recording a tax provision. For 2002, we expect a tax rate of 15% to 35%. For 2003 and beyond, we expect a tax rate of 35%.

   Preferred Stock Dividend. Go2Net sold to Vulcan Ventures preferred stock in March and June 1999. This stock was sold at a discount to the price of common stock into which the preferred stock was then convertible. The discount of $159.9 million was recognized as a dividend to Vulcan in the year ended December 31, 1999.

Balance Sheet Commentary

   Accounts Receivable. As our revenues have grown, our current receivable balance has increased as we are invoicing larger dollar amounts at the end of each month. We are also issuing single invoices for larger dollar amounts. In addition, as we enter into agreements for larger amounts with well-established companies, we periodically provide extended payment terms beyond our standard 15 to 30 day terms to allow for the customer's internal approval and payment processing systems. In the quarter ended December 31, 2000, our day's sales outstanding (DSO) was 48 days. We expect DSOs in the future to be in the range of 50 to 60 days. Our December 31, 2000 accounts receivable balance includes two customer balances that comprise 33% of the balance. Both of these customer balances were collected in full subsequent to year-end.

   Notes and Other Receivable. Notes and other receivables is primarily comprised of interest receivable, advances to employees, a fully secured note to a former officer, an unsecured note to a former officer, a partially secured note to a current officer, and a secured loan to an unrelated third party with whom we had a business relationship, that is secured by the intangible assets of the third party, including intellectual property. At December 31, 2000 we recorded a valuation allowance on the partially secured note in the amount of $3.1 million, which included potential payroll tax expense of approximately $870,000 associated with the difference between the fair market value of the stock on December 31, 2000 securing the note and the outstanding note balance on that date.

   Accrued Expenses. At December 31, 2000 accrued expenses of $38.0 million includes $15.3 million in acquisition costs related to the merger with Go2Net, $9.4 million in salary and other personnel related costs, $2.5 million in legal and accounting costs, $2.0 million of settlement charges, $1.7 million in revenue share and $7.0 million of other miscellaneous accruals.

Liquidity and Capital Resources

   From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In April 1997 Go2Net completed its initial public offering which yielded net proceeds of approximately
$12.8 million. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Stock Purchase Rights Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. As of December 31, 2000, we had cash, cash equivalents and short-term investments of $370.1 million and long-term investments of $32.5 million.

   Net cash provided by operating activities was $16.8 million in 2000. Significant components of cash provided by operating activities for the year ended December 31, 2000 were depreciation and amortization and write-offs of acquired in-process research and development, net operating losses, increases of accounts receivable and decreases in accrued expenses. Net cash used by operating activities was $11.8 million in 1999. Cash used in operating activities for the year ended December 31, 1999 consisted primarily of net operating losses and increases in accounts receivable, other receivable and prepaid expenses. These uses of cash were partially offset by increases in accrued expenses and the discount on the issuance of preferred stock by Go2Net accounted for as a non-cash dividend. Net cash used by operating activities was $12.6 million in 1998. Cash used in operating activities in 1998 consisted primarily of net operating losses and increases in accounts receivable and prepaid expenses. These uses of cash were partially offset by increases in accrued expenses and accounts payable.

   Net cash used by investing activities was $5.6 million in the year ended December 31, 2000. For 2000, cash used in investing activities was primarily comprised of business acquisitions, securities investments, other investments, notes receivable issued and purchase of property and equipment in connection with our Bellevue headquarters. Net cash used by investing activities was $423.3 million in the year ended December 31, 1999. For 1999, cash used in investing activities was primarily comprised of business acquisitions, securities investments, other investments and purchase of fixed assets. The change in securities investments is primarily a result of investing proceeds from our follow-on offering in short and long-term investments as well as investing proceeds from the March and June 1999 preferred stock issuance by Go2Net. Net cash used in investing activities in 1998 was $94.5 million. This was primarily a result of investing the cash proceeds from our initial public offering in short and long-term investments.

   Cash provided by financing activities in 2000 was $38.3 million and was primarily comprised of our net proceeds from the exercise of stock options and warrants. Cash provided by financing activities in 1999 was $498.3 million and was primarily comprised of our net proceeds from our follow-on offering in April 1999 and the net proceeds from the March and June 1999 preferred stock issuance by Go2Net. Cash provided by financing activities in 1998 was $125.6 million. The 1998 net proceeds were primarily from our initial public offering and, to a lesser extent, from private placements of common stock.

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

Acquisitions

   Locus Dialogue, Inc. On January 1, 2001, we acquired Montreal, Canada-based Locus Dialogue, Inc., a developer of speech recognition-enabled applications. The acquisition was accounted for as a purchase. We issued or will issue up to 5,169,150 shares of our common stock (1) directly to those Locus Dialogue shareholders who elected to receive our common stock in exchange for their Locus Dialogue shares at the closing of the acquisition, (2) upon the exchange or redemption of the exchangeable shares of Locus Holdings Inc., an indirect subsidiary of ours, which exchangeable shares were issued to those Locus Dialogue shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, (3) upon the exercise of options granted to replace options of Locus Dialogue held at the closing.

   The boxLot Company. On December 7, 2000, we acquired substantially all of the assets of boxLot, including its interactive on-line variable pricing technology and dynamic pricing engine, equipment and domain names. Under the terms of the asset purchase, we issued 501,527 shares of our common stock and paid cash of $2.6 million. We recorded $9.2 million in goodwill.

   Go2Net, Inc. On October 12, 2000, we completed our acquisition of Go2Net, Inc., a publicly held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the merger, which was accounted for as a pooling-of-interests, we exchanged 74,154,448 shares of our common stock for all of the preferred and common shares of Go2Net. The consolidated balance sheet as of December 31, 2000 and December 31, 1999 and the statements of operations, cash flows and stockholder's equity for the three years ended December 31, 2000, 1999 and 1998 are presented as if Go2Net was a wholly owned subsidiary since inception.

   iJapan Corporation. On September 13, 2000, we acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million cash. The entire purchase price was recorded as an intangible asset.

   TDLI.com Limited. In July 1998, we entered into a joint venture agreement with TDLI.com Limited, a subsidiary of Thomson Directories Limited to form TDL InfoSpace (Europe) Limited to replicate our content, community and consumer services in Europe. TDL InfoSpace launched content services in the United Kingdom in the third quarter of 1998. Under the Web site services agreement, Thomson provides its directory information to TDL InfoSpace and sells Internet yellow pages advertising for the joint venture through its local sales forces. We also license our technology and provide hosting services to TDL InfoSpace. Thomson and we each purchased a 50% interest in TDL InfoSpace were required to provide reasonable working capital to TDL InfoSpace. As of December 31, 1999, we had contributed $496,000 to the joint venture. We accounted for our investment in the joint venture under the equity method. For the years ended December 31, 1999 and 1998, we recorded a loss from the joint venture of $12,000 and $125,000, respectively. On August 31, 2000, we acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds the other approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. We acquired TDLI.com for 3,424,308 shares of our common stock and incurred acquisition expenses of
2.1 million. We recorded $118.5 million in intangible assets. We now have 100% ownership and control of TDL InfoSpace.

   Orchest, Inc. On August 4, 2000, we acquired all of the outstanding capital stock of Orchest, Inc., a privately held company based in Cupertino, California, for a purchase consideration of 255,288 shares of our common stock and acquisition expenses of $72,060. We recorded $8.4 million for intangible assets. Orchest provides online financial services that enable users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase.

   IQorder.com, Inc. On July 3, 2000, we acquired all of the outstanding shares, warrants and options of IQorder.com, Inc., a privately held company based in Tempe, Arizona, for a purchase consideration of 989,959 shares of our common stock for all of IQorder's outstanding shares, warrants and options. We recorded a one-time in-process research and development charge of $6.0 million and recorded $62.5 million in intangible assets. Acquisition expenses were $189,265. IQorder's technology allows consumers to enter a model number, UPC code, part number, barcode or ISBN, or to scan in a UPC code, in order to locate a product, compare prices and make an instant purchase with a single click. The acquisition was accounted for as a purchase.

   Millet Software, Inc. On March 31, 2000 we acquired all of the common stock of Millet Software, a privately held company, for a purchase consideration of 488,224 shares of our common stock and acquisition expenses of $54,531. We recorded a one-time in-process research and development charge of $2.4 million and recorded $30.9 million in intangible assets. The acquisition was accounted for as a purchase.

   In this transaction, we assumed net assets of $5.9 million. This includes $6.0 million in purchased technology that includes in-process research and development, $170,000 of acquired workforce and $294,020 in net liabilities. We issued shares with a fair value of $33.1 million and incurred acquisition costs of $54,531. This resulted in $27.3 million of goodwill. We recorded a one-time charge of $2.4 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

   Saraide Inc. On March 10, 2000 we acquired 80% of the common stock of Saraide, a privately held company, for a purchase consideration of 9,233,672 shares, valued at $346.5 million, and acquisition expenses of $340,489. The acquisition was accounted for as a purchase. The purchase includes $97.0 million in purchased technology which includes in-process research and development, $16.0 million of contract list, $2.1 million of acquired workforce, $248.0 million of goodwill and $16.2 million in net liabilities. We recorded a one-time charge of $71.7 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

   Prio, Inc. On February 14, 2000, we consummated the acquisition of Prio, a privately held company. The combination was accounted for as a pooling-of-interests. We issued 9,322,418 shares of our common stock in exchange for all the outstanding common and preferred stock of Prio.

   Prio provides commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments and Internet commerce applications that deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. The consolidated financial statements and the accompanying notes reflect our financial position and the results of operations as if Prio was our wholly-owned subsidiary since inception.

   Zephyr Software Inc. On December 29, 1999, we acquired all of the common stock of Zephyr Software Inc., a privately held company, and its wholly owned subsidiary Zephyr Software (India) Private Limited for a purchase consideration of 651,392 shares of our common stock and acquisition expenses of $539,512. The acquisition was accounted for as a purchase. In this transaction, we assumed net liabilities of $20,690, issued shares with a fair value of $8.6 million and recorded $9.2 million of goodwill.

   eComLive.com, Inc. On December 16, 1999, we acquired all of the common stock of eComLive.com, Inc., a privately held company, for a purchase consideration of 1,372,712 shares and acquisition expenses of $582,246. The acquisition was accounted for as a purchase.

   In this transaction, we assumed net assets of $5.4 million. This includes $5.3 million in purchased technology which includes in-process research and development, $140,000 of acquired workforce and $925 in net liabilities. We issued shares with a fair value of $32.0 million and incurred acquisition costs of $582,246. This acquisition resulted in our recording $27.1 million of goodwill. We recorded a one-time charge of $2.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

   Free Yellow, Inc. On October 27, 1999, Go2Net acquired all of the stock of Free Yellow, a privately held company for purchase consideration of 608,173 shares and approximately $1.0 million in cash. The total transaction was valued at approximately $20.0 million. The acquisition was accounted for as a purchase.

   Union-Street.com, Inc. On October 14, 1999 we acquired all of the common stock of Union-Street, a privately held company, for a purchase consideration of 1,746,588 shares and acquisition expenses of $395,656. The acquisition was accounted for as a purchase.

   In this transaction, we assumed net assets of $5.4 million. This includes $5.3 million in purchased technology which includes in-process research and development, $160,000 of acquired workforce and $107,219 in net liabilities. We issued shares with a fair value of $20,487,518 and recorded $15.5 million of goodwill. We recorded a non-recurring charge of $3.3 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

   INEX Corporation. On October 14, 1999, we acquired INEX Corporation, a privately held company. The combination was accounted for as a pooling-of-interests. We issued or will issue 3,600,000 shares of our common stock (1) directly to those INEX shareholders who elected to receive our common stock in exchange for their INEX shares at the closing of the combination, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace.com Canada Holdings Inc., an indirect subsidiary of ours, which exchangeable shares were issued to those INEX shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of outstanding warrants and options to purchase INEX common shares, which we assumed and which will become exercisable for shares of our common stock.

   INEX developed and marketed Internet commerce applications that deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. The consolidated financial statements for the two years ended December 31, 1999 and the accompanying notes reflect our financial position and the results of operations as if INEX were our wholly-owned subsidiary since inception.

   Dogpile, LLC. On August 4, 1999, Go2Net acquired Dogpile, LLC in exchange for 1,241,524 shares of common stock and $15 million in cash. The total consideration was valued at approximately $52 million. The acquisition was accounted for as a purchase. The purchase agreement also provided for additional payments of up to $15 million over the eighteen months following the transaction close contingent on future revenues of Dogpile. $10.0 million in stock was paid out in 2000. Additional payments, if any, will be accounted for as additional goodwill.

   Authorize.Net Corporation. On July 1, 1999, Go2Net acquired Authorize.Net in exchange for 1,645,076 shares of common stock and $13.5 million in cash. The total consideration was valued at approximately $98.6 million. The purchase price also included the value of outstanding stock options that were converted to options to purchase 187,317 of common stock. The purchase agreement also provided for additional payments to Authorize.Net of up to $55 million over the two years following the transaction close contingent on future revenues and operating income of Authorize.Net. The additional payment, if any, will be accounted for as additional goodwill. During the year ended December 31, 2000, 262,388 additional shares were issued with a total estimated value of $10.0 million. 98,830 shares were issued during March 2000 and 163,558 shares were issued during September 2000.

   MyAgent(TM) Technology. On June 30, 1999, we acquired the MyAgent technology and related assets from Active Voice Corporation for a cash payment of $18 million dollars. In addition, we hired six employees who comprised the MyAgent development team at Active Voice. The acquisition was accounted for as a purchase. Other than the MyAgent technology modules, no other assets or liabilities were assumed as part of this acquisition.

   The total purchase price of the acquisition of the MyAgent technology was $18.1 million including direct acquisition expenses of $83,054. In this transaction, we assumed net assets of $4.4 million. This includes $4.3 million in purchased technology, which includes in-process research and development, and $80,000 of acquired workforce. This acquisition resulted in our recording $13.7 million of goodwill.

   We recorded a one-time charge of $3.9 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Separately, we recorded a one-time charge of $1.0 million for expenses related to bonus payments made to the Active Voice MyAgent team employees who accepted employment with us on the date of the MyAgent technology acquisition, but who had no obligation to continue their employment with us.

   Virtual Avenue. On April 28, 1999, Go2Net acquired Virtual Avenue and USAOnline in exchange for 546,000 shares of common stock valued at approximately $24.7 million.

   Haggle Online, Inc. On April 16, 1999, Go2Net acquired Haggle Online in exchange for 149,356 shares of common stock valued at approximately $6.8 million.

   Web 21, Inc. On December 31, 1998, Go2Net acquired Web 21 in exchange for 2,445,679 shares of common stock. This acquisition was accounted for as a pooling-of-interests.

   Outpost Network, Inc. On June 2, 1998, we acquired Outpost in exchange for 11,999,904 shares of our common stock for a purchase price of $8.0 million. We wrote off approximately $2.8 million of in-process research and development in connection with the Outpost acquisition.

   Silicon Investor, Inc. On June 23, 1998 Go2Net acquired all of the issued and outstanding capital stock of Silicon Investor, Inc., which began operations in April 1995, in exchange for 9,012,953 shares of common stock. In addition, Go2Net assumed 87,047 employee stock options. This acquisition was accounted for as a pooling-of-interests, and accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Silicon Investor.

Quarterly Results of Operations

   The following table presents a summary of our consolidated results of operations for the eight quarters ended December 31, 2000. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. The results of operations have been recast to reflect the mergers with Go2Net and Prio, which were accounted for as poolings-of-interests. Also, the results have been restated to reflect an adjustment in the quarter ended December 31, 1999, as described in Note 1 of the consolidated financial statements. The impact of the adjustment was to increase revenue and decrease net loss by $1.2 million for the quarter ended December 31, 1999. The results for each of the quarters in the year ended December 31, 2000 have been restated for the adjustment related to warrants received for service in 1999. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this prospectus. The operating results for any quarter are not necessarily indicative of results for any future period.

                         March 31,  June 30,   September 30, December 31, March 31,  June 30,  September 30, December 31,
                           1999       1999         1999          1999       2000       2000        2000          2000
                         ---------  ---------  ------------- ------------ ---------  --------  ------------- ------------
                                                    (in thousands, except per share data)
Revenues...............  $  9,584   $  12,678    $ 20,377      $ 29,341   $ 38,778   $ 50,486    $ 59,804     $  65,462
Cost of revenues.......     2,220       2,827       3,796         4,629      6,134      8,109      10,293        11,092
                         --------   ---------    --------      --------   --------   --------    --------     ---------
 Gross profit..........     7,364       9,851      16,581        24,712     32,644     42,377      49,511        54,370

Operating expenses:
 Product development...     2,910       3,663       3,898         5,109      6,951      9,507      10,155        14,011
 Sales, general and
  administrative.......    10,482      13,949      17,964        35,381     22,983     30,827      34,819        36,464
 Amortization of
  intangibles..........       299       3,046      18,044        21,372     28,010     40,636      47,434        55,255
 Acquisition and
  related charges......        --       5,160         959         7,455     86,397        202       7,609        29,790
 Impairment and other
  charges..............        --         210          --        11,150      2,888         --          --        26,595
 Restructuring
  charges..............        --          --          --            --         --      2,171          --           151
                         --------   ---------    --------      --------   --------   --------    --------     ---------
   Total operating
    expenses...........    13,691      26,028      40,865        80,467    147,229     83,343     100,017       162,266
                         --------   ---------    --------      --------   --------   --------    --------     ---------
Loss from operations...    (6,327)    (16,177)    (24,284)      (55,755)  (114,585)   (40,966)    (50,506)     (107,896)
Other income, net......     1,879       5,783       7,014         7,666      7,584      7,123       7,124         5,851
Gain (loss) on
 investments...........        --          --          --            --     23,598     (8,447)     (6,677)          748
Minority interest......        --          --          --            --     (9,843)     3,445       2,154         1,073
Income tax expense.....        --          --          --            --        (18)        (6)        (62)          (51)
Cumulative effect of
 change in accounting
 principle.............        --          --          --            --     (2,055)        --          --            --
Preferred stock
 dividend..............   (52,930)   (107,000)         --            --         --         --          --            --
                         --------   ---------    --------      --------   --------   --------    --------     ---------
Net loss...............  $(57,378)  $(117,394)   $(17,270)     $(48,089)  $(95,319)  $(38,851)   $(47,967)    $(100,275)
                         ========   =========    ========      ========   ========   ========    ========     =========
Basic and diluted net
 loss per share........  $  (0.25)  $   (0.46)   $  (0.06)     $  (0.17)  $  (0.33)  $  (0.13)   $  (0.16)    $   (0.32)
                         ========   =========    ========      ========   ========   ========    ========     =========
Shares used in
 computing basic and
 diluted net loss per
 share.................   226,521     256,778     270,146       278,875    289,461    303,992     308,996       315,301
                         ========   =========    ========      ========   ========   ========    ========     =========

                         March 31,  June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                           1999       1999        1999          1999       2000       2000        2000          2000
                         ---------  --------  ------------- ------------ ---------  --------  ------------- ------------
Revenues................   100.0 %    100.0 %     100.0 %       100.0 %    100.0 %   100.0 %      100.0 %       100.0 %
Cost of revenues........    23.2       22.3        18.6          15.8       15.8      16.1         17.2          16.9
                          ------     ------      ------        ------     ------     -----        -----        ------
 Gross profit...........    76.8       77.7        81.4          84.2       84.2      83.9         82.8          83.1

Operating expenses:
 Product development....    30.4       28.9        19.1          17.4       17.9      18.8         17.0          21.4
 Sales, general and
  administrative........   109.4      110.0        88.2         120.6       59.3      61.1         58.2          55.7
 Amortization of
  intangibles...........     3.1       24.0        88.6          72.8       72.2      80.5         79.3          84.4
 Acquisition and
  related charges.......      --       40.7         4.7          25.4      222.8       0.4         12.7          45.5
 Impairment and other
  charges...............      --        1.7          --          38.0        7.4        --           --          40.6
 Restructuring
  charges...............      --         --          --            --         --       4.3           --           0.2
                          ------     ------      ------        ------     ------     -----        -----        ------
   Total operating
    expenses............   142.9      205.3       200.5         274.2      379.7     165.1        167.2         247.8
                          ------     ------      ------        ------     ------     -----        -----        ------
Loss from operations....   (66.0)    (127.6)     (119.2)       (190.0)    (295.5)    (81.1)       (84.5)       (164.7)
Other income, net.......    19.6       45.6        34.4          26.1       19.6      14.1         11.9           8.9
Gain (loss) on
 investments............      --         --          --            --       60.9     (16.7)       (11.2)          1.1
Minority interest.......      --         --          --            --      (25.4)      6.8          3.6           1.6
Income tax expense......      --         --          --            --         --        --         (0.1)         (0.1)
Cumulative effect of
 change in accounting
 principle..............      --         --          --            --       (5.3)       --           --            --
Preferred stock
 dividend...............  (552.3)    (844.0)         --            --         --        --           --            --
                          ------     ------      ------        ------     ------     -----        -----        ------
Net loss................  (598.7)%   (926.0)%     (84.8)%      (163.9)%   (245.8)%   (77.0)%      (80.2)%      (153.2)%
                          ======     ======      ======        ======     ======     =====        =====        ======

   Our quarterly and annual revenue, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. Because of these fluctuations, we believe that period-to-period comparisons are not a good indication of our future financial performance. We may not be able to sustain or increase our level of revenue or our rate of revenue growth on a quarterly or annual basis. Our quarterly or annual operating results may not meet the expectations of investors. If this happens, the price of our stock could decline. See "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock--Our financial results are likely to continue to fluctuate and could cause our stock price to continue to decline" and "--Our stock price has been and is likely to continue to be volatile."

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. We adopted SAB 101 on January 1, 2000. Prior to January 1, 2000 and implementation of the SAB, we recorded gross revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-line basis, in accordance with SAB 101, we would have deferred revenue of $2.1 million as of January 1, 2000, originally recorded in prior years. In accordance with SAB 101, we recorded a cumulative effect of change in accounting principle of $2.1 million. We recognized $2.0 million in revenue in the year ended December 31, 2000 related to this deferred revenue. The remaining balance will be recognized from January 2001 through November 2001.

   Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for us for the fiscal year beginning January 1, 2001. SFAS 133 as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative and the hedged item will be recorded in other comprehensive income (OCI) and will be recognized on the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

   We have determined that certain warrants held to purchase stock in other companies will be derivative instruments under SFAS 133. We will record a cumulative effect of change in accounting principle in net income of $3.0 million on January 1, 2001 to record these warrants on the balance sheet at fair value. Except as it relates to these warrants, management does not expect the adoption of SFAS 133 to have a significant impact on our financial position, results of operations or cash flows.

   In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN No. 44 was effective July 1, 2000. This interpretation provides guidance on valuing vested and unvested stock options of the acquired company in conjunction with recording purchase transactions. This interpretation impacted our accounting for the acquisition of IQOrder resulting in an increase to the purchase price of these acquisitions in total in the amount of $11.1 million. This interpretation also impacted the purchase price of our acquisition of Locus Dialogue, which closed on January 1, 2001.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

   Interest Rate Risk. We invest our excess cash in high-quality corporate issuers, and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2000, our short-term investment balance was $231.2 million. A one percent movement in interest rates could impact us by approximately $2.3 million, which would not significantly impact our financial position or results of operations.

   Equity Investment Risk. We invest in equity instruments of public and privately-held, technology companies for business and strategic purposes. These investments are recorded as long-term assets and are classified as available-for-sale. For the privately-held investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. For our publicly-held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value for investments held by InfoSpace are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred. Changes in fair market value for investments held by the Venture Fund are recorded are recorded through the statement of operations and had material effects on net income in 2000. The expected closure of the Venture Fund in the first quarter of 2001 will alleviate this risk as the Venture Fund investments will revert back to InfoSpace and unrealized gains and losses will be recorded as a component of other comprehensive income.

   Foreign Currency Risk: We operate remote offices in Canada, the United Kingdom, the Netherlands, Australia and Brazil. Historically, the foreign currency exchange rate exposure has had a minimal impact on our financial results. We do not expect this exposure to be material in the future.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
InfoSpace, Inc.:
Independent Auditors' Report.............................................  50

Consolidated Balance Sheets..............................................  51

Consolidated Statements of Operations and Comprehensive Income...........  52

Consolidated Statements of Changes in Stockholders' Equity and
 Accumulated Other Comprehensive Income..................................  53

Consolidated Statements of Cash Flows ...................................  54

Notes to Consolidated Financial Statements...............................  55

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of InfoSpace, Inc.
Bellevue, Washington

   We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and its subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 in the consolidated financial statements, in the year 2000, the Company adopted SAB No. 101, Revenue Recognition in Financial Statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Seattle, Washington
March 2, 2001
(March 23, 2001 as to Note 9)

                                INFOSPACE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                 -----------------------------
                                                      2000           1999
                                                 --------------  -------------
                     ASSETS
                     ------
Current assets:
  Cash and cash equivalents..................... $  153,913,477  $ 104,349,564
  Short-term investments, fair value
   $216,234,797 and $310,247,361................    216,234,797    310,311,142
  Accounts receivable, net of allowance for
   doubtful accounts of $4,897,631and
   $1,324,949...................................     33,880,579     13,551,478
  Notes and other receivables, net of allowance
   of $3,624,049 and $12,075....................     22,320,759     18,523,758
  Prepaid expenses and other assets.............     14,491,522     10,828,010
                                                 --------------  -------------
    Total current assets........................    440,841,134    457,563,952
Long-term investments, fair value $32,451,342
 and $100,631,437...............................     32,451,342    101,076,568
Property and equipment, net.....................     51,137,383     11,878,406
Other long-term assets..........................      5,075,110      2,046,405
Other investments...............................    121,573,482    121,684,347
Intangible assets, net..........................    621,031,549    259,669,569
                                                 --------------  -------------
Total assets.................................... $1,271,110,000  $ 953,919,247
                                                 ==============  =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Accounts payable.............................. $    4,537,528  $   3,688,750
  Accrued expenses and other current
   liabilities..................................     37,998,997     23,457,020
  Deferred revenues.............................     31,429,496     12,121,137
                                                 --------------  -------------
    Total current liabilities...................     73,966,021     39,266,907

Long-term debt..................................            --         685,762
Long-term deferred revenue......................      7,974,111      4,947,241
Minority interest...............................     21,599,263            --
                                                 --------------  -------------
    Total liabilities...........................    103,539,395     44,899,910
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, par value $.0001--Authorized,
   15,000,000 shares; issued and outstanding, 1
   and 1 share..................................            --             --
  Common stock, par value $.0001--Authorized,
   900,000,000 shares, issued and outstanding,
   316,669,408 and 283,411,552 shares...........         31,667         28,341
  Additional paid-in capital....................  1,596,213,408    959,491,801
  Accumulated deficit...........................   (408,646,738)  (126,234,342)
  Deferred expense--warrants....................     (1,495,456)    (2,311,159)
  Unearned compensation--stock options..........     (1,500,468)    (1,518,144)
  Accumulated other comprehensive income
   (loss).......................................    (16,031,808)    79,562,840
                                                 --------------  -------------
    Total stockholders' equity..................  1,168,570,605    909,019,337
                                                 --------------  -------------
Total liabilities and stockholders' equity...... $1,271,110,000  $ 953,919,247
                                                 ==============  =============

                See notes to consolidated financial statements.

                                INFOSPACE, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                            Years Ended December 31,
                                    ------------------------------------------
                                        2000           1999           1998
                                    -------------  -------------  ------------
Revenues........................... $ 214,529,824  $  71,979,579  $ 18,490,135
Cost of revenues...................    35,626,988     13,471,827     4,918,991
                                    -------------  -------------  ------------
    Gross profit...................   178,902,836     58,507,752    13,571,144
Operating expenses:
  Product development..............    40,624,372     15,580,166     9,004,701
  Sales, general and
   administrative..................   125,092,489     77,776,525    23,893,174
  Amortization of intangibles......   171,335,587     42,760,763       709,923
  Acquisition and related charges..   123,998,126     13,573,537     4,485,751
  Impairment and other charges.....    29,482,606     11,359,500     4,898,126
  Restructuring charges............     2,322,334            --            --
                                    -------------  -------------  ------------
    Total operating expenses.......   492,855,514    161,050,491    42,991,675
                                    -------------  -------------  ------------
    Loss from operations...........  (313,952,678)  (102,542,739)  (29,420,531)

Other income, net..................    27,681,826     22,342,368       946,468
Gain on investments, net...........     9,221,662            --            --
Minority interest..................    (3,170,568)           --            --
                                    -------------  -------------  ------------
Loss from operations before income
 tax expense, cumulative effect of
 change in accounting principle and
 preferred stock dividend..........  (280,219,758)   (80,200,371)  (28,474,063)
Income tax expense.................      (137,101)           --        (64,052)
                                    -------------  -------------  ------------
Loss from operations before
 cumulative effect of change in
 accounting principle and preferred
 stock dividend....................  (280,356,859)   (80,200,371)  (28,538,115)
Cumulative effect of change in
 accounting principle..............    (2,055,537)           --            --
                                    -------------  -------------  ------------
Net loss...........................  (282,412,396)   (80,200,371)  (28,538,115)
                                    =============  =============  ============
Preferred stock dividend...........           --    (159,930,733)          --
                                    -------------  -------------  ------------
Net loss applicable to common
 stockholders...................... $(282,412,396) $(240,131,104) $(28,538,115)
                                    =============  =============  ============
Basic and diluted net loss per
 share
  Loss per share before accounting
   change.......................... $       (0.92) $       (0.93) $      (0.19)
  Accounting change................         (0.01)           --            --
                                    -------------  -------------  ------------
  Loss per share................... $       (0.93) $       (0.93) $      (0.19)
                                    =============  =============  ============
Shares used in computing basic net
 loss per share....................   304,479,973    257,752,327   152,654,823
                                    =============  =============  ============
Shares used in computing diluted
 net loss per share................   304,479,973    257,752,327   152,654,823
                                    =============  =============  ============
Other comprehensive income:
Net loss applicable to common
 stockholders...................... $(282,412,396) $(240,131,104) $(28,538,115)
  Foreign currency translation
   adjustment......................      (315,395)        35,495       (16,568)
  Unrealized gain (loss) on equity
   investments.....................   (95,279,253)    79,569,693           --
                                    -------------  -------------  ------------
Comprehensive income............... $(378,007,044) $(160,525,916) $(28,554,683)
                                    =============  =============  ============

                See notes to consolidated financial statements.

                                INFOSPACE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           Years Ended December 31,
                                   -------------------------------------------
                                        2000           1999           1998
                                   --------------  -------------  ------------
Common stock and additional paid
 in capital:
Balance, beginning of year........ $  959,520,142  $ 180,203,286  $ 41,050,405
  Common stock issued.............      9,912,232    185,105,018   121,786,499
  Common stock issued for
   acquisitions...................    573,017,839    253,137,454     7,957,451
  Common stock issued for stock
   options........................     27,770,046     16,947,326     1,836,208
  Common stock issued in exchange
   transactions...................            --       1,414,000       224,726
  Common stock issued for warrants
   and preferred shares...........      9,840,901    296,256,911     2,356,412
  Common stock issued for
   conversion of special shares
   and debentures.................            --         170,369           --
  Common stock issued for employee
   stock purchase plan............      1,512,369        394,127           --
  Unearned compensation--stock
   options........................      1,695,183      3,881,310     1,728,772
  Cancelled options for deferred
   services.......................            --        (167,000)          --
  Non-qualified stock option tax
   benefit........................     10,088,744      4,525,341           --
  Deferred expense--warrants......      2,887,619     17,652,000     3,262,813
                                   --------------  -------------  ------------
Balance, end of year..............  1,596,245,075    959,520,142   180,203,286
                                   --------------  -------------  ------------
Balance attributed to common
 stock............................         31,667         28,341        22,491
Balance attributed to additional
 paid in capital..................  1,596,213,408    959,491,801   180,180,795
                                   --------------  -------------  ------------
Balance, common stock and
 additional paid in capital.......  1,596,245,075    959,520,142   180,203,286
                                   --------------  -------------  ------------

Accumulated deficit:
Balance, beginning of year........   (126,234,342)   (46,033,971)  (17,495,856)
  Net loss........................   (282,412,396)   (80,200,371)  (28,538,115)
                                   --------------  -------------  ------------
Balance, end of year..............   (408,646,738)  (126,234,342)  (46,033,971)
                                   --------------  -------------  ------------

Deferred expense--warrants:
Balance, beginning of year........     (2,311,159)    (3,126,862)          --
  Deferred expense--warrants......     (2,887,619)   (17,652,000)   (3,262,813)
  Warrant expense.................      3,703,322     18,467,703       135,951
                                   --------------  -------------  ------------
Balance, end of year..............     (1,495,456)    (2,311,159)   (3,126,862)
                                   --------------  -------------  ------------

Unearned compensation--stock
 options:
Balance, beginning of year........     (1,518,144)      (668,595)     (473,743)
  Unearned compensation--stock
   options........................     (1,695,183)    (3,881,310)   (1,728,772)
  Compensation expense--stock
   options........................      1,712,859      2,864,761     1,533,920
  Cancelled options for deferred
   services.......................            --         167,000           --
                                   --------------  -------------  ------------
Balance, end of year..............     (1,500,468)    (1,518,144)     (668,595)
                                   --------------  -------------  ------------

Accumulated other comprehensive
 income:
Balance, beginning of year........     79,562,840        (42,348)      (25,780)
  Unrealized gain (loss) on equity
   investments....................    (95,279,253)    79,562,840           --
  Foreign currency translation
   adjustment.....................       (315,395)        35,495       (16,568)
                                   --------------  -------------  ------------
Balance, end of year..............    (16,031,808)    79,569,693       (42,348)
                                   --------------  -------------  ------------
Total stockholder's equity........ $1,168,570,605  $ 909,019,337  $130,331,510
                                   ==============  =============  ============



                See notes to consolidated financial statements.

                                INFOSPACE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
                                    ------------------------------------------
                                        2000           1999           1998
                                    -------------  -------------  ------------
Net loss applicable to common
 stockholders...................... $(282,412,396) $(240,131,104) $(28,538,115)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities
 Depreciation and amortization.....   183,526,433     47,706,443     4,413,139
 Performance warrant revenue.......   (22,074,942)    (3,168,406)          --
 Preferred stock dividend..........           --     159,930,733           --
 Warrants expense..................     3,703,322     18,467,703       135,951
 Compensation expense--stock
  options..........................     1,712,859      2,864,761     1,533,920
 Minority interest in venture
  fund.............................     3,170,568            --            --
 Loss on disposal of fixed assets..       324,287         13,189       111,229
 Noncash services exchanged........           --       1,414,000       281,279
 (Gain) loss on investments, net...   (14,829,787)        25,759        21,976
 Bad debt expense..................     7,376,309      1,326,477     1,081,860
 Deferred taxes....................           --             --       (255,610)
 Tax benefit from stock options....           --       4,525,341
 Write-off of in-process research
  and development..................    80,100,000      9,200,000     2,800,000
 Impairment of assets..............    19,031,998            --            --
 Net loss on sale/write-off of
  investments......................     5,608,125            --            --
 Business acquisition costs........    43,898,126      4,373,537     1,685,751
 Cumulative translation
  adjustment.......................      (260,295)        42,779        (5,308)
Cash provided (used) by changes in
 operating assets and liabilities,
 net of assets acquired in business
 combinations:
 Accounts receivable...............   (28,762,207)   (12,053,340)   (5,579,057)
 Other receivables.................     7,831,915    (14,626,253)          --
 Prepaid expenses and other
  assets...........................       261,001     (9,267,594)   (2,646,485)
 Other long-term assets............      (781,740)       (90,716)     (404,365)
 Accounts payable..................     2,494,723        859,764     4,332,060
 Accrued expenses and other
  liabilities......................   (14,311,783)    10,092,477     6,151,314
 Deferred revenue..................    21,172,098      6,682,994     2,278,008
                                    -------------  -------------  ------------
   Net cash provided (used) by
    operating activities...........    16,778,614    (11,811,456)  (12,602,453)

INVESTING ACTIVITIES:
 Business acquisitions, net of cash
  acquired.........................   (45,679,740)   (52,576,827)   (1,997,702)
 Minority interest contribution in
  venture fund.....................    16,365,000            --            --
 Purchase of intangible asset......           --        (110,000)   (3,290,000)
 Notes receivable issued...........   (27,919,678)           --            --
 Notes receivable payments.........     7,069,903            --            --
 Purchase of other investments.....   (41,270,460)   (13,201,800)     (645,767)
 Purchase of property and
  equipment........................   (44,369,792)    (9,079,203)   (4,984,718)
 Short and long-term investments,
  net..............................   130,243,951   (348,298,637)  (83,541,108)
                                    -------------  -------------  ------------
   Net cash used by investing
    activities.....................    (5,560,816)  (423,266,467)  (94,459,295)
FINANCING ACTIVITIES:
 Proceeds from stock options and
  warrants.........................    37,470,742     22,283,709     1,436,184
 Proceeds from issuance of ESPP
  shares...........................     1,512,370        394,127           --
 Proceeds (payments) from issuance
  of common stock, net.............       (24,359)   476,042,061   124,039,859
 Debt borrowings (payments)........      (612,638)      (460,344)      114,931
                                    -------------  -------------  ------------
   Net cash provided by financing
    activities.....................    38,346,115    498,259,553   125,590,974
                                    -------------  -------------  ------------
Net increase in cash and cash
 equivalents.......................    49,563,913     63,181,630    18,529,226
Cash and cash equivalents,
 beginning of period...............   104,349,564     41,167,934    22,638,708
                                    -------------  -------------  ------------
Cash and cash equivalents, end of
 period............................ $ 153,913,477  $ 104,349,564  $ 41,167,934
                                    =============  =============  ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING AND INVESTING
 ACTIVITIES:
 Acquisitions from purchase
  transactions:
 Stock issued...................... $ 572,937,807  $ 253,137,454  $  7,987,142
 Net assets acquired...............   (21,876,842)      (149,723)     (191,000)
 Property and equipment acquired
  under equipment financing and
  capital lease obligations........           --         308,000       198,000
 Issuance of warrants and options
  for deferred services and
  abandoned financing..............           --       2,665,000       216,000
 Conversion of note payable as
  consideration for interest in
  previously consolidated
  subsidiary.......................           --             --        250,000
 Compensation expense for Prio
  warrants.........................     2,887,619     17,652,000           --
 Stock issued in exchange
  transaction......................           --         169,000       334,726
 Stock issued for retirement of
  debentures.......................           --         170,369           --
 Preferred stock dividend..........           --     159,930,733           --
 Interest paid.....................           --         132,000       124,923

                See notes to consolidated financial statements.

                                INFOSPACE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998

Note 1: Summary of Significant Accounting Policies

   Description of business: InfoSpace, Inc., (the Company or InfoSpace), previously known as InfoSpace.com, Inc., a Delaware corporation, was founded in March 1996. The Company is an international provider of cross-platform commerce and consumer infrastructure services on wireless, broadband and wireline platforms. InfoSpace provides commerce, information and communication infrastructure services for wireless devices, merchants and Web sites.

   Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Basis of Presentation: During the year ended December 31, 2000, the Company acquired the outstanding stock of Go2Net, Inc. (Go2Net) and Prio, Inc. (Prio) These acquisitions were accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's historical consolidated financial statements have been recast to include the financial results of Go2Net and Prio as if both companies were wholly owned subsidiaries since inception.

   Because the fiscal periods of the Company and Go2Net were not the same, the fiscal year financial statements of Go2Net for the two years in the period ended September 30, 1999 were recast to the two years ended December 31, 1999. The financial statements for the year ended December 31, 1999 have also been restated to give effect to an adjustment made to Go2Net's previously issued financial information. This adjustment resulted in an increase in assets of $8.4 million, deferred revenue of $7.2 million and retained earnings of $1.2 million, respectively, as of December 31, 1999. Additionally, revenue increased and net loss decreased by $1.1 million for the year ended December 31, 1999. The adjustment was related to the fair value originally assigned to warrants received in conjunction with a service agreement in August 1999. The total value of the warrants received is being recognized in revenue on a straight-line basis over the three year life of the service agreement. Go2Net's fiscal year-end was September 30 prior to the merger with InfoSpace. All fiscal year end periods for Go2Net have been adjusted to conform with the InfoSpace December 31 year-end. All references to shares in Go2Net acquisitions reflect the merger exchange ratio.

   The InfoSpace Venture Capital Fund 2000 started on January 1, 2000. The fund's financial statements are consolidated in the Company's financial statements, as the Company holds the majority interest in the fund. In accordance with Venture Fund accounting, the Company accounts for the investments in the fund at fair value, which is carried forward in consolidation.

   Business combinations: Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition.

   Business combinations accounted for under the pooling-of-interests method of accounting include the financial position and results of operations as if the acquired company had been a wholly-owned subsidiary since inception. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective amounts at their recorded values. The equity of the acquired entity is reflected on an as-if-converted basis to InfoSpace equity at the time of issuance. Prior period financial statements have been recast to give effect to the merger. Certain reclassifications have been made to the financial statements of the pooled entities to conform with the Company's presentation.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

   Cash and cash equivalents: The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

   Short-term and long-term investments: The Company principally invests its available cash in equity and investment grade debt instrument of corporate issuers, and in debt instruments of the U.S. Government and its agencies. All debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered short-term investments. Investments maturing after twelve months from the balance sheet date are considered long-term. The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2000, the Company's short-term and long-term investments are classified as available-for-sale and are reported at their fair market value. During 2000, all held-to-maturity investments were reclassified to available-for-sale based on the Company's re-evaluation of its investment strategy. As of December 31, 1999. the Company's short-term and long-term investments were classified as of combination of held-to-maturity and available-for-sale and are reported at their fair market value. The unrealized gain (loss) on available-for-sale securities are recorded net of any tax effect as a component of accumulated other comprehensive income. The Company specifically identifies its investments to determine the realized gain or loss from sales.

   Property and equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

   Computer equipment and software...... 3 years
   Internally developed software........ 5 years
   Office equipment..................... 5 years
   Office furniture..................... 7 years
   Leasehold improvements............... Shorter of lease term or economic life

   On January 1, 1999, the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software developed or Obtained for Internal Use. This requires capitalization of certain costs incurred in connection with developing or obtaining internal use software and amortization of these costs over future periods, which prior to the adoption of SOP 98-1, were expensed. For the years ended December 31, 2000 and 1999, the Company has capitalized $278,522 and $478,304, respectively, of costs associated with internally developed software. These costs are included in property and equipment on the accompanying balance sheet and are generally amortized over five years.

   Intangible assets: Goodwill, purchased technology and other intangibles are amortized on a straight-line basis over their estimated useful lives. Goodwill and purchased technology are generally amortized over three to five years. Other intangibles, primarily consisting of purchased trademarks and domain name licenses, are amortized over an estimated useful life of three years.

   Other investments: The Company and the InfoSpace Venture Fund 2000 LLC (Venture Fund) invest in equity investments of public and privately-held technology companies for business and strategic purposes. These investments are included in long-term assets and are classified as available-for-sale. Investments held by the Company whose securities are not publicly traded are recorded at cost. Investments in companies, whose securities are publicly traded, are recorded at fair value. The Company regularly reviews all investments in public and private companies for other than temporary declines in fair value in accordance with Staff Accounting Bulletin No. 59 "Accounting for Noncurrent Marketable Equity Securities and SFAS 115." An

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

impairment loss on Other investments held by the Company of $9.8 million was recognized in the year ended December 31, 2000 (Note 4). Unrealized gains or losses on the investments held by the Company are recorded within accumulated other comprehensive income in the Company's stockholders' equity. Realized gains or losses are recorded based on the identified specific cost of the investment sold. Investments held by the Venture Fund are recorded at their fair value. Realized and unrealized gains or losses on the investments held by the Venture Fund are recorded as gains or losses in the statement of operations.

   Valuation of long-lived assets: Management periodically evaluates long-lived assets, consisting primarily of purchased technology, goodwill, property and equipment, to determine whether there has been any impairment of the value of these assets and the appropriateness of their estimated remaining life. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company's assets might not be recoverable. An impairment loss on intangible assets of $8.97 million was recognized in the year ended December 31, 2000 (Note 5). No impairment losses were recognized in the years ended December 31, 1999 and 1998.

   Unearned compensation: Unearned compensation represents the unamortized difference between the option exercise price and the fair market value of the Company's common stock for shares subject to grant at the grant date, for options issued under the Company's stock incentive plans (Note 7). The amortization of unearned compensation is charged to operations and is amortized over the vesting period of the options. For the year ended December 31, 2000, the Company recorded $1.7 million in additional unearned compensation as a result of acquisitions.

   Deferred expense-warrants: Deferred expense-warrants represents the fair value of the warrants that were issued and is expensed ratably over the four year vesting period. The amortization of deferred warrant expense is charged to sales, general and administrative expense.

   Revenue recognition: The Company's revenues are derived from its consumer and commerce products and services, which are distributed to users and subscribers on wireline, wireless and broadband platforms and to merchants via merchant aggregators including merchant bank and local media networks. The Company reports revenue by its four business areas of merchant, wireline, wireless and broadband.

   Subscriber fees: Wireless agreements generate revenue from per subscriber and per query fees that are charged to the wireless carriers. Merchant agreements generate subscriber fees from local and national merchants on a per service per month basis. Minimum usage fees are straight-lined over the contract period. Subscriber fees above the minimum usage fees are recognized in the period where usage occurs.

   Commerce transaction fees: Transaction fees are generated as a percentage of the completed transaction from the Company's shopping, online rewards and payment authorization services. Transaction fees are recognized in the period the transaction occurred.

   Licensing fees: License fee revenue is recognized ratably over the term of the license agreement.

   Development and integration fees: Development and integration fees are recognized ratably over the term of the agreement.

   Advertising: Revenues from contracts based on the number of impressions displayed or click throughs provided are recognized as services are rendered.

   Also included in revenues are revenues generated from non-cash transactions. Non-cash revenues are recorded based on comparable cash transactions. Revenue is recognized when the Company completes all of its

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

obligations under the agreement. For barter agreements, the Company records a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. The Company recognized $9.8 million, $948,000 and $852,000 as revenue from barter agreements for the years ended December 31, 2000, 1999 and 1998, respectively. The Company also recognizes revenue associated with providing services in exchange for warrants. For warrants that vest based on the Company's future performance, the amount recorded in revenue is based on the fair value of the warrant. For warrants that are fully vested upon execution of a contract, the fair value of the warrant is determined on the date of the contract execution and the revenue is straight-lined over the life of the contract.

   Cost of revenues: Cost of revenues consists of expenses associated with the delivery, maintenance and support of our consumer and commerce services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees.

   Product development expenses: Product development expenses consist principally of personnel costs for research, design, maintenance and on-going enhancements of the proprietary technology.

   Sales, general and administrative expense: Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, advertising and promotion expenses, carriage fees, professional service fees, occupancy and general office expenses and travel expenses for sales and management personnel.

   Advertising costs: Costs for print advertising are recorded as expense when the advertisement appears. Advertising costs related to electronic impressions are recorded as expense as impressions are provided. Cash advertising expense totaled approximately $5.8 million, $5.1 million and $840,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company recorded approximately $8.7 million, $878,000 and $646,000 in non-cash advertising expense for the years ended December 31, 2000, 1999 and 1998, respectively.

   Acquisition and other related charges: Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to the acquisitions, such as investment banking, legal and accounting fees.

   Impairments and other charges: Impairment and other charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Impairment and other charges for the year ended December 31, 2000, includes settlement charges on two litigation matters of $1.73 million (Note 9), impairment of intangible assets of $8.97 million (Note
5), impairment of investments of $9.81 million (Note 4), allowance for an employee loan in the amount of $3.1 million (Note 3), $3.0 million for estimated liability for past overtime worked (Note 9) and $2.89 million of warrant expense recorded for the fair value of warrants issued by Prio. Prio had previously issued warrants for services provided. Subsequent to the acquisition of Prio, the agreement with these warrants was terminated and the remaining unvested warrants accelerated to full vesting. Impairment and other charges for the year ended December 31, 1999 consist of charges associated with litigation settlements. Impairment and other charges for the year ended December 31, 1998 consist of $4.5 million for charges associated with a litigation settlement and $398,000 associated with impairment write-off of technology Go2Net acquired from the Playsite company acquisition.

   Restructuring charges: Restructuring charges for the year ended December 31, 2000 reflect actual and estimated costs associated with the closures of our Dallas, Texas facility and our Ottawa, Canada facility. These costs are primarily comprised of the write-off of leasehold improvements, early lease termination penalties and

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

personnel costs. The Company acquired both of these facilities in the acquisition of Saraide, Inc. in March 2000 (Note 11). The determination to close the Dallas, Texas facility was made in the second quarter of 2000. The determination to close the Ottawa, Canada facility was made in the fourth quarter of 2000.

   Minority interest: The minority interest reflected on the balance sheet as of December 31, 2000 and the statement of operations for the year ended December 31, 2000 consists of the employee-owned portion of the InfoSpace Venture Fund 2000, LLC (Note 4).

   Cumulative effect of change in accounting principle: On January 1, 2000, the Company adopted SAB 101, Revenue Recognition in Financial Statements. Prior to January 1, 2000, the Company recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB 101, the Company would have deferred revenue of $2.1 million as of January 1, 2000 originally recorded in prior years. In accordance with SAB 101, the Company recorded a cumulative effect of change in accounting principle of $2.1 million. The Company recognized $2.0 million in revenue in the year ended December 31, 2000 related to this deferred revenue. The remaining amount will be recognized from January 2001 through November 2001.

   Foreign currencies: Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the period. Realized gains and losses on foreign currency transactions are included in Other income, net.

   Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and trade receivables. These instruments are generally unsecured and uninsured. The Company also has notes receivable that subject the Company to concentration of credit risk (Note 3). The Company places its cash equivalents and investments with major financial institutions. The Company operates in one business segment and sells consumer and commerce services to various companies across several industries. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the years ended December 31, 2000 no one customer accounted for more than 10% of revenues. For the years ended December 31, 1999 and 1998, one customer accounted for approximately 11% of revenues. At December 31, 2000, one customer accounted for approximately 18% of accounts receivable and another customer accounted for approximately 15% of accounts receivable. Both these balances have been collected subsequent to year-end. At December 31, 1999, no one customer accounted for more than 10% of accounts receivable.

   Fair value of financial instruments: Financial instruments consist primarily of cash and cash equivalents, investments, trade and notes receivables, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities, deferred revenues and warrants in other entities. Except for the fair values of investments disclosed in Notes 2 and 4, the Notes and other receivables disclosed in Note 3 and the warrants disclosed later in Note 1, the carrying value of financial instruments approximate fair value due to their short maturities.

   Income taxes: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

assets and liabilities. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

   Reclassification: Certain reclassifications have been made to the 1999 and 1998 balances to conform with the 2000 presentation.

   Stock splits: A two-for-one stock split of the Company's common stock was effected in May 1999. A second two-for-one stock split of the Company's common stock was effected in January 2000. A third two-for-one stock split of the Company's common stock was effected in April 2000. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for these stock splits.

   Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from estimates.

   Recent accounting pronouncements: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for the Company for the fiscal year beginning January 1, 2001. SFAS 133 as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in fair value of the derivative and the hedged item will be recorded in other comprehensive income (OCI) and will be recognized on the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

   The Company's management has determined that certain warrants held to purchase stock in other companies will be derivative instruments under SFAS
133. The Company will record a cumulative effect of change in accounting principle in net income of $3.0 million on January 1, 2001 to record these warrants on the balance sheet at fair value. Except as it relates to these warrants, management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

Note 2: Balance Sheet Components

   Short-term and long-term investments classified as available-for-sale at December 31, 2000 consist of the following, stated at fair market value:

                                                                    Fair Value
                                                                   ------------
       Corporate notes and bonds.................................. $120,371,938
       U.S. Government securities.................................   39,609,418
       Commercial paper...........................................    6,154,783
       Taxable municipal bonds....................................   80,800,000
       Certificate of deposit.....................................    1,750,000
                                                                   ------------
                                                                   $248,686,139
                                                                   ============

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   Maturity information is as follows:

                                             Unrealized Unrealized     Fair
                                                Gain       Loss       Value
                                             ---------- ---------- ------------
     Within one year........................  $ 15,263   $(61,938) $216,234,797
     1 year through 5 years.................   303,836        --     32,451,342
                                              --------   --------  ------------
                                              $319,099   $(61,938) $248,686,139
                                              ========   ========  ============

   Short-term and long-term investments classified as held-to-maturity at December 31, 1999 consist of the following:

                                             Gross      Gross
                               Amortized   Unrealized Unrealized      Fair
                                  Cost        Gain       Loss        Value
                              ------------ ---------- ----------  ------------
     Corporate notes and
      bonds.................. $100,604,357  $ 61,109  $(530,513)  $100,134,953
     U.S. Government
      securities.............   52,920,693    14,198   (249,720)    52,685,171
     Commercial paper........   27,362,325   147,997        --      27,510,322
     Certificates of
      deposit................   15,249,543    79,125    (31,108)    15,297,560
                              ------------  --------  ---------   ------------
                              $196,136,918  $302,429  $(811,341)  $195,628,006
                              ============  ========  =========   ============

   Maturity information is as follows:

                                                       Amortized       Fair
                                                          Cost        Value
                                                      ------------ ------------
     Within one year................................. $124,720,142 $124,656,361
     1 year through 5 years..........................   71,416,776   70,971,645
                                                      ------------ ------------
                                                      $196,136,918 $195,628,006
                                                      ============ ============

   Short-term and long-term investments classified as available-for-sale at December 31,1999 consist of the following, stated at fair market value:

                                                                       Fair
                                                                      Value
                                                                   ------------
     Corporate notes and bonds.................................... $ 64,300,792
     Taxable municipal bonds......................................  145,950,000
     Certificates of deposit......................................    5,000,000
                                                                   ------------
                                                                   $215,250,792
                                                                   ============

   Maturity information is as follows:

                                            Unrealized Unrealized      Fair
                                               Gain       Loss        Value
                                            ---------- ----------  ------------
     Within one year.......................   $  --    $(114,938)  $185,591,000
     1 year through 5 years................      --     (535,802)    29,659,792
                                              ------   ---------   ------------
                                              $  --    $(650,740)  $215,250,792
                                              ======   =========   ============

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


                                                  December 31,   December 31,
                                                      2000           1999
                                                  -------------  ------------
     Property and equipment:
       Fixed assets in progress.................. $   3,398,900  $        --
       Computer equipment and data center........    32,420,529    11,277,684
       Purchased software........................    10,678,274     3,587,170
       Internally developed software.............       756,826       478,304
       Office equipment..........................       989,377       403,977
       Office furniture..........................     4,669,486       667,749
       Leasehold improvements....................    15,609,657       993,190
                                                  -------------  ------------
                                                     68,523,049    17,408,074
       Accumulated depreciation..................   (17,385,666)   (5,529,668)
                                                  -------------  ------------
                                                  $  51,137,383  $ 11,878,406
                                                  =============  ============

     Intangible assets:
       Goodwill.................................. $ 712,116,537  $228,883,077
       Core technology...........................    69,755,610    38,642,277
       Customer value/list.......................    33,758,000    18,282,338
       Trade names...............................    15,395,590    15,395,590
       Assembled workforce.......................     3,517,166     1,201,499
       Other.....................................       866,773       937,981
                                                  -------------  ------------
                                                    835,409,676   303,342,762
       Accumulated amortization..................  (214,378,127)  (43,673,193)
                                                  -------------  ------------
                                                  $ 621,031,549  $259,669,569
                                                  =============  ============

                                                  December 31,   December 31,
                                                      2000           1999
                                                  -------------  ------------
     Accrued expenses and other current
      liabilities:
       Salaries and related expenses............. $   9,374,088  $  4,052,304
       Accrued legal and accounting fees.........     2,524,743       755,932
       Accrued revenue share.....................     1,673,190     1,606,949
       Accrued carriage fees.....................       201,982       907,503
       Accrued acquisition costs.................    15,284,324           --
       Accrued settlement costs..................     1,975,000    10,500,000
       Other.....................................     6,965,670     5,634,332
                                                  -------------  ------------
                                                  $  37,998,997  $ 23,457,020
                                                  =============  ============

Note 3: Notes Receivable and Other Receivables

   On June 30, 1999, the Company loaned an unrelated third party $6.0 million at 12% interest per annum. The short-term note and accrued interest was repaid on February 7, 2000.

   On December 1, 1999, the Company loaned The boxLot Company $2.5 million. This short-term note was due by August 1, 2000, and accrues interest at 12% per annum. On January 19, 2000 and February 18, 2000, the Company loaned The boxLot Company an additional $1.5 million and $1.0 million, respectively. These two notes were due by September 1, 2000 and accrued interest at 12% per annum. The Company closed an

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

asset purchase with boxLot in December 2000. These loans were paid at close of the acquisition (Note 8). Interest was accrued on these notes through closing.

   From December 21, 1999 to February 29, 2000, the Company loaned a former officer of the Company $10.0 million. At December 31, 1999, the loan balance was $1.9 million. The promissory note is due in December 2001 and accrues interest at the prime rate. The note is secured by a pledge of the officer's shares of the Company's common stock. The pledged shares are valued at $1.6 million at December 31, 2000. The note has full recourse against the former officer. At December 31, 2000 and 1999, accrued interest on this note was $889,055 and $4,405, respectively.

   In October 2000, the Company loaned an officer of the Company $4.0 million. The non-recourse promissory note matures on December 31, 2001. The non-recourse note is secured by a pledge of 200,000 shares of the Company's common stock, valued at $1.8 million on December 31, 2000. If on the maturity date, the fair market value of the pledged shares is insufficient to repay the principle and accrued interest on the note, the Company will forgive the difference between the fair market value of the collateral and the principal plus accrued interest and will make a cash distribution to this officer sufficient to cover his resulting tax liability from the forgiveness of the debt. A valuation allowance was recorded in the amount of $3.1 million at December 31, 2000, which included potential payroll tax expense of approximately $870,000 associated with the difference between the fair market value of the stock on December 31, 2000 and the outstanding note balance. The expense was recorded in Impairment and other charges on the Statement of Operations.

   On November 14, 2000, the Company loaned an unrelated third party $1.0 million. This long-term note is due by November 14, 2002 and accrues interest at 10% per annum. The note is secured by all the proprietary technology of the borrower and is considered fully collectible. At December 31, 2000, accrued interest on this note was $12,500.

   On December 22, 2000, the Company loaned a former officer of the Company $1.4 million. The loan is not secured. The Company has taken legal action to ensure the full repayment of this loan. No valuation allowance has been recorded at December 31, 2000, as the amount is considered fully collectible.

   At December 31, 2000, the Company also had approximately $4.7 million in interest receivable, $2.5 million in other receivables, $1.0 million in a note receivable with a customer and $470,000 in short-term loans to employees and unrelated parties at various interest rates. At December 31, 1999, the Company had approximately $6.9 million in interest receivable, $1.1 million in short-term loans to employees and unrelated parties at various interest rates.

Note 4: Other Investments and InfoSpace Venture Capital Fund

 Other investments held by the Company:

   The Company invests in equity instruments of public and privately-held technology companies for business and strategic purposes. These investments are recorded as long-term assets and are classified as available-for-sale securities.

   The Company also holds warrants in public and privately-held technology companies for business and strategic purposes. Certain of these warrant agreements were issued in conjunction with a business agreement and contain certain provisions that require the Company to meet specific performance criteria under the agreement in order for the warrants to vest. When the Company meets its performance obligations it records revenue equal to the fair value of the warrants. The Company recorded revenue in the amount of $22.1 million

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

and $3.2 million for vesting in performance warrants and stock for the year ended December 31, 2000 and December 31, 1999, respectively. No warrant revenue was recognized in the year ended December 31, 1998. The Company recorded a realized gain on the sale of investments of $4.9 million and a realized loss on investments of $2.5 million for the year ended December 31, 2000. The following summarizes the other investments held by the Company at December 31, 2000 and December 31, 1999.

                                         Unrealized   Unrealized       Fair
                                Cost        Gains       Losses        Value
                            ------------ ----------- ------------  ------------
As of December 31, 2000.... $104,186,405 $ 5,447,117 $(21,413,839) $ 88,219,683
As of December 31, 1999.... $ 41,464,119 $80,220,228 $        --   $121,684,347

   In accordance with Staff Accounting Bulletin No. 59 and SFAS 115, the Company evaluated all its Other investments and recorded an other than temporary impairment of $9.8 million on two investments held by the Company at December 31, 2000 for which the Company determined there was an other than temporary decline in value.

 Investments held by the InfoSpace Venture Fund 2000 LLC:

   On January 1, 2000, the Company established the InfoSpace Venture Fund 2000, LLC. The fund invests in privately held early-stage companies primarily, but not exclusively, engaged in technology-related industries on the Internet. Investors in this fund are the Company and certain of its employees. The Company will contribute a total of $30.0 million to this fund, $27.9 million of which had been contributed as of December 31, 2000. Employees meeting the accredited investor criteria contributed $16.4 million to the fund. The Company contributed $3.0 million of its total investment on behalf of the employees of the Company employed as of March 31, 2000. The employer contribution to the employee vests on March 31, 2003. The Company recognizes this expense on a straight-line basis over the three year vesting term, $517,500 of which was recognized in the year ended December 31, 2000. Amounts forfeited during the vesting term will revert to the Company.

   The fund's investments are selected and managed by an investment committee that includes members of the Company's management. As of December 31, 2000, the Company owned 60.25% of the fund.

   All investments held in the fund are recorded at their fair market value and unrealized gains and losses on the investments are recorded as gains or losses in the statement of operations of the fund. As of December 31, 2000, the fund had $13.6 million in cash and $33.4 million in investments. The investment balance is reflected at fair market value. The Company has recognized $22.8 million of net realized and unrealized gains and losses that were recorded in Gain (loss) on investments on the Company's Consolidated Statement of Operations for the year ended December 31, 2000. This includes a write-off of an investment of $8.0 million. The Company has recorded minority interest on the Balance Sheet and Statements of Operations for the employee-owned portion of the fund. The following summarizes the investment values held by the Venture Fund at December 31, 2000. (Note 15)

                                     Unrealized Gains Unrealized Losses
                                     Recorded Through Recorded Through
                                     the Statement of the Statement of     Fair
                            Cost        Operations       Operations        Value
                         ----------- ---------------- ----------------- -----------
As of December 31,
 2000................... $18,524,012   $15,876,764       $(1,046,977)   $33,353,799

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


 Other investments of the Company and InfoSpace Venture Fund 2000 LLC combined:

                                        InfoSpace    Venture Fund    Combined
                                       ------------  ------------  ------------
Fair value as of December 31, 2000.... $ 88,219,683  $33,353,799   $121,573,482
                                       ============  ===========   ============
Fair value as of December 31, 1999.... $121,684,347  $       --    $121,684,347
                                       ============  ===========   ============
Gain (loss) on investments:
  Realized gain on sale of
   investment......................... $  4,940,000  $       --    $  4,940,000
  Realized loss on write-off of
   investment(s)......................   (2,548,125)  (8,000,000)   (10,548,125)
  Unrealized gain recorded in the
   statement of operations............          --    15,876,764     15,876,764
  Unrealized losses recorded in the
   statement
   of operations......................          --    (1,046,977)    (1,046,977)
                                       ------------  -----------   ------------
                                       $  2,391,875  $ 6,829,787   $  9,221,662
                                       ============  ===========   ============

Note 5: Intangible Impairment

   In accordance with FAS No. 121, the Company evaluated its long-lived assets and recorded a permanent impairment loss on intangible assets at December 31, 2000, of approximately $8.97 million. The impairment includes the write-off of goodwill of $6.1 million from the acquisition of Zephyr. The primary assets acquired from Zephyr were technology, knowledge of the Indian market by the two co-founders, access to scarce programming talent and the development center located in India. The technology acquired from Zephyr has been abandoned as it has no future use or value to the Company and the Company has postponed indefinitely plans to launch its services in India. The impairment also includes goodwill, core technology and assembled workforce of $2.6 million from the acquisition of Outpost. The technology acquired from Outpost has been replaced with technology acquired in other acquisitions in 2000 and is no longer in use. Additionally, transaction revenue and customer value of $226,000 from the acquisition of Haggle and an assembled workforce of $45,000 from the acquisition of Dogpile were determined to be impaired. No future cash flows from the Haggle transaction and customer value are expected and the Company received no transaction revenue in the year ended December 31, 2000. The two employees that joined the Company from Dogpile are no longer employed with the Company.

Note 6: Long-Term Debt

   The Company's long-term debt as of December 31 consists of:

                                                              2000      1999
                                                             ------- ----------
     Demand note payable.................................... $   --  $  250,000
     Equipment lease line...................................     --   1,219,331
     Loan related to joint venture..........................     --         --
     Current portion........................................     --    (783,569)
                                                             ------- ----------
     Long-term portion...................................... $   --  $  685,762
                                                             ======= ==========

   In January 1996, Prio executed a demand note with a commercial entity in the amount of $250,000. The note bore interest at LIBOR (5.82% as of December 31, 1999) plus 1% per annum, and the full principal amount plus interest was due on demand. The note could have been converted into shares of the Company's preferred stock at the then prevailing conversion or market price, until the note is paid in full. In January 2000,

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

the Company exercised its right to repay the demand note in accordance with the terms of the note payable, by sending a check for full amount of principal and accrued interest. The lender rejected the repayment on the grounds that it had attempted to convert the note in early 1998. The Company settled with the lender and paid an additional $357,195, which was accrued in 2000. This debt was assumed in the pooling transaction with Prio, Inc.

   In June 1997, the Company entered into a loan and security agreement with Phoenix Leasing Incorporated. The notes bear interest at effective rates ranging from 15.0% to 16.4% per annum. This note was paid in full in 2000. This debt was assumed in the pooling transaction with Prio, Inc.

Note 7: Stockholders' Equity

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

   In April 1999, the Company closed a follow-on offering. The Company sold 17,360,000 shares and raised approximately $185 million, net of expenses. Certain shareholders sold 12,080,000 shares.

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

   On January 21, 2000, the Board of Directors approved a two-for-one stock split of the Company's common stock. The stock split was effected on April 6, 2000. On April 3, 2000, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common stock to 900,000,000 shares.

   Restated 1996 Flexible Stock Incentive Plan: On June 3, 1998, the Board of Directors approved the Restated 1996 Flexible Stock Incentive Plan (the Plan). The Plan provides employees (including officers and directors who are employees) of the Company an opportunity to purchase shares of stock pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and employees, officers, directors, independent contractors and consultants of the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

of the Code (nonqualified stock options). The Plan also provides for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the Plan authorizes the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. Not more than 3,000,000 shares of stock shall be available for the grant of options or the issuance of stock under the Plan. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to option but on which the option has not been exercised shall continue to be available under the Plan. The Plan is administered by the Board of Directors. Options granted under the Plan typically vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis and expire ten years from the date of grant. Additional options have been granted to retain certain existing employees, which options vest monthly over four years.

   On June 3, 1998, the Board of Directors approved the Option Exchange Program and the Option Replacement Program, allowing employees of the Company to exchange their nonqualified stock options for incentive stock options. Nonqualified stock options to purchase a total of 2,900,424 shares were exchanged for incentive stock options to purchase the equivalent number of shares with an exercise price equal to the fair market value at the date of exchange.

   On May 24, 1999, the stockholders approved an amendment to the Plan to annually increase the number of shares reserved for issuance on the first day of the Company's fiscal year beginning January 1, 2000 by an amount equal to the lesser of (A) 8,000,000 shares, (B) three percent of the Company's outstanding shares at the end of the Company's preceding fiscal year, and (C) a lesser amount determined by the Board of Directors.

   On May 24, 1999, the stockholders approved an amendment to the Plan to limit the number of shares of Common Stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 8,000,000 shares, plus an additional 8,000,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit.

   Activity and price information regarding the 1996 Plan options are summarized as follows:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                   -----------  ----------------
Outstanding, January 1, 1998......................   8,419,000       $ 0.04
  Granted.........................................  14,704,408         1.39
  Cancelled.......................................  (2,203,000)        0.45
  Exercised.......................................     (39,832)        0.40
                                                   -----------
Outstanding, December 31, 1998....................  20,880,576         0.94
  Granted.........................................   8,006,152        14.29
  Cancelled.......................................    (698,586)        3.08
  Exercised.......................................  (3,678,472)        0.46
                                                   -----------
Outstanding, December 31, 1999....................  24,509,670         5.31
  Granted.........................................  26,841,953        37.22
  Cancelled....................................... (10,048,226)       26.14
  Exercised.......................................  (9,229,563)        1.12
                                                   -----------
Outstanding, December 31, 2000....................  32,073,834        26.70
                                                   ===========
Options exercisable, December 31, 2000............   7,513,644       $16.00
                                                   ===========

   At December 31, 2000, 1,117,360 shares were available for future grants under the 1996 Plan.

                                INFOSPACE, INC.

                 Years Ended December 31, 2000, 1999 and 1998


Go2Net, Inc. Stock Option Plans

   In connection with the acquisition of Go2Net, Inc. which was accounted for as a pooling of interests, the Company assumed two Go2Net Stock Option Plans under which incentive options and nonqualified stock options to purchase common stock may be granted to officers, advisors and employees. Options under both Go2Net stock option plans expire six years from the date of the grant. Options under the original Go2Net plan generally vest annually over a three to four year period. Options under the 2000 Go2Net plan vest over four years, 25% one year from date of grant and ratably thereafter on a quarterly basis. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 3.89 years for the original Go2Net plan and 5.5 years for the 2000 Go2Net plan. No options remain available for grant at December 31, 2000.

   Activity and price information regarding the original Go2Net Plan options are summarized as follows:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                    ----------  ----------------
Outstanding, January 1, 1998.......................  6,022,372       $ 1.12
  Granted.......................................... 12,721,779         2.79
  Cancelled........................................   (179,568)        1.16
  Exercised........................................   (409,376)        1.11
                                                    ----------
Outstanding, December 31, 1998..................... 18,155,207         2.29
  Granted.......................................... 10,097,379        32.31
  Cancelled........................................ (2,198,099)        6.57
  Exercised........................................ (4,058,363)        3.44
                                                    ----------
Outstanding, December 31, 1999..................... 21,996,124         15.4
  Granted..........................................  3,809,244         31.9
  Cancelled........................................ (3,467,863)       25.39
  Exercised........................................ (2,836,771)        4.61
                                                    ----------
Outstanding, December 31, 2000..................... 19,500,734        18.45
                                                    ==========
Options exercisable, December 31, 2000.............  7,556,606       $ 9.62
                                                    ==========

   Activity and price information regarding the 2000 Go2Net Plan options are summarized as follows:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                    ----------  ----------------
Outstanding, January 1, 2000.......................        --
  Granted.......................................... 10,103,686       $27.97
  Cancelled........................................   (395,653)       29.57
  Exercised........................................
                                                    ----------
Outstanding, December 31, 2000 ....................  9,708,033        27.91
                                                    ==========
Options exercisable, December 31, 2000.............     54,599       $26.78
                                                    ==========

   On April 17, 2000, the Company initiated the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan, a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. Under the Tandem plan Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

exercise the Saraide option or the InfoSpace option. Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 10,000,000 shares of the Company's common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 9.29 years. 4,117,500 options remain available for grant at December 31, 2000.

   Activity and price information regarding the Tandem Option Plan options are summarized as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
Outstanding, January 1, 2000........................       --
  Granted........................................... 6,558,700       $45.44
  Cancelled.........................................  (676,200)       45.44
  Exercised.........................................
                                                     ---------
Outstanding, December 31, 2000...................... 5,882,500        45.44
                                                     =========
Options exercisable, December 31, 2000.............. 1,875,000       $45.44
                                                     =========

   In connection with the acquisition of Saraide, Inc., the Company assumed the Saraide Stock Option Plan under which incentive options and nonqualified stock options to purchase common stock may be granted to officers, advisors and employees. Under the Saraide Stock Option Plan, options to purchase 357,121 shares of the Company's common stock were assumed at acquisition. Options under this stock option plan expire four years from the date of the grant. Options under the Saraide plan vest over four years on a quarterly basis. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 2.85 years. No options remain available for grant at December 31, 2000.

   Activity and price information regarding the Saraide Stock Option Plan options are summarized as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                      --------  ----------------
Outstanding at acquisition...........................  357,121       $0.48
  Cancelled..........................................   (8,056)       0.72
  Exercised.......................................... (255,241)       0.51
                                                      --------
Outstanding, December 31, 2000.......................   93,824        0.36
                                                      ========
Options exercisable, December 31, 2000...............   77,939       $0.36
                                                      ========

   In connection with the acquisition of Prio, Inc. which was accounted for as a pooling of interests, the Company assumed the Prio Stock Option Plan, under which incentive options and nonqualified stock options to purchase common stock may be granted to officers, advisors and employees. Options under this stock option plan expire ten years from the date of the grant. Options under the Prio plan vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 7.65 years. No options remain available for grant at December 31, 2000.

                                INFOSPACE, INC.

                 Years Ended December 31, 2000, 1999 and 1998


   Activity and price information regarding the Prio Stock Option Plan options are summarized as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
Outstanding January 1, 1998.........................   528,821       $ 1.37
  Granted...........................................   834,448         2.73
  Cancelled.........................................  (382,972)        1.81
  Exercised.........................................   (81,132)        0.38
                                                     ---------
Outstanding, December 31, 1998......................   899,165         2.53
  Granted...........................................   430,756         8.82
  Cancelled.........................................   (79,830)        3.52
  Exercised.........................................   (74,318)        8.29
                                                     ---------
Outstanding, December 31, 1999...................... 1,175,773         4.40
  Granted...........................................   105,230        75.16
  Cancelled.........................................  (189,125)       34.19
  Exercised.........................................  (642,077)        3.16
                                                     ---------
Outstanding, December 31, 2000......................   449,801        10.21
                                                     =========
Options exercisable, December 31, 2000..............   232,349       $ 6.29
                                                     =========

   In connection with the acquisition of INEX Corporation which was accounted for as a pooling of interests, the Company assumed the INEX Stock Option Plan under which incentive options and nonqualified stock options to purchase common stock may be granted to officers, advisors and employees. Options under this stock option plan expire five years from the date of the grant and vest one-third annually. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 2.92 years. No options remain available for grant at December 31, 2000.

   Activity and price information regarding the INEX Stock Option Plan options are summarized as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                      --------  ----------------
Outstanding, January 1, 1998.........................  114,500       $0.35
  Granted............................................   60,656        4.72
  Cancelled..........................................      --
  Exercised..........................................  (30,032)       0.12
                                                      --------
Outstanding, December 31, 1998.......................  145,124        2.25
  Granted............................................  288,272        6.53
  Cancelled..........................................      --
  Exercised.......................................... (161,100)       3.49
                                                      --------
Outstanding, December 31, 1999.......................  272,296        6.05
  Granted............................................      --
  Cancelled..........................................  (18,788)       6.23
  Exercised.......................................... (235,668)       6.06
                                                      --------
Outstanding, December 31, 2000.......................   17,840        5.73
                                                      ========
Options exercisable, December 31, 2000...............   12,384       $5.56
                                                      ========

   In connection with the acquisition of Authorize.Net, Inc., the Company assumed the Authorize.Net Stock Option Plan under which incentive options and nonqualified stock options to purchase common stock may be

                                INFOSPACE, INC.

                 Years Ended December 31, 2000, 1999 and 1998

granted to officers, advisors and employees. Under the Authorize.Net Stock Option Plan, options to purchase 185,317 shares of the Company's common stock were reserved for grants. Options under this stock option plan expire six years from the date of the grant. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 4.5 years. No options remain available for grant at December 31, 2000.

   Activity and price information regarding the Authorize.Net Stock Option Plan options are summarized as follows:

                                                                Weighted Average
                                                       Options   Exercise Price
                                                       -------  ----------------
Outstanding at acquisition............................ 185,317       $0.43
  Cancelled...........................................     --
  Exercised........................................... (55,635)       0.43
                                                       -------
Outstanding, December 31, 1999........................ 129,682        0.43
  Granted.............................................     --
  Cancelled...........................................     --
  Exercised........................................... (69,690)       0.43
                                                       -------
Outstanding, December 31, 2000........................  59,992        0.43
                                                       =======
Options exercisable, December 31, 2000................  59,992       $0.43
                                                       =======

   In connection with the acquisition of IQC, the Company assumed the IQC Stock Option Plan under which incentive options and nonqualified stock options to purchase common stock may be granted to officers, advisors and employees. Under the IQC Stock Option Plan, options to purchase 128,449 shares of the Company's common stock were reserved for grants. Options under this stock option plan expire ten years from the date of the grant. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 4.36 years. No options remain available for grant at December 31, 2000.

   Activity and price information regarding the IQC Stock Option Plan options are summarized as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                      --------  ----------------
Outstanding at acquisition...........................  128,449       $1.71
  Cancelled..........................................
  Exercised.......................................... (117,031)       1.72
                                                      --------
Outstanding, December 31, 1999.......................   11,418        1.69
  Granted............................................      --
  Cancelled..........................................      --
  Exercised..........................................   (1,820)       1.69
                                                      --------
Outstanding, December 31, 2000.......................    9,598        1.69
                                                      ========
Options exercisable, December 31, 2000...............    9,598       $1.69
                                                      ========

   In connection with the acquisition of Web21 which was accounted for as a pooling of interests, the Company assumed the Web 21 Stock Option Plan under which incentive options and nonqualified stock options to purchase common stock may be granted to officers, advisors and employees. Options under this stock option plan expire ten years from the date of the grant. Options under the Web 21 plan vest over a four year period from the date of grant. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 2.0 years. No options remain available for grant at December 31, 2000.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   Activity and price information regarding the Web 21 Stock Option Plan options are summarized as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                      --------  ----------------
Outstanding, January 1, 1998.........................  152,438       $1.27
  Granted............................................  204,378        4.04
  Cancelled..........................................      --
  Exercised..........................................      --
                                                      --------
Outstanding, December 31, 1998.......................  356,816        2.86
  Granted............................................      --
  Cancelled.......................................... (111,855)       4.45
  Exercised.......................................... (218,675)       2.00
                                                      --------
Outstanding, December 31, 1999.......................   26,286        3.21
  Granted............................................      --
  Cancelled..........................................   (9,263)       5.69
  Exercised..........................................   (9,888)        .02
                                                      --------
Outstanding, December 31, 2000.......................    7,135        4.41
                                                      ========
Options exercisable, December 31, 2000...............      911       $5.02
                                                      ========

   In connection with the acquisition of Silicon Investor which was accounted for as a pooling of interests, the Company assumed the Silicon Investor Stock Option Plan under which incentive options and nonqualified stock options to purchase common stock may be granted to officers, advisors and employees. Options under this stock option plan expire ten years from the date of the grant. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 3.75 years. No options remain available for grant at December 31, 2000.

   Activity and price information regarding the Silicon Investor Stock Option Plan options are summarized as follows:

                                                                Weighted Average
                                                       Options   Exercise Price
                                                       -------  ----------------
Outstanding, January 1, 1998..........................     --
  Granted.............................................  87,045       $0.35
  Cancelled Exercised................................. (40,039)       0.06
                                                       -------
Outstanding, December 31, 1998........................  47,006        0.59
  Granted.............................................     --
  Cancelled...........................................     --
  Exercised........................................... (35,574)       0.06
                                                       -------
Outstanding, December 31, 1999........................  11,432        2.23
  Granted.............................................     --
  Cancelled...........................................     --
  Exercised...........................................  (9,608)       2.28
                                                       -------
Outstanding, December 31, 2000........................   1,824        1.98
                                                       =======
Options exercisable, December 31, 2000................   1,824       $1.98
                                                       =======

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   The Company granted nonqualified stock options outside of the 1996 Plan to purchase common stock to certain employees of the Company. These options under this stock option plan expire ten years from the date of the grant and vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. The total weighted average contractual life for the options outstanding at December 31, 2000 was approximately 5.99 years.

   Activity and price information regarding the options are summarized as follows:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                    ----------  ----------------
Outstanding, January 1, 1998.......................  2,844,840      $0.3566
  Granted..........................................  1,192,000        .0025
  Cancelled........................................ (1,552,000)       .0025
  Exercised........................................ (2,167,488)       .4616
                                                    ----------
Outstanding, December 31, 1998.....................    317,352        .0418
  Granted..........................................        --
  Cancelled........................................    (58,336)       .0025
  Exercised........................................   (141,312)       .0481
                                                    ----------
Outstanding, December 31, 1999.....................    117,704        .0537
  Granted..........................................        --
  Cancelled........................................        --
  Exercised........................................     (5,000)       .0025
                                                    ----------
Outstanding, December 31, 2000.....................    112,704        .0559
                                                    ==========
Options exercisable, December 31, 2000.............     97,704      $ .0559
                                                    ==========

   Information regarding stock option grants for all plans during the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                   Year Ended                     Year Ended                     Year Ended
                               December 31, 2000              December 31, 1999              December 31, 1998
                         ------------------------------ ------------------------------ ------------------------------
                                    Weighted                       Weighted                       Weighted
                                    Average   Weighted             Average   Weighted             Average   Weighted
                                    Exercise  Average              Exercise  Average              Exercise  Average
                           Shares    Price   Fair Value   Shares    Price   Fair Value   Shares    Price   Fair Value
                         ---------- -------- ---------- ---------- -------- ---------- ---------- -------- ----------
Exercise price exceeds
 market price...........        --      --        --        66,248  $24.15    $ 6.92    1,004,908  $3.17       --
Exercise price equals
 market price........... 46,910,416  $36.31    $29.65   17,994,531  $24.46    $22.60   23,074,750  $1.88     $0.78
Exercise price is less
 than market price......    865,518  $ 7.37    $30.97    1,075,662  $ 4.53    $17.62    5,725,056  $2.23     $1.43

   The Company has elected to follow the measurement provisions of Accounting Principles Board Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. In those cases where options have been granted when the option price is below fair market value, the Company recognizes compensation expense over the vesting period using the aggregated percentage of compensation

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

accrued method as prescribed by Financial Standards Accounting Board Interpretation No. 28. Compensation expense of $1,712,859, $2,864,761 and $1,533,920 was recognized during the years ended December 31, 2000, 1999 and 1998, respectively.

   To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted: risk-free interest rate of 6.0% for the 1998 grants, 6.56% for the 1999 grants and 5.71% for the 2000 grants, expected dividend yield of 0-% for all periods; volatility of zero to 73% for the 1998 grants, 121% to 313% for the 1999 grants and 134% to 289% for the 2000 grants; and an expected life of six years for the 1998 grants and five years for the 1999 and 2000 grants.

   Had compensation expense for the Plan been determined based on the fair value of the options at the grant dates for awards under the Plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net losses for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                                  Year Ended
                                   ------------------------------------------
                                       2000           1999           1998
                                   -------------  -------------  ------------
Net loss available to common
 shareholders as reported......... $(282,412,396) $(240,131,104) $(28,538,115)
Net loss available to common
 shareholders, pro forma.......... $(817,113,478) $(359,431,225) $(34,909,917)
Basic and diluted net loss per
 share, pro forma................. $       (2.68) $       (1.39) $      (0.23)

   Additional information regarding options outstanding as of December 31, 2000, is as follows:

                              Options Outstanding        Options Exercisable
                        -------------------------------- --------------------
                                     Weighted
                                      Average   Weighted             Weighted
                                     Remaining  Average              Average
         Range of         Number    Contractual Exercise   Number    Exercise
      Exercise Prices   Outstanding Life (yrs.)  Price   Exercisable  Price
      ---------------   ----------- ----------- -------- ----------- --------
     $ 0.0025 -   0.43   1,297,226     5.71      $ 0.08   1,152,579   $ 0.07
     $ 0.50   -   1.21   4,241,702     2.82        1.03   3,013,586     1.08
     $ 1.31   -   1.88   1,508,465     7.63        1.79     625,218     1.82
     $ 2.063  -   3.03   4,737,599     3.68        2.38   2,755,273     2.33
     $ 3.17   -   5.89   2,618,732     6.45        4.97     872,137     5.28
     $ 6.19   -  10.84   1,734,586     7.62        8.68     552,455     8.80
     $10.94   -  12.97   4,892,734     9.19       11.45     862,703    11.82
     $13.04   -  18.81   9,020,998     9.49       18.25   2,875,572    18.70
     $19.78              1,850,817     5.36       19.78      10,560    19.78
     $20.38   -  26.51   3,197,749     7.04       24.30     137,925    24.74
     $26.78   -  29.94   5,889,468     6.15       27.10     179,038    27.99
     $30.01   -  33.82   5,087,841     5.28       31.52     730,382    32.45
     $34.35   -  44.71   6,261,432     6.79       37.81     753,360    38.31
     $45.05   -  45.94  10,102,782     9.09       45.44   2,661,605    45.43
     $46.11   -  63.25   3,740,688     8.03       53.67     310,157    51.35
     $67.50   - 126.75   1,735,000     9.15       93.92         --
                        ----------                       ----------
                        67,917,819     7.14      $25.93  17,492,550   $16.14
                        ==========                       ==========

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   In connection with the May and August 1998 private placement offering, the Company issued warrants to purchase 16,510,688 shares of common stock to five third-party participants for consulting services performed in identifying, structuring and negotiating future financings. These warrants can be exercised at any time up until their expirations which are between May 21, 2008 and August 6, 2008. The activity and additional information are as follows:

         Outstanding, January 1, 1999................. 16,510,688
         Exercised.................................... (1,870,872)
                                                       ----------
         Outstanding, December 31, 1999............... 14,639,816
         Exercised....................................   (723,352)
                                                       ----------
         Outstanding, December 31, 2000............... 13,916,464
                                                       ==========

                                                         Number
         Range of Exercise prices                      Outstanding
         ------------------------                      -----------
         $0.25  - 0.50................................  7,460,904
         $0.625 - 0.75................................  3,247,176
         $1.25........................................  3,208,384

   In July 1998, the Company issued warrants to purchase 3,823,736 shares of common stock at an exercise price of $.0025 to a former consultant in conjunction with the acquisition of Outpost. All of these warrants were exercised in 1999.

   On August 24, 1998, the Company issued to AOL warrants to purchase up to 7,919,328 shares of common stock, which warrants vest in 16 equal quarterly installments over four years, conditioned on the delivery by AOL of a minimum number of searches each quarter on the Company's white pages directory service. The warrants have an exercise price of $1.50 per share. The warrants were valued using the fair value method, as required under SFAS No. 123. The fair value of the warrants was approximately $3,300,000 at the date of grant, and is being amortized ratably over the four-year vesting period. The underlying assumptions used to determine the value of the warrants are an expected life of six years and a 5.5% risk-free interest rate. AOL exercised 3,464,696 warrants in 2000.

   The Company assumed warrants to purchase 144,404 shares of the Company's common stock as a result of the acquisition of INEX Corporation (Note 8). These warrants were issued to seven third-party INEX investors. Two of the third party investors exercised 24,486 of the warrants in December 1999. The remaining warrants were exercised during 2000.

   The Company assumed warrants to purchase 474,203 shares of the Company's stock as a result of the acquisition of Prio, Inc. with an exercise price of $9.97 per share. The warrants were issued to a third-party investor in December of 1998 and are exercisable over a maximum of a 48 month period, based on achievement of performance milestones and other criteria as defined in the warrant agreement. In 1999, Prio recorded warrant expense for all the warrants issued of $18 million based on the fair value of these warrants using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 75%; contractual life of nine years; and risk-free interest rate of 6.37%. The compensation cost for the unvested warrants was remeasured when vesting occurred and additional warrant expense of $2.9 million was recognized in the year ended December 31, 2000. This warrant expense for 2000 was recorded in Impairment and other charges on the Statement of Operations. All of these warrants were exercised in 2000.

   Stock purchase rights plan: On June 26, 1998, the Board of Directors approved the InfoSpace Stock Purchase Rights Plan. The plan was offered to employees of the Company and its subsidiaries. The purpose of

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

the plan was to provide an opportunity for employees to invest in the Company and increase their incentive to remain with the Company. A maximum of 4,000,000 shares of common stock were available for issuance under the plan. During July 1998, the Company offered shares to employees under the plan, resulting in the sale of 1,786,008 shares at $.94 per share. The plan was terminated on August 24, 1998.

   1998 Employee stock purchase plan: The Company adopted the 1998 Employee Stock Purchase Plan (the ESPP) in August 1998. The ESPP was implemented upon the effectiveness of the initial public offering. The ESPP is intended to qualify under Section 423 of the Code, and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or subsidiary's common stock and the Company's executives may not participate in the ESPP. An aggregate of 3,600,000 shares of common stock are authorized for issuance under the ESPP.

   The ESPP was implemented with six-month offering periods, with the first such period commencing upon the effectiveness of the initial public offering and ending July 31, 1999. Thereafter, offering periods will begin on each February 1 and August 1. The price of common stock purchased under the ESPP will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period, except that the purchase price for the first offering period was equal to the lesser of 100% of the initial public offering price of the common stock offered hereby and 85% of the fair market value on July 31, 1999. The ESPP does not have a fixed expiration date, but may be terminated by the Company's Board of Directors at any time. There were 152,580 shares issued for the ESPP offering period which ended on July 31, 1999 and 55,092 shares for ESPP periods that ended in 2000.

   Preferred stock dividend: On March 15, 1999, Go2Net entered into a Stock Purchase Agreement under which Go2net agreed to issue and sell to Vulcan Ventures Incorporated ("Vulcan") shares of the Go2Net's Series A Convertible Preferred Stock. The First Issuance was consummated concurrently with the execution of the Stock Purchase Agreement on March 15, 1999 for the equivalent of 9,222,892 shares of the Company's Common Stock. The Second Issuance was consummated June 17, 1999 for the equivalent of 7,285,031 shares of the Company's Common Stock. On the dates of the First Issuance and Second Issuance, the price of Go2Net's Series A Convertible Preferred Stock was at a discount to the price of the common stock into which the preferred stock was then convertible. The discount of $159,930,733 was recognized as a dividend to Vulcan at the issuance dates.

Note 8: Business Combinations

   The boxLot Company: On December 7, 2000, the Company closed an asset purchase with The boxLot Company. The Company acquired certain assets including interactive on-line variable pricing and dynamic pricing engine technology, equipment and domain names. The Company exchanged $2.6 million of cash and 501,527 shares of the Company's common stock in this transaction for a total purchase price of $8.9 million and recorded goodwill of $9.2 million which is being amortized over three years. The Company incurred acquisition costs of $227,427.

   Go2Net, Inc.: On October 12, 2000, the Company completed the merger with Go2Net, Inc., a publicly-held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 74,154,448 shares of the Company's common stock for all of the preferred and common shares of Go2Net. The consolidated balance sheet as of December 31, 2000 and 1999 and the consolidated statements of operations, statements of cash flow and statements of stockholder's equity for the years ended December 31, 2000, 1999 and 1998 are presented as

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

if Go2Net was a wholly owned subsidiary since inception. The revenue of the Company and Go2Net for the nine months ended September 30, 2000 was $76.0 million and $72.9 million, respectively. The net loss for the Company and Go2Net for the nine months ended September 30, 2000 was $155.0 million and $27.3 million, respectively.

   iJapan Corporation: On September 13, 2000, the Company acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million in cash. The entire purchase price was recorded in intangible assets and is being amortized over three years.

   TDLI.com Limited: On August 31, 2000, the Company acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace's services in Europe. The Company acquired TDLI.com for purchase consideration of 3,420,308 shares of the Company's common stock and acquisition expenses of $1.6 million. The Company recorded $118.5 million in intangible assets. The Company now has 100% ownership and control of TDL InfoSpace. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16. Prior to the acquisition of 100% ownership, the Company's investment in TDLI was accounted for under the equity method.

   The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

     Tangible assets acquired................................... $  8,186,943
     Liabilities assumed........................................   (7,430,408)
                                                                 ------------
       Book value of net assets acquired........................ $    756,535
                                                                 ============
     Purchase price:
       Fair value of net assets acquired........................ $116,504,241
       Elimination of joint venture investment and receivable...      597,692
       Book value of net assets acquired........................     (756,408)
       Acquisition costs........................................    1,606,516
                                                                 ------------
     Excess of purchase price over net assets acquired,
      allocated to goodwill..................................... $118,450,702
                                                                 ============

   Orchest, Inc.: On August 4, 2000, the Company acquired all of the common stock of Orchest, Inc. for purchase consideration of 255,288 shares of the Company's common stock and acquisition expenses of $72,060. The Company recorded $8,359,418 for intangible assets. Orchest was a privately held provider of financial services technology that enables users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase in accordance with APB No. 16.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

     Tangible assets acquired..................................... $    3,169
     Liabilities assumed..........................................   (393,695)
                                                                   ----------
       Book value of net liabilities acquired..................... $ (390,526)
                                                                   ==========
     Purchase price:
       Fair value of net assets acquired.......................... $7,896,832
       Book value of net liabilities acquired.....................    390,526
       Acquisition costs..........................................     72,060
                                                                   ----------
     Excess of purchase price over net assets acquired, allocated to goodwill................................................. $8,359,418
                                                                   ==========

   IQorder.com, Inc.: On July 3, 2000, the Company acquired all of the common stock of IQorder.com for purchase consideration of 989,959 shares of the Company's common stock and acquisition expenses of $132,088. The Company recorded a non-recurring charge of $6.0 million for in-process research and development. IQorder was a privately-held company that developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. The acquisition was accounted for as a purchase in accordance with APB No. 16.

   The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

     Tangible assets acquired....................................  $ 1,714,903
     Liabilities assumed.........................................   (4,319,475)
                                                                   -----------
       Book value of net liabilities acquired....................   (2,604,572)
     Fair value adjustments:
       Fair value of purchased technology, including in-process
        research and development.................................  $ 8,600,000
       Fair value of assembled workforce.........................      150,000
                                                                   -----------
       Fair value of net assets acquired.........................  $ 6,145,428
     Purchase price:
       Fair value of shares issued...............................  $54,682,107
       Fair value of options assumed.............................   11,092,051
       Fair value of net liabilities acquired....................   (6,145,428)
       Acquisition costs.........................................      132,088
                                                                   -----------
     Excess of purchase price over net assets acquired, allocated to goodwill................................................  $59,761,268
                                                                   ===========

   Millet Software, Inc.: On March 31, 2000, the Company acquired all of the common stock of Millet Software for purchase consideration of 488,224 shares of the Company's common stock and acquisition expenses of $254,531. The Company recorded a charge of $2.4 million for in-process research and development. Millet was a privately held company that developed secure technology that provides an automated process for filling in payment forms. The acquisition was accounted for as a purchase in accordance with APB No. 16.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


Tangible assets acquired.......................................... $   100,354
Liabilities assumed...............................................    (204,374)
                                                                   -----------
  Book value of net liabilities acquired..........................    (104,020)
Fair value adjustments:
  Fair value of purchased technology, including in-process
   research and development....................................... $ 6,000,000
  Fair value of assembled workforce...............................     170,000
                                                                   -----------
Fair value of net assets acquired................................. $ 6,065,980
                                                                   ===========
Purchase price:
  Fair value of shares issued..................................... $24,361,071
  Fair value of options assumed...................................   5,286,548
  Fair value of net assets acquired...............................  (6,065,980)
  Acquisition costs...............................................     254,531
                                                                   -----------
Excess of purchase price over net assets acquired, allocated to goodwill......................................................... $23,836,170
                                                                   ===========

   The $6,000,000 value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 2000, include the write-off of $2,400,000 of purchased in-process research and development. The remaining $3,600,000 represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill and assembled workforce over an estimated life of five years.

   Saraide Inc.: On March 10, 2000 the Company acquired eighty percent of the common stock of Saraide, Inc. (formerly saraide.com, inc.), a privately held provider of wireless Internet services in Europe, Japan and Canada, for purchase consideration of 9,233,672 shares of the Company's common stock and acquisition expenses of $373,831. The acquisition was accounted for as a purchase in accordance with APB No. 16.

   The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Tangible assets acquired......................................... $ 13,550,326
Liabilities assumed..............................................  (30,902,846)
                                                                  ------------
  Book value of net liabilities acquired.........................  (17,352,520)
Fair value adjustments:
  Fair value of purchased technology, including in-process
   research and development...................................... $ 97,000,000
  Fair value of contract in place................................   16,000,000
  Fair value of assembled workforce..............................    2,100,000
                                                                  ------------
Fair value of net assets acquired................................ $ 97,747,480
                                                                  ============
Purchase price:
  Fair value of shares issued.................................... $334,308,458
  Fair value of options assumed..................................   12,713,748
  Fair value of net assets acquired..............................  (97,747,480)
  Acquisition costs..............................................      373,831
                                                                  ------------
Excess of purchase price over net assets acquired, allocated to goodwill........................................................ $249,648,557
                                                                  ============

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   The $97,000,000 value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 2000, include the write-off of $71,700,000 of purchased in-process research and development. The remaining $25,300,000 represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill, assembled workforce and contract list over an estimated life of five years.

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

   Prio, Inc.: On February 14, 2000, the Company completed the merger with Prio, Inc., a privately held provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 9,322,418 shares of the Company's common stock for all of the preferred and common shares of Prio. The consolidated balance sheets as of December 31, 2000 and December 31, 1999 and the consolidated statements of operations, statements of cash flow and statements of stockholder's equity for the years ended December 31, 2000, 1999 and 1998 are presented as if Prio was a wholly owned subsidiary since inception.

 Unaudited pro forma information--significant acquisitions in 2000:

   The following unaudited pro forma information shows the results of the Company for the year ended December 31, 2000 as if the acquisitions of TDLI.com, IQorder.com and Saraide occurred on January 1, 2000. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated or which may occur in the future.

                                                                  Year ended
                                                               December 31, 2000
                                                               -----------------
     Revenues:
       InfoSpace..............................................   $ 214,529,824
       TDLI.com, IQorder.com and Saraide......................       1,742,505
                                                                 -------------
                                                                 $ 216,272,329
                                                                 =============
     Net Loss:
       InfoSpace..............................................   $(282,412,396)
       TDLI.com, IQorder.com and Saraide......................     (19,042,851)
       Elimination of TDLI joint venture income...............         (64,207)
                                                                 -------------
                                                                 $(301,519,454)
                                                                 =============

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


 Pooling transactions in 2000:

   The following presents previously reported revenues and net loss for acquisitions accounted for as pooling-of-interests in 2000.

                                                    Year ended December 31,
                                                   ---------------------------
                                                       1999           1998
                                                   -------------  ------------
     Revenue:
       InfoSpace.................................. $  36,907,171  $  9,623,360
       Prio.......................................       483,132         8,567
       Go2Net.....................................    34,949,187     8,883,465
       Elimination of intercompany with Go2Net....      (359,911)      (25,257)
                                                   -------------  ------------
                                                   $  71,979,579  $ 18,490,135
                                                   =============  ============

     Net loss applicable to common shareholders:
       InfoSpace.................................. $ (21,693,775) $(11,818,703)
       Prio.......................................   (35,878,014)  (14,150,148)
       Go2Net.....................................  (182,406,968)   (2,592,418)
       Elimination of intercompany with Go2Net....      (152,347)       23,154
                                                   -------------  ------------
                                                   $(240,131,104) $(28,538,115)
                                                   =============  ============

   Zephyr Software Inc: On December 29, 1999, the Company acquired all of the common stock of Zephyr Software Inc., a privately held company, and its wholly owned subsidiary Zephyr Software (India) Private Limited ("Zephyr") for a purchase consideration of 651,392 shares of the Company's common stock and acquisition expenses of $539,512. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16. The Company recorded $9.2 million of goodwill and acquired net liabilities of $20,690. The goodwill was written off for impairment at December 31, 2000
(Note 5).

   eComLive.com, Inc.: On December 16, 1999, the Company acquired all of the common stock of eComLive.com, Inc., a privately held company, for a purchase consideration of 1,372,712 shares and acquisition expenses of $582,246. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. The Company recorded $27.1 million in goodwill, $5.3 million for purchased technology which includes a $2.0 million charge for in-process research and development, $140,000 of assembled workforce and acquired net liabilities of $925. The $3.3 million of capitalized technology represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill over an estimated life of five years.

   Free Yellow: On October 27, 1999, Go2Net acquired all of the stock of Free Yellow, a privately held company, for purchase considerations of 608,173 shares and approximately $1.0 million in cash. The total transaction was valued at $20.0 million and was recorded as a purchase transaction.

   Union-Street.com: On October 14, 1999, the Company acquired all of the common stock of Union-Street.com, a privately held company, for a purchase consideration of 1,746,588 shares and acquisition expenses of $395,656. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. The Company recorded $15.5 million of goodwill, $5.3 million for purchased technology which includes $3.3 million of in-process research and development, $160,000 of assembled workforce and acquired

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

net liabilities of $107,219. The $2.0 million of capitalized technology represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill over an estimated useful life of five years.

   INEX Corporation: On October 14, 1999, the Company completed the merger with INEX Corporation, a privately held company that developed and marketed Internet commerce applications to deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 3,600,000 shares of common stock for (1) directly to those INEX shareholders who elected to receive our common stock in exchange for their INEX shares at the closing of the combination, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace.com Canada Holdings Inc., an indirect subsidiary of the Company, which exchangeable shares were issued to those INEX shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of outstanding warrants and options to purchase INEX common shares, which the Company assumed and which will become exercisable for shares of InfoSpace common stock. The consolidated balance sheet as of December 31, 1999 and the consolidated statements of operations, statements of cash flow and statements of stockholder's equity for the years ended December 31, 1999 and 1998 are presented as if INEX was a wholly owned subsidiary since inception.

   Dogpile, LLC: On August 4, 1999, Go2Net acquired Dogpile, LLC in exchange for 1,241,524 shares of common stock and $15 million in cash. Total consideration was valued at approximately $52 million. The acquisition was accounted for as a purchase. The purchase agreement also provided for additional payments of up to $15 million over the eighteen months following the transaction close contingent on future revenue of Dogpile. The additional payments, if any, will be accounted for as additional goodwill. $10.0 million in stock was paid out in 2000. An impairment of $45,000 for workforce related to this acquisition was recorded in the year ended December 31, 2000 (Note 5).

   Authorize.Net: On July 1, 1999, Go2Net acquired Authorize.Net in exchange for 1,645,076 shares of common stock and $13.5 million in cash. Total consideration was valued at approximately $98.6 million. The purchase price also included the value of outstanding stock options that were converted to options to purchase 185,317 of common stock. The purchase agreement also provided for additional payments to Authorize.Net of up to $55 million in stock over the two years following the transaction close contingent on future revenues and operating income of Authorize.Net. The additional payment, if any, will be accounted for as additional goodwill.

   My Agent(TM) technology: On June 30, 1999 the Company acquired the MyAgent technology and related assets from Active Voice Corporation for $18 million dollars and incurred $83,054 in acquisition costs. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. The Company recorded $13.7 million of goodwill, $4.3 million of purchased technology and $80,000 of assembled workforce. Included in purchased technology is $3.9 million of in-process research and development. These intangibles will be amortized over their useful life, which the Company has estimated to be five years. Separately, the Company also recorded a one-time charge of approximately $1.0 million for expenses related to bonus payments made to certain Active Voice MyAgent team employees who accepted employment with InfoSpace but who are under no agreement to continue their employment with InfoSpace.

   IQC Corporation: On May 13, 1999, Go2Net acquired IQC Corporation in exchange for 412,459 shares of common stock valued at approximately $19.4 million.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   Virtual Avenue: On April 28, 1999, Go2Net acquired Virtual Avenue and USAOnline in exchange for 546,000 shares of common stock valued at approximately $24.7 million.

   Haggle Online: On April 16, 1999, Go2Net acquired Haggle Online in exchange for 149,356 shares of common stock valued at approximately $6.8 million.

   Web21: On December 31, 1998, Go2Net merged with Web21 and exchanged all of the issued and outstanding capital stock of Web21 for 2,445,679 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests.

   Hypermart: On August 3, 1998, Go2Net acquired all of the issued and outstanding capital stock of Hypermart, in exchange for 1,146,592 shares of common stock. This acquisition was accounted for as a pooling of interests, and accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Hypermart.

   Outpost Network, Inc.: On June 2, 1998, the Company acquired all of the common stock of Outpost, a privately held company, for a purchase consideration of 11,999,904 shares of the Company's common stock, cash of $35,000, assumed liabilities of $264,000, and acquisition expenses of $1,957,000. In conjunction with the acquisition, the Company was required to issue warrants valued at $1,902,000 to a former consultant, which are included in acquisition costs. The transaction was accounted for as a purchase.

   Of the purchase price of $7,992,000, $2,800,000 was allocated to in-process research and development, $800,000 was allocated to core technology and existing products and $4,543,000 was recorded as goodwill. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 1998, include the write-off of the purchased in-process research and development. The goodwill, assembled workforce and core technology was written off for impairment at December 31, 2000 (Note 5).

   Silicon Investor: On June 23, 1998 Go2Net acquired all of the issued and outstanding capital stock of Silicon Investor, Inc., which began operations in April 1995, in exchange for 9,012,953 shares of common stock. In addition, Go2Net assumed 87,047 options. This acquisition was accounted for as a pooling of interests, and accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Silicon Investor.

   YPI: On May 16, 1997, the Company acquired all outstanding Membership Interest Units of YPI, a limited liability company, in a transaction accounted for as a purchase. YPI operations began to be included in the Company's financial statements on the effective date of the acquisition, May 1, 1997. In conjunction with the acquisition, the Company acquired certain advertising agreements and assumed a note payable for $90,000. The purchase price of $306,000 was allocated to advertising agreements of $85,417, note payable of $90,000 and goodwill of $310,383. The aggregate number of shares of the stock issued was derived from revenues generated by the business during the specified measurement period. Before December 31, 1997, the number of shares to be issued was finalized and a total of 680,000 shares were issued to the sellers on January 2, 1998.

Note 9: Commitments and Contingencies

   The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2005. Rent expense under operating leases totaled approximately $6.7 million, 2.0 million and 1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31:

     2001........................................................... $11,040,000
     2002...........................................................  10,908,000
     2003...........................................................  10,112,000
     2004...........................................................   9,117,000
     2005...........................................................   5,071,000
                                                                     -----------
                                                                     $46,248,000
                                                                     ===========

   The Company also has noncancellable carriage fee agreements with certain affiliates. Future payments required under noncancellable affiliate carriage fee agreements for the year ending December 31, 2001 are $3.2 million.

 Litigation:

   On December 18, 2000, an employee filed a complaint against the Company in federal court in Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The employee contends that he agreed to work for the Company on the basis of an oral representation that he would be granted more stock options than any other employee and that he would always have more stock options than any other employee. The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from the Company as well as equitable relief requiring the Company to award him the largest number of stock options of any employee in the future. Additionally, on the basis of a claim against Naveen Jain for violations of the Racketeer Influenced Corrupt Organizations Act, the employee also seeks trebling of any award of compensatory damages and recovery of his attorneys' fees and costs. No trial date has been set. The Company's management believes the Company has meritorious defenses to such claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

   One of the shareholders of INEX Corporation filed a complaint on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The plaintiff alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than one percent of the Company's Common Stock after conversion. The plaintiff also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relation and conspiracy. The complaint was amended on December 20, 1999 to allege that the Company assumed the obligations of INEX under the alleged shareholders agreement as a result of the Company's acquisition of INEX on October 14, 1999. The plaintiff seeks damages against the Company and the former INEX shareholders named in the suit for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before the acquisition, and the highest trading value of the shares of the Company's Common Stock received or receivable in the exchange prior to the date of trial. In the alternative, the plaintiff seeks special damages of $50 million Canadian. The plaintiff also seeks $500,000 Canadian in punitive damages and other remedies with regard to the disputed shares of stock. The Company has filed a response with the court, and discovery has yet to take place. The Company believes that it has meritorious defenses to such claims but litigation is uncertain and the Company may not prevail in this suit.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   On March 19, 2001, one of the Company's stockholders filed a derivative lawsuit in King County Superior Court, Seattle, Washington. The complaint names current and former executive officers and directors of the Company, their marital communities and related entities as defendants. As a shareholder derivative suit, the complaint also names InfoSpace, Inc. as a nominal defendant. The plaintiff alleges insider trading on the part of certain defendants, breach of fiduciary duties by InfoSpace directors in connection with the acquisition of Go2Net and other breaches of contractual obligations and fiduciary duties in connection with the Prio and Go2Net acquisitions. The plaintiffs are seeking various equitable remedies, including disgorgement of profits from insider trading, restitution, accounting and imposition of a constructive trust, unspecified monetary damages, and attorney's fees. The Company is currently investigating and assessing the claims at issue and preparing a response. As noted above, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. However, under some circumstances, the Company may have certain obligations to indemnify its directors and officers.

   Two of nine founding shareholders of Authorize.Net Corporation, a subsidiary recently acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Provo Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act. The case is currently in the discovery phase, which is to end on April 20, 2001. The Company has filed a motion for summary judgment on behalf of Authorize.Net and the Company's management believes the Company has meritorious defenses to such claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

   In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company's management does not believe that the disposition of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

   Settlement of litigation: In January 2001, the Company reached a settlement with an alleged former employee from a complaint that was originally filed on December 15, 1999. Under the terms of the settlement, the alleged former employee received a cash payment of $1.375 million. As this subsequent event relates to alleged services provided in prior periods, the expense has been recorded in the fourth quarter of 2000 in Impairment and other charges expense.

   Authorize.Net Corporation, a subsidiary recently acquired through the Company's merger with Go2Net, was named as a defendant in a suit filed in June 2000 which purports to be a class action brought on behalf of persons who leased "virtual terminals" to Authorize.Net among a myriad of other non-Authorize.Net products in connection with actual or proposed internet businesses. The leases were allegedly financed by a third-party unaffiliated leasing company in connection with sales efforts by a third-party unaffiliated reseller. The suit, insofar as it relates to Authorize.Net, alleges that the leases of the products at issue were actually sales and that they were financed by the leasing company at usurious rates. The suit further alleges that the reseller was acting as an agent of Authorize.Net in these activities. Authorize.Net was dismissed without prejudice as a defendant from this suit in December 2000, and no additional claims were made against Authorize.Net prior to the deadline to amend the complaint on in February 2001.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   In February 2000, the Company reached a settlement with an alleged former employee. Under the terms of the settlement, the alleged former employee received a cash payment of $10.5 million. As this subsequent event relates to alleged services provided in prior periods, the expense has been recorded in the fourth quarter of 1999 in Impairment and other charges expense.

   In February 1999, the Company reached a settlement with a former employee. Under the terms of the settlement the former employee received a cash payment of $4.5 million. As this subsequent event related to services provided in prior periods, the expense was recorded in the fourth quarter of 1998 in Impairment and other charges expense.

   Contingencies: The Company was audited by the Department of Labor in February 2001. The audit identified numerous employees, primarily former employees of Go2Net, that were improperly classified as exempt that should have been classified as non-exempt. As a result of this audit, the Company estimates this liability to be in the range of $3 million to $5 million and has recorded an accrual for $3.0 million for the past wages that are due for overtime worked. This expense is classified in Impairment and other charges on the Statement of Operations. The Company anticipates that this matter will be resolved in 2001.

Note 10: Income Taxes

   The provision for income taxes consists of the following components (in thousands):

                                                     2000      1999     1998
                                                   --------  --------  -------
     Current...................................... $   (137) $    --   $   (64)
     Deferred.....................................      --        --       --
                                                   --------  --------  -------
                                                   $   (137) $    --   $   (64)
                                                   --------  --------  -------

   The current income tax expense for the year ended December 31, 2000 is related to the Company's international operations in Europe.

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

                                                     2000      1999     1998
                                                   --------  --------  -------
     Income tax (provision) / benefit at federal
      statutory rate of 35%....................... $ 99,728  $ 28,070  $ 9,966

     Nondeductible goodwill.......................  (46,706)   (8,237)    (186)
     Nondeductible acquisition costs..............   (5,079)   (1,099)    (488)

     Nondeductible charges for purchased research
      and development.............................  (28,035)   (3,220)     --

     Change in valuation allowance resulting from
      items other than those attributable to
      paid-in capital and acquisition adjust-
      ments.......................................  (16,949)  (14,305)  (7,284)
     Other........................................   (3,096)   (1,209)  (2,072)
                                                   --------  --------  -------
     Net tax (provision) / benefit................ $   (137) $      0  $   (64)
                                                   --------  --------  -------

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   The tax effects of temporary differences and net operating loss carryforwards that give rise to the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                  2000       1999      1998
                                                ---------  --------  --------
   Deferred Tax Assets:

     Current
       Deferred revenue........................ $   5,366  $    367  $    473
       Compensation expense--stock options.....       --      2,002        59
       Other, net..............................     4,175     5,156     2,535
                                                ---------  --------  --------
     Total current.............................     9,541     7,525     3,067

     Non-current
       Net operating loss carryforward.........   375,240    51,327     4,262
       Tax credit carryforward.................     8,645     1,643       513
       Deductible acquisition costs, net.......     5,140       --        --
       Unrealized investment losses............     5,501       --        --
       Depreciation & amortization.............    10,595     2,292       233
       Other, net..............................     7,747    17,964     8,214
                                                ---------  --------  --------
     Total non-current.........................   412,868    73,226    13,222
                                                ---------  --------  --------
   Total gross deferred tax assets.............   422,409    80,751    16,289
                                                ---------  --------  --------

   Deferred Tax Liabilities:

     Non-current
       Other unrealized income.................     6,924       --        --
       Identifiable intangibles................    26,127    16,541       252
                                                ---------  --------  --------
     Total non-current.........................    33,051    16,541       252
                                                ---------  --------  --------
   Total gross deferred tax liabilities........    33,051    16,541       252
                                                ---------  --------  --------
   Net deferred tax asset / (liability)........   389,358    64,210    16,037
                                                ---------  --------  --------
   Valuation allowance.........................  (389,358)  (64,210)  (16,037)
                                                ---------  --------  --------
   Net deferred tax asset / (liability)
    balance.................................... $     --   $    --   $    --
                                                =========  ========  ========

   At December 31, 2000, 1999 and 1998, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 2000, 1999 and 1998, was $325.1 million, $48.2 million, and $10.7 million, respectively.

   As of December 31, 2000, the Company's U.S. federal net operating loss carryforward for income tax purposes was approximately $1.07 billion. If not utilized, the federal net operating loss carryforwards will expire between 2011 and 2020. Changes in ownership, as defined by Section 382 of the Code, may limit the amount of net operating loss carryforwards used in any one year. The Company's federal research tax credit carryforwards for income tax purposes are approximately $8.6 million. If not utilized, the federal tax credit carryforwards will expire between 2011 and 2020.

   Federal net operating losses of approximately $1.02 billion as of December 31, 2000 are the result of the exercise of certain employee stock options and warrants. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


Note 11: Restructuring Charges

   The Company recorded a restructuring charge of $2.3 million in the year ended December 31, 2000 for the closures of its Dallas, Texas and Ottawa, Canada facilities. The restructuring charges are broken down as follows:

                                              Restructuring
                                             Charge for the    Reserve Balance
                                               Year Ended           as of
Type of Charge              Cash / Non-Cash December 31, 2000 December 31, 2000
--------------              --------------- ----------------- -----------------
Severance and related
 costs....................         Cash        $  781,503         $297,133
Lease termination
 penalties................         Cash           583,145              --
Leasehold improvements and
 other asset disposal
 costs....................     Non-cash           957,686          253,883
                                               ----------         --------
                                               $2,322,334         $551,016
                                               ==========         ========

Note 12: Net Loss Per Share

   The Company has adopted SFAS No. 128, Earnings per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented, as discussed in Note 7, were included in the computation of diluted loss per share as they were antidilutive. Options and warrants to purchase a total of 86,288,915, 71,497,417 and 69,054,998 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 13: Information on Products and Services

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not have a material effect on the Company's primary consolidated financial statements but did affect the Company's disclosures.

   The Company generates substantially all of its revenues through integrated technology and services delivered through a common physical infrastructure, and therefore the Company has only one reportable segment. Substantially all of the Company's long-lived assets are physically located within the United States.

   Total operating expenses are controlled centrally based on established budgets by operating department. Operating departments include product development, sales and marketing, project management and customer service, and finance and administration. Assets, technology, and personnel resources of the Company are shared and utilized for all of the Company's service offerings. These resources are allocated based on contractual requirements, the identification of enhancements to the current service offerings, and other non-financial criteria. The Company does not prepare operating statements by revenue source. The Company does not account for, and does not report to management, its assets or capital expenditures by revenue source.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


 Revenue Information

   In the years ended December 31, 2000, 1999 and 1998, the Company's revenues were derived from its consumer and commerce products and services distributed to merchants and on wireline and wireless platforms. These products and services generated revenues from subscriptions, licensing, advertising and transaction fees. Contracts with customers often utilize both consumer and commerce products and services and include revenue from more than one revenue source and more than one type of revenue.

                                                  Year Ended December 31,
                                            ------------------------------------
                                                2000        1999        1998
                                            ------------ ----------- -----------
Wireline revenues.......................... $156,877,136 $56,139,487 $17,004,521
Merchant revenues..........................   36,881,896  15,176,792   1,485,614
Wireless revenues..........................   20,770,792     663,300         --
                                            ------------ ----------- -----------
Total revenues............................. $214,529,824 $71,979,579 $18,490,135
                                            ============ =========== ===========


 Geographic revenue information:


                                                        December 31,
                                            ------------------------------------
                                                2000        1999        1998
                                            ------------ ----------- -----------
United States.............................. $194,912,029 $71,603,660 $18,281,225
International..............................   19,617,795     375,919     208,910
                                            ------------ ----------- -----------
                                            $214,529,824 $71,979,579 $18,490,135
                                            ============ =========== ===========

Note 14: Related-Party Transactions:

   The Company entered into an agreement with a company whose majority owner is related to the Company's Chairman. Under the terms of the agreement the Company paid a development fee of $400,000 in 1999. This agreement includes performance warrants. The company recognized $7.3 million of revenue in 2000, $2.8 million of which was warrant revenue.

   During 2000 and 1999, Go2Net recognized revenues of approximately $580,000 and $610,000, respectively, under advertising and licensing agreements with DirectWeb, Inc, the CEO of which was a member of the Go2Net Board of Directors. Go2Net also recognized revenues of approximately $173,000 and $53,000 in 2000 and 1999, respectively, under an advertising agreement with Mercata, Inc. Vulcan Ventures is a minority shareholder in the Company and was the majority shareholder in Mercata, Inc.

   On August 7, 2000, Go2Net acquired 670,167 shares of Common Stock of TheStreet.com and received an option to buy 7.45% of the outstanding common stock. The stock and option were valued at $4.1 million. In conjunction with the equity investment Go2Net entered into an advertising, marketing and distribution agreement with TheStreet.com. Go2Net recognized revenues of $1.3 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures is a minority shareholder of TheStreet.com.

   On August 2, 2000, Go2Net acquired 10,000 shares of Preferred Stock of HealthAnswers, Inc. valued at $10.0 million. Go2Net entered into a separate distribution and marketing agreement with HealthAnswers, Inc., prior to the equity investment, on February 17, 2000. Go2Net recognized revenues of $3.6 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures is a minority shareholder of HealthAnswers, Inc.

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998


   On June 29, 2000, Go2Net acquired 1,623,377 shares of Preferred Stock of Sandbox.com valued at $10.0 million. In conjunction with the equity investment Go2Net entered into a strategic alliance agreement with Sandbox.com to distribute and market certain content. Go2Net recognized revenues of $2.7 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures is a minority shareholder of Sandbox.com.

   On June 13, 2000, Go2Net acquired 1,624,959 shares of Preferred Stock of iMandi Corporation valued at $5.0 million. In conjunction with the equity investment Go2Net entered into an advertising, marketing and distribution agreement with iMandi Corporation. Go2Net recognized revenues of $1.0 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures is a minority shareholder of iMandi Corporation.

   On February 29, 2000, G2Net acquired 3,086,095 shares of Preferred Stock of AskMe.com and received warrants to acquire an additional 202,000 shares of Common Stock. The stock and warrants were valued at $10.1 million. In conjunction with the equity investment Go2Net entered into a marketing and distribution agreement with AskMe.com, Inc. Go2Net recognized revenues of $2.1 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures is a minority shareholder of AskMe.com.

   On February 7, 2000, Go2Net acquired 130,000 shares of Common Stock of National Discount Brokers and received warrants to acquire an additional 130,000 shares of Common Stock. The warrants have been exercised and all the shares of common stock have been sold as of December 31, 2000. The stock and exercised warrants were valued at $7.8 million which was based on the value on the purchase date. In conjunction with the equity investment Go2Net entered into an advertising, marketing, distribution and license agreement with National Discount Brokers. Go2Net recognized revenues of $6.5 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures is a minority shareholder of National Discount Brokers. Go2Net's former CEO is a board member of National Discount Brokers.

   In July 1999, Go2Net acquired 896,057 shares of common stock of CommTouch Software, LTD. (CommTouch) and received warrants to acquire an additional 1,136,000 shares of common stock. The stock and warrants were valued at $22.3 million. In conjunction with the equity investment, Go2Net received one seat on the CommTouch Board of Directors and entered into a distribution and marketing agreement with CommTouch. Vulcan Ventures is a minority shareholder of CommTouch. Go2Net recognized $3.2 million and $1.1 million of revenue associated with the warrants in 2000 and 1999, respectively.

   In July 1999, Go2Net acquired 428,571 shares of common stock of Click2Learn, Inc. (Click2Learn) and received warrants to acquire an additional 428,571 shares of common stock. The stock and warrants were valued at $3.2 million In conjunction with the equity investment, Go2Net entered into a three-year marketing, distribution, licensing and co-branding partnership with Click2Learn. Vulcan Ventures is a majority shareholder of Click2Learn. Go2Net recognized $2.7 million and $577,000 of revenue associated with the warrants in 2000 and 1999, respectively.

   During the years ended December 31, 1999 and 1998, the Company sold advertising resulting in revenues of $580,912 and $19,269, respectively to other entities in which the Company's chief executive officer had equity interests.

   In 1999 and 1998, Prio advanced to its affiliate $325,000 and $175,000, respectively. Payments which are due in 13 installments, as defined in the advance agreement, through December 2001, are applied against amounts due affiliate for consulting services provided by the affiliate to Prio. The total expense for such

                                INFOSPACE, INC.

                  Years Ended December 31, 2000, 1999 and 1998

consulting services amounted to $100,000 and $270,000 for the years ended December 31, 1999 and 1998, respectively. The outstanding current portion of the advance is $0 and $187,000 as of December 31, 2000 and 1999, respectively. The long-term portion of $50,000 as of December 31, 1999 is included in Other Assets.

Note 15: Subsequent Events

Business Combinations:

   On January 1, 2001, the Company acquired Montreal, Canada-based Locus Dialogue, Inc., a developer of speech recognition-enabled applications. Under terms of the acquisition, accounted for as a purchase, the Company exchanged 5,169,150 shares of its stock for all of Locus Dialogue's outstanding shares, warrants and options valued at $146.9 million.

 Stockholder's Equity:

   In February 2001, the Company implemented the 2001 Stock Option Plan. under which nonqualified stock options to purchase common stock may be granted to employees. Under the 2001 Stock Option Plan, 25,000,000 options are available for grant. Options under this stock option plan expire ten years from the date of the grant. Options under the 2001 Plan vest over two years, 2.08% vest on a monthly basis for the first 24 months and the 50% balance vests at the end of the two year period.

 Other Investments:

   On January 26, 2001, the Company's Board of Directors approved the liquidation of the InfoSpace Venture Capital Fund 2000, LLC. As of March 2, 2001, the Company has disbursed $16,315,000 to the accredited investors. The Company expects to liquidate the fund by the end of the first quarter of 2001. The Board of Directors also approved the acceleration of the vesting of the Company's contribution on behalf of its employees. This contribution, which is estimated to be $1.6 million, will be paid out in conjunction with the dissolution of the fund. Compensation expense of $515,924 was recorded in 2000. Once the dissolution is complete, all investments held by the fund will revert to investments held by the Company.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)

   1. Consolidated Financial Statements.

   See Index to Consolidated Financial Statements at Item 8 on page 49 of this report.

   2. Financial Statement Schedules.

   All financial statement schedules required by 14(a)(2) have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   3. Exhibits.

 Number                                Description
 -------                               -----------
  3.1(1)  Restated certificate of incorporation of the registrant.

  3.2(2)  Certificate of amendment to restated certificate of incorporation.

  3.3(1)  Restated bylaws of the registrant.

  4.1(4)  Form of Certificate of the Powers, Designations, Preferences and
          Rights of Series A Preferred Stock.

  4.2(8)  Certificate of the Powers, Designations, Preferences and Rights of
          Series B Preferred Stock.

 10.1(1) Form of Indemnification Agreement between the registrant and each of its directors and executive officers.

 10.2(3)  Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option
          Grant Program for nonemployee directors under the Restated 1996
          Flexible Stock Incentive Plan.

 10.3(1)  1998 Employee Stock Purchase Plan.

 10.4(1) Form of Common Stock and Common Stock Warrant Purchase Agreements, dated May 21, 1998, between the registrant and each of Acorn
          Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
          Cunningham.

 10.5(1) Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

 10.6(1) Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett
          Partners, LLP and John and Carolyn Cunningham.

 10.7(1) Form of Common Stock Warrant, dated May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

 10.8(1) Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

 10.9(1) Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

 10.10(1) Form of Amendment to Common Stock and Common Stock Warrant Purchase
          Agreements, dated August 6, 1998, between the Registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn
          Cunningham.

 10.11(5) Lease, dated February 2000, between the registrant and Three Bellevue
          Center, LLC.

 10.12(5) Letter Agreement with Naveen Jain, dated February 10, 2000.

 10.13(2) Employment Agreement between the registrant, Saraide Inc. and Arun
          Sarin.

 10.14(6) Pier 70 Lease Agreement dated July 20, 1999.

 10.15(7) Go2Net, Inc. 2000 Stock Option Plan.

 10.16(7) Go2Net, Inc. 1996 Stock Option Plan.

 21.1(8)  Subsidiaries of the registrant.

 23.1 Consent of Deloitte & Touche LLP, Independent Auditors (relating to the financial statements of InfoSpace, Inc.).

 24.1     Power of Attorney (contained on the signature page hereto).

--------
(1) Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

(2) Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended March 31, 2000.
(3) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.
(4) Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(5) Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.
(6) Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended September 30, 2000.
(7) Incorporated by reference to the Registration Statement on Form S-8 (No. 333-47874) filed by the registrant on October 13, 2000.
(8) Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001.

   (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended December 31, 2000:

     1. On October 16, 2000, we filed a Form 8-K with the Commission to report under Item 2 that we had completed our acquisition of Go2Net, Inc.

     2. On November 14, 2000, we filed an Form 8-K/A, Amendment to Current Report on Form 8-K, with the Commission to amend the Form 8-K filed on July 10, 2000 to report under Item 7 updated financial information relating to our acquisition of TDLI.com Limited.

     3. On December 7, 2000, we filed a Form 8-K with the Commission to report under Item 5 that we had entered into a definitive agreement to acquire Locus Dialogue Inc.

   (c) Exhibits.

     See Item 14 (a) above.

   (d) Financial Statements and Schedules.

     See Item 14 (a) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          InfoSpace, Inc.

                                                     /s/ Naveen Jain
                                          By: _________________________________
                                                Naveen Jain, Chief Executive
                                             Officer and Chairman of the Board
                                          Date: March 30, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tammy D. Halstead and John M. Hall and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ Naveen Jain             Chief Executive Officer and   March 30, 2001
____________________________________  Chairman of the Board
            Naveen Jain               (Principal Executive
                                      Officer)

      /s/ Tammy D. Halstead          Chief Financial Officer       March 30, 2001
____________________________________  (Principal Financial and
         Tammy D. Halstead            Accounting Officer)

   /s/ Edmund O. Belsheim, Jr.       Chief Operating Officer and   March 30, 2001
____________________________________  Director
      Edmund O. Belsheim, Jr.

   /s/ John E. Cunningham, IV        Director                      March 30, 2001
____________________________________
       John E. Cunningham, IV

     /s/ Peter L. S. Currie          Director                      March 30, 2001
____________________________________
         Peter L. S. Currie

       /s/ David C. House            Director                      March 30, 2001
____________________________________
           David C. House

     /s/ Rufus W. Lumry, III         Director                      March 30, 2001
____________________________________
        Rufus W. Lumry, III

      /s/ William D. Savoy           Director                      March 30, 2001
____________________________________
          William D. Savoy