Form 10-Q
period 2001-03-31
INFOSPACE INC
filed 2001-05-15
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001

                                       or

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
                                Yes  X  No    .
                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding at
            Class                        April 30, 2001
            -----                        --------------
Common Stock, Par Value $.0001             324,904,998

                                INFOSPACE, INC.
                          FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1. -- Financial Statements

     Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000...........................................................   3

     Consolidated Statements of Operations and Comprehensive Loss for the
         Three Months Ended March 31, 2001 and 2000..................................   4

     Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2001 and 2000.....................................................   5

     Notes to Consolidated Financial Statements......................................   6

Item  2. -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations

     Overview........................................................................  14

     Results of Operations...........................................................  17

     Liquidity and Capital Resources.................................................  22

     Factors Affecting InfoSpace's Operating Results, Business Prospects and
       Market Price of Stock.........................................................  23

Item  3. -- Quantitative and Qualitative Disclosures About Market Risk...............  30

                          Part II - Other Information

Item 1. - Legal Proceedings..........................................................  31

Item 2. - Changes in Securities and Use of Proceeds..................................  32

Items 3 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K..........................................  33

Signature............................................................................  34

Item 1. - Financial Statements

                                INFOSPACE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS                                       March 31, 2001          December 31,
                                                                                  (unaudited)               2000
                                                                             ------------------     -----------------
                                                                                       (Amounts in thousands,
                                                                                         except share data)
Current assets:
  Cash and cash equivalents..................................................        $  180,363            $  153,913
  Short-term investments, available-for-sale.................................           101,797               216,235
  Accounts receivable, net...................................................            23,253                33,881
  Payroll tax receivable.....................................................            13,214                   620
  Notes and other receivables................................................            22,506                21,701
  Prepaid expenses and other current assets..................................             8,684                14,491
                                                                                     ----------            ----------
     Total current assets....................................................           349,817               440,841

Property and equipment, net..................................................            54,118                51,137
Long-term investments, available-for-sale....................................            82,322                32,451
Other investments............................................................            84,967               121,574
Intangible assets, net.......................................................           673,800               621,032
Other long term assets.......................................................             4,007                 5,075
                                                                                     ----------            ----------
Total........................................................................        $1,249,031            $1,272,110
                                                                                     ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................        $    4,756            $    4,537
  Accrued expenses and other current liabilities.............................            41,003                37,999
  Deferred revenue...........................................................            26,161                31,430
                                                                                     ----------            ----------
     Total current liabilities...............................................            71,920                73,966

  Long-term deferred revenue.................................................             5,026                 7,974
  Minority interest..........................................................                --                21,599
                                                                                     ----------            ----------
     Total liabilities.......................................................            76,946               103,539

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, par value $.0001-Authorized, 15,000,000 shares, issued
   and outstanding, 2 and 1 share............................................                --                   --
  Common stock, par value $.0001- authorized, 900,000,000 shares; issued and
   outstanding, 324,558,822 and 316,669,408 shares...........................                32                    32
  Additional paid-in capital.................................................         1,715,852             1,596,213
  Accumulated deficit........................................................          (533,024)             (408,647)
  Deferred expense--warrants.................................................            (1,292)               (1,495)
  Unearned stock-based compensation..........................................            (3,286)               (1,500)
  Accumulated other comprehensive loss.......................................            (6,197)              (16,032)
                                                                                     ----------            ----------
     Total stockholders' equity..............................................         1,172,085             1,168,571
                                                                                     ----------            ----------
Total liabilities and stockholders' equity...................................        $1,249,031            $1,272,110
                                                                                     ==========            ==========

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                   Three Months Ended March 31, 2001 and 2000
                                  (unaudited)

                                                                               March 31,
                                                                        -----------------------------
                                                                           2001               2000
                                                                        ----------         ----------
                                                                        (Amounts in thousands, except
                                                                               per share data)
Revenues.........................................................        $  46,565         $  38,778
Cost of revenues.................................................           11,721             6,134
                                                                         ---------         ---------
         Gross profit............................................           34,844            32,644

Operating expenses:
    Product development..........................................           11,787             6,951
    Sales, general and administrative............................           35,021            22,983
    Amortization of intangibles..................................           63,897            28,010
    Acquisition and other related charges........................              889            86,397
    Other non-recurring charges..................................            1,056             2,888
    Restructuring charges........................................            1,717                --
                                                                         ---------         ---------
         Total operating expenses................................          114,367           147,229
                                                                         ---------         ---------

         Loss from operations....................................          (79,523)         (114,585)

Gain (loss) on investments.......................................          (47,616)           23,597
Other income, net................................................            5,983             7,584
                                                                         ---------         ---------
  Loss before income tax expense, minority interest and
    cumulative effect of change in accounting principle..........         (121,156)          (83,404)

Minority interest................................................               --             9,842
Income tax expense...............................................               50                18
                                                                         ---------         ---------
  Loss before cumulative effect of change in accounting principle         (121,206)          (93,264)
Cumulative effect of change in accounting principle..............           (3,171)           (2,055)
                                                                         ---------         ---------

Net loss.........................................................        $(124,377)        $ (95,319)
                                                                         =========         =========

Basic and diluted net loss per share.............................           $(0.38)           $(0.33)
                                                                         =========         =========
Shares used in computing basic and diluted net loss per share....          323,299           289,461
                                                                         =========         =========

Net loss.........................................................        $(124,377)        $ (95,319)
  Foreign currency translation adjustment........................              238                 4
  Unrealized gains (losses) on investments.......................          (10,073)            3,982
                                                                         ---------         ---------
Comprehensive loss...............................................        $(134,212)        $ (91,333)
                                                                         =========         =========

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                  (unaudited)

                                                                                                          March 31,
                                                                                                    ----------------------
                                                                                                       2001         2000
                                                                                                    ---------     --------
                                                                                                    (Amounts in thousands)
Operating activities
  Net loss.......................................................................................   $(124,377)    $(95,319)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and other amortization.........................................................      68,187       29,821
     Warrant and stock related revenue...........................................................      (9,517)      (4,196)
     Warrants expense............................................................................         203        3,119
     Stock based compensation expense............................................................         672          260
     Bad debt expense............................................................................       2,094          558
     Loss (gain) on investments..................................................................      47,616      (23,598)
     Other non-recurring charges.................................................................       1,792           --
     Minority interest...........................................................................          17        9,762
     Loss on disposal of assets..................................................................          --           14
     In process research and development.........................................................         600       74,100
     Business acquisition costs..................................................................         289       14,685
     Cumulative translation adjustment...........................................................        (238)         502
     Cumulative effect of change in accounting principle.........................................       3,171        2,055
     Non cash service exchanged..................................................................          --          110
     Cash provided (used) by changes in operating assets and liabilities:
       Accounts receivable.......................................................................      10,206       (2,710)
       Other receivables.........................................................................     (17,124)         562
       Prepaid expenses and other current assets.................................................       3,112       (3,499)
       Other long-term assets....................................................................       1,314          (15)
       Accounts payable..........................................................................        (670)       2,971
       Accrued expenses and other current liabilities............................................      (1,980)      (3,182)
       Deferred taxes............................................................................          --       (1,291)
       Deferred revenue..........................................................................      (5,742)       7,027
                                                                                                    ---------     --------
     Net cash provided (used) by operating activities............................................     (20,375)      11,736
  Investing activities
     Business acquisitions.......................................................................        (537)     (11,738)
     Contribution (purchase) of minority interest ownership in VC Fund...........................     (16,335)      19,315
     Notes receivable............................................................................          --      (14,854)
     Other investments...........................................................................          --      (17,500)
     Purchase of fixed assets....................................................................      (5,407)      (6,524)
     Short-term investments, net.................................................................     114,438           --
     Long-term investments, net..................................................................     (49,320)      19,863
                                                                                                    ---------     --------
     Net cash provided (used) by investing activities............................................      42,839      (11,438)
  Financing activities:
     Proceeds from issuance of ESPP shares.......................................................       1,117          343
     Payments from issuance of common stock......................................................          --          (22)
     Proceeds from exercise of options and warrants..............................................       5,944       18,314
     Debt payments...............................................................................      (3,075)     (21,423)
                                                                                                    ---------     --------
     Net cash provided (used) by financing activities............................................       3,986       (2,788)
                                                                                                    ---------     --------
  Net increase (decrease) in cash and cash equivalents...........................................      26,450       (2,490)
  Cash and cash equivalents:
     Beginning of period.........................................................................     153,913      104,350
                                                                                                    ---------     --------
     End of period...............................................................................   $ 180,363     $101,860
                                                                                                    =========     ========
  Supplemental disclosure of noncash activities
     Acquisitions from purchase transactions:
       Stock issued..............................................................................   $  88,772     $359,669
       Net assets acquired.......................................................................      (1,569)     (17,457)
     Compensation expense for Prio warrants                                                                --        2,888

         See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Basis of Presentation

InfoSpace, Inc.(InfoSpace, or the Company), a Delaware corporation, was founded in March 1996. The Company is an international provider of commerce and consumer infrastructure services to merchants and on wireless, broadband, and narrowband platforms. InfoSpace provides its services across multiple platforms simultaneously, including PC's and non-PC devices, such as screen telephones, television set-top boxes and online kiosks, which use ground wire Internet connections (wireline devices) and wireless devices such as cell phones, pagers and personal digital assistants.

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from estimates.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our Annual Report (Commission File Number 0-25131) filed on Form 10-K for the year ended December 31, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

Other non-recurring charges: Other non-recurring charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other non-recurring charges for the quarter ended March 31, 2001 includes an allowance for an employee loan in the amount of $1.1 million, an allowance of $1.0 million for a note receivable, $950,000 for settlement charges on a litigation matter (Note 9) and a $2.0 million decrease to the estimated liability for past overtime worked. During the quarter ended December 31, 2000, the Company recorded a $3.0 million accrual for the estimated liability for past overtime worked (Note 8).

Restructuring charges: Restructuring charges of $1.5 million for the quarter ended March 31, 2001 reflect actual and accrued severance costs associated with the reduction in work force during the quarter (Note 4), and $255,000 for a lease termination fee related to the Company's closure of its Dallas office in 2000.

Gain (loss) on investments: Gain (loss) on investments consists of realized gains and losses on investments sold, losses recorded from writedowns of investments to fair value for other-than-temporary declines in fair value, changes in fair value for investments held in the InfoSpace Venture Capital Fund 2000 LLC and changes in fair value for derivative instruments held which are warrants to purchase equity securities of public and private companies.

During the three months ended March 31, 2001, the Company determined that the declines in value from the Company's accounting basis for four of the Company's other investments were other than temporary. The Company recognized non-cash losses totaling $41.6 million to record these investments at their current fair values as of March 31, 2001. This amount is included in gain (loss) on investments in the Company's statements of operations. The Company periodically evaluates whether the declines in fair value of these investments are other than temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments with publicly quoted market prices, the Company compares the market price to the Company's accounting basis and, if the quoted market price is less than the Company's accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other than temporary, such as the financial conditions, results of operations and operating trends for the company. The Company also reviews publicly available information regarding the investee companies, including reports from investment analysts. The Company also evaluates whether: 1) The Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions, such as conditions in an industry or geographic area;
4)the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requires the Company's private investees to deliver annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company's accounting basis.

Cumulative effect of change in accounting principle: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, the Company recorded an expense of $3.2 million on January 1, 2001. This amount was recorded as a cumulative effect of change in accounting principle and represents the adjustment to record warrants held to purchase stock in other companies at their fair values as of January 1, 2001. As of December 31, 2000 warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost.

2.  Acquisitions

Locus Dialogue, Inc. On January 1, 2001, the Company acquired all of the common stock of Locus Dialogue, Inc.(Locus) for purchase consideration of 5,114,233 shares, which included 253,175 restricted shares and 1,173,216 replacement stock options, of the Company's common stock and acquisition expenses of $556,000. Locus is a developer of speech recognition-enabled applications. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion (APB) No. 16.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows:

                                                                         (in thousands)
Tangible assets acquired                                                    $  5,491
Liabilities assumed                                                           (7,010)
                                                                            --------
    Book value of net liabilities acquired                                    (1,519)
Fair value adjustments:
    Purchased technology, including in-process research and development        5,900
    Distribution agreements                                                    2,400
    Assembled workforce                                                        2,800
                                                                            --------
Fair value of net assets acquired                                           $  9,581
                                                                            ========
Purchase price:
    Fair value of shares issued                                             $ 88,772
    Fair value of options assumed                                             23,589
    Fair value of net assets acquired                                         (9,581)
    Fair value of restricted stock recorded as unearned compensation          (2,239)
    Acquisition costs                                                            556
                                                                            --------
Excess of purchase price over net assets acquired, allocated to goodwill    $101,097
                                                                            ========

The $5.9 million value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the quarter ended March 31, 2001, include the write-off of $600,000 of purchased in-process research and development. The remaining $5.3 million represents the purchase of core technology and existing products, which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill, assembled workforce and distribution agreements over an estimated life of five years.

The Company also recorded $3.9 million of unearned compensation in conjunction with the acquisition of Locus. $1.7 million of the unearned compensation relates to the intrinsic value of Locus stock options replaced by the Company at the converted share value and share price. $2.2 million relates to the value of 253,175 restricted shares held by four Locus employees. The restricted stock vests after the employee completes one year of employment with the Company and is recorded as compensation expense over the vesting period.

The Company recorded a non-recurring charge of $600,000 for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

Among the factors the Company considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each component of the technology, including the complexity and technical obstacles to overcome, estimating the amount of core technology leveraged into the in-process projects, estimating the expected life of each component, estimating cash flows resulting from the expected revenues, margins and operating expenses generated from each component, and discounting to present value the cash flows associated with the in-process technologies. The Company utilized a rate of return of 35% to discount to present value the cash flows associated with the in-process technologies. The discount rate was selected based on evaluation of the Company's weighted average cost of capital, the weighted average return on assets, the internal rate of return implied from this transaction, and management's assessment of the risk inherent in the future performance estimates utilized in the valuation.

Within the Locus technology there are two main product lines, Liaison and SpeechPortal, both of which run on the SoftDialogue platform (core speech engine). Liaison addresses the needs of enterprises which require speech-enabled communication solutions. SpeechPortal enables businesses and consumers to use the Internet via telephone or voice, without requiring an internet enabled device. The Company plans to offer a co-branded version of SpeechPortal to the Company's wireless carriers and device manufacturer customers. As of the date of acquisition, the Company estimated that Liaison was 80% complete. The percentage completed pre-acquisition was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the technology to remain competitive.

The Company's revenue assumptions were based on the estimated growth potential of the industry and estimated market acceptance of the Locus Dialogue technology. The Company's expense assumptions included cost of revenue of 20% of revenue, sales, general and administrative of 35% of revenue, and product development of 2% of revenue. However, cost of revenues, sales, general and administrative and product development expenses may vary, both in absolute dollars and as a percentage of revenues.

While the Company believes that the assumptions discussed above were made in good faith and were reasonable when made, the assumptions the Company made may prove to be inaccurate, and there can be no assurance that the Company will realize the revenue, gross profit, growth rates, expense levels or other variables set forth in such assumptions.

The following summary, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the three months ended March 31, 2000 assuming Locus Dialogue had been acquired at the beginning of the period.

                                                                      Quarter ended March 31,
                                                                               2000
                                                                          (in thousands)
                                                                      ----------------------------
Revenue                                                                      $ 39,386
Net loss before cumulative effect of change in accounting principle          $(95,298)
Net loss                                                                     $(97,353)
Basic and diluted loss per share                                             $  (0.33)

3.  Venture Capital Fund

On January 26, 2001 the Company's Board of Directors approved the liquidation of the Venture Capital Fund. In the quarter ended March 31, 2001, the Company disbursed $16.4 million to the accredited investors for their original investment amount, representing 100% of the accredited investor ownership. The Board of Directors also approved the acceleration of the vesting of the Company's contribution on behalf of its employees. The contribution was paid out in conjunction with the dissolution of the fund, resulting in compensation expense of $1.0 million in the first quarter of 2001.

Prior to dissolution, the fund's investments were adjusted to fair value as of March 31, 2001. $2.3 million of recognized losses and $17.1 million of impairment on an investment were recognized in the quarter ending March 31, 2001 (Note 5). As of March 31, 2001, the Venture Capital Fund was dissolved and the investments that were held by the Fund transferred to the Company at their fair value. Future changes in the fair value of publicly held investments will be recorded through accumulated other comprehensive income. The privately held securities will remain at the values that transferred to the Company on March 31, 2001.

4.  Restructuring Charges

Restructuring charges of $1.5 million for the quarter ended March 31, 2001 reflect actual and accrued severance costs associated with the reduction in work force during the first quarter of 2001. As of March 31, 2001, the Company paid out $1.3 million of this expense. The balance is accrued at March 31, 2001 and is expected to be paid out in the second quarter of 2001. A charge of $255,000 also included in the quarter ended March 31, 2001 is for a lease termination fee related to the closure of the Company's Dallas office.

5.  Gain (Loss) on Investments

Gain (loss) on investments for the quarters ended March 31, 2001 and 2000 consists of the following:

                                                           Quarter ended March 31,
                                                          2001                 2000
                                                        --------              -------
                                                                (in thousands)
InfoSpace, Inc.:
     Net loss on investments                            $ (3,307)             $    --
     Write-off of investment                                (403)                  --

     Other-than-temporary impairment writedowns          (24,480)                  --
                                                        --------              -------
                                                         (28,190)                  --
Venture Capital Fund:
     Net gain (loss) on investments                       (2,306)              23,597
     Other-than-temporary impairment writedowns          (17,120)                  --
                                                        --------              -------
                                                         (19,426)              23,597
                                                        --------              -------
Total gain (loss) on investments                        $(47,616)             $23,597
                                                        ========              =======

6.  Stockholders' Equity

In February 2001, the Company implemented the 2001 Stock Option Plan, under which nonqualified stock options to purchase common stock may be granted to employees. Under the 2001 Stock Option Plan, 25 million options are available for grant. Options under this stock option plan expire ten years from the date of the grant. Options under the 2001 Plan vest over two years, with 2.08% vesting on a monthly basis for the first 24 months and the 50% balance vesting at the end of the two-year period.

7.  Payroll Tax Receivable

As of March 31, 2001, the Company has $13.2 million recorded as a tax receivable due from the federal government. In October of 2000, an employee of the Company deemed to be an affiliate under pooling of interests exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and the Company remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the affiliate did not have the ability to sell the stock until February 2001. Internal Revenue Code Section 83(a) states that the excess of the fair market value over the amount paid shall be included in the gross income when the property acquired is not subject to a substantial risk of forfeiture. A substantial risk of forfeiture was deemed to exist until the reporting conditions of Accounting Series Releases (ASR's) 130 and 135 had been met. The Company refunded the payroll tax remitted to the employee during the first quarter of 2001 and has filed an amendment to the Company's payroll tax return to reflect the tax refund.

8.  Commitments and Contingencies

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

     One of the shareholders of INEX Corporation (INEX) filed a complaint in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The plaintiff alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than 1% of the Company's common stock after conversion. The plaintiff also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relations and conspiracy. The complaint was amended on December 20, 1999 to allege that the Company assumed the obligations of INEX under the alleged shareholders agreement as a result of the Company's acquisition of INEX on October 14, 1999. The plaintiff seeks damages against the Company and the former INEX shareholders named in the suit for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before the acquisition, and the highest trading value of the shares of the Company's common stock received or receivable in the exchange prior to the date of trial. In the alternative, the plaintiff seeks special damages of $50 million Canadian. The plaintiff also seeks $500,000 Canadian in punitive damages and other remedies with regard to the disputed shares of stock. The Company has filed our response with the court, and discovery has yet to take place. The Company believes it has meritorious defenses to such claims, but litigation is uncertain and the Company may not prevail in this suit.

     On March 19, 2001, a purported derivative action was filed in the Superior Court of King County, Washington, against certain present and former directors and officers of the Company, their spouses and certain purported affiliates, and the Company as a nominal defendant. The Second Amended Complaint in this action alleges that certain defendants engaged in improper insider trading, and that certain defendants breached their fiduciary duties in connection with the Company's acquisitions of Go2Net and Prio. The plaintiff in this action seeks damages of an unspecified amount, as well as ancillary equitable relief and attorneys' fees. As noted above, current and former officers and directors are named as defendants in this action. The Company had entered into indemnification agreements with those officers and directors in the ordinary course of business and may be obligated pursuant to those agreements and Delaware law to advance funds for defense of this action.

     Two of nine founding shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company's merger with Go2Net, filed a lawsuit on May 2, 2000 in Provo, Utah. This action was brought to reallocate among the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act. The case is currently in the discovery phase, which is to end on April 20, 2001. The Company has filed a motion for summary judgment on behalf of Authorize.Net. The Company believes it has meritorious defenses to these claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

     Contingencies: The Company was audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt that should have been classified as non-exempt. As a result, the Company recorded an estimated accrual in the amount of $3.0 million for the past wages that are due for overtime worked in the quarter ended December 31, 2000. Based on the overtime questionnaires we have received from the applicable employees through April 30, 2001, The Company has revised our estimate for this liability to be $1.0 million. The Company expects to pay out the majority of the amounts due in the second quarter of 2001 and this matter to be resolved in 2001.

9.  Subsequent Events

     In May 2001, the Company reached a settlement agreement with a former employee of Go2Net from a complaint that was originally filed in October 1999. Under terms of the settlement, net of insurance coverage proceeds, the Company will pay the former employee $950,000. As this subsequent event relates to services provided in prior periods, the expense has been recorded in the first quarter of 2001.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock" and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

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

     Naveen Jain, our Chief Executive Officer and Chairman, founded InfoSpace in March 1996. During the period from our inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our wireline consumer services. Revenues in 1998 were also primarily generated through our wireline consumer services and we also started distributing our services on wireless platforms. Throughout 1999, 2000 and the first quarter of 2001, we expanded and enhanced our infrastructure services through both internal development and acquisitions and focused on developing and deploying our infrastructure services to merchants and on wireless platforms. We have offices in the United States, Canada, Australia, Brazil, the United Kingdom and the Netherlands. As of April 30, 2001, we had 1,020 employees worldwide.

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

Our Distribution Channels

     We currently focus on distributing our consumer and commerce products and services to merchant aggregators, Regional Bell Operating Companies (RBOCs) and other merchant networks as well as to our wireline, wireless and broadband partners. These distribution channels comprise our four areas of business focus. The following provides detail on each of our business areas.

     Wireline: Through our wireline business unit, we distribute our consumer products and services such as portable instant messaging (PIM), instant messaging and search to our affiliates that include Web sites (including portals) and businesses. Our affiliate network now consists of over 3,200 portals and affinity sites that include America Online, Microsoft's MSN, NBCi, Lycos, and ABC's LocalNet.

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

     We have incurred losses since our inception and, as of March 31, 2001, we had an accumulated deficit of approximately $533.0 million. For the quarter ended March 31, 2001, our net loss was $124.4 million, including amortization of intangibles of $63.9 million and $47.6 million loss on investments. For the quarter ended March 31, 2000, our net loss was $95.3 million, including $28.0 million in amortization of intangibles, $13.8 million gain on investments and $86.4 million in acquisition and other related charges associated with the acquisitions of Saraide and Millet software, of which $74.1 million was a non-cash charge for in-process research and development.

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

Results of Operations for the Quarters Ended March 31, 2001 and 2000

     Revenues. Our revenues are derived from our consumer and commerce products and services, which are distributed to users and subscribers on wireline, wireless and broadband platforms and to merchants via merchant aggregators including merchant banks and local media networks. We tailor agreements to fit the needs of our wireless carriers, merchant aggregators, affiliates and distribution partners; and, under any one agreement we may earn revenue from a combination of our consumer and commerce products and services. We identify revenues by our four distribution channels, which are merchant, wireline, wireless and broadband.

     Revenues increased by $7.8 million to $46.6 million for the quarter ended March 31, 2001 compared to $38.8 million for the quarter ended March 31, 2000. The increase is primarily due to growth in our international operations and increased use of our consumer and commerce products and services by wireless carriers and device manufacturers.

     Also included in revenue are barter revenues generated from non-cash transactions as defined by Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized revenue of $2.4 million in 2001 and $877,000 in 2000 from these non-cash agreements. Non-cash transactions are common in our industry. Generally, these transactions consist of the right to place Internet advertisements. For the quarter ended March 31, 2001, $2.3 million of the non-cash transactions was generated from an exchange of advertising, and the balance from the exchange of advertising for content licenses. For the quarter ended March 31, 2001, $2.4 million of advertising expense was recognized from barter agreements.

     We hold stock and warrants in public and privately held companies for business and strategic purposes. Certain of these stock and warrants were issued in conjunction with a business agreement whereby we provide our products and services to the issuer. Certain of these stock and warrants contain provisions that require us to meet specific performance criteria under the business agreement in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-lined basis over the contract term. We recorded revenue in the amount of $9.5 million for vesting in stocks and warrants for the quarter ended March 31, 2001 and $4.2 million for the quarter ended March 31, 2000.

Revenue recognized from stocks and warrants attached to a business agreement is based upon the valuation of the business issuing the stock or warrant.

     Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our consumer and commerce products and services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues were $11.7 million, or 25% of revenues, for the quarter ended March 31, 2001, compared to $6.1 million, or 16% of revenues, for the quarter ended March 31, 2000. Approximately 80% of the absolute dollar increase is attributable to increased personnel costs and other costs incurred in order to support greatly increased delivery of our consumer and commerce solutions, including communication lines, data licenses, depreciation and equipment. The increase in the number of personnel is primarily a result of the personnel added through our acquisitions of Prio, Saraide and Locus and personnel added to support our expanded service offerings. In addition, approximately three percent of the expense recorded in the first quarter of 2001 is attributable to one-time payments to certain employees for retention obligations from acquisitions and to the employees for accelerated vesting of our contribution to the Venture Fund on their behalf. The increase in our server and depreciation cost is primarily a result of our data center build-out at our Bellevue headquarters and the data centers acquired in Mountain View and the Netherlands from our acquisitions of Prio and Saraide, respectively. The increase in our data licenses and communication costs is a result of expanding and enhancing our content and delivery.

     Product Development Expenses. Product development expenses consist principally of personnel costs for research, design, maintenance and ongoing enhancement of the proprietary technology we use to integrate and distribute our consumer and commerce services to merchants and on wireline, wireless and broadband platforms. Product development expenses were $11.8 million or 25% of revenues for the quarter ended March 31, 2001, compared to $7.0 million or 18% of revenues, for the quarter ended March 31, 2000. Approximately 82% of the increase in absolute dollars is attributable to increases in engineering and web development personnel needed for continued development of our product and service offerings and approximately 13% is attributable to one-time payments to certain employees for retention obligations from acquisitions and to the employees for accelerated vesting of our contribution to the Venture Fund on their behalf. Generally, product development costs are not consistent with changes in revenue. This is due to these costs generally being incurred prior to our ability to recognize revenue. Three percent of the seven percent change from quarter to quarter in product development as a percentage of revenues is due to the one-time payments mentioned above.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. Sales, general and administrative expenses were $35.0 million or 75% of revenues, for the quarter ended March 31, 2001 compared to $22.7 million or 59% of revenues, for the quarter ended March 31, 2000. Approximately 70% of the absolute dollar increases were due to increased staffing levels necessary in our sales and support teams, carriage fees paid to certain affiliates, advertising costs, occupancy costs, depreciation, taxes and licenses, bad debt expense and professional services. Approximately 10% of the increase was due to the one-time payments to certain employees for retention obligations from acquisitions and to the employees for accelerated vesting of our contribution to the Venture Fund on their behalf.

     Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademarks, contract lists and assembled workforce. Amortization of intangibles was $63.9 million in the quarter ended March 31, 2001, compared to $28.0 million in the comparable quarter in the prior year. The increases are a result of amortization of intangibles recorded from the acquisitions of Locus Dialogue, Inc. in January 2001, assets of the boxLot Company and the iJapan technology in September 2000, TDLI.com and Orchest in August 2000, IQorder in July 2000 and Saraide and Millet Software in March 2000. The intangibles consist of goodwill, core technology, contract list and acquired workforce for each acquisition and are being amortized over three to five years. In the event that we complete additional acquisitions, expenses relating to the amortization of intangibles could increase in the future.

     Acquisition and Other Related Charges. Acquisition and other related charges consist of in-process research and development and other one-time charges related directly to acquisitions, such as professional fees for transactions accounted for as pooling-of-interests. Total acquisition and related charges in the first quarter of 2001 were $889,000. This includes $600,000 of one-time in-process research and development charges in the purchase acquisition of Locus Dialogue and $200,000 of severance pay to the former chief executive officer of Locus. Total acquisition and related charges in the first quarter of 2000 were $86.4 million. This included $74.1 million of one-time in-process research and development charges in the purchase acquisitions of Saraide and Millet Software. Also included were costs incurred in the acquisition of Prio, which was accounted for as a pooling-of-interests.

     Other Non-Recurring Charges. Other non-recurring charges consist of one-time costs and/or charges that are not directly associated with other expense classifications or ongoing operations. Other non-recurring charges for the quarter ended March 31, 2001 were $1.1 million and included an allowance recorded on an employee loan of $1.1 million, $950,000 for a settlement on a litigation matter, an allowance of $1.0 million for a note receivable and a $2.0 million decrease to the estimated liability of past overtime worked.

We were audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt that should have been classified as non-exempt. As a result, for the quarter ended December 31, 2000, we recorded an estimated accrual in the amount of $3.0 million for the past wages that are due for overtime worked. Based on the overtime questionnaires we have received from the applicable employees through April 30, 2001, we have revised our estimate for this liability to be $1.0 million. We expect to pay out the majority of the amounts due in the second quarter of 2001 and this matter to be resolved in 2001.

     Other non-recurring charges in the first quarter of 2000 represent an expense recorded for the fair value of warrants issued to a vendor by Prio Inc.
(Prio), for services provided that were recorded under variable plan accounting. Subsequent to the acquisition of Prio, the agreement pursuant to which these warrants were granted was terminated and the remaining unvested warrants were accelerated to full vesting.

     Restructuring Charges. Restructuring charges of $1.7 million for the quarter ended March 31, 2001 reflect actual and accrued severance costs associated with the reduction in work force during the first quarter of 2001. As of March 31, 2001, we had paid out $1.3 million of this expense. The balance is accrued at March 31, 2001 and is expected to be paid out in the second quarter of 2001. A charge of $255,000 is also included in the quarter ended March 31, 2001 and is a lease termination fee for the closure of our Dallas office.

     Gain (Loss) on Investments. Gain (loss) on investments consists of recognized gains and losses on investments in accordance with SFAS No. 133, recognized gains and losses on investments marked to fair value in the Venture Capital Fund, realized gains and losses on investments and impairment on investments.

     Unrealized gain and losses in accordance with SFAS No. 133: Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in earnings. We hold warrants to purchase stock in other companies which qualify as derivatives. For the quarter ended March 31, 2001, we recognized $6.5 million of unrealized loss on these warrants.

     Dissolution of Venture Capital Fund: On January 26, 2001, our Board of Directors approved the liquidation of the Venture Capital Fund. In the first quarter of 2001, we disbursed $16.4 million to the accredited investors, representing 100% of the accredited investor ownership. The Board of Directors also approved the acceleration of vesting of the contribution we made on behalf of our employees. The contribution was paid out in conjunction with the dissolution of the fund, resulting in compensation expense of $1.0 million in the first quarter of 2001. We recorded $517,000 of compensation expense in the year ended December 31, 2000 related to the contribution.

     Prior to dissolution of the fund, the fund's investments were adjusted to their fair value, resulting in recognizing $2.3 million of unrealized losses and $17.1 million of impairment on an investment in the quarter ended March 31,2001. As of March 31, 2001, the Venture Fund is dissolved and the investments that were held by the Venture Fund were transferred to InfoSpace.

     Realized loss on investments: We wrote-off an investment of $403,000 in a company that became insolvent in the quarter ended March 31, 2001.

     Impairment on investments: Our management regularly reviews our investments for other than temporary declines in fair value. During the quarter ended March 31, 2001, we recorded impairment charges of $24.5 million for investments held by InfoSpace and $17.1 million for investments held by the Venture Fund, prior to dissolution of the fund.

     Other Income, Net. Other income, consisting primarily of interest income, was $6.0 million in the quarter ended March 31, 2001 and $7.6 million in the comparable quarter in the prior year. The decrease is primarily due to reinvestment of funds to equity securities from interest bearing fixed income securities and from cash used for operating activities and acquisitions in the final three quarters of 2000.

     We have reinvested and may in the future reinvest part of our fixed income securities in non-interest bearing equity instruments and investments. We anticipate that our expansion plans may require greater cash uses in the remainder of 2001. With these two factors, we anticipate that our interest income from our fixed securities will decrease in 2001 compared with 2000.

     Cumulative Effect of Change in Accounting Principle. On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, we recorded an expense of $3.2 million on January 1, 2001. This amount was recorded as a cumulative effect of change in accounting principle and represents the adjustment to record warrants held to purchase stock in other companies at their fair values as of January 1, 2001. As of December 31, 2000 warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost.

     On January 1, 2000, we adopted SAB 101, Revenue Recognition in Financial Statements. Prior to January 1, 2000, we recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB 101, we would have deferred revenue of $2.1 million as of January 1, 2000 originally recorded in prior years. In accordance with SAB 101, we recorded a cumulative effect of change in accounting principle of $2.1 million.

     Income Tax Expense. We have recorded tax expense of approximately $50,000 for our international operations in Europe. For the remainder of 2001, we do not anticipate recording a tax provision.

Balance Sheet Commentary

  Payroll Tax Receivable.

     As of March 31, 2001, our balance sheet had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, one of our executives exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercises and we remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the executive did not have the ability to sell the stock until February 2001. A tax ruling states, however, that the tax valuation and remittance is not required until the affiliate has the ability to sell the stock. We, therefore, refunded the executive the payroll tax remitted and filed an amendment to our payroll tax return to reflect the tax credit.

Liquidity and Capital Resources

     From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In April 1997, Go2Net completed its initial public offering which yielded net proceeds of approximately $12.8 million. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Stock Purchase Rights Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. As of March 31, 2001, we had cash, cash equivalents and short-term investments of $282.2 million, long-term investments of $82.3 million and a payroll tax receivable due from the Federal government of $13.2 million.

     Net cash used by operating activities was $20.4 million in quarter ended March 31, 2001. This use of cash included a cash outlay of $12.6 for a payroll tax receivable due from the Federal government, $1.3 million of one-time severance pay for the reduction of force in the quarter, $1.5 million of one-time payouts to the employees for the accelerated vesting of our contribution to the Venture Fund for the employees, $1.8 million of one-time payments to certain employees for retention obligations from acquisitions and $500,000 of payments associated with the closure of our Ottawa office. Net cash provided by operating activities was $11.7 million in the first quarter of 2000, which was financed through cash generated from operations.

     Net cash provided by investing activities was $42.8 million in the quarter ended March 31, 2001. Cash provided by investing activities was primarily a result of reinvesting short-term investments in commercial paper with a term of 90 days or less. Offsetting the $114.4 million of short-term investment maturities was $49.3 million invested in long-term investments and $16.3 million for the buyout of the minority interest ownership in the Venture Fund. Net cash used by investing activities was $11.4 million in the quarter ended March 31, 2000. During this period, cash used in investing activities was primarily comprised of costs associated with the acquisition of Prio, notes receivable additions and equity investments. The cash used in investing activities was partially offset by cash received from the minority interest of the Venture Capital Fund and maturities of debt investments.

     Net cash provided by financing activities in the first quarter of 2001 was $4.0 million. $7.1 million was comprised of proceeds from the exercise of stock options and warrants and from share purchases from the employee stock purchase plan. Cash used in financing activities of $3.1 million was used to payoff the acquired debt of Locus Dialogue. Cash used by financing activities in the first quarter of 2000 was $2.8 million and was primarily comprised of payments of debt acquired in the Prio and Saraide acquisitions, offset by proceeds from the exercise of stock options and warrants.

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

Acquisitions

     Locus Dialogue, Inc. On January 1, 2001, we acquired all of the stock of Locus Dialogue, Inc., a developer of speech recognition-enabled applications. The acquisition was accounted for as a purchase. We issued 5,114,233 shares of our common stock (1) directly to those Locus Dialogue shareholders who elected to receive our common stock in exchange for their Locus Dialogue shares at the closing of the acquisition, (2) upon the exchange or redemption of the exchangeable shares of Locus Holdings Inc., an indirect subsidiary of ours, which exchangeable shares were issued to those Locus Dialogue shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of options granted to replace options of Locus Dialogue held at the closing. We issued shares with a fair value of $88.8 million, acquired $9.6 million of net assets and incurred $556,000 in acquisition costs. Included in the calculation of goodwill is $23.6 million for the fair value of 1,173,216 options we assumed. We also recorded $3.9 million in unearned compensation for the intrinsic value of the options assumed and for the valuation of 253,175 shares of restricted stock that vest after a one year service period with certain former Locus employees.

Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock

In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

We have a history of losses and expect to continue to incur significant operating losses, and we may never be profitable.

     We have incurred net losses from our inception through March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $533.0 million. We have not achieved profitability and we expect to continue to incur operating losses in the future. These losses may be significantly higher than our current losses. We will need to generate sufficient additional revenues to become profitable. We cannot assure you that we will successfully generate sufficient revenues. Consequently, we may never achieve profitability; and if we do achieve profitability, we may not be able to sustain it.

We have a relatively limited operating history and our business model is new and unproven, which makes it difficult to evaluate our future prospects.

     We were incorporated in March 1996 and accordingly, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model to provide consumer and commerce services is new and unproven and is likely to continue to evolve. We expect to derive a significant portion of our revenue from products and services that we have only recently introduced. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as ours. Some of these risks relate to our potential inability to:

     .  develop and integrate new features with our existing services;

     . expand our services to new and existing merchants, merchant aggregators and wireless carrier partners;

     .  manage our growth, control expenditures and align costs with revenues;

     .  expand into international markets;

     .  attract, retain and motivate qualified personnel; and

     .  respond to competitive developments.

     If we do not effectively address the risks we face, our business will suffer and we may not achieve or sustain profitability.

Our financial results are likely to continue to fluctuate and could cause our stock price to decline.

     Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations could cause our stock price to decline. Several factors, many of which are beyond our control, that could cause our quarterly results to fluctuate materially include:

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

     . the inability of our affiliates to pay us or to fulfill their contractual obligations to us due to difficulty in raising sufficient capital to support their long-term operations;

     .  the effect of any changes in accounting rules or standards;

     . technical difficulties, system downtime, system failures or Internet brown-outs; and

     . general economic conditions and economic conditions specific to the Internet and telecommunications industries.

If one or more of these factors is unfavorable to us or changes in an adverse way, our business could suffer.

     As a result of our recent acquisitions and continued international expansion, we have significantly increased our research and development and sales and general and administrative expenses and intend to continue to do so for the foreseeable future. Our expenses, which are partially based on our expectations regarding future revenues and estimated expenses from our acquisitions, are largely fixed in nature, particularly in the short term. As a result, if our revenues do not meet our expectations, our financial results will likely suffer.

     For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

Our stock price has been and is likely to continue to be volatile.

     The trading price of our common stock historically has been highly volatile and has declined significantly in recent months. Since we began trading on December 15, 1998, our stock price has ranged from $1.563 to $138.50 (as adjusted for stock splits). On May 1, 2001, the closing price of our common stock was $5.64. Our stock price could continue decline or to be subject to wide fluctuations in response to factors such as the following:

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

     . changes in the market valuations of other Internet or online service companies;

     .  additions or departures of key personnel; and

     . general market and economic conditions, including changes in interest rates.

     In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     The trading prices of the stocks of many technology companies have recently suffered significant declines after having been at or near historical highs. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with publicly traded securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

We need to diversify our revenues to be less reliant upon our wireline consumer services.

     Historically, we have primarily derived revenues from our wireline consumer services, including licensing and per query fees from our affiliates and advertising revenue from our customers. We anticipate that our wireline consumer services will generate over 50% of our revenues in 2001. Based upon our reliance on revenues from wireline consumer services, our revenues may decline if growth rates for use of wireline consumer services do not meet our expectations.

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

     . the adoption of our infrastructure services for delivery over broadband wireline platforms (DSL and cable) and broadband wireless standards (2.5G and 3G);and

     . the use of our commerce and consumer products and services by subscribers on their wireless devices.

Our business will suffer if we are unsuccessful at integrating acquired businesses.

     We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Acquisitions typically involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large one-time write-offs, and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our results of operations or stock price. Acquisitions involve numerous risks, including:

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

     We regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, assembled workforce, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining life. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. At December 31, 2000 we determined that intangible assets from two purchase acquisitions had been impaired. Accordingly, we recorded an impairment charge in the amount of $8.97 million in the year ended December 31, 2000. No intangible impairments were recorded in the quarter ended March 31, 2001. We will continue to regularly evaluate the recorded amount of our long-lived assets and test for impairment. In the event we determine that any long-lived asset has been impaired, we may record additional impairment charges in future quarters.

     We have accounted for several of our acquisitions using the pooling-of-interests accounting method. If we were unable to account for these acquisitions under the pooling-of-interests method, our operating results would be negatively impacted.

Revenues derived from our consumer and commerce services are dependent on our relationships with affiliates and distribution partners.

     We will be not able to continue generating revenues from advertising, transaction fees and promotions unless we can secure and maintain distribution for our consumer and commerce services on acceptable commercial terms through a wide range of affiliates and distribution partners. In particular, we expect that a limited number of our affiliates, including America Online, Inc., its CompuServe and Digital City divisions, and Microsoft Network, LLC will account for a substantial portion of our affiliate traffic. We also rely on our relationships with RBOCs and merchant aggregators for distribution of our commerce services. Our distribution arrangements with our affiliates and distribution partners typically are for limited durations of between six months and two years and automatically renew for successive terms thereafter, subject to termination on short notice. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We generally share with each affiliate a portion of the revenues generated by advertising on the Web pages that deliver our services. We pay carriage fees to certain affiliates, including AOL. These relationships may not be profitable or result in benefits to us that outweigh the costs of the relationships. In addition, if we lose a major affiliate, we may be unable to timely or effectively replace the affiliate with other affiliates with comparable traffic patterns and user demographics. The loss of any major affiliate is likely to harm our business.

Our revenues are attributable to a small number of customers, the loss of any one of which could harm our financial results.

     We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future. Our top ten customers represented 59% of our revenues for the first quarter of 2001, 32% of our revenues for fiscal year 2000 and 30% of our revenues for fiscal year 1999. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

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

     Bad debt expense was 4.5% of all revenues for the first quarter of 2001, 3.4% of all revenues for fiscal year 2000 and 1.8% of all revenues for fiscal year 1999. Management regularly reviews all receivables for collectability. We generally reserve all accounts sixty days or more past due. In addition, we reserve an amount based on revenues and the accounts receivable balance for accounts not specifically identified. We have a credit review process and require payment in advance from those customers that do not qualify under our trade credit guidelines. As a result, we may have to forego business from customers who do not agree to our payment terms.

Our operating results have been, and may continue to be, negatively impacted by our recognition of losses on investments in other companies.

     We hold a number of investments in third parties. The majority of the companies we have invested in are engaged in the technology related industries of the Internet, networking, e-commerce, telecommunications and wireless technologies. These investments involve a high level of risk for a number of reasons, including:

     . some of our investments are in businesses based on new technologies or products that may not be widely adopted in the evolving Internet and wireless technology industries;

     . the companies in which we have invested are generally development-stage companies which are likely to continue to generate losses in the foreseeable future and may not be profitable for a long time, if at all;

     . in recent months, companies in the Internet and e-commerce industries have experienced difficulties, including difficulties in raising capital in the public and private equity markets to fund expansion or to continue operations; and

     . most of our investments are in privately held companies, and if public markets for their securities do not develop, it may be difficult to sell those securities.

     We regularly review all of our investments in public and private companies for other than temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other than temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the quarter ended March 31, 2001, we determined that the declines in value of four of our investments were other than temporary, and we recognized impairment losses totaling $41.6 million to record these investments at their current fair values as of March 31, 2001.

     If we conclude in future quarters that the fair values of any of our investments have experienced an other than temporary decline, we will record additional investment losses, which could adversely affect our financial condition and results of operations.

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk: We invest our excess cash in equity and investment grade debt instruments of corporate issuers, and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2001, our short-term investment balance was $101.8 million.

Equity Investment Risk: We invest in equity instruments of public and privately-held, technology companies for business and strategic purposes. These investments are recorded as long-term assets and are classified as available-for-sale. For the privately-held investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. For our publicly-held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred. Changes in fair market value of investments held by the Venture Fund and for warrants that qualify as derivatives are recorded through the statement of operations and had material effects on net loss in the first quarter of 2001. The closure of the Venture Fund will alleviate some of this risk as the investments reverted back to InfoSpace, where unrealized gains and losses will be recorded as a component of other comprehensive income, as opposed of through the statement of operations.

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

     On December 18, 2000, an employee filed a complaint against us in federal court in Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The employee contends that he agreed to work for InfoSpace on the basis of an oral representation that he would be granted more stock options than any other employee and that he would always have more stock options than any other employee. The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from us as well as equitable relief requiring InfoSpace to award him the largest number of stock options of any employee in the future. Additionally, on the basis of a claim against our Chairman and Chief Executive Officer, Naveen Jain, for violations of the Racketeer Influenced Corrupt Organizations Act, the employee also seeks trebling of any award of compensatory damages and recovery of his attorneys' fees and costs. No trial date has been set. We believe we have meritorious defenses to such claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

     One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The plaintiff alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than 1% of our common stock after conversion. The plaintiff also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relations and conspiracy. The complaint was amended on December 20, 1999 to allege that we assumed the obligations of INEX under the alleged shareholders agreement as a result of our acquisition of INEX on October 14, 1999. The plaintiff seeks damages against us and the former INEX shareholders named in the suit for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before the acquisition, and the highest trading value of the shares of our common stock received or receivable in the exchange prior to the date of trial. In the alternative, the plaintiff seeks special damages of $50 million Canadian. The plaintiff also seeks $500,000 Canadian in punitive damages and other remedies with regard to the disputed shares of stock. We have filed our response with the court, and discovery has yet to take place. We believe we have meritorious defenses to such claims, but litigation is uncertain and we may not prevail in this suit.

     On March 19, 2001, a purported derivative action was filed in the Superior Court of King County, Washington, against certain present and former directors and officers of InfoSpace, their spouses and certain purported affiliates, and InfoSpace as a nominal defendant. The Second Amended Complaint in this action alleges that certain defendants engaged in improper insider trading, and that certain defendants breached their fiduciary duties in connection with our acquisitions of Go2Net and Prio. The plaintiff in this action seeks damages of an unspecified amount, as well as ancillary equitable relief and attorneys' fees. As noted above, current and former officers and directors are named as defendants in this action. We entered into indemnification agreements with those officers and directors in the ordinary course of business and may be obligated pursuant to those agreements and Delaware law to advance funds for defense of this action.

     Two of nine founding shareholders of Authorize.Net Corporation, a subsidiary recently acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 Utah state court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act. The case is currently in the discovery phase, which is to end on April 20, 2001. We have filed a motion for summary judgment on behalf of Authorize.Net. We believe we have meritorious defenses to these claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

Item 2. - Changes in Securities and Use of Proceeds

     The following issuances of equity securities during the quarter ended March 31, 2001 were not registered under the Securities Act:

     (i) In connection with the acquisition of Locus Dialogue, Inc. on January 1, 2001, we issued 1,073,257 shares of our common stock to some of the former shareholders of Locus Dialogue in exchange for their shares of Locus Dialogue capital stock. Locus Holdings Inc., our wholly owned indirect subsidiary, issued 2,867,760 exchangeable shares to some of the former shareholders of Locus Dialogue in exchange for their shares of Locus Dialogue capital stock. The exchangeable shares are exchangeable on a one-to-one basis for shares of our common stock. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering.

Item 3. - Defaults Upon Senior Securities

Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. - Other Information

Not applicable

Item 6. -- Exhibits and Reports on Form 8-K:

     a.   Exhibits

          None.

     b.   Reports on Form 8-K

Form 8-K filed with the SEC on January 23, 2001, dated January 22, 2001, with respect to certain management changes, reported pursuant to Item 5.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INFOSPACE, INC.


                                       By: /s/ Tammy D. Halstead
                                           -------------------------------------
                                           Tammy D. Halstead
                                           Chief Financial Officer


Dated: May 15, 2001