Form 10-Q
period 2001-06-30
INFOSPACE INC
filed 2001-08-13
CIK 1068875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2001
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No     .
                                  -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
                   Class                          July 31, 2001
                   -----                          -------------
         Common Stock, Par Value $.0001             325,259,314

                                INFOSPACE, INC.
                          FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                        PART I - Financial Information


Item 1. -- Financial Statements

     Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..........   3

     Consolidated Statements of Operations and Comprehensive Loss for the Three and
          Six Months Ended June 30, 2001 and 2000...................................   4

     Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2001 and 2000.....................................................   5

     Notes to Consolidated Financial Statements.....................................   6

Item  2. -- Management's Discussion and Analysis of Financial Condition and Results
            of Operations

     Overview.......................................................................  15

     Results of Operations..........................................................  18

     Liquidity and Capital Resources................................................  23

     Factors Affecting InfoSpace's Operating Results, Business Prospects and
         Market Price of Stock......................................................  25

  Item  3. -- Quantitative and Qualitative Disclosures About Market Risk............  31

                          Part II - Other Information

Item 1. -- Legal Proceedings........................................................  33

Item 2. -- Changes in Securities and Use of Proceeds................................  35

Items 3 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K.........................................  35

Signature...........................................................................  37

    Item 1. - Financial Statements

                                INFOSPACE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30, 2001          December 31,
                                                                                 (unaudited)               2000
                                                                             -----------------     -----------------
                                                                                       (Amounts in thousands,
                                ASSETS                                                   except share data)
Current assets:
  Cash and cash equivalents..................................................       $  182,295            $  153,913
  Short-term investments, available-for-sale.................................           85,866               216,235
  Accounts receivable, net...................................................           17,414                33,881
  Payroll tax receivable.....................................................           13,214                   620
  Notes and other receivables................................................           23,004                21,701
  Prepaid expenses and other current assets..................................           14,582                14,491
                                                                                    ----------            ----------
     Total current assets....................................................          336,375               440,841

Property and equipment, net..................................................           52,946                51,137
Long-term investments, available-for-sale....................................           75,445                32,451
Other investments............................................................           88,949               121,574
Intangible assets, net.......................................................          615,501               621,032
Other long term                                                                          3,300                 5,075
 assets......................................................................       ----------            ----------
Total........................................................................       $1,172,516            $1,272,110
                                                                                    ==========            ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................................       $    5,891            $    4,537
  Accrued expenses and other current liabilities.............................           35,103                37,999
  Deferred revenue...........................................................           21,426                31,430
                                                                                    ----------            ----------
     Total current liabilities...............................................           62,420                73,966

  Long-term deferred revenue.................................................            3,477                 7,973
  Minority interest..........................................................               --                21,599
                                                                                    ----------            ----------
     Total liabilities.......................................................           65,897               103,538

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, par value $.0001- Authorized, 15,000,000 shares, issued
   and outstanding, 2 and 1 share............................................               --                    --
  Common stock, par value $.0001- Authorized, 900,000,000 shares; issued and
   outstanding, 325,244,717 and 316,669,408 shares...........................               33                    32
  Additional paid-in capital.................................................        1,717,399             1,596,213
  Accumulated deficit........................................................         (603,945)             (408,646)
  Deferred expense--warrants.................................................           (1,088)               (1,495)
  Unearned stock-based compensation..........................................           (1,710)               (1,500)
  Accumulated other comprehensive loss.......................................           (4,070)              (16,032)
                                                                                    ----------            ----------
     Total stockholders' equity..............................................        1,106,619             1,168,572
                                                                                    ----------            ----------
Total liabilities and stockholders' equity...................................       $1,172,516            $1,272,110
                                                                                    ==========            ==========

See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
               Three and Six Months Ended June 30, 2001 and 2000
                                  (unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                          ------------------------      ------------------------
                                                            2001            2000           2001           2000
                                                          --------        --------      ---------      ---------
                                                              (Amounts in thousands, except per share data)
Revenues............................................      $ 50,942        $ 50,486      $  97,507      $  89,264
Cost of revenues....................................        10,614           8,109         22,335         14,243
                                                          --------        --------      ---------      ---------
     Gross profit...................................        40,328          42,377         75,172         75,021

Operating expenses:
  Product development...............................        10,569           9,507         22,356         16,458
  Sales, general and administrative.................        31,580          30,827         66,601         53,810
  Amortization of intangibles.......................        59,107          40,636        123,004         68,646
  Acquisition and other related charges.............           111             202          1,000         86,599
  Other non-recurring charges.......................           288              --          1,344          2,888
  Restructuring charges.............................           (62)          2,171          1,655          2,171
                                                          --------        --------      ---------      ---------
     Total operating expenses.......................       101,593          83,343        215,960        230,572
                                                          --------        --------      ---------      ---------

     Loss from operations...........................       (61,265)        (40,966)      (140,788)      (155,551)

Gain (loss) on investments..........................       (14,099)         (8,447)       (61,715)        15,151
Other income, net...................................         4,580           7,123         10,563         14,707
                                                          --------        --------      ---------      ---------

Loss before income tax expense, minority interest
 and cumulative effect of change in accounting
 principle..........................................       (70,784)        (42,290)      (191,940)      (125,693)
Minority interest...................................            --           3,445             --         (6,398)
Income tax expense..................................          (137)             (6)          (187)           (24)
                                                          --------        --------      ---------      ---------

Loss before cumulative effect of change in
 accounting principle...............................       (70,921)        (38,851)      (192,127)      (132,115)

Cumulative effect of change in accounting principle.             -               -         (3,171)        (2,055)
                                                          --------        --------      ---------      ---------

Net loss............................................      $(70,921)       $(38,851)     $(195,298)     $(134,170)
                                                          ========        ========      =========      =========

Basic and diluted net loss per share................        $(0.22)         $(0.13)        $(0.60)        $(0.45)
                                                          ========        ========      =========      =========

Shares used in basic and diluted per share
 calculation........................................       325,027         303,992        324,167        296,726
                                                          ========        ========      =========      =========

Net loss............................................      $(70,921)       $(38,851)     $(195,298)     $(134,170)
  Foreign currency translation adjustment...........           (80)           (292)          (318)          (350)
  Unrealized gain (loss) on investments.............         2,207         (46,440)        12,280        (42,396)
                                                          --------        --------      ---------      ---------
Comprehensive loss..................................      $(68,794)       $(85,583)     $(183,336)     $(176,916)
                                                          ========        ========      =========      =========

See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                                  (unaudited)

                                                                                                           June 30,
                                                                                                    ----------------------
                                                                                                       2001         2000
                                                                                                    ---------    ---------
                                                                                                   (Amounts in thousands)
Operating activities
  Net loss.......................................................................................   $(195,298)   $(134,170)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and other amortization.........................................................     132,005       72,824
     Warrant and stock related revenue...........................................................     (11,003)      (9,978)
     Warrants expense............................................................................         407        3,296
     Stock based compensation expense............................................................       2,147          512
     Bad debt expense............................................................................       4,230        2,266
     Loss (gain) on investments..................................................................      61,715      (15,150)
     Other non-recurring charges.................................................................         258           --
     Minority interest...........................................................................          17        6,334
     Loss on disposal of assets..................................................................         304          360
     In-process research and development.........................................................         600       74,100
     Business acquisition costs..................................................................         400       12,499
     Cumulative translation adjustment...........................................................        (318)        (295)
     Cumulative effect of change in accounting principle.........................................       3,171        1,687
     Non cash service exchanged..................................................................          --          110
     Cash provided (used) by changes in operating assets and liabilities:
       Accounts receivable.......................................................................      13,758      (13,734)
       Other receivables.........................................................................     (16,646)      (3,769)
       Prepaid expenses and other current assets.................................................      (2,292)        (473)
       Other long-term assets....................................................................       2,021         (773)
       Accounts payable..........................................................................         465        2,446
       Accrued expenses and other current liabilities............................................      (1,873)     (14,616)
       Deferred taxes............................................................................          --        2,145
       Deferred revenue..........................................................................     (15,776)      24,608
                                                                                                    ---------    ---------
     Net cash provided (used) by operating activities............................................     (21,708)      10,229
  Investing activities
     Business acquisitions.......................................................................      (5,827)      (9,933)
     Contribution (purchase) of minority interest ownership in VC Fund...........................     (16,335)      19,365
     Notes receivable............................................................................        (275)     (15,802)
     Other investments...........................................................................     (12,000)     (27,500)
     Purchase of fixed assets....................................................................      (9,244)     (23,792)
     Proceeds from sale of fixed assets..........................................................          50           --
     Short-term investments, net.................................................................     130,369       17,298
     Long-term investments, net..................................................................     (42,281)     (27,439)
                                                                                                    ---------    ---------
     Net cash provided (used) by investing activities............................................      44,457      (67,803)
  Financing activities:
     Proceeds from issuance of ESPP shares.......................................................       1,117          587
     Proceeds from issuance of stock.............................................................          --          (40)
     Proceeds from exercise of options and warrants..............................................       7,591       27,566
     Debt payments...............................................................................      (3,075)     (22,730)
                                                                                                    ---------    ---------
     Net cash provided by financing activities...................................................       5,633        5,383
                                                                                                    ---------    ---------
  Net increase (decrease) in cash and cash equivalents...........................................      28,382      (52,191)
  Cash and cash equivalents:
     Beginning of period.........................................................................     153,913      104,349
                                                                                                    ---------    ---------
     End of period...............................................................................   $ 182,295    $  52,158
                                                                                                    =========    =========
  Supplemental disclosure of noncash activities
     Stock issued in exchange transaction........................................................   $      --    $     110
     Acquisitions from purchase transactions:
       Stock issued..............................................................................      88,772        5,000
       Net assets acquired.......................................................................      (2,379)       5,000

See accompanying notes to consolidated financial statements.

                                INFOSPACE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Basis of Presentation

InfoSpace, Inc.(InfoSpace, or the Company), a Delaware corporation, was founded in March 1996. The Company is an international provider of commerce and consumer infrastructure services to merchants and consumers on wireless, wireline and broadband platforms. InfoSpace provides its services across multiple platforms simultaneously, including PC's and non-PC devices, such as screen telephones, television set-top boxes and online kiosks, which use ground wire Internet connections (wireline devices) and wireless devices such as cell phones, pagers and personal digital assistants.

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from estimates.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our Annual Report (Commission File Number 0-25131) filed on Form 10-K for the year ended December 31, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

Other non-recurring charges: Other non-recurring charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other non-recurring charges for the quarter ended June 30, 2001 includes an allowance for an employee loan in the amount of $71,000, an allowance of $82,000 for a notes receivable and $135,000 for settlement charges on litigation matters (Note 7). For the six months ended June 30, 2001 other non-recurring charges consist of an allowance for an employee loan in the amount of $1.1 million, an allowance of $1.1 million for a note receivable, $1.1 million for settlement charges on litigation matters (Note 7), and a $2.0 million decrease to the estimated liability for past overtime worked.

Restructuring charges: Restructuring charges of approximately $1.7 million for the six months ended June 30, 2001 reflect severance costs of approximately $1.4 million associated with the reduction in work force during the quarter ended March 31, 2001 and $255,000 for a lease termination fee related to the Company's closure of its Dallas office. This expense is partially offset by a $62,000 credit for areduction in the estimated costs related to the Company's Ottawa office closure in 2000.

Gain (loss) on investments: Gain (loss) on investments consists of realized losses on investments sold, losses recorded from writedowns of investments to fair value for other-than-temporary declines in fair value, changes in fair value for investments held in the InfoSpace Venture Capital Fund 2000 LLC until its liquidation on March 31, 2001 and changes in fair value for derivative instruments held, which consist of warrants to purchase equity securities of public and private companies.

The Company determined that the decline in value of the Company's investments was other than temporary for three investments in the quarter ended June 30, 2001 and for seven investments in the six months ended June 30, 2001. The Company recognized non-cash losses totaling $14.1 million for the three months ended June 30, 2001 and $55.7 million for the six months ended June 30, 2001, to record these investments at their fair values as of June 30, 2001. This amount is included in gain (loss) on investments in the Company's statements of operations. The Company periodically evaluates whether the declines in fair value of its investments are other than temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments in companies with publicly quoted market prices, the Company compares the market price to the Company's carrying value and, if the quoted market price is less than the Company's accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other than temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. The Company also considers its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment; conditions in an industry or geographic area, seasonal factors, downgrading of a debt security by a rating agency, and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requires the private company investees to deliver annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company's carrying value.

Cumulative effect of change in accounting principle: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, the Company recorded an expense of $3.2 million to record warrants held to purchase stock in other companies at their vair value as of January 1, 2001. This amount was recorded as a cumulative effect of change in accounting principle. As of December 31, 2000, warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost.

Recent accounting pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being classified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect our amortization of goodwill and intangibles to be significantly reduced upon the adoption of these accounting standards commencing January 1, 2002; however, it is possible that significant impairment charges may be incurred upon adoption or in periods subsequent to adoption.

2.  Acquisitions

Locus Dialogue, Inc. On January 1, 2001, the Company acquired all of the common stock of Locus Dialogue, Inc. (Locus) a developer of speech recognition-enabled applications, for purchase consideration of 5,114,233 shares, which included 253,175 restricted shares and 1,173,216 replacement stock options, of the Company's common stock and acquisition expenses of $556,000. The valuation of shares issued of $23.46 per share was based on the stock price average for the period from three days before the date of announcement of November 6, 2000, the date of announcement, and the three days after the date of announcement. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion (APB) No. 16.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows:

                                                                          (in thousands)
Tangible assets acquired                                                    $  4,682
Liabilities assumed                                                           (7,010)
                                                                            --------
    Book value of net liabilities acquired                                    (2,328)
Fair value adjustments:
    Purchased technology, including in-process research and development        5,900
    Distribution agreements                                                    2,400
    Assembled workforce                                                        2,800
                                                                            --------
Fair value of net assets acquired                                           $  8,772
                                                                            ========
Purchase price:
    Fair value of shares issued                                             $ 88,772
    Fair value of options assumed                                             23,589
    Fair value of net assets acquired                                         (8,772)
    Fair value of restricted stock recorded as unearned compensation          (2,239)
    Acquisition costs                                                            556
                                                                            --------
Excess of purchase price over net assets acquired, allocated to goodwill    $101,906
                                                                            ========

The $5.9 million value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the six months ended June 30, 2001, include the write-off of $600,000 of purchased in-process research and development for in-process research and development that had not yet reached technological feasibility and had no alternative future use. The remaining $5.3 million represents the purchase of core technology and existing products, which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill, assembled workforce and distribution agreements over an estimated life of five years.

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

The Company's revenue assumptions were based on the estimated growth potential of the industry and estimated market acceptance of the Locus Dialogue technology. The Company's expense assumptions included cost of revenue of 20% of revenue, sales, general and administrative expense of 35% of revenue, and product development expense of 2% of revenue. However, cost of revenues, sales, general and administrative expenses and product development expenses may vary, both in absolute dollars and as a percentage of revenues.

While the Company believes that the assumptions discussed above were made in good faith and were reasonable when made, the assumptions the Company made may prove to be inaccurate, and there can be no assurance that the Company will realize the revenue, gross profit, growth rates, expense levels or other variables set forth in such assumptions.

The following summary, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the three and six months ended June 30, 2000 assuming Locus Dialogue had been acquired at the beginning of the period.

                                                    Three months ended     Six months ended
                                                       June 30, 2000         June 30, 2000
                                                      (in thousands)        (in thousands)
                                                  -----------------------------------------
Revenue                                                       $ 51,552            $  90,938
Net loss before cumulative effect of change in
  accounting principle                                         (41,069)            (136,367)
Net loss                                                       (41,069)            (138,422)
Basic and diluted loss per share                                 (0.14)               (0.47)

3.  Venture Capital Fund

On January 26, 2001 the Company's Board of Directors approved the liquidation of the Venture Capital Fund (the Fund). In the quarter ended March 31, 2001, the Company disbursed $16.4 million to the accredited investors for their original investment amount, representing 100% of the accredited investor ownership. The Board of Directors also approved the acceleration of the vesting of the Company's contribution on behalf of its employees. The contribution was paid out in conjunction with the dissolution of the fund, resulting in compensation expense of $1.0 million in 2001.

Prior to dissolution, the Fund's investments were adjusted to fair value as of March 31, 2001. $2.3 million of recognized losses and $17.1 million of impairment on an investment were recognized in the quarter ending March 31, 2001 (Note 4). As of March 31, 2001, the Venture Capital Fund was dissolved and the investments that were held by the Fund transferred to the Company at their fair value. Future changes in the fair value of publicly held investments will be recorded through accumulated other comprehensive income.

4.  Gain (Loss) on Investments

Gain (loss) on investments for the six months ended June 30, 2001 and 2000 consists of the following (in thousands):

                                                    Three months ended June 30,    Six months ended June 30,
                                                        2001            2000          2001           2000
                                                      --------        -------       --------       -------
InfoSpace Inc.:
     Net loss on investments                          $      2        $    --       $ (3,305)      $    --
     Write-off of investment                                (2)            --           (405)           --
     Other-than-temporary
        impairment writedowns                          (14,099)           (--)       (38,579)           --
                                                      --------        -------       --------       -------
                                                       (14,099)            --        (42,289)           --
Venture Capital Fund:
     Net gain (loss) on investments                         --         (8,447)        (2,306)       15,151
     Other-than-temporary
       impairment writedowns                                --             --        (17,120)           --
                                                      --------        -------       --------       -------
                                                            --         (8,447)       (19,426)       15,151
                                                      --------        -------       --------       -------
Net gain (loss) on investments                        $(14,099)       $(8,447)      $(61,715)      $15,151
                                                      ========        =======       ========       =======

5.  Stockholders' Equity

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

6.  Payroll Tax Receivable

As of June 30, 2001, the Company has $13.2 million recorded as a tax receivable due from the federal government. In October of 2000, an employee of the Company deemed to be an affiliate under pooling of interests exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and the Company remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the affiliate did not have the ability to sell the stock until February 2001. Internal Revenue Code Section 83(a) states that the excess of the fair market value over the amount paid shall be included in the taxpayer's gross income when the property acquired is not subject to a substantial risk of forfeiture. A substantial risk of forfeiture was deemed to exist until the reporting conditions of Accounting Series Releases (ASR's) 130 and 135 had been met. The Company returned the federal income tax withholding to the employee during the first quarter of 2001 and has filed an amendment to the Company's payroll tax return to request the tax refund.

7.  Commitments and Contingencies

Litigation:

     On July 10, 2001, a purported shareholder derivative complaint entitled Marlowe v. Belsheim, et al. was filed in the Superior Court of Washington for King County. The complaint names as defendants current and former officers and directors of the Company; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and that all of the defendants breached their fiduciary duties in connection therewith. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. The Company has entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to the Company's obligations under the indemnification agreements and applicable Delaware law.

     On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and its chief executive officer made false and misleading statements about InfoSpace's business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. The Company is currently investigating and assessing the claims at issue and is preparing the Company's response. Other, similar complaints subsequently were filed. The Horton matter and the subsequent complaints will be consolidated into one matter. The Company believes the Company it has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

     On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far. The complaint names as defendants current and former officers and directors of the Company and entities related to a few of the individual defendants; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted the Company's assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. The Company has entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to the Company's obligations under the indemnification agreements and applicable Delaware law.

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

     Two of nine founding shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company's merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act. The case is currently in the discovery phase, which is expected to end on August 31, 2001. The Company has filed a motion for summary judgment on behalf of Authorize.Net. The Company believes the Company has meritorious defenses to these claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

     One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The plaintiff alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than one percent of the Company's common stock after conversion. The plaintiff also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relations and conspiracy. The complaint was amended on December 20, 1999 to allege that the Company assumed the obligations of INEX under the alleged shareholders agreement as a result of the Company's acquisition of INEX on October 14, 1999. The plaintiff seeks damages against the Company and the former INEX shareholders named in the suit for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before the acquisition, and the highest trading value of the shares of the Company's common stock received or receivable in the exchange prior to the date of trial. In the alternative, the plaintiff seeks special damages of $50 million Canadian. The plaintiff also seeks $500,000 Canadian in punitive damages and other remedies with regard to the disputed shares of stock. The Company has filed its response with the court, and discovery has yet to take place. The Company believes it has meritorious defenses to such claims but litigation is uncertain and the Company may not prevail in this suit.

Settlement of Litigation:

     In May 2001, the Company reached a settlement agreement with a former employee of Go2Net from a complaint that was originally filed against Go2Net in October 1999. Under terms of the settlement, net of insurance coverage proceeds the Company paid the former employee $950,000. The Company also settled two other litigation matters in the amount of $135,000 during the quarter ended June 30, 2001.

  Contingencies:

     The Company was audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt that should have been classified as non-exempt. As a result, the Company recorded in the quarter ended December 31, 2000, an estimated accrual in the amount of $3.0 million for the past wages that were estimated to be due for overtime worked. Based on the overtime questionnaires received from the applicable employees through July 31, 2001 and a revision in the methodology used to calculate overtime pay approved by the Department of Labor, the Company revised the estimate for this liability to $1.0 million. $491,000 of this liability has been paid through July 31, 2001.

     During and subsequent to the end of the second quarter of 2001, the Internal Revenue Service has been auditing the Company's payroll tax returns for the year 2000. The Company expects this audit to be concluded in 2001. No amounts have been accrued in the financial statements as of June 30, 2001 for any liability that may result.

8.  Related Party Transactions

     During the quarter ended June 30, 2001, the Company made investments in four private companies for business and strategic purposes. In the normal course of business, the Company also entered into short-term agreements to provide various promotional services for these companies. The Company recognized related party revenue of $11.3 million for the quarter ended June 30, 2001, substantially all of which was derived from these short-term agreements. For the quarter-ended June 30, 2000, related party revenue was $3.2 million. For the six months ended June 30, 2001, related party revenue was $12.9 million. For the six months ended June 30, 2000, related party revenue was $6.4 million.

     As the securities purchased by the Company in the investment transactions executed during the quarter ended June 30, 2001 were in private companies, the Company determined the fair value of the securities by reference to prices negotiated and paid by other independent investors who invested in these companies at the same time or through independent valuations performed by third party valuation specialists. These investments are included in Other Investments in the accompanying balance sheet as of June 30, 2001.

9.  Subsequent Events

     On July 1, 2001, the Company sold certain operating assets and other rights relating to the Liaison enterprise solution business for $2.75 million. The Liaison enterprise solution business was acquired by the Company as part of its acquisition of Locus Dialog in January 2001. The operating assets included certain distribution contracts, the assembled Liaison workforce, the Locus Dialog trademarks, the enterprise solution inventory and certain fixed assets. In addition, the parties entered into a license agreement pursuant to which the buyer is licensing the Liaison and SoftDialogue software from the Company.

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

Overview

     InfoSpace, Inc. is an international provider of commerce and consumer infrastructure services to merchants and consumers on wireless, wireline and broadband platforms. We provide our services across multiple platforms simultaneously, including PCs and non-PC devices, such as screen telephones, television set-top boxes and online kiosks, which use ground wire Internet connections (wireline devices) and wireless devices such as cell phones, pagers and personal digital assistants. Our customers include AT&T Wireless, Cingular Wireless, Intel, Virgin Mobile, Verizon Wireless, Hasbro, National Discount Brokers and Bloomberg, among others. Our affiliate network is comprised of more than 3,200 Web sites, including America Online, Microsoft', Lycos, Lucent, Charles Schwab and Nortel.

     Naveen Jain, our Chief Executive Officer and Chairman, founded InfoSpace in March 1996. During the period from our inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our wireline consumer services. Revenues in 1998 were also primarily generated through our wireline consumer services and we also started distributing our services on wireless platforms. Throughout 1999, 2000 and the first six months of 2001, we expanded and enhanced our infrastructure services through both internal development and acquisitions and focused on developing and deploying our infrastructure services to merchants and on wireless platforms. We have offices in the United States, Canada, Australia, Brazil, the United Kingdom and the Netherlands. As of July 31, 2001, we had 918 employees worldwide.

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

     Wireline: Through our wireline business unit, we distribute our consumer products and services such as portable instant messaging (PIM), instant messaging and search to our affiliates that include Web sites (including portals) and businesses. Our affiliate network now consists of over 3,200 portals and affinity sites that include America Online, Microsoft and Lycos.

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

     We currently have relationships with more than 18 domestic and international wireless carriers, including Verizon Wireless, AT&T Wireless, Cingular Wireless, VoiceStream, ALLTEL and Virgin Mobile, and equipment manufacturers such as Nortel and Lucent. Our consumer and commerce products and services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer.

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

     Broadband: Building on our existing infrastructure technology, we are currently developing new application interfaces and page templates to support our broadband TV and PC services. Broadband, or high-speed connections to the Internet include DSL, cable modem, 2.5 and 3G wireless standards, and satellite. We expect our broadband services to first be available during the second half of 2001. We are currently targeting high-speed access providers, including cable networks, satellite providers and DSL providers, for the license of our broadband platform.

     All of our services are built on our core technology platform and use the same operational infrastructure. We do not allocate development or operating costs to any of these services.

     We have incurred losses since our inception and, as of June 30, 2001, we had an accumulated deficit of approximately $603.9 million. For the quarter ended June 30, 2001, our net loss was $70.9 million, including amortization of intangibles of $59.1 million and $14.1 million loss on investments. For the six months ended June 30, 2001, our net loss totaled $195.3 million, including amortization of intangibles of $123.0 million and $61.7 million loss on investments. For the quarter ended June 30, 2000, our net loss was $38.9 million, including $40.6 million in amortization of intangibles and $8.4 million loss on investments. For the six months ended June 30, 2000, our net loss totaled $134.2 million, including amortization of intangibles of $68.6 million, a $15.2 million gain on investments and $86.6 million in acquisition and other related charges associated with the acquisitions of Saraide and Millet, of which $74.1 million was a non-cash charge for in-process research and development.

     We believe that our future success will depend largely on our ability to continue to offer consumer and commerce products and services to merchants and on wireline, wireless and broadband platforms that are attractive to our existing and potential future merchants and distribution partners. Accordingly, we plan to increase our operating expenses in order to, among other things:

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

     After giving effect to our acquisitions and associated amortization of intangibles, we expect to incur significant operating losses on a quarterly basis in the future. In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance. We do not believe that our historical growth rates are necessarily sustainable or indicative of future growth. Our future operating results may fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

Results of Operations for the Three and Six Months Ended June 30, 2001

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

     Revenues were $50.9 million in the quarter ended June 30, 2001 compared to $50.5 million for the quarter ended June 30, 2000. Revenues were $97.5 million for the six months ended June 30, 2001 compared to $89.3 million for the six months ended June 30, 2000. Revenue growth in the quarter ended June 30, 2001 was impacted by the U.S. macroeconomic slowdown which has in turn caused a reduction in advertising spending via the Internet and a slowdown in technology investment decisions in the short term. The change in revenues for the six months ended 2001 compared to 2000 was primarily due to growth in our international operations, increased use of our wireless data services and the increased volume of transactions processed on our commerce platform.

     Also included in revenue are barter revenues generated from non-cash transactions as defined by Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized revenue of $8.0 million for the three months ended June 30, 2001 and $1.4 million for the quarter ended June 30, 2000 from these non-cash agreements. We recognized $10.4 million of revenue for the six months ended June 30, 2001 compared to $2.2 million for the six months ended June 30, 2000. Non-cash transactions are common in our industry. Generally, these transactions consist of the right to place Internet advertisements. For the quarter ended June 30, 2001, barter expense was $3.7 million. For the six months ended June 30, 2001, barter expense was $6.1 million.

     We hold warrants and stock in public and privately held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments. Additionally, some warrants and stock were issued in connection with a business agreement whereby we provide our products and services to the issuer. Certain of these stock and warrants contain provisions that require us to meet specific performance criteria under the business agreement in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-lined basis over the contract term. We recorded revenue in the amount of $1.5 million for vesting in stocks and warrants for the quarter ended June 30, 2001 compared to $9.5 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001 we recorded $11.0 million for vesting in stocks and warrants compared to $15.7 million for the six months ended June 30, 2000. Revenue recognized from stocks and warrants attached to a business agreement is based upon the valuation of the business issuing the stock or warrant.

INSP MD&A Disclosure

     Revenues earned from companies in which we have investments are considered related party revenue. During the quarter ended June 30, 2001, we made investments in four private companies for business and strategic purposes. In the normal course of business, we also entered into short-term agreements to provide various promotional services for these companies. We recognized related party revenue of $11.3 million for the quarter ended June 30, 2001, substantially all of which was derived from these short-term agreements. For the quarter-ended June 30, 2000, related party revenue was $3.2 million. For the six months ended June 30, 2000, related party revenue was $6.4 million. We anticipate that related party revenue will decline substantially in the quarter ended September 30, 2001 as we focus on business areas which have longer-term contracts with recurring monthly revenue streams.

     Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our consumer and commerce products and services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues were $10.6 million, or 20.8% of revenue for the quarter ended June 30, 2001 compared to $8.1 million, or 16.1% of revenue for the quarter ended June 30, 2000. Cost of revenues were $22.3 million, or 22.9% of revenue for the six months ended June 30, 2001, compared to $14.2 million, or 16.0% of revenue, for the period ended June 30, 2000. Approximately 83% of cost of revenue in the quarter ended June 30, 2001 was comprised of personnel costs and other costs that support our consumer and commerce solutions, including data licenses, depreciation, and equipment. Approximately 78% of cost of revenue for the six months ended June 30, 2001 was personnel costs, data licenses and depreciation and equipment costs. In addition, approximately two percent of the expense recorded in the six months ended June 30, 2001 is attributable to one-time payments to certain employees for retention obligations from acquisitions and to the employees for accelerated vesting of our contribution to the Venture Fund on their behalf. Approximately 94% of the absolute dollar increase of cost of revenue from the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was attributable to increases in personnel costs, data licenses, communication costs and depreciation and equipment. The increase in our personnel costs is primarily a result of personnel added through our acquisitions of Prio, Saraide and Locus and personnel added to support our expanded service offerings. The increase in our server and depreciation cost is primarily a result of our data center build-out at our Bellevue headquarters and the data centers acquired in Mountain View and the Netherlands from our acquisitions of Prio and Saraide. The increase in our data licenses and communication costs is a result of expanding and enhancing our content and delivery.

     Product Development Expenses. Product development expenses consist principally of personnel costs for research, design, maintenance and ongoing enhancement of the proprietary technology we use to integrate and distribute our consumer and commerce services to merchants and consumers on wireline, wireless and broadband platforms. Product development expenses were $10.6 million, or 20.7% of revenue, for the quarter ended June 30, 2001 compared with $9.5 million, or 18.8% of revenue, for the quarter ended June 30, 2000. For the six months ended June 30, 2001 product development costs were $22.4 million, or 22.9% of revenue, compared to $16.5 million, or 18.4% of revenue, for the six months ended June 30, 2001. Approximately 89% of product development costs in the quarter ended June 30, 2001 was for personnel costs. Approximately 88% of product development costs in the six months ended June 30, 2001 was for personnel costs. Increases in personnel costs accounted for the increase in product development costs in 2001 from the comparable six-month period in 2000. In addition, approximately nine percent of total expenses for the six months ended June 30, 2001 is attributable to one-time payments to certain employees for retention obligations from acquisitions and to the employees for accelerated vesting of our contribution to the Venture Fund on their behalf. Generally, product development costs are not consistent with changes in revenue and they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional personnel who will continue to develop and enhance our proprietary technology.

     Sales, General and Administrative Expenses. Sales, general and administrative (SGA) expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. SGA expenses were $31.6 million, or 62.0% of revenues, for the quarter ended June 30, 2001 compared to $30.8 million, or 61.1% of revenues, for the quarter ended June 30, 2000. For the six months ended June 30, 2001 SGA expenses were $66.6 million, or 68.3% of revenues, compared to $53.8 million, or 60% of revenues for the six months ended June 30, 2000. Approximately 79% of SGA in the three and six months ended June 30, 2001 was comprised of personnel costs, advertising and marketing costs, professional services, carriage fees, occupancy costs and bad debt expense. Approximately three percent of SGA expenses in the six months ended June 30, 2001 was for one-time payments to certain employees for accelerated vesting of our contribution to the Venture Fund on their behalf. Approximately 86% of the increase in SGA for the six months ended June 30, 2001 was attributable to the increase is salaries and benefits, occupancy expense and carriage fees.

     Amortization of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademarks, contract lists and assembled workforce. Amortization of intangibles was $59.1 million in the quarter ended June 30, 2001, compared to $40.6 million in the quarter ended June 30, 2001. For the six months ended June 30, 2001 amortization of intangibles was $123.0 million compared with $68.6 for the six months ended June 30, 2000. The increases are a result of amortization of intangibles recorded from the acquisitions of Locus Dialogue, Inc. in January 2001, assets of the boxLot Company in December 2000, the iJapan technology in September 2000, TDLI.com and Orchest in August 2000, IQorder in July 2000 and Saraide and Millet Software in March 2000. The intangibles consist of goodwill, core technology, contract list and acquired workforce for each acquisition.

     In June 2001, Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which requires use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect the adoption of this accounting standard will have the impact of significantly reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, it is possible that significant impairment charges may be incurred upon adoption or in periods subsequent to adoption.

     Acquisition and Other Related Charges. Acquisition and other related charges consist of in-process research and development and other charges related directly to acquisitions, such as professional fees for transactions accounted for as pooling-of-interests. For the three months ended June 30, 2001, acquisition and other related charges were $111,000 which is comprised of legal, accounting and other fees related to acquisitions. Acquisition and related charges for the six months ending June 30, 2001 of $1.0 million included $600,000 of in-process research and development charges in the purchase acquisition of Locus Dialogue, $200,000 of severance pay to the former chief executive officer of Locus and legal, accounting and other fees related to acquisitions. For the three months ended June 30, 2000 acquisition and other related charges of $202,000 consisted of legal, accounting, and other fees. Acquisition and related charges for the six months ended June 30, 2000 of $86.6 million included $74.1 million of in-process research and development charges in the purchase acquisitions of Saraide and Millet Software. Also included were costs incurred in the acquisition of Prio, which was accounted for as a pooling-of-interests.

     Other Non-Recurring Charges. Other non-recurring charges consist of costs and/or charges that are not directly associated with other expense classifications or ongoing operations. For the quarter ended June 30, 2001 other non-recurring charges of $288,000 consisted of an allowance on a note receivable and legal settlement charges. Other non-recurring charges for the six months ended June 30, 2001 of $1.3 million included an allowance recorded on an employee loan of $1.1 million, $1.1 for settlements on litigation matters, an allowance of $1.1 million for a note receivable, and a $2.0 million decrease to the estimated liability of past overtime worked.

     We were audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt that should have been classified as non-exempt. As a result, for the quarter ended December 31, 2000, we recorded an estimated accrual in the amount of $3.0 million for the past wages that are due for overtime worked. Based on the overtime questionnaires we have received from the applicable employees through July 31, 2001 and a revision in the methodology used to calculate overtime pay approved by the Department of Labor, we have revised our estimate for this liability to be $1.0 million. $491,000 of this liability has been paid through July 31, 2001.

     Restructuring Charges. Restructuring charges of approximately $1.7 million for the six months ended June 30, 2001 reflect $1.4 million of severance costs associated with the reduction in work force during the first quarter of 2001. A charge of $255,000, also included in the six months ended June 30, 2001, is for a lease termination fee related to the closure of the our Dallas office.

     Gain (Loss) on Investments. Gain (loss) on investments consists of recognized gains and losses on investments in accordance with SFAS No. 133, recognized gains and losses on investments marked to fair value in the Venture Capital Fund, realized gains and losses on investments and impairment on investments.

    Unrealized gain and losses in accordance with SFAS No. 133: Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in earnings. We hold warrants to purchase stock in other companies which qualify as derivatives. For the three months ended June 30, 2001 we recognized a $2.6 million gain on these warrants. For the six months ended June 30, 2001, we recognized a $3.9 million loss on these warrants.

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

     Prior to dissolution of the fund, the fund's investments were adjusted to their fair value, resulting in recognizing $2.3 million of unrealized losses and $17.1 million of impairment on an investment in the quarter ended March 31, 2001. As of March 31, 2001, the Venture Fund was dissolved and the investments that were held by the Venture Fund were transferred to InfoSpace.

    Realized loss on investments: Realized losses on the sale of an investment and the write-off an investment during the quarter ended June 30, 2001 were $2.7 million. Realized losses on the sale of an investment and the write-off two investments during the six months ended June 30, 2001 were $3.1 million.

    Impairment on investments: Our management regularly reviews our investments for other than temporary declines in fair value. For the three months ending June 30, 2001 we recorded impairment charges of $14.1 million. During the six months ended June 30, 2001, we recorded impairment charges of $38.6 million for investments held by InfoSpace and $17.1 million for investments held by the Venture Fund, prior to dissolution of the fund.

     Other Income, Net. Other income, consisting primarily of interest income, was $4.6 million in the quarter ended June 30, 2001 and $7.1 million in the comparable quarter in the prior year. For the six months ended June 30, 2001 other income was $10.6 million compared to $14.7 million for the six months ended June 30, 2000. The decrease is primarily due to reinvestment of funds to equity securities from interest bearing fixed income securities and from cash used for operating activities and acquisitions in the final three quarters of 2000 and first quarter of 2001.

     We have reinvested and may in the future reinvest part of our fixed income securities in non-interest bearing equity instruments and investments. We anticipate that our investments in internally developed technology and our expansion plans may require greater cash uses in the remainder of 2001. With these two factors, we anticipate that our interest income from our fixed securities will decrease in 2001 compared with 2000.

     Cumulative Effect of Change in Accounting Principle. On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, we recorded an expense of $3.2 million to record warrants held to purchase stock in other companies at their fair value as of January 1, 2001 as a cumulative effect of change in accounting principle. As of December 31, 2000 warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost.

     On January 1, 2000, we adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Prior to January 1, 2000, we recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB 101, we would have deferred revenue of $2.1 million as of January 1, 2000 originally recorded in prior years. In accordance with SAB 101, we recorded a cumulative effect of change in accounting principle of $2.1 million.

     Income Tax Expense. We have recorded tax expense of approximately $137,000 for the quarter ended June 30, 2001 and $187,000 for the six months ended June 30, 2001, for our operations in Europe. We expect to continue to record a tax provision for our international operations and do not anticipate recording a U.S. federal tax provision for the remainder of 2001.

Balance Sheet Commentary

  Payroll Tax Receivable.

     As of June 30, 2001, our balance sheet had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, one of our executives exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and we remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the executive did not have the ability to sell the stock until February 2001. A tax ruling states, however, that the tax valuation and remittance is not required until the affiliate has the ability to sell the stock. We, therefore, returned the federal income tax withholding and filed an amendment to our payroll tax return to request the tax refund.

Liquidity and Capital Resources

     From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In April 1997, Go2Net completed its initial public offering which yielded net proceeds of approximately $12.8 million. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Stock Purchase Rights Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proce eds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. As of June 30, 2001, we had cash, cash equivalents and short-term investments of $268.2 million, long-term investments of $75.4 million and a payroll tax receivable due from the Federal government of $13.2 million.

     Net cash used by operating activities was $21.7 million for the six months ended June 30, 2001. This use of cash included a cash outlay of $12.6 for a payroll tax receivable due from the Federal government, $1.4 million of one-time severance pay for the reduction of workforce, $1.5 million of one-time payouts to the employees for the accelerated vesting of our contribution to the Venture Fund for the employees, $1.8 million of one-time payments to certain employees for retention obligations from acquisitions and $500,000 of payments associated with the closure of our Ottawa office. Net cash provided by operating activities was $10.2 million for the six month ended June 30, 2000.

     Net cash provided by investing activities was $44.5 million in the six months ended June 30, 2001. Cash provided by investing activities was primarily a result of reinvesting short-term investments in commercial paper with a term of 90 days or less. Offsetting the $130.4 million of short-term investment maturities was $42.3 million invested in long-term investments, $12.0 million in equity investments, $9.2 million in purchases of fixed assets, $5.8 million in business acquisition costs and $16.3 million for the buyout of the minority interest ownership in the Venture Fund. Net cash used by investing activities was $67.8 million in the six months ended June 30, 2000. During this period, cash used in investing activities was primarily comprised of costs associated with the acquisition of Prio, notes receivable additions, purchase of fixed assets and equity investments. The cash used in investing activities was partially offset by cash received from the minority interest of the Venture Capital Fund and maturities of debt investments.

     Net cash provided by financing activities in the six months ended June 30, 2001 was $5.6 million. $8.7 million was comprised of proceeds from the exercise of stock options and warrants and from share purchases from the employee stock purchase plan. Cash used in financing activities of $3.1 million was used to payoff the acquired debt of Locus Dialogue. Net cash provided by financing activities for the six months ended June 30, 2000 of $5.3 million was primarily comprised of proceeds from the exercise of stock options and warrants, offset by payments of debt acquired in the Prio and Saraide acquisitions.

     We plan to use our cash for strategic investments and acquisitions, investments in internally developed technology, global expansion of our services and continued build-out of infrastructure in Europe, Asia and South America and, as necessary, to fund current operations.

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

Acquisitions & Dispositions

     Locus Dialogue, Inc. On January 1, 2001, we acquired all of the stock of Locus Dialogue, Inc., a developer of speech recognition-enabled applications. The acquisition was accounted for as a purchase. We issued 5,114,233 shares of our common stock (1) directly to those Locus Dialogue shareholders who elected to receive our common stock in exchange for their Locus Dialogue shares at the closing of the acquisition, (2) upon the exchange or redemption of the exchangeable shares of Locus Holdings Inc., an indirect subsidiary of ours, which exchangeable shares were issued to those Locus Dialogue shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of options granted to replace options of Locus Dialogue held at the closing. We issued shares with a fair value of $88.8 million, acquired $8.8 million of net assets and incurred $556,000 in acquisition costs. Included in the calculation of goodwill is $23.6 million for the fair value of 1,173,216 options we assumed. We also recorded $3.9 million in unearned compensation for the intrinsic value of the options assumed and for the valuation of 253,175 shares of restricted stock that vest after a one year service period with certain former Locus employees.

     On July 1, 2001, we sold certain operating assets and other rights relating to the Liaison enterprise solution business for $2.75 million. We acquired the Liaison enterprise solution business as part of the acquisition of Locus Dialog in January 2001. The operating assets included certain distribution contracts, the assembled Liaison workforce, the Locus Dialog trademarks, the enterprise solution inventory and certain fixed assets. In addition, we entered into a License Agreement pursuant to which the buyer is licensing to the Liaison and SoftDialogue software from us.

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

     We have incurred net losses from our inception through June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $603.9 million. We have not achieved profitability and we expect to continue to incur operating losses in the future. These losses may be significantly higher than our current losses. Many of our operating expenses are relatively fixed in nature, particularly in the short term, and we expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. We also expect to incur large noncash charges relating to amortization of intangibles related to past acquisitions. We must therefore generate revenues sufficient to offset these increased expenses in order for us to become profitable. We cannot assure you that we will successfully generate sufficient revenues or that we will ever achieve profitability. If we do achieve profitability, we may not be able to sustain it.

We have a relatively limited operating history and our business model is new and unproven, which makes it difficult to evaluate our future prospects.

     We were incorporated in March 1996 and accordingly, we have a relatively short operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model to provide consumer and commerce services is new and unproven and is likely to continue to evolve. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as ours. For example, we expect to derive a significant portion of our revenue from products and services that we have only recently introduced. Some of these risks relate to our potential inability to:

     .  develop and integrate new features with our existing services;

     . expand our services to new and existing merchants, merchant aggregators and wireless carriers;

     .  manage our growth, control expenditures and align costs with revenues;

     .  expand successfully into international markets;

     .  attract, retain and motivate qualified personnel; and

     .  respond to competitive developments.

     If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our financial results are likely to continue to fluctuate which could cause our stock price to be volatile or decline.

     Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors many of which are beyond our control, that could cause our quarterly results to fluctuate materially, including:

     .  variable demand for our products and services;

     . our ability to attract and retain advertisers, content providers, affiliates and distribution partners;

     . the amount and timing of fees we pay to affiliates to include our information services on their Web sites;

     .  expenditures for expansion of our operations;

     .  effects of acquisitions and other business combinations;

     . the introduction of new or enhanced services by us, our affiliates or distribution partners, or other companies that compete with us or our partners; and

     . the inability of our customers and content providers to pay us or to fulfill their contractual obligations to us due to difficulty in raising sufficient capital to support their long-term operations.

     For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

Our stock price has been and is likely to continue to be volatile.

     The trading price of our common stock historically has been highly volatile and has declined significantly in recent months. Since we began trading on December 15, 1998, our stock price has ranged from $1.563 to $138.50 (as adjusted for stock splits). On July 31, 2001, the closing price of our common stock was $2.09. Our stock price could continue to decline or to be subject to wide fluctuations in response to factors such as the following:

     .  actual or anticipated variations in quarterly results of operations;

     . announcements of technological innovations, new products or services by us or our competitors;

     . changes in financial estimates or recommendations by securities analysts;

     .  conditions or trends in the Internet and online commerce industries;

     . announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors; and

     .  additions or departures of key personnel.

     In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology stocks in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

We have historically been, and currently remain, reliant upon revenues from our wireline services. Our operating results would be harmed by a decline in sales of our wireline services or our failure to collect fees for these services.

     Historically, we have derived a majority of our revenues from our wireline consumer services, including licensing and per query fees from affiliates and advertising revenue from our customers. We anticipate that our wireline consumer services will generate over 50% of our revenues in 2001. Based upon our r eliance on revenues from wireline consumer services, revenues may decline if growth rates for use of our wireline consumer services do not meet our expectations.

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

     For 2001, we expect more of our revenues to come from distribution of our consumer and commerce services on wireless platforms, and from distribution of our commerce services both on our wireline platform and to our merchant aggregators. Our ability to increase the distribution of these new services, and thus diversify our revenues, could be hindered by numerous risks, including:

     . our ability to effectively develop, market and sell consumer and commerce products and services to new and existing affiliates and customers;

     .  the continued development of electronic commerce on the Internet;

     . the adoption of our commerce and consumer products and services by wireless carriers and device manufacturers;

     . the adoption of our services for delivery over broadband wireline platforms (DSL and cable) and broadband wireless standards (2.5G and 3G); and

     . the use of our commerce and consumer products and services by subscribers on their wireless devices.

Our financial and operating results will suffer if we are unsuccessful at integrating acquired businesses.

     We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Acquisitions typically involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large one-time write-offs, and amortization expenses related to goodwill and other intangible assets. Past and future acquisitions involve numerous risks which could adversely affect our results of operations or stock price, including:

     . assimilating the operations, products, technology, information systems and personnel of acquired companies;

     .  diverting managements' attention from other business concerns;

     . impairing relationships with our employees, affiliates, content providers and distribution partners;

     .  losing key employees of acquired companies; and

     . failing to achieve the anticipated benefits of these acquisitions in a timely manner.

     The success of the operations of companies and technologies which we have acquired will often depend on the continued efforts of the management of those acquired companies. Accordingly, we have typically attempted to retain key employees and members of existing management of acquired companies under the overall supervision of our senior management. We have, however, not always been successful in these attempts at retention.

Our future earnings could be negatively affected by significant charges resulting from the impairment in the value of acquired assets.

     For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, assembled workforce, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining life. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. We will continue to regularly evaluate the recorded amount of our long-lived assets and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters.

Our revenues are attributable to a small number of customers, the loss of any one of which could harm our financial results.

     We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future. Our top ten customers represented 41% of our revenues for the six months ended June 30, 2001, 32% of our revenues for fiscal year 2000 and 30% of our revenues for fiscal year 1999. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Revenues derived from our consumer and commerce services are dependent on our relationships with affiliates and distribution partners.

     We will be not able to continue generating revenues from advertising, transaction fees and promotions unless we can secure and maintain distribution for our consumer and commerce services on acceptable commercial terms through a wide range of affiliates and distribution partners. In particular, we expect that a limited number of our affiliates, including America Online, Inc., its CompuServe and Digital City divisions, and Microsoft Network, LLC will account for a substantial portion of our affiliate traffic. We also rely on our relationships with regional Bell operating companies and merchant aggregators, including Bank of America and American Express, for distribution of our commerce services. Our distribution arrangements with our affiliates and distribution partners typically are for limited durations of between six months and two years and automatically renew for successive terms thereafter, subject to termination on short notice. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the cost of the relationships. We generally share with each affiliate a portion of the revenues generated by advertising on the Web pages that deliver our services. We also pay carriage fees to some of our affiliates, including AOL. In addition, if we lose a major affiliate, we may be unable to timely or effectively replace the affil iate with other affiliates with comparable traffic patterns and user demographics. The loss of any major affiliate is likely to harm our business.

We depend on third parties for content, and the loss of access to this content could cause us to reduce our product offerings to customers.

     We typically do not create our own content. Rather, we acquire rights to information from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers.

     We typically license content under short-term arrangements that do not require us to pay royalties or other fees for the use of the content. However, we do enter into revenue-sharing arrangements with certain content providers, and we pay certain content providers a one-time fee, a periodic fee or a fee for each query from Web users. In the future, we expect that some of our content providers will likely demand a greater portion of advertising revenues or increase the fees that they charge us for their content thus having a negative impact on our net earning. If we fail to enter into and maintain satisfactory arrangements with content providers our ability to provide a variety of products and services to our customers would be severely limited thus harming our business reputation and operating results.

Due to unfavorable economic conditions some of our affiliates may be unable to pay us or otherwise satisfy their obligations to us, thus harming our financial results and potentially our provision of services to other customers.

     As a result of generally unfavorable economic conditions including difficulties with raising necessary equity and debt financing, some of our affiliates may lack sufficient capital to support their long-term operations. As a result, these affiliates may not be able to pay us some or all of the fees they are required to pay us under their existing agreements. These conditions may also prevent potential affiliates from entering into contractual relationships or other strategic business relationships with us.

     Bad debt expense was 4.1% and 4.3% of all revenues for the three and six months ended June 30, 2001 respectively, 3.4% of all revenues for fiscal year 2000 and 1.8% of all revenues for fiscal year 1999. Management regularly reviews all receivables for collectability. We generally create reserves for all accounts sixty days or more past due and also reserve an amount based on revenues and the accounts receivable balance for accounts not specifically identified. We have a credit review process and, when circumstances warrant, require payment in advance from customers. As a result, we may have to forego business from customers who do not agree to our payment terms.

Our operating results have been, and may continue to be, negatively impacted by our recognition of losses on investments in other companies.

     We hold a number of investments in third parties. The majority of the companies we have invested in are engaged in Internet, networking, e-commerce, telecommunications and wireless technologies. These investments involve a high level of risk for a number of reasons, including:

     . some of our investments are in businesses based on new technologies or products that may not be widely adopted in the evolving Internet and wireless technology industries;

     . the companies in which we have invested are generally development-stage companies which are likely to continue to generate losses in the foreseeable future and may not be profitable for a long time, if at all;

     . in recent months, companies in the Internet and e-commerce industries have experienced difficulties in raising capital to fund expansion of continue operations; and

     . most of our investments are in privately held companies, and if public markets for their securities do not develop, it may be difficult to sell those securities.

     We regularly review all of our investments in public and private companies for other than temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other than temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the three and six months ended June 30, 2001, we determined that the declines in value of four and eight of our investments, respectively, were other than temporary, and we recognized impairment losses totaling $14.1 million and $55.7 million respectively to record these investments at their current fair values as of June 30, 2001.

     If we conclude in future quarters that the fair values of any of our investments have experienced more than temporary decline, we will record additional investment losses, which would adversely affect our financial condition and results of operations.

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk

     Equity Investment Risk We invest in equity instruments of public and privately-held, technology companies for business and strategic purposes. These investments are recorded as long-term assets. For the privately-held investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. For our publicly-held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred. Changes in fair market value of investments held by the Venture Fund, prior to dissolution as of March 31, 2001, and for warrants that qualify as derivatives are recorded through the statement of operations and had material effects on net loss in the six months ended June 30, 2001. The closure of the Venture

Fund during the first quarter of 2001 affects the accounting for these investments as the investments reverted back to InfoSpace and unrealized gains and losses on these investmen ts are now therefore recorded as a component of other comprehensive income, as opposed to through the statement of operations.

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

     On July 10, 2001, a purported shareholder derivative complaint entitled Marlowe v. Belsheim, et al. was filed in the Superior Court of Washington for King County. The complaint names as defendants current and former officers and directors of ours; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to us and were unjustly enriched by engaging in insider trading, and that all of the defendants breached their fiduciary duties in connection therewith. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to our obligations under the indemnification agreements and applicable Delaware law.

     On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and its chief executive officer made false and misleading statements about InfoSpace's business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. We are currently investigating and assessing the claims at issue and are preparing our response. Other, similar complaints subsequently were filed. The Horton matter and the subsequent complaints will be consolidated into one matter. We believe we have meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

     On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far. The complaint names as defendants current and former officers and directors of ours and entities related to a few of the individual defendants; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to us and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted our assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to our obligations under the indemnification agreements and applicable Delaware law.

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

     Two of nine founding shareholders of Authorize.Net Corporation, a subsidiary recently acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act. The case is currently in the discovery phase, which is expected to end on August 31, 2001. We have filed a motion for summary judgment on behalf of Authorize.Net. We believe we have meritorious defenses to these claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

     One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The plaintiff alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than one percent of our common stock after conversion. The plaintiff also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relations and conspiracy. The complaint was amended on December 20, 1999 to allege that we assumed the obligations of INEX under the alleged shareholders agreement as a result of our acquisition of INEX on October 14, 1999. The plaintiff seeks damages against us and the former INEX shareholders named in the suit for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before the acquisition, and the highest trading value of the shares of our common stock received or recei vable in the exchange prior to the date of trial. In the alternative, the plaintiff seeks special damages of $50 million Canadian. The plaintiff also seeks $500,000 Canadian in punitive damages and other remedies with regard to the disputed shares of stock. We have filed our response with the court, and discovery has yet to take place. We believe we have meritorious defenses to such claims but litigation is uncertain and we may not prevail in this suit.

Item 2. - Changes in Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3. - Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4. - Submission of Matters to a Vote of Security Holders

At the annual stockholders' meeting held on May 21, 2001, the following proposals were adopted by the margin indicated:

     1. To elect Class II directors to the Board of Directors to hold office until their successors are duly elected and qualified:

         Nominee                       Shares Voted For        Votes Withheld
         --------------------------------------------------------------------
         Rufus W. Lumry, III             272,098,457              2,442,343
         William D. Savoy                271,476,536              3,064,264

     2. To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2001:

                                       Shares Voted
                                  ----------------------
         For                            272,953,788
         Against                          1,078,753
         Abstain                            508,259


Item 6. - Exhibits and Reports on Form 8-K:

     a.  Exhibits

         None.

     b.  Reports on Form 8-K

         None.

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


Dated: August 10, 2001