Form 10-Q
period 2001-09-30
INFOSPACE INC
filed 2001-11-09
CIK 1068875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001 or

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

                                   Yes X No____.
                                      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
            Class                                   October 31, 2001
            -----                                   ----------------
Common Stock, Par Value $.0001                         303,895,505

                                 INFOSPACE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item 1. -- Financial Statements

       Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000..................................................................         3

       Consolidated Statements of Operations and Comprehensive Loss for the Three and
           Nine Months Ended September 30, 2001 and 2000......................................         4

       Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000........................................................         5

       Notes to Consolidated Financial Statements.............................................         6

Item  2. -- Management's Discussion and Analysis of Financial Condition and Results
            of Operations

       Overview...............................................................................        18

       Results of Operations..................................................................        20

       Liquidity and Capital Resources........................................................        28

       Factors Affecting Our Operating Results, Business Prospects and
           Market Price of Stock..............................................................        30


Item 3. -- Quantitative and Qualitative Disclosures About Market Risk.........................        36

                           Part II - Other Information

Item 1. - Legal Proceedings...................................................................        38

Items 2 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K...................................................        40

Signature.....................................................................................        41

Item 1. - Financial Statements

                                 INFOSPACE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,        December 31,
                                                                                             2001                 2000
                                       ASSETS                                            (unaudited)
                                                                                       ---------------       --------------
                                                                                              (Amounts in thousands,
                                                                                                except share data)
Current assets:

     Cash and cash equivalents .....................................................   $       127,578       $      153,913
     Short-term investments, available-for-sale ....................................            99,966              216,235
     Accounts receivable, net ......................................................            18,082               33,881
     Payroll tax receivable ........................................................            13,214                  620
     Notes and other receivables ...................................................            21,255               21,701
     Prepaid expenses and other current assets .....................................             9,354               14,491
                                                                                       ---------------       --------------
         Total current assets ......................................................           289,449              440,841
Property and equipment, net ........................................................            43,417               51,137
Long-term investments, available-for-sale ..........................................            82,036               32,451
Other investments ..................................................................            61,626              121,574
Intangible assets, net .............................................................           456,043              621,032
Other long term assets .............................................................             4,902                5,075
                                                                                       ---------------       --------------
Total ..............................................................................   $       937,473       $    1,272,110
                                                                                       ===============       ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable ..............................................................   $         7,901       $        4,537
     Accrued expenses and other current liabilities ................................            25,057               37,999
     Deferred revenue ..............................................................            16,634               31,430
                                                                                       ---------------       --------------
         Total current liabilities .................................................            49,592               73,966


     Long-term deferred revenue ....................................................             4,428                7,973
     Long-term lease obligation ....................................................             2,896                   --
     Minority interest .............................................................                --               21,599
                                                                                       ---------------       --------------
         Total liabilities .........................................................            56,916              103,538

Commitments and contingencies (Note 9)
Stockholders' equity:
     Preferred stock, par value $.0001- Authorized, 15,000,000 shares, issued and
     outstanding, 2 and 1 share ....................................................                --                   --
     Common stock, par value $.0001- Authorized, 900,000,000 shares; issued and
     outstanding, 303,857,346 and 316,669,408 shares ...............................                30                   32
     Additional paid-in capital ....................................................         1,694,590            1,596,213
     Accumulated deficit ...........................................................          (808,695)            (408,646)
     Deferred expense--warrants ....................................................              (884)              (1,495)
     Unearned stock-based compensation .............................................              (876)              (1,500)
     Accumulated other comprehensive loss ..........................................            (3,608)             (16,032)
                                                                                       ---------------       --------------
         Total stockholders' equity ................................................           880,557            1,168,572
                                                                                       ---------------       --------------
Total liabilities and stockholders' equity .........................................   $       937,473       $    1,272,110
                                                                                       ===============       ==============

          See accompanying notes to consolidated financial statements.

                                 INFOSPACE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
             Three and Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                               September 30,                  September 30,
                                                                          ----------------------        ----------------------
                                                                            2001         2000             2001          2000
                                                                          ---------   ----------        ---------    ---------
                                                                               (Amounts in thousands, except per share data)
Revenues (including related party revenues of $0, $9,141,
   $12,889 and $17,462) ................................................   $  33,051    $  59,804         $ 130,558     $ 149,068
Cost of revenues .......................................................       9,460       10,293            31,795        24,536
                                                                           ---------    ---------         ---------     ---------
         Gross profit ..................................................      23,591       49,511            98,763       124,532

Operating expenses:
   Product development .................................................       9,051       10,155            31,407        26,613
   Sales, general and administrative ...................................      27,214       34,819            93,815        91,517
   Amortization and impairment of intangibles ..........................     157,140       47,434           280,144       116,080
   Acquisition and other related charges ...............................      (4,504)       7,609            (3,504)       94,208
   Other non-recurring .................................................       2,140           --             3,484            --
   Restructuring charges ...............................................      13,755           --            15,410         2,171
                                                                           ---------    ---------         ---------     ---------
       Total operating expenses ........................................     204,796      100,017           420,756       330,589
                                                                           ---------    ---------         ---------     ---------
       Loss from operations ............................................    (181,205)     (50,506)         (321,993)     (206,057)

Gain (loss) on investments .............................................     (26,753)      (6,677)          (88,468)        8,474
Other income, net ......................................................       3,764        7,124            14,327        21,831
                                                                           ---------    ---------         ---------     ---------
Loss before income tax expense, minority interest and
 cumulative effect of change in accounting principle ...................    (204,194)     (50,059)         (396,134)     (175,752)
Minority interest ......................................................          --        2,154                --        (4,244)
Income tax expense .....................................................        (557)         (62)             (744)          (86)
                                                                           ---------    ---------         ---------     ---------
Loss before cumulative effect of change in accounting
 principle .............................................................    (204,751)     (47,967)         (396,878)     (180,082)
Cumulative effect of change in accounting principle ....................           -            -            (3,171)       (2,055)
                                                                           ---------    ---------         ---------     ---------

Net loss. ..............................................................   $(204,751)   $ (47,967)        $(400,049)    $(182,137)
                                                                           =========    =========         =========     =========
Basic and diluted net loss per share ...................................   $   (0.64)   $   (0.16)        $   (1.24)    $   (0.61)
                                                                           =========    =========         =========     =========
Shares used in basic and diluted net loss per share calculation ........     320,721      308,996           323,006       300,847
                                                                           =========    =========         =========     =========
Net loss ...............................................................   $(204,751)   $ (47,967)        $(400,049)    $(182,137)
 Foreign currency translation adjustment ...............................        (227)        (121)             (545)         (229)
 Unrealized gain (loss) on investments .................................         689      (24,734)           12,969       (67,130)
                                                                           ---------    ---------         ---------     ---------
Comprehensive loss .....................................................   $(204,289)   $ (72,822)        $(387,625)    $(249,496)
                                                                           =========    =========         =========     =========

See accompanying notes to consolidated financial statements.

                                 INFOSPACE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                                                       September 30,
                                                                                               -----------------------------
                                                                                                  2001               2000
                                                                                               -----------        ----------
                                                                                                  (Amounts in thousands)
Operating activities
     Net loss ...........................................................................      $  (400,049)       $(182,137)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
         Depreciation and other amortization ............................................          195,168          123,902
         Impairment of intangibles ......................................................           99,157               --
         Warrant and stock related revenue ..............................................          (13,267)         (16,437)
         Warrants expense ...............................................................              611            3,499
         Stock based compensation expense ...............................................            2,449              692
         Bad debt expense ...............................................................            4,070            5,737
         Loss (gain) and impairment on investments ......................................           88,468           (8,474)
         Other non-recurring charges ....................................................            1,732               --
         Minority interest ..............................................................               17            4,244
         Equity gain in joint venture ...................................................               --              (64)
         Loss on disposal of assets .....................................................              365              323
         Restructuring charges ..........................................................           13,702               --
         In-process research and development ............................................              600           80,100
         Business acquisition costs .....................................................               --           14,108
         Cumulative translation adjustment ..............................................             (545)            (264)
         Cumulative effect of change in accounting principle ............................            3,171            2,055
         Non cash service exchanged .....................................................               --              110
         Cash provided (used) by changes in operating assets and liabilities:
             Accounts receivable ........................................................           12,215          (21,900)
             Other receivables ..........................................................          (15,677)              --
             Prepaid expenses and other current assets ..................................            2,936           (4,903)
             Other long-term assets .....................................................              155               --
             Accounts payable ...........................................................            2,475               --
             Accrued expenses and other current liabilities .............................          (17,369)         (10,527)
             Deferred taxes .............................................................               --            2,145
             Deferred revenue ...........................................................          (16,740)          19,347
                                                                                               -----------        ---------
         Net cash provided (used) by operating activities ...............................          (36,356)          11,556
     Investing activities
         Business acquisitions ..........................................................           (5,427)         (13,499)
         Asset sale .....................................................................            2,707               --
         Contribution (purchase) of minority interest ownership in VC Fund ..............          (16,335)          16,365
         Notes receivable ...............................................................             (238)          (8,412)
         Other investments ..............................................................          (12,000)         (27,251)
         Purchase of fixed assets .......................................................          (10,883)         (34,951)
         Short-term investments, net ....................................................          116,269           (5,280)
         Long-term investments, net .....................................................          (47,425)              --
                                                                                               -----------        ---------
         Net cash provided (used) by investing activities ...............................           26,668          (73,028)
     Financing activities:
         Proceeds from issuance of ESPP shares ..........................................            1,563              587
         Proceeds from issuance of stock ................................................               --              (24)
         Proceeds from exercise of options and warrants .................................            7,651           35,255
         Payments for share repurchase ..................................................          (22,786)              --
         Payments of debt assumed from acquisitions .....................................           (3,075)         (22,877)
                                                                                               -----------        ---------
         Net cash provided (used) by financing activities ...............................          (16,647)          12,941
                                                                                               -----------        ---------
     Net decrease in cash and cash equivalents ..........................................          (26,335)         (48,531)
     Cash and cash equivalents:
         Beginning of period ............................................................          153,913          104,350
                                                                                               -----------        ---------
         End of period ..................................................................      $   127,578        $  55,819
                                                                                               ===========        =========
     Supplemental disclosure of noncash activities
         Warrants received in exchange for services .....................................      $        --        $   9,233
         Stock issued in exchange transaction ...........................................               --              110
         Acquisitions from purchase transactions:
         Stock issued ...................................................................           88,772               --
         Net liabilities acquired .......................................................           (2,379)              --


          See accompanying notes to consolidated financial statements.

                                 INFOSPACE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company and Basis of Presentation

InfoSpace, Inc. (InfoSpace, or the Company), a Delaware corporation, was founded in March 1996. InfoSpace is a provider of wireless and Internet software and application services. The Company delivers a wireless and Internet platform of software technologies and applications that enables companies to offer network-based services under their own brands. Products include consumer services, such as communication, entertainment, gaming and speech applications, as well as commerce services, including shopping and payment authorization. InfoSpace's customers include AT&T Wireless, ALLTEL, Cingular Wireless, Intel, Virgin Mobile, Verizon, National Discount Brokers, Lucent, Charles Schwab, Nortel and Overture (formerly GoTo). InfoSpace's affiliate network is comprised of Web sites including AOL, Microsoft, Lycos and Walt Disney Internet Group sites, among others.

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from estimates.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K (Commission File Number 0-25131) for the year ended December 31, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

Other non-recurring charges: Other non-recurring charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other non-recurring charges for the quarter ended September 30, 2001 includes $1.1 million for settlement charges on a litigation matters and $1.1 million in allowances for notes receivable. For the nine months ended September 30, 2001 other non-recurring charges includes $2.2 million for settlement charges on litigation matters (Note 9), $3.3 million in allowances for notes receivable, and a $2.0 million decrease to the estimated liability for past overtime worked (Note 9).

Restructuring charges: Restructuring charges consist of charges associated with the closures of company facilities or charges associated with a formal reduction in workforce (Note 11).

Gain (loss) on investments: Gain (loss) on investments consists of realized losses on investments sold, losses recorded from writedowns of investments to fair value for other-than-temporary declines in fair value, changes in fair value for investments held in the InfoSpace Venture Capital Fund 2000, LLC until its liquidation on March 31, 2001 and changes in fair value for derivative instruments held, which consist of warrants to purchase equity securities of public and private companies.

The Company determined that the decline in value of the Company's investments was other than temporary for eight investments in the quarter ended September 30, 2001 and for thirteen investments in the nine months ended September 30, 2001. The Company recognized non-cash losses totaling $26.8 million for the three months ended September 30, 2001 and $88.5 million for the nine months ended September 30, 2001, to record these investments at their fair values as of September 30, 2001. This amount is included in gain (loss) on investments in the Company's statements of operations. These losses were recorded as a result of the Company's periodic evaluation of whether the declines in fair value of its investments are other than temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments in companies with publicly quoted market prices, the Company compares the market price to the Company's carrying value and, if the quoted market price is less than the Company's accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other than temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. The Company also considers its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment; conditions in an industry or geographic area, seasonal factors, downgrading of a debt security by a rating agency, and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company obtains periodic financial statements from private company investees to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other than temporary declines in fair value below the Company's carrying value.

Cumulative effect of change in accounting principle: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, the Company recorded an expense of $3.2 million to record warrants held to purchase stock in other companies at their fair value as of January 1, 2001. This amount was recorded as a cumulative effect of change in accounting principle. As of December 31, 2000, warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost.

Recent accounting pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being classified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company has not yet completed its evaluation of the effect of adopting SFAS No. 142, however the Company expects that its amortization of goodwill and intangibles will be significantly reduced upon the adoption of these accounting standards commencing January 1, 2002 and it is possible that significant impairment charges may be incurred upon adoption.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined the impact of adopting SFAS No. 144 on its financial position or results of operations.

2.  Acquisitions

Locus Dialogue, Inc. On January 1, 2001, the Company acquired all of the common stock of Locus Dialogue, Inc. (Locus), a developer of speech recognition-enabled applications, for purchase consideration of 5,114,233 shares, which included 253,175 restricted shares and 1,173,216 replacement stock options, of the Company's common stock and acquisition expenses of $556,000. The valuation of shares issued of $23.46 per share was based on the Company's average stock price for the day of, three days before and three days after the date of announcement of November 6, 2000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows:

                                                                                  (in thousands)
Tangible assets acquired                                                            $  4,682
Liabilities assumed                                                                   (7,010)
                                                                                    ---------
    Book value of net liabilities acquired                                            (2,328)
Fair value adjustments:
    Purchased technology, including in-process research and development                5,900
    Distribution agreements                                                            2,400
    Assembled workforce                                                                2,800
                                                                                    ---------
Fair value of net assets acquired                                                   $  8,772
                                                                                    =========
Purchase price:
    Fair value of shares issued                                                     $ 88,772
    Fair value of options assumed                                                     23,589
    Fair value of net assets acquired                                                 (8,772)
    Fair value of restricted stock recorded as unearned compensation                  (2,239)
    Acquisition costs                                                                    556
                                                                                    ---------
Excess of purchase price over net assets acquired, allocated to goodwill            $101,906
                                                                                    =========


The $5.9 million value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the nine months ended September 30, 2001, include the write-off of $600,000 of purchased in-process research and development for in-process research and development that had not yet reached technological feasibility and had no alternative future use. The remaining $5.3 million represents $3.7 million and $1.6 million for Locus' Liaison and SpeechPortal core technology.

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

The following summary, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the three and nine months ended September 30, 2000 assuming Locus Dialogue (now called InfoSpace Speech Solutions) had been acquired at the beginning of the period.

                                                       Three months ended       Nine months ended
                                                       September 30, 2000       September 30, 2000
                                                          (in thousands)          (in thousands)
                                                      ----------------------- ------------------------
Revenue                                                     $ 60,907                $ 151,845
Net loss before cumulative effect of change in
  accounting principle                                       (50,268)                (186,635)
Net loss                                                     (50,268)                (188,690)
Basic and diluted loss per share                            $  (0.16)               $   (0.63)

3.  Asset Sale

On July 1, 2001, the Company sold certain operating assets and other rights relating to the Liaison enterprise solution business for $2.7 million. The operating assets included certain distribution contracts, the assembled Locus Liaison workforce, the Locus trademarks, the enterprise solution inventory and certain fixed assets. In connection with this asset sale, the Company recorded an impairment charge of approximately $64.2 million to write down the core technology acquired and related goodwill to its estimated fair value (Note 4). The remaining personnel and assets of Locus including the voice application, SpeechPortal and SoftDialogue are now operated under the name of Infospace Speech Solutions.

4.   Intangible Impairment

During the three months ended September 30, 2001, the Company determined that the values of certain intangible assets associated with previous acquisitions were impaired. A total of $99.2 million of impairment charges were recorded during the three-month period ended September 30, 2001. This amount is included in "Amortization and impairment of intangibles" in the accompanying consolidated statements of operations and is comprised of $2.0 million of charges related to assembled workforce intangibles, $33.0 million of charges related to abandoned technology and related goodwill amounts, and $64.2 million related to writedowns of the core technology and associated goodwill from the Locus asset sale (Note
3).

The assembled workforce intangible impairment charges of $2.0 million recorded during the three months ended September 30, 2001 are associated with several previous acquisitions for which the Company determined, based on substantial declines in the acquired workforce, that the fair values assigned to these assets were less than the recorded amounts. As such, the Company determined the fair value of the remaining workforce intangible using the same assumptions used to estimate the fair value at the respective acquisition dates, and recorded a charge to reduce the related assembled workforce intangible assets to their estimated fair values as of September 30, 2001.

Also during the three months ended September 30, 2001, the Company determined that it would not pursue development of technologies acquired in certain previous acquisitions due to changes in market factors and the Company's business. The Company therefore recorded charges totaling $33.0 million to reduce the remaining book value of any core technology intangible assets recorded in connection with these acquisitions, along with related goodwill amounts, to zero.

In connection with the sale of certain assets related to the Liaison enterprise solution business of Locus (Note 3), the Company recorded a charge of $64.2 million, reflecting an impairment in the core technology intangible asset and related goodwill. Based on future estimated cash flows from the Liaison enterprise solution business to be received after the asset sale, the Company determined the estimated fair value of the core technology and related goodwill totaled $500,000. The charge recorded during the three months ended September 30, 2001 reduces the carrying amounts of these intangible assets to this estimated fair value as of the date of the asset sale.

5.   Venture Capital Fund

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

Prior to dissolution, the Fund's investments were adjusted to fair value as of March 31, 2001. $2.3 million of recognized losses and $17.1 million of impairment on an investment were recognized in the quarter ending March 31, 2001 (Note 6). As of March 31, 2001, the Venture Capital Fund was dissolved and the investments that were held by the Fund transferred to the Company at their fair value. Future changes in the fair value of publicly held investments will be recorded through accumulated other comprehensive income.

6.  Gain (Loss) on Investments

Gain (loss) on investments for the nine months ended September 30, 2001 and 2000 consists of the following (in thousands):

                                            Three months ended September         Nine months ended September
                                                         30,                                  30,
                                            ----------------------------         ---------------------------
                                                2001              2000                2001            2000
                                            -----------        ---------         ------------       --------
InfoSpace, Inc.:

     Net loss on investments                 $   (4,207)       $      --           $   (7,512)      $     --

     Other-than-temporary impairments           (22,546)              --              (61,530)            --
                                             ----------        ---------           ----------       --------
                                                (26,753)              --              (69,042)            --

Venture Capital Fund:

     Net gain (loss) on investments                  --           (6,677)              (2,306)         8,474
     Other-than-temporary
       impairments                                   --               --              (17,120)            --
                                             ----------        ---------           ----------       --------
                                                     --                               (19,426)         8,474
                                             ----------        ---------           ----------       --------
Net gain (loss) on investments               $  (26,753)       $  (6,677)          $  (88,468)      $  8,474
                                             ==========        =========           ==========       ========


7.  Stockholders' Equity

In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan, under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Stock Option Plan, 25 million shares of common stock are available for grant of options or issuance of restricted stock. Options and restricted stock granted under this stock option plan expire ten years from the date of the grant. Options under the 2001 Plan vest over two years, with 2.08% vesting on a monthly basis for the first 24 months and the 50% balance vesting at the end of the two-year period.

On September 10, 2001, the Company repurchased approximately 21.7 million shares of its common stock from Vulcan Ventures Inc. at a discounted purchase price of $1.05 per share in a privately negotiated block transaction. The closing price of the stock on the date of purchase was $1.40. The Company has retired the repurchased shares.

8. Payroll Tax Receivable

As of September 30, 2001, the Company has $13.2 million recorded as a tax receivable due from the federal government. In October of 2000, an employee of the Company deemed to be an affiliate under pooling-of-interests exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and the Company remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the affiliate did not have the ability to sell the stock until February 2001. Internal Revenue Code Section 83(a) states that the excess of the fair market value over the amount paid shall be included in the taxpayer's gross income when the property acquired is not subject to a substantial risk of forfeiture. A substantial risk of forfeiture was deemed to exist until the reporting conditions of Accounting Series Releases (ASR's) 130 and 135 had been met. The Company returned the federal income tax withholding to the employee during the first quarter of 2001 and has filed an amendment to the Company's payroll tax return to request the tax refund.

9. Commitments and Contingencies

Litigation:

On July 10, 2001, a purported shareholder derivative complaint entitled Marlowe
v. Belsheim, et al. was filed in the Superior Court of Washington for King County. The complaint names as defendants current and former officers and directors of Infospace; the Company is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and that all of the defendants breached their fiduciary duties in connection therewith. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. The Company has entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to the Company's obligations under the indemnification agreements and applicable Delaware law. On August 29, 2001, the plaintiffs filed a motion for voluntary dismissal. On September 10, 2001, the court granted that motion and dismissed the case without prejudice.

On June 19, 2001, a putative securities class action complaint entitled Horton
v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and its chief executive officer made false and misleading statements about InfoSpace's business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent complaints have been consolidated into one matter. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint is due to be filed in December 2001. The Company believes that it has meritorious defenses to these claims but litigation is inherently uncertain and it may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz
v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants current and former officers and directors of the Company's and entities related to a few of the individual defendants; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. The Company has entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to our obligations under the indemnification agreements and applicable Delaware law. Proceedings in the case are currently stayed pending investigation of the claims by the special litigation committee of the Company's Board of Directors.

On December 18, 2000, an employee filed a complaint against the Company in federal court in Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The employee contends that he agreed to work for the Company on the basis of an oral representation that he would be granted more stock options than any other employee and that he would always have more stock options than any other employee. The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from the Company as well as equitable relief requiring the Company to award him the largest number of stock options of any employee in the future. Additionally, on the basis of a claim against Naveen Jain for violations of the Racketeer Influenced Corrupt Organizations Act, the employee also seeks trebling of any award of compensatory damages and recovery of his attorneys' fees and costs. The case is currently in the discovery phase, and a trial is set to commence on April 8, 2002. The Company believes that it has meritorious defenses to these claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. The case is currently in the discovery phase, which is expected to end on November 23, 2001. The Company has filed a motion for summary judgment on behalf of Authorize.Net and has asserted counterclaims against the plaintiffs. The Company believes it has meritorious defenses to these plaintiffs' claims. Nevertheless, litigation is uncertain and the Company may not prevail in this suit.

One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint alleges that INEX improperly made private placements, issued employee options and permitted share transfers after February 1997. The plaintiff alleges it should have acquired rights in approximately 88% of the INEX share capital, which would be less than one percent of our common stock after conversion. The plaintiff also alleges other breaches of contract, breach of fiduciary duty, corporate oppression, unlawful interference with economic relations and conspiracy. The complaint was amended on December 20, 1999 to allege that the Company assumed the obligations of INEX under the alleged shareholders agreement as a result of the acquisition of INEX on October 14, 1999. The plaintiff seeks damages against the Company and the former INEX shareholders named in the suit for the difference between the issue or sale price of INEX shares issued or transferred after February 1997 and before the acquisition, and the highest trading value of the shares of the Company's common stock received or receivable in the exchange prior to the date of trial. In the alternative, the plaintiff seeks special damages of $50 million Canadian. The plaintiff also seeks $500,000 Canadian in punitive damages and other remedies with regard to the disputed shares of stock. The Company has filed its response with the court, and discovery has yet to take place. The Company believes it has meritorious defenses to such claims but litigation is uncertain and it may not prevail in this suit.

Settlement of Litigation:

In May 2001, the Company reached a settlement agreement with a former employee of Go2Net from a complaint that was originally filed against Go2Net in October 1999. Under terms of the settlement, net of insurance coverage proceeds, the Company paid the former employee $950,000. The Company also settled four other litigation matters in the nine months ended September 30, 2001 with settlement payments net of insurance coverage proceeds totaling $1.2 million.

Contingencies:

The Company was audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt that should have been classified as non-exempt. As a result, the Company recorded in the quarter ended December 31, 2000, an estimated accrual in the amount of $3.0 million for the past wages that were estimated to be due for overtime worked. Based on the overtime questionnaires received from the applicable employees, the Company revised the estimate for this liability to $1.0 million in the second quarter of 2001. $491,000 of this liability has been paid through October 31, 2001.

The Internal Revenue Service is auditing the Company's payroll tax returns for the year 2000. The Company expects this audit to be concluded in 2001. No amounts have been accrued in the financial statements as of September 30, 2001 for any liability that may result, as the amount, if any, the Company will be required to pay related to this matter is not determinable.

10. Related Party Transactions

During the nine months ended September 30, 2001, the Company made investments in four private companies for business and strategic purposes. In the normal course of business, the Company also entered into short-term agreements to provide various promotional services for these companies. For the quarter-ended September 30, 2001, the Company recorded no related party revenue. For the quarter ended September 30, 2000, related party revenue was $9.1 million. For the nine months ended September 30, 2001, related party revenue was $12.9 million. For the nine months ended September 30, 2000, related party revenue was $17.4 million.

As the securities purchased by the Company in the investment transactions executed during the nine months ended September 30, 2001 were in private companies, the Company determined the fair value of the securities by reference to prices negotiated and paid by other independent investors who invested in these companies or through independent valuations performed by third party valuation specialists.

11. Restructuring Charges

The restructuring charge of $13.8 million in the quarter ended September 30, 2001 includes future operating lease costs net of estimated sublease income from the abandonment of the Company's Seattle, Mountain View and a portion of the Montreal facilities. In negotiations with potential sublesees, the Company determined that due to current economic conditions and vacancy rates the properties would not be subleased at a rate that would provide for full recovery of future lease payments. Accordingly, a charge for the difference between the future lease costs and the expected sublease cost recovery was recorded at the time the Company made the decision to abandon the property. Also included in the restructuring charges for the quarter are severance costs for the reduction in workforce from the closure of the Mountain View facility. The restructuring charges for the nine months ended September 30, 2001 also includes charges for the formal reduction in the workforce in February 2001 and adjustments for future operating lease costs from the closure of the Ottawa and Dallas facilities. The $2.2 million restructuring charge in the nine months ended September 30, 2000 was for the closure of the Company's Dallas facility. The restructuring charges for 2001 are comprised of the following (in thousands):

                                                            Three months ended            Nine months ended
                             Type of Charge                 September 30, 2001           September 30, 2001
    ----------------------------------------------------------------------------------------------------------
    Severance and other costs                                          $   196                      $ 1,851
    Leasehold improvement write-down                                     5,141                        5,141
    Operating lease costs, net of estimated                              7,835                        7,835
    sublease income
    Other fixed asset write-down                                           583                          583
                                                                       -------                      -------
            Total restructuring charges                                $13,755                      $15,410
                                                                       =======                      =======

12.  Subsequent Events

Stockholders' Equity:

On October 29, 2001 the Company filed a Schedule TO (tender offer statement under the Securities Exchange Act of 1934) with the SEC relating to the Company's offer to exchange certain outstanding stock options held by eligible employees for shares of restricted stock (the "Offer to Exchange"). Pursuant to the terms of the Offer to Exchange, participating eligible employees will receive one share of restricted stock for every four shares underlying eligible options surrendered. In order to participate, eligible employees must also tender other outstanding unexercised options with exercises prices equal to or greater than $3.00 per share, but will not receive additional shares of restricted stock in exchange for such shares. The exchange offer period is scheduled to expire November 26, 2001 unless extended by the Company. The Company reserves the right to reject the exchange offer unless option holders tender options to purchase at least 46,755,234 shares of common stock. If the exchange offer is accepted by the Company, the restricted shares would vest quarterly over a two-year period. InfoSpace will record an amount on the date of grant based on the restricted stock's value, which will be expensed as a compensation expense as the restricted stock vests. Eligible options that are not exchanged in this offer may be treated as variable awards for accounting purposes.

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

Overview

InfoSpace, Inc. (InfoSpace, or the Company), a Delaware corporation, was founded in March 1996. InfoSpace provides a wireless and Internet platform of software technologies and applications that enables companies to offer network-based services under their own brands. Our products include consumer services, such as communication, entertainment, gaming and speech applications, as well as commerce services, including shopping and payment authorization. InfoSpace's customers include AT&T Wireless, ALLTEL, Cingular Wireless, Intel, Virgin Mobile, Verizon, National Discount Brokers, Lucent, Charles Schwab, Nortel and Overture (formerly GoTo). InfoSpace's affiliate network is comprised of Web sites including AOL, Microsoft, Lycos and Walt Disney Internet Group sites, among others.

Our Infrastructure Services

     The following provides greater detail regarding on our consumer and commerce products and services:

     Consumer Products and Services: The consumer products and services we offer include unified communication services, including device-independent e-mail and instant messaging; information services, such as integrated directory, news, and lifestyle information; games and entertainment; and community services, including the personal information management services such as online address books and calendars.

     We deliver our consumer products and services through our wireline, wireless and broadband distribution channels. Our affiliates encompass an international network of wireless, PC and non-PC devices, including cellular phones and pagers.

     Commerce Products and Services: Our commerce products and services enable merchants to leverage the Internet to promote their businesses and to conduct commerce through exposure to participating consumers throughout our international network, whether on wireless devices or on PCs.

     Our commerce products and services include shopping that includes e-wallet and price comparison features, and our Authorize.Net payment processing platform for businesses.

     Our agreements provide for our customers to access and utilize our infrastructure services; however they do not have the right to take possession of our software.

Our Distribution Channels

     We currently distribute our consumer and commerce products and services primarily to wireless carriers, merchant aggregators, regional Bell operating companies (RBOCs) and other merchant networks as well as to our wireline, wireless and broadband partners. These distribution channels comprise our four areas of business focus. The following provides detail on each of our business areas:

     Wireline: Through our wireline business unit, we provide our consumer products and services such as instant messaging and search to our affiliates that include Web sites (including portals) and businesses.

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

     We currently have relationships with more than 20 domestic and international wireless carriers, including Verizon Wireless, AT&T Wireless, Cingular Wireless, VoiceStream, ALLTEL, Virgin Mobile and Orange's Dutchtone and equipment manufacturers such as Nortel and Lucent. Our consumer and commerce products and services are private-labeled for each carrier, preserving the brand of the carrier and their relationship with their customer.

     Merchant: Our commerce services enable merchants to create, promote, sell and distribute their products and services across multiple channels through our distribution network to the end users of our services. We have reseller agreements with RBOCs, merchant banks and major merchant aggregators such as Wells Fargo and American Express.

     Broadband: We deliver integrated, cross-platform broadband (DSL, 2.5/3G, cable modem, satellite) services to customers worldwide. These services will include a comprehensive suite of our consumer and commerce products and services which take greater advantage of high-speed connections such as interactive games and other entertainment services. Building on our existing infrastructure technology, we are currently developing new application interfaces to support our broadband PC services. We are currently targeting high-speed access providers, including cable networks, satellite providers and DSL providers, for the license of our broadband platform. We do not expect broadband revenue to be material until 2002.

     All of our services are built on our core technology platform and use the same operational infrastructure. We do not currently allocate development or operating costs to any of these services.

     We have incurred losses since our inception and, as of September 30, 2001, we had an accumulated deficit of approximately $808.7 million, which includes impairment and amortization of intangibles of approximately $568 million. For the quarter ended September 30, 2001, our net loss was $204.7 million, including amortization and impairment of intangibles of $157.1 million and $26.7 million loss on investments. For the nine months ended September 30, 2001, our net loss totaled $400.0 million, including amortization and impairment of intangibles of $280.1 million and $88.5 million loss on investments. For the quarter ended September 30, 2000, our net loss was $48.0 million, including $47.4 million in amortization of intangibles and $6.7 million loss on investments. For the nine months ended September 30, 2000, our net loss totaled $182.1 million, including amortization of intangibles of $116.1 million, $8.4 million gain on investments and $94.2 million in acquisition and other related charges associated with the acquisitions of Prio, Saraide, Millet and IQorder of which $80.1 million of these charges was a non-cash charge for in-process research and development for the acquisitions of Saraide, Millet and IQorder. We have offices in the United States, Canada, Australia, Brazil, the United Kingdom and the Netherlands. As of October 31, 2001, we had 788 employees worldwide.

     We believe that our future success will depend largely on our ability to continue to offer consumer and commerce products and services to merchants and on wireline, wireless and broadband platforms that are attractive to our existing and potential future merchants and distribution partners. In addition, we must do the following:

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

Results of Operations for the Three and Nine Months Ended September 30, 2001

     Revenues. Our revenues are derived from our consumer and commerce products and services, which are distributed to users and subscribers on wireline, wireless and broadband platforms and to merchants via merchant aggregators including merchant banks and RBOCs. We tailor agreements to fit the needs of our wireless carriers, merchant aggregators, affiliates and distribution partners and under any one agreement we may earn revenue from a combination of our consumer and commerce products and services. We identify revenues by our four distribution channels, which are merchant, wireline and wireless and broadband. We do not expect broadband revenue to be material until 2002.

     Revenues were $33.1 million in the quarter ended September 30, 2001 compared to $59.8 million for the quarter ended September 30, 2000. Revenues were $130.6 million for the nine months ended September 30, 2001 compared to $149.1 million for the nine months ended September 30, 2000. Revenues in the quarter and nine months ended September 30, 2001 were negatively impacted by the U.S. economic slowdown, which has in turn caused a reduction in advertising spending on the Internet, and a slowdown in technology investment decisions in the short term. As discussed after the second quarter, our goal is to focus on securing long-term recurring contracts and not to pursue short-term, non-recurring revenue contracts, including barter, warrants and related party contracts.

     Included in revenue are barter revenues generated from non-cash transactions as defined by Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized barter revenue of $3.1 million for the three months ended September 30, 2001 and $12.2 million for the quarter ended September 30, 2000 from these non-cash agreements. We recognized $13.4 million of barter revenue for the nine months ended September 30, 2001 compared to $25.4 million for the nine months ended September 30, 2000. Non-cash transactions are common in our industry. Generally, these transactions consist of the right to place Internet advertisements. For the quarter ended September 30, 2001, barter advertising expense was $2.0 million. For the nine months ended September 30, 2001, barter advertising expense was $8.0 million.

     We hold warrants and stock in public and privately held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments. Additionally, some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined through third party investors or independent appraisal. We recorded revenue in the amount of $1.9 million for vesting in stock and warrants for the quarter ended September 30, 2001 compared to $6.4 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 we recorded $12.9 million for vesting in stock and warrants compared to $16.4 million for the nine months ended September 30, 2000. Revenue recognized from stock and warrants attached to a business agreement is based upon the estimated value of the securities received.

     Revenues earned from companies in which we own stock are considered related party revenue. During the nine months ended September 30, 2001, we made investments in four private companies for business and strategic purposes. In the normal course of business, we also entered into short-term agreements to provide various promotional services for these companies. We did not have related party revenue in the quarter ended September 30, 2001. For the three months ended September 30, 2000, related party revenue was $9.1 million. For the nine months ended September 30, 2001, related party revenue was $12.9 million. For the nine months ended September 30, 2000, related party revenue was $17.4 million.

     Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our consumer and commerce products and services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues were $9.5 million, or 29% of revenue for the quarter ended September 30, 2001 compared to $10.3 million, or 17% of revenue for the quarter ended September 30, 2000. Cost of revenues were $31.8 million, or 24% of revenue for the nine months ended September 30, 2001, compared to $24.5 million, or 17% of revenue, for the nine months ended September 30, 2000. Approximately 92% of cost of revenue in the quarter ended September 30, 2001 was comprised of personnel costs and other costs that support our consumer and commerce solutions, including data licenses, depreciation, and equipment. Approximately 87% of cost of revenue for the nine months ended September 30, 2001 was personnel costs, data licenses and depreciation and equipment costs.

     The absolute dollar decrease of cost of revenue for the quarter ended September 30, 2001 was primarily attributable to a decrease in salaries and benefits due to the reduction of workforce, reduction in communication costs and a decrease in the use of professional services. These decreases were partially offset by increases in data licenses from the expanding and enhancing of our licensed content and delivery, and increases in depreciation and non-capitalized equipment. The absolute dollar increase in cost of revenue for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was primarily attributable to increases in data licenses and depreciation and non-capitalized equipment. The increase in our data licenses and communication costs is a result of expanding and enhancing our licensed content and delivery.

      Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the proprietary software, application services and solutions we deliver to our customers across wireline, wireless and broadband networks. Product development expenses were $9.1 million, or 27% of revenue, for the quarter ended September 30, 2001 compared with $10.2 million, or 17% of revenue, for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 product development costs were $31.4 million, or 24% of revenue, compared to $26.6 million, or 18% of revenue, for the nine months ended September 30, 2000. Approximately 84% of product development costs in the quarter ended September 30, 2001 was for personnel costs. Approximately 87% of product development costs in the nine months ended September 30, 2001 was for personnel costs.

      The decrease in product development costs in the quarter ended September 30, 2001, relates to decreased salaries and benefits from the Locus Liaison enterprise solution business sale in July 2001 and the Ottawa office closure in the first quarter of 2001, reduced expenditures for non-capitalized equipment and reduced travel expenses. The increase in the nine months ended

September 30, 2001 is attributable to higher salaries and benefits expense from one-time payments to certain employees for retention obligations from acquisitions and to the employees for accelerated vesting of our contribution to the Venture Fund on their behalf that occurred in the first quarter of 2001. This increase is also due to increased product development personnel from the acquisition of Locus Dialogue. Generally, product development costs are not consistent with changes in revenue and they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that significant investments in technology are necessary to remain competitive. Accordingly, we expect product development expenses to continue to increase in absolute dollars as we hire additional personnel who will continue to develop and enhance our proprietary technology.

      Sales, General and Administrative Expenses. Sales, general and administrative (SGA) expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. SGA expenses were $27.2 million, or 82% of revenues, for the quarter ended September 30, 2001 compared to $34.8 million, or 58% of revenues, for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 SGA expenses were $93.8 million, or 72% of revenues, compared to $91.5 million, or 61% of revenues for the nine months ended September 30, 2000. Approximately 81% of SGA in the three months ended September 30, 2001 was comprised of personnel costs, advertising and marketing costs, professional services, carriage fees, occupancy costs and bad debt expense. These costs were approximately 79% of SGA in the nine months ended September 30, 2001. The absolute dollar decrease for the quarter ended September 30, 2001 is attributable to reduced salaries and benefits expense due to the reduction of workforce in 2001, reduced barter and other advertising costs, reduced travel costs and reduced bad debt expense. The absolute dollar increase for the nine months ended September 30, 2001 is attributable to increased professional service expenses, increased occupancy expenses from the leases on our headquarters facility which began in July 2000 and our Montreal facility from our acquisition of Locus Dialogue in January 2001 and higher carriage expenses. We expect SGA expenses to continue to decline in absolute dollars in 2002 compared to 2001.

     Amortization and Impairment of Intangibles. Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademarks, contract lists and assembled workforce. Amortization of intangibles was $57.9 million in the quarter ended September 30, 2001, compared to $47.4 million in the quarter ended September 30, 2000. For the nine months ended September 30, 2001 amortization of intangibles was $181.0 million compared with $116.1 million for the nine months ended September 30, 2000. The increases are a result of amortization of intangibles recorded from the acquisitions of Locus Dialogue in January 2001, assets of The boxLot Company in December 2000, iJapan technology in September 2000, TDLI.com and Orchest in August 2000, IQorder in July 2000 and Saraide and Millet Software in March 2000.

During the three months ended September 30, 2001, we determined that the values of certain intangible assets associated with previous acquisitions were impaired. A total of $99.2 million of impairment charges were recorded during the three-month period ended September 30, 2001. This amount is included in "Amortization and impairment of intangibles" in the accompanying consolidated statements of operations and is comprised of $2.0 million of charges related to assembled workforce intangibles, $33.0 million of charges related to abandoned technology and related goodwill amounts, and $64.2 million related to writedowns of the core technology and associated goodwill from the Locus asset sale.

The assembled workforce intangible impairment charges of $2.0 million recorded during the three months ended September 30, 2001 are associated with several previous acquisitions for which we determined, based on substantial declines in the acquired workforce, that the fair values assigned to these assets were less than the recorded amounts. As such, we determined the fair value of the remaining workforce intangible using the same assumptions used to estimate the fair value at the respective acquisition dates, and recorded a charge to reduce the related assembled workforce intangible assets to their estimated fair values as of September 30, 2001.

Also during the three months ended September 30, 2001, we determined that we would not pursue development of technologies acquired in certain previous acquisitions due to changes in market factors and our business. We therefore recorded charges totaling $33.0 million to reduce the remaining book value of any core technology intangible assets recorded in connection with these acquisitions, along with related goodwill amounts, to zero.

In connection with the sale of certain assets related to the Liaison enterprise solution business of Locus, we recorded a charge of $64.2 million, reflecting an impairment in the core technology intangible asset and related goodwill. Based on future estimated cash flows from the Liaison enterprise solution business to be received after the asset sale, we determined the estimated fair value of the core technology and related goodwill totaled $500,000. The charge recorded during the three months ended September 30, 2001 reduces the carrying amounts of these intangible assets to this estimated fair value as of the date of the asset sale.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which requires use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect the adoption of this accounting standard will have the impact of significantly reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, it is possible that significant impairment charges may be incurred upon adoption.

     Acquisition and Other Related Charges. Acquisition and other related charges consist of in-process research and development and other charges related directly to acquisitions, such as professional fees for transactions accounted for as pooling-of-interests, prior to the adoption of SFAS No. 141. During the third quarter of 2001, a reduction to acquisition costs accrued in 2000 was negotiated. The acquisition and related charges for the nine months ending September 30, 2001 included the accrual adjustment noted above, $600,000 of in-process research and development charges in the purchase acquisition of Locus Dialogue, $200,000 of severance pay to the former chief executive officer of Locus and legal, accounting and other fees related to acquisitions. For the three months ended September 30, 2000 acquisition and other related charges of $7.6 million consisted of $1.6 million of legal, accounting, and other fees and $6.0 million of in-process research and development from the acquisition of IQorder. Acquisition and related charges for the nine months ended September 30, 2000 of $94.2 million included $80.1 million of in-process research and development charges in the purchase acquisitions of Saraide, Millet Software and IQorder. Also included were costs incurred in the acquisition of Prio, which was accounted for as a pooling-of-interests.

     Other Non-Recurring Charges. Other non-recurring charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other non-recurring charges for the quarter ended September 30, 2001 includes a charge of $1.1 million for settlement charges on litigation matters and $1.1 million in allowances for employee loans and notes receivable. For the nine months ended September 30, 2001 other non-recurring charges consists of $3.3 million in allowances for employee loans and notes receivable, $2.2 million for settlement charges on litigation matters and a $2.0 million decrease to the estimated liability for past overtime worked.

     We were audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt that should have been classified as non-exempt. As a result, for the quarter ended December 31, 2000, we recorded an estimated accrual in the amount of $3.0 million for the past wages that are due for overtime worked. Based on the overtime questionnaires we have received from the applicable employees we have revised our estimate for this liability to be $1.0 million of which $491,000 has been paid through October 31, 2001.

     Restructuring Charges. The restructuring charge of $13.8 million in the quarter ended September 30, 2001 includes future operating lease costs net of sublease income from the abandonment of our Seattle, Mountain View and a portion of the Montreal facilities. In negotiations with potential sublesees, we determined that due to current economic conditions and vacancy rates the properties would not be subleased at a rate that would provide for full recovery of future lease payments. Accordingly, a charge for the difference between the future lease costs and the expected sublease cost recovery was recorded at the time we made the decision to abandon the property. Also included in the restructuring charges for the quarter are severance costs for the reduction in workforce from the closure of the Mountain View facility. The restructuring charges for the nine months ended September 30, 2001 also includes charges for the formal reduction in the workforce in February 2001 and adjustments for future operating lease costs from the closure of the Ottawa and Dallas facilities. We announced an additional workforce reduction subsequent to September 30, 2001.

     Gain (Loss) on Investments. Gain (loss) on investments consists of recognized gains and losses on investments in accordance with SFAS No. 133, recognized gains and losses on investments marked to fair value in the Venture Capital Fund, realized gains and losses on investments and impairment on investments.

     Unrealized gains and losses in accordance with SFAS No. 133: Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in earnings. We hold warrants to purchase stock in other companies which qualify as derivatives. For the three months ended September 30, 2001 we recognized a $4.2 million loss on these warrants. For the nine months ended September 30, 2001, we recognized a $7.5 million loss on these warrants.

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

     Realized loss on investments: Realized losses on the sale of an investment and the write-off of investments during the nine months ended September 30, 2001 were $3.1 million.

     Impairment on investments: Our management determined that the decline in value of our investments was other than temporary for eight investments in the quarter ended September 30, 2001 and for thirteen investments in the nine months ended September 30, 2001. For the quarter ended September 30, 2001, we recorded impairment charges of $22.5 million. For the nine months ended September 30, 2001, we recorded impairment charges of $75.6 million, which includes the $17.1 million impairment on the Venture Fund investment discussed above.

     Our management periodically evaluates whether the declines in fair value of our investments are other than temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments in companies with publicly quoted market prices, we compare the market price to the investment's carrying value and, if the quoted market price is less than the investment's accounting basis for an extended period of time, we then consider additional factors to determine whether the decline in fair value is other than temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, downgrading of a debt security by a rating agency, and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment's carrying value.

     Other Income, Net. Other income, consisting primarily of interest income, was $3.7 million in the quarter ended September 30, 2001 and $7.1 million in the comparable quarter in the prior year. For the nine months ended September 30, 2001 other income was $14.3 million compared to $21.8 million for the nine months ended September 30, 2000. The decrease is primarily due to re-investment of funds to equity securities from interest bearing fixed income securities and from cash used for operating activities and acquisitions in the fourth quarter of 2000 and the first three quarters of 2001.

     We have reinvested and may in the future reinvest part of our fixed income securities in non-interest bearing equity instruments and investments. We anticipate that our investments in internally developed technology and severance payments for the October 2001 reduction of the workforce may require greater cash uses in the future. In addition, declining interest rates may contribute to decreases in interest income. With these three factors, we anticipate that our interest income from our fixed securities will decrease in fourth quarter 2001 compared with fourth quarter of 2000. With the lower short-term rates, we continue to expect lower yields on our marketable investments and expect our interest income to be lower in 2002 compared to 2001.

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

     Income Tax Expense. We have recorded tax expense of approximately $557,000 for the quarter ended September 30, 2001 and $744,000 for the nine months ended September 30, 2001, for our operations in Europe. We expect to continue to record a tax provision for our international operations and do not anticipate recording a U.S. federal tax provision for the remainder of 2001 or 2002.

Balance Sheet Commentary

Payroll Tax Receivable. As of September 30, 2001, our balance sheet had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, one of our employees exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and we remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the employee did not have the ability to sell the stock until February 2001. A tax ruling states, however, that the tax valuation and remittance is not required until the affiliate has the ability to sell the stock. We, therefore, returned the federal income tax withholding to the employee and filed an amendment to our payroll tax return to request the tax refund.

Stockholders' Equity. On September 10, 2001, we repurchased approximately 21.7 million shares of our common stock from Vulcan Ventures Inc. at a discounted purchase price of $1.05 per share in a privately negotiated block transaction. The closing sale price of the stock on the date of purchase was $1.40. We retired the repurchased shares.

Liquidity and Capital Resources

     From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In April 1997, Go2Net completed its initial public offering which yielded net proceeds of approximately $12.8 million. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Employee Stock Purchase Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. As of September 30, 2001, we had cash, cash equivalents and short-term investments available-for-sale of $227.5 million, long-term investments available-for-sale of $82.0 million and a payroll tax receivable due from the Federal government of $13.2 million.

     Net cash used by operating activities was $36.4 million for the nine months ended September 30, 2001. This represents $20.4 million in the first quarter, $1.3 million in the second quarter, and $14.7 million in the third quarter. The use of cash in the nine months ended September 30, 2001 included a cash outlay of $12.6 million for a payroll tax receivable due from the Federal government, $10.6 million for payment of acquisition fees from a 2001 accrual, $1.8 million of one-time payments to certain employees for retention obligations from acquisitions, $2.2 million in settlement payments, $1.5 million of one-time payouts to the employees for the accelerated vesting of our contribution to the Venture Fund for the employees, $1.4 million of one-time severance pay for the reduction of workforce in the first quarter of 2001 and $500,000 of payments associated with the closure of our Ottawa office. The third quarter also included $1.1 million in one-time settlement payments. Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2000.

     Net cash provided by investing activities was $26.7 million in the nine months ended September 30, 2001. Cash provided by investing activities was primarily a result of reinvesting short-term investments in commercial paper with a term of 90 days or less. Offsetting the $116.3 million of short-term investment maturities and the $2.7 million proceeds from the sale of a segment of the Liaison enterprise solution business was $47.4 million invested in long-term investments, $12.0 million in equity investments, $10.9 million in purchases of fixed assets, $5.4 million in business acquisition costs and $16.3 million for the buyout of the minority interest ownership in the Venture Fund. Net cash used by investing activities was $73.0 million in the nine months ended September 30, 2000. During that period, cash used in investing activities was primarily comprised of costs associated with the acquisition of Prio, notes receivable additions, purchase of fixed assets and equity investments. The cash used in investing activities was partially offset by cash received from the minority interest of the Venture Capital Fund and maturities of debt investments.

     Net cash used by financing activities in the nine months ended September 30, 2001 was $16.6 million. $22.8 million was used in the share repurchase from Vulcan Ventures. $3.1 million was used to payoff the acquired debt of Locus Dialogue. Cash proceeds from financing activities comprised of $9.2 million from the exercise of stock options and warrants and from share purchases from the employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2000 of $12.9 million was primarily comprised of proceeds from the exercise of stock options and warrants, offset by payments of debt acquired in the Prio and Saraide acquisitions.

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

Acquisitions & Dispositions

     Locus Dialogue Inc. On January 1, 2001, we acquired all of the stock of Locus Dialogue Inc., a developer of speech recognition-enabled applications (now called InfoSpace Speech Solutions). The acquisition was accounted for as a purchase. We issued 5,114,233 shares of our common stock (1) directly to those Locus Dialogue shareholders who elected to receive our common stock in exchange for their Locus Dialogue shares at the closing of the acquisition, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace Speech Solutions Holdings Inc. (formerly Locus Holdings Inc.), an indirect subsidiary of ours, which exchangeable shares were issued to those Locus Dialogue shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of options granted to replace options of Locus Dialogue held at the closing. We issued shares with a fair value of $88.8 million, acquired $8.8 million of net assets and incurred $556,000 in acquisition costs. Included in the calculation of goodwill is $23.6 million for the fair value of 1,173,216 options we assumed. We also recorded $3.9 million in unearned compensation for the intrinsic value of the options assumed and for the valuation of 253,175 shares of restricted stock that vest after a one year service period with certain former Locus employees.

     On July 1, 2001, we sold certain operating assets and other rights relating to the Liaison enterprise solution business for $2.7 million. We acquired the Locus Liaison enterprise solution business as part of the acquisition of Locus Dialogue in January 2001. The operating assets included certain distribution contracts, the assembled Liaison workforce, the Locus Dialogue trademarks, the enterprise solution inventory and certain fixed assets. In addition, we entered into a license agreement pursuant to which the buyer is licensing Liaison and SoftDialogue software from us. The remaining personnel and assets of Locus including the voice application, SpeechPortal and SoftDialogue are now operated under the name of InfoSpace Speech Solutions.

Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock

You should carefully consider the risks and uncertainties described below and all of the information contained in this report carefully before making an investment decision. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

We have a history of losses and expect to continue to incur significant operating losses, and we may never be profitable.

     We have incurred net losses from our inception through September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $808.7 million, which includes impairment and amortization of intangibles of approximately $568 million. We have not achieved profitability and we expect to continue to incur operating losses in the future. These losses may be significantly higher than our current losses. Many of our operating expenses are relatively fixed in nature, particularly in the short term, and we expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. We also expect to incur large noncash charges for intangibles and goodwill related to past acquisitions when we adopt SFAS No. 142. We must therefore generate revenues sufficient to offset these increased expenses in order for us to become profitable. We cannot assure you that we will successfully generate sufficient revenues or that we will ever achieve profitability. If we do achieve profitability, we may not be able to sustain it.

We have a relatively limited operating history and operate in new and rapidly evolving markets, which makes it difficult to evaluate our future prospects.

     We were incorporated in March 1996 and accordingly, we have a relatively short operating history upon which you may evaluate our business and prospects compared to many companies in more established industries. Since inception, our business model has evolved, and is likely to continue to evolve as we expand our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by growing companies in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

     . develop and integrate new features with our existing services;

     . expand our services to new and existing merchants, merchant aggregators and wireless carriers;

     . manage our growth, control expenditures and align costs with revenues;

     . expand successfully into international markets;

     . attract, retain and motivate qualified personnel; and

     . respond to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors.

     If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our financial results are likely to continue to fluctuate which could cause our stock price to be volatile or decline.

     Our financial results have varied on a quarterly basis and are likely to fluctuate substantially in the future. These fluctuations could cause our stock price to be volatile or decline. There are several factors, many of which are beyond our control, including:

     . variable demand for our products and services, due to the rapidly evolving markets we serve or otherwise;

     . our ability to attract and retain customers, content providers, affiliates and distribution partners;

     . the amount and timing of carriage fees we pay to affiliates to include our information services on their Web sites;

     . expenditures for expansion of our operations;

     . effects of acquisitions and other business combinations;

     . our ability to meet service level agreements with our carrier partners;

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

     The trading price of our common stock historically has been highly volatile and has declined significantly in the last eighteen months. Since we began trading on December 15, 1998, our stock price has ranged from $1.06 to $138.50 (as adjusted for stock splits). On October 31, 2001, the closing price of our common stock was $1.58. Our stock price could continue to decline or to be subject to wide fluctuations in response to factors such as the following:

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

     Historically, we have derived a majority of our revenues from our wireline consumer services, including licensing and per query fees from our search directory and advertising agreements. Based upon our reliance on revenues from wireline consumer services, revenues may decline if growth rates for use of our wireline consumer services do not meet our expectations.

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

If we are unable to increase our wireless and merchant revenue base, a significant portion of our revenues will continue to be derived from wireline consumer services, which could weaken our financial position.

     For 2001, we expect more of our revenues to come from distribution of our consumer and commerce services on wireless platforms, and from distribution of our commerce services both on our wireline platform and to our merchant aggregators. Our ability to increase the distribution of these new services, and thus increase our revenues, could be hindered by numerous risks, including:

     . our ability to effectively develop, market and sell consumer and commerce products and services to new and existing customers and distribution partners;

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

     For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, assembled workforce, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining life. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. At December 31, 2000 we determined that intangible assets from two purchase acquisitions had been impaired. Accordingly, we recorded an impairment charge of $9.0 million in the year ended December 31, 2000. In the quarter ended September 30, 2001, we determined that intangible assets from eight purchase acquisitions had partial or full impairment. Accordingly we recorded an impairment charge of $99.2 million in the period. We will continue to regularly evaluate the recorded amount of our long-lived assets and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters.

     In addition, recent changes in U.S. generally accepted accounting principles (GAAP) will require us to stop amortizing purchased goodwill and certain intangibles. We will adopt these changes effective January 1, 2002. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Accordingly, we may incur significant impairment charges upon adoption of these accounting standards and in subsequent periods.

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

     . unknown liabilities surfacing post transaction close;

     . losing key employees of acquired companies; and

     . failing to achieve the anticipated benefits of these acquisitions in a timely manner.

     The success of the operations of companies and technologies, which we have acquired, will often depend on the continued efforts of the management of those acquired companies. Accordingly, we have typically attempted to retain key employees and members of existing management of acquired companies under the overall supervision of our senior management. We have, however, not always been successful in these attempts at retention.

Our revenues are attributable to a small number of customers, the loss of any one of which could harm our financial results.

     We derive a substantial portion of our revenues from a small number of customers. We expect that this will continue in the foreseeable future. Our top ten customers represented 39% of our revenues for the nine months ended September 30, 2001, 32% of our revenues for fiscal year 2000 and 30% of our revenues for fiscal year 1999. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Revenues derived from our consumer and commerce services are dependent on our relationships with affiliates and distribution partners.

     We will be not able to continue generating revenues from licensing, per query fees, transaction fees and subscriber fees unless we can secure and maintain distribution for our consumer and commerce services on acceptable commercial terms through a wide range of affiliates and distribution partners. In particular, we expect that a limited number of our affiliates, including America Online, Inc., its CompuServe and Digital City divisions, and Microsoft Network, LLC will account for a substantial portion of our affiliate traffic. We also rely on our relationships with regional Bell operating companies and merchant aggregators, including Wells Fargo and American Express, for distribution of our commerce services. Our distribution arrangements with our affiliates and distribution partners typically are for limited durations of between six months and two years and automatically renew for successive terms thereafter, subject to termination on short notice. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the cost of the relationships. We generally share with each affiliate a portion of the revenues generated by advertising on the Web pages that deliver our services. We also pay carriage fees to some of our affiliates, including AOL. In addition, if we lose a major affiliate, we may be unable to timely or effectively replace the affiliate with other affiliates with comparable traffic patterns and user demographics. The loss of any major affiliate is likely to harm our business.

We depend on third parties for content, and the loss of access to this content could cause us to reduce our service offerings to customers.

     We typically do not create our own content. Rather, we acquire rights to information from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers.

     We typically license content under short-term arrangements that do not require us to pay royalties or other fees for the use of the content. However, we do enter into revenue-sharing arrangements with certain content providers, and we pay certain content providers a one-time fee, a periodic fee or a fee for each query from Web users. In the future, we expect that some of our content providers will likely demand a greater portion of advertising revenues or increase the fees that they charge us for their content thus having a negative impact on our net earning. If we fail to enter into and maintain satisfactory arrangements with content providers our ability to provide a variety of services to our customers would be severely limited thus harming our business reputation and operating results.

Due to unfavorable economic conditions some of our affiliates may be unable to pay us or otherwise satisfy their obligations to us, thus harming our financial results and potentially our provision of services to other customers.

     As a result of generally unfavorable economic conditions including difficulties with raising necessary equity and debt financing, some of our affiliates and customers may lack sufficient capital to support their long-term operations. As a result, these affiliates may not be able to pay us some or all of the fees they are required to pay us under their existing agreements. These conditions may also prevent potential affiliates and customers from entering into contractual relationships or other strategic business relationships with us.

     Bad debt expense was 3.1% of revenues for the nine months ended September 30, 2001, 3.4% of revenues for fiscal year 2000 and 1.8% of revenues for fiscal year 1999. Management regularly reviews all receivables for collectability. We generally create reserves for all accounts sixty days or more past due and also reserve an amount based on revenues and the accounts receivable balance for accounts not specifically identified. We have a credit review process and, when circumstances warrant, require payment in advance from customers. As a result, we may have to forego business from customers who do not agree to our payment terms.

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

     . in recent months, companies in the Internet, wireless and e-commerce industries have experienced difficulties in raising capital to fund expansion of continue operations; and

     . most of our investments are in privately held companies, and if public markets for their securities do not develop, it may be difficult to sell those securities.

     We regularly review all of our investments in public and private companies for other than temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other than temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the nine months ended September 30, 2001, we determined that the declines in value of thirteen of our investments were other than temporary, and we recognized impairment losses totaling $75.6 million to record these investments at their current fair values. $22.5 million of this impairment was recorded in the third quarter of 2001, which represented 11% of the net loss applicable to common stock holders for the period. Given the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of September 30, 2001, our other investments were valued at $61.6 million.

        If we conclude in future quarters that the fair values of any of our investments have experienced more than temporary decline, we will record additional investment losses, which would adversely affect our financial condition and results of operations.

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk

         Equity Investment Risk We invest in equity instruments of public and privately-held, technology companies for business and strategic purposes. These investments are recorded as long-term assets. For the privately-held investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. For our publicly-held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred. Changes in fair market value of investments held by the Venture Fund, prior to dissolution as of March 31, 2001, and for warrants that qualify as derivatives are recorded through the statement of operations and had material effects on net loss in the nine months ended September 30, 2001. The closure of the

Venture Fund during the first quarter of 2001 affects the accounting for these investments as the investments reverted back to InfoSpace and unrealized gains and losses on these investments are now therefore recorded as a component of other comprehensive income, as opposed to through the statement of operations.

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

     On July 10, 2001, a purported shareholder derivative complaint entitled Marlowe v. Belsheim, et al. was filed in the Superior Court of Washington for King County. The complaint names as defendants current and former officers and directors of ours; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to us and were unjustly enriched by engaging in insider trading, and that all of the defendants breached their fiduciary duties in connection therewith. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to our obligations under the indemnification agreements and applicable Delaware law. On August 29, 2001, the plaintiffs filed a motion for voluntary dismissal. On September 10, 2001, the Court granted that motion and dismissed the case without prejudice.

     On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and its chief executive officer made false and misleading statements about InfoSpace's business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent complaints have been consolidated into one matter. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint is due to be filed in December 2001. We believe we have meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

     On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants current and former officers and directors of ours and entities related to a few of the individual defendants; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to us and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted our assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with defendant officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by those individuals pursuant to our obligations under the indemnification agreements and applicable Delaware law. Proceedings in the case are currently stayed pending the investigation of these claims by the special litigation committee of our Board of Directors.

     On December 18, 2000, an employee filed a complaint against us in federal court in Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The employee contends that he agreed to work for us on the basis of an oral representation that he would be granted more stock options than any other employee and that he would always have more stock options than any other employee. The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from us as well as equitable relief requiring us to award him the largest number of stock options of any employee in the future. Additionally, on the basis of a claim against Naveen Jain for violations of the Racketeer Influenced Corrupt Organizations Act, the employee also seeks trebling of any award of compensatory damages and recovery of his attorneys' fees and costs. The case is currently in the discovery phase, and a trial is set to commence on April 8, 2002. We believe we have meritorious defenses to these claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

     Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary recently acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. The case is currently in the discovery phase, which is expected to end on November 23, 2001. We have filed a motion for summary judgment on behalf of Authorize.Net and has asserted counterclaims against the plaintiffs. We believe we have meritorious defenses to these plaintiffs' claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

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

Item 6. -- Exhibits and Reports on Form 8-K:

         a.  Exhibits

             None.

         b.  Reports on Form 8-K

             c. Current Report on Form 8-K dated September 10, 2001, filed with the SEC on September 11, 2001, with respect to InfoSpace's repurchase of approximately 21.7 million shares from Vulcan Ventures Incorporated, reported pursuant to Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INFOSPACE, INC.

                                           By: /s/ Tammy D. Halstead
                                               --------------------------------
                                               Tammy D. Halstead
                                               Chief Financial Officer

Dated:  November 9, 2001