Form 10-Q/A
period 2001-09-30
INFOSPACE INC
filed 2002-02-27
CIK 1068875

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

                                   Yes X  No    .
                                      --    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
            Class                                   October 31, 2001
            -----                                   ----------------
Common Stock, Par Value $.0001                         303,895,505

                                EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A (Amendment No. 1) includes corrections to certain barter revenue numbers under "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations." The barter revenues for the three and nine month periods ended September 30, 2000 were erroneously reported as $12.2 million and $25.4 million, respectively. The correct revenue amounts attributable to barter transactions for the three and nine month periods ended September 30, 2000 were $3.4 million and $5.7 million, respectively.

     To the extent this amended filing is inconsistent with our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, the original filing is hereby superseded and amended. The amended filing has not been updated to reflect events subsequent to the periods covered or the date of the original filing.

                                 INFOSPACE, INC.
                          FORM 10-Q/A QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results
            of Operations

       Overview...............................................................................         4

       Results of Operations..................................................................         6

       Liquidity and Capital Resources........................................................        14

       Factors Affecting Our Operating Results, Business Prospects and
           Market Price of Stock..............................................................        16

Signature.....................................................................................        23

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

     Included in revenue are barter revenues generated from non-cash transactions as defined by Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized barter revenue of $3.1 million for the three months ended September 30, 2001 and $3.4 million for the quarter ended September 30, 2000 from these non-cash agreements. We recognized $13.4 million of barter revenue for the nine months ended September 30, 2001 compared to $5.7 million for the nine months ended September 30, 2000. Non-cash transactions are common in our industry. Generally, these transactions consist of the right to place Internet advertisements. For the quarter ended September 30, 2001, barter advertising expense was $2.0 million. For the nine months ended September 30, 2001, barter advertising expense was $8.0 million.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INFOSPACE, INC.

                                           By: /s/ Tammy D. Halstead
                                               --------------------------------
                                               Tammy D. Halstead
                                               Chief Financial Officer

Dated:  February 27, 2002