Form 10-K
period 2001-12-31
INFOSPACE INC
filed 2002-03-27
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25131

INFOSPACE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1718107 (IRS Employer Identification No.)

601 108th Avenue NE, Suite 1200, Bellevue, Washington 98004
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:
(425) 201-6100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on February 28, 2002 as reported by Nasdaq, was approximately $325.0 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, 309,179,234 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 20, 2002 (the “Proxy Statement”).

ITEM 1.    Business

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the wireless and Internet software and application services industry, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and elsewhere in this report.

Overview

InfoSpace, Inc. is a provider of wireless and Internet software and application services. We have developed and deliver a wireless and Internet platform of software and application services that enable companies to offer network-based services under their own brands. Our customers in turn, offer these products and application services to their customers as their solutions. We provide our services across multiple platforms simultaneously, including PCs and non-PC devices.

We develop and deliver our products and application services to a broad range of customers that span each of our business areas of wireline and broadband, merchant and wireless. In our wireline and broadband business, we deliver our services to Web portals such as America Online, destination sites such as Disney, and DSL providers such as Verizon Online. In our merchant business, we deliver our products to regional Bell operating companies such as Verizon, merchant banks such as Union Bank of California, and financial institutions such as American Express. In our wireless business, we deliver our products and application services to wireless carriers such as Verizon Wireless, AT&T Wireless and Cingular, and other consumer service companies such as Charles Schwab.

Our services are predominately built on our core technology platform and use the same operational infrastructure. We do not currently allocate development or operating costs to any of these services. The following provides detail on each of our business areas.

Wireline and Broadband

Through our wireline and broadband business area, we develop and deliver Internet services for high-speed broadband and dial-up narrowband Web sites. We enable our customers such as destination Web sites and broadband service providers, including digital subscriber line (DSL) companies, to offer their customers an array of private-labeled services. We deliver our services to Web sites including America Online, Microsoft’s MSN, NBCi, Lycos and Verizon Online, among others.

InfoSpace’s product offerings are designed to help businesses attract customers, improve loyalty, create new revenue streams and monetize their customer base. Further, our services are private-labeled and delivered with each customer’s logo, color scheme and navigation design, to help strengthen the value of their brand. This ensures that our customers own the value relationship with their customer. Our wireline business unit is focused on delivering three main categories of products:

•
Web search products are meta-search engines in that they simultaneously search many engines at the same time, producing fast, extensive results. Rather than offering just a single search engine, our search solutions offer some of the best search engines on the Web. We integrate search engines including Alta Vista, Overture, About, Direct Hit and Looksmart, among others, into our meta-search products.

•	Directory services are an extension of search and include Internet products (White Pages and Classifieds) people use every day.

•
Broadband services are designed to take advantage of higher bandwidth networks. Our current and next-generation applications and services are targeted at the DSL and cable modem markets, and are designed to create compelling reasons for customers to subscribe or migrate to high-speed connections.

In wireline, for search and directory services we are paid on a per query basis. We do not expect broadband revenues to be material in the near future.

Merchant

Our merchant business area develops and delivers products and application services that are designed to help merchants leverage Internet and wireless technologies to attract customers, reduce costs, grow sales and conduct business. These applications and services enable businesses to establish an online presence, promote their products and services, and conduct secure commerce using an Internet connected device. Our merchant services are branded for leading merchant banks and other merchant service providers who in turn offer these solutions to their business customers. Our merchant services are available through a broad merchant reseller channel, including Verizon, one of the largest providers of products and services for small to medium-sized businesses in the U.S., and major financial institutions such as American Express and Union Bank of California. Our merchant services include:

•
Payment solutions that enable merchants to authorize, process, and manage credit card and electronic check transactions on Internet-enabled mobile devices and personal computers. InfoSpace payment solutions are offered as a private-label service to leading merchant banks such as Wells Fargo and Union Bank of California and directly to merchants through InfoSpace’s reseller network.

•
Shopping services that offer a private-labeled, end-to-end solution designed to help partners increase traffic, build customer loyalty and drive additional revenue through offering a comparison-shopping service to their customers under their own brand. This flexible service can be customized to appeal to a partner’s specific target market(s) and can be integrated with customer registration and internal loyalty programs.

•
Merchant promotions is primarily our yellow pages services, and are distributed through leading Web sites and wireless carriers over a wide range of fixed and mobile Internet connected devices, offering merchants expansive networks over which to promote their products and services.

•	Hosting solutions that provide merchants and Web developers with a flexible and scalable solution for establishing and building secure Web sites.

We generate revenue in our merchant business area from the following sources:

•
Payment transactions include our payment authorization and shopping services. In payment authorization, we earn revenue from our merchants through set-up fees and from monthly subscription fees, which may include a certain number of monthly transactions. As merchants exceed their minimum, we receive additional revenue per transaction. For shopping, we generally receive a percentage of the total dollars processed in each transaction, as well as a number of basis points for shopping transactions completed on certain Web sites.

•	Merchant promotions, which are primarily our yellow pages services, generate revenues on a per query basis.

•	Merchant hosting revenues are generated on a monthly basis from subscription fees and monetization of users to the merchant’s Web sites.

Wireless

Through our wireless business area, we develop, deliver and support solutions enabling our carrier customers to deliver wireless data services to their subscribers under their own brand over current and next generation networks. With our wireless platform, carriers can effectively manage and seamlessly deliver InfoSpace’s private- labeled applications and services, third party services and their own content and applications, to create a unique mobile data experience for their subscribers.

InfoSpace provides its wireless solutions to leading companies worldwide, including wireless carriers such as Verizon Wireless, Cingular Wireless, AT&T Wireless, ALLTEL, Virgin Mobile and Deutsche Telekom’s VoiceStream; and consumer services companies such as Charles Schwab. InfoSpace’s wireless solutions include:

Content Applications and Services—We offer an array of content application and services that bring personalized and timely information and entertainment services across many devices. These products include:

•	Content applications including news, finance, weather, sports and entertainment applications, among others.

•
Content services such as InfoSpace’s Alerts Service, including speech-enabled SMS (short message service) alerts, speech information services, 2-way SMS services and our downloadable content service. Our applications offer multiple delivery options for content distribution on any device in various data modes. Our content can be pushed or pulled as text messages over SMS to handsets and pagers, as WML or HDML decks on wireless internet-enabled phones, as HTML or cHTML pages on desktops and PDAs, or as VoiceXML for speech delivery. Our SMS delivery platform supports SMTP and a variety of direct messaging protocols such as SMPP and CIMD as well as a variety of downloadable content formats such as Nokia Smart Messaging and EMS (enhanced messaging service). For example:

•
We have deployed wireless alerts service applications in four different languages delivering content and messaging notifications to the subscribers of Verizon Wireless, Cingular Wireless, VoiceStream Wireless, ALLTEL, Cincinnati Bell, Vodafone, Virgin Mobile, KPN, Libertel, Dutchtone, BEN, Telfort, diAx, Telemig, ATL, Amazonia and Telet.

•
We have deployed two-way SMS service applications in four different languages delivering content on demand to the subscribers of Vodafone, Iusacell, One2One, KPN, Libertel, Dutchtone, BEN, Telfort and Microcell.

•
Content Provisioning.    We provide our customers a wide selection of provisioning options. Our solutions allow users to access, personalize and schedule information services via multiple interfaces including Web, WAP, speech and one-way and mobile-originated SMS.

Messaging—Our messaging products are designed to help carriers attract and retain subscribers and drive mobile data use by providing a unified environment with a single interface where their subscribers can access and manage their voice and data communications from multiple accounts.

•
Email.     Our email solution leverages both the wireless and wired Internet, and the interplay between devices and communications modes. Whether a subscriber is solely active on their wireless device or mixed use with their PC, has several existing email accounts or needs a new email account, our solution is designed to meet their needs.

•
Personal Information Manager.    Designed to meet the needs of both consumers and business professionals, our personal information manager (PIM) solutions leverage both the wireless and wired Internet, and the interplay between devices and communications modes. By providing a server-based solution suite hosted by InfoSpace, a customer’s data is securely stored, and is accessible from virtually anywhere, using a wide variety of Internet connected device. Users can upgrade handsets, change or alternate devices without any loss of information.

•	Voice Activated Dialing. The easiest way to get in touch with contacts from an address book. Voice-Activated Dialing can be used with any type of phone.

Customization and Personalization—Our customization and personalization tools give wireless carriers direct control over the wireless services they offer. These tools also give subscribers the flexibility to personalize their services, making them more valuable to the subscribers and easier to use.

•
User Manager.    Our User Manager incorporates a core set of standards-based technologies to combine subscription management, provisioning, personalization services, device services, loyalty and payment services in an economical, flexible and seamless wireless customer personalization and integrated provisioning solution.

•
Wireless Application Manager.    Our Wireless Application Manager delivers end user customization and wireless carrier control of decks, or the list of application services on the screen, content links and production releases.

We support SMS, WAP, cHTML, VoiceXML (speech) and a variety of other protocols that may be proprietary to different devices, enabling our end users to access the same personalization and services across a variety of devices. Our wireless Internet services enable carriers to support a variety of protocols such as WAP, PQAs for Palm VII and VoiceXML, in addition to HDML, SMTP and SMS. Our services are compatible with a variety of wireless gateway technologies including Nokia, OpenWave, CMG and Ericsson.

We generate revenue in our wireless business area from development and integration fees, subscription fees and licensing fees. License fee revenue is recognized ratably over the term of the agreement. Licensing fees may include a minimum number of users or usages by users. In those cases that do not have minimums or when the minimums are exceeded, we receive per subscriber or per message fees that are generated either on a monthly or quarterly basis.

International Operations

We currently maintain facilities in the United States, Canada, The Netherlands, the United Kingdom, Australia and Brazil.

We have also entered into an agreement to expand our services into Mexico and are currently investigating additional international opportunities. The expansion into international markets involves a number of risks. See “Risk Factors—Our expansion into international markets may not be successful and may expose us to risks that could harm our business” for a description of these risks.

We have historically generated the majority of revenues from our customers in the United States. Revenue generated in the United States accounted for 91% of our total revenues in 2001 and 2000 and 99% of our total revenues in 1999.

For further information about our business areas, see Note 11 to the consolidated financial statements.

Revenue Sources

We have derived all of our revenues from our wireline and broadband, merchant and wireless business areas. We generate revenues from payment transaction fees, licensing fees, subscription fees, advertising and development and integration fees.

Payment Transaction Fees

Payment transactions include our shopping and payment authorization services. In payment authorization we earn revenue from our merchants through set-up fees and monthly subscription fees, which may include a certain number of transactions. As merchants exceed their minimum, we receive additional revenue per transaction. For shopping, we receive a percentage of the total dollars processed in each transaction, as well as a number of basis points for shopping transactions completed on certain Web sites. Transaction fees are recognized in the period the transaction occurs.

Licensing Fees

Licensing fees are generated from the access and utilization of our products and application services. License fee revenue is recognized ratably over the term of the agreement.

We have agreements with some customers, merchant banks and aggregators and wireless carriers under which they agree to pay us licensing fees, which may include guaranteed minimum fees. These arrangements are individually negotiated and have a range of specially adapted features involving various compensation structures. These are often based on the range and extent of customization. These agreements generally range from one to three years in duration.

For our wireless agreements, the licensing fees may include a minimum number of users or usages by users. In those cases that do not have minimums, or when the minimums are exceeded, we receive per subscriber or per message fees that are generated either on a monthly or quarterly basis.

Subscription Fees

We receive monthly subscription fees from our merchant hosting services and our payment authorization services. Subscription fee agreements generally range from one to three years in duration. Subscription fee revenue is recognized in the period the services are provided.

Advertising

We monetize the users of our Web sites by selling banner, button and text-link advertisements based on cost per click, or CPCs, costs per thousand impressions, or CPMs, and other CPM-based advertising. Our advertising agreements generally have terms of less than six months and guarantee a minimum number of impressions. Actual CPMs depend on a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the numbers of impressions purchased, and are often negotiated on a case-by-case basis. Because of these factors, actual CPMs may fluctuate. Revenues from contracts based on the number of impressions displayed or click-throughs provided are recognized as services are rendered.

In some cases, we share some of the revenues generated from banner advertising with some of our content providers and with customers who have co-branded Web pages. We generally retain the right to enter into agreements with and sell the advertising to third parties and we are responsible for serving the advertisements and billing the advertisers. After deducting a selling fee, we usually share the revenues with the content provider or customer once a minimum impression threshold is achieved.

Development and Integration Fees

Development fees are charged for the development of private-labeled solutions for customers. Integration fees are charged for the integration of our products and application services into these private-labeled solutions. Although these fees are generally paid to us at the commencement of the agreement, the fees are recognized ratably over the term of the agreement.

Professional Services

During the fourth quarter of 2001, we established a professional services group to offer services that will help us serve the design, integration and support needs of our customers.

We expect to generate revenues from projects by charging for both time and materials, as well as under agreements with specific contractual terms. These revenues will be recognized as the services are rendered.

In 2001, we generated 56% of our revenues from our wireline business area. We expect to generate 40 to 45% of our revenues from our wireline and broadband business area in 2002. Our reliance on these revenues involves a number of risks. For additional information about these risks, see “Risk Factors—We have historically been, and currently remain, reliant upon revenues from our wireline services. Our operating results would be harmed by a decline in sales of our wireline services or our failure to collect fees for these services.”

Technology and Infrastructure

We believe that one of our principal strengths is our internally developed technology that we have designed specifically for our products and application services. Our technology architecture features specially adapted capabilities to enhance performance, reliability and scalability, consisting of multiple software modules that support the core functions of our operations. Our technology consists of three tiers: Tier I—Presentation and Authentication, Tier II—Platforms and Applications and Tier III—Core Technology. Below is a brief description of the functionality and purpose of each tier.

Tier I: Presentation and Authentication

Authentication

Requests for our products and application services are generated from wireless, non-PC and PC devices. Requests that require authentication are routed to our user manager subsystem that authenticates the user and makes that user’s profile of authorized capabilities available to the rest of our applicants and services.

Presentation

The presentation technology allows our products and services to be displayed on different devices each with their own protocols and formats without making changes to the underlying application. With our presentation technology, we have a device-, protocol-, and transport-independent platform. We support SMS, WAP, cHTML, VoiceXML (speech) and a variety of other protocols that may be proprietary to different devices, enabling our end users to access the same personalization and services across a variety of devices. The platform directly supports co-brand ability permitting easy changes to the look and structure of a site. Our wireless Internet services provide a platform which enables carriers to support a variety of protocols such as WAP, PQAs for Palm VII and VoiceXML, in addition to HDML, SMTP and SMS.

Tier II: Platforms and Applications

Our platforms and applications build upon the core technology and support the core functions of our operations.

The components include alerts services, speech, location/geo-centric platform, short message service (SMS) platform, user manager, content management and wireless access management.

Our application services include search, directory, broadband, payments, merchant promotions, hosting, shopping and a platform of wireless data services such as user manager, wireless access manager, SMS and speech among others. Most applications support HTTP/XML based programmatic interfaces to ease integration with partners and evolve into complete Web services.

Tier III: Core Technology

Web Server Technology

We designed our Web Server Technology to enable rapid development and deployment of information over multiple delivery mechanisms and output formats. It incorporates an automated publishing engine that dynamically builds a page to conform to the look and feel and navigation features of each Web site. Our wireless data services are device-independent and provide a platform that enables our wireless carriers to support HDML, SMTP, SMPP, and a variety of emerging protocols such as VoiceXML and PQAs for Palm VII. Our services are compatible with a variety of gateway technologies including WAP gateways from Nokia, OpenWave and Ericsson.

Our Web Server Technology includes other features designed to optimize the performance of our information infrastructure services, including:

•	a HTML compressor that leverages semantics-preserving modifications of file content to reduce size, thereby reducing download time for users;

•	an adaptive Keep-Alive feature that maximizes the duration of HTTP connections, based on current server load, thereby improving the user experience by reducing latency; and

•	a proxy server that provides the capability for real-time integration and branding of applications that reside remotely with third-party providers.

Database Technology

We have developed database technology to address the specific requirements of our business strategy and information infrastructure services. We designed our Co-operative Database Architecture to function efficiently within the unique operating parameters of the Internet, as opposed to commonly used database systems that were developed prior to the widespread acceptance of the Internet. The architecture is integrated with our Web Server Technology and incorporates the following features:

•
Our Heterogeneous Database Clustering allows disparate data sources to be combined and accessed through a single uniform programmatic interface, regardless of data structure. These clusters facilitate database bridging, allowing a single database query to produce a single result set containing data extracted from multiple databases, which is a vital component of our ability to aggregate applications from multiple sources. Database clustering in this manner reduces dependence on single data sources, facilitates easy data updates and reduces integration efforts. In addition, our pre-search and post-search processing capabilities enable users to modify search parameters in real time before and after querying a database.

•
Our Dynamic Parallel Index Traversal mechanism utilizes the search parameters supplied by the user to determine the appropriate database index (from among multiple indices) to efficiently locate the data requested. Further, an index compression mechanism allows us to achieve an efficient balance between disk space and compression/decompression when storing or accessing data.

•
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

•
We incorporate a natural word search interpreter, which utilizes familiar category and topic headings that are traditional to print directory media to generate relevant and related results to queries. By supporting a familiar navigation feature in our services, we provide end users with a more intuitive mechanism to search for and locate information.

•
For our merchant services we have developed a comprehensive, enterprise-wide data warehouse. This data warehouse contains information relating to merchants, products, services, users, customers, profiles, storefronts, purchases, site traffic and metrics. The aggregation of this information in one place allows us to leverage our development efforts and reduce redundant information.

Product Development

We believe that our technology platform is essential to successfully implement our strategy of expanding and enhancing our services, expanding in the wireless and Internet software and application services market and maintaining the attractiveness and competitiveness of our solutions. We have invested significant time and resources in creating our patented and patent-pending technology. Product development expenses were $39.3 million for the year ended December 31, 2001, $40.6 million for the year ended December 31, 2000 and $15.6 million for the year ended December 31, 1999.

Intellectual Property

Our success depends significantly upon our technology. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and nonuse agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreement provides that we retain ownership of all patents and copyrights in our technology and requires our customers to display our copyright and trademark notices.

“InfoSpace,” the InfoSpace logo, “Go2Net,” “Authorize.Net,” the Dogpile logo, “ActiveShopper,” “100Hot,” “Web21,” “Haggle Online,” “HyperMart,” “MetaCrawler,” “MetaSpy,” “MyAgent,” “Silicon Investor,” “FraudScreen.Net,” the Get Rewarded logo, “RubberChicken.com” and “WebMarket” are registered trademarks of ours. We recently purchased the following registered trademarks from At Home Corporation: “Classifieds2000,” “Cool Notify,” “Excite,” “Excite Classifieds,” “Excite Search,” “Jango,” “Webcrawler,” and “Webcrawler Direct.” Other recently acquired registered trademarks include “Giantbear.com,” acquired with other assets from GiantBear, Inc., and “E-Cash,” “Digicash,” “E-Vote, “ “Kidcash,” “Net-Cash” and “Net-Pay,” acquired as part of our purchase of substantially all assets of eCash Technologies, Inc. In addition, we have applied for federal registration of other marks, including “ActivePromotion,” “Dogpile,” “IntelliShopper” and “Playsite,” the Go2Net logo, “Discover What You Can Do,” “Airpay,” and “SMS Direct.” From the GiantBear, Inc. asset purchase, we acquired the federal applications for “Audiocub,” “Bearcub,” “Beartracks,” “Business Bear” and “Giant Bear.” From the At Home Corporation asset purchase, we acquired the federal application for “Excite Precision Search.” We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks, as appropriate. We may not be successful in obtaining the service marks and trademarks for which we have applied.

We have been issued six U.S. patents, and recently acquired twenty more in connection with the eCash asset purchase in February 2002. Our issued patents cover private-label commerce solutions; tracking the purchase of products, services and information on the Internet and on wireless devices; and electronic transaction technologies. We also have several foreign patents and patents pending covering some of these technologies. We also have over forty-nine U.S. patent applications pending relating to various aspects of our technology, including technology we have developed for querying and developing databases, for developing and constructing Web pages, electronic commerce on-line directory services and Web scraping. We have received a notice of allowance for one of these patent applications. From the GiantBear asset purchase, we acquired three pending U.S. patents relating to wireless technology and through the eCash asset purchase, we acquired one pending patent related to electronic transaction technology. We are preparing additional patent applications on other features of our technology. We have instituted a formal patent program and anticipate on-going patent application activity in the future. Patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

Despite our efforts to protect our rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

Companies in the Internet software and application services industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

MetaCrawler License Agreement.    On January 31, 1997, Go2Net and Netbot entered into the MetaCrawler License Agreement pursuant to which Netbot granted Go2Net an exclusive, subject to certain limited exceptions, worldwide license to provide the MetaCrawler service. We acquired Go2Net in October 2000. Netbot was acquired by Excite, Inc. in November 1997 and Excite was acquired by At Home Corporation in May 1999. As part of the MetaCrawler License Agreement, we have the exclusive right to operate, modify and reproduce the MetaCrawler service including, without limitation, the exclusive right to use, modify and reproduce the name “MetaCrawler” and the MetaCrawler URL in connection with the operation of the MetaCrawler service. Netbot licensed the MetaCrawler service and the other intellectual property rights associated therewith from the University of Washington on an exclusive, perpetual basis. The search technology underlying the MetaCrawler service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to us pursuant to the MetaCrawler License Agreement. At Home Corporation is currently in bankruptcy proceedings. However, we have entered into a contingent arrangement with the original licensor of MetaCrawler and do not believe that the At Home Corporation bankruptcy will impact our ability to offer the MetaCrawler service.

Competition

We operate in the wireless and Internet software and application services market, which is extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for wireless and Internet software and applications are:

•	the ability to meet the specific information and service demands of a particular Web site or wireless device;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers, merchants, subscribers and other end users; and

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web site, device or platform.

Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

•	wireline services compete with search providers such as Google, Yahoo and Microsoft’s MSN, directory providers such as Yahoo and Microsoft’s MSN, and broadband providers such as Yahoo,

iPlanet and Microsoft’s MSN; other information services we provide, such as classifieds, horoscopes and real-time market quotes, compete with specialized content providers.

•
our merchant services compete with online payment processing services such as VeriSign’s Signio, Plug ‘n Play, CyberSource, portals such as AOL, Yahoo and MSN, merchant aggregators such as Big Step and Microsoft’s Bcentral, and merchant hosting providers such as Verio, Interland and Dellhost; our yellow pages services compete with other providers such as Switchboard, InfoUSA, Yahoo Yellow Pages and AnyWho.com; our shopping services compete with other providers such as MySimon;

•
our wireless services compete with in-house information technology departments of wireless carriers and device manufacturers, and some of our services compete with those provided by OpenWave, i3Mobile, and Seven; and

•	in international markets, we compete with local companies which may have a competitive advantage due to their greater understanding of and focus on a particular local market.

We expect that in the future we will experience competition from other Internet software and application services companies, including Microsoft and AOL. Some of these companies are currently customers of ours, the loss of which could harm our business.

Many of our current customers have established relationships with some of our current and potential future competitors. If our competitors develop information Internet software and application services that are superior to ours or that achieve greater market acceptance than ours, our business will suffer.

Governmental Regulation

Because of the increasing use of the Internet, U.S. and foreign governments have adopted or may in the future adopt laws and regulations relating to the Internet, addressing issues such as user privacy, pricing, content, taxation, copyrights, distribution and product and services quality.

Recent concerns regarding Internet user privacy have led to the introduction of U.S. federal and state legislation to protect Internet user privacy. Existing laws regarding user privacy that we may be subject to include the Children’s Online Privacy Protection Act, which regulates the online collection of personal information from children under 13, and the Gramm-Leach-Bliley Act, which regulates the collection and processing of personal financial information. In addition, the Federal Trade Commission has initiated investigations and hearings regarding Internet user privacy, which could result in rules or regulations that could adversely affect our business. As a result, we could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, or to distribute or collect user information.

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

We may also be subject to the provisions of the Children’s Online Protection Act, which restricts the distribution of certain materials deemed harmful to children. Although some court decisions have cast doubt on the constitutionality of this Act, it could subject us to substantial liability.

These or any other laws or regulations that may be enacted in the future could have several adverse effects on our business.

Employees

As of February 28, 2002, we had 741 employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff and for personnel with experience in wireless services. During 2001, we realigned our resources to concentrate on development of our wireless, merchant and broadband services and aligned our engineering resources along business lines. These realignments allowed us to reduce our workforce by approximately 375 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Executive Officers and Directors

The following table sets forth certain information as of February 28, 2002 with respect to our executive officers and directors:

Name	Age	Position
Naveen Jain	42	Chairman and Chief Executive Officer
Edmund O. Belsheim, Jr.	49	President, Chief Operating Officer and Director
Tammy D. Halstead	38	Chief Financial Officer
Rasipuram (“Russ”) V. Arun	44	Executive Vice President and Chief Technology Officer
York Baur	37	Executive Vice President, Wireline and Broadband
Jan E. Claesson	46	Executive Vice President, Wireless
Prakash Kondepudi	38	Executive Vice President, Merchant
John E. Cunningham, IV	44	Director
Richard D. Hearney	62	Director
Rufus W. Lumry, III	55	Director
William D. Savoy	37	Director
Lewis M. Taffer	54	Director

Naveen Jain founded InfoSpace in March 1996. Mr. Jain served as our Chief Executive Officer from our inception in March 1996 to April 2000 and was reappointed as our Chief Executive Officer in January 2001. He also served as our President from inception to November 1998 and as our sole director from our inception to June 1998, when he was appointed Chairman of the Board. From June 1989 to March 1996, Mr. Jain held various positions at Microsoft Corporation, including Group Manager for MSN, Microsoft’s online service. From 1987 to 1989, Mr. Jain served as Software Development Manager for Tandon Computer Corporation, a PC manufacturing company. From 1985 to 1987, Mr. Jain served as Software Manager for UniLogic, Inc., a PC manufacturing company. From 1982 to 1985, he served as Product Manager and Software Engineer at Unisys Corporation/Convergent Technologies, a computer manufacturing company. Mr. Jain holds a B.S. from the University of Roorkee and a M.B.A. from St. Xavier’s School of Management.

Edmund O. Belsheim, Jr. joined us in November 2000 as Senior Vice President and General Counsel, and was appointed Chief Operating Officer in January 2001 and President in July 2001. He has served as a director since January 2001. From April 1999 to November 2000, he was a partner at Perkins Coie LLP, a Seattle-based law firm. From 1996 to 1998, Mr. Belsheim served as Vice President, Corporate Development, General Counsel and Secretary of Penford Corporation, a maker of specialty starches. He also served as Senior Vice President, Corporate Development, General Counsel and Secretary of Penwest Pharmaceuticals Co., an oral drug delivery technology and products company. Prior to joining Penford Corporation, Mr. Belsheim was a member of the law firm Bogle & Gates, P.L.L.C. Mr. Belsheim holds an A.B. from Carleton College, an M.A. from the University of Chicago and a J.D. from the University of Oregon.

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

Rasipuram (“Russ”) V. Arun joined us in May 2000 as Chief Technology Officer and was named Executive Vice President in October 2000. From 1992 to May 2000, he worked for Microsoft in various capacities including Product Unit Manager, responsible for development and strategy of products for handheld devices, Win95 Base Program Manager, Windows 98 Team Group Manager and Java Group Program Manager. Prior to joining Microsoft, Mr. Arun had ten years of experience working for SunSoft, Inc., Multisolutions, Inc. and Zenith Data Systems. Mr. Arun holds a B.S. from the Indian Institute of Technology, an M.S. from Syracuse University and an M.B.A. from the University of California at Los Angeles.

York Baur joined us in September 2001 as Executive Vice President, Wireline and Broadband. In 2000, Mr. Baur co-founded SafariDog, Incorporated, an Internet e-commerce and media consumer application company, and served as its Vice President, Sales and Marketing through August 2001. From August 1999 to January 2000, he served as Vice President, Sales of InterVU Incorporated (now Akamai Technologies, Inc.), and served as Vice President, Sales of Netpodium, Incorporated from January to August 1999. From 1994 to January 1999, Mr. Baur was employed by Wall Data, Incorporated most recently serving as Vice President, Cyberprise Products. He also has worked for Attachmate Corporation, Microsoft Corporation, Zenith Data Systems and TRW. Mr. Baur holds a B.S. from the University of Southern California.

Jan E. Claesson joined us in September 2001 as Executive Vice President, Wireless. Prior to joining InfoSpace, from August 1999 to August 2001, Mr. Claesson served as Executive Vice President Sales, Marketing and Business Development of GoAhead Software, a developer of service availability software for the wireless 3G telecom and web cluster markets. From September 1996 to July 1999, he was Chairman and Chief Executive Officer of Her Interactive.Com, Inc., a company producing interactive entertainment for girls, and was also a founding partner of Millenium Venture Management LLC, an executive management consulting and venture capital company. Mr. Claesson was employed by Microsoft Corporation from 1985 to June 1996, most recently as Director, OEM, US Mega Accounts. He holds an M.B.A. from the University of Gothenburg (Sweden).

Prakash Kondepudi joined us in April 2000 as Vice President, Mobile Commerce and was appointed Executive Vice President, Merchant in February 2001. Mr. Kondepudi had served as Vice President, Application Services of Saraide Inc. (formerly saraide.com, inc.) from November 1998 until our acquisition of Saraide in March 2000. At Saraide, he led the development of wireless application services such as e-mail, content applications and mobile commerce on GSM phones. From May 1995 to October 1998, Mr. Kondepudi worked for VeriFone, Inc., where he initially served as Director, Client/Server Technology and was later appointed Director, Business Development. Mr. Kondepudi holds a Bachelors in Technology from Jawaharlal Nehru Technology University (India) and a Masters in Technology from the Indian Institute of Technology-Madras.

John E. Cunningham, IV has served as a director since July 1998. Since April 1995 he has served as President of Kellett Investment Corporation, an investment fund for early-stage, high-growth private companies. He is on the Board of Directors of Petra Capital, LLC and digiMine.com. Mr. Cunningham also serves as an advisor to Petra Mezzanine Fund, LP and Virtual Bank.com. During 1997, Mr. Cunningham acted as interim

Chief Executive Officer of Real Time Data, a wireless services company. From December 1994 to August 1996, he was President of Pulson Communications, Inc. From February 1991 to November 1994, he served as Chairman and Chief Executive Officer of RealCom Office Communications, a privately held telecommunications company that merged with MFS Communications Company, Inc., and was subsequently acquired by WorldCom, Inc. Mr. Cunningham holds a B.A. from Santa Clara University and an M.B.A. from the University of Virginia.

Richard D. Hearney has served as a director since September 2001. General Hearney served as President and Chief Executive Officer of Business Executives for National Security, an organization focusing on national security policy, from January 2000 to April 2002. General Hearney joined McDonnell Douglas Corporation in 1996 and served as Regional Vice President of Business Development—Western Europe until the acquisition of McDonnell Douglas by The Boeing Company in 1997, and subsequently served as Vice President of the Military Aircraft and Missile Systems Group of Boeing until November 1999. General Hearney served in the United States Marine Corps for over 30 years, and retired from military service in 1996 as Assistant Commandant of the Marine Corps. He holds a B.A. from Stanford University and an M.A. from Pepperdine University and graduated from the Naval War College.

Rufus W. Lumry, III has served as a director since December 1998. Since 1992, Mr. Lumry has served as President of Acorn Ventures, Inc., a venture capital firm he founded. Prior to founding Acorn Ventures, Mr. Lumry served as a director and Chief Financial Officer of McCaw Cellular Communications. Mr. Lumry was one of the founders of McCaw in 1982, and retired from McCaw in 1990 as Executive Vice President and Chief Financial Officer. Mr. Lumry holds an A.B. from Harvard University and an M.B.A. from the Harvard Graduate School of Business Administration.

William D. Savoy has served as a director since October 2000. He served as a director of Go2Net, Inc. from May 1999 until its acquisition by InfoSpace. Currently, Mr. Savoy serves as a President of Vulcan Inc., managing the personal finances of Paul G. Allen, and President of Vulcan Ventures Inc. wholly-owned by Paul G. Allen. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc. and became its President in 1988. Mr. Savoy serves on the Advisory Board of DreamWorks SKG and also serves as director of Charter Communications, Inc., drugstore.com, INVESTools, Inc., Peregrine Systems, Inc., RCN Corporation and USA Networks, Inc. Mr. Savoy holds a B.S. from Atlantic Union College.

Lewis M. Taffer has served as a director since June 2001. Since May 2001, Mr. Taffer has been an independent consultant specializing in marketing, business development and strategic partnerships. From 1979 through April 2001, Mr. Taffer served in various positions at American Express Company, most recently as Senior Vice President—Corporate Business Development, a position at which he developed and launched an online shopping portal for American Express Cardmembers which utilized InfoSpace services. Previously, Mr. Taffer’s career at American Express focused primarily on managing the company’s relationships with large, U.S.-based airlines, hotels, retailers, restaurants and entertainment companies. Mr. Taffer serves on the board of directors of Lymphoma Research Foundation, a nonprofit entity. Mr. Taffer holds a B.A. from the University of Pittsburgh and a J.D. from the University of Michigan.

FACTORS AFFECTING OUR OPERATING RESULTS,
BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Financial Risks Related to Our Business

We have a history of losses and expect to continue to incur significant operating losses, and we may never be profitable.

We have incurred net losses from our inception through December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $910.7 million. We have not achieved profitability under accounting principles generally accepted in the United States of America (GAAP) and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses. Many of our operating expenses are relatively fixed in nature, particularly in the short term. As we have previously disclosed, we expect to incur a non-cash charge estimated to range from $100 million to $200 million, which will be recorded in the first quarter of 2002 for the cumulative effect of adopting SFAS No. 142 Goodwill and Other Intangible Assets. We have retained an independent valuation firm to conduct the valuation analysis pursuant to SFAS 142 and we expect to receive the results of their analysis by the end of April 2002. There can be no assurance that the results of the analysis by this independent valuation firm will not result in a non-cash charge less than or in excess, perhaps substantially, of the amount previously estimated and disclosed by us. We will also perform an annual evaluation of our intangibles and may have future non-cash charges as a result of implementing this accounting standard. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. We cannot assure you that we will successfully generate sufficient revenues or that we will ever achieve profitability under GAAP. If we do achieve profitability, we may not be able to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services;

•	our ability to attract and retain customers;

•	the amount and timing of fees we pay to Web portals to include our information services on their Web sites;

•	expenditures for expansion of our operations;

•	effects of acquisitions and other business combinations;

•	our ability to meet service level agreements with our carrier partners;

•	the introduction of new or enhanced services by us, or other companies that compete with us or our customers; and

•	the inability of our customers to pay us or to fulfill their contractual obligations to us.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

We operate in new and rapidly evolving markets, and our business model continues to evolve, which makes it difficult to evaluate our future prospects.

Since inception, our business model has evolved and is likely to continue to evolve as we expand our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

•	develop and integrate new features with our existing services;

•	expand our services to new and existing merchants, merchant banks and aggregators and wireless carriers;

•	manage our growth, control expenditures and align costs with revenues;

•	expand successfully into international markets;

•	attract, retain and motivate qualified personnel; and

•	respond to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $1.06 to $138.50 (as adjusted for stock splits). On February 28, 2002, the closing price of our common stock was $1.35. Our stock price could continue to decline or to be subject to wide fluctuations in response to factors such as the following:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors; and

•	additions or departures of key personnel.

In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

We have historically been, and currently remain, reliant upon revenues from our wireline services. Our operating results would be harmed by a decline in sales of our wireline services or our failure to collect fees for these services.

Historically, we have derived a majority of our revenues from our wireline services, including licensing and advertising revenue from our customers. Based upon our reliance on revenues from wireline services, total revenues may decline if revenues from our wireline services do not meet our expectations.

As a result of unfavorable market or economic conditions, some of our wireline customers are having difficulty raising sufficient capital to support their long-term operations or are otherwise experiencing adverse business conditions. These customers may not be able to pay us some or all of the fees they are required to pay us under their existing agreements or may not be able to enter into new agreements. If we are unable to collect these fees or enter into new agreements, our operating results will be harmed.

If we are unable to continue the diversification of our revenues, a significant portion of our revenues will continue to be derived from wireline products and application services, which could weaken our financial position.

For 2002, we expect more of our total revenues to come from our merchant and wireless business areas than in prior years. Our ability to diversify our revenues could be hindered by numerous risks, including:

•	our ability to effectively develop, market and sell our products and application services to new and existing customers;

•	the continued development of electronic commerce on the Internet;

•	the adoption of our products and application services by wireless carriers and device manufacturers;

•	the adoption of our services for delivery over broadband wireline platforms (DSL and cable) and broadband wireless standards (2.5G and 3G); and

•	the use of our products and application services by subscribers on their wireless devices.

Our future earnings could be negatively affected by significant charges resulting from the impairment in the value of acquired assets.

For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, assembled workforce, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining life. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. During the fourth quarter of 2000, we determined that intangible assets from two purchase acquisitions had been impaired. Accordingly, we recorded an impairment charge of $9.0 million in the year ended December 31, 2000. In the year ended December 31, 2001, we determined that intangible assets from eleven purchase acquisitions had partial or full impairment. Accordingly, we recorded an impairment charge of $107.7 million in the period. We will continue to regularly evaluate the recorded amount of our long-lived assets and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters.

In addition, recent changes in GAAP will require us to discontinue amortizing goodwill and certain intangibles. We adopted these changes effective January 1, 2002. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As we have previously disclosed, we expect to incur a non-cash charge estimated to range from $100 million to $200 million, which will be recorded in the first quarter of 2002 for the cumulative effect of adopting SFAS No. 142. We have retained an independent valuation firm to conduct the valuation analysis pursuant to SFAS 142 and we expect to receive the results of their analysis by the end of April 2002. There can be no assurance that the results of the analysis by this independent valuation firm will not result in a non-cash charge less than or in excess, perhaps substantially, of the amount previously estimated and disclosed by us.

Our financial and operating results will suffer if we are unsuccessful at integrating acquired businesses.

We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Acquisitions typically involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could adversely affect our results of operations or stock price, including:

•	assimilating the operations, products, technology, information systems and personnel of acquired companies;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our employees, customers, merchant banks and aggregators and wireless carriers;

•	losing key employees of acquired companies; and

•	failing to achieve the anticipated benefits of these acquisitions in a timely manner.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented 38% of our revenues for the year ended December 31, 2001, 32% of our revenues for fiscal year 2000 and 30% of our revenues for fiscal year 1999. No single customer accounted for more than 10% of our revenues in fiscal year 2001. However, Verizon and Overture each accounted for more than 10% of our revenues for the quarter ended December 31, 2001. We expect each of these two companies to continue to represent more than 10% of revenue in future quarters. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

Our revenues are dependent on our relationships with companies who distribute our application services.

We will not be able to continue generating revenues from advertising, commerce transaction fees and subscription fees unless we can secure and maintain distribution for our products and application services on acceptable commercial terms through a wide range of customers and resellers including Web portals, merchant banks and other financial institutions, and wireless carriers who provide access to our products and application services to their customers. In particular, we expect that America Online, Inc. (AOL), its CompuServe and Digital City divisions and Microsoft Network, LLC (MSN), will account for a substantial portion of our wireline traffic. We also rely on our relationships with regional Bell operating companies and other merchant banks and financial institutions, including American Express and Wells Fargo, for distribution of our merchant services. Our agreements with these companies typically are for between one and three years and automatically renew for successive terms thereafter, subject to termination on short notice. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the costs of the relationships. We pay carriage fees to AOL and MSN. If we lose a major Web portal or destination Web site, we may be unable to timely or effectively replace the traffic with comparable traffic patterns and user demographics.

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

We typically license content under arrangements that require us to pay usage (per query) or fixed monthly fees for the use of the content or require us to pay under an advertising revenue-sharing arrangement. In the future, some of our content providers may demand a greater portion of advertising revenues or increase the fees that they charge us for their content thus having a negative impact on our net earnings. If we fail to enter into and maintain satisfactory arrangements with content providers our ability to provide a variety of products and services to our customers would be severely limited, thus harming our business reputation and operating results.

Due to unfavorable economic conditions some of our customers may be unable to pay us or otherwise satisfy their obligations to us, thus harming our financial results and potentially our provision of services to other customers.

As a result of generally unfavorable economic conditions including difficulties with raising necessary equity and debt financing, some of our customers may lack sufficient capital to support their long-term operations. As a result, these customers may not be able to pay us some or all of the fees they are required to pay us under their existing agreements. These conditions may also prevent potential customers from entering into contractual relationships or other strategic business relationships with us.

Bad debt expense was 2.7% of revenues for the year ended December 31, 2001, 3.4% of revenues for fiscal year 2000 and 1.8% of revenues for fiscal year 1999. Management regularly reviews all receivables for collectibility. We generally provide allowances for all accounts sixty days or more past due and also allow for an amount based on revenues and the accounts receivable balance for accounts not specifically identified. We have a credit review process and, when circumstances warrant, require payment in advance from customers. As a result, we may have to forego business from customers who do not agree to our payment terms.

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

•
the companies in which we have invested are generally development-stage companies which are likely to continue to generate losses in the foreseeable future and may not be profitable for a long time, if at all;

•
during the past twelve to eighteen months, companies in the Internet and e-commerce industries have experienced difficulties in raising capital to fund expansion or continue operations; and, if available at all, financing is often on unfavorable terms which may impair the value of our investments;

•	some of our investments are in businesses based on new technologies or products that may not be widely adopted in the evolving Internet and wireless technology industries; and

•	most of our investments are in privately held companies, and if public markets for their securities do not develop, it may be difficult to sell those securities.

We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the year ended December 31, 2001, we determined that the declines in value of twenty-two of our investments were other-than-temporary and we recognized losses totaling $100.9 million, which represented 20% of the net loss for the period, to record these investments at their current fair values as of December 31, 2001. We also recorded losses of $20.4 million for other-than-temporary declines in the fair value of certain investments during the year ended December 31, 2000. With the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of December 31, 2001, our other investments were carried at $47.1 million.

If we conclude in future quarters that the fair values of any of our investments have experienced more than a temporary decline, we will record additional investment losses, which would adversely affect our financial condition and results of operations.

An audit of our payroll tax returns could result in material liabilities that could adversely affect our financial position and results of operations.

The Internal Revenue Service is auditing our payroll tax returns for the year 2000. We expect this audit to be concluded in 2002. No amounts have been accrued in our financial statements, as we are not able to determine the amount of the liability that may result, if any, at this time. If the Internal Revenue Service determines that we owe additional payroll taxes, and the amount we owe is material to us, our financial position and results of operations will be adversely affected.

Operational Risks Related to Our Business

If we are unable to retain our executive officers, we may not be able to successfully manage our business.

Our business and operations are substantially dependent on the performance of our key employees, all of who are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, particularly within our commerce services or wireless business, we may not be able to successfully manage our business or achieve our business objectives. The only person on whom we maintain key person life insurance is Naveen Jain, our Chairman and Chief Executive Officer. Although our executive officers have signed agreements which limit their ability to compete with us for one year after their employment with us ends, our business could be harmed if subsequent to the non-compete period one or more of them joined a competitor or otherwise decided to compete with us. Naveen Jain has signed a two-year non-competition agreement.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new, particularly with respect to our merchant services and our wireless data services. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. In February and October of 2001, we announced realignments of resources to concentrate on development of our wireless, merchant and broadband services. These realignments included a reduction in our workforce of approximately 375 employees. These, or other future operational decisions, could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

If the market price of our stock continues to decline, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Stock options, which typically vest over a two- or four-year period, are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, we may in the future need to issue new options or other equity incentives to motivate and retain our employees.

Our historical and future expansion in personnel and facilities will continue to significantly strain our management, operational and financial resources.

We have rapidly and significantly expanded our operations during the past three years. Further expansion may be necessary to accommodate growth in our customer base and to take advantage of market opportunities.

We have increased the number of employees from less than 100 at January 1, 1998 to 741 at February 28, 2002. We have also expanded our facilities and now have development, operations and administrative facilities in Bellevue, Washington; American Fork, Utah; Montreal, Canada; Papendrecht, The Netherlands; Woking, United Kingdom; and Sydney, Australia. We have sales offices in San Francisco, California and New York City, New York. We also have a data center in Rio de Janeiro, Brazil.

This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. To manage the expected growth of our operations and personnel, we must continue maintaining and improving or replacing existing operational, accounting and information systems, procedures and controls.

We have limited experience managing multiple offices with multiple facilities and personnel in disparate locations. As a result, we may not be able to effectively coordinate our efforts, supervise our personnel or otherwise successfully manage our resources.

If we are unable to effectively manage the growth in our relationships with customers and other third parties, our business and reputation could be harmed.

The rapid growth of our business has strained our ability to meet customer demands and manage the growing number of customer relationships. In addition, our customer relationships are growing in their size and complexity of services. As a result of the growth in the size, number, and complexity of our relationships we may be unable to meet the demands of our customer relationships, which could result in the loss of customers, subject us to penalties under our agreements and harm our business and reputation.

We must also effectively manage our relationships with various Internet content providers, merchant resellers, wireless carriers and other third parties necessary to our business. If we are unable to effectively manage the growth of these relationships, our ability to provide our products and application services through multiple distribution channels to a wide audience of end users could suffer.

Our expansion into international markets may not be successful and may expose us to risks that could harm our business.

We began providing wireline services in the United Kingdom in the third quarter of 1998. With our acquisition of Saraide in March 2000, we now have a development and operations facility in The Netherlands serving European wireless carriers. In March 1999, we began providing Internet software and application services through a Canadian subsidiary and subsequently began to expand our wireless services into Canada. In 2001, we opened facilities in Australia and Brazil to serve our customers in the Asia-Pacific and Latin America regions. We also have entered into an agreement to expand our services into Mexico and are currently pursuing other international opportunities.

We have limited experience in developing localized versions of our products and application services internationally, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of our customers, merchant banks and aggregators and wireless carriers with whom we work in such activities. If they fail to successfully establish operations and sales and marketing efforts in these markets our business could suffer.

We face a number of risks inherent in doing business in international markets, including:

•	lower levels of adoption or use of the Internet and other technologies used in our business, and the lack of appropriate infrastructure to support widespread Internet usage;

•	export controls relating to encryption technology;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences;

•	limitations on the repatriation of funds;

•	difficulties in staffing and managing foreign operations;

•	changing local or regional economic and political conditions;

•	exposure to different legal jurisdictions and standards; and

•	different accounting practices and payment cycles.

As the international markets for Internet software and application services for wireline, wireless and broadband continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. If we do not effectively manage risks related to our expansion internationally, our business is likely to be harmed.

We are subject to legal proceedings that could result in liability and damage our business.

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims to equity by alleged employees and claims of infringement of intellectual property rights by us, as well as a putative securities class action lawsuit and other securities-related litigation. Approximately fifteen lawsuits against us are currently pending in which claims have been asserted against us or directors and executive officers, in addition to ordinary course collection matters and intellectual property infringement claims that are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some or all of the claims, should they be successful. Such proceedings and claims, even if not meritorious, could require the expenditure of significant financial and managerial resources, which could harm our business. We believe we have meritorious defenses to all the claims currently made against InfoSpace. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of our pending legal proceedings, see “Item 3. Legal Proceedings.”

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.

As of February 28, 2002, our officers, directors and affiliated persons beneficially owned approximately 26.8% of our voting securities. Naveen Jain, our Chairman and Chief Executive Officer, beneficially owned approximately 20.7% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants that provide for accelerated vesting if their employment is actually or constructively terminated after a change of control. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider or could prevent us from entering into transactions or agreements that we may consider beneficial to our business.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if the transaction would be beneficial to our stockholders. These provisions include:

•
the classification of our board of directors into three groups so that directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our board of directors;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

•	a prohibition on stockholder action by written consent; and

•	limitations on stockholders’ ability to call special stockholder meetings.

In addition, we have an agreement with America Online that provides them the right of first negotiation in the event that we receive an unsolicited proposal from a third party regarding a sale, merger or other disposition of our assets that would result in a change of control. If we receive this type of proposal, America Online will have the first opportunity to negotiate with us regarding a disposition. This agreement could make us less attractive to a potential acquiror.

Technological Risks Related to Our Business

Our systems could fail or become unavailable, which would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements.

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Bellevue, Washington; Papendrecht, The Netherlands; and Rio de Janeiro, Brazil. None of our data centers are currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events because we do not have a formal disaster recovery plan, and we do not carry business interruption insurance that is adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software which may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic on our Web sites or our customers’ Web sites increases substantially, we must respond in a timely fashion by expanding and upgrading our technology, transaction-processing systems and network infrastructure. Due to the expansion in the number of our customers and the products and application services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

Furthermore, we have entered into service level agreements with certain merchant services distributors, including merchant banks, portal sites and most of our wireless customers. These agreements call for system up times and 24/7 support, and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under our agreements, harm our reputation and result in the loss of customers and distributors.

We rely heavily on our technology, but we may be unable to adequately protect or enforce our intellectual property rights thus weakening our competitive position and negatively impacting our financial results.

Our success significantly depends upon our patented and patent-pending technology. In particular, we believe that our core technology platform provides us with a significant competitive advantage because it is protocol and device agnostic, enabling us to provide our services through a variety of platforms, formats and devices. We have achieved and are able to maintain our current competitive position due to the unique nature of our technology.

To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property we could lose our competitive position.

Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property our competitive position in markets abroad may suffer.

Risks Related to Our Industry

Intense competition in the wireline and broadband, merchant and wireless markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and application services into the wireline and broadband, merchant and wireless markets, all of which are extremely competitive and rapidly changing. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of these competitive factors and due to our relatively small size and financial resources we may be unable to compete successfully.

Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Many of our current customers have established relationships with some of our current and potential future competitors. If these competitors develop Internet software and application services that compete with ours, we could lose market share and our revenues would decrease.

We could be subject to liability due to security risks both to users of our merchant services and to the uninterrupted operation of our systems.

Security and privacy concerns of users of online commerce services such as our merchant services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. We rely on secure socket layer technology, public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, our payment transaction services may be susceptible to credit card and other payment fraud schemes perpetrated by hackers or other criminals. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet payments systems generally, our business could suffer.

Additionally, our wireless and wireline networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement and improve our security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing Web pages that deliver our services, any of which could harm our business.

We rely on the Internet infrastructure, and its continued commercial viability, over which we have no control and the failure of which could substantially undermine our business strategy.

Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet’s performance or reliability may suffer as a result of this continued growth.

In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures; in recent months, in fact, advertisers have begun to attribute less value to advertising on the Internet. Furthermore, any loss in the commercial viability of the Internet would have a significant negative impact on our merchant services. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic commerce our business could suffer.

Underdeveloped telecommunications and Internet infrastructure may limit the growth of the Internet overseas thereby limiting the growth of our business.

Access to the Internet requires advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of Europe, the Asia-Pacific region and Latin America is not as well developed as in the United States and is partly owned and operated by current or former national monopoly telecommunications carriers or may be subject to a restrictive regulatory environment. The quality and continued development of telecommunications infrastructure in Europe, the Asia-Pacific region and Latin America will have a significant impact on our ability to deliver our services and on the market use and acceptance of the Internet in general.

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

The Internet industry has experienced substantial consolidation. For example, AOL, which previously acquired Netscape, has merged with Time Warner and Compaq has acquired ZIP2. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including:

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us;

•	our customers could acquire or be acquired by one of our competitors and terminate their relationship with us; and

•	our customers could merge with other customers, which could reduce the size of our customer base.

ITEM 2.    Properties

We have development, operations and administrative facilities in: Bellevue, Washington; American Fork, Utah; Montreal, Canada; Papendrecht, The Netherlands; Woking, United Kingdom; and Sydney, Australia. We have data centers in Bellevue, Washington; Papendrecht, The Netherlands; and Rio de Janeiro, Brazil. We also have sales offices in San Francisco, California and New York City, New York. All of our facilities are leased.

Our systems and operations at these locations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. See “Risk Factors—Poor performance in or disruption of the services we deliver to our customers could harm our reputation, delay market acceptance of our services and subject us to liability.”

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

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and its chief executive officer made false and misleading statements about InfoSpace’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which, among other things, added our chief financial officer as a defendant. We believe we have meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants current and former officers and directors of ours and entities related to a few of the individual defendants; InfoSpace is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to us and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted our assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to our obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of our Board of Directors, with the assistance of independent legal counsel, has investigated the complaint, and filed on March 22, 2002 a motion to terminate this derivative action.

On December 18, 2000, an employee filed a complaint against us in the United States District Court for the Western District of Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The suit also included a claim against Naveen Jain, our Chief Executive Officer, for violations of the Racketeer Influenced Corrupt Organizations (RICO) Act. The employee contends that he agreed to work for us on the basis of an oral representation that he would be granted more stock options than any other employee and that he would always have more stock options than any other employee (other than Mr. Jain) and that he would always have more stock options than any other such employee. The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from us as well as equitable relief. On March 29, 2001 the court dismissed the plaintiff’s claims for breach of the covenant of good faith and fair dealing. On March 1, 2002, the court dismissed the employee’s claims for breach of contract, fraudulent and negligent misrepresentation with respect to the alleged promise that the employee would always have more stock options than any other InfoSpace employee, and violation of the RICO Act, and also denied certain other motions by the plaintiff. The only surviving claim is plaintiff’s allegation of fraudulent and negligent misrepresentation based on the alleged representation that the stock options received by the employee at the time he was hired were the most given to any InfoSpace employee (other than Mr. Jain). The parties are scheduled for trial on the surviving claim on June 24, 2002. We believe we have meritorious defenses to this claim. Nevertheless, litigation is uncertain and we may not prevail in this suit.

In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and become a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). Both parties moved for summary judgment on the merits of their respective claims, and those motions were denied. In February of 2002, Go2Net moved for summary judgment to dismiss Molino’s equitable defenses of waiver and estoppel to Go2Net’s WSA claim. Molino opposed that motion, and moved to dismiss Go2Net’s WSA claim. On March 8, 2002, the court granted Go2Net’s summary judgment motion and denied Molino’s motion to dismiss. The case is scheduled to go to trial on July 1, 2002. We believe we have meritorious defenses to these claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. The case is currently in the expert witness discovery phase, which is expected to end on March 29, 2002. We have filed a motion for summary judgment on behalf of Authorize.Net and have asserted counterclaims against the plaintiffs. We believe we have meritorious defenses to these plaintiffs’ claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint was amended on December 20, 1999 to allege that we assumed the obligations of INEX under the alleged shareholders agreement as a result of our acquisition of INEX on October 14, 1999. The plaintiff has agreed to dismiss the complaint with prejudice and release all claims against defendants in exchange for the defendants’ agreement to forego collection of litigation costs assessed against the plaintiff to date in the suit. Defendants have submitted settlement documents to plaintiff’s counsel who has approved them. The parties are awaiting final signatures to complete the settlement.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants InfoSpace and certain of our current and former directors, and alleges violations of state law in connection with the asset purchase transaction between InfoSpace, Inc. and The boxLot Company in December of 2000. Plaintiffs filed an amended complaint on February 15, 2002, and the defendants have not yet responded to the amended complaint. We believe we have meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Market for Our Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “INSP” since December 15, 1998, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market. These prices and other share numbers throughout this Annual Report on Form 10-K have been adjusted to give effect to two-for-one stock splits of our common stock consummated in May 1999, January 2000 and April 2000.

	High	Low
Fiscal Year Ending December 31, 2000:
First Quarter	$138.50	$40.25
Second Quarter	$ 78.25	$37.125
Third Quarter	$ 60.00	$25.50
Fourth Quarter	$ 31.3125	$ 5.4375

Fiscal Year Ending December 31, 2001:
First Quarter	$ 9.875	$ 2.0625
Second Quarter	$ 5.65	$ 1.5625
Third Quarter	$ 3.79	$ 1.06
Fourth Quarter	$ 2.75	$ 1.32

On February 28, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $1.35 per share. As of February 28, 2002, there were approximately 1,332 holders of record of our common stock.

We have never declared, nor have we paid any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from our audited consolidated financial statements which have been audited by Deloitte & Touche LLP, independent auditors, as stated in their reports. The consolidated financial statements give retroactive effect to the acquisitions of Go2Net, Inc., Prio, Inc., and INEX Corp. which have been accounted for on a pooling-of-interests basis as described in Note 7 to our consolidated financial statements.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$3,445	$18,490	$71,980	$214,530	$161,921
Cost of revenues	865	4,919	13,472	35,627	41,841

Gross profit	2,580	13,571	58,508	178,903	120,080
Operating expenses:
Product development	5,358	9,005	15,580	40,624	39,341
Sales, general and administrative	8,860	23,893	77,777	131,081	118,333
Amortization of intangibles	64	710	42,761	171,336	236,714
Impairment of intangibles		398	—	8,952	107,729
Acquisition and related charges	137	4,486	13,574	123,998	(3,504)
Other charges	—	4,500	11,360	4,732	11,505
Restructuring charges	—	—	—	2,322	17,392

Total operating expenses	14,419	42,992	161,052	483,045	527,510

Loss from operations	(11,839)	(29,421)	(102,544)	(304,142)	(407,430)
Loss on investments	—	—	—	(588)	(108,158)
Other income, net	288	946	22,342	27,682	17,361
Minority interest	—	—	—	(3,171)	(17)
Income tax expense	(67)	(64)	—	(137)	(664)
Cumulative effect of change in accounting principle(1)	—	—	—	(2,056)	(3,171)
Preferred stock dividend	—	—	(159,931)	—	—

Net loss applicable to common stockholders	$(11,618)	$(28,539)	$(240,133)	$(282,412)	$(502,079)

Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.93)	$(0.93)	$(1.58)

Shares used in computing basic and diluted net loss per share	120,044	152,655	257,752	304,480	318,395

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,032	$123,152	$414,661	$370,148	$198,880
Working capital	21,650	118,064	418,297	366,875	199,897
Total assets	27,689	146,205	953,919	1,272,110	837,005
Total stockholders’ equity	23,882	130,702	909,020	1,168,572	782,588

(1)	See note 1 to our consolidated financial statements.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock,” as well as those discussed elsewhere herein. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

InfoSpace, Inc. is a provider of wireless and Internet software and application services. We have developed and deliver a wireless and Internet platform of software and application services that enable companies to offer network-based services under their own brands. Our customers in turn, offer these products and application services to their customers as their solutions. We provide our services across multiple platforms simultaneously, including PCs and non-PC devices.

We develop and deliver our products and application services to a broad range of customers that span each of our business areas of wireline and broadband, merchant and wireless. In our wireline and broadband business, we deliver our services to Web portals such as America Online, destination sites such as Disney, and DSL providers such as Verizon Online. In our merchant business, we deliver our products to regional Bell operating companies such as Verizon, merchant banks such as Union Bank of California, and financial institutions such as American Express. In our wireless business, we deliver our products and application services to wireless carriers such as Verizon Wireless, AT&T Wireless and Cingular and other consumer service companies such as Charles Schwab.

Our services are predominately built on our core technology platform and use the same operational infrastructure. We do not currently allocate development or operating costs to any of these services.

Naveen Jain, our Chief Executive Officer and Chairman, founded InfoSpace in March 1996. During the period from our inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our wireline services. Revenues in 1998 were also primarily generated through our wireline consumer services and we also started distributing our services on wireless platforms. Throughout 1999, 2000 and 2001, we expanded and enhanced our products and application services through both internal development and acquisitions and focused on developing and deploying our Internet software and application services to merchants and on wireless platforms. We do not expect our broadband services to generate meaningful revenues until 2003. We have offices in the United States, Canada, Australia, the United Kingdom and The Netherlands. As of February 28, 2002, we had 741 employees worldwide.

Our Business Areas

We develop and deliver our products and services to a broad range of customers that span each of our business areas of wireline and broadband, merchant and wireless. The following provides detail on each of our business areas:

Wireline and Broadband

Through our wireline and broadband business area, we develop and deliver Internet services that are designed for high-speed broadband and dial-up narrowband websites. We enable our customers that include destination Web sites, businesses and broadband service providers, including digital subscriber line (DSL) companies, to offer their customers an array of private-labeled services. We deliver our services to Web sites that include America Online, Microsoft’s MSN, NBCi, Lycos and Verizon Online among others.

InfoSpace’s product offerings can help businesses attract customers, improve loyalty, create new revenue streams and monetize their customer base. Further, InfoSpace’s services are private-labeled and delivered with each customer’s logo, color scheme and navigation design, strengthening the value of the customer’s brand. This ensures that our customers own the value relationship with their customer.

Merchant

Our merchant business area develops and delivers applications and services that are designed to help merchants leverage Internet and wireless technologies to help attract customers, reduce costs, grow sales and conduct business, anywhere, anytime. These applications and services enable businesses to establish an online presence, promote their products and services, and conduct secure commerce using an Internet connected device. Our commerce services are privately branded for leading merchant banks and other merchant service providers who in turn offer these solutions to their business customers. InfoSpace’s merchant services are available through a broad merchant reseller channel, including Verizon, one of the largest providers of products and services for small to medium sized businesses in the U.S., and major financial institutions such as American Express, Wells Fargo and Union Bank of California.

Wireless

Through our wireless business area, we develop, deliver and support solutions enabling our carrier partners to deliver wireless data services to their subscribers under their own brand over current and next generation networks. With our wireless platform, wireless carriers can effectively manage and seamlessly deliver (1) our private-labeled applications and services, (2) third party applications and services and (3) their own content and applications, to create a unique mobile data experience for their subscribers. Through our InfoSpace Speech Solutions group, we offer a multi-modal solution that leverages speech for input and query, combined with other display modes to optimize the wireless experience.

InfoSpace provides its wireless solutions to leading companies worldwide, including wireless carriers such as Verizon Wireless, Cingular Wireless, AT&T Wireless, ALLTEL, Virgin Mobile and Deutsche Telekom’s VoiceStream and consumer services companies such as Charles Schwab.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, other-than-temporary impairment of investments, assumptions used to estimate fair values of warrants we hold to purchase equity securities of other companies, allowances for accounts receivable and notes receivable and fair values used to record revenue related to related party revenue transactions. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Approximately 48% of our assets as of December 31, 2001 consist of intangible assets, most of which have been acquired in business combinations and were recorded based on the fair value of the common stock we issued to effect those business combinations. During the years ended December 31, 2001 and 2000, we determined that the values of certain intangible assets associated with certain of these business combinations were impaired. As such, we recorded impairment charges totaling $107.7 million and $9.0 million in 2001 and 2000, respectively. As discussed below in the “Recent Accounting Pronouncements” section, we adopted SFAS No. 142 on January 1, 2002 and expect to record a substantial charge to reduce the carrying value of our intangible assets to their estimated fair value as of January 1, 2002. Ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We have invested in public and private companies for business and strategic purposes. As of December 31, 2001, the carrying value of our publicly held and privately held investments was $8.7 million and $38.4 million, respectively. The determination as to whether a decline in the fair value of a publicly held security is other-than-temporary requires a considerable amount of judgment. However, determining whether other-than-temporary declines in the fair values of investments in the equity securities of private companies have occurred requires an even higher level of judgment due to the absence of an observable market price for the investment. As discussed above, we regularly review the status of our private company investees to determine whether such a decline has occurred. However, this determination involves various assumptions about the investee companies’ business prospects in addition to an understanding of their capital structure and financing developments. To the extent the companies in which we have invested experience significant business difficulties in the future, we may record additional impairment charges beyond those incurred during 2001.

We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments in companies with publicly quoted market prices, we compare the market price to the investment’s carrying value and, if the quoted market price is less than the investment’s accounting basis for an extended period of time, generally six months, we then consider additional factors to determine whether the decline in fair value is other-than-temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, downgrading of a debt security by a rating agency, and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment’s carrying value.

A portion of our revenue is earned from advertising barter transactions and from arrangements with companies in which we have invested. In both cases, the determination of the fair value of consideration given and received requires judgment. For advertising barter transactions, we identify comparable cash transactions, as required by EITF Issue No. 99-17, to determine the amount of revenue and expense to be recorded for the advertising we receive and surrender in such transactions. For transactions with related parties where we invest in a company and also agree to provide advertising or other services, we determine the fair value of securities we receive by reference to prices paid by other investors in the investee company and/or through obtaining independent third-party valuations. Valuation of private company equity securities is inherently subjective. We also record revenue from arrangements that contain multiple revenue-generating activities. In such arrangements, we recognize revenue for individual elements where evidence of the fair value of the individual elements exists. Where no such evidence exists, revenue is recognized for the individual components as one element.

Historical Results of Operations

We have incurred losses since our inception and, as of December 31, 2001, we had an accumulated deficit of approximately $910.7 million. For the year ended December 31, 2001, our net loss was $502.1 million, including amortization of intangibles of $236.7 million, impairment on intangibles of $107.7 million and loss on investments of $108.2 million. For the year ended December 31, 2000, our net loss was $282.4 million, including amortization of intangibles of $171.3 million, impairment of intangibles of $9.0 million and $124.0 million in acquisition and related charges associated with the acquisitions of Prio, Saraide, Millet Software, IQorder and Go2Net, of which $80.1 million was a non-cash charge for in-process research and development associated with the acquisitions. For the year ended December 31, 1999, our net loss totaled $240.1 million, including a $159.9 preferred stock dividend recorded by Go2Net in connection with the preferred stock sold to Vulcan Ventures in March and June 1999 and $13.6 million in acquisition and related charges.

We believe that our future success will depend largely on our ability to continue to offer products and application services to merchants and on wireline, wireless and broadband platforms that are attractive to our existing and potential future customers. Accordingly, we will need to, among other things:

•	develop and continually enhance our technology and products and services;

•	continue to up-sell and retain our existing carrier partners;

•	expand our base of international customers;

•	increase capital equipment expenditures to meet service level agreement requirements and build out our delivery infrastructure in North America, Europe and Asia; and

•	sell additional services to our existing merchants and merchant aggregator partners and grow our network of merchants.

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

The following table sets forth the historical results of our operations expressed as a percentage of total revenues.

	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of revenues	25.8%	16.6%	18.7%

Gross profit	74.2%	83.4%	81.3%
Operating expenses:
Product development	24.3%	18.9%	21.7%
Sales, general and administrative	73.1%	61.1%	108.0%
Amortization of intangibles	146.2%	79.9%	59.4%
Impairment of intangibles	66.5%	4.2%	—
Acquisition and other related charges	(2.2)%	57.8%	18.9%
Other charges	7.1%	2.2%	15.8%
Restructuring charges	10.8%	1.1%	0.0%

Total operating expenses	325.8%	225.2%	223.8%

Loss from operations	(251.6)%	(141.8)%	(142.5)%
Loss on investments	(66.8)%	(0.2)%	0.0%
Other income, net	10.7%	12.9%	31.1%
Minority interest	0.0%	(1.5)%	0.0%

Loss from operations before income tax expense and cumulative effect of change in accounting principle	(307.7)%	(130.6)%	(111.4)%
Income tax expense	(0.4)%	(0.1)%	0.0%

Loss from operations before cumulative effect of change in accounting principle and preferred stock dividend	(308.1)%	(130.7)%	(111.4)%
Preferred stock dividend	—	0.0%	(222.2)%
Cumulative effect of change in accounting principle	(2.0)%	(1.0)%	0.00%

Net loss applicable to common stockholders	(310.1)%	(131.7)%	(333.6)%

Results of Operations for the Years Ended December 31, 1999, 2000 and 2001

Revenues.    Our revenues are derived from our products and application services, which are delivered to users and subscribers on wireline, wireless and broadband platforms and to merchants via merchant aggregators including merchant banks. We tailor agreements to fit the needs of our customers, merchant banks and aggregators and wireless carriers. Under any one agreement we may earn revenue from a combination of our products and application services. We identify revenues by our three business areas, which are wireline and broadband, merchant and wireless. We do not expect broadband to generate meaningful revenue until 2003.

Revenues for wireline and broadband were $90.4 million in the year ended December 31, 2001, $156.9 million in the year ended December 31, 2000 and $56.1 million in the year ended December 31, 1999. The decline in total revenue from 2000 to 2001 reflects several factors including our decision in the first quarter of 2001 to eliminate direct to consumer properties including certain destination sites acquired in the Go2Net merger, our announcement in the second quarter of 2001 of our intention to not pursue agreements that are short-term and comprised of non-recurring revenue streams and declines in general economic conditions during the year. The revenue growth from 1999 to 2000 reflects the growth of our network of Web portals and affinity Web sites, Go2Net’s acquisition of Dogpile in August 1999, and the launch of new services that drove Web traffic and promoted longer usage at Web sites.

Revenues for merchant were $39.8 million in the year ended December 31, 2001, $36.9 million in the year ended December 31, 2000 and $15.2 million in the year ended December 31, 1999. The decline in the annual growth rates from 2000 to 2001 compared to 1999 to 2000 reflects the impact of general economic conditions and the transition of our merchant hosting services from a free service to a subscription model which resulted in a decline in monetization of the traffic to those services. The revenue increase from 1999 to 2000 is primarily attributable to the acquisition of Authorize.net in July 1999, accounted for as a purchase.

Revenues for wireless were $31.7 million in the year ended December 31, 2001, $20.8 million in the year ended December 31, 2000 and $663,000 in the year ended December 31, 1999. The annual growth reflects the adoption of our wireless platform of products and application services by wireless carriers and consumer services companies and the launch of new applications and services. The number of active subscribers using our services grew from 1.2 million at December 31, 2000 to 2.4 million at December 31, 2001. The revenue growth from 1999 to 2000 reflects the acquisition of Saraide in March 2000.

For the first quarter of 2002, we expect revenues from our business areas to represent as a percentage of total revenues: Wireline and Broadband—40% to 45%; Merchant—30% to 35%; and Wireless—20% to 25%.

Included in revenue are barter revenues generated from non-cash transactions as defined by Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received based on the value of comparable cash transactions. We recognized barter revenue of $14.0 million for the year ended December 31, 2001 compared to $9.8 million for the year ended December 31, 2000 and $948,000 for the year ended December 31, 1999, from these non-cash agreements. Non-cash barter transactions are common in our industry. Generally, these transactions consist of the right to place Internet advertisements. For the year ended December 31, 2001, barter advertising expense was $13.2 million compared to $8.7 million for the year ended December 31, 2000 and $878,000 for the year ended December 31, 1999. We expect barter revenue in 2002 will decrease from the amount of barter revenue recorded for 2001.

We hold warrants and stock in public and privately held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments, and are also included in the related party revenue described below. Additionally, some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined through third party investors or independent appraisal. We recorded revenue in the amount of $14.0 million for vesting in stock and warrants for the year ended December 31, 2001 compared to $22.1 million for the year ended December 31, 2000 and $3.2 million for the year ended December 31, 1999. We expect warrant revenue in 2002 will decrease from the amount of warrant revenue recorded for 2001.

From time to time, we have made investments in private and public companies for business and strategic purposes. In the normal course of business, we have entered into separate agreements to provide various promotional and other services for some of these companies. Revenues earned from companies in which we own stock are considered related party revenue, including independent service agreements entered into during the current year with companies we or Go2Net invested in during prior years. During the year ended December 31, 2001, we made investments in four private companies for business and strategic purposes. In the normal course of business, we also entered into short-term agreements to provide various promotional services for these companies and other companies that we have made investments in during prior years. For the year ended December 31, 2001, related party revenue was $31.4 million compared to related party revenue of $32.1 million for the year ended December 31, 2000 and $2.9 million for the year ended December 31, 1999. We recognize revenue from our advertising, licensing and distribution agreements with related parties on the same basis as we recognize revenue from similar agreements with unrelated parties.

Cost of Revenues.    Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and application services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues were $41.8 million, or 26% of revenue for the year ended December 31, 2001 compared to $35.6 million, or 17% of revenue for the year ended December 31, 2000 and $13.5 million or 19% of revenue for the year ended December 31, 1999. The absolute dollar increase of cost of revenue for the year ended December 31, 2001 was primarily attributable to increases in the cost of data licenses from expanding and enhancing our licensed content and delivery and increases in depreciation and non-capitalized equipment. The absolute dollar increase in cost of revenue for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily attributable to personnel costs and other costs incurred in order to support greatly increased delivery of our products and application services, including communication lines, data licenses and equipment. In the near term, the majority of our expenses in cost of revenue are fixed. Therefore, we expect cost of revenue as a percentage of revenue to decrease as our revenues increase.

Product Development Expenses.    Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the proprietary products and application services we deliver to our customers across wireline, wireless and broadband networks. Product development expenses were $39.3 million, or 24% of revenue, for the year ended December 31, 2001 compared with $40.6 million, or 19% of revenue, for the year ended December 31, 2000 and $15.6 million or 22% of revenue for the year ended December 31, 1999. In accordance with Statement of Position 98-1, certain product development expenses are capitalized as internally developed software. We capitalized $2.6 million of salaries and benefits from personnel associated with internally developed software in 2001. This compares to $279,000 in 2000 and $478,000 in 1999 of capitalized costs. With these costs included in product development expenses, net of amortization of previously capitalized internally developed software, 2001 product development expenses would have been $41.6 million, 2000 product development expenses would have been $40.8 million and 1999 product development expenses would have been $16.1 million. The 2001 expenses include approximately $1.5 million in one-time payments, including one-time payments to certain employees for retention obligations from acquisitions and to the employees for accelerated vesting of our contribution to the InfoSpace Venture Capital Fund 2000, LLC (“Venture Fund”) on their behalf that occurred in the first quarter of 2001. Generally, product development costs are not consistent with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that continued significant investments in technology are necessary to remain competitive.

Sales, General and Administrative Expenses.    Sales, general and administrative expenses consist primarily of salaries and related benefits, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. Sales, general and administrative expenses were $118.3 million, or 73% of revenues, for the year ended December 31, 2001 compared to $131.1 million, or 61% of revenues, for the year ended December 31, 2000 and $77.8 million or 108% of revenues for the year ended December 31, 1999. The absolute dollar decrease for the year ended December 31, 2001 is attributable to reduced salaries and benefits from our realignments in the first quarter and third quarter of 2001, reduced advertising and promotions expenses and lower bad debt expense. These decreases were partially offset by increased occupancy expenses from the leases for our headquarters facility, which began in July 2000, and our Montreal facility from our acquisition of Locus Dialogue in January 2001 and higher carriage expenses. The increase in sales, general and administrative expenses in 2000 from 1999 was a result of increased personnel expenses from larger staffing levels and greater occupancy expenses, depreciation and equipment costs from our move to our new Bellevue, Washington facilities in July 2000 and from our international expansion into Brazil and Australia. We expect sales, general and administrative expenses to continue to decline in absolute dollars in 2002 compared to 2001.

2001 sales, general and administrative expense includes $1.5 million of charges for an allowance of a note receivable from an officer of the Company. 2000 sales, general and administrative expense includes $3.1 million of charges for an allowance of a note receivable from one of our executive officers. In October 2000, we loaned this officer $4.0 million. The promissory note matured on December 31, 2001. The note was secured by a pledge of 200,000 shares of our common stock, valued at $410,000 on the date of maturity. The terms of the note provided, however, that if the officer remained employed by us through December 31, 2001, then we would require only the collateral securing the note for repayment. In the event that the collateral was insufficient to repay the note and accrued interest at maturity, and the officer remained employed by us through the maturity date, then we would forgive the difference between the fair market value of the collateral and the principal plus accrued interest and make a cash distribution to the officer sufficient to cover his resulting tax liability from the forgiveness of the debt. Since this officer remained employed by us through the maturity date, we have written off the entire amount of the note, plus accrued interest, less the value of the collateral, and have accrued his related tax liability.

Amortization of Intangibles.    Amortization of intangibles includes amortization of goodwill, core technology, purchased domain names, trademarks, contract lists and assembled workforce. Amortization of intangibles was $236.7 million in the year ended December 31, 2001, compared to $171.3 million in the year ended December 31, 2000 and $42.8 million in the year ended December 31, 1999. The increases are a result of amortization of intangibles recorded from the acquisitions of Locus Dialogue in January 2001, The boxLot Company in December 2000, iJapan technology in September 2000, TDLI.com and Orchest in August 2000, IQorder in July 2000 and Saraide and Millet Software in March 2000.

Impairment of Intangibles.    During the year ended December 31, 2001, we determined that the values of certain intangible assets associated with previous acquisitions were impaired. A total of $107.7 million of impairment charges were recorded during the year ended December 31, 2001. This amount is included in “Impairment of intangibles” in the accompanying consolidated statements of operations and is comprised of $2.8 million of charges related to assembled workforce, $40.7 million of charges related to abandoned technology and related goodwill amounts and $64.2 million related to writedowns of the core technology and associated goodwill from the sale of certain assets of Locus Dialogue.

During the year ended December 31, 2000, we recorded an impairment loss on intangible assets of approximately $9.0 million. This impairment was comprised of $8.5 million of charges related to goodwill and $451,000 of core technology and assembled workforce. The impairment included the write-off of goodwill of $6.1 million from the acquisition of Zephyr Software, Inc. The impairment included goodwill, core technology and assembled workforce of $2.6 million from the acquisition of Outpost Networks, Inc. Additionally, transaction revenue and customer value of $226,000 from the acquisition of Haggle Online and an assembled workforce of $45,000 from the acquisition of Dogpile, LLC were determined to be impaired.

The assembled workforce intangible impairment charges of $2.8 million recorded during the year ended December 31, 2001 are associated with several previous acquisitions for which we determined, based on substantial declines in the acquired workforce, that the fair values assigned to these assets were less than the recorded amounts. As such, we determined the fair value of the remaining workforce intangible using the same assumptions used to estimate the fair value at the respective acquisition dates, and recorded a charge to reduce the related assembled workforce intangible assets to their estimated fair values as of December 31, 2001.

Also during the year ended December 31, 2001, we determined that we would not pursue development of technologies acquired in certain previous acquisitions due to changes in market factors and our business. We therefore recorded charges totaling $40.7 million to write off the remaining book value of any core technology intangible assets recorded in connection with these acquisitions which related to abandoned technology, along with related goodwill.

In connection with the sale of certain assets related to the Liaison enterprise solution business of Locus Dialogue, we recorded a charge of $64.2 million, reflecting an impairment in the core technology intangible asset and related goodwill. Based on future estimated cash flows from the Liaison enterprise solution business to be received after the asset sale, we determined the estimated fair value of the core technology and related goodwill totaled $500,000. The charge recorded during the year ended December 31, 2001 reduces the carrying amounts of these intangible assets to this estimated fair value as of the date of the asset sale.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which requires use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect the adoption of this accounting standard will have the impact of significantly reducing our amortization of goodwill and intangibles commencing January 1, 2002. As we have previously disclosed, we expect to incur a non-cash charge estimated to range from $100 million to $200 million, which will be recorded in the first quarter of 2002 for the cumulative effect of adopting SFAS No. 142. We have retained an independent valuation firm to conduct the valuation analysis pursuant to SFAS 142 and we expect to receive the results of their analysis by the end of April 2002. There can be no assurance that the results of the analysis by this independent valuation firm will not result in a non-cash charge less than or in excess, perhaps substantially, of the amount previously estimated and disclosed by us.

Acquisition and Other Related Charges.    Acquisition and other related charges consist of in-process research and development and other charges related directly to acquisitions, such as professional fees for transactions accounted for as pooling-of-interests, prior to the adoption of Statement of Financial Accounting Standards No. 141 Business Combinations. During the third quarter of 2001, a reduction of acquisition costs accrued in 2000 was negotiated. The acquisition and related charges for the year ended December 31, 2001 included this acquisition accrual adjustment, $600,000 of in-process research and development charges in the purchase acquisition of Locus Dialogue, $200,000 of severance pay to the former chief executive officer of Locus Dialogue and $300,000 of legal, accounting and other fees related to acquisitions. Acquisition and related charges for the year ended December 31, 2000 of $124.0 million included $80.1 million of in-process research and development charges in the purchase acquisitions of Saraide, Millet Software and IQorder. Also included were costs incurred in the acquisitions of Prio and Go2Net, which were accounted for as poolings-of-interests. Total acquisition and related charges in 1999 were $13.6 million. The acquisition and related charges in 1999 included $9.2 million of in-process research and development charges in the purchase acquisitions of eComLive, Union-Street and the MyAgent technology. Also included were costs incurred in the acquisition of INEX, which was accounted for as a pooling-of-interests.

Other Charges.    Other charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other charges for the year ended December 31, 2001 include a charge of $10.6 million in allowance for notes receivable and employee loans, $2.4 million for settlement charges on litigation matters and $848,000 for the write off of a prepaid license for software that is no longer being utilized. These amounts are offset by a reduction in the estimated liability for overtime wages accrual for past overtime worked due of $2.4 million.

We were audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt and should have been classified as non-exempt. As a result, in the year ended December 31, 2000, we recorded an estimated accrual in the amount of $3.0 million for the past wages due for overtime worked. Based on the overtime questionnaires we have received from the applicable employees and a revision to the methodology used to calculate overtime pay approved by the Department of Labor, we have revised our estimate for this liability to be $629,000, of which $507,000 has been paid through December 31, 2001.

Other charges for the year ended December 31, 2000 includes settlement charges on two litigation matters of $1.7 million and $3.0 million for an estimated liability for past overtime worked. Other charges for the year ended December 31, 1999 consist of charges associated with litigation settlements.

The following tables detail acquisition and related costs and other charges (in thousands):

	Year ended December 31,
	2001	2000	1999
Acquisition and related costs:
In-process research and development	$600	$80,100	$9,200
Merger-related costs	(4,104)	43,898	4,374

	$(3,504)	$123,998	$13,574

	Year ended December 31,
	2001	2000	1999
Other charges:
Litigation settlement charges	$2,398	$1,732	$11,360
Past overtime worked	(2,371)	3,000	—
Notes receivable allowances	10,630	—	—
Impaired prepaid data license	848	—	—

	$11,505	$4,732	$11,360

Restructuring Charges.    The restructuring charges of $17.4 million in the year ended December 31, 2001 includes leasehold improvements, furniture and office equipment and future operating lease costs, net of estimated sublease income, from the closure of our Seattle and Mountain View facilities and a portion of our Montreal facility. In negotiations with potential sublessees, we determined that due to current economic conditions and vacancy rates the properties would not be subleased at a rate that would provide for full recovery of future lease payments. Accordingly, a charge for the difference between the future lease costs and the probable sublease income was recorded at the time we made the decision to abandon the property. Also included in the restructuring charges for the year ended December 31, 2001 are severance costs for the reduction in workforce from the closure of the Mountain View facility and from the February and October 2001 company-wide formal workforce reductions. We recorded a restructuring charge of $2.3 million in the year ended December 31, 2000 for the closures of the Dallas, Texas and Ottawa, Canada facilities.

Loss on Investments, net.    Loss on investments consists of recognized gains and losses on investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities, recognized gains and losses on investments marked to fair value in the Venture Fund, which was active from January 1, 2000 through March 31, 2001, realized gains and losses on investments and impairment on investments.

Gains and losses in accordance with SFAS No. 133:  Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives. For the year ended December 31, 2001, we recognized a $5.4 million loss on these warrants.

Venture Fund:  On January 26, 2001, our Board of Directors approved the liquidation of the Venture Fund. In the first quarter of 2001, we disbursed $16.4 million to the accredited investors, representing 100% of the accredited investor ownership. The Board of Directors also approved the acceleration of vesting of the contribution we made on behalf of our employees. The contribution was paid out in conjunction with the dissolution of the fund, resulting in compensation expense of $1.0 million in the first quarter of 2001. We recorded $517,000 of compensation expense in the year ended December 31, 2000 related to the contribution.

Investments held by the Venture Fund were held at fair value, with changes in fair value reflected as gains and losses in the Statement of Operations, as required by investment company accounting, which was carried forward in consolidation pursuant to EITF Issue No. 85-12 Retention of Specialized Accounting for Investments

in Consolidation. Prior to dissolution of the Venture Fund, its investments were therefore adjusted to their fair value, resulting in the recognition of $2.3 million of unrealized losses and $17.1 million of losses due to impairment on an investment in the quarter ended March 31, 2001. As of March 31, 2001, the Venture Fund was dissolved and the investments that were held by the Venture Fund were transferred to InfoSpace. A gain of $3.2 million for the dissolution of the Venture Fund was also recorded in 2001. During 2000, we recorded gains of $14.8 million for appreciation of investments held by the Venture Fund.

Realized gains and losses on investments:  Realized losses on the sale of an investment during the year ended December 31, 2001 were $2.7 million. Realized gains on sales on investments during the year ended December 31, 2000 were $4.9 million.

Impairment on investments:  We determined that the decline in value of our investments was other-than-temporary for twenty-two investments in the year ended December 31, 2001 and for four investments in the year ended December 31, 2000. For the year ended December 31, 2001, we recorded impairment and write-off charges of $100.9 million, which includes the $17.1 million impairment on the Venture Fund investment discussed above. For the year ended December 31, 2000, we recorded impairment and write-off charges of $20.4 million.

Other Income, Net.    Other income, consisting primarily of interest income, was $17.4 million in the year ended December 31, 2001 compared to $27.7 million in the year ended December 31, 2000 and $22.3 million in the year ended December 31, 1999. The decrease is primarily due to re-investment of funds to equity securities from interest bearing fixed income securities and from cash used for operating activities and acquisitions in 2001 and the fourth quarter of 2000.

We have reinvested and may in the future reinvest part of our fixed income securities in non-interest bearing equity instruments and investments. With the prevailing lower short-term rates, we expect lower yields on our marketable investments and expect our interest income to be lower in 2002 compared to 2001.

Income Tax Expense.    We have recorded tax expense of approximately $664,000 for the year ended December 31, 2001 and approximately $137,000 for the year ended December 31, 2000, for our international operations. We expect to continue to record a tax provision for our international operations and do not anticipate recording a U.S. federal tax provision for 2002.

Cumulative Effect of Change in Accounting Principle.    On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, we recorded a charge of $3.2 million to record warrants held to purchase stock in other companies at their fair value as of January 1, 2001 as a cumulative effect of change in accounting principle. As of December 31, 2000 warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost.

On January 1, 2000, we adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Prior to January 1, 2000, we recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB No. 101, we would have deferred revenue of $2.1 million as of January 1, 2000 originally recorded in prior years. In accordance with SAB No. 101, we recorded a charge for the cumulative effect of change in accounting principle of $2.1 million.

We adopted SFAS No. 142 on January 1, 2002. We expect to record a cumulative effect adjustment in the first quarter of 2002 as described above under “Impairment of Intangibles.”

Preferred Stock Dividend.    Go2Net sold 546,000 shares of Go2Net preferred stock, convertible into 16.5 million shares of common stock, to Vulcan Ventures in March and June 1999. This stock was sold at a price of $18.1648 per share which was a discount to the current market price of common stock into which the preferred stock was then convertible. The discount of $159.9 million was recognized as a dividend to Vulcan in the year ended December 31, 1999.

Balance Sheet Commentary

Payroll Tax Receivable.    As of December 31, 2001, our balance sheet included $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, one of our employees exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and we remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the employee was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. We, therefore, returned the federal income tax withholding to the employee and filed an amendment to our payroll tax return to request the tax refund.

Stockholders’ Equity.    On September 10, 2001, we repurchased approximately 21.7 million shares of our common stock from Vulcan Ventures Inc. at a discounted purchase price of $1.05 per share in a privately negotiated block transaction. The closing sale price of the stock on the date of purchase was $1.40. We retired the repurchased shares.

Liquidity and Capital Resources

From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In April 1997, Go2Net completed its initial public offering which yielded net proceeds of approximately $12.8 million. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Employee Stock Purchase Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. Our principal source of liquidity is our cash and cash equivalents, short-term investments and long-term investments. As of December 31, 2001, we had cash, cash equivalents and short-term investments available-for-sale of $198.9 million and long-term investments available-for-sale of $94.9 million.

We have pledged a portion of our cash as collateral for standby letters of credit, a bank guaranty and in the form of certificates of deposit that guarantee the future monthly lease payments for certain of our property leases. At December 31, 2001, the total amount of collateral pledged under these agreements was approximately $4.7 million, which consisted of $4.0 million of standby letters of credit, $418,000 of certificates of deposit and $342,000 of bank guaranty.

Net cash used by operating activities was $41.0 million for the year ended December 31, 2001. This represents $20.4 million in the first quarter, $1.3 million in the second quarter, $14.7 million in the third quarter and $4.6 million in the fourth quarter. The use of cash in the year ended December 31, 2001 included a cash outlay of $12.6 million for a payroll tax receivable due from the Federal government, $10.6 million for payment of accrued acquisition fees from 2000, $1.8 million of one-time payments to certain employees for retention obligations from acquisitions, $2.2 million in settlement payments, $1.5 million of one-time payouts to the employees for the accelerated vesting of our contribution to the Venture Fund for the employees, $2.4 million of one-time severance pay for the reductions of workforce in the first and third quarters of 2001 and $500,000 of payments associated with the closure of our Ottawa office. Net cash provided by operating activities was $16.8 million for the year ended December 31, 2000. Significant components of cash provided by operating activities for the year ended December 31, 2000 were depreciation and amortization and write-offs of acquired in-process research and development, net operating losses, increases of accounts receivable and decreases in accrued expenses. Net cash used by operating activities was $11.8 million in 1999. Cash used in operating activities for the year ended December 31, 1999 consisted primarily of net operating losses offset by increases in accrued expenses and the discount on the issuance of preferred stock by Go2Net accounted for as a non-cash dividend.

Net cash provided by investing activities was $21.9 million in the year ended December 31, 2001. Cash provided by investing activities was primarily a result of reinvesting in securities with an original maturity of 90 days or less which are classified as cash equivalents. Offsetting the $75.0 million of short and long-term investment maturities and the $2.7 million proceeds from the sale of a segment of the Liaison enterprise solution business was $11.0 million in equity investments, $12.0 million in purchases of fixed assets, $16.6 million in business acquisition costs from the Locus Dialogue, Excite.com and GiantBear acquisitions and $16.4 million for the buyout of the minority interest ownership in the Venture Fund. Net cash used by investing activities was $5.6 million in the year ended December 31, 2000. During that period, cash used in investing activities was primarily comprised of costs associated with the acquisition of Prio, notes receivable additions, purchase of fixed assets and equity investments. The cash used in investing activities was partially offset by cash received from the minority interest of the Venture Fund and maturities of debt investments. Net cash used by investing activities for the year ended December 31, 1999 of $423.3 million was primarily composed of business acquisitions, securities investments, other investments and purchase of fixed assets.

Net cash used by financing activities in the year ended December 31, 2001 was $16.3 million. $22.8 million was used in the share repurchase from Vulcan Ventures. $3.1 million was used to payoff the acquired debt of Locus Dialogue. Cash proceeds from financing activities were comprised of $9.6 million from the exercise of stock options and warrants and from share purchases through our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2000 of $38.3 million was primarily comprised of our net proceeds from the exercise of stock options and warrants, offset by payments of debt acquired in the Prio and Saraide acquisitions. Cash provided by financing activities in 1999 was $498.3 million and was primarily comprised of our net proceeds from our follow-on offering in April 1999 and the net proceeds from the March and June 1999 preferred stock issuance by Go2Net.

We plan to use our cash for investments in internally developed technology, global expansion of our services and continued build-out of infrastructure in the United States and Europe. We may use our cash for acquisitions of complimentary businesses and technologies, a stock repurchase program or the build out of a redundant data center. We have non-cancelable operating leases for our corporate facilities with lease terms through 2005. Future minimum rental payments required under non-cancelable operating leases are: $13.2 million in 2002, $6.4 million in 2003, $6.0 million in 2004, $3.0 million in 2005 and $417,000 thereafter. Included in the 2002 commitments is $4.4 million for a buyout payment in connection with the lease for our Seattle facility, which is included in our 2001 restructuring charge. The Seattle facility was the corporate headquarters of Go2Net prior to our merger with Go2Net in October 2000. This buyout releases us of all future obligations under that lease including approximately $9.0 million of scheduled lease payments over the life of that lease.

We believe that existing cash balances, cash equivalents, short and long-term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses are subject to a number of conditions and uncertainties, some of which are out of our control, and actual revenues and expenses may be materially different. We may seek additional funding through public or private financings or other arrangements prior to such time. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Acquisitions & Dispositions

Summary of Our Acquisitions

Company or Assets	Date Closed	Accounting Method	Total Value of Transactions (in thousands)
eCash Technologies, Inc.	02/08/2002	Asset Purchase	$4,600
Giant Bear, Inc.	12/19/2001	Purchase	$6,000
Excite.com	11/28/2001	Asset Purchase	$6,700
Locus Dialogue Inc.	01/01/2001	Purchase	$112,900
The boxLot Company	12/07/2000	Asset Purchase	$8,900
Go2Net, Inc	10/12/2000	Pooling-of-interests
iJapan technology	09/13/2000	Asset Purchase	$2,000
TDLI.com Limited	08/31/2000	Purchase	$116,500
Orchest, Inc.	08/04/2000	Purchase	$7,900
IQorder.com, Inc.	07/03/2000	Purchase	$65,800
Millet Software, Inc.	03/31/2000	Purchase	$29,700
Saraide, Inc.	03/10/2000	Purchase	$347,000
Prio, Inc.	02/15/2000	Pooling-of-interests
Zephyr Software, Inc.	12/29/1999	Purchase	$8,600
eComLive.com, Inc.	12/16/1999	Purchase	$32,000
FreeYellow.com, Inc.	10/27/1999	Purchase	$20,000
Union-Street.com, Inc.	10/14/1999	Purchase	$20,500
INEX Corporation	10/14/1999	Pooling-of-interests
Dogpile, LLC	08/04/1999	Purchase	$52,000
Authorize.Net Corporation	07/01/1999	Purchase	$98,600
MyAgent technology	06/30/1999	Asset Purchase	$18,000
IQC Corporation	05/13/1999	Purchase	$20,000
Virtual Avenue	04/28/1999	Purchase	$24,700
Haggle Online, Inc.	04/16/1999	Purchase	$6,800

eCash Technologies, Inc.    On February 8, 2002, we acquired substantially all of the technology and intellectual property of eCash Technologies, Inc., a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 1,064,815 shares of our common stock.

GiantBear, Inc.    On December 19, 2001, we acquired substantially all of the assets of GiantBear, Inc., a wireless technology and service provider that enables wireless carriers to offer their subscribers access to content, data and mobile commerce through wireless devices, delivery channels and applications, for purchase consideration of $6.0 million, which includes acquisition expenses of $21,000. We recorded $2.5 million of goodwill, $1.9 million of core technology and $700,000 for customer lists as a result of this transaction. The core technology and customer lists will be amortized over a five-year period. The goodwill will not be amortized, in accordance with SFAS 142, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value.

Excite.com.    On November 28, 2001, we acquired certain assets of the At Home Corporation. The acquired assets included certain domain names, trademarks and user data associated with the Excite.com Web site. Total net consideration for the acquired assets was $6.7 million. Concurrently, we announced an Internet services agreement with iWon. Under the agreement, we agreed to power the search and directory components of the Excite Web site. As we did not acquire all of the assets of the Excite portal, which was a component of the At Home Corporation, and we have licensed certain of the acquired assets to iWon, this acquisition was not classified as a purchase of a business. We have determined that the acquired assets have a useful life of two years and will amortize them over this period.

Locus Dialogue Inc.    On January 1, 2001, we acquired all of the stock of Locus Dialogue Inc., a developer of speech recognition-enabled applications (now called InfoSpace Speech Solutions). The acquisition was accounted for as a purchase. We issued or will issue 5,114,233 shares of our common stock (1) directly to those Locus Dialogue shareholders who elected to receive our common stock in exchange for their Locus Dialogue shares at the closing of the acquisition, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace Speech Solutions Holdings Inc. (formerly Locus Holdings Inc.), an indirect subsidiary of ours, which exchangeable shares were issued to those Locus Dialogue shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of options granted to replace options of Locus Dialogue held at the closing. We issued shares with a fair value of $88.8 million, acquired $8.8 million of net assets and incurred $556,000 in acquisition costs. Included in the calculation of goodwill is $23.6 million for the fair value of options to purchase 1,173,216 shares we assumed. We also recorded $3.9 million in unearned compensation for the intrinsic value of the options assumed and for the valuation of 253,175 shares of restricted stock that vest after a one-year service period held by certain former Locus Dialogue employees.

On July 1, 2001, we sold certain operating assets and other rights relating to the Locus Liaison enterprise solution business for $2.7 million. We acquired the Locus Liaison enterprise solution business as part of the acquisition of Locus Dialogue in January 2001. The operating assets included certain distribution contracts, the assembled Liaison workforce, the Locus Dialogue trademarks, the enterprise solution inventory and certain fixed assets. In addition, we entered into a license agreement pursuant to which the buyer is licensing Liaison and SoftDialogue software from us. In connection with the sale of these assets, we recorded a charge in 2001 of $64.7 million related to writedowns of the assembled workforce, core technology and associated goodwill. The remaining personnel and assets of Locus Dialogue including the voice application, SpeechPortal and SoftDialogue, are now operated under the name of InfoSpace Speech Solutions.

The boxLot Company.    On December 7, 2000, we acquired substantially all of the assets of boxLot, including its interactive on-line variable pricing technology and dynamic pricing engine, equipment and domain names. Under the terms of the asset purchase, we issued 501,527 shares of common stock and paid cash of $2.6 million. We recorded $9.2 million in goodwill.

Go2Net, Inc.    On October 12, 2000, we completed our acquisition of Go2Net, Inc., a publicly held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the acquisition, which was accounted for as a pooling-of-interests, we exchanged 74,154,448 shares of our common stock for all of the preferred and common shares of Go2Net. The consolidated financial statements are presented as if Go2Net was a wholly owned subsidiary since inception.

iJapan Intellectual Property.    On September 13, 2000, we acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million cash. The entire purchase price was recorded as an intangible asset.

TDLI.com Limited.    In July 1998, we entered into a joint venture agreement with TDLI.com Limited, a subsidiary of Thomson Directories Limited to form TDL InfoSpace to replicate our content, community and consumer services in Europe. TDL InfoSpace launched content services in the United Kingdom in the third quarter of 1998. Under the Web site services agreement, Thomson provides its directory information to TDL InfoSpace and sells Internet yellow pages advertising for the joint venture through its local sales forces. We also license our technology and provide hosting services to TDL InfoSpace. Thomson and we each purchased a 50% interest in TDL InfoSpace and are required to provide reasonable working capital to TDL InfoSpace. As of December 31, 1999, we had contributed $496,000 to the joint venture. We accounted for our investment in the joint venture under the equity method. For the year ended December 31, 1999, we recorded a loss from the joint venture of $12,000. On August 31, 2000, we acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace’s services in Europe. We acquired TDLI.com for purchase consideration of 3,420,308 shares of our common stock and acquisition expenses of $2,105,304. We recorded $118.5 million in intangible assets. We now have 100% ownership and control of TDL InfoSpace.

Orchest, Inc.    On August 4, 2000, we acquired all of the outstanding capital stock of Orchest, Inc., a privately held company based in Cupertino, California, for a purchase consideration of 255,288 shares of our common stock and acquisition expenses of $72,060. We recorded $8.4 million for intangible assets. Orchest provided online financial services that enable users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase.

IQorder.com, Inc.    On July 3, 2000, we acquired all of the outstanding shares, warrants and options of IQorder.com, Inc., a privately held company based in Tempe, Arizona, for a purchase consideration of 989,959 shares of our common stock for all of IQorder’s outstanding shares, warrants and options. We recorded a one-time in-process research and development charge of $6.0 million and recorded $62.5 million in intangible assets. Acquisition expenses were $132,088. IQorder’s technology allows consumers to enter a model number, UPC code, part number, barcode or ISBN, or to scan in a UPC code, in order to locate a product, compare prices and make an instant purchase with a single click. The acquisition was accounted for as a purchase.

Millet Software, Inc.    On March 31, 2000 we acquired all of the common stock of Millet Software, a privately held company, for a purchase consideration of 488,224 shares of our common stock and acquisition expenses of $255,000. We recorded a one-time in-process research and development charge of $2.4 million and recorded $30.9 million in intangible assets. The acquisition was accounted for as a purchase.

In this transaction, we acquired net assets of $5.9 million. This includes $6.0 million in purchased technology that includes in-process research and development, $170,000 of acquired workforce and $104,000 in net liabilities. We issued shares with a fair value of $24.4 million and incurred acquisition costs of $255,000. This resulted in $23.8 million of goodwill. We recorded a one-time charge of $2.4 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

Saraide Inc.    On March 10, 2000 we acquired 80% of the common stock of Saraide, a privately held company, for a purchase consideration of 9,233,672 shares, valued at $334.3 million, and acquisition expenses of $374,000. The acquisition was accounted for as a purchase. The purchase includes $97.0 million in purchased technology which includes in-process research and development, $16.0 million of contract list, $2.1 million of acquired workforce, $249.6 million of goodwill and $17.4 million in net liabilities. We recorded a one-time charge of $71.7 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

Net liabilities and losses applicable to the minority interest in Saraide exceed the minority interest equity capital in Saraide. The minority interest portion of the net liabilities and further losses are charged against us, the majority interest, since the minority interest is not obligated to fund these net liabilities and further losses. If Saraide has future earnings, we will recognize income to the extent of such losses previously absorbed.

Prio, Inc.    On February 15, 2000, we consummated the acquisition of Prio, a privately held company. The combination was accounted for as a pooling-of-interests. We issued 9,322,418 shares of our common stock in exchange for all the outstanding common and preferred stock of Prio.

Prio provided commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments and Internet commerce applications that deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. The consolidated financial statements and the accompanying notes reflect our financial position and the results of operations as if Prio was our wholly owned subsidiary since inception.

Zephyr Software Inc.    On December 29, 1999, we acquired all of the common stock of Zephyr, a privately held company, and its wholly owned subsidiary Zephyr Software (India) Private Limited for a purchase consideration of 651,392 shares of our common stock and acquisition expenses of $539,512. The acquisition was accounted for as a purchase. In this transaction, we assumed net liabilities of $20,690, issued shares with a fair value of $8.6 million and recorded $9.2 million of goodwill.

eComLive.com, Inc.    On December 16, 1999, we acquired all of the common stock of eComLive, a privately held company, for a purchase consideration of 1,372,712 shares and acquisition expenses of $582,246. The acquisition was accounted for as a purchase.

In this transaction, we acquired net assets of $5.4 million. This includes $5.3 million in purchased technology which includes in-process research and development, $140,000 of acquired workforce and $925 in net liabilities. We issued shares with a fair value of $32.0 million and incurred acquisition costs of $582,246. This acquisition resulted in our recording $27.1 million of goodwill. We recorded a one-time charge of $2.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

Free-Yellow.com, Inc.    On October 27, 1999, Go2Net acquired all of the stock of Free-Yellow, a privately held company for purchase consideration of 608,173 shares and approximately $1.0 million in cash. The total transaction was valued at approximately $20.0 million. The acquisition was accounted for as a purchase.

Union-Street.    On October 14, 1999 we acquired all of the common stock of Union-Street, a privately held company, for a purchase consideration of 1,746,588 shares and acquisition expenses of $395,656. The acquisition was accounted for as a purchase.

In this transaction, we acquired net assets of $5.4 million. This includes $5.3 million in purchased technology which includes in-process research and development, $160,000 of acquired workforce and $107,219 in net liabilities. We issued shares with a fair value of $20.5 million and recorded $15.5 million of goodwill. We recorded a one-time charge of $3.3 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

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

INEX developed and marketed Internet commerce applications that deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. The consolidated financial statements for the year ended December 31, 1999 and the accompanying notes reflect our financial position and the results of operations as if INEX were our wholly owned subsidiary since inception.

Dogpile, LLC.    On August 4, 1999, Go2Net acquired Dogpile, LLC in exchange for 1,241,524 shares of common stock and $15 million in cash. The total consideration was valued at approximately $52 million. The acquisition was accounted for as a purchase. The purchase agreement also provided for additional payments of up to $15 million over the eighteen months following the closing of the transaction contingent on future revenues of Dogpile. During the year ended December 31, 2000, 262,388 additional shares were issued with a total estimated value of $10.0 million, and a $5.0 million cash payment was paid out in 2001.

Authorize.Net Corp.    On July 1, 1999, Go2Net acquired Authorize.Net in exchange for 1,645,076 shares of common stock and $13.5 million in cash. The total consideration was valued at approximately $98.6 million. The purchase price also included the value of outstanding stock options that were converted to options to purchase 187,317 shares of common stock. The purchase agreement also provided for additional payments to Authorize.Net of up to $55 million over two years following the transaction close contingent on future revenues and operating income of Authorize.Net.

MyAgent™ Technology.    On June 30, 1999, we acquired the MyAgent technology and related assets from Active Voice Corporation for a cash payment of $18 million. In addition, we hired six employees who comprised the MyAgent development team at Active Voice. The acquisition was accounted for as a purchase. Other than the MyAgent technology modules, no other assets or liabilities were assumed as part of this acquisition.

The total purchase price of the acquisition of the MyAgent technology was $18.1 million including direct acquisition expenses of $83,054. In this transaction, we acquired net assets of $4.4 million. This includes $4.3 million in purchased technology, which includes in-process research and development, and $80,000 of acquired workforce. This acquisition resulted in our recording $13.7 million of goodwill.

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

USAOnline, Inc.    On April 28, 1999, Go2Net acquired Virtual Avenue and USAOnline in exchange for 546,000 shares of common stock valued at approximately $24.7 million.

Haggle Online.    On April 16, 1999, Go2Net acquired Haggle Online in exchange for 149,356 shares of common stock valued at approximately $6.8 million.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2001. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

The consolidated financial statements for 2000 give retroactive effect to the acquisitions of Go2Net, Inc., and Prio, Inc., which have been accounted for on a pooling-of-interests basis as described in Note 7 to our consolidated financial statements.

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands except per share data)
Revenues	$38,778	$50,486	$59,804	$65,462	$46,565	$50,942	$33,051	$31,363
Cost of Revenues	6,134	8,109	10,293	11,091	11,721	10,614	9,460	10,046

Gross Profit	32,644	42,377	49,511	54,371	34,844	40,328	23,591	21,317
Operating expenses:
Product development	6,951	9,507	10,155	14,011	11,787	10,569	9,051	7,934
Sales, general and administrative	25,871	30,827	34,819	39,564	36,127	31,651	27,694	22,861
Amortization and impairment of intangibles	28,010	40,636	47,434	64,208	63,897	59,107	157,140	64,299
Acquisition and related charges	86,397	202	7,609	29,790	889	111	(4,504)	—
Other charges	—	—	—	4,732	(50)	217	1,660	9,678
Restructuring charges	—	2,171	—	151	1,717	(62)	13,755	1,982

Total operating expenses	147,229	83,343	100,017	152,456	114,367	101,593	204,796	106,754

Loss from operations	(114,585)	(40,966)	(50,506)	(98,085)	(79,523)	(61,265)	(181,205)	(85,437)
Gain (loss) on investments	23,597	(8,447)	(6,677)	(9,061)	(47,599)	(14,099)	(26,753)	(19,707)
Other income, net	7,584	7,123	7,124	5,851	5,983	4,580	3,764	3,035
Minority interest	(9,842)	3,445	2,154	1,072	(17)	—	—	—
Income tax expense	(18)	(6)	(62)	(51)	(50)	(137)	(557)	80
Cumulative effect of change in accounting principle	(2,056)	—	—	—	(3,171)	—	—	—

Net loss	$(95,320)	$(38,851)	$(47,967)	$(100,274)	$(124,377)	$(70,921)	$(204,751)	$(102,029)

Basic and diluted net loss per share	$(0.33)	$(0.13)	$(0.16)	$(0.32)	$(0.38)	$(0.22)	$(0.64)	$(0.33)

Shares used in computing basic and diluted net loss per share	289,461	303,992	308,996	315,301	323,299	325,027	320,721	304,713

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues.	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	15.8	16.1	17.2	16.9	25.2	20.8	28.6	32.0

Gross Profit	84.2	83.9	82.8	83.1	74.8	79.2	71.4	68.0
Operating expenses:
Product Development	17.9	18.8	17.0	21.4	25.3	20.7	27.4	25.3
Sales, general and administrative	66.7	61.1	58.2	60.4	77.6	62.1	83.8	72.9
Amortization and impairment of intangibles	72.2	80.5	79.3	98.1	137.2	116.0	475.4	205.0
Acquisition and related charges	222.8	0.4	12.7	45.5	1.9	0.2	(13.6)	—
Other charges	—	—	—	7.2	(0.1)	0.4	5.0	30.9
Restructuring charges	—	4.3	—	0.2	3.7	(0.1)	41.6	6.3

Total operating expenses	379.7	165.1	167.2	232.9	245.6	199.4	619.6	340.4

Loss from operations	(295.5)	(81.1)	(84.5)	(149.8)	(170.8)	(120.3)	(548.3)	(272.4)
Gain (loss) on investments	60.9	(16.7)	(11.2)	(13.8)	(102.2)	(27.7)	(80.9)	(62.8)
Other income, net	19.6	14.1	11.9	8.9	12.8	9.0	11.4	9.7
Minority interest	(25.4)	6.8	3.6	1.6	0.0	—	—	—
Income tax expense	0.0	0.0	(0.1)	(0.1)	(0.1)	(0.3)	(1.7)	0.3
Cumulative effect of change in accounting principle	(5.3)	—	—	—	(6.8)	—	—	—
Net loss	(245.8)%	(77.0)%	(80.2)%	(153.2)%	(267.1)%	(139.2)%	619.5%	(325.3%)

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this standard are not expected to have a significant effect on our financial position or operating results.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on January 1, 2002. As we have previously disclosed, we expect to incur a non-cash charge estimated to range from $100 million to $200 million, which will be recorded in the first quarter of 2002 for the cumulative effect of adopting SFAS No. 142 Goodwill and Other Intangible Assets. We have retained an independent valuation firm to conduct the valuation analysis pursuant to SFAS 142 and we expect to receive the results of their analysis by the end of April 2002. There can be no assurance that the results of the analysis by this independent valuation firm will not result in a non-cash charge less than or in excess, perhaps substantially, of the amount previously estimated and disclosed by us.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for us for the fiscal year beginning January 1, 2001. SFAS No. 133 as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative and the hedged item will be recorded in other comprehensive income and will be recognized on the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

We have determined that certain warrants held to purchase stock in other companies are derivative instruments under SFAS No. 133. We recorded a cumulative effect of change in accounting principle in net income of $3.2 million on January 1, 2001 to record these warrants on the balance sheet at fair value. Except as it relates to these warrants, management does not expect the adoption of SFAS No. 133 to have a significant impact on our financial position, results of operations or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN No. 44 was effective July 1, 2000. This interpretation and continuing guidance under EITF 00-23 provides guidance on valuing vested and unvested stock options of the acquired company in conjunction with recording purchase transactions. This interpretation impacted our accounting for the acquisition of IQorder resulting in an increase to the purchase price of this acquisition in the amount of $11.1 million. This interpretation also impacted the purchase price for our acquisition of Locus Dialogue with an increase to the purchase price of $23.6 million.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. We adopted SAB No. 101 on January 1, 2000. Prior to January 1, 2000 and implementation of the SAB, we recorded gross revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-line basis, in accordance with SAB No. 101, we would have deferred revenue of $2.1 million as of January 1, 2000, originally recorded in prior years. In accordance with SAB No. 101, we recorded a cumulative effect of change in accounting principle of $2.1 million. We recognized $2.0 million in revenue in the year ended December 31, 2000 related to this deferred revenue. The remaining balance was recognized in 2001.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk.     We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2001, our short-term investment balance was $80.3 million.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2002 through 2003 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts by expected maturity in U.S. dollars as of December 31, 2001 are as follows (in thousands, except percentages):

	2002	2003	Total	Fair Value
Corporate notes and bonds	$40,406	$59,453	$99,859	$102,231
Weighted average interest rate	4.36%	3.34%	3.75%
U.S. Government securities	24,000	33,600	57,600	58,279
Weighted average interest rate	4.37%	3.34%	3.77%
Commercial Paper	31,141	—	31,141	31,105
Weighted average interest rate	1.98%	—	1.54%
Taxable municipal bonds	48,250	—	48,250	48,250
Weighted average interest rate	2.16%	—	2.16%
Certificate of Deposit	10,500	—	10,500	10,500
Weighted average interest rate	4.12%	—	4.12%
Adjustable Rate Mortgage	4,000	—	4,000	4,000
Weighted average interest rate	2.15%	—	2.15%	—

Cash equivalents and marketable fixed-income securities	$158,297	$93,053	$251,350	$254,365

Principal amounts by expected maturity in U.S. dollars as of December 31, 2000 are as follows (in thousands, except percentages):

	2001	2002	2003	Total	Fair Value
Corporate notes and bonds	$104,492	$19,276	$2,500	$126,268	$126,438
Weighted average interest rate	6.24%	6.65%	6.99%	6.32%
U.S. Government securities	29,000	10,500	—	39,500	39,609
Weighted average interest rate	5.87%	6.09%	—	5.93%
Commercial Paper	107,520	—	—	107,520	106,924
Weighted average interest rate	6.58%	—	—	6.58%
Taxable municipal bonds	80,800	—	—	80,800	80,800
Weighted average interest rate	6.83%	—	—	6.83%
Certificate of Deposit	1,750	—	—	1,750	1,750
Weighted average interest rate	6.81%	—	—	6.81%
Adjustable Rate Mortgage	—	—		—
Weighted average interest rate	—	—	—	—	—

Cash equivalents and marketable fixed-income securities	$323,562	$29,776	$2,500	$355,838	$355,521

Equity Investment Risk.     We have invested in equity instruments of public and privately held technology companies for business and strategic purposes. These investments are recorded as long-term assets. For the privately held investments, our policy is to regularly review the valuation of the company and assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. If the carrying value of the privately held investment has decreased, an other-than-temporary decline in market value is deemed to have occurred and an impairment on the investment is recorded in the statement of operations. For our publicly held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value for our publicly held investments are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred or if an other-than-temporary decline in market value has occurred and an impairment on the investment is recorded. During 2000 and the first quarter of 2001, a portion of our public and private investments were held in the InfoSpace Venture Fund. Changes in fair market value for investments held by the Venture Fund, prior to dissolution as of March 31, 2001, were recorded through the statement of operations and had material effects on net income in 2000 and 2001. The closure of the Venture Fund in the first quarter of 2001 affected the accounting for these investments as they reverted back to InfoSpace and the accounting for gains and losses are as noted above. As of January 1, 2001, changes in the market value of warrants that qualify as derivatives are recorded through the Statement of Operations. The Company recorded a charge of $3.2 million as of January 1, 2001 to adopt SFAS No. 133, which requires that these warrants be presented at fair value, and recorded additional charges of $5.4 million during 2001 for further declines in the fair value of warrants held.

As of December 31, 2001, the fair value of our publicly held and privately held investments was $8.7 million and $38.4 million, respectively. As of December 31, 2000, the fair value of our publicly held and privately held investments was $24.0 million and $97.6 million, respectively. Included in the December 31, 2001 investment balance is $7.8 million of warrant investments. Included in the December 31, 2000 investment balance is $18.5 million of warrant investments. All of these investments are in companies involved in Internet-related businesses and their fair values are subject to significant fluctuations due to changes in general economic conditions. The fair values of our publicly held investments are also subject to fluctuations in the stock market. Based on the fair value of the publicly traded securities that we held at December 31, 2001, an assumed 15%, 25% or 50% adverse change to market prices would result in corresponding declines in total fair value of approximately $1.3 million, $2.2 million or $4.4 million, respectively.

Foreign Currency Risk:     We have offices in Canada, the United Kingdom, The Netherlands, Australia and Brazil. Historically, the foreign currency exchange rate exposure has had a minimal impact on our financial results. We do not expect this exposure to be material in the future.

ITEM 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of InfoSpace, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001 and adopted SAB No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000.

/S/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Seattle, Washington
March 15, 2002

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$118,561	$153,913
Short-term investments, available-for-sale	80,319	216,235
Accounts receivable, net of allowance of $3,840 and $4,898	16,305	33,881
Notes and other receivables, net of allowance of $9,350 and $3,624	27,197	22,321
Prepaid expenses and other assets	8,239	14,491

Total current assets	250,621	440,841
Long-term investments, available-for-sale	94,891	32,451
Property and equipment, net	39,443	51,137
Other long-term assets	1,403	5,075
Other investments	47,087	121,574
Intangible assets, net	403,560	621,032

Total assets	$837,005	$1,272,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,139	$4,537
Accrued expenses and other current liabilities	25,791	37,999
Deferred revenues	15,794	31,430

Total current liabilities	50,724	73,966
Long-term deferred revenue	3,693	7,973
Minority interest	—	21,599

Total liabilities	54,417	103,538
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 2 and 1 share	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 307,789,299 and 316,669,408 shares	31	32
Additional paid-in capital	1,702,522	1,596,213
Accumulated deficit	(910,725)	(408,646)
Deferred expense—warrants	(680)	(1,495)
Unearned compensation	(7,881)	(1,500)
Accumulated other comprehensive income (loss)	(679)	(16,032)

Total stockholders’ equity	782,588	1,168,572

Total liabilities and stockholders’ equity	$837,005	$1,272,110

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues (including related party revenues of $31,372, $32,095, and $2,921)	$161,921	$214,530	$71,980
Cost of revenues	41,841	35,627	13,472

Gross profit	120,080	178,903	58,508
Operating expenses:
Product development	39,341	40,624	15,580
Sales, general and administrative	118,333	131,081	77,777
Amortization of intangibles	236,714	171,336	42,761
Impairment of intangibles	107,729	8,952	—
Acquisition and related charges	(3,504)	123,998	13,574
Other charges	11,505	4,732	11,360
Restructuring charges	17,392	2,322	—

Total operating expenses	527,510	483,045	161,052

Loss from operations	(407,430)	(304,142)	(102,544)
Loss on investments, net	(108,158)	(588)	—
Other income, net	17,361	27,682	22,342

Loss from operations before income tax expense, minority interest, cumulative effect of a change in accounting principle and preferred stock dividend	(498,227)	(277,048)	(80,202)
Minority interest	(17)	(3,171)	—
Income tax expense	(664)	(137)	—

Loss from operations before cumulative effect of change in accounting principle and preferred stock dividend	(498,908)	(280,356)	(80,202)
Cumulative effect of changes in accounting principle	(3,171)	(2,056)	—

Net loss	(502,079)	(282,412)	(80,202)
Preferred stock dividend	—	—	(159,931)

Net loss applicable to common stockholders	$(502,079)	$(282,412)	$(240,133)

Basic and diluted net loss per share
Loss per share before accounting changes	$(1.57)	$(0.92)	$(0.93)
Accounting changes	(0.01)	(0.01)	—

Loss per share	$(1.58)	$(0.93)	$(0.93)

Shares used in computing basic and diluted net loss per share	318,395	304,480	257,752

Other comprehensive loss:
Net loss applicable to common stockholders	$(502,079)	$(282,412)	$(240,133)
Foreign currency translation adjustment	(2,116)	(316)	36
Unrealized gain (loss) on equity investments	17,469	(95,279)	79,570

Comprehensive loss	$(486,726)	$(378,007)	$(160,527)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	Common Stock		Paid-In Capital	Accumulated deficit	Deferred Expense-warrants	Unearned compensation	Accumulated other comprehensive income	Total

	Shares	Amount
Balance, January 1, 1999	224,911	$23	$180,181	$(46,032)	$(3,127)	$(669)	$(43)	$130,333
Common stock issued	18,427	2	185,103	—	—	—	—	185,105
Common stock issued for acquisitions	8,373	1	253,137	—	—	—	—	253,138
Common stock issued for stock options	14,041	1	16,946	—	—	—	—	16,947
Common stock issued for warrants, exchange and preferred shares	17,418	1	297,669	—	—	—	—	297,670
Common stock for conversion of special shares and debentures	85	—	170	—	—	—	—	170
Common stock issued for employee stock purchase plan	156	—	394	—	—	—	—	394
Unearned compensation—stock options	—	—	3,881	—	—	(3,881)	—	—
Compensation expense	—	—	—	—	—	2,865	—	2,865
Cancelled options for deferred services	—	—	(167)	—	—	167	—	—
Non-qualified stock option tax benefit	—	—	4,526	—	—	—	—	4,526
Deferred expense—warrants	—	—	17,652	—	(17,652)	—	—	—
Warrant expense	—	—	—	—	18,468	—	—	18,468
Unrealized gain on equity investments	—	—	—	—	—	—	79,570	79,570
Foreign currency translation adjustment	—	—	—	—	—	—	36	36
Net loss	—	—	—	(80,202)	—	—	—	(80,202)

Balance, December 31, 1999	283,411	28	959,492	(126,234)	(2,311)	(1,518)	79,563	909,020
Common stock issued	20	—	9,912	—	—	—	—	9,912
Common stock issued for acquisitions	14,851	2	573,017	—	—	—	—	573,019
Common stock issued for stock options	14,057	1	27,769	—	—	—	—	27,770
Common stock issued for warrants, exchange and preferred shares	4,266	1	9,840	—	—	—	—	9,841
Common stock issued for employee stock purchase plan	64	—	1,512	—	—	—	—	1,512
Unearned compensation—stock options	—	—	1,695	—	—	(1,695)	—	—
Compensation expense	—	—	—	—	—	1,713	—	1,713
Non-qualified stock option tax benefit	—	—	10,089	—	—	—	—	10,089
Deferred expense—warrants	—	—	2,887	—	(2,887)	—	—	—
Warrant expense	—	—	—	—	3,703	—	—	3,703
Unrealized loss on equity investments	—	—	—	—	—	—	(95,279)	(95,279)
Foreign currency translation adjustment	—	—	—	—	—	—	(316)	(316)
Net loss	—	—	—	(282,412)	—	—	—	(282,412)

Balance, December 31, 2000	316,669	32	1,596,213	(408,646)	(1,495)	(1,500)	(16,032)	1,168,572
Common stock issued for acquisitions	3,740	—	110,121	—	—	—	—	110,121
Common stock issued for stock options and/or restricted stock	8,816	1	8,036	—	—	—	—	8,037
Common stock issued for employee stock purchase plan	500	—	1,563	—	—	—	—	1,563
Common stock repurchased and/or retired	(21,936)	(2)	(23,194)	—	—	—	—	(23,196)
Unearned compensation—stock options/restricted stock	—	—	9,783	—	—	(9,783)	—	—
Compensation expense	—	—	—	—	—	3,402	—	3,402
Warrant expense	—	—	—	—	815	—	—	815
Unrealized gain on equity investments	—	—	—	—	—	—	17,469	17,469
Foreign currency translation adjustment	—	—	—	—	—	—	(2,116)	(2,116)
Net loss	—	—	—	(502,079)	—	—	—	(502,079)

Balance, December 31, 2001	307,789	$31	$1,702,522	$(910,725)	$(680)	$(7,881)	$(679)	$782,588

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2001	2000	1999
OPERATING ACTIVITIES:
Net loss	$(502,079)	$(282,412)	$(240,133)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	256,067	183,526	47,707
Impairment of intangibles	107,729	8,952	—
Warrant and stock-related revenue	(14,024)	(22,075)	(3,168)
Preferred stock dividend	—	—	159,931
Warrants expense	815	3,703	18,468
Stock-based compensation expense	3,402	1,713	2,865
Minority interest in venture fund	(17)	3,171	—
Loss on disposal of fixed assets	323	324	13
Noncash services exchanged	—	—	1,414
Noncash loss on investments	108,157	858	26
Bad debt expense	4,395	7,376	1,326
Tax benefit from stock options	—	—	4,525
Non-cash restructuring	12,283
Write-off of in-process research and development	600	80,100	9,200
Noncash other charges	9,352	—	—
Business acquisition costs	—	43,898	4,374
Cumulative effect of change in accounting principle	3,171	2,056	—
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combinations:
Accounts receivable	12,887	(28,762)	(12,053)
Other receivable	(16,947)	7,832	(14,626)
Prepaid expenses and other current assets	4,161	261	(9,267)
Other long-term assets	2,394	(782)	(91)
Accounts payable	3,713	2,495	860
Accrued expenses and other liabilities	(19,929)	(14,572)	10,135
Deferred revenue	(17,426)	19,116	6,683

Net cash provided (used) by operating activities	(40,973)	16,778	(11,811)
INVESTING ACTIVITIES:
Business and asset acquisitions, net of cash acquired	(16,586)	(45,680)	(52,577)
Minority interest contribution (purchase) in venture fund	(16,365)	16,365	—
Asset sale	2,707	—	—
Purchase of intangible asset	—	—	(110)
Notes receivable	100	(20,850)	—
Purchase of other investments	(10,971)	(41,270)	(13,202)
Purchase of property and equipment	(12,007)	(44,370)	(9,079)
Short and long-term investments	75,005	130,244	(348,299)

Net cash provided (used) by investing activities	21,883	(5,561)	(423,267)
FINANCING ACTIVITIES:
Proceeds from stock options and warrants	8,036	37,471	22,284
Proceeds from issuance of ESPP shares	1,563	1,512	394
Proceeds (payments) from issuance of common stock, net	—	(24)	476,042
Payment for repurchase of common stock	(22,786)	—	—
Payments on debt assumed from acquisitions	(3,075)	(613)	(460)

Net cash provided (used) by financing activities	(16,262)	38,346	498,260

Net increase (decrease) in cash and cash equivalents	(35,352)	49,563	63,182
Cash and cash equivalents, beginning of period	153,913	104,350	41,168

Cash and cash equivalents, end of period	$118,561	$153,913	$104,350

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Acquisitions from purchase transactions:
Stock issued	$92,473	$572,938	$253,137
Net assets acquired	(2,731)	(21,877)	(150)
Property and equipment acquired under equipment financing and capital lease obligations	—	—	308
Common stock received for employee note receivable	410	—	—
Issuance of warrants and options for deferred services and abandoned financing	—	—	2,665
Compensation expense for Prio warrants	—	2,888	17,652
Stock issued in exchange transaction	—	—	169
Stock issued for retirement of debentures	—	—	170
Preferred stock dividend	—	—	159,931
Interest paid	—	—	132
See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000 and 1999

Note 1:  Summary of Significant Accounting Policies

Description of business:    InfoSpace, Inc. (the Company or InfoSpace) is a provider of wireless and Internet software and application services. The Company delivers a wireless and Internet platform of software and application services that enable companies to offer network-based services under their own brands. The Company provides its services across multiple platforms simultaneously. The Company develops and delivers its products and application services to a broad range of customers that span each of its business areas of wireline and broadband, merchant and wireless.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation:    The InfoSpace Venture Fund 2000, LLC (the Venture Fund) was in existence from January 1, 2000 through March 31, 2001. The Venture Fund’s financial statements are consolidated in the Company’s financial statements, as the Company held the majority interest in the Venture Fund. In accordance with accounting for investment companies, the Venture Fund accounted for its investments at fair value, which is carried forward in consolidation pursuant to Emerging Issues Task Force (EITF) Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Business combinations:    Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition. The valuation of the shares issued is based on a seven-day stock price average using the measurement date and three days prior to and after this date. If the company issued a public announcement of the acquisition, the measurement date is the date of such announcement. If the purchase consideration is based on a formula, the measurement date is based on the requirements in EITF Issue No. 99-12. If no public announcement was made and a formula is not used in determining the purchase consideration, then the measurement date is the date of purchase.

Prior to June 30, 2001, business combinations accounted for under the pooling-of-interests method of accounting include the financial position and results of operations as if the acquired company had been a wholly owned subsidiary since inception. In such cases, the assets, liabilities and stockholders’ equity of the acquired entity was combined with the Company’s respective amounts at their recorded values. The equity of the acquired entity is reflected on an as-if-converted basis to InfoSpace equity at the time of issuance. Prior period financial statements have been recast to give effect to the pooling-of-interests mergers with Go2Net, Prio and INEX. Certain reclassifications have been made to the financial statements of the pooled entities to conform to the Company’s presentation.

Cash and cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market. Included in cash and cash equivalents at December 31, 2001 is $1.8 million of cash restricted for use in clearing merchant transactions.

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. All debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered short-term investments. Investments maturing after twelve months from the balance sheet date are considered long-term. The Company accounts for investments in accordance with Statement of Financial

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2001 the Company’s short-term and long-term investments are classified as available-for-sale and are reported at their fair market value. During 2000, all held-to-maturity investments were reclassified to available-for-sale based on the Company’s re-evaluation of its investment strategy.

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Internally developed software	5 years
Office equipment	5 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

Intangible assets:    Through December 31, 2001, goodwill, purchased technology and other intangibles are amortized on a straight-line basis over their estimated useful lives. Goodwill and purchased technology are generally amortized over three to five years. Other intangibles, primarily consisting of purchased trademarks and domain name licenses are amortized over an estimated useful life of three years.

Other investments:    The Company has invested in equity investments of public and privately held companies for business and strategic purposes. These investments are included in long-term assets. Investments in companies whose securities are not publicly traded are recorded at cost. Investments in companies whose securities are publicly traded, are recorded at fair value, with unrealized gains or losses recorded in accumulated other comprehensive income in the Company’s stockholders’ equity. As of January 1, 2001, warrants held by the Company to purchase equity securities are included in other investments at their fair value with changes in fair value recorded as gains or losses on investments in the Statement of Operations.

Realized gains or losses are recorded based on the identified specific cost of the investment sold. Investments held by the Venture Fund were recorded at their fair value prior to the Venture Fund’s dissolution on March 31, 2001. Realized and unrealized gains or losses on the investments held by the Venture Fund were recorded as gains or losses on investments in the statement of operations.

The Company periodically evaluates whether the decline in fair value of other investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments with publicly quoted market prices, the Company compares the market price to the Company’s accounting basis and, if the quoted market price is less than the Company’s accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other-than-temporary, such as the financial condition, results of operations and operating trends for the company. The Company also reviews publicly available information regarding the investee companies, including reports from investment analysts. The Company also evaluates whether: 1) the Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors and also considers the implied value

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the Company’s private investees the annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

Valuation of long-lived assets:    Management periodically evaluates long-lived assets, consisting primarily of purchased technology, goodwill, property and equipment, to determine whether there has been any impairment of the value of these assets and the appropriateness of their estimated remaining life. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. Impairment losses on intangible assets of $107.7 million and $9.0 million were recognized in the years ended December 31, 2001 and 2000, respectively. No impairment loss was recognized in the year ended December 31, 1999.

Unearned compensation:    In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, unearned compensation includes the unamortized intrinsic value of options assumed in acquisitions since July 1, 2000. In addition, unearned compensation includes the unamortized compensation expense from the Company’s restricted stock grant in December 2001 (Note 6). The amortization of unearned compensation is charged to operations and is amortized over the vesting period of the options or stock under the accelerated amortization method in FIN 28. The Company recorded $3.4 million, $1.7 million and $2.9 million in compensation expense related to stock options and restricted stock grants for the years ended December 31, 2001, 2000 and 1999, respectively.

Deferred expense-warrants:    Deferred expense-warrants represents the fair value of the warrants that were issued to America Online, Inc. (AOL) (Note 6) and is expensed ratably over the four year vesting period. The amortization of deferred warrant expense is charged to sales, general and administrative expense.

Revenue recognition:    The Company’s revenues are derived from its products and application services, which are delivered to users and subscribers on wireline, wireless and broadband platforms, and to merchants via merchant aggregators including merchant banks. The Company derives revenue from its three business areas of wireline and broadband, merchant and wireless. Multi-element revenue agreements are recognized based on the evidence of fair value of individual components or as one element if no evidence exists. The Company records deferred revenue for amounts received from customers in advance of the performance of services.

Subscription fees:    Merchant agreements generate subscription fees on a per month basis. Subscription fees are recognized in the period the services are provided.

Payment transaction fees:    Transaction fees are generated as a percentage of the completed transaction from the Company’s shopping and payment authorization services. Transaction fees are recognized in the period the transaction occurs.

Licensing fees:    Licensing fees are generated from the access and utilization of the Company’s products and application services. Because the Company’s customers do not have the contractual right to take possession of the Company’s software, these contracts are considered service agreements pursuant to EITF Issue No. 00-3. License fee revenue is recognized ratably over the term of the agreement.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Development and integration fees:    Development fees are charged for the development of private-labeled solutions for customers. Integration fees are charged for the integration of the Company’s products and application services into these private-labeled solutions. Although these fees are generally paid to the Company at the commencement of the agreement, they are recognized ratably over the term of the agreement.

Advertising:    Revenues from contracts based on the number of impressions displayed or click throughs provided are recognized as services are rendered. In some cases, the Company shares revenues that it earns from banner advertising with content providers and customers with co-branded Web pages. Some of the Company’s arrangements provide for an equal sharing of revenue from advertising sold by customers with co-branded Web pages after deducting selling costs. In cases where the customer is responsible for the sale of advertising under a revenue sharing arrangement and the Company receives only a net amount from the customer, the Company records the net amount received as revenue. In cases where the Company acts as a principal and is responsible for the sale of advertising, it records the gross amount earned as revenue.

Also included in revenues are revenues generated from non-cash transactions. Revenue is recognized when the Company completes all of its obligations under the agreement. In accordance with EITF 99-17 for barter agreements, which generally relate to the exchange of advertising, the Company records a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. Barter revenue is recorded based on comparable cash transactions. The Company recognized $14.0 million, $9.8 million and $948,000 as revenue from barter agreements for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company also recognizes revenue associated with providing services in exchange for warrants. For warrants that vest based on the Company’s future performance, the amount recorded in revenue is based on the fair value of the warrant. For warrants that are fully vested upon execution of a contract, the fair value of the warrant is determined on the date of the contract execution and the revenue is recognized on a straight-line basis over the life of the contract. The Company measures the fair value of the equity instruments using the stock price and other measurement assumptions including a review of current financial information and recent rounds of financing, on the earlier of (i) the date the terms of the warrant compensation arrangement and a commitment for performance is reached or (ii) the date at which the Company’s performance to earn the warrants is complete (vesting date). The Company’s agreements rarely include performance commitments pursuant to which performance is assured because of sufficiently large disincentives for non-performance. Accordingly, most of the Company’s arrangements are valued on the vesting date. At December 31, 2001, deferred revenue included $2.6 million from the unamortized portion of fully vested warrants.

Cost of revenues:    Cost of revenues consists of expenses associated with the delivery, maintenance and support of the Company’s products and application services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees.

Product development expenses:    Product development expenses consist principally of personnel costs for research, design, maintenance and on-going enhancements of the Company’s patented and patent pending technology.

Sales, general and administrative expenses:    Sales, general and administrative expenses (SGA) consist primarily of salaries and related benefits for sales, general and administrative personnel, advertising and promotion expenses, carriage fees, professional service fees, occupancy and general office expenses and travel expenses for sales and management personnel.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Advertising costs:    Costs for print advertising are recorded as expense when the advertisement appears. Advertising costs related to electronic impressions are recorded as expense as impressions are provided. Cash advertising expense totaled approximately $645,000, $5.8 million and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company recorded approximately $13.2 million, $8.7 million, and $878,000 in non-cash advertising expense relating to barter arrangements for the years ended December 31, 2001, 2000 and 1999, respectively.

Acquisition and other related charges:    Acquisition and other related charges consist of in-process research and development for acquisitions accounted for under the purchase method and one-time charges related directly to the acquisitions, such as investment banking, legal and accounting fees for acquisitions accounted for under the pooling method prior to July 1, 2001.

Other charges:    Other charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other charges for the year ended December 31, 2001 of $11.6 million, includes an allowance for notes receivable and employee loans in the amount of $10.6 million, settlement charges on seven litigation matters of $2.4 million, and $848,000 for prepaid licensing fees for software no longer being utilized. These amounts are partially offset by a reduction of $2.4 million to the estimated liability for past overtime worked (Note 8). Other charges for the year ended December 31, 2000 includes settlement charges on two litigation matters of $1.7 million (Note 8) and $3.0 million for an estimated liability for past overtime worked (Note 8). Other charges for the year ended December 31, 1999 consist of charges associated with litigation settlements.

Restructuring charges:    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the closures of certain Company facilities (Note 10).

Loss on Investments:    Loss on investments consists of recognized gains and losses on investment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, recognized gains and losses on investments marked to fair value in the Venture Fund, which was active from January 1, 2000 through March 31, 2001, realized gains and losses on investments and impairment on investments.

Minority interest:    The minority interest reflected on the balance sheet and the statement of operations consists of the employee-owned portion of the Venture Fund (Note 4).

Cumulative effects of change in accounting principles:    On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, the Company recorded a charge of $3.2 million to record warrants held to purchase stock in other companies at their fair value as of January 1, 2001. This amount was recorded as a cumulative effect of change in accounting principle. As of December 31, 2000, warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost. If SFAS No. 133 had not been adopted on January 1, 2001, the Company’s 2001 net loss would not have been materially different from the reported 2001 net loss.

On January 1, 2000, the Company adopted SAB No. 101, Revenue Recognition in Financial Statements. Prior to January 1, 2000, the Company recorded revenues from customers for development fees, implementation

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB No. 101, the Company would have deferred revenue of $2.1 million as of January 1, 2000 originally recorded in prior years. In accordance with SAB No. 101, the Company recorded a cumulative effect of change in accounting principle of $2.1 million. The Company recognized $100,000 and $2.0 million in revenue in the year ended December 31, 2001 and the year ended December 31, 2000, respectively, related to this deferred revenue.

Pro forma amounts assuming SAB No. 101 is applied retroactively (amounts in thousands, except per share data):

	Year ended December 31,
	2000	1999
Net loss applicable to common stockholders	($280,356)	($242,187)
Net loss per share	($0.92)	($0.94)

Net loss per share:    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive shares are excluded from the computation if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented, as discussed in Note 6, were included in the computation of diluted loss per share as they were antidilutive. Options, restricted stock and warrants to purchase a total of 83,216,998, 86,288,915 and 71,497,417 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Concentration of credit risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and trade receivables. These instruments are generally unsecured and uninsured. The Company places its cash equivalents and investments with major financial institutions. The Company operates in one business segment and sells consumer and commerce services to various companies across several industries. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. For the years ended December 31, 2001 and 2000, no one customer accounted for more than 10% of revenues. For the year ended December 31, 1999, one customer accounted for approximately 11% of revenues. At December 31, 2001, one customer accounted for 18% of accounts receivable and another customer accounted for approximately 12% of accounts receivable. At December 31, 2000, one customer accounted for approximately 18% of accounts receivable and another customer accounted for approximately 15% of accounts receivable. Both of these balances were collected subsequent to December 31, 2000. At December 31, 1999, no one customer accounted for more than 10% of accounts receivable.

Fair value of financial instruments:    Financial instruments consist primarily of cash and cash equivalents, investments, trade and notes receivables, prepaid expenses and other assets, accounts payable, accrued expenses

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

and other current liabilities, deferred revenues and warrants in other entities. The carrying amount of financial instruments not recorded at fair value on the consolidated balance sheets approximates the fair value of such instruments due to their short maturities.

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

Reclassification:    Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

Stock splits:    A two-for-one stock split of the Company’s common stock was effected in May 1999. A second two-for-one stock split of the Company’s common stock was effected in January 2000. A third two-for-one stock split of the Company’s common stock was effected in April 2000. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for these stock splits.

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

Recent accounting pronouncements:    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this standard are not expected to have a significant effect on the Company’s financial position or operating results.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company has not yet completed its evaluation of the effect of adopting SFAS No. 142; however the Company expects that amortization of intangibles will be significantly reduced, and that a significant non-cash charge will be recorded as a cumulative effect of a change in accounting principle, upon the adoption of these accounting standards commencing January 1, 2002.

Note 2:  Balance Sheet Components

Short-term and long-term investments classified as available-for-sale at December 31, 2001 and 2000 consist of the following, stated at fair market value (in thousands):

	December 31,
	2001	2000
Corporate notes and bonds	$102,231	$120,372
U.S. Government securities	58,279	39,609
Commercial paper	—	6,155
Taxable municipal bonds	4,200	80,800
Certificate of deposit	10,500	1,750

	$175,210	$248,686

Maturity information is as follows for investments classified as available-for-sale at December 31, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$79,505	$823	$(9)	$80,319
1 year through 5 years	93,922	1,019	(50)	94,891

	$173,427	$1,842	$(59)	$175,210

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

At December 31, 2000, gross unrealized gains were $319,000 and gross unrealized losses were $62,000.

	December 31,
	2001	2000
Property and equipment:
Computer equipment and data center	$38,003	$32,421
Purchased software	11,813	10,678
Internally developed software	3,381	757
Office equipment	2,157	989
Office furniture	4,356	4,669
Leasehold improvements and other	11,635	15,610

	71,345	65,124
Accumulated depreciation	(32,461)	(17,386)

	38,884	47,738
Fixed assets in progress	559	3,399

	$39,443	$51,137

Intangible assets:
Goodwill	$724,688	$712,117
Core technology	61,074	69,756
Customer value/list	16,700	33,758
Trade names	600	15,395
Assembled workforce	1,887	3,517
Other	6,667	867

	811,616	835,410
Accumulated amortization	(408,056)	(214,378)

	$403,560	$621,032

Accrued expenses and other current liabilities:
Salaries and related expenses	$4,820	$9,374
Accrued legal and other consulting expenses	3,272	2,524
Accrued revenue share	2,331	1,673
Accrued acquisition costs	1,680	15,284
Accrued settlement costs	244	1,975
Accrued merchant trust funds	1,665	819
Accrued facility obligations and sublessee deposits	7,028	360
Accrued taxes	1,090	1,212
Other	3,661	4,778

	$25,791	$37,999

Note 3:  Notes Receivable

From December 21, 1999 to February 29, 2000, the Company loaned Bernee D.L. Strom, a former officer of the Company, $10.0 million under a full recourse note. The promissory note was due on December 16, 2001 and is now in default. Interest was accrued at the prime rate through the date the note was due. The note is secured by

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

a pledge of 184,376 of the officer’s shares of the Company’s common stock. The pledged shares were valued at $378,000 at December 31, 2001. The note has full recourse against Ms. Strom’s personal assets. The Company has taken legal action to collect on the outstanding amounts due. A valuation allowance of $8.5 million was recorded on December 31, 2001, which represents the outstanding note and interest due less the value of the secured shares and other known assets of Ms. Strom. At December 31, 2001 and 2000, accrued interest on this note was $1.6 million and $889,000 respectively.

On December 22, 2000, the Company loaned Rick Thompson, a former officer of the Company, $1.4 million. The loan is not secured. The Company has taken legal action to ensure the full repayment of this loan. No valuation allowance has been recorded at December 31, 2001, as the amount is considered fully collectible. This note balance is outstanding at December 31, 2001.

In October 2000, the Company loaned one of the Company’s executive officers $4.0 million. The promissory note matured on December 31, 2001. The note was secured by a pledge of 200,000 shares of the Company’s common stock, valued at $410,000 on the date of maturity. The terms of the note provided, however, that if this officer remained employed by the Company through December 31, 2001, then the Company would require only the collateral securing the note for repayment. In the event that the collateral was insufficient to repay the note and accrued interest at maturity, and the officer had remained employed by the Company through the maturity date, then the Company would forgive the difference between the fair market value of the collateral and the principal plus accrued interest and make a cash distribution to the officer sufficient to cover his resulting tax liability from the forgiveness of the debt. Since this officer remained employed by the Company through the maturity date, the Company has written off the entire amount of the note, plus accrued interest, less the value of the collateral, and has accrued the related tax liability. The Company recorded a charge of $1.5 million in 2001 and a charge of $3.1 million in 2000. The charges were recorded in SGA expense on the Statement of Operations. No balance is outstanding at December 31, 2001.

Note 4:  Loss on Investments

The Company has invested in equity instruments of public and privately held technology companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. These investments are recorded as long-term assets. As of December 31, 2001, the Company’s publicly held and privately held investments were $8.7 million and $38.4 million, respectively. As of December 31, 2000, the Company’s and the Venture Fund’s publicly held and privately held investments were $24.0 million and $97.6 million, respectively.

The Company also holds warrants in public and privately held technology companies for business and strategic purposes. Some of these warrant agreements were issued in conjunction with equity investments. Additionally, some were issued in conjunction with a business agreement and contain certain provisions that require the Company to meet specific performance criteria under the agreement in order for the warrants to vest. When the Company meets its performance obligations it records revenue equal to the fair value of the warrants. The fair value of each warrant is calculated using the Black Scholes options pricing model using a risk free interest rate applicable to the date of the warrant valuation, a zero percent dividend yield, the volatility in stock price of the company issuing the warrant, if available, or a peer group volatility if not available, and the life of the warrant. The Company recorded revenue in the amount of $14.0 million in 2001 for vesting in warrants and stock, including $6.8 million from the amortization of previously unearned deferred warrant revenue. The Company recorded $22.1 million and $3.2 million for vesting in performance warrants and stock for the years ended December 31, 2000 and 1999, respectively. At December 31, 2001, the Company held warrants

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

exercisable for approximately 5.8 million shares in nine companies, five of which were public companies and the remainder were privately held entities. As of December 31, 2001 and 2000, total warrant investments were $7.8 million and $18.5 million, respectively.

From January 1, 2000 to March 31, 2001, the Company held a majority ownership in the Venture Fund. In accordance with investment company accounting, all investments held in the Venture Fund were recorded at their fair market value and unrealized gains and losses on the investments were recorded as gains or losses in the statement of operations of the Venture Fund. Since the Company was the majority owner of the Venture Fund, the Venture Fund’s financial statements were consolidated with InfoSpace’s financial statements. The Company has recorded minority interest on the Balance Sheet and Statement of Operations for the employee-owned portion of the fund during the period the Venture Fund was active.

On January 26, 2001 the Company’s Board of Directors approved the liquidation of the Venture Fund. In the quarter ended March 31, 2001, the Company disbursed $16.4 million to the accredited investors for their original investment amount, representing 100% of the accredited investor ownership. The Board of Directors also approved the acceleration of the vesting of the Company’s contribution on behalf of its employees. The contribution was paid out in conjunction with the dissolution of the Venture Fund, resulting in compensation expense of $1.0 million in 2001.

The Company recorded impairment charges totaling of $100.9 million and $20.4 million for the years ended December 31, 2001 and December 31, 2000, respectively, related to certain of its public and private investments for which declines in fair value below the Company’s accounting basis was determined to be other-than-temporary. The impairment charges are reflected in loss on investments in the Statement of Operations.

Loss on investments, net is comprised of the following for the years ended December 31, 2001 and 2000:

	2001	2000
	(in thousands)
Gain on Venture Fund investments	$880	$14,830
Gain (loss) on sale of investments	(2,688)	4,940
Other-than-temporary investment impairments	(100,918)	(20,358)
Decrease in fair value of warrants	(5,432)	—

	$(108,158)	$(588)

Note 5:  Intangible Impairment

In accordance with SFAS No. 121, the Company evaluated its long-lived assets and recorded an impairment loss on intangible assets of $107.7 million during the year ended December 31, 2001. This amount is comprised of $2.8 million of charges related to assembled workforce intangibles, $40.7 million of charges related to abandoned technology and related goodwill amounts, and $64.2 million related to writedowns of the core technology and associated goodwill from the sale, in July 2001, of certain assets previously acquired in the January 2001 acquisition of Locus Dialogue, Inc. (Note 7).

The assembled workforce intangible impairment charges of $2.8 million recorded during the year ended December 31, 2001 are associated with several previous acquisitions for which the Company determined, based on substantial declines in the acquired workforce, that the fair values assigned to these assets were less than the recorded amounts. As such, the Company determined the fair value of the remaining workforce intangible using

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

the same assumptions used to estimate the fair value at the respective acquisition dates, and recorded a charge to reduce the related assembled workforce intangible assets to their estimated fair values as of December 31, 2001.

Also during the year ended December 31, 2001, the Company determined that it would not pursue development of technologies acquired in certain previous acquisitions due to changes in market factors and the Company’s business. The Company therefore recorded charges totaling $40.7 million to reduce the remaining book value of any core technology intangible assets recorded in connection with these acquisitions, along with related goodwill amounts, to zero.

In connection with the sale of certain assets related to the Liaison enterprise solution business of Locus Dialogue, the Company recorded a charge of $64.7 million, reflecting an impairment in the assembled workforce, core technology intangible asset and related goodwill. Based on future estimated cash flows from the Liaison enterprise solution business assets, the Company wrote down the core technology and related goodwill to $500,000.

The Company recorded an impairment loss on intangible assets during 2000 of approximately $9.0 million. This impairment is comprised of $8.5 million of charges related to goodwill and $451,000 of core technology and assembled workforce. The impairment includes the write-off of goodwill of $6.1 million from the acquisition of Zephyr Software, Inc. (Zephyr). The primary assets acquired from Zephyr were technology, knowledge of the Indian market by the two co-founders, access to scarce programming talent and the development center located in India. The technology acquired from Zephyr has been abandoned as it has no future use or value to the Company and the Company has postponed indefinitely plans to launch its services in India. The impairment also includes goodwill, core technology and assembled workforce of $2.6 million from the acquisition of Outpost Networks, Inc. (Outpost). The technology acquired from Outpost has been replaced with technology acquired in other acquisitions in 2000 and is no longer in use. Additionally, transaction revenue and customer value of $226,000 from the acquisition of Haggle Online (Haggle) and an assembled workforce of $45,000 from the acquisition of Dogpile, LLC (Dogpile) were determined to be impaired. No future cash flows from the Haggle transaction and customer value are expected and the Company received no transaction revenue in the year ended December 31, 2000. The two employees that joined the Company from Dogpile are no longer employed with the Company.

Note 6:  Stockholders’ Equity

Authorized and Outstanding Shares:    The Board of Directors approved a two-for-one stock split of the Company’s common stock effected on January 5, 2000 and another stock split was effected on April 6, 2000. On April 3, 2000, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized common stock to 900,000,000 shares.

On September 10, 2001, the Company repurchased approximately 21.7 million shares of its common stock from Vulcan Ventures Inc. at a discounted purchase price of $1.05 per share in a privately negotiated block transaction. The closing price of the common stock on the date of purchase was $1.40. The Company retired the repurchased shares.

Stock Incentive Plans:    The Company’s stock plans provide employees (including officers and directors who are employees) of the Company an opportunity to purchase shares of stock pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and employees, officers, directors, independent contractors and consultants of the Company an

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of the Code (nonqualified stock options). The plans also provide for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the plans authorize the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. The stock incentive plans are administered by the Board of Directors.

The Company has two stock plans that were used for grants during 2001. Options granted under the Restated 1996 Flexible Stock Incentive Program (the 1996 Plan) typically vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis, and expire ten years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first of January by an amount equal to the lesser of (A) 8,000,000 shares, (B) three percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, and (C) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 8,000,000 shares, plus an additional 8,000,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan. As of December 31, 2001, 7,138,863 shares were available for grant of options or other equity incentives under the 1996 Plan.

In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the 2001 Plan), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 25 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period. Restricted stock granted under the 2001 Plan vests over a 17-month period, 16.7% two months from the date of grant and ratably thereafter on a quarterly basis. As of December 31, 2001, 3,095,306 shares were available for grant of options or issuance of restricted stock under the 2001 Plan.

On April 17, 2000, the Company initiated the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan (Tandem Plan), a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. (Saraide), a subsidiary of the Company. Under the Tandem Plan, Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to exercise the Saraide option or the InfoSpace option. Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 10,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. 9,339,600 shares of InfoSpace common stock remain available for grant of options under the Tandem Plan at December 31, 2001. The Company does not expect to make additional grants from this plan.

In addition to the plans described above, the Company has six option plans assumed through acquisitions by InfoSpace and Go2Net. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six years from the date of grant. As of December 31, 2001, 9,320,206 options were outstanding from these assumed plans. No options are available for

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

grant from these plans. The Company also has nonqualified stock options that were issued outside of the other stock option plans in 1998. These options vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis and expire ten years from the date of grant. As of December 31, 2001, 67,704 options were outstanding from the options issued outside of the 1996 Plan, 2001 Plan and Tandem Plan.

Activity and pricing information regarding all options and restricted stock excluding the Tandem Plan are summarized as follows:

	Option/Restricted Stock	Weighted Average Exercise Price
Outstanding, January 1, 1999	40,801,246	$1.59
Granted	19,136,441	23.34
Cancelled	(3,146,706)	5.52
Exercised	(8,540,596)	2.05

Outstanding, December 31, 1999	48,250,385	9.88
Granted	41,217,234	35.25
Cancelled	(14,136,974)	26.17
Exercised	(13,295,326)	2.04

Outstanding, December 31, 2000	62,035,319	24.05
Granted	50,655,134	3.45
Cancelled	(43,331,029)	21.07
Exercised	(5,173,912)	1.55

Outstanding December 31, 2001	64,185,512	$11.62

Options exercisable, December 31, 2001	20,097,830	$15.67

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Option/Restricted Stock	Weighted Average Exercise Price
Outstanding, January 1, 2000	—	—
Granted	6,558,700
Cancelled	(676,200)	$45.44
Exercised	—	—

Outstanding, December 31, 2000	5,882,500	45.44
Granted	—	—
Cancelled	(5,222,100)	45.44
Exercised	—	—

Outstanding December 31, 2001	660,400	$45.44

Options exercisable, December 31, 2001	288,927	$45.44

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Information regarding stock option grants for all plans during the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price exceeds market price	97,618	$28.97	$4.51	—	—	—	66,248	$24.15	$6.92
Exercise price equals market price	44,573,370	$3.52	$3.08	46,910,416	$36.31	$29.65	17,994,531	$24.46	$22.60
Exercise price is less than market price	5,984,146	$2.47	$4.57	865,518	$7.37	$30.97	1,075,662	$4.53	$17.62

Shares granted with an exercise price that exceeds the market price are generally the result of an acquisition. When a company is acquired, the Company assumes the stock options of employees that are retained from the acquired company. These acquired stock options are considered to be new grants by the Company and retain the original exercise price adjusted for the acquisition conversion ratio.

The Company has elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. In those cases where options have been granted when the option price is below fair market value or where restricted stock has been issued, the Company recognizes compensation expense over the vesting period using the aggregated percentage of compensation accrued method as prescribed by FIN No. 28.

To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted: risk-free interest rate of 6.56% for the 1999 grants, 5.71% for the 2000 and 3.07% to 4.38% for the 2001 grants, expected dividend yield of 0-% for all periods; volatility of 121% to 313% for the 1999 grants, 134% to 289% for the 2000 grants and 136% for the 2001 grants; and an expected life of three to five years.

Had compensation expense for the Plans been determined based on the fair value of the options at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company’s net losses for the years ended December 31, 2001, 2000 and 1999 would have been as follows (amounts in thousands, except per share data):

	2001	2000	1999
Net loss applicable to common stockholders as reported	$(502,079)	$(282,412)	$(240,133)
Net loss applicable to common stockholders, pro forma	$(581,659)	$(817,113)	$(359,431)
Basic and diluted net loss per share, pro forma	$(1.83)	$(2.68)	$(1.39)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Additional information regarding options outstanding as of December 31, 2001, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – 1.00	5,038,128	2.34	$0.06	1,199,871	$0.19
$ 1.10 – 2.03	3,183,534	8.19	1.50	964,791	1.73
$ 2.03 – 3.03	2,675,863	8.53	2.41	787,788	2.61
$ 3.12 – 3.66	30,653,232	9.05	3.65	6,932,863	3.65
$ 3.80 – 9.69	4,382,624	7.77	6.40	1,838,465	6.34
$ 9.86 – 18.81	4,202,855	7.82	12.19	2,035,561	12.25
$19.78 – 31.86	5,811,754	5.37	25.32	2,536,587	25.17
$31.93 – 45.44	5,937,392	6.73	39.85	2,633,031	39.87
$45.46 – 70.06	2,210,239	6.50	53.30	1,075,989	52.78
$86.50 – 126.75	750,291	8.22	95.29	381,811	96.02

	64,845,912	7.66	$11.96	20,386,757	$16.09

Consultant Warrants:    In connection with the May and August 1998 private placements, the Company issued warrants to purchase 16,510,688 shares of common stock to five third-party participants for consulting services performed in identifying, structuring and negotiating future financings. These warrants can be exercised at any time until their expirations which are between May 21, 2008 and August 6, 2008. The activity and additional information are as follows:

Outstanding, January 1, 1999	16,510,688
Exercised	(1,870,872)

Outstanding, December 31, 1999	14,639,816
Exercised	(723,352)

Outstanding, December 31, 2000	13,916,464
Exercised	—

Outstanding, December 31, 2001	13,916,464

Range of Exercise Prices	Number Outstanding
$0.25 – 0.50	7,460,904
$0.625 – 0.75	3,247,176
$1.25	3,208,384

AOL Warrants:    On August 24, 1998, the Company entered into agreements with America Online, Inc. (AOL) to provide white pages directory and classifieds information services to AOL. Pursuant to the white pages directory services agreement, the Company has agreed to provide to AOL white pages listings and directory service. In connection with the agreements, the Company issued to AOL warrants to purchase up to 7,919,328 shares of common stock, which warrants vest in 16 equal quarterly installments over four years, conditioned on the delivery by AOL of a minimum number of searches each quarter on the Company’s white

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

pages directory service. The warrants have an exercise price of $1.50 per share. The warrants were valued using the fair value method, as required under SFAS No. 123. The fair value of the warrants was approximately $3,300,000 at the date of grant, and is being amortized ratably over the four-year vesting period. The underlying assumptions used to determine the value of the warrants are an expected life of six years and a 5.5% risk-free interest rate. AOL exercised no warrants in 2001 and exercised 3,464,696 warrants in 2000.

INEX Warrants:    The Company assumed warrants to purchase 144,404 shares of the Company’s common stock as a result of the acquisition of INEX Corporation (Note 7). These warrants were issued to seven third-party INEX investors. Two of the third-party investors exercised 24,486 of the warrants in December 1999. The remaining warrants were exercised during 2000.

Prio Warrants:    The Company assumed warrants to purchase 447,203 shares of the Company’s stock as a result of the acquisition of Prio, Inc. with an exercise price of $9.97 per share. The warrants were issued to a third-party investor in December 1998 in connection with a marketing agreement and are exercisable over a maximum of a 48-month period, based on achievement of performance milestones and other criteria as defined in the marketing agreement. In 1999, Prio recorded warrant expense for all the warrants issued of $17.7 million based on the fair value of these warrants using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 75%; contractual life of nine years; and risk-free interest rate of 6.37%. The compensation cost for the unvested warrants was remeasured when vesting occurred and additional warrant expense of $2.9 million was recognized in the year ended December 31, 2000. The compensation cost is reflected in sales, general and administrative expenses on the Statement of Operations. All of these warrants were exercised in 2000.

1998 Employee Stock Purchase Plan:    The Company adopted the 1998 Employee Stock Purchase Plan (the ESPP) in August 1998. The ESPP was implemented upon the effectiveness of the initial public offering. The ESPP is intended to qualify under Section 423 of the Code, and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or subsidiary’s common stock and the Company’s executives may not participate in the ESPP. An aggregate of 3,600,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 55,092 shares issued for ESPP periods that ended in 2000 and 499,153 shares issued for ESPP periods that ended in 2001.

Preferred stock dividend:    On March 15, 1999, Go2Net entered into a Stock Purchase Agreement under which Go2Net agreed to issue and sell to Vulcan Ventures Incorporated (Vulcan) 546,000 (all shares and share prices include the exchange ratio of 1.82 used in the Company’s acquisition of Go2Net) shares of Go2Net’s Series A Convertible Preferred Stock, par value $.01 per share, for a purchase price of $549.05 per share, in two separate issuances of 304,863 (the First Issuance) and 241,137 shares (the Second Issuance). The Series A Convertible Preferred Stock was initially convertible at a conversion price of $18.1648 per share into 16,517,923 shares of common stock and had a liquidation preference of $549.05 per share. The First Issuance was consummated concurrently with the execution of the Stock Purchase Agreement on March 15, 1999. The Second Issuance was consummated June 17, 1999. The total proceeds to the Company for both issuances were $291.0 million.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

On the dates of the First Issuance and Second Issuance, the price of Go2Net’s Series A Convertible Preferred Stock was at a discount to the price of the common stock into which the preferred stock was then convertible. The common stock price on March 12, 1999 was $23.901 and on June 17, 1999 was $32.8296. The discount of $159,930,733 was recognized as a dividend to Vulcan.

Note 7:  Business Combinations and Asset Acquisitions

Fiscal Year 2001

GiantBear, Inc:    On December 19, 2001, the Company acquired certain assets of GiantBear, Inc. (GiantBear) a wireless technology and service provider that enables wireless carriers to offer their subscribers access to content, data and mobile commerce through wireless devices, delivery channels and applications, for purchase consideration of $6.0 million plus acquisition expenses of $21,000. The acquisition was accounted for as a purchase.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$1,098
Liabilities assumed	(151)

Net book value of net assets acquired	947
Fair value adjustments:
Purchased technology	1,900
Customer list	700

Fair value of net assets acquired	$3,547

Purchase price:
Cash consideration	$6,000
Acquisition costs	21
Less fair value of net assets acquired	(3,547)

Excess of purchase price over net assets acquired, allocated to goodwill	$2,474

The expected life of the core technology was assumed to be five years, after which substantial modification and enhancement would be required for the technology to remain competitive. The expected life of the customer list was also assumed to be five years, which is consistent with the expected cash flows from the customer contracts. The Company is amortizing the core technology and customer list over an estimated life of five years. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment annually, with the Company’s other indefinite life intangibles.

As of the date of the acquisition, the technology acquired from GiantBear was substantially complete and no material alterations or enhancements were under development. The core of GiantBear’s services revolved around its BearWare platform. The BearWare infrastructure platform provides the engine that allows users to migrate from one or more delivery vehicles (e.g. SMS, WAP, Audio) to others over time (e.g. 3G). There are six primary technologies that made up the GiantBear suite of services: InfoAlert, one-way SMS push, BearTracks, a configurable book-marking capability; AudioCub, which delivers customized audio content on request to any analog or digital phone; Presto, a turnkey SMS solution for Tier 2 and Tier 3 wireless carriers; Mobile Originated Short Message Services, a 2-way SMS pull delivery vehicle; and BearCub, which enables any digital phone to access Internet content.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

The Company’s revenue assumptions were based on the stream of income that could be attributed to the GiantBear customer base assuming renewals, and the prospective customer base, assuming similar pricing.

The Company’s expense assumptions included cost of revenues, which were estimated to be 24% of revenues for 2002 and decreasing to 7.4%, as revenues grow and costs of revenues are expected to remain relatively fixed. Research and development costs were estimated to be 56% in 2002 and decreasing to 25.2%. Sales and marketing combined with general and administrative expenses were estimated to be 51.9% in 2002 and thereafter decreasing to 23.3% in line with industry levels as wireless carriers adopt the technology and market the suite of services to their subscribers and the Company capitalizes on economies of scale. However, cost of revenues, research and development and sales and marketing and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

While the Company believes that the assumptions discussed above were made in good faith and were reasonable when made, the assumptions may prove to be inaccurate, and there can be no assurance that the Company will realize the revenues, gross profit, growth rates, expense levels or other variables set forth in the Company’s assumptions.

The Company does not expect to have the ability to calculate revenues specifically and exclusively attributable to the integrated GiantBear technology. The amount that the Company can charge the wireless carriers for access and use of these products and application services will be greatly influenced by market forces and competitors’ pricing of their own integrated offerings.

Excite.com:    On November 28, 2001, the Company acquired certain assets of Excite.com (Excite). The acquired assets included domain names, trademarks and user traffic associated with the Excite.com Web site. Total net consideration for the acquired assets was $6.7 million. Concurrently, the Company announced an Internet services agreement with iWon. Under the agreement, the Company agreed to power the search and directory components of the Excite Web site, and will sell and/or license the portal’s other components to iWon. iWon is responsible for maintaining the look and feel of the Excite Web site. As the Company did not acquire all of the assets of the Excite portal which was a component of the At Home Corporation, and the Company has licensed certain of the acquired assets to iWon, this acquisition was not classified as a purchase of a business. The acquired intangible assets will be amortized over two years.

Locus Dialogue, Inc.:    On January 1, 2001, the Company acquired all of the common stock of Locus Dialogue, Inc. (now called InfoSpace Speech Solutions), a developer of speech recognition-enabled applications, for purchase consideration of 5,114,233 shares, which included 253,175 restricted shares and 1,173,216 replacement stock options, of the Company’s common stock and acquisition expenses of $556,000. The valuation of shares issued of $23.46 per share was based on the seven-day stock price average for the period including November 6, 2000 and the three days before and after that date. The acquisition was accounted for as a purchase.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$4,681
Liabilities assumed	(7,010)

Net book value of net liabilities assumed	(2,329)
Fair value adjustments:
Purchased technology, including in-process research and development	5,900
Distribution agreements	2,400
Assembled workforce	2,800

Fair value of net assets acquired	$8,771

Purchase price:
Fair value of shares issued, including restricted stock	$88,772
Fair value of options assumed	23,589
Fair value of net assets acquired	(8,771)
Fair value of restricted stock recorded as unearned compensation	(2,239)
Acquisition costs	556

Excess of purchase price over net assets acquired, allocated to goodwill	$101,907

The $5.9 million value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 2001, include the write off of $600,000 of purchased in-process research and development. The remaining $5.3 million represents the purchase of core technology and existing products, which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill, assembled workforce and distribution agreements over an estimated life of five years.

The Company also recorded $3.9 million of unearned compensation in conjunction with the acquisition of Locus Dialogue. $1.7 million of the unearned compensation relates to the intrinsic value of Locus Dialogue stock options replaced by the Company at the converted share value and share price. $2.2 million relates to the value of 253,175 restricted shares held by four Locus Dialogue employees. The restricted stock vests after the employee completes one year of employment with the Company and is recorded as compensation expense over the vesting period.

Among the factors the Company considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each component of the technology, including the complexity and technical obstacles to overcome, estimating the amount of core technology leveraged into the in- process projects, estimating the expected life of each component, estimating cash flows resulting from the expected revenues, margins and operating expenses generated from each component, and discounting to present value the cash flows associated with the in-process technologies. The Company utilized a rate of return of 35% to discount to present value the cash flows associated with the in-process technologies. The discount rate was selected based on evaluation of the Company’s weighted average cost of capital, the weighted average return on assets, the internal rate of return implied from this transaction, and management’s assessment of the risk inherent in the future performance estimates utilized in the valuation.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Within the Locus Dialogue technology there are two main product lines, Liaison and SpeechPortal, both of which run on the SoftDialogue platform (core speech engine). Liaison addresses the needs of enterprises that require speech- enabled communication solutions. SpeechPortal enables businesses and consumers to use the Internet via telephone or voice, without requiring an Internet enabled device. The Company plans to offer a co-branded version of SpeechPortal to the Company’s wireless carriers and device manufacturer customers. As of the date of acquisition, the Company estimated that Liaison was 80% complete. The percentage completed pre-acquisition was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

The expected life of the modules being developed was assumed to be five years, after which substantial modification and enhancement would be required for the technology to remain competitive.

The Company’s revenue assumptions were based on the estimated growth potential of the industry and estimated market acceptance of the Locus Dialogue technology. The Company’s expense assumptions included cost of revenue of 20% of revenue, sales, general and administrative of 35% of revenue, and product development of 2% of revenue. However, cost of revenues, sales, general and administrative and product development expenses may vary, both in absolute dollars and as a percentage of revenues.

While the Company believes that the assumptions discussed above were made in good faith and were reasonable when made, the assumptions the Company made may prove to be inaccurate, and there can be no assurance that the Company will realize the revenue, gross profit, growth rates, expense levels or other variables set forth in such assumptions.

As discussed in Note 5, the Company sold the Liaison assets of Locus Dialogue in July 2001 and recorded an impairment charge of $64.2 million to adjust the Liaison core technology and associated goodwill to its estimated fair value. The remaining personnel and assets of Locus Dialogue including the voice application, SpeechPortal and SoftDialogue, are now operated under the name of InfoSpace Speech Solutions.

Fiscal Year 2000

The boxLot Company:    On December 7, 2000, the Company closed an asset purchase with The boxLot Company. The Company acquired certain assets including interactive on-line variable pricing and dynamic pricing engine technology, equipment and domain names. The Company exchanged $2.6 million of cash and 501,527 shares of the Company’s common stock in this transaction for a total purchase price of $8.9 million and recorded goodwill of $9.2 million which is being amortized over three years. The valuation of the shares issued of $12.47 per share was based on the seven-day stock price average for the period represented by the date of acquisition and the three days before and after the date of acquisition. The Company incurred acquisition costs of $227,000.

Go2Net, Inc.:    On October 12, 2000, the Company completed the merger with Go2Net, Inc., a publicly held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 74,154,448 shares of the Company’s common stock for all of the preferred and common shares of Go2Net. The consolidated balance sheet as of December 31, 2000 and 1999 and the consolidated statements of operations, statements of cash flow and statements of stockholder’s equity for the years ended December 31, 2000, 1999 and 1998 are presented as if Go2Net was a wholly owned subsidiary since inception. The revenue of the Company and Go2Net for the nine months ended September 30, 2000 was $76.0 million and $72.9 million, respectively. The net loss for the Company and Go2Net for the nine months ended September 30, 2000 was $155.0 million and $27.3 million, respectively.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

iJapan Corporation:    On September 13, 2000, the Company acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million in cash. The entire purchase price was recorded in intangible assets and is being amortized over three years.

TDLI.com Limited:    On August 31, 2000, the Company acquired TDLI.com Limited, a privately held company based in Hampshire, England that in turn holds approximately fifty percent of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace’s services in Europe. The Company acquired TDLI.com for purchase consideration of 3,420,308 shares of the Company’s common stock and acquisition expenses of $2.1 million. The Company recorded $118.5 million in intangible assets. The Company now has 100% ownership and control of TDL InfoSpace. The acquisition was accounted for as a purchase. Prior to the acquisition of 100% ownership, the Company’s investment in TDLI was accounted for under the equity method. The goodwill is being amortized over three years.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

(in thousands)
Tangible assets acquired	$8,187
Liabilities assumed	(7,430)

Net book value of net assets acquired	$757

Purchase price:
Fair value of shares issued	$116,504
Elimination of joint venture investment and receivable	598
Net book value of net assets acquired	(756)
Acquisition costs	2,105

Excess of purchase price over net assets acquired, allocated to goodwill	$118,451

Due to the variable exchange ratio, the valuation of the shares issued of $34.06 was based on the four-day stock price average, using the date of acquisition and the prior three days.

Orchest, Inc.:    On August 4, 2000, the Company acquired all of the common stock of Orchest, Inc. for purchase consideration of 255,288 shares of the Company’s common stock and acquisition expenses of $72,000. The Company recorded $8.4 million for intangible assets. The valuation of the shares issued of $30.93 per share was based on the seven-day stock price average for the period including the date of acquisition and the three days before and after the date of acquisition. Orchest was a privately held provider of financial services technology that enables users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

(in thousands)
Tangible assets acquired	$3
Liabilities assumed	(394)

Net book value of net liabilities assumed	$(391)

Purchase price:
Fair value of shares issued	$7,897
Net book value of net liabilities assumed	391
Acquisition costs	72

Excess of purchase price over net assets acquired, allocated to goodwill	$8,360

IQorder.com, Inc.:    On July 3, 2000, the Company acquired all of the common stock of IQorder.com for purchase consideration of 989,959 shares of the Company’s common stock and acquisition expenses of $132,000. The valuation of the shares issued of $55.82 per share was based on the seven-day stock price average for the period including the date of acquisition and the three days before and after the date of acquisition. The Company recorded a one-time charge of $6.0 million for in-process research and development. IQorder was a privately held company that developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. The acquisition was accounted for as a purchase.

The Company assumed 233,872 stock options, valued at $11.1 million. The Company values these options using the modified Black Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.375%, expected dividend rate of 0%, volatility of 128% and a term of one year after vesting.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

(in thousands)
Tangible assets acquired	$1,715
Liabilities assumed	(4,319)

Net book value of net liabilities assumed	(2,604)
Fair value adjustments:
Fair value of purchased technology, including in-process research and development	$8,600
Fair value of assembled workforce	150

Fair value of net assets acquired	$6,146

Purchase price:
Fair value of shares issued	$54,683
Fair value of options assumed	11,092
Fair value of net assets acquired	(6,146)
Acquisition costs	132

Excess purchase price over net assets acquired, allocated to goodwill	$59,761

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

The $8.6 million value of purchased technology includes purchased in-process research and development. Accordingly, the results of operations for the year ended December 31, 2000, include the write-off of $6.0 million of purchased in-process research and development. The remaining $2.6 million represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill and assembled workforce over an estimated life of five years.

Millet Software, Inc.:    On March 31, 2000, the Company acquired all of the common stock of Millet Software for purchase consideration of 488,224 shares of the Company’s common stock and acquisition expenses of $255,000. The valuation of the shares issued of $49.90 per share was based on the seven-day stock price average for the period including January 4, 2000 and the three days before and after that date. The Company recorded a charge of $2.4 million for in-process research and development. Millet was a privately held company that developed secure technology that provides an automated process for filling in payment forms. The acquisition was accounted for as a purchase.

The Company assumed 53,434 stock options, valued at $5.3 million, which was recorded as an addition to the purchase price. The Company values these options using the modified Black Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.56%, expected dividend rate of 0%, volatility of 121% and a term of one year after vesting.

(in thousands)
Tangible assets acquired	$100
Liabilities assumed	(204)

Net book value of net liabilities assumed	(104)
Fair value adjustments:
Fair value of purchased technology, including in-process research and development	$6,000
Fair value of assembled workforce	170

Fair value of net assets acquired	$6,066

Purchase price:
Fair value of shares issued	$24,361
Fair value of options assumed	5,286
Fair value of net assets acquired	(6,066)
Acquisition costs	255

Excess purchase price over net assets acquired, allocated to goodwill	$23,836

The $6.0 million value of purchased technology includes purchased in-process research and development. Accordingly, the results of operations for the year ended December 31, 2000, include the write-off of $2.4 million of purchased in-process research and development. The remaining $3.6 million represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill and assembled workforce over an estimated life of five years.

Saraide Inc.:    On March 10, 2000 the Company acquired eighty percent of the common stock of Saraide, Inc. (formerly saraide.com, inc.), a privately held provider of wireless Internet services in Europe, Japan and Canada, for purchase consideration of 9,233,672 shares of the Company’s common stock and acquisition expenses of $374,000. The valuation of shares issued of $36.21 per share was based on the seven-day stock price average for the period including December 6, 1999 and three days before and after that date. The acquisition was accounted for as a purchase.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

The Company assumed 357,121 stock options, valued at $12.7 million, which was recorded as an addition to the purchase price. The Company values these options using the modified Black Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.56%, expected dividend rate of 0%, volatility of 121% and a term of two years after vesting.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Tangible assets acquired	$13,550
Liabilities assumed	(30,903)

Net book value of net liabilities assumed	(17,353)
Fair value adjustments:
Fair value of purchased technology, including in-process research and development	$97,000
Fair value of contract in place	16,000
Fair value of assembled workforce	2,100

Fair value of net assets acquired	$97,747

Purchase price:
Fair value of shares issued	$334,308
Fair value of options assumed	12,714
Fair value of net assets acquired	(97,747)
Acquisition costs	374

Excess purchase price over net assets acquired, allocated to goodwill	$249,649

The $97.0 million value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations for the year ended December 31, 2000, include the write-off of $71.7 million of purchased in-process research and development. The remaining $25.3 million represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill, assembled workforce and contract list over an estimated life of five years.

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

Prio, Inc.:    On February 15, 2000, the Company completed the merger with Prio, Inc. (Prio), a privately held provider of commerce solutions specializing in the development of strategic partnerships, technologies and programs that drive commerce in both traditional and online shopping environments. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 9,322,418 shares of the Company’s common stock for all of the preferred and common shares of Prio. The consolidated balance sheets as of December 31, 2000 and the consolidated statements of operations, statements of cash flow and statements of stockholders’ equity for the years ended December 31, 2000 and 1999 are presented as if Prio was a wholly owned subsidiary since inception.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Unaudited pro forma information—significant acquisitions in 2000:

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

	Year Ended December 31,
	2000	1999
	(in thousands)
Revenues:
InfoSpace	$214,530	$71,980
TLDI.com, IQorder.com, and Saraide	1,743	5,558

	$216,272	$77,537

Net loss applicable to common stockholders:
InfoSpace	$(282,412)	$(240,133)
TDLI.com, IQorder.com and Saraide	(19,043)	(28,939
Elimination of TDLI joint venture income	(64)	(16)

	$(301,519)	$(269,131)

Loss per share	$(0.99)	$(1.04)

Pooling transactions in 2000:

The following presents previously reported revenues and net loss applicable to common stockholders for acquisitions accounted for as poolings-of-interests in 2000.

Year Ended December 31, 1999
(in thousands)
Revenue:
Infospace	$36,907
Prio	483
Go2Net	34,949
Elimination of intercompany with Go2Net	(359)

$71,980

Net loss applicable to common stockholders:
Infospace	$(21,694)
Prio	(35,878)
Go2Net	(182,407)
Elimination of intercompany with Go2Net	(154)

$(240,133)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

The following presents previously reported revenues and net loss for the Company and Go2Net for the nine months ended September 30, 2000.

(in thousands)
Revenue:
Infospace	$31,030
Go2Net	28,607

$59,637

Net loss:
Infospace	$(40,369)
Go2Net	(7,786)
Elimination of intercompany with Go2Net	21

$48,134

Fiscal Year 1999

Zephyr Software Inc:    On December 29, 1999, the Company acquired all of the common stock of Zephyr Software Inc., a privately held company, and its wholly owned subsidiary Zephyr Software (India) Private Limited (“Zephyr”) for a purchase consideration of 651,392 shares of the Company’s common stock and acquisition expenses of $540,000. The valuation of shares issued of $13.27 per share was based on the seven-day stock price average for the period including October 28, 1999 and the three days before and after that date. The Company assumed 16,444 options in this acquisition. The acquisition was accounted for as a purchase. The Company recorded $9.2 million of goodwill and acquired net liabilities of $21,000. The goodwill was written off in 2000 (Note 5).

eComLive.com, Inc.:    On December 16, 1999, the Company acquired all of the common stock of eComLive.com, Inc., a privately held company, for a purchase consideration of 1,372,712 shares and acquisition expenses of $582,000. The valuation of shares issued of $23.31 per share was based on the seven-day stock price average for the period including November 22, 1999 and the three days before and after that date. The Company assumed 12,446 options in this acquisition. The acquisition was accounted for as a purchase. The Company recorded $27.1 million in goodwill, $5.3 million for purchased technology, which includes a $2.0 million charge for in-process research and development, $140,000 of assembled workforce and acquired net liabilities of $1,000. The $3.3 million of capitalized technology represents the purchase of core technology and existing products, which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill over an estimated life of five years.

FreeYellow.com, Inc:    On October 22, 1999, Go2Net acquired all of the stock of FreeYellow.com, Inc., a privately held company, for purchase considerations of 608,173 shares and approximately $1.0 million in cash. The total transaction was valued at $20.0 million and was recorded as a purchase transaction. The valuation of shares issued was based on the Go2Net seven-day stock price average for the period including October 22, 1999 and the three days before and after that date. The Go2Net valuation price was $56.61 per share. Based on the stock conversion ratio in the pooling-of-interests merger with Go2Net, the converted InfoSpace valuation price is $31.10 per share.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Union-Street.com, Inc.:    On October 14, 1999, the Company acquired all of the common stock of Union-Street.com, a privately held company, for a purchase consideration of 1,746,588 shares and acquisition expenses of $396,000. The valuation of shares issued of $11.75 per share was based on the seven-day stock price average for the period including October 14, 1999 and the three days before and after that date. The Company assumed 49,724 options in this acquisition. The acquisition was accounted for as a purchase. The Company recorded $15.5 million of goodwill, $5.3 million for purchased technology which includes $3.3 million of in-process research and development, $160,000 of assembled workforce and acquired net liabilities of $107,219. The $2.0 million of capitalized technology represents the purchase of core technology and existing products which are being amortized over an estimated useful life of five years. The Company is amortizing the goodwill over an estimated useful life of five years.

INEX Corporation:    On October 14, 1999, the Company completed the merger with INEX Corporation, a privately held company that developed and marketed Internet commerce applications to deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 3,600,000 shares of common stock for (1) directly to those INEX shareholders who elected to receive the Company’s common stock in exchange for their INEX shares at the closing of the combination, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace.com Canada Holdings Inc., an indirect subsidiary of the Company, which exchangeable shares were issued to those INEX shareholders who elected to receive exchangeable shares, or who did not make an election to receive shares of the Company’s common stock at the closing, and (3) upon the exercise of outstanding warrants and options to purchase INEX common shares, which the Company assumed and which will become exercisable for shares of InfoSpace common stock. The consolidated balance sheet as of December 31, 1999 and the consolidated statements of operations, statements of cash flow and statements of stockholders’ equity for the year ended December 31, 1999 are presented as if INEX was a wholly owned subsidiary since inception.

Dogpile, LLC:    On August 4, 1999, Go2Net acquired Dogpile, LLC in exchange for 1,241,524 shares of common stock and $15 million in cash. Total consideration was valued at approximately $52 million. The acquisition was accounted for as a purchase. The purchase agreement also provided for additional payments of up to $15 million over the eighteen months following the closing of the transaction contingent on future revenue of Dogpile. During the year ended December 31, 2000, 262,388 additional shares were issued with a total estimated value of $10.0 million in 2000 and a $5.0 million cash payment was paid out in 2001. The valuation of shares issued was based on the Go2Net seven-day stock price average for the period including August 4, 1999 and the three days before and after that date. The Go2Net valuation price was $54.31 per share. Based on the stock conversion ratio in the pooling-of-interests merger with Go2Net, the converted InfoSpace valuation price is $29.84 per share. An impairment of $45,000 for workforce related to this acquisition was recorded in the year ended December 31, 2000 (Note 5).

Authorize.Net Corp:    On July 1, 1999, Go2Net acquired Authorize.Net Corp in exchange for 1,645,076 shares of common stock and $13.5 million in cash. Total consideration was valued at approximately $98.6 million. The purchase price also included the value of outstanding stock options that were converted to options to purchase 187,317 of common stock. The valuation of shares issued was based on the Go2Net seven-day stock price average for the period including July 1, 1999 and the three days before and after that date. The Go2Net valuation price was $84.56 per share. Based on the stock conversion ratio in the pooling-of-interests merger with Go2Net, the converted InfoSpace valuation price is $46.46 per share.

My Agent(TM) technology:    On June 30, 1999 the Company acquired the MyAgent technology and related assets from Active Voice Corporation for $18 million dollars and incurred $83,000 in acquisition costs. The

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

acquisition was accounted for as a purchase. The Company recorded $13.7 million of goodwill, $4.3 million of purchased technology and $80,000 of assembled workforce. Included in purchased technology is $3.9 million of in-process research and development. These intangibles will be amortized over their useful life, which the Company has estimated to be five years. Separately, the Company also recorded a one-time charge of approximately $1.0 million for expenses related to bonus payments made to certain Active Voice MyAgent team employees who accepted employment with InfoSpace but who are under no agreement to continue their employment with InfoSpace.

IQC Corporation:    On May 13, 1999, Go2Net acquired IQC Corporation in exchange for 412,459 shares of common stock and 128,449 options valued at approximately $19.4 million. The valuation of shares issued was based on the Go2Net seven-day stock price average for the period including May 13, 1999 and the three days before and after that date. The Go2Net valuation price was $65.25 per share. Based on the stock conversion ratio in the pooling-of-interests merger with Go2Net, the converted InfoSpace valuation price is $35.85 per share.

USA Online, Inc.:    On April 28, 1999, Go2Net acquired Virtual Avenue and USAOnline in exchange for 546,000 shares of common stock valued at approximately $24.7 million. The valuation of shares issued was based on the Go2Net seven-day stock price average for the period including April 28, 1999 and the three days before and after that date. The Go2Net valuation price was $82.38 per share. Based on the stock conversion ratio in the pooling-of-interests merger with Go2Net, the converted InfoSpace valuation price is $45.26 per share.

Haggle Online, Inc.:    On April 16, 1999, Go2Net acquired Haggle Online in exchange for 149,356 shares of common stock valued at approximately $6.8 million. The valuation of shares issued was based on the Go2Net seven-day stock price average for the period including April 15, 1999 and the three days before and after that date. The Go2Net valuation price was $82.67 per share. Based on the stock conversion ratio in the pooling-of-interests merger with Go2Net, the converted InfoSpace valuation price is $45.42 per share.

Note 8:  Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2005. Rent expense under operating leases totaled approximately $9.6 million, $6.7 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31:

(in thousands)
2002	$13,181
2003	6,405
2004	6,044
2005	2,975
2006	272
Thereafter	145

$29,022

Litigation:

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Company and its chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company’s chief financial officer as a defendant. The Company’s management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants current and former officers and directors of the Company and entities related to a few of the individual defendants; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted the Company’s assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors, with the assistance of independent legal counsel, has investigated the complaint, and filed on March 22, 2002 a motion to terminate this derivative action.

On December 18, 2000, an employee filed a complaint against the Company in the United States District Court for the Western District of Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The suit also included a claim against Naveen Jain, the Company’s Chief Executive Officer, for violations of the Racketeer Influenced Corrupt Organizations (RICO) Act. The employee contends that he agreed to work for the Company on the basis of an oral representation that he would be granted more stock options than any other employee (other than Mr. Jain) and that he would always have more stock options than any other such employee. The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from the Company as well as equitable relief. On March 29, 2001, the court dismissed the plaintiff’s claims for breach of the covenant of good faith and fair dealing. On March 1, 2002, the court dismissed the employee’s claims for breach of contract, fraudulent and negligent misrepresentation with respect to the alleged promise that the employee would always have more stock options than any other InfoSpace employee, and violation of the RICO Act, and also denied certain other motions by the plaintiff. The only surviving claim is the plaintiff’s allegation of fraudulent and negligent misrepresentation based on the alleged representation that the stock options received by the employee at the time he was hired were the most given to any employee of the Company (other than Mr. Jain). The parties are scheduled for trial on the surviving claim June 24, 2002. The Company’s management believes the Company has meritorious defenses to this claim but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and become a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). Both parties moved for summary judgment on the merits of their respective claims, and those motions were denied. In February of 2002, Go2Net moved for summary judgment to dismiss Molino’s equitable defenses of waiver and estoppel to Go2Net’s WSA claim. Molino opposed that motion, and moved to dismiss Go2Net’s WSA claim. On March 8, 2002, the court granted Go2Net’s summary judgment motion and denied Molino’s motion to dismiss. The case is scheduled to go to trial on July 1, 2002. The Company’s management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. The case is currently in the expert witness discovery phase, which is expected to end on March 29, 2002. The Company has filed a motion for summary judgment on behalf of Authorize.Net and has asserted counterclaims against the plaintiffs. The Company’s management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint was amended on December 20, 1999 to allege that the Company assumed the obligations of INEX under the alleged shareholders agreement as a result of the Company’s acquisition of INEX on October 14, 1999. The plaintiff has agreed to dismiss the complaint with prejudice and release all claims against defendants in exchange for the defendants’ agreement to forego collection of litigation costs assessed against the plaintiff to date in the suit. Defendants have submitted settlement documents to plaintiff’s counsel who has approved them. The parties are awaiting final signatures to complete the settlement.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company’s current and former directors, and alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000. Plaintiffs filed an amended complaint on February 15, 2002, and the defendants have not yet responded to the amended complaint. The Company’s management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company’s management does not believe that the disposition of these matters and the matters discussed above will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Contingencies:

The Internal Revenue Service is auditing the Company’s payroll tax returns for the year 2000. The Company expects this audit to be concluded in 2002. No amounts have been accrued in the financial statements for any liability that may result as the amount, if any, the Company will be required to pay related to this matter is not determinable.

The Company has pledged a portion of its cash as collateral for standby letters of credit, a bank guaranty and in the form of certificates of deposit that guarantee the future monthly lease payments for certain of its property leases. At December 31, 2001, the total amount of collateral pledged under these agreements was approximately $4.7 million, which consists of $4.0 million of standby letters of credit, $418,000 of certificates of deposit and $342,000 of bank guaranty.

The Company was audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt and should have been classified as non-exempt. As a result, for the year ended December 31, 2000, the Company recorded an estimated accrual in the amount of $3.0 million for the past wages that are due for overtime worked. Based on the overtime questionnaires the Company has received from the applicable employees and a revision to the methodology used to calculate overtime pay approved by the Department of Labor, the Company has revised the estimate for this liability to be $629,000 of which $507,000 has been paid through December 31, 2001. The Company anticipates that this matter will be resolved in 2002.

Note 9:  Income Taxes

The provision for income taxes consists of the following components (in thousands):

	2001	2000	1999
Current	$(664)	$(137)	$—
Deferred	—	—	—

	$(664)	$(137)	$—

The current income tax expense in the year ended December 31, 2001 and December 31, 2000 is related to the Company’s international operations and withholding taxes.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2001	2000	1999
Income tax (provision) / benefit at federal statutory rate of 35%	$175,495	$99,728	$28,070
Nondeductible goodwill	(96,896)	(46,706)	(8,237)
Acquisition costs	1,297	(5,079)	(1,099)
Nondeductible charges for purchased research and development	—	(28,035)	(3,220)
Change in valuation allowance resulting from items other than those attributable to paid-in capital and acquisition adjustments	(79,898)	(16,949)	(14,305)
Other	(662)	(3,096)	(1,209)

Net tax (provision)/benefit	$(664)	$(137)	$0

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

The tax effect of temporary differences and net operating loss carry forwards that give rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2001	2000
Deferred tax assets:
Current	$8,030	$4,175
Non-current
Net operating loss carryforward	381,247	375,240
Tax credit carryforward	14,607	8,645
Deferred revenue	1,292	5,366
Deductible acquisition costs, net	5,521	5,140
Unrealized investment losses	2,516	5,501
Depreciation and amortization	3,824	10,595
Loss due to investment impairment	35,321	—
Deductible warrants held by third parties	5,723	—
Other, net	3,570	7,747

Total non-current	453,621	418,234

Total gross deferred tax assets	461,651	422,409

Deferred tax liabilities:
Non-current
Other unrealized income	11,447	6,924
Identifiable intangibles	14,726	26,127

Total gross deferred liabilities	26,173	33,051

Net deferred tax asset	435,478	389,358

Valuation allowance	(435,478)	(389,358)

Net deferred tax asset balance	$—	$—

At December 31, 2001 and 2000, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 2001 and 2000, was $46.1 million and $325.1 million respectively.

As of December 31, 2001, the Company’s U.S. federal net operating loss carryforward for income tax purposes was approximately $1.1 billion. If not utilized, the federal net operating loss carryforwards will expire between 2011 and 2021. Changes in ownership, as defined by Section 382 of the Code, may limit the amount of net operating loss carryforwards used in any one year. The Company’s federal research tax credit carryforwards for income tax purposes are approximately $14.6 million. If not utilized, the federal tax credit carryforwards will expire between 2011 and 2021.

Federal net operating losses of approximately $815 million as of December 31, 2001 are the result of the exercise of certain employee stock options and warrants. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

Note 10:  Restructuring Charges

Restructuring charges were $17.4 million, $2.3 million and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its organizational structure. This initiative involved the reduction of employee staff by approximately 375 positions throughout the Company in managerial, professional, clerical and technical roles and also the closure of its Seattle, Mountain View and Montreal facilities. As of December 31, 2001, the restructuring plan has been substantially completed. As of December 31, 2001, 372 employees had been terminated and actual termination benefits paid were $2.4 million.

The Company recorded a restructuring charge of $2.3 million in the year ended December 31, 2000 for the closures of the Dallas, Texas and Ottawa, Canada facilities. These facilities were acquired through acquisition and duplicated operations that were available at the Company’s Bellevue headquarters.

The restructuring charges for the years ended December 31, 2001 and 2000 are as follows (in thousands):

Type of Charge	Restructuring Charge for the Year ended December 31, 2001	Restructuring Charge for the Year ended December 31, 2000
Severance and related costs	$2,503	$782
Lease termination penalties	—	583
Leasehold improvements and other asset disposal costs	6,980	957
Estimated future lease losses	7,909	—

	$17,392	$2,322

Severance and related costs are comprised of payments for all employees to be terminated in connection with the operational restructuring. Severance and related costs do not include any amounts for employment related services prior to termination.

Lease termination penalties are costs that the Company paid to terminate the leases on the Company’s Dallas and Ottawa facilities in 2000.

Leasehold improvement and other asset disposal costs are comprised of the write off of improvements made to the Company’s vacated Seattle and Montreal facilities. For assets to be disposed of, the Company estimated the fair value based on expected salvage value less costs to sell. The Company is actively seeking third party buyers for the assets held for disposal.

Estimated future lease losses include future operating lease costs net of probable sublease income from the closure of the Company’s Seattle and Mountain View facilities and a portion of the Company’s Montreal facility. In negotiations with potential sublessees, the Company determined that due to current economic conditions and vacancy rates the properties would not be subleased at a rate that would provide for full recovery of future lease payments. Accordingly, a charge for the difference between the future lease costs and the expected sublease income was recorded at the time the Company made the decision to abandon the property.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

As of December 31, 2001, the accrued liability associated with the restructuring related charges was $5.9 million and consisted of the following (in thousands):

	Severance and related costs	Lease termination penalties	Asset disposal costs	Estimated future lease losses
Reserve balance at December 31, 1999	$—	$—	$—	$—
2000 accrual	782	583	316	—
Payments during 2000	(485)	(583)	(62)	—
Non-cash charges	—	—	—	—

Reserve balance at December 31, 2000	297	—	254	—
2001 accrual	2,618	—	838	7,909
Adjustments	(115)	—	(225)	—
Payments during 2001	(2,667)	—	(694)	(2,256)
Non-cash charges	—	—	(108)	—

Reserve balance at December 31, 2001	$133	$—	$65	$5,653

All reserve amounts are expected to be paid during 2002 and are included in accrued expenses and other current liabilities.

Note 11:  Information on Products and Services

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company generates substantially all of its revenues through integrated technology and services delivered through a common physical infrastructure, and therefore the Company has only one reportable segment. Substantially all of the Company’s long-lived assets are physically located within the United States.

For 2001 and prior, total operating expenses were controlled centrally, based on established budgets by operating department. In addition, assets, technology, and personnel resources of the Company were shared and utilized for all of the Company’s service offerings. These resources were allocated based on contractual requirements, the identification of enhancements to the current service offerings, and other non-financial criteria. The Company does not prepare operating statements by revenue source or business area. The Company does not account for, and does not report to management, its assets or capital expenditures by revenue source or business area.

Revenue Information:

In the years ended December 31, 2001, 2000 and 1999, the Company’s revenues were derived from its products and application services delivered to merchants and on wireline and broadband and wireless platforms. These products and services generated revenues from payment transaction fees, licensing fees, subscription fees, advertising and development and integration fees. Contracts with customers often utilize both consumer and

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

commerce products and services and include revenue from more than one revenue source and more than one type of revenue. Business area revenue information is as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Wireline and broadband revenues	$90,388	$156,877	$56,140
Merchant revenues	39,819	36,882	15,177
Wireless revenues	31,714	20,771	663

Total revenues	$161,921	$214,530	$71,980

Geographic revenue information:

	Year Ended December 31,
	2001	2000	1999
	( in thousands)
United States	$145,883	$194,912	$71,604
International	16,038	19,618	376

	$161,921	$214,530	$71,980

Note 12:  Related-Party Transactions

From time to time, the Company has made investments in private and public companies for business and strategic purposes. In the normal course of business, the Company has entered into agreements to provide various promotional services for some of these companies.

The Company has entered into certain agreements with related parties as described below. The Company recognizes revenue from its advertising, licensing and distribution agreements with related parties on the same basis as it recognizes revenue from similar agreements with unrelated parties.

The Company entered into an agreement with netgenShopper.com, Inc. (Netgen) whose majority owner is related to the Company’s Chief Executive Officer. Netgen was acquired by Respond.com in June 2001. Under the terms of the agreement the Company paid a development fee of $400,000 in 1999. This was recognized as product development expense in 1999. This agreement includes performance warrants. The Company recognized $1.7 million and $7.3 million of revenue in 2001 and 2000, respectively. This includes $1.5 million in 2001 and $2.8 million in 2000 of warrant revenue. The valuation of the warrant revenue was based on the fair value of the warrant during the period it was earned. The fair value was determined using the Black Scholes valuation method.

On June 28, 2001, the Company purchased 4,000,000 shares of preferred stock of Vendaria, Inc. valued at $2.0 million. The investment valuation price was determined by prices paid by other independent investors who invested in Vendaria in the same round of financing as the Company. The Company entered into separate content provider and promotion agreements with Vendaria on May 24, 2001, which was prior to the equity investment. The Company recognized revenues of $1.2 million for the year ended December 31, 2001 under this agreement.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

On June 7, 2001, the Company purchased 2,500,000 shares of preferred stock of Yaga, Inc. valued at $5.0 million. The investment valuation price was determined by prices paid by other independent investors who invested in Yaga in the same round of financing as the Company. The Company entered into a separate promotion agreement with Yaga on May 25, 2001, which was prior to the equity investment. The Company recognized revenues of $3.0 million for the year ended December 31, 2001 under this agreement.

On May 30, 2001, the Company purchased 1,538,462 shares of common stock of Altura International valued at $5.0 million. The investment valuation price for the common stock was determined through an independent third-party valuation of Altura. The Company entered into a separate promotion agreement with Altura. The Company recognized revenues of $4.0 million for the year ended December 31, 2001 under this agreement.

On May 23, 2001, the Company purchased 1,730,769 shares of preferred stock of PhotoPoint Corp. (USA) valued at $2.9 million and received fully-vested warrants to purchase 865,385 shares of PhotoPoint’s common stock for $1.36 per share. The investment valuation price for the preferred stock was determined by prices paid by other independent investors who invested in PhotoPoint in the same round of financing, which initial funding was completed in December 2000. The Company entered into a separate advertising agreement with PhotoPoint. The Company recognized revenues of $3.4 million for the year ended December 31, 2001 under this agreement.

During 2000 and 1999, Go2Net recognized revenues of approximately $580,000 and $610,000, respectively, under advertising and licensing agreements with DirectWeb, Inc. the chief executive officer of which was a member of the Go2Net Board of Directors. Go2Net also recognized revenues of approximately $173,000 and $53,000 in 2000 and 1999, respectively, under an advertising agreement with Mercata, Inc. Vulcan Ventures was a minority shareholder of the Company and was the majority shareholder in Mercata, Inc. at the time of the Go2Net investment.

On August 7, 2000, Go2Net acquired 670,167 shares of common stock of TheStreet.com and received an option to buy 7.45% of the outstanding common stock. The stock and option were valued at $4.1 million. The investment valuation was equal to the ten-day average trading price of TheStreet.com shares immediately prior to the closing date. In conjunction with the equity investment, Go2Net entered into an advertising, marketing and distribution agreement with TheStreet.com. Go2Net recognized revenues of $1.3 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures was a minority shareholder of TheStreet.com at the time of the Go2Net investment.

On August 2, 2000, Go2Net acquired 10,000 shares of preferred stock of HealthAnswers, Inc. valued at $10.0 million. The investment valuation price was determined by prices paid by other independent investors who invested in HealthAnswers, Inc., in the same round of financing as Go2Net. Go2Net entered into a separate distribution and marketing agreement with HealthAnswers, Inc., prior to the equity investment, on February 17, 2000. Go2Net recognized revenues of $3.6 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures was a minority shareholder of HealthAnswers, Inc. at the time of the Go2Net investment.

On June 29, 2000, Go2Net acquired 1,623,377 shares of preferred stock of Sandbox.com valued at $10.0 million. The investment valuation price was determined by prices paid by other independent investors in the round of financing completed just prior to the Go2Net investment. In conjunction with the equity investment Go2Net entered into a strategic alliance agreement with Sandbox.com to distribute and market certain content. Go2Net recognized revenues of $2.7 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures was a minority shareholder of Sandbox.com at the time of the Go2Net investment. InfoSpace recognized the balance of the revenue of $845,000 in 2001.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

On June 13, 2000, Go2Net acquired 1,624,959 shares of preferred stock of iMandi Corporation valued at $5.0 million. The investment valuation price was determined by prices paid by other independent investors who invested in iMandi in the same financing round as Go2Net. In conjunction with the equity investment Go2Net entered into an advertising, marketing and distribution agreement with iMandi Corporation. Go2Net recognized revenues of $1.0 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures was a minority shareholder of iMandi Corporation at the time of the Go2Net investment. InfoSpace recognized $1.6 million in revenue in 2001 from services provided to iMandi.

On February 29, 2000, Go2Net acquired 3,086,095 shares of preferred stock of AskMe.com and received fully vested warrants to acquire an additional 202,000 shares of common stock. The stock and warrants were valued at $10.1 million. The stock investment valuation was determined by prices paid by other independent investors who invested in AskMe.com (XpertSite) in the same round of financing as Go2Net. The warrant valuation was determined using the Black Scholes valuation method on the date the warrants were received. In conjunction with the equity investment Go2Net entered into a marketing and distribution agreement with XpertSite. Go2Net recognized revenues of $2.1 million for the year ended December 31, 2000 under this agreement. Revenue associated with these warrants is recognized on a straight-lined basis over the life of the agreement. Vulcan Ventures was a minority shareholder of XpertSite at the time of the Go2Net investment. In 2001, InfoSpace received 1,543,048 shares of preferred stock in XpertSite for payment of services provided by InfoSpace and for termination of the agreement between Go2Net and XpertSite. InfoSpace valued the shares at the last round of financing less a discount. InfoSpace recognized $3.7 million of revenue in 2001 for these services.

On February 7, 2000, Go2Net acquired 130,000 shares of common stock of National Discount Brokers (NDB) and received warrants to acquire an additional 130,000 shares of common stock. The warrants have been exercised and all the shares of common stock have been sold as of December 31, 2000. The stock and exercised warrants were valued at $7.8 million which was based on the value on the purchase date. In conjunction with the equity investment Go2Net entered into an advertising, marketing, distribution and license agreement with NDB. Go2Net recognized revenues of $6.5 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures was a minority shareholder of NDB at the time of the Go2Net investment. Go2Net’s former chief executive officer was a board member of NDB. InfoSpace recognized $6.0 million in revenue in 2001 from services provided to NDB.

In July 1999, Go2Net acquired 896,057 shares of common stock of CommTouch Software, LTD. (CommTouch) and received warrants to acquire an additional 1,136,000 shares of common stock. The stock and warrants were valued at $22.3 million. The investment valuation was based on the market price for this publicly traded stock. In conjunction with the equity investment, Go2Net received one seat on the CommTouch board of directors and entered into a distribution and marketing agreement with CommTouch. Vulcan Ventures was a minority shareholder of CommTouch at the time of the Go2Net investment. Go2Net recognized $3.2 million and $1.1 million of revenue associated with the warrants in 2000 and 1999, respectively. InfoSpace recognized $3.0 million of revenue in 2001 from the amortization of deferred revenue from these warrants. Although InfoSpace has the rights to one board seat, that seat is presently vacant and the Company does not presently intend to appoint anyone to that seat.

In July 1999, Go2Net acquired 428,571 shares of common stock of Click2Learn, Inc. (Click2Learn) and received warrants to acquire an additional 428,571 shares of common stock. The stock and warrants were valued at $3.2 million. The investment valuation was based on the market price for this publicly traded stock. In conjunction with the equity investment, Go2Net entered into a three-year marketing, distribution, licensing and

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2001, 2000 and 1999

co-branding partnership with Click2Learn. Vulcan Ventures was a majority shareholder of Click2Learn at the time of the Go2Net investment. Go2Net recognized $2.7 million and $577,000 of revenue associated with the warrants in 2000 and 1999, respectively.

During the year ended December 31, 1999, the Company sold advertising resulting in revenue of $580,912 to other entities in which the Company’s chief executive officer had equity interests.

Note 13:  Employee Benefit Plan

The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company matches employees’ contributions at the discretion of the Company’s Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

Note 14:  Subsequent Events

Business Combinations:

On February 8, 2002 the Company acquired substantially all of the technology and intellectual property of eCash Technologies, Inc., a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 1,064,815 shares of the Company’s common stock.

Stockholders’ Equity:

On January 15, 2002, the Company offered a limited non-compulsory exchange of stock options to its employees. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options in the future under the 1996 Plan. Options eligible to be tendered were all options to purchase InfoSpace common stock with an exercise price of $10.00 or more per share. The exchange offer period expired on February 15, 2002, and the Company accepted for exchange options covering 12,734,035 shares of common stock. The Company will grant to each participating employee a new option to purchase one share of InfoSpace common stock for every ten shares of common stock underlying the exchanged options. In addition, each participating employee may also receive an additional option, granted at the discretion of the Board of Directors, to purchase a number of shares determined in accordance with our compensation policies and practices. The exercise price of the new options will be equal to the fair market value of InfoSpace shares on the date the new options are granted, which is expected to be on August 20, 2002. The new options will be 25% vested on the date of grant and the remaining 75% will vest in equal monthly installments over the three-year period following the grant date. The Company expects to grant new options covering approximately 3.1 million shares of common stock.

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

ITEM 10.    Executive Officers and Directors of the Registrant

The information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading “Election of Directors.”

Information regarding our executive officers is included in Part I under the caption “Executive Officers of the Registrant” and is incorporated by reference into this Item.

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement under the heading “Additional Information Relating to Directors and Officers of the Company.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our proxy statement under the heading “Additional Information Relating to Directors and Officers of the Company—Certain Relationships and Related Transactions.”

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 53 of this report.

2.    Financial Statement Schedules.

All financial statement schedules required by 14(a)(2) have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits

Number	Description

3.1(1)	Restated Certificate of Incorporation of the registrant.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(1)	Restated Bylaws of the registrant.

4.1(3)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock.

4.2(4)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock.

10.1(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.

10.2(5)	Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option Grant Program for nonemployee directors under the Restated 1996 Flexible Stock Incentive Plan.

10.3(1)	1998 Employee Stock Purchase Plan.

10.4(1)	Form of Common Stock and Common Stock Warrant Purchase Agreements, dated May 21, 1998, between the registrant and each of Acorn-Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.5(1)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.6(1)	Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.7(1)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.8(1)	Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.9(1)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.10(1)
Form of Amendment to Common Stock and Common Stock Warrant Purchase Agreements, dated August 6, 1998, between the Registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.11(6)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC.

10.12(6)	Letter Agreement with Naveen Jain, dated February 10, 2000.

10.16(7)	Stock Purchase Agreement dated September 10, 2001, between the Registrant and Vulcan Ventures Incorporated.

10.17(8)	2001 Nonstatutory Stock Option Plan.

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

24.1	Power of Attorney (contained on the signature page hereto).

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended March 31, 2000.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.

(6)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 11, 2001.

(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the Registrant on April 6, 2001.

(b)  Reports on Form 8-K

None.

(c)  Exhibits

See Item 14 (a) above.

(d)  Financial Statements and Schedules.

See Item 14 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 22nd of March, 2002.

INFOSPACE, INC.
By:	/S/ NAVEEN JAIN
Naveen Jain, Chief Executive Officer and Chairman
Date:	March 22, 2002

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

Signature	Title	Date

/s/ NAVEEN JAIN Naveen Jain	Chairman and Chief Executive Officer (Principal Executive Officer)	March 22, 2002

/s/ TAMMY D. HALSTEAD Tammy D. Halstead	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2002

/S/ EDMUND O. BELSHEIM JR. Edmund O. Belsheim Jr.	President, Chief Operating Officer and Director	March 22, 2002

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Director	March 22, 2002

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	March 22, 2002

Rufus W. Lumry, III	Director	March 22, 2002

/s/ WILLIAM D. SAVOY William D. Savoy	Director	March 22, 2002

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	March 22, 2002

INDEX TO EXHIBITS

Number	Description

3.1(1)	Restated Certificate of Incorporation of the registrant.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(1)	Restated Bylaws of the registrant.

4.1(3)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock.

4.2(4)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock.

10.1(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.

10.2(5)	Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option Grant Program for nonemployee directors under the Restated 1996 Flexible Stock Incentive Plan.

10.3(1)	1998 Employee Stock Purchase Plan.

10.4(1)	Form of Common Stock and Common Stock Warrant Purchase Agreements, dated May 21, 1998, between the registrant and each of Acorn-Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.5(1)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.6(1)	Form of Co-Sale Agreements, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.7(1)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.8(1)	Common Stock Purchase Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.9(1)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.10(1)
Form of Amendment to Common Stock and Common Stock Warrant Purchase Agreements, dated August 6, 1998, between the Registrant and each of Acorn Ventures-IS, LLC, Kellett Partners, LLP and John and Carolyn Cunningham.

10.11(6)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC.

10.12(6)	Letter Agreement with Naveen Jain, dated February 10, 2000.

10.16(7)	Stock Purchase Agreement dated September 10, 2001, between the Registrant and Vulcan Ventures Incorporated.

10.17(8)	2001 Nonstatutory Stock Option Plan.

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

24.1	Power of Attorney (contained on the signature page hereto).

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarter ended March 31, 2000.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.

(6)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 11, 2001.

(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the Registrant on April 6, 2001.