Form 10-Q
period 2002-03-31
INFOSPACE INC
filed 2002-05-15
CIK 1068875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the three months period ended March 31, 2002
                                or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________ to _________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
             Class                                        April 30, 2002
             -----                                        --------------
Common Stock, Par Value $.0001                              309,120,082

                                 INFOSPACE, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item 1. -- Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and
                 December 31, 2001.....................................................   3

         Consolidated Statements of Operations and Comprehensive Loss for the Three
                 Months Ended March 31, 2002 and 2001..................................   4

         Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2002 and 2001...............................................   5

         Notes to Consolidated Financial Statements ...................................   6

Item  2. -- Management's Discussion and Analysis of Financial Condition and Results
            of Operations

         Overview......................................................................  16

         Results of Operations.........................................................  21

         Liquidity and Capital Resources...............................................  26

         Factors Affecting Our Operating Results, Business Prospects and
            Market Price of Stock......................................................  27

                           Part II - Other Information

Item 1. - Legal Proceedings............................................................  35

Items 2 through 4 are not applicable with respect to the current reporting period.

Item 5. - Other Information............................................................  38

Item 6. - Exhibits and Reports on Form 8-K.............................................  38

Signature..............................................................................  39

Item 1. - Financial Statements

                                 INFOSPACE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,    December 31,
                                                                                       2002          2001
                                       ASSETS                                       (unaudited)
                                                                                    -----------   ------------
                                                                                      (Amounts in thousands,
                                                                                         except share data)
Current assets:
     Cash and cash equivalents ..................................................   $    96,150    $   118,561
     Short-term investments, available-for-sale .................................       113,475         80,319
     Accounts receivable, net ...................................................        21,983         16,305
     Notes and other receivables, net ...........................................        26,013         27,197
     Prepaid expenses and other current assets ..................................         9,600          8,239
                                                                                    -----------    -----------
         Total current assets ...................................................       267,221        250,621
Long-term investments, available-for-sale .......................................        65,702         94,891
Property and equipment, net .....................................................        38,742         39,443
Other long term assets ..........................................................         1,160          1,403
Other investments ...............................................................        30,934         47,087
Goodwill, net ...................................................................       153,948        356,476
Other intangible assets, net ....................................................        41,744         47,084
                                                                                    -----------    -----------
    Total assets ................................................................   $   599,451    $   837,005
                                                                                    ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...........................................................   $     7,076    $     9,139
     Accrued expenses and other current liabilities .............................        26,273         25,791
     Deferred revenue ...........................................................        13,458         15,794
                                                                                    -----------    -----------
         Total current liabilities ..............................................        46,807         50,724

     Long-term deferred revenue .................................................         2,997          3,693
                                                                                    -----------    -----------
         Total liabilities ......................................................        49,804         54,417

Commitments and contingencies (Note 8)
Stockholders' equity:
     Preferred stock, par value $.0001- Authorized, 15,000,000 shares; issued
     and outstanding, 2 shares ..................................................            --             --
     Common stock, par value $.0001- Authorized, 900,000,000 shares; issued and
     outstanding, 309,117,356 and 307,789,299 shares ............................            31             31
     Additional paid-in capital .................................................     1,704,797      1,702,522
     Accumulated deficit ........................................................    (1,151,227)      (910,725)
     Deferred expense--warrants .................................................          (476)          (680)
     Unearned compensation ......................................................        (4,122)        (7,881)
     Accumulated other comprehensive income (loss) ..............................           644           (679)
                                                                                    -----------    -----------
         Total stockholders' equity .............................................       549,647        782,588
                                                                                    -----------    -----------
    Total liabilities and stockholders' equity ..................................   $   599,451    $   837,005
                                                                                    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                                 INFOSPACE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   Three Months Ended March 31, 2002 and 2001
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                   2002         2001
                                                                                ---------    ---------
                                                                                (Amounts in thousands,
                                                                                except per share data)
Revenues (including related party revenues of $813 and $8,406) ...............  $  33,144    $  46,565
Cost of revenues .............................................................      9,663       11,721
                                                                                ---------    ---------
         Gross profit ........................................................     23,481       34,844
Operating expenses:
     Product development .....................................................      9,427       11,787
     Sales, general and administrative .......................................     27,096       36,127
     Amortization of goodwill ................................................         --       58,749
     Amortization of other intangible assets .................................      5,914        5,148
     Acquisition and other related charges ...................................         --          889
     Other charges ...........................................................        (50)         (50)
     Restructuring charges ...................................................         --        1,717
                                                                                ---------    ---------
         Total operating expenses ............................................     42,387      114,367
                                                                                ---------    ---------
         Loss from operations ................................................    (18,906)     (79,523)
Loss on investments ..........................................................    (16,911)     (47,599)
Other income, net ............................................................      2,078        5,983
                                                                                ---------    ---------
Loss before income tax expense, minority interest and cumulative effect
of changes in accounting principle ...........................................    (33,739)    (121,139)
Minority interest ............................................................         --           17
Income tax expense ...........................................................        144           50
                                                                                ---------    ---------
Loss before cumulative effect of changes in accounting principle .............    (33,883)    (121,206)
Cumulative effect of changes in accounting principle .........................   (206,619)      (3,171)
                                                                                ---------    ---------
Net loss .....................................................................  $(240,502)   $(124,377)
                                                                                =========    =========
Basic and diluted net loss per share:
  Prior to cumulative effect of changes in accounting principle ..............  $   (0.11)   $   (0.37)
  Cumulative effect of change in accounting principle ........................      (0.67)       (0.01)
                                                                                ---------    ---------
Basic and diluted net loss per share .........................................  $   (0.78)   $   (0.38)
                                                                                =========    =========

Shares used in basic and diluted net loss per share calculation ..............    308,600      323,299
                                                                                =========    =========

Net loss .....................................................................  $(240,502)   $(124,377)
  Foreign currency translation adjustment ....................................      1,622          238
  Unrealized loss on investments .............................................       (299)     (10,073)
                                                                                ---------    ---------

Comprehensive loss ...........................................................  $(239,719)   $(134,212)
                                                                                =========    =========

See accompanying notes to unaudited consolidated financial statements

                                 INFOSPACE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2002         2001
                                                                                   ---------    ---------
                                                                                   (Amounts in thousands)
Operating activities:
     Net loss ..................................................................   $(240,502)   $(124,377)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and other amortization ...................................      10,744       68,187
         Warrant and stock related revenue .....................................        (752)      (9,517)
         Warrant expense .......................................................         204          203
         Stock-based compensation expense ......................................       3,543          672
         Bad debt expense (recovery) ...........................................        (237)       2,094
         Non-cash loss on investments ..........................................      16,911       47,616
         Other charges .........................................................         (50)         (50)
         Minority interest .....................................................          --           17
         Loss on disposal of assets ............................................         157           --
         In-process research and development ...................................          --          600
         Business acquisition costs ............................................          --          289
         Cumulative effect of changes in accounting principle ..................     206,619        3,171
         Cash provided (used) by changes in operating assets and liabilities:
             Accounts receivable ...............................................      (5,441)      10,206
             Other receivables .................................................       1,184      (15,282)
             Prepaid expenses and other current assets .........................      (1,464)       3,112
             Other long-term assets ............................................         243        1,314
             Accounts payable ..................................................      (2,063)        (670)
             Accrued expenses and other current liabilities ....................         201       (2,218)
             Deferred revenue ..................................................      (2,263)      (5,742)
                                                                                   ---------    ---------
         Net cash used by operating activities .................................     (12,966)     (20,375)
     Investing activities:
         Business acquisitions .................................................      (2,512)        (537)
         Purchase of minority interest in Venture Fund .........................          --      (16,335)
         Purchase of intangible assets .........................................        (100)          --
         Purchase of property and equipment ....................................      (2,389)      (5,407)
         Short-term investments, net ...........................................     (33,156)     114,438
         Long-term investments, net ............................................      28,116      (49,320)
                                                                                   ---------    ---------
         Net cash provided (used) by investing activities ......................     (10,041)      42,839
     Financing activities:
         Proceeds from issuance of ESPP shares .................................         549        1,117
         Proceeds from exercise of options and warrants ........................          47        5,944
         Payments of debt assumed from acquisitions ............................          --       (3,075)
                                                                                   ---------    ---------
         Net cash provided by financing activities .............................         596        3,986
                                                                                   ---------    ---------
     Net increase (decrease) in cash and cash equivalents ......................     (22,411)      26,450
     Cash and cash equivalents:
         Beginning of period ...................................................     118,561      153,913
                                                                                   ---------    ---------
         End of period .........................................................   $  96,150    $ 180,363
                                                                                   =========    =========
     Supplemental disclosure of noncash activities
                Acquisitions from purchase transactions:
                Stock issued ...................................................   $   1,895    $  88,772
                Net liabilities acquired .......................................          --       (1,569)

See accompanying notes to unaudited consolidated financial statements.

                                 INFOSPACE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace) is a provider of wireless and Internet software and application services. The Company delivers a wireless and Internet platform of software and application services that enable companies to offer network-based services under their own brands. The Company provides its services across multiple platforms simultaneously. The Company develops and delivers its products and application services to a broad range of customers that span each of its business areas of wireline, merchant and wireless.

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from estimates.

2.   Cumulative effect of change in accounting principle

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. In accordance with SFAS No. 142, the Company evaluated the classification of its intangible assets using the criteria of SFAS No. 141, which resulted in $1.0 million of intangible assets (comprised entirely of assembled workforce intangibles) being classified into goodwill at January 1, 2002.

     SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. The Company evaluated its other intangible assets, including core technology, customer lists, and other, and determined that substantially all such assets have definite lives. As of March 31, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $313,000. This amount is included in Goodwill, net on the Company's consolidated balance sheet as of March 31, 2002.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase, required to be completed by December 31, 2002, measures the impairment. The Company completed both phases of impairment analysis during the three months ended March 31, 2002 and determined that a portion of the value of its recorded goodwill was impaired as of January 1, 2002. Accordingly, the Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on independent valuations of the Company's reporting units as of January 1, 2002 using a combination of the Company's quoted stock price and projections of future discounted cash flows for each reporting unit.

The following table provides information about activity in goodwill, net by reporting unit for the period from December 31, 2001 to March 31, 2002 (in thousands):

                                                     Wireline       Merchant    Wireless       Total
------------------------------------------------------------------------------------------------------
Goodwill, net December 31, 2001                     $  66,404       $ 94,726    $ 195,346    $ 356,476
Assembled workforce reclassification                       80             99          832        1,011
Domain name and trademark reclassifications                89             62           62          213
Cumulative effect of adopting SFAS No. 142            (66,484)            --     (140,135)    (206,619)
                                                    ---------       --------    ---------    ---------
Goodwill, net January 1, 2002                              89         94,887       56,105      151,081
Goodwill associated with eCash acquisition                                          2,767        2,767
Purchase of indefinite lived intangible asset             100             --           --          100
                                                    ---------       --------    ---------    ---------
Goodwill, net March 31, 2002                        $     189       $ 94,887    $  58,872    $ 153,948
                                                    =========       ========    =========    =========

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                                                Three months ended,
Net loss:                                                              March 31, 2002       March 31, 2001
     Reported net loss                                                   $ (240,502)           $(124,377)
     Cumulative effect of change in accounting principle                    206,619                   --
     Goodwill amortization                                                       --               58,749
                                                                         ----------            ---------
          Adjusted net loss                                              $  (33,883)           $ (65,628)
                                                                         ==========            =========

Basic and diluted loss per share
     Reported loss per share                                             $    (0.78)           $   (0.38)
     Cumulative effect of change in accounting principle                       0.67
     Goodwill amortization                                                       --                 0.18
                                                                         ----------            ---------
          Adjusted basic and diluted loss per share                      $    (0.11)           $   (0.20)
                                                                         ==========            ---------

Other intangible assets consisted of the following (in thousands):

                                         March 31, 2002                               December 31, 2001
---------------------------------------------------------------------------------------------------------------------
                          Gross         Accumulated           Other        Gross        Accumulated         Other
                         carrying       amortization       intangible     carrying      amortization     intangible
                          amount                           assets, net     amount                        assets, net
---------------------------------------------------------------------------------------------------------------------
Domain names and         $    --          $     --          $     --      $    600             (387)             213
trademarks
Assembled                     --                --                --         1,887             (876)           1,011
workforce
Core technology           62,714           (36,968)           25,746        61,074          (32,828)          28,246
Customer lists            16,755            (6,591)           10,164        16,700           (5,753)          10,947
Other                      6,667              (833)            5,834         6,667               --            6,667
                         -------          --------          --------      --------        ---------          -------
Total                    $86,136          $ 44,392          $ 41,744      $ 86,928        $ (39,844)         $47,084
                         =======          ========          ========      ========        =========          =======

Other intangible assets are scheduled to be fully amortized by 2007 with corresponding amortization expense estimated to be $12.7 million, $14.2 million $10.6 million, $3.3 million, $845,000 and $55,000 for the remainder of fiscal 2002, fiscal years 2003, 2004, 2005, 2006 and 2007 respectively.

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

3.  Acquisition

eCash Technologies, Inc. On February 8, 2002, the Company acquired certain assets of eCash Technologies, Inc. (eCash), a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 1,064,815 shares of the Company's common stock.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows:

                                                                           (in thousands)
Tangible assets acquired                                                   $          215

Fair value adjustments:
    Purchased technology                                                            1,640
    Customer contracts                                                                 55
                                                                           --------------
Fair value of net assets acquired                                          $        1,910
                                                                           ==============

Purchase price:
    Cash consideration                                                     $        2,700
    Acquisition costs                                                                  82
    Fair value of shares issued                                                     1,895
    Less fair value of net assets acquired                                         (1,910)
                                                                           --------------
Excess of purchase price over net assets acquired, allocated to goodwill   $        2,767
                                                                           ==============

The expected life of the core technology was assumed to be five years, after which substantial modification and enhancement would be required for the technology to remain competitive. The expected life of the customer contracts was assumed to be three and a half years, which is consistent with the expected cash flows from the customer contracts. The Company is amortizing the core technology and customer list over an estimated life of five years and three and a half years, respectively. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company's other indefinite-lived intangibles.

As of the date of the acquisition, the technology acquired from eCash was substantially complete and no material alterations or enhancements were under development. eCash focused on providing payment solutions that enable secure commerce on the Internet.

The Company's revenue assumptions were based on the stream of income that could be attributed to the eCash customer base assuming renewals, and the prospective customer base, assuming similar pricing.

The Company's expense assumptions included cost of revenues, which were estimated to be 105.5% of revenues for 2002 and decreasing to 11.7%, as revenues grow and costs of revenues are expected to remain relatively fixed. Research and development costs were estimated to be 187.6% in 2002 and decreasing to 12.0%. Sales and marketing combined with general and administrative expenses were estimated to be 94.3% in 2002 and thereafter decreasing to 32.5% in line with industry levels as customers adopt the technology, revenues grow and the Company capitalizes on economies of scale. However, cost of revenues, research and development and sales and marketing and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

While the Company believes that the assumptions discussed above were made in good faith and were reasonable when made, the assumptions may prove to be inaccurate, and there can be no assurance that the Company will realize the revenues, gross profit, growth rates, expense levels or other variables set forth in the Company's assumptions.

The Company does not expect to have the ability to calculate revenues specifically and exclusively attributable to the integrated eCash technology. The amount that the Company can charge customers for the use of these products and application services will be greatly influenced by market forces and competitors' pricing of their own integrated offerings.

4.  Loss on Investments

Loss on investments for the three months ended March 31, 2002 and 2001 consists of the following (in thousands):

                                                      Quarter ended March 31,
                                                        2002           2001
      Gain on Venture Fund investments                $     --      $    880
      Other-than-temporary investment impairments      (15,719)      (41,984)
      Decrease in fair value of warrants                (1,192)       (6,495)
                                                      --------      --------
                                                      $(16,911)     $(47,599)
                                                      ========      ========

From January 1, 2000 to March 31, 2001, the Company held a majority ownership in the InfoSpace Venture Capital Fund 2000 LLC (Venture Fund). Investments held by the Venture Fund were held at fair value, with changes in fair value reflected as gains and losses in the Consolidated Statement of Operations, as required by investment company accounting, which was carried forward in consolidation pursuant to Emerging Issues Task Force (EITF) Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation. The Company has recorded minority interest on the Balance Sheet and Statement of Operations for the employee-owned portion of the fund during the period the Venture Fund was active. On January 26, 2001 the Company's Board of Directors approved the liquidation of the Venture Fund. In the three months ended March 31, 2001, the Company disbursed $16.4 million to the accredited investors for their original investment amount, representing 100% of the accredited investor ownership.

5.  Stockholders' Equity

On January 15, 2002, the Company offered a limited non-compulsory exchange of stock options to its employees. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options in the future under the Company's1996 Restated Flexible Stock Incentive Plan. Options eligible to be tendered were all options to purchase InfoSpace common stock with an exercise price of $10.00 or more per share. The exchange offer period expired on February 15, 2002, and the Company accepted for exchange options covering 12,750,025 shares of common stock. The Company will grant to each participating employee a new option to purchase one share of InfoSpace common stock for every ten shares of common stock underlying the exchanged options. In addition, each participating employee may also receive an additional option grant, granted at the discretion of the Board of Directors, to purchase a number of shares determined in accordance with the Company's compensation policies and practices. The exercise price of the new options will be equal to the fair market value of InfoSpace shares on the date the new options are granted, which is expected to be on August 20, 2002. The new options will be 25% vested on the date of grant and the remaining 75% will vest in equal monthly installments over the three-year period following the grant date. The Company expects to grant new options covering approximately 3.1 million shares of common stock.

The Company had made an unrelated offer for exchange of stock options to its employees in October 2001. The Company terminated that offer in November 2001 due to failure of certain conditions for completion of the exchange. Accordingly, no options were cancelled, and no options or shares of restricted stock will be issued in connection with the prior offer.

6. Payroll Tax Receivable

As of March 31, 2002, the Company has $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, one of the Company's employees exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and the Company remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the employee was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. The Company, therefore, returned the federal income tax withholding to the employee and filed an amendment to its payroll tax return to request the tax refund.

7. Restructuring Charges

At March 31, 2002, the accrued liability associated with restructuring was $5.2 million. As of December 31, 2001, the accrued liability associated with restructuring charges was $5.9 million. All accrued restructuring charges are expected to be paid in the year ended December 31, 2002.

The accrued charges consisted of the following (in thousands):

                                             Severance and     Asset disposal   Estimated future
                                             related costs         costs          lease losses
Reserve balance at December 31, 2001             $133              $ 65             $5,653
Payments during 2002                               22                65                611
                                                 ----              ----             ------
Reserve balance at March 31, 2002                $111              $ --             $5,042
                                                 ====              ====             ======

The estimated future lease losses includes $4.4 million for a lease buyout payment in connection with the lease of the Company's former Seattle facility. This amount was paid in April 2002. The Seattle facility was the corporate headquarters of Go2Net prior to the Company's merger in October 2000. This buyout releases the Company of all future obligations under that lease.

8. Commitments and Contingencies

Litigation:

     On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its chief executive officer made false and misleading statements about the Company's business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company's chief financial officer as a defendant. On April 8, 2002, defendants filed a motion to dismiss the complaint for failure to state a claim. On April 11, 2002, plaintiffs filed a motion for leave of the Court to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants, which was granted on April 30, 2002. The amended complaint was filed on May 9, 2002. The Company's management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz
v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants current and former officers and directors of the Company and entities related to a few of the individual defendants; the Company is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted the Company's assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to the Company's obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company's Board of Directors, with the assistance of independent legal counsel, has investigated the complaint, and on March 22, 2002 filed a motion to terminate this derivative action.

On December 18, 2000, an employee filed a complaint against the Company in the United States District Court for the Western District of Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The suit also included a claim against Naveen Jain, the Company's Chief Executive Officer, for violations of the Racketeer Influenced Corrupt Organizations (RICO) Act. The employee contends that he agreed to work for the Company on the basis of an oral representation that he would be granted more stock options than any other employee (other than Mr. Jain). The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from the Company as well as equitable relief. On March 29, 2001, the court dismissed the plaintiff's claims for breach of the covenant of good faith and fair dealing. On March 1, 2002, the court dismissed the employee's claims for breach of contract, fraudulent and negligent misrepresentation with respect to the alleged promise that the employee would always have more stock options than any other InfoSpace employee, and violation of the RICO Act, and also denied certain other motions by the plaintiff. The only surviving claim is the plaintiff's allegation of fraudulent and negligent misrepresentation based on the alleged representation that the stock options received by the employee at the time he was hired were the most given to any employee of the Company (other than Mr. Jain). The parties are scheduled for trial on the surviving claim on June 24, 2002. The Company's management believes the Company has meritorious defenses to this claim but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow's sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington ("WSA"). Both parties moved for summary judgment on the merits of their respective claims, and those motions were denied. In February of 2002, Go2Net moved for summary judgment to dismiss Molino's equitable defenses of waiver and estoppel to Go2Net's WSA claim. Molino opposed that motion, and moved to dismiss Go2Net's WSA claim. On March 8, 2002, the court granted Go2Net's summary judgment motion and denied Molino's motion to dismiss. The case is scheduled to go to trial on July 1, 2002. The Company's management believes the Company has meritorious claims and defenses to the counter-claims but litigation is inherently uncertain and the Company may not prevail in this matter.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company's merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. All dispositive motions in this case are due on May 24, 2002. The Company has filed a motion for summary judgment on behalf of Authorize.Net and has asserted counterclaims against the plaintiffs. The Company's management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint was amended on December 20, 1999 to allege that the Company assumed the obligations of INEX under the alleged shareholders agreement as a result of the Company's acquisition of INEX on October 14, 1999. The plaintiff has agreed to dismiss the complaint with prejudice and release all claims against defendants in exchange for the defendants' agreement to forego collection of litigation costs assessed against the plaintiff to date in the suit. The parties have completed the settlement and an order dismissing the lawsuit was issued by the court on April 25, 2002.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company's current and former directors, and alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice two of the defendants, who are current directors of InfoSpace, from the action. The Company's management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company's management does not believe that the disposition of these matters and the matters discussed above will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Contingencies:

The Internal Revenue Service is auditing the Company's payroll tax returns for the year 2000. The Company expects this audit to be concluded in 2002. No amounts have been accrued in the financial statements for any liability that may result as the amount, if any, the Company will be required to pay related to this matter is not determinable.

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit, future monthly lease payments for certain of its property leases and a bank guaranty. At March 31, 2002, the total amount of collateral pledged under these agreements was approximately $4.9 million, which consists of $4.0 million of standby letters of credit, $546,000 of lease commitments and $342,000 of bank guaranty.

9. Related Party Transactions

Promotions and warrant revenues earned from companies in which the Company owns stock are considered related party revenues, including independent agreements entered into during the current year with companies the Company or Go2Net invested in during prior years. During the three months ended March 31, 2002, the Company made no new investments in private or public companies. From time to time, in the normal course of business, the Company has entered into agreements to provide various promotional services for companies in which the Company previously made an investment. In addition, the Company has deferred revenue from warrants that were earned from a company in which the Company has an investment. For the three months ended March 31, 2002, related party revenue was $813,000, compared to $8.4 million for the three months ended March 31, 2001.

10. Segment Information

During the first quarter of 2002, the Company began presenting information to its chief operating decision maker in three reportable segments representing the companies' three business units: wireline, merchant and wireless.

The Company measures the results of its reportable segments based on operating income or loss before depreciation, restricted stock-based compensation expense, amortization and impairment of intangibles, restructuring charges, non-recurring charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle, referred to as Pro forma income (loss). Included in the operating expenses for the wireless business unit for the three months ended March 31, 2002, are $1.5 million of transition charges related to the Giant Bear acquisition completed in December 2001.

Certain indirect expenses are allocated to the reportable segments based on internal usage measurements. The Company does not allocate certain indirect sales, general and administrative expenses, income taxes or interest income to the reportable segments.

Information on reportable segments and a reconciliation to consolidated net loss for the three months ended March 31, 2002 is presented below (in thousands). The Company has not provided information on reportable segments for 2001, as it is impracticable to do so.

                                                   Wireline       Merchant   Wireless     Corporate          Total
                                                  ------------------------------------------------------------------
Revenues                                            $14,439       $12,125    $  6,580     $       --      $   33,144
Operating expenses                                    8,322         8,762      10,061         10,031 (1)      37,176
Unallocated depreciation and non capitalized
  property, plant and equipment expense                  --            --          --          5,400 (2)       5,400
                                                    -------       -------    --------     ----------      ----------
Pro forma income (loss) from operations               6,117         3,363      (3,481)       (15,431)         (9,432)
Income tax expense                                                     --          --           (144)           (144)
Other income, net                                        --            --          --          2,078           2,078
                                                    -------       -------    --------     ----------      ----------

Pro forma net income (loss)                           6,117         3,363      (3,481)       (13,497)         (7,498)

Loss on equity investments                               --            --          --        (16,911)        (16,911)
Amortization of intangibles                              --            --          --         (5,914)         (5,914)
Other charges                                            --            --          --             50              50
Restricted stock compensation expense                    --            --          --         (3,610)         (3,610)
Cumulative effect of change in accounting
principle                                                --            --          --         (206,619)       (206,619)
                                                    -------       -------    --------     ----------      ----------

         Net loss                                   $ 6,117       $ 3,363    $ (3,481)     $(246,501)     $ (240,502)
                                                    =======       =======    ========      =========      ==========

(1) Unallocated corporate expenses include approximately $4.2 million of professional services (including $3.5 million of legal fees), $2.2 million of facility expenses, $2.0 million of salaries and benefits and $1.8 million of corporate insurance expense.

(2) Depreciation and non-capitalized property, plant and equipment expenses may be allocated to the reportable segments in future periods.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock" and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K"). You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

     InfoSpace, Inc. is a provider of wireless and Internet software and application services. We have developed and deliver a wireless and Internet platform of software and application services that enable companies to offer network-based services under their own brands. Our customers, in turn, offer these products and application services to their customers as their solutions. We provide our services across multiple platforms simultaneously, including PCs and non-PC devices.

     We develop and deliver our products and application services to a broad range of customers that span each of our business areas of wireline, merchant and wireless. In our wireline business, we deliver our services to Web portals such as America Online, destination sites such as Disney, and DSL providers such as Verizon Online. In our merchant business, we deliver our products to regional Bell operating companies such as Verizon Information Services, merchant banks such as Union Bank of California and Wells Fargo, and financial institutions such as American Express. In our wireless business, we deliver our products and application services to wireless carriers such as Cingular, Verizon Wireless, AT&T Wireless and Virgin Mobile, and other consumer service companies such as Charles Schwab.

We have development, operations and administrative facilities in: Bellevue, Washington; American Fork, Utah; Montreal, Canada; Papendrecht, The Netherlands; Woking, United Kingdom; and Sydney, Australia. We have data centers in Bellevue, Washington; Papendrecht, The Netherlands; and Rio de Janeiro, Brazil. We also have sales offices in San Francisco, California and New York City, New York. As of April 30, 2002, we had 735 employees worldwide.

     Our services are predominately built on our core technology platform and use the same operational infrastructure.

Our Business Areas

     We develop and deliver our products and services to a broad range of customers that span each of our business areas of wireline, merchant and wireless. The following provides detail on each of our business areas:

Wireline

     Through our wireline business area, we develop and deliver Internet services that are designed for high-speed broadband and dial-up narrowband websites. We enable our customers that include destination Web sites, businesses and broadband service providers, including digital subscriber line (DSL) companies, to offer their customers an array of private-labeled services. We deliver our services to Web sites that include America Online, Microsoft's MSN, NBCi, Lycos and Verizon Online, among others.

     InfoSpace's product offerings can help businesses attract customers, improve loyalty, create new revenue streams and monetize their customer base. Further, InfoSpace's services are private-labeled and delivered with each customer's logo, color scheme and navigation design, strengthening the value of the customer's brand. This ensures that our customers own the value relationship with their customer.

     Our wireline business unit is focused on delivering three main categories of products and application services: search, directory and broadband.

     . Web Search products are meta-search engines in that they simultaneously search many engines that we have integrated such as Alta Vista, Overture, About, FindWhat and Looksmart, among others, at the same time, producing fast, extensive results.

     . Directory services are an extension of search and include Internet products (white pages and classifieds) people use every day.

     . Broadband services are designed to take advantage of higher bandwidth networks and are targeted at the DSL and cable modem markets.

Merchant

     Our merchant business area develops and delivers applications and services that are designed to help merchants leverage Internet and wireless technologies to help attract customers, reduce costs, grow sales and conduct business, anywhere, anytime. These applications and services enable businesses to establish an online presence, promote their products and services, and conduct secure commerce using an Internet connected device. Our commerce services are privately branded for leading merchant banks and other merchant service providers who in turn offer these solutions to their business customers. InfoSpace's merchant services are available through a broad merchant reseller channel, including Verizon Information Services, one of the largest providers of products and services for small to medium sized businesses in the U.S., and major financial institutions such as American Express, Wells Fargo and Union Bank of California.

Our merchant business area is focused on payments, shopping, promotions and hosting.

     . Payment Solutions that enable merchants to authorize, process, and manage credit card and electronic check transactions on Internet-enabled mobile devices and personal computers.

     . Merchant promotions is primarily our yellow page services, and are distributed through leading Web sites and wireless carriers offering merchants expansive networks over which to promote their products and services.

     . Shopping services that offer a private-labeled, end-to-end solution designed to help partners increase traffic, build customer loyalty and drive additional revenue through offering a comparison-shopping service to their customers under their own brand.

     . Hosting solutions that provide merchants and Web developers with a flexible and scalable solution for establishing and building secure Web sites.

Wireless

     Through our wireless business area, we develop, deliver and support solutions enabling our carrier partners to deliver wireless data services to their subscribers under their own brand over current and next generation networks. With our wireless platform, wireless carriers can effectively manage and seamlessly deliver our private-labeled applications and services, third party applications and services and their own content and applications, to create a unique mobile data experience for their subscribers. Through our InfoSpace Speech Solutions group, we offer a multi-modal solution that leverages speech for input and query, combined with other display modes to optimize the wireless experience.

     InfoSpace provides its wireless solutions to leading companies worldwide, including wireless carriers such as Cingular Wireless, Verizon Wireless, AT&T Wireless, ALLTEL, Virgin Mobile and Deutsche Telekom's VoiceStream and consumer services companies such as Charles Schwab.

     InfoSpace's end-to-end wireless data solutions fall into two general areas: mobile data applications and application services.

     InfoSpace mobile data applications include messaging, information and productivity, and community and entertainment applications help wireless carriers to differentiate their offering with a compelling array of information and services people access every day - driving repeat usage. InfoSpace's multi-modal approach to wireless data enables the provisioning and delivery of services over a comprehensive range of network and device standards including SMS, WAP, HTML, voice & client application downloads for next generation wireless applications.

     InfoSpace Application services provide wireless-centric functionality to mobility applications. These services allow content providers and brands to reliably deliver information to mobile subscribers. Additionally, these tools create a framework for carriers to deploy seamless and integrated wireless data offerings as well as maintain the flexibility and control necessary to package and target them to unique segments of their subscriber base. At the same time, InfoSpace application services provide end-users with the ability to personalize the wireless data experience and make it their own.

Critical Accounting Policies and Estimates

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, other-than-temporary impairment of investments, and fair values used to record revenue related to advertising barter transactions and related party revenue transactions. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Approximately 33% of our assets as of March 31, 2002 consist of goodwill and other intangible assets, most of which have been acquired in business combinations and were recorded based on the fair value of the common stock we issued to effect those business combinations. We adopted SFAS No. 142 on January 1, 2002 and recorded a charge of $206.6 million to reduce the carrying value of our intangible assets to their estimated fair value as of January 1, 2002. Ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

     We have invested in public and private companies for business and strategic purposes. As of March 31, 2002, the carrying value of our publicly held and privately held investments was $8.4 million and $22.5 million, respectively. The determination as to whether a decline in the fair value of a publicly held security is other-than-temporary requires a considerable amount of judgment. However, determining whether other-than-temporary declines in the fair values of investments in the equity securities of private companies have occurred requires an even higher level of judgment due to the absence of an observable market price for the investment. We regularly review the status of our private company investees to determine whether such a decline has occurred. However, this determination involves various assumptions about the investee companies' business prospects in addition to an understanding of their capital structure and financing developments. To the extent the companies in which we have invested experience significant business difficulties in the future, we may record additional impairment charges beyond those incurred during the three months ended March 31, 2002.

     We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments in companies with publicly quoted market prices, we compare the market price to the investment's carrying value and, if the quoted market price is less than the investment's accounting basis for an extended period of time, generally six months, we then consider additional factors to determine whether the decline in fair value is other-than-temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, downgrading of a debt security by a rating agency, and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment's carrying value.

     A portion of our revenue is earned from advertising barter transactions. The determination of the fair value of consideration given and received requires judgment. For advertising barter transactions, we identify comparable cash transactions, as required by EITF Issue No. 99-17, to determine the amount of revenue and expense to be recorded for the advertising we receive and surrender in such transactions. We also record revenue from arrangements that contain multiple revenue-generating activities. In such arrangements, we recognize revenue for individual elements where evidence of the fair value of the individual elements exists. Where no such evidence exists, revenue is recognized for the individual components as one element.

Historical Results of Operations

     We have incurred losses since our inception and, as of March 31, 2002, we had an accumulated deficit of approximately $1.2 billion, which includes impairment and amortization of intangibles of approximately $780.8 million. For the three months ended March 31, 2002, our net loss was $240.5 million, including $206.6 million for the cumulative effect of a change in accounting principle, amortization of intangibles of $5.9 million and $16.9 million loss on investments. For the three months ended March 31, 2001, our net loss was $124.4 million, including $63.9 million in amortization of intangibles and $47.6 million loss on investments.

     We believe that our future success will depend largely on our ability to continue to offer products and application services to merchants and on wireline, wireless and broadband platforms that are attractive to our existing and potential future customers. Accordingly, we will need to, among other things:

     . develop and continually enhance our technology and products and services;

     .    continue to up-sell and retain our existing carrier partners;

     .    expand our base of international customers;

     . increase capital equipment expenditures to meet service level agreement requirements and build out redundant delivery infrastructure in North America, Europe and Asia; and

     . sell additional services to our existing merchants and merchant aggregator partners and grow our network of merchants.

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

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     Revenues. Our revenues are derived from our products and application services, which are delivered to end-users on wireline, wireless and broadband platforms and to merchants via merchant aggregators including merchant banks. We tailor agreements to fit the needs of our customers, which include merchant banks and aggregators, broadband providers, destination Web sites and wireless carriers, among others. Under any one agreement we may earn revenue from a combination of our products and application services.

     Revenues were $33.1 million in the quarter ended March 31, 2002 compared to $46.6 million for the three months ended March 31, 2001. The decline in total revenue from 2001 to 2002 reflects several factors including our decision in the first quarter of 2001 to de-emphasize direct-to-consumer properties including certain destination sites acquired in the Go2Net merger, our decision to not pursue agreements that are short term and comprised of non-recurring revenue streams, such as barter agreements, beginning in the third quarter of 2001, and declines in general economic conditions in the United States.

     Revenues for wireline were $14.4 million in the three months ended March 31, 2002 compared to $27.8 million in the three months ended March 31, 2001. The decline in total revenue reflects several factors including our decision in the first quarter of 2001 to de-emphasize direct-to-consumer properties including certain destination sites acquired in the Go2Net merger, our decision to not pursue agreements that are short-term and comprised of non-recurring revenue streams and declines in general economic conditions during the year.

     Revenues for merchant were $12.1 million in the three months ended March 31, 2002 compared to $9.9 million in the three months ended March 31, 2001. The growth is primarily due to the growth in the number of merchants using and transactions being processed on our payment platform and new long-term agreements for our merchant promotion services in the US and Canada. Verizon Information Services accounted for more than 10% of our total revenues for the three months ended March 31, 2002.

     Revenues for wireless were $6.6 million in the three months ended March 31, 2002 compared to $8.8 million in the three months ended March 31, 2001. The change reflects the slower than anticipated adoption of wireless data services due to current limitations such as slow data speeds and usability and reduced spending by wireless carriers due to declines in general economic conditions. In the fourth quarter of 2001, we restructured our relationship in Brazil, whereby our partner assumed the costs and risks for developing the market while we will continue to provide them our platform and application services on a profit share basis. In addition, during July 2001 we sold certain assets related to the enterprise portion of our speech solutions business. We are currently in negotiations to restructure our relationship with Verizon Wireless, and we do not expect our relationship to continue in its current form.

     Included in revenue are barter revenues generated from non-cash transactions as defined by Emerging Issues Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized barter revenue of $123,000 for the three months ended March 31, 2002 and $2.1 million for the three months ended March 31, 2001 from these non-cash agreements. Non-cash transactions are common in our industry. Generally, these transactions consist of the right to place Internet advertisements. For the three months ended March 31, 2002, barter advertising expense was $174,000 compared to $2.4 million in the three months ended March 31, 2001. We expect barter revenue in 2002 will continue to decrease from the amount of barter revenue recorded in 2001.

     We hold warrants and stock in public and privately held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments. Additionally, some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined through third party investors or independent appraisal. We recorded revenue in the amount of $752,000 for recognition of deferred revenue associated with stock and warrants for the three months ended March 31, 2002. We recognized $9.5 million for vesting in warrants and recognition of deferred revenue associated with stock and warrants for the three months ended March 31, 2001. We expect warrant revenue in 2002 will continue to decrease from the amount of warrant revenue recorded in 2001.

     Promotions and warrant revenues earned from companies in which we own stock are considered related party revenues, including independent agreements entered into during the current year with companies that we or Go2Net invested in during prior years. During the three months ended March 31, 2002, we made no new investments in private or public companies. From time to time, in the normal course of business, we have entered into agreements to provide various promotional services for companies in which we previously made an investment. In addition, we have deferred revenue from warrants that were earned from a company in which we have an investment. For the three months ended March 31, 2002, related party revenue was $813,000, including $514,000 of the $752,000 of stock and warrant revenue discussed above, compared to $8.4 million for the three months ended March 31, 2001.

     Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and application services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues were $9.7 million, or 29% of revenue for the three months ended March 31, 2002, compared to $11.7 million, or 25% of revenue for the three months ended March 31, 2001. Approximately 89% of cost of revenues in the quarter ended March 31, 2002 was comprised of personnel costs and other costs that support products and application services, including data licenses, depreciation, and equipment.

     The absolute dollar decrease of cost of revenues for the three months ended March 31, 2002 was primarily attributable to a decrease in salaries and benefits due to the reduction of workforce and a decrease in the use of professional services. In the near term, the majority of our expenses in cost of revenue are fixed. Accordingly, we would expect our cost of revenues as a percentage of revenues to decrease as our revenues increase.

     Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the proprietary software, application services and solutions we deliver to our customers across wireline, wireless and broadband networks. Product development expenses were $9.4 million, or 28% of revenue, for the three months ended March 31, 2002, compared with $11.8 million, or 25% of revenue, for the three months ended March 31, 2001. Approximately 91% of product development expenses in the quarter ended March 31, 2002 was comprised of personnel costs. The absolute dollar decrease for the three months ended March 31, 2002 was primarily attributable to a decrease in salaries and benefits due to the reduction of workforce and a decrease in the use of professional services. Generally, product development costs are not consistent with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that continued significant investments in technology are necessary to remain competitive.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. Sales, general and administrative expenses were $27.1 million, or 82% of revenues, for the three months ended March 31, 2002 compared to $36.1 million, or 78% of revenues, for the three months ended March 31, 2001. Approximately 79% of sales, general and administrative expenses in the three months ended March 31, 2002 were comprised of personnel costs, professional services (including $3.5 million in legal fees), carriage fees, occupancy costs, and depreciation. The absolute dollar decrease for the three months ended March 31, 2002 is attributable to reduced salaries and benefits from our realignments in the first and third quarters of 2001, reduced barter advertising expense and recovery of bad debts of $237,000 from receiving payment on a receivable that had been previously written off as not collectible. We expect sales, general and administrative expenses to continue to decline in absolute dollars in 2002 compared to 2001.

     Amortization of Intangible Assets. Amortization of intangible assets in 2002 includes amortization of core technology contract lists and other intangibles. For periods prior to 2002, amortization of intangibles included amortization of goodwill, core technology, purchased domain names, trademarks, contract lists and assembled workforce. Amortization of other intangible assets was $5.9 million in the three months ended March 31, 2002, compared to $5.2 million in the three months ended March 31, 2001.

     Effective January 1, 2002, goodwill and other specific intangible assets are no longer subject to amortization (see Cumulative Effect of Change in Accounting Principle). As a result, we did not record an expense for amortization of goodwill in the quarter ended March 31, 2002. Amortization of goodwill was $58.7 million for the three months ended March 31, 2001. Other intangible assets are scheduled to be fully amortized by 2007 with corresponding amortization expense estimated to be $12.7 million for the remainder of 2002, $14.2 million for fiscal 2003, $10.6 million for fiscal 2004, $3.3 million for fiscal 2005, $845,000 for fiscal 2006 and $55,000 for fiscal 2007.

     Other charges. Other charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other charges for the three months ended March 31, 2002, consists of a $50,000 reduction of an estimated liability for settlement of a litigation case. Other charges for the three months ended March 31, 2001, consisted of expenses associated with an additional $1.0 million allowance for a note receivable and $950,000 for settlement charges on a litigation matter, offset by a $2.0 million decrease to an estimated liability for past overtime worked.

     Loss on Investments. Loss on investments consists of losses from declines in the fair value of derivative instruments held, losses on investments marked to fair value in the InfoSpace Venture Capital Fund 2000 LLC (the Venture Fund) during the three months ended March 31, 2001 and realized gains and losses on investments and impairment on investments.

          Changes in fair values of derivative instruments held: Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives. For the three months ended March 31, 2002, we recognized a $1.2 million loss from the net decrease in fair value of these warrants. For the three months ended March 31, 2001, we recognized a $6.5 million loss from the net decrease in the fair value of these warrants.

          Impairment on investments: Our management determined that the decline in value was other-than-temporary for ten investments in the quarter ended March 31, 2002. For the three months ended March 31, 2002, we recorded impairment charges of $15.7 million. For the three months ended March 31, 2001, we recorded impairment charges of $42.0 million.

     Our management periodically evaluates whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and treasury. For investments in companies with publicly quoted market prices, we compare the market price to the investment's carrying value and, if the quoted market price is less than the investment's accounting basis for an extended period of time, we then consider additional factors to determine whether the decline in fair value is other-than-temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, downgrading of a debt security by a rating agency, and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment's carrying value.

     Other Income, Net. Other income, consisting primarily of interest income, was $2.1 million in the three months ended March 31, 2002 and was $6.0 million in the three months ended March 31, 2001. The decrease is primarily due to reduced cash and marketable investments as of March 31, 2002 as compared to March 31, 2001, as well as lower interest rates. The average interest rate earned from our cash, cash equivalents and marketable securities for the three months ended March 31, 2002 was 3.90%, as compared to 5.85% for the three months ended March 31, 2001.

     We have reinvested and may in the future reinvest part of our fixed income securities in non-interest bearing equity instruments and investments. We anticipate that our investments in internally developed technology may require greater cash uses in the future. With these factors, we anticipate that our interest income from our fixed securities will decrease in the second quarter of 2002 compared to the first quarter of 2002. With the lower short-term rates, we continue to expect lower yields on our cash, cash equivalents and marketable investments and expect our interest income to be lower in 2002 compared to 2001.

     Income Tax Expense. We have recorded income tax expense of approximately $144,000 for the three months ended March 31, 2002 for our operations in Europe. We expect to continue to record a tax provision for our international operations and do not anticipate recording a U.S. federal tax provision for the remainder of 2002.

     Cumulative Effect of Change in Accounting Principle. Effective July 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. In accordance with SFAS No. 142, we evaluated the classification of our intangible assets using the criteria of SFAS No. 141, which resulted in $1.0 million of intangible assets (comprised entirely of assembled workforce intangibles) being classified into goodwill at January 1, 2002.

     SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. We evaluated our other intangible assets, which include core technology, customer lists and other, and determined that substantially all such assets have definite lives. As of March 31, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $313,000. This amount is included in goodwill, net on our consolidated balance sheet as of March 31, 2002.

     SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase, required to be completed by December 31, 2002, measures the impairment. We completed both phases of impairment analysis during the three months ended March 31, 2002 and determined that the value of our recorded goodwill was impaired as of January 1, 2002. Accordingly, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on independent valuations of the our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

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

Liquidity and Capital Resources

     We invest our excess cash in high quality marketable investments, which are rated at least A-1, P-1. These investments are classified on the balance sheet in three captions: cash and cash equivalents, short-term investments and long term investments based on their relative maturity dates. As of March 31, 2002, we had cash, cash equivalents and short-term investments available-for-sale of $209.6 million and long-term investments available-for-sale of $65.7 million, for a total of cash and marketable investments of $275.3 million.

     We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit, future monthly lease payments for certain of our property leases and a bank guaranty. At March 31, 2002, the total amount of collateral pledged under these agreements was approximately $4.9 million, which consisted of $4.0 million of standby letters of credit, $546,000 of lease commitments and $342,000 of bank guaranty.

     Net cash used by operating activities was $13.0 million for the three months ended March 31, 2002. The use of cash in operating activities for the three months ended March 31, 2002 included a cash outlay of $3.6 million for the prepayment of annual insurance premiums and $1.5 million of transition charges related to the Giant Bear acquisition.

     Net cash used by investing activities was $10.0 million for the three months ended March 31, 2002. The key components of the net cash used for the three months were $33.2 million invested in short-term investments with a maturity of 365 days or less, $2.4 million in purchases of fixed assets and $2.5 million in business acquisition costs for the purchase of certain assets from eCash Technologies. Offsetting these amounts was $28.1 million of long-term investment maturities.

     Net cash provided by financing activities in the three months ended March 31, 2002 was $596,000. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through the employee stock purchase plan.

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

Acquisitions

     eCash Technologies, Inc. On February 8, 2002, we acquired certain assets of eCash Technologies, Inc (eCash), a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 1,064,815 shares of our common stock valued at $1.9 million.

Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock

You should carefully consider the financial risks and uncertainties described below and all of the information contained in this report before making an investment decision. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

We have a history of losses and expect to continue to incur significant operating losses, and we may never be profitable.

      We have incurred net losses from our inception through March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $1.2 billion. We have not achieved profitability under accounting principles generally accepted in the United States of America (GAAP) and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are relatively fixed in nature, particularly in the short term. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. We cannot assure you that we will successfully generate sufficient revenues or that we will ever achieve profitability under GAAP. If we do achieve profitability, we may not be able to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

      Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

..    variable demand for our products and application services;

..    our ability to attract and retain customers;

..    the amount and timing of fees we pay to Web portals to include our information services on their Web sites;

..    expenditures for expansion of our operations;

..    effects of acquisitions and other business combinations;

..    our ability to meet service level agreements with our carrier partners;

..    the introduction of new or enhanced services by us, or other companies that compete with us or our customers; and

..    the inability of our customers to pay us or to fulfill their contractual obligations to us.

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

      Since inception, our business model has evolved and is likely to continue to evolve as we expand our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

..    develop and integrate new features with our existing services;

..    expand our services to new and existing merchants, merchant banks and aggregators and wireless carriers;

..    manage our growth, control expenditures and align costs with revenues;

..    expand successfully into international markets;

..    attract, retain and motivate qualified personnel; and

..    respond to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors.

      If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our stock price has been and is likely to continue to be highly volatile.

      The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $0.75 to $138.50 (as adjusted for stock splits). On May 13, 2002, the closing price of our common stock was $0.79. Our stock price could continue to decline or to be subject to wide fluctuations in response to factors such as the following:

..    actual or anticipated variations in quarterly results of operations;

..    announcements of technological innovations, new products or services by us or our competitors;

..    changes in financial estimates or recommendations by securities analysts;

..    conditions or trends in the wireless communications, Internet and online commerce industries;

..    announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors;

..    announcements relating to litigation and similar matters; and

..    additions or departures of key personnel.

      In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

      In order to continue to be listed on the Nasdaq National Market, we must meet specific quantitative standards, including a minimum bid price. If our stock trades below $1.00 per share for 30 consecutive business days, we may receive a notice from the Nasdaq National Market that we need to comply with the requirements for continued listing within 90 calendar days from such notification or be delisted. While we have not received any notice regarding non-compliance or delisting from Nasdaq, a delisting of our common stock could adversely affect the liquidity and trading price of our securities.

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

      For 2002, we expect more of our total revenues to come from our merchant and wireless business areas than in prior years. Our ability to diversify our revenues could be hindered by numerous risks, including:

..    our ability to effectively develop, market and sell our products and application services to new and existing customers;

..    the continued development of electronic commerce on the Internet;

..    the adoption of our products and application services by wireless carriers and device manufacturers;

..    the adoption of our services for delivery over broadband wireline platforms
     (DSL and cable) and broadband wireless standards (2.5G and 3G); and

..    the use of our products and application services by subscribers on their wireless devices.

Our revenues are attributable to a small number of customers, the loss of any one of which could harm our financial results.

      We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented 56% of our revenues for the three months ended March 31, 2002 and 38% of our revenues for the year ended December 31, 2001. No single customer accounted for more than 10% of our revenues in fiscal year 2001. However, Overture and Verizon each accounted for more than 10% of our revenues for the three months ended March 31, 2002. Verizon includes Verizon Information Services, a customer using our merchant services, Verizon Wireless, a customer using our wireless services and Verizon Online, a customer using our broadband services. We are currently in negotiations to restructure our relationship with Verizon Wireless, and we do not expect our relationship to continue in its current form. The terms of any future contract are currently uncertain. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results will suffer.

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

      In addition, recent changes in GAAP require us to discontinue amortizing goodwill and certain intangibles. We adopted these changes effective January 1, 2002. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, we recorded a non-cash, non-operating charge in the amount of $206.6 million for the cumulative effect of adopting this new standard.

      We will continue to regularly evaluate the recorded amount of our long-lived assets including acquired contracts and core technology and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters. Goodwill will be evaluated at least annually. We are unable to predict the amount, if any, of potential future impairments.

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

      Bad debt expense was (0.9)% of revenues for the three months ended March 31, 2002 and 2.7% of revenues for the year ended December 31, 2001. Management regularly reviews all receivables for collectibility. We generally provide allowances for all accounts sixty days or more past due and also allow for an amount based on revenues and the accounts receivable balance for accounts not specifically identified. We have a credit review process and, when circumstances warrant, require payment in advance from customers. As a result, we may have to forego business from customers who do not agree to our payment terms.

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

    We hold a number of investments in third parties. The majority of the companies we have invested in are engaged in Internet, networking, e-commerce, telecommunications and wireless technologies. These investments involve a high level of risk for a number of reasons, including:

..    the companies in which we have invested are generally development-stage companies which are likely to continue to generate losses in the foreseeable future and may not be profitable for a long time, if at all;

..    during the past twelve to eighteen months, companies in the Internet and
     e-commerce industries have experienced difficulties in raising capital to fund expansion or continue operations; and, if available at all, financing is often on unfavorable terms which may impair the value of our investments;

..    some of our investments are in businesses based on new technologies or products that may not be widely adopted in the evolving Internet and wireless technology industries; and

..    most of our investments are in privately held companies, and if public markets for their securities do not develop, it may be difficult to sell those securities.

    We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. We determined that the decline in value of our investments was other-than-temporary for ten investments in the quarter ended March 31, 2002. We recognized non-cash losses totaling $16.9 million for the three months ended March 31, 2002 to record these investments at their fair values as of March 31, 2002. During the year ended December 31, 2001, we determined that the declines in value of twenty-two of our investments were other-than-temporary and we recognized losses totaling $100.9 million, which represented 20% of the net loss for the period, to record these investments at their current fair values as of December 31, 2001. With the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of March 31, 2002, our other investments were recorded at $30.9 million.

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

    We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Acquisitions typically involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could adversely affect our results of operations or stock price, including:

..    assimilating the operations, products, technology, information systems and personnel of acquired companies;

..    diverting management's attention from other business concerns;

..    impairing relationships with our employees, customers, merchant banks and aggregators and wireless carriers;

..    losing key employees of acquired companies; and

..    failing to achieve the anticipated benefits of these acquisitions in a timely manner.

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

     On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and its chief executive officer made false and misleading statements about InfoSpace's business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which, among other things, added our chief financial officer as a defendant. On April 8, 2002, defendants filed a motion to dismiss the complaint for failure to state a claim. On April 11, 2002, plaintiffs filed a motion for leave of the Court to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants, which was granted on April 30, 2002. The amended complaint was filed on May 9, 2002. We believe we have meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

     On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants current and former officers and directors of ours and entities related to a few of the individual defendants; InfoSpace is named as a "nominal defendant." The complaint alleges that certain defendants breached their fiduciary duties to us and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted our assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to our obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of our Board of Directors, with the assistance of independent legal counsel, has investigated the complaint, and on March 22, 2002 filed a motion to terminate this derivative action.

     On December 18, 2000, an employee filed a complaint against us in the United States District Court for the Western District of Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The suit also included a claim against Naveen Jain, our Chief Executive Officer, for violations of the Racketeer Influenced Corrupt Organizations (RICO) Act. The employee contends that he agreed to work for us on the basis of an oral representation that he would be granted more stock options than any other employee and that he would always have more stock options than any other employee (other than Mr. Jain). The employee also contends that he was falsely promised certain levels of authority and support in his position. The employee seeks unspecified compensatory damages from us as well as equitable relief. On March 29, 2001 the court dismissed the plaintiff's claims for breach of the covenant of good faith and fair dealing. On March 1, 2002, the court dismissed the employee's claims for breach of contract, fraudulent and negligent misrepresentation with respect to the alleged promise that the employee would always have more stock options than any other InfoSpace employee, and violation of the RICO Act, and also denied certain other motions by the plaintiff. The only surviving claim is plaintiff's allegation of fraudulent and negligent misrepresentation based on the alleged representation that the stock options received by the employee at the time he was hired were the most given to any InfoSpace employee (other than Mr. Jain). The parties are scheduled for trial on the surviving claim on June 24, 2002. We believe we have meritorious defenses to this claim. Nevertheless, litigation is uncertain and we may not prevail in this suit.

     In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow's sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington ("WSA"). Both parties moved for summary judgment on the merits of their respective claims, and those motions were denied. In February of 2002, Go2Net moved for summary judgment to dismiss Molino's equitable defenses of waiver and estoppel to Go2Net's WSA claim. Molino opposed that motion, and moved to dismiss Go2Net's WSA claim. On March 8, 2002, the court granted Go2Net's summary judgment motion and denied Molino's motion to dismiss. The case is scheduled to go to trial on July 1, 2002. We believe we have meritorious claims and defenses to these counter-claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

     Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court in Provo, Utah. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. All dispositive motions in this case are due on May 24, 2002. We have filed a motion for summary judgment on behalf of Authorize.Net and have assertedscounterclaims against the plaintiffs. We believe we have meritorious defenses to these plaintiffs' claims. Nevertheless, litigation is uncertain and we may not prevail in this suit.

     One of the shareholders of INEX Corporation filed a complaint with the Ontario Superior Court of Justice in Canada on September 22, 1999 alleging that the original shareholders of INEX and INEX itself were bound by a shareholders agreement that entitled the shareholder to pre-emptive rights and rights of first refusal. The complaint was amended on December 20, 1999 to allege that we assumed the obligations of INEX under the alleged shareholders agreement as a result of our acquisition of INEX on October 14, 1999. The plaintiff has agreed to dismiss the complaint with prejudice and release all claims against defendants in exchange for the defendants' agreement to forego collection of litigation costs assessed against the plaintiff to date in the suit. The parties have completed the settlement and an order dismissing the lawsuit was issued by the court on April 25, 2002.

     On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants InfoSpace and certain of our current and former directors, and alleges violations of state law in connection with the asset purchase transaction between InfoSpace, Inc. and The boxLot Company in December of 2000 and seeks monetary damages. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice two of the defendants, current directors of InfoSpace, from the action. We believe we have meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

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

Item 5.  Other Information.

         We have revised our company insider trading policies to allow our directors, officers and other employees to establish written plans which permit automatic trading of our stock. These plans must comply with Rule 10b5-1 under the Securities Exchange Act of 1934, and must be established at a time when the director, officer or employee is not aware of material, non-public information. Because the purpose of a 10b5-1 plan is to limit decision-making authority regarding sales by the executive, our 10b5-1 plans require a six-month waiting period before any changes to the plan can be implemented. This means our executives do not have ability under the plan to modify their sales in accordance with short-term market fluctuations. The plans may be terminated without a waiting period.

         In December 2001, Naveen Jain, our Chairman and Chief Executive Officer, entered into trading plans that provide for daily share sales from February 1, 2002 through January 31, 2003. These sales accounted for less than 1% per month of his total InfoSpace stock holdings based on his current holdings. Mr. Jain terminated his trading plans effective May 13, 2002. From the date of termination, Mr. Jain must wait for at least six months before entering into another 10b5-1 trading plan. In addition, certain of our executive officers had entered into trading plans in connection with the vesting of their restricted stock grants. These trading plans have also been terminated.

Item 6. -- Exhibits and Reports on Form 8-K:

a.       Exhibits

              None.

b.       Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               INFOSPACE, INC.



                                               By:  /s/ Tammy D. Halstead
                                                    ----------------------------
                                                    Tammy D. Halstead
                                                    Chief Financial Officer

Dated: May 15, 2002