Form 10-Q
period 2002-06-30
INFOSPACE INC
filed 2002-08-14
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                               to

Commission File Number 0-25131

INFOSPACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 108th Avenue NE, Suite 1200	98004
Bellevue, Washington	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (425) 201-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No       .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, Par Value $.0001	309,318,735

INFOSPACE, INC.
FORM 10-Q QUARTERLY REPORT

PART I – Financial Information

Item 1. – Financial Statements

INFOSPACE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (unaudited)	December 31, 2001
ASSETS	(Amounts in thousands, except share data)
Current assets:
Cash and cash equivalents	$94,723	$118,561
Short-term investments, available-for-sale	119,061	80,319
Accounts receivable, net	27,077	16,305
Notes receivable, net	3,084	2,888
Other receivables, net	8,685	11,095
Payroll tax receivable	13,914	13,214
Prepaid expenses and other current assets	7,715	8,239

Total current assets	274,259	250,621
Long-term investments, available-for-sale	51,119	94,891
Property and equipment, net	35,044	39,443
Other long term assets	917	1,403
Other investments	28,918	47,087
Goodwill, net	153,948	356,476
Other intangible assets, net	36,097	47,084

Total assets	$580,302	$837,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,106	$9,139
Accrued expenses and other current liabilities	21,800	25,791
Deferred revenue	13,140	15,794

Total current liabilities	41,046	50,724

Long-term deferred revenue	2,511	3,693

Total liabilities	43,557	54,417
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $.0001— Authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001— Authorized, 900,000,000 shares; issued and outstanding, 308,823,790 and 307,789,299 shares	31	31
Additional paid-in capital	1,704,385	1,702,522
Accumulated deficit	(1,164,948)	(910,725)
Deferred expense—warrants	(272)	(680)
Unearned compensation	(2,333)	(7,881)
Accumulated other comprehensive loss	(118)	(679)

Total stockholders’ equity	536,745	782,588

Total liabilities and stockholders’ equity	$580,302	$837,005

See accompanying notes to unaudited consolidated financial statements.

INFOSPACE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Six Months Ended June 30, 2002 and 2001
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Amounts in thousands, except per share data)
Revenues (including related party revenues of $696, $16,133, $1,509 and $24,557)	$33,266	$50,942	$66,410	$97,507
Cost of revenues	9,721	10,614	19,384	22,335

Gross profit	23,545	40,328	47,026	75,172
Operating expenses:
Product development	9,516	10,569	18,943	22,356
Sales, general and administrative	22,691	31,651	49,787	67,778
Amortization of goodwill	—	53,847	—	112,596
Amortization of other intangible assets	5,750	5,260	11,664	10,408
Acquisition and other related charges	—	111	—	1,000
Other charges	849	217	799	167
Restructuring charges	—	(62)	—	1,655

Total operating expenses	38,806	101,593	81,193	215,960

Loss from operations	(15,261)	(61,265)	(34,167)	(140,788)
Loss on investments	(345)	(14,099)	(17,256)	(61,698)
Other income, net	1,981	4,580	4,059	10,563

Loss before income tax expense, minority interest and cumulative effect of changes in accounting principle	(13,625)	(70,784)	(47,364)	(191,923)
Minority interest	—	—	—	(17)
Income tax expense	(96)	(137)	(240)	(187)

Loss before cumulative effect of changes in accounting principle	(13,721)	(70,921)	(47,604)	(192,127)
Cumulative effect of changes in accounting principle	—	—	(206,619)	(3,171)

Net loss	$(13,721)	$(70,921)	$(254,223)	$(195,298)

Basic and diluted loss per share:
Prior to cumulative effect of changes in accounting principle	$(0.04)	$(0.22)	$(0.15)	$(0.59)
Cumulative effect of change in accounting principle	—	—	(0.67)	(0.01)

Basic and diluted net loss per share	$(0.04)	$(0.22)	$(0.82)	$(0.60)

Shares used in basic and diluted net loss per share calculation	309,040	325,027	308,822	324,167

Net loss	$(13,721)	$(70,921)	$(254,223)	$(195,298)
Foreign currency translation adjustment	334	(80)	1,956	(318)
Unrealized gain (loss) on investments	(1,101)	2,207	(1,400)	12,280

Comprehensive loss	$(14,488)	$(68,794)	$(253,667)	$(183,336)

See accompanying notes to unaudited consolidated financial statements.

INFOSPACE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001
(unaudited)
	Six months ended June 30,
	2002	2001
	(Amounts in thousands)
Operating activities:
Net loss	$(254,223)	$(195,298)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and other amortization	21,635	132,005
Warrant and stock related revenue	(1,393)	(11,003)
Warrant expense	408	407
Stock-based compensation expense	4,906	2,147
Bad debt expense (recovery)	(251)	4,230
Non-cash loss on investments	17,256	61,715
Other charges	—	258
Minority interest	—	17
Loss on disposal of assets	314	304
In-process research and development	—	600
Business acquisition costs	—	400
Cumulative effect of changes in accounting principle	206,619	3,171
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(10,521)	13,758
Notes and other receivables	1,464	(16,646)
Prepaid expenses and other current assets	318	(2,292)
Other long-term assets	486	2,021
Accounts payable	(3,033)	465
Accrued expenses and other current liabilities	(3,932)	(2,191)
Deferred revenue	(2,142)	(15,776)

Net cash used by operating activities	(22,089)	(21,708)
Investing activities:
Business acquisitions	(2,512)	(5,827)
Purchase of minority interest in Venture Fund	—	(16,335)
Purchase of intangible assets	(100)	—
Notes receivable	—	(275)
Other investments	—	(12,000)
Purchase of property and equipment	(3,986)	(9,244)
Proceeds from the sale of fixed assets	—	50
Short-term investments, net	(38,742)	130,369
Long-term investments, net	42,981	(42,281)

Net cash (used) provided by investing activities	(2,359)	44,457
Financing activities:
Proceeds from issuance of ESPP shares	549	1,117
Proceeds from exercise of stock options	61	7,591
Payments of debt assumed from acquisitions	—	(3,075)

Net cash provided by financing activities	610	5,633

Net (decrease) increase in cash and cash equivalents	(23,838)	28,382
Cash and cash equivalents:
Beginning of period	118,561	153,913

End of period	$94,723	$182,295

Supplemental disclosure of noncash activities:
Acquisitions from purchase transactions:
Stock issued	$1,895	88,772
Net assets (liabilities) acquired (assumed)	1,910	(2,379)

See accompanying notes to unaudited consolidated financial statements.

INFOSPACE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace) develops and delivers products and application services to a broad range of customers that span each of its business areas including wireline, merchant and wireless. The Company delivers a wireless and Internet platform of software and application services that enable companies to offer network-based services under their own brands. The Company provides its services across multiple platforms simultaneously, including PCs and non-PC devices.

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

The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-and six month periods ended June 30, 2002 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

2.	Cumulative Effect of Changes in Accounting Principle and Recent Accounting Pronouncements

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30,

2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. In accordance with SFAS No. 142, the Company evaluated the classification of its intangible assets using the criteria of SFAS No. 141, which resulted in $1.0 million of intangible assets (comprised entirely of assembled workforce intangibles) being classified as goodwill on January 1, 2002.

SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. The Company evaluated its other intangible assets, including core technology, customer lists, and other, and determined that these assets have definite lives. These are classified on the Company’s consolidated balance sheet as Other intangible assets, net.

As of January 1, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $313,000. This amount is included in Goodwill, net on the Company’s consolidated balance sheet as of June 30, 2002.

SFAS No. 142 prescribes an impairment testing of goodwill, which the Company completed during the three months ended March 31, 2002 and determined that a portion of the value of its recorded goodwill was impaired as of January 1, 2002. Accordingly, the Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on independent valuations of the Company’s reporting units as of January 1, 2002 using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

The following table provides information about activity in goodwill, net by reporting unit for the period from December 31, 2001 to June 30, 2002 (in thousands):

	Wireline	Merchant	Wireless	Total
Goodwill, net December 31, 2001	$66,404	$94,726	$195,346	$356,476
Assembled workforce reclassification	80	99	832	1,011
Domain name and trademark reclassifications	89	62	62	213
Cumulative effect of adopting SFAS No. 142	(66,484)	—	(140,135)	(206,619)

Goodwill, January 1, 2002	89	94,887	56,105	151,081
Goodwill associated with eCash acquisition		2,767		2,767
Purchase of indefinite lived intangible asset	100	—	—	100

Goodwill, June 30, 2002	$189	$97,654	$56,105	$153,948

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(13,721)	$(70,921)	$(254,223)	$(195,298)
Cumulative effect of change in accounting principle	—	—	206,619	—
Goodwill amortization	—	53,847	—	112,596

Adjusted net loss	$(13,721)	$(17,074)	$(47,604)	$(82,702)

Basic and diluted loss per share:
Reported net loss per share	$(0.04)	$(0.22)	$(0.82)	$(0.60)
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	—	0.67	—
Goodwill amortization	—	0.17	—	0.34

Adjusted basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.15)	$(0.26)

Other intangible assets consisted of the following (in thousands):

	June 30, 2002			December 31, 2001
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Domain names and trademarks	$—	$—	$—	$600	$(387)	$213
Assembled workforce	—	—	—	1,887	(876)	1,011
Core technology	62,714	(40,940)	21,774	61,074	(32,828)	28,246
Customer lists	16,755	(7,432)	9,323	16,700	(5,753)	10,947
Other	6,667	(1,667)	5,000	6,667	—	6,667

Total	$86,136	$(50,039)	$36,097	$86,928	$(39,844)	$47,084

Other intangible assets are scheduled to be fully amortized by 2007 with corresponding amortization expense estimated to be $7.1 million, $14.2 million, $10.6 million, $3.2 million, $848,000 and $55,000 for the remainder of 2002 and years 2003, 2004, 2005, 2006 and 2007, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. There was no effect on the Company’s financial position or results of operations as a result of adopting SFAS No. 144.

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value and changes in fair value are recognized in earnings unless certain hedge criteria are met. As a result of adopting SFAS No. 133, the Company recorded a charge of

$3.2 million to record at their fair value as of January 1, 2001, warrants held to purchase stock in other companies. This amount was recorded as a cumulative effect of change in accounting principle. On December 31, 2000, warrants to purchase stock in public companies were held at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, and warrants to purchase stock in private companies were held at cost.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS No. 145 will be adopted by the Company on January 1, 2003. The Company does not anticipate that adoption of these provisions will have a material effect on its financial position or results of operations. The Company has adopted the provisions of SFAS No. 145 that are effective for financial statements issued after May 15, 2002. There was no impact on the Company’s financial position or results of operations as a result of the adoption of these provisions.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

3.	Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consists of the incremental common shares issuable upon conversion of the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive shares are excluded form the computation if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share, as they were antidilutive. Options, restricted stock and warrants to purchase a total of approximately 64,283,567 shares of common stock were excluded from the calculation of diluted loss per share for the three months and six months ended June 30, 2002. 92,232,578 shares were excluded from the calculations of diluted loss per share for the three months and six months ended June 30, 2001.

4.	Acquisition

On February 8, 2002, the Company acquired certain assets of eCash Technologies, Inc. (eCash), a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 1,064,815 shares of the Company’s common stock.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$215

Fair value adjustments:
Purchased technology	1,640
Customer contracts	55

Fair value of net assets acquired	$1,910

Purchase price:
Cash consideration	$2,700
Acquisition costs	82
Fair value of shares issued	1,895
Less fair value of net assets acquired	(1,910)

Excess of purchase price over net assets acquired, allocated to goodwill	$2,767

The expected life of the core technology was assumed to be five years, after which substantial modification and enhancement would be required for the technology to remain competitive. The expected life of the customer contracts was assumed to be three and a half years, which is consistent with the expected cash flows from the customer contracts. The Company is amortizing the core technology and customer list over an estimated life of five years and three and a half years, respectively. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangibles.

As of the date of the acquisition, the technology acquired from eCash was substantially complete and no material alterations or enhancements were under development. The Company’s revenue assumptions were based on the stream of income that could be attributed to the existing eCash customer base assuming renewals, and the prospective customer base, assuming similar pricing.

The Company’s expense assumptions included cost of revenues, which were estimated to be 105.5% of revenues for 2002 and decreasing to 11.7% over the next eight years, as revenues grow and costs of revenues are expected to remain relatively fixed. Research and development costs were estimated to be 187.6% of revenues in 2002 and decreasing to 12.0% over the next eight years. Sales and marketing combined with general and administrative expenses were estimated to be 94.3% of revenues in 2002 and thereafter decreasing to 32.5% over the next eight years in line with industry levels as customers adopt the technology, revenues grow and the Company capitalizes on economies of scale. However, cost of revenues, research and development and sales and marketing and general and administrative expenses may vary, both in absolute dollars and as a percentage of revenues.

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

5.	Loss on Investments

Loss on investments for the three and six months ended June 30, 2002 and 2001 consists of the following (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Gain on Venture Fund investments	$—	$—	$—	$880
Other-than-temporary investment impairments	(174)	(14,099)	(15,893)	(56,083)
Loss on sale of investments	—	(2,614)	—	(2,614)
Increase (decrease) in fair value of warrants	(171)	2,614	(1,363)	(3,881)

	$(345)	$(14,099)	$(17,256)	$(61,698)

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

6.	Stockholders’ Equity

On January 15, 2002, the Company offered a limited non-compulsory exchange of stock options to its employees. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for the promise to grant new options in the future under the Company’s 1996 Restated Flexible Stock Incentive Plan. Options eligible to be tendered were all options to purchase InfoSpace common stock with an exercise price of $10.00 or more per share. The exchange offer period expired on February 15, 2002, and the Company accepted for exchange options covering 12,750,025 shares of common stock. Shares accepted for exchange will be cancelled pursuant to the terms of the 1996 Restated Flexible Stock Incentive Plan. The Company

will grant to each participating employee a new option to purchase one share of InfoSpace common stock for every ten shares of common stock underlying the exchanged options. In addition, each participating employee may also receive an additional option grant, granted at the discretion of the Company’s Board of Directors, to purchase a number of shares determined in accordance with the Company’s compensation policies and practices. The exercise price of the new options will be equal to the fair market value of InfoSpace shares on the date the new options are granted, which is expected to be on August 20, 2002. The new options will be 25% vested on the date of grant and the remaining 75% will vest in equal monthly installments over the three-year period following the grant date. The Company expects to grant new options covering approximately 3.1 million shares of common stock.

7.	Payroll Tax Receivable

On June 30, 2002, the Company had $13.9 million recorded as a tax receivable due from the Federal government. In October 2000, one of the Company’s employees exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and the Company remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the employee was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. The Company, therefore, returned the federal income tax withholding to the employee and filed an amendment to its payroll tax return to request the tax refund.

8.	Restructuring Charges

On June 30, 2002, the accrued liability associated with restructuring was $669,000. On December 31, 2001, the accrued liability associated with restructuring charges was $5.9 million. All accrued restructuring charges are expected to be paid in the year ended December 31, 2002.

The accrued charges consisted of the following (in thousands):

	Severance and related costs	Asset disposal costs	Estimated future lease losses
Reserve balance on December 31, 2001	$133	$65	$5,653
Payments during 2002	(40)	(65)	(5,077)

Reserve balance on June 30, 2002	$93	$—	$576

The estimated future lease losses on December 31, 2001, included $4.4 million for a lease buyout payment in connection with the lease of the Company’s former Seattle facility, paid in April 2002. The Seattle facility was the corporate headquarters of Go2Net prior to its merger with the Company in October 2000. This buyout released the Company of all future obligations under that lease. The remaining $576,000 of estimated future lease losses relates to the Company’s former Mountain View, California office that was vacated during fiscal 2001.

9.	Contingencies

Litigation:

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company’s chief financial officer as a defendant. On April 8, 2002, the Company filed a motion to dismiss the complaint for failure to state a claim. On April 11, 2002, plaintiffs filed a motion for leave of the Court to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants, which was granted on April 30, 2002. The amended complaint was filed on May 9, 2002. On July 2, 2002, the Company filed a new motion to dismiss the amended complaint for failure to state a claim. Merrill Lynch and its analyst have moved for transfer to the Southern District of New York. The Company has opposed the transfer motion and, with Merrill Lynch’s support, seek severance and transfer of only plaintiff’s claims against Merrill Lynch to New York. Plaintiffs have sought to stay the case pending resolution of the transfer and severance motion. The Company’s management believes the Company has meritorious defenses to plaintiffs’ claims against the Company and its management, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants certain current and former officers and directors of the Company and entities related to several of the individual defendants; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted the Company’s assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors, with the assistance of independent legal counsel, has investigated the complaint, and on March 22, 2002 filed a motion to terminate this derivative action. Discovery is proceeding with respect to the motion to terminate and a hearing on the motion is scheduled for early October 2002.

On December 18, 2000, an employee filed a complaint against the Company in the United States District Court for the Western District of Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The suit also included a claim against the Company’s chief executive officer for violations of the Racketeer Influenced Corrupt Organizations (RICO) Act. On March 29, 2001, the court dismissed the plaintiff’s claims for breach of the covenant of good faith and fair dealing. On March 1, 2002, the court dismissed the employee’s claims for breach of contract, fraudulent and negligent misrepresentation with respect to the alleged promise that the employee would always have more stock options than any other InfoSpace employee, and violation of the RICO Act, and also denied certain other motions by the plaintiff. On June 20, 2002, the parties resolved the only surviving claim, plaintiff’s allegation of fraudulent and negligent misrepresentation, by agreement and the lawsuit was dismissed on July 11, 2002.

In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). Both parties moved for summary judgment on the merits of their respective claims, and those motions were denied. In February of 2002, Go2Net moved for summary judgment to dismiss Molino’s equitable defenses of waiver and estoppel to Go2Net’s WSA claim. Molino opposed that motion, and moved to dismiss Go2Net’s WSA claim. On March 8, 2002, the court granted Go2Net’s summary judgment motion with respect to the unavailability of equitable defenses to Molino and denied Molino’s motion to dismiss. The trial for this case commenced on August 7, 2002. The Company’s management believes Go2Net has meritorious claims and defenses to the counter-claims but litigation is inherently uncertain and Go2Net may not prevail in this matter.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the then corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. The dispositive motion deadline was moved to July 1, 2002 and Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. The Company’s management believes Authorize.Net and Go2Net have meritorious defenses to these claims but litigation is inherently uncertain and they may not prevail in this matter.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company’s current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice two of the defendants, who are current directors of InfoSpace, from the action. The Company’s management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. These claims, even if not meritorious, could require the expenditure of significant financial and managerial resources. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company’s management does not believe that the disposition of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies:

The Internal Revenue Service is auditing the Company’s payroll tax returns for the year 2000. The audit includes a review of tax withholding on stock options exercised by certain former senior employees. No amounts have been accrued in the financial statements for any liability that may result as the amount, if any, that the Company may be required to pay related to this matter is not determinable. The Company believes that it has meritorious arguments against any such assessment; however, resolution of this matter is uncertain and the Company’s arguments may not prevail in the event an assessment by the Internal Revenue Service is rendered.

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit for certain of its property leases in the United States and a bank guaranty for a property lease in the United Kingdom. On June 30, 2002, the total amount of collateral pledged under these agreements was approximately $5.7 million, which consists of $4.8 million of standby letters of credit, $546,000 of certificates of deposit and $342,000 of bank guaranty.

At June 30, 2002, the Company was holding funds in the amount of approximately $2.8 million for and on behalf of merchants utilizing the Company’s eCheck application services, in anticipation of funding under contractual terms. On average, eCheck funds are held for seven business days or longer depending on the merchant agreement. The held funds are included in Cash and cash equivalents and in Other current liabilities on the Company’s consolidated balance sheet.

10.	Related Party Transactions

Revenues earned from companies in which the Company owns stock are considered related party revenues, including independent agreements entered into during the current year with companies that InfoSpace or Go2Net invested in during prior years. During the six months ended June 30, 2002, the Company made no new investments in private or public companies. From time to time, in the normal course of business, the Company has entered into agreements to provide various promotional services for companies in which the Company previously made an investment. In addition, the Company has deferred revenue from warrants that were earned from a company in which InfoSpace has an investment. For the three months ended June 30, 2002, related party revenue was $696,000, compared to $16.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, related party revenue was $1.5 million, compared to $24.6 million for the six months ended June 30, 2001.

11.	Segment Information

During the first quarter of fiscal 2002, the Company began presenting information internally to its chief operating decision maker in three reportable segments representing the company’s three business units: wireline, merchant and wireless.

The Company measures the results of its reportable segments based on operating income or loss before depreciation, restricted stock-based compensation expense, amortization and impairment of intangibles, restructuring charges, non-recurring charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle, referred to as Pro forma income (loss) from operations. Included in the operating expenses for the wireless business unit for the three and six months ended June 30, 2002 are $480,000 and $1.9 million, respectively, of transition charges related to the Giant Bear acquisition completed in December 2001.

Certain indirect expenses are allocated to the reportable segments based on internal usage measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable segments.

Information on reportable segments and a reconciliation to consolidated net loss for the three and six months ended June 30, 2002 is presented below (in thousands). The Company has not provided information on reportable segments for 2001, as it is impracticable to do so.

	Three Months Ended June 30, 2002
	Wireline	Merchant	Wireless	Corporate (a)	Total
Revenues	$13,168	$12,625	$7,473	$—	$33,266
Operating expenses	7,724	9,381	9,056	8,852 (b)	35,013
Unallocated depreciation and non capitalized property, plant and equipment expense	—	—	—	5,530 (c)	5,530

Pro forma income (loss) from operations	5,444	3,244	(1,583)	(14,382)	(7,277)
Income tax expense		—	—	(96)	(96)
Other income, net	—	—	—	1,981	1,981

Pro forma net income (loss)	5,444	3,244	(1,583)	(12,497)	(5,392)

Loss on equity investments	—	—	—	(345)	(345)
Amortization of intangibles	—	—	—	(5,750)	(5,750)
Other charges	—	—	—	(849)	(849)
Restricted stock compensation expense	—	—	—	(1,385)	(1,385)

Net income (loss)	$5,444	$3,244	$(1,583)	$(20,826)	$(13,721)

a.
Corporate costs include certain common general and administrative expenses including professional services, facility expenses, corporate insurance expense and general and administrative salaries and benefits that are not allocated.

b.
Unallocated corporate expenses include approximately $3.1 million of professional services, $2.3 million of facility expenses, $1.8 million of corporate insurance expense and business license expenses and $1.6 million of salaries and benefits.

c.	Depreciation and non-capitalized property, plant and equipment expenses may be allocated to the reportable segments in future periods.

	Six months ended June 30, 2002
	Wireline	Merchant	Wireless	Corporate (d)	Total
Revenues	$27,607	$24,750	$14,053	$—	$66,410
Operating expenses	16,065	18,125	19,116	19,007 (e)	72,313
Unallocated depreciation and non capitalized property, plant and equipment expense	—	—	—	10,805 (f)	10,805

Pro forma income (loss) from operations	11,542	6,625	(5,063)	(29,812)	(16,708)
Income tax expense		—	—	(240)	(240)
Other income, net	—	—	—	4,059	4,059

Pro forma net income (loss)	11,542	6,625	(5,063)	(25,993)	(12,889)

Loss on equity investments	—	—	—	(17,256)	(17,256)
Amortization of intangibles	—	—	—	(11,664)	(11,664)
Other charges	—	—	—	(799)	(799)
Restricted stock compensation expense	—	—	—	(4,996)	(4,996)
Cumulative effect of change in accounting principle	—	—	—	(206,619)	(206,619)

Net income (loss)	$11,542	$6,625	$(5,063)	$(267,327)	$(254,223)

d.
Corporate costs include certain common general and administrative expenses including professional services, facility expenses, corporate insurance expense and general and administrative salaries and benefits that are not allocated.

e.
Unallocated operating expenses include $7.2 million of professional services, $4.2 million of facility expenses, $3.6 million of corporate insurance and business license expenses, $2.9 million of salaries and benefits and $1.1 million of other expenses.

f.	Depreciation and non-capitalized property, plant and equipment expenses may be allocated to the reportable segments in future periods.

12.	Subsequent Events

On July 3, 2002, the Company received a notice from the Nasdaq that its stock had failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, and that the Company needs to comply with the requirements for continued listing within 90 calendar days from such notification or be delisted.

On July 19, 2002, the Company’s board of directors adopted a Stockholder Rights Plan. Under the plan, the Company will issue a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on August 9, 2002. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $5.50. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Stockholder Rights Plan remains in place (or, with respect to Naveen Jain, 25% or more of the Company’s common stock), then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of InfoSpace or shares of the third party acquirer, in each case having a value of twice the right’s then-current exercise price.

On July 25, 2002, the Company’s board of directors approved a one for ten reverse stock split of its outstanding shares of common stock. The Company will ask its stockholders to approve the reverse split at a special meeting to be held on or about September 12, 2002. The record date to determine stockholders eligible to vote at the meeting will be the close of business on August 12, 2002. Upon the effective date of the proposed reverse split, the number of shares outstanding of the Company’s common stock will be approximately 30.9 million (assuming no exercises of stock options or other new stock issuances by the Company prior to the effective date of the reverse split).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2001. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. develops and delivers products and application services to a broad range of customers that span each of our business areas of wireline, merchant and wireless. We deliver a wireless and Internet platform of software and application services that enable companies to offer network-based services under their own brands. Our customers, in turn, offer these products and application services to their customers as their solutions. We provide our services across multiple platforms, including PCs and non-PC devices.

In our wireline business, we deliver our services through out own sites such as Excite, InfoSpace and Dogpile, as well as to Web portals such as America Online, and broadband service providers such as Verizon Online. In our merchant business, we deliver our products through regional Bell operating companies such as Verizon Information Services, merchant banks such as Union Bank of California and Wells Fargo, financial institutions such as American Express and other independent sales organizations. In our wireless business, we deliver our products and application services to wireless carriers such as Cingular, Verizon Wireless, AT&T Wireless, VoiceStream (T-Mobile) and Virgin Mobile UK, and other consumer service companies such as Charles Schwab.

Our Business Areas

We develop and deliver our products and services to a broad range of customers that span each of our business areas of wireline, merchant and wireless. The following provides detail on each of our business areas:

Wireline

Through our wireline business unit, we develop and deliver Internet services that are designed for high-speed broadband and dial-up narrowband websites. We operate our own consumer-facing websites, as well as offer our customers private-labeled versions of our services. Our own sites include Dogpile.com, Webcrawler.com, and Metacrawler.com, among others. Our customers include web portals such as America Online, Microsoft’s MSN, and Excite, as well as broadband service providers, including cable companies and digital subscriber line (DSL) providers such as Verizon Online.

InfoSpace’s offerings help to attract online users, create loyalty, and generate revenue from these users. Further, customer versions of InfoSpace’s services are generally private-labeled and delivered with each customer’s logo and design specifications, ensuring that the customer maintains their brand and the value relationship with their users.

Our wireline business unit is focused on delivering three main categories of application services: search, directory and broadband.

•
Search. Our search offerings differ from most other mainstream search services in that they implement meta-search. This means that we provide a comprehensive, simultaneous, integrated view of what other several other search engines have found for a given query. Through meta-search, we allow users to see a broader set of results than at other search services, and find what they’re looking for faster, all through a single Web site. Out meta-search technology utilizes the results of search engines such as FAST, Overture, Ask Jeeves, About, FindWhat, Looksmart, and Inktomi, among others.

•
Directory. Directory services are an extension of search and include services such as white pages. Our white pages service enables users to find basic telephone and address information, as well as a wide array of more detailed information, on individual people.

•
Broadband. Broadband services are targeted at the DSL and cable modem markets. These services include basic portal content that allow our customers to present a branded homepage to their broadband subscribers. They also include next-generation services, such as an integrated online video experience, which are designed to take advantage of higher bandwidth networks and help our customers to deliver a user experience that is richer and more pleasing than that of typical narrowband Internet connections.

Our wireline services generate revenue as follows:

•	Per Query. We are paid for a user generating a query to an InfoSpace or private-labeled service.

•	Licensing Fees. We earn licensing fees from the development of customized, private-label versions of one or more InfoSpace services and for providing access monthly to these services.

•	Subscription Fees. We are paid monthly based on the volume of usage of a given service.

Merchant

Our merchant business develops and delivers application and payment infrastructure services that are designed to help merchants leverage Internet and wireless technologies to conduct commerce. Using our commerce application services, merchants can establish an online presence, promote their products and services, and conduct commerce using our payment infrastructure services. Our commerce services are marketed under our own brands such as Authorize.Net, Hypermart.net and also privately branded for leading merchant banks and other merchant service providers. InfoSpace’s merchant services are available through a broad merchant reseller channel comprised of several independent sales organizations and through strategic partners, including Verizon Information Services, financial institutions such as American Express, Wells Fargo and Union Bank of California, and wireless carriers such as Cingular and AT&T Wireless.

Our merchant business is focused on payments, shopping, promotions and hosting.

•
Secure Payment Gateway Solutions enable merchants to authorize, process, and manage credit card and electronic check transactions using industry standard Internet security methods. These services are available under the brand Authorize.net (http://www.authorize.net/) and through our merchant bank partners such as Wells Fargo, Union Bank of California and Independent Sales Organizations such as US Merchant Services, iPayments etc. We earn revenue from our merchants on a monthly subscription fee, which includes a certain number of transactions. As merchants exceed their minimum, we receive additional revenue per transaction.

•
Merchant promotions is primarily our yellow page services, and are distributed through leading Web sites and wireless carriers offering merchants expansive networks over which to promote their products and services. Revenues from merchant promotions are generated on a per query basis.

•
Shopping services offer a private-labeled, comparison shopping and customer loyalty solution that provides a unique way for reward point redemption and online purchases using range of products available from name brand merchants such as Good Guys, ABT

Electronics, Saks 5th Avenue and other merchants. We earn a percentage of the total dollars processed or a percentage of loyalty points redeemed.

•
Hosting solutions provide merchants and Web developers with a flexible and scalable solution for establishing and building secure Web sites with a range of tools for web page construction and store building applications. These services are marketed under the brand Hypermart.net (http://www.hypermart.net/). Hosting revenues are generated on a monthly basis from subscriptions and monetization of the users to the merchants’ web sites.

Wireless

We develop, deliver and support wireless data solutions that make it possible for wireless carriers to provide compelling and revenue-generating wireless data offerings to their subscribers. Our flexible wireless data solutions make it easier and more efficient for our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to any mobile device.

InfoSpace partners include leading wireless carriers worldwide, such as VoiceStream (T-Mobile), Verizon Wireless, Cingular Wireless, AT&T Wireless, Iusacell, Rogers AT&T Wireless, KPN NL, Virgin Mobile UK and Vodafone Australia.

We generate revenue primarily on a per-subscriber or per-message fee basis.

Our wireless business unit is focused on mobile applications and mobile application services.

•
Mobile Applications. We enable wireless carriers to differentiate their offering with an array of the information and services people use every day. Our services are accessible over a wide array of network and device standards, including WAP, SMS, WAP-push, SS7 signaling, voice (VXML), BREW and J2ME, among others.

Our Mobile Applications fall into two product areas:

•
Content Applications. We offer a broad range of content applications delivering wireless access to the services and information people use everyday. Our content applications offer carriers a broad range of multi-modal based categories such as wireless essentials including news, finance, sports and weather, fun and dating, jokes, horoscopes, trivia and more. In addition, InfoSpace helps carriers to more effectively target, attract and retain users through offering service packages designed to appeal to the unique needs and interests of specific segments such as teens and young adults.

•
Messaging. Our wireless messaging offers carriers a single interface, private-labeled for their brand, that provides subscribers with multi-modal access to corporate and personal email, calendars and directories, using any Internet-connected or wireless device.

•
Mobile Application Services. We offer a comprehensive set of standards-based, modular components that, together as an end-to-end solution or integrated with carrier and/or third-party systems, enables effective development, deployment and management of wireless data services. In addition, mobile application services provide the tools and technologies to generate billing logs, track service usage, create targeted service packages and manage user accounts.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, other-than-temporary impairment of investments, and collectibility of outstanding accounts and other receivables. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounting for Goodwill and Certain Other Intangible Assets

Approximately 33% of our assets as of June 30, 2002 consist of goodwill and other intangible assets, most of which have been acquired in business combinations and were recorded based on the fair value of the consideration we issued to effect those business combinations. We adopted SFAS No. 142 on January 1, 2002 and recorded a charge of $206.6 million to reduce the carrying value of our intangible assets to their estimated fair value as of January 1, 2002. Ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

Other Investments

We have invested in public and private companies for business and strategic purposes. As of June 30, 2002, the carrying value of our publicly held and privately held investments was $6.4 million and $22.5 million, respectively. The determination as to whether a decline in the fair value of a publicly held security is other-than-temporary requires a considerable amount of judgment. However, determining whether other-than-temporary declines in the fair values of investments in the equity securities of private companies have occurred requires an even higher level of judgment due to the absence of an observable market price for the investment. We regularly review the status of our private company investees to determine whether such a decline has occurred. However, this determination involves various assumptions about the investee companies’ business prospects in addition to an understanding of their capital structure and financing developments. To the extent the companies in which we have invested experience significant business difficulties in the future, we may record additional impairment charges beyond those incurred to date.

We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and accounting. For investments in companies with publicly quoted market prices, we compare the market price to the investment’s carrying value and, if the quoted market price is less than the investment’s accounting basis for an extended period of time, generally six months, we then consider additional factors to determine whether the decline in fair value is other-than-temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, downgrading of a debt security by a rating agency, and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment’s carrying value.

Revenue Recognition

Approximately 0.4% of our revenue in the six months ended June 30, 2002 was earned from advertising barter transactions. The determination of the fair value of consideration given and received requires judgment. For advertising barter transactions, we identify comparable cash transactions, as required by EITF Issue No. 99-17, to determine the amount of revenue and expense to be recorded for the advertising we receive and surrender in such transactions.

We also record revenue from arrangements that contain multiple revenue-generating activities. In such arrangements, we recognize revenue for individual elements where evidence of the fair value of the individual elements exists. Where no such evidence exists, revenue is recognized for the individual components as one element.

Accounts and Other Receivables

The allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payments trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts as well as identification of accounts that have exceeded payment terms.

Internally Developed Software

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, to provide guidance on the accounting treatment of costs related to software obtained or developed for internal use. We have capitalized certain costs to develop internal-use software, consisting primarily of salaries and benefits. Because most of our employees do not work exclusively on developing internally-used software, we allocate the salaries and benefits for employees on a project-by-project basis. We capitalize the amount of salaries and benefits related to software developed for internal use based on the results of this allocation. We have capitalized approximately $1.3 million of internal-use software costs during the six months ended June 30, 2002. During the year ended December 31, 2001, we capitalized approximately $2.6 million of internal-use software costs. These amounts are included in property and equipment, net, on our consolidated balance sheet. We amortize these capitalized costs to expense over an estimate of the useful life of the related internal-use software, which is generally five years.

Historical Results of Operations

We have incurred losses since our inception and, as of June 30, 2002, had an accumulated deficit of approximately $1.2 billion, which includes impairment and amortization of intangibles of approximately $800 million. For the three months ended June 30, 2002, our net loss was $13.7 million, including amortization of intangibles of $5.8 million and $345,000 loss on investments. For the three months ended June 30, 2001, our net loss was $70.9 million, including $59.1 million in amortization of goodwill and other intangibles and $14.1 million loss on investments. For the six months ended June 30, 2002, our net loss totaled $254.2 million, including the cumulative effect of a change in accounting principle of $206.6 million, amortization of intangibles of $11.7 million, and $17.3 million loss on investments. For the six months ended June 30, 2001 our net loss totaled $195.3 million, including amortization of goodwill and other intangibles of $123.0 million and $61.7 million loss on investments.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Revenues. Our revenues are derived from our products and application services, which are delivered to end-users on wireline, wireless and broadband platforms and to merchants via merchant aggregators including merchant banks. Under many of our agreements we earn revenue from a combination of our products and application services.

Revenues were $33.3 million in the three months ended June 30, 2002 compared to $50.9 million for the three months ended June 30, 2001. Revenues were $66.4 million for the six months ended June 30, 2002 compared to $97.5 million for the six months ended June 30, 2001. The decline in total revenue for the three and six months ended June 30, 2002 reflects the reduction of barter and related party revenues and declines in general economic conditions in the United States.

Revenues for wireline were $13.2 million in the three months ended June 30, 2002 compared to $33.1 million in the three months ended June 30, 2001. Revenues for wireline were $27.6 million for the six months ended June 30, 2002, compared to $60.9 million for the six months ended June 30, 2001. The decline in total wireline revenue for the three and six months ended June 30, 2002, reflects the reduction of barter and related party revenues and overall declines in general economic conditions during the year.

Revenues for merchant were $12.6 million in the three months ended June 30, 2002 compared to $9.4 million in the three months ended June 30, 2001. Revenues for merchant were $24.8 million in the six months ended June 30, 2002 compared to $19.4 million in the six months ended June 30, 2001. The growth in merchant revenue for the three and six months ended June 30, 2002, is primarily due to an increase in the number of merchant customers using our payment platform, and an increase in transactions being processed on, our payment platform and new long-term agreements for our merchant promotion services with Verizon Information Services.

Revenues for wireless were $7.5 million in the three months ended June 30, 2002 compared to $8.4 million in the three months ended June 30, 2001. Revenues for wireless were $14.1 million in the six months ended June 30, 2002 compared to $17.2 million in the six months ended June 30, 2001. The change reflects the restructuring of our relationship with our customer in Brazil in the fourth quarter of 2001, whereby our partner has assumed certain costs and risks for developing the market while we will continue to provide them our platform and application services. In addition, during July 2001 we sold certain assets related to the enterprise portion of our speech solutions business. Both of these events contributed to reduced wireless revenues in the latter half of 2001 and in 2002. Our existing agreement with Verizon Wireless terminates in November 2002.

Included in revenue are barter revenues generated from non-cash transactions as defined by EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. Barter expense is recorded when the other party to the agreement completes their obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized barter revenue of $120,000 for the three months ended June 30, 2002 compared to $8.0 million for the three months ended June 30, 2001 from these non-cash agreements. We recognized barter revenue of $243,000 for the six months ended June 30, 2002 compared to $10.1 million for the six months ended June 30, 2001 from these non-cash agreements. Non-cash transactions are common in our industry. Generally, these transactions consist of the right to place Internet advertisements. For the three months ended June 30, 2002, barter advertising expense was $447,000 compared to $3.7 million in the three months ended June 30, 2001. For the six months ended June 30, 2002, barter advertising expense was $621,000 compared to $6.1 million in the six months ended June 30, 2001. We expect that barter revenue and expense in fiscal 2002 will continue to decrease in absolute dollars from the amount of barter revenue and expense recorded in fiscal 2001.

We hold warrants and stock in public and privately-held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments. Additionally, some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations, we record revenue equal to the fair value of the stock or warrant then vesting. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined through third party investors or independent appraisal. We recorded revenue in the amount of $642,000 for recognition of deferred revenue associated with stock and warrants for the three months ended June 30, 2002 compared to $1.5 million for the three months ended June 30, 2001. We recorded revenue in the amount of $1.4 million for recognition of deferred revenue associated with stock and warrants for the six months ended June 30, 2002 compared to $11.0 million for the six months ended June 30, 2001. We expect that warrant revenue in fiscal 2002 will continue to decrease from the amount of warrant revenue recorded in fiscal 2001.

Revenues earned from companies in which we own stock are considered related party revenues, including independent agreements entered into during the current year with companies that we or Go2Net invested in during prior years. During the six months ended June 30, 2002, we made no new investments in private or public companies. From time to time, in the normal course of business, we have entered into agreements to provide various promotional services for companies in which we previously made an investment. In addition, we have deferred revenue from warrants that were earned from a company in which we have an investment. For the three months ended June 30, 2002, related party revenue was $696,000, (including $402,000 of the $642,000 of stock and warrant revenue discussed above) compared to $16.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, related party revenue was $1.5 million, (including $916,000 of the $1.4 million of stock and warrant revenue discussed above), compared to $24.6 million for the six months ended June 30, 2001.

Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and application services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues was $9.7 million, or 29% of revenue for the three months ended June 30, 2002, compared to $10.6 million, or 21% of revenue for the three months ended June 30, 2001. Cost of revenues was $19.4 million, or 29% of revenue for the six months ended June 30, 2002 compared to $22.3 million, or 23% of revenue for the six months ended June 30, 2001. The absolute dollar decrease of cost of revenues for the three and six months ended June 30, 2002 was primarily attributable to a decrease in salaries and benefits resulting from a reduction of workforce in 2001.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the software, application services and solutions we deliver to our customers across wireline, wireless and broadband networks. Product development expenses were $9.5 million, or 29% of revenue, for the three months ended June 30, 2002, compared with $10.6 million, or 21% of revenue, for the three months ended June 30, 2001. Product development expenses were $18.9 million, or 29% of revenue, for the six months ended June 30, 2002, compared with $22.4 million, or 23% of revenue, for the six months ended June 30, 2001. The absolute dollar decrease for the three and six months ended June 30, 2002 was primarily attributable to a decrease in salaries and benefits resulting from a reduction of workforce in 2001 and a decrease in the use of outside professional services. Generally, product development costs are not consistent with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that continued significant investments in technology are necessary to remain competitive.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. Sales, general and administrative expenses were $22.7 million, or 68% of revenues, for the three months ended June 30, 2002 compared to $31.7 million, or 62% of revenues, for the three months ended June 30, 2001. Sales, general and administrative expenses were $49.8 million, or 75% of revenues, for the six months ended June 30, 2002 compared to $67.7 million, or 70% of revenues, for the six months ended June 30, 2001. The absolute dollar decrease for the three and six months ended June 30, 2002 is attributable to reduced salaries and benefits from our reduction of workforce in 2001, reduced barter advertising expense and recovery of bad debts from receiving payments on receivables that had been previously written off as not collectible. We expect sales, general and administrative expenses to continue to decline in absolute dollars in fiscal 2002 as compared to fiscal 2001.

Amortization of Intangible Assets. Amortization of intangible assets in fiscal 2002 includes amortization of core technology, customer lists and other intangibles. For periods prior to fiscal 2002, amortization of intangibles included amortization of goodwill, core technology, purchased domain names, trademarks, customer lists and assembled workforce. Amortization of other intangible assets was $5.8 million for the three months ended June 30, 2002, compared to $5.3 million for the three months ended June 30, 2001. Amortization of other intangible assets was $11.7 million for the six months ended June 30, 2002, compared to $10.4 million for the six months ended June 30, 2001. The absolute dollar increase during the three and six months ended June 30, 2002 is attributable to increased amortization of other intangible assets acquired from the GiantBear, Excite and eCash transactions. Other intangible assets are scheduled to be fully amortized by fiscal 2007 with corresponding amortization expense estimated to be $7.1 million for the remainder of 2002, $14.2 million for 2003, $10.6 million for 2004, $3.2 million for 2005, $848,000 for 2006 and $55,000 for 2007.

Effective January 1, 2002, goodwill and other specific intangible assets are no longer subject to amortization (see Cumulative Effect of Change in Accounting Principle). As a result, we did not record an expense for amortization of goodwill in the three and six months ended June 30, 2002. Amortization of goodwill was $53.8 million for the three months ended June 30, 2001. Amortization of goodwill was $112.6 million for the six months ended June 30, 2001.

Other charges. Other charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other charges of $849,000 for the three months ended June 30, 2002 consist of a settlement charge on a litigation matter and an additional allowance for a note receivable. Other charges of $799,000 for the six months ended June 30, 2002 consist of the items detailed above, offset by a reduction of an estimated liability for settlement of a litigation matter. Other charges of $217,000 for the three months ended June 30, 2001 consisted of legal settlement charges. Other charges of $167,000 for the six months ended June 30, 2001 included settlements on litigation matters and an allowance for a note receivable, offset by a $2.0 million decrease to an estimated liability for past overtime worked.

Loss on Investments. Loss on investments consists of losses from declines in the fair value of derivative instruments held, losses on investments marked to fair value in the InfoSpace Venture Capital Fund 2000 LLC during the three months ended March 31, 2001 and realized gains and losses on investments and impairment on investments.

Changes in fair values of derivative instruments held: Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives. For the three months ended June 30, 2002, we recognized a $171,000 loss from the net decrease in fair value of these warrants compared to a $2.6 million gain for the three months ended June 30, 2001. For the six months ended June 30, 2002, we recognized a $1.4 million loss from the net decrease in the fair value of these warrants compared to a $3.9 million loss for the six months ended June 30, 2001.

Impairment on investments: Our management determined that the decline in value was other-than-temporary for some of our investments during the three months ended June 30, 2002. For the three months ended June 30, 2002, we recorded impairment charges of $174,000, compared to $14.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, we recorded impairment charges of $15.9 million, compared to $56.1 million for the six months ended June 30, 2001.

Other Income, Net. Other income, net, consists primarily of interest income and totaled $2.0 million during the three months ended June 30, 2002 compared to $4.6 million in the three months ended June 30, 2001. Other income, net, totaled $4.1 million for the six months ended June 30, 2002 compared to $10.6 million for the six months ended June 30, 2001. The decrease for the three and six months ended June 30, 2002 was primarily due to reduced cash and marketable investments held during the periods ended June 30, 2002 as compared to the same periods ended June 30, 2001, as well as lower interest rates. The average interest rate earned on invested balances during the three months ended June 30, 2002 was 3.18%, as compared to 4.96% for the three months ended June 30, 2001.

We anticipate that interest income from our fixed securities will decrease in the third quarter of 2002 compared to the second quarter of 2002 primarily as a result of lower rates and invested balances. We continue to expect lower yields on our invested balances and expect our total interest income to be lower in fiscal 2002 compared to fiscal 2001.

Income Tax Expense. We have recorded income tax expense of approximately $96,000 for the three months ended June 30, 2002 and $240,000 for the six months ended June 30, 2002 related to our operations in Europe. We expect to continue to record a tax provision for our international operations and do not anticipate recording a U.S. federal tax provision for the remainder of 2002.

Cumulative Effect of Changes in Accounting Principle. Effective July 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business

Combinations, and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. In accordance with SFAS No. 142, we evaluated the classification of our intangible assets using the criteria of SFAS No. 141, which resulted in $1.0 million of intangible assets (comprised entirely of assembled workforce intangibles) being classified into goodwill at January 1, 2002.

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. We evaluated our other intangible assets, which include core technology, customer lists and other, and determined that substantially all such assets have definite lives. As of January 1, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $313,000. This amount is included in goodwill, net on our consolidated balance sheet as of June 30, 2002.

SFAS No. 142 prescribes an impairment testing of goodwill, which we completed during the three months ended March 31, 2002 and determined that the value of our recorded goodwill was impaired as of January 1, 2002. Accordingly, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on independent valuations of the our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

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

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $94.7 million, short-term investments available-for-sale of $119.1 million and long-term investments available-for-sale of $51.1 million, for a total of cash and marketable investments of $264.9 million. We invest our excess cash in high quality marketable investments, which are rated at least A-1, P-1. These investments include U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds. These investments are classified on the balance sheet in three captions based on their relative maturity dates: cash and cash equivalents, short-term investments and long term investments.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit, future monthly lease payments for certain of our property leases and a bank guaranty. At June 30, 2002, the total amount of collateral pledged under these agreements was approximately $5.7 million, which consisted of $4.8 million of standby letters of credit, $546,000 of certificates of deposit and $342,000 of bank guaranty. At June 30, 2002 we were holding funds in the amount of approximately $2.8 million for and on behalf of merchants utilizing our eCheck application services, in anticipation of funding under contractual terms. On average, eCheck funds are held for seven business days or longer depending on the merchant agreement. The held funds are included in cash and other current liabilities on our consolidated balance sheet.

Net cash used by operating activities totaled $22.1 million for the six months ended June 30, 2002. The use of cash in operating activities for the six months ended June 30, 2002 included a $10.5 million increase in accounts receivable from December 31, 2001. $9.6 million of the balance on June 30, 2002 was subsequently received by the Company during July of 2002. Cash used in operating activities for the six months ended June 30, 2002, also included a cash outlay of $4.4 million for a lease buyout payment in connection with the lease of the our former Seattle facility paid in April 2002. The Seattle facility was the corporate headquarters of Go2Net prior to the Company’s merger in October 2000. This buyout released the Company of all future obligations under that lease. Cash used in operating activities for the six months ended June 30, 2002, also included $1.9 million of transition charges related to the Giant Bear acquisition.

Net cash used by investing activities totaled $2.4 million for the six months ended June 30, 2002. We sold $43.0 million of long-term investments with maturities of one to two years. We reinvested $38.7 million of the funds from the sale of the long-term investments into short-term investments rated at least A-1, P-1 with maturities of 365 days or less. We used $4.0 million to purchase fixed assets, primarily capitalized equipment. We also used $2.5 million in business acquisition costs for the purchase of certain assets from eCash Technologies.

Net cash provided by financing activities in the three months ended June 30, 2002 was $610,000. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through the employee stock purchase plan.

We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs excludes any payments to settle pending litigation matters or any amounts we may be required to pay resulting from the IRS audit of our payroll tax returns for the year 2000. In addition, the Company evaluates acquisitions of businesses, products or technologies that complement its business from time to time. Any such transactions, if consummated, may use a portion of the Company’s working capital. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

We have a history of losses and expect to continue to incur operating losses, and we may not achieve profitability under GAAP or be able to sustain profitability under GAAP.

We have incurred net losses from our inception through June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $1.2 billion. We have not achieved profitability under accounting principles generally accepted in the United States of America (GAAP) and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We may in the future incur losses from the impairment of goodwill or other intangible assets, or from the impairment of the value of private and public companies that we have invested in. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. If we do achieve profitability, we may not be able to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services;

•	our ability to attract and retain customers;

•	the loss or termination of key customer relationships;

•	the amount and timing of fees we pay to Web portals to include our information services on their Web sites;

•	expenditures for expansion of our operations;

•	effects of acquisitions and other business combinations by us or our customers;

•	our ability to meet service level agreements with our carrier partners;

•	the introduction of new or enhanced services by us, or other companies that compete with us or our customers; and

•	the inability of our customers to pay us or to fulfill their contractual obligations to us.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

Failure to comply with Nasdaq’s listing standards could result in our stock being delisted from the Nasdaq National Market and adversely affect the market for our stock.

In order to continue to be listed on the Nasdaq National Market, we must meet specific quantitative standards, including a minimum bid price. On July 3, 2002, we received a notice from the Nasdaq that our stock had failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, and that we need to comply with the requirements for continued listing within 90 calendar days from such notification or be delisted.

On July 25, 2002 our Board of Directors adopted a resolution approving and recommending to our stockholders for their approval an amendment to our certificate of incorporation which would effect a one-for-ten reverse split of our common stock. Our stockholders are being asked to approve the amendment at a Special Meeting of Stockholders to be held on or about September 12, 2002. If our stockholders fail to approve the reverse stock split, we may be required to expend significant resources to attempt to maintain our Nasdaq listing or pursue alternatives to a Nasdaq listing. If the reverse split is approved and implemented, every 10 shares of our outstanding common stock would automatically become one share of common stock, with a proportionate adjustment in the price per share. However, we cannot provide any assurance that the market price of our common stock immediately after the effectiveness of the proposed reverse split would be maintained at that level for any period of time thereafter.

If our common stock is delisted from the Nasdaq National Market, it would adversely affect the liquidity and trading price of our securities. In addition, our ability to raise capital through the issuance of debt or equity securities would be impaired.

Our revenues are attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented 57% of our revenues for the six months ended June 30, 2002 and 38% of our revenues for the year ended December 31, 2001. No single customer accounted for more than 10% of our revenues in fiscal year 2001. However, Overture and Verizon each accounted for more than 10% of our revenues for the three and six months ended June 30, 2002. Verizon includes Verizon Information Services, a customer using our merchant services, Verizon Wireless, a customer using our wireless services, and Verizon Online, a customer using our broadband services. Our existing agreement with Verizon Wireless terminates in November 2002. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results could materially suffer.

An audit of our payroll tax returns could result in material liabilities that could adversely affect our financial position and results of operations.

The Internal Revenue Service is auditing our payroll tax returns for the year 2000. This audit includes a review of tax withholding on stock options exercised for certain former employees. No amounts have been accrued in our financial statements, as we are not able to determine the amount of the liability that may result. We believe that we have meritorious arguments against any such assessment; however, resolution of this matter is uncertain and our arguments may not prevail in the event an assessment by the Internal Revenue Service is rendered. If the Internal Revenue Service determines that we owe additional payroll taxes, and the amount we owe is material to us, our financial position and results of operations will be adversely affected.

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

Since inception, our business model has evolved and is likely to continue to evolve as we expand our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

•	develop and continually enhance our technology and products and services;

•	sell additional services to our existing merchants, merchant banks and merchant aggregator partners;

•	continue to up-sell and retain our existing carrier partners;

•	manage our growth, control expenditures and align costs with revenues;

•	expand successfully into international markets;

•	attract, retain and motivate qualified personnel; and

•
respond quickly and appropriately to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors, and regulatory changes affecting the industries we operate in and/or markets we serve.

In addition, in response to uncertain and volatile economic conditions we may find it necessary to streamline operations and reduce expenses, which would likely include reductions in the workforce, cuts in discretionary spending, reductions in capital expenditures as well as other steps to reduce expenses. Effecting any such restructuring would likely place significant strains on management and our operational, financial, employee and other resources. In addition, any such restructuring could negatively affect our development, marketing, sales and customer support efforts or alter our product development plans.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $0.37 to $138.50 (as adjusted for stock splits). On August 9, 2002, the closing price of our common stock was $0.51. Our stock price could continue to decline or be subject to wide fluctuations in response to factors such as the following:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the wireless communications, Internet and online commerce industries;

•	regulatory changes affecting the wireless, Internet and online commerce industries;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors;

•	the loss of significant customers;

•	announcements relating to litigation and similar matters; and

•	additions or departures of key personnel.

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

For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, assembled workforce, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable.

In addition, recent changes in GAAP require us to discontinue amortizing goodwill and certain intangibles. We adopted these changes effective January 1, 2002. Under this approach,

goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, we recorded a non-cash, non-operating charge in the amount of $206.6 million for the cumulative effect of adopting this new accounting standard.

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

Our revenues are dependent on our relationships with companies who distribute our products and application services.

We provide our products and application services to our customers, who in turn offer them to their customers. We will not be able to continue generating revenues from licensing fees, transaction fees, advertising and subscription fees unless we can secure and maintain distribution for our products and application services on acceptable commercial terms through a wide range of customers and resellers including Web portals, merchant banks and other financial institutions, and wireless carriers who provide access to our products and application services to their customers. In particular, we expect that America Online, Inc. (AOL), its CompuServe and Digital City divisions and Microsoft Network, LLC (MSN), will account for a substantial portion of our wireline traffic. We pay carriage fees to AOL and MSN. If we lose a major web portal or destination Web site, we may be unable to timely or effectively replace the traffic with comparable traffic patterns and user demographics. We rely on our relationships with regional Bell operating companies and other merchant banks and financial institutions, including American Express and Wells Fargo, for distribution of our merchant services. We also rely on our relationships with major US wireless carriers such as Verizon Wireless, Cingular Wireless and VoiceStream (T-Mobile) to provide our wireless applications to their subscribers. Our agreements with these companies typically are for between one and three years and automatically renew for successive terms thereafter, subject to termination on short notice. In particular, certain of our carrier agreements will come up for renewal during 2002. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the costs of the relationships.

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

We typically license content under arrangements that require us to pay usage (per query) or fixed monthly fees for the use of the content or require us to pay under an advertising revenue-sharing arrangement. In the future, some of our content providers may demand a greater portion of advertising revenues or increase the fees that they charge us for their content thus having a negative impact on our net earnings. If we fail to enter into and maintain satisfactory arrangements with content providers our ability to provide a variety of products and services to our customers could be severely limited, thus harming our business reputation and operating results.

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

•
during the past eighteen months, companies in the industries we have invested in and in the technology industry have experienced difficulties in raising capital to fund expansion or continue operations and, if available at all, financing is often on unfavorable terms which may impair the value of our investments;

•	some of our investments are in businesses based on new technologies or products that may not be widely adopted, if at all; and

•
most of our investments are in privately held companies, and if public markets for their securities or if other opportunities for liquidity do not develop, it may be difficult to sell those securities.

We regularly review our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. We determined that the decline in value of our investments was other-than-temporary for several investments in the six months ended June 30, 2002. We recognized non-cash losses totaling $17.3 million for the six months ended June 30, 2002 to record these investments at their current fair values. During the year ended December 31, 2001, we determined that the declines in value of many of our investments were other-than-temporary and we recognized losses totaling $100.9 million, which represented 20% of the net loss for the period, to record these investments at their current fair values. With the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of June 30, 2002, Other investments were recorded at $28.9 million.

If we conclude in future quarters that the fair values of any of our investments have experienced more than a temporary decline, we will record additional investment losses, which would adversely affect our financial condition and results of operations.

Our financial and operating results will suffer if we are unsuccessful at integrating acquired businesses.

We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Acquisitions typically involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our employees, customers, merchant banks and aggregators and wireless carriers;

•	losing key employees of acquired companies; and

•	failing to achieve the anticipated benefits of these acquisitions in a timely manner.

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

In light of current market conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Stock options, which typically vest over a two- or four-year period, are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, we may in the future need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees that may be viewed as dilutive to our shareholders.

Operational Risks Related to Our Business

Our systems could fail or become unavailable, which would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements.

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; and Papendrecht, The Netherlands. Until we complete our disaster recovery and redundancy planning, none of our data centers are currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software which may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic on our Web sites or our customers’ Web sites increases substantially, we must respond in a timely fashion by expanding and upgrading our technology, transaction-processing systems and network infrastructure. Due to the number of our customers and the products and application services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

If we are unable to retain our key employees, we may not be able to successfully manage our business.

Our business and operations are substantially dependent on the performance of our key employees, all of who are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, and are unable to recruit and retain a suitable successor, we may not be able to successfully manage our business or achieve our business objectives. The only person on whom we maintain key person life insurance is Naveen Jain, our Chairman and Chief Executive Officer. Although our executive officers have signed agreements which limit their ability to compete with us for one year after their employment with us ends, our business could be harmed if subsequent to the non-compete period one or more of them joined a competitor or otherwise decided to compete with us. Naveen Jain has signed a two-year non-competition agreement.

On July 31, 2002, we announced that the board of directors has formed a search committee to identify qualified candidates to serve as the Company’s chairman and chief executive officer. In the event that we are unsuccessful in recruiting and retaining a qualified candidate to serve as our Chairman and Chief Executive Officer, it could have a material adverse effect on our business.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new, particularly with respect to our merchant services and our wireless data services. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. In 2001, we announced realignments of resources to concentrate on development of our wireless, merchant and wireline and broadband services. These realignments included a reduction in our workforce of approximately 375 employees. These, or other future operational decisions, could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

If we are unable to effectively manage the growth in our relationships with customers and other third parties, our business and reputation could be harmed.

The growth of our business has strained our ability to meet customer demands and manage the growing number of customer relationships. In addition, our customer relationships are growing in their size and complexity of services. As a result of the growth in the size, number, and complexity of our relationships we may be unable to meet the demands of our customer relationships, which could result in the loss of customers, subject us to penalties under our agreements and harm our business and reputation.

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

We operate in a rapidly changing and evolving market and experience fluctuating demand for our products and services. As we work to control costs, these market factors may make it difficult to align internal resources with customer demand in a timely manner.

We may not be successful in forming strategic alliances with other companies.

We may not be able to form alliances with other companies that are important, among other things, to enable us to successfully execute certain elements of our business plan including obtaining potential new customers and enter new markets; to enable us to renew or enter into new agreements with our existing customers; and to ensure that our products are compatible with third-party products. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results.

Our efforts to increase our presence in markets outside the United States may be unsuccessful and could result in losses.

We have limited experience in developing localized versions of our products and application services internationally, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of relationships with our customers and other third parties.

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

As markets for Internet software and application services for wireline, wireless and broadband continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. If we do not effectively manage risks related to our expansion internationally, our business is likely to be harmed.

We are subject to legal proceedings that could result in liability and damage our business.

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims to equity by alleged employees and claims of infringement of intellectual property rights by us, as well as a putative securities class action lawsuit and other securities-related litigation. Approximately eleven lawsuits against us are currently pending in which claims have been asserted against us or current or former directors and executive officers, in addition to ordinary course collection matters and intellectual property infringement claims that are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some or all of the claims, should they be successful. Such proceedings and claims, even if not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against InfoSpace. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of our pending legal proceedings, see “Item 3. Legal Proceedings.”

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.

As of February 28, 2002, our officers, directors and affiliated persons beneficially owned approximately 26.8% of our voting securities. Naveen Jain, our Chairman and Chief Executive Officer, beneficially owned approximately 20.7% of our voting securities as of that date. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants that provide for accelerated vesting if their employment is actually or constructively terminated after a change of control. The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider or could prevent us from entering into transactions or agreements that we may consider beneficial to our business. Except and in accordance with securities laws and Company policies regarding insider trading, none of our insiders are subject to contractual limitations on their ability to sell their shares.

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

On July 19, 2002, our board of directors adopted a stockholder rights plan, pursuant to which we declared and are paying a dividend of one right for each share of common stock held by stockholders of record as of August 9, 2002. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

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

Our intellectual property or proprietary rights could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely on a combination of patent, copyright and trade secrets to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent products and feature enhancements and reliable product support and maintenance are more essential to maintaining a technology leadership position. We rely on trademark law to protect the value of our corporate brand and reputation.

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain limited escrow arrangements with respect to certain of our products, we do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products and trademarks is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third-party proprietary rights, we might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements. Any royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

We could be subject to liability due to security risks both to users of our merchant services and to the uninterrupted operation of our systems.

Security and privacy concerns of users of online commerce services such as our merchant services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. We rely on secure socket layer technology, public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, our payment transaction services may be susceptible to credit card and other payment fraud schemes perpetrated by hackers or other criminals. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet payments systems generally, our business could suffer. In addition, the large volume of payments that we handle for our customers makes us vulnerable to employee fraud or other internal security breaches. We cannot assure you that any internal control systems will prevent material losses from employee fraud.

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

Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. As a result of generally unfavorable economic conditions, some of the companies that we rely upon to maintain the network infrastructure may lack sufficient capital to support their long-term operations. In addition, as the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet’s performance or reliability may suffer as a result of this continued growth.

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

The Internet and wireless industries have experienced substantial consolidation. For example, AOL, which previously acquired Netscape, has merged with Time Warner, and VoiceStream has been acquired by T-Mobile. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including:

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us;

•	our customers could acquire or be acquired by one of our competitors and terminate their relationship with us; and

•	our customers could merge with other customers, which could reduce the size of our customer base.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

PART II — OTHER INFORMATION

Item 1. – Legal Proceedings

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by us. These claims, even if not meritorious, could require the expenditure of significant financial and managerial resources.

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that we and our chief executive officer, made false and misleading statements about our business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the our chief financial officer as a defendant. On April 8, 2002, we filed a motion to dismiss the complaint for failure to state a claim. On April 11, 2002, plaintiffs filed a motion for leave of the Court to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants, which was granted on April 30, 2002. The amended complaint was filed on May 9, 2002. On July 2, 2002, we filed a new motion to dismiss the amended complaint for failure to state a claim. Merrill Lynch and its analyst have moved for transfer to the Southern District of New York. We have opposed their transfer motion and, with Merrill Lynch’s support, seek severance and transfer of only plaintiffs’ claims against Merrill Lynch to New York. Plaintiffs have sought to stay the case pending resolution of the transfer and severance motion. We believe that we have meritorious defenses to plaintiffs’ claims against us and our management, but litigation is inherently uncertain and we may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants certain current and former officers and directors of ours and entities related to several of the individual defendants; InfoSpace is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted the InfoSpace’s assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to the our obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Board of Directors, with the assistance of independent legal counsel, has investigated the complaint, and on March 22, 2002 filed a motion to terminate this derivative action. Discovery is proceeding with respect to the motion to terminate and a hearing on the motion is scheduled for early October 2002.

On December 18, 2000, an employee filed a complaint against the Company in the United States District Court for the Western District of Washington alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, and fraudulent and negligent misrepresentation. The suit also included a claim against the Company’s chief executive officer, for violations of the Racketeer Influenced Corrupt Organizations (RICO) Act. On March 29, 2001, the court dismissed the plaintiff’s claims for breach of the covenant of good faith and fair dealing. On March 1, 2002, the court dismissed the employee’s claims for breach of contract, fraudulent and negligent misrepresentation with respect to the alleged promise that the employee would always have more stock options than any other InfoSpace employee, and violation of the RICO Act, and also denied certain other motions by the plaintiff. On June 20, 2002, the parties resolved the only surviving claim, plaintiff’s allegation of fraudulent and negligent misrepresentation, by agreement and the lawsuit was dismissed on July 11, 2002.

In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). Both parties moved for summary judgment on the merits of their respective claims, and those motions were denied. In February of 2002, Go2Net moved for summary judgment to dismiss Molino’s equitable defenses of waiver and estoppel to Go2Net’s WSA claim. Molino opposed that motion, and moved to dismiss Go2Net’s WSA claim. On March 8, 2002, the court granted Go2Net’s summary judgment motion with respect to the unavailability of equitable defenses to Molino and denied Molino’s motion to dismiss. The trial for this case commenced on August 7, 2002. Our management believes Go2Net has meritorious claims and defenses to the counter-claims but litigation is inherently uncertain and we may not prevail in this matter.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the InfoSpace’s merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the then corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. The dispositive motion deadline was moved to July 1, 2002 and

Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. Our management believes Authorize.Net and Go2Net have meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants InfoSpace and certain of InfoSpace’s current and former directors, and alleges violations of state law in connection with the asset purchase transaction between InfoSpace and The boxLot Company in December of 2000 and seeks monetary damages. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice two of the defendants, who are current directors of InfoSpace, from the action. Our management believes InfoSpace has meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

Item 2.    Changes in Securities and Use of Proceeds

On July 19, 2002, our board of directors adopted a Stockholder Rights Plan. Under the plan, we will issue a dividend of one right for each share of InfoSpace common stock held by stockholders of record as of the close of business on August 9, 2002. Each right will initially entitle stockholders to purchase a fractional share of InfoSpace preferred stock for $5.50. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of our common stock while the Stockholder Rights Plan remains in place (or, with respect to Naveen Jain, 25% or more of InfoSpace’s common stock), then, unless the rights are redeemed by InfoSpace for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of InfoSpace or shares of the third party acquirer, in each case having a value of twice the right’s then-current exercise price.

Item 3.    Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 20, 2002, the following proposals were adopted by the margin indicated:

1.	To elect one Class III director to serve for the ensuing three years and until his successor is duly elected:

Nominee	Shares Voted For	Votes Withheld

Naveen Jain	242,792,028	12,727,305

2.
To approve an amendment to our Restated 1996 Flexible Stock Incentive Plan to increase the number of shares added on an annual basis to the number of shares reserved for issuance to an amount equal to the lesser of (A) five percent (5%) of our outstanding shares at the end of our preceding fiscal year and (B) a lesser amount determined by the Board, on the first day of each fiscal year beginning in 2002.

Shares Voted
For	64,875,457
Against	39,980,517
Abstain	398,066

3.	To ratify the appointment of Deloitte & Touche LLP as independent auditors for InfoSpace for the fiscal year ending December 31, 2002:

Shares Voted
For	252,496,302
Against	2,879,130
Abstain	143,901

Item 5.    Other Information.

Not applicable with respect to the current reporting period.

Item 6. – Exhibits and Reports on Form 8-K:

a.	Exhibits

4.3		Certificate of the Powers, Designations, Preferences and Rights of Series C Participating Preferred Stock.

4.4	(1)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the registrant and Mellon Investor Services LLC.

99.1		Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.

b.	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/s/ Tammy D. Halstead
Tammy D. Halstead
Chief Financial Officer

Dated: August 14, 2002