Form 10-Q
period 2002-09-30
INFOSPACE INC
filed 2002-11-14
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 0-25131

INFOSPACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 108th Avenue NE, Suite 1200 Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 201-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, Par Value $.0001	30,941,023

INFOSPACE, INC.
FORM 10-Q

PART I – Financial Information

Item 1. – Financial Statements

INFOSPACE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001 (audited)
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$134,160	$118,561
Short-term investments, available-for-sale	141,042	80,319
Accounts receivable, net	17,322	16,305
Notes receivable, net	1,842	2,888
Other receivables, net	9,311	11,095
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	5,169	8,239

Total current assets	322,060	250,621
Long-term investments, available-for-sale	—	94,891
Property and equipment, net	29,830	39,443
Other long term assets	781	1,403
Other investments	23,981	47,087
Goodwill, net	153,948	356,476
Other intangible assets, net	17,881	47,084

Total assets	$548,481	$837,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,495	$9,139
Accrued expenses and other current liabilities	19,877	25,791
Short-term deferred revenue	11,589	15,794

Total current liabilities	34,961	50,724
Long-term deferred revenue	1,590	3,693

Total liabilities	36,551	54,417
Contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—Authorized, 15,000,000 shares; issued and outstanding, 2 shares, respectively	—	—
Common stock, par value $.0001—Authorized, 900,000,000 shares; issued and outstanding, 30,927,107 and 30,778,930 shares, respectively	3	3
Additional paid-in capital	1,704,356	1,702,550
Accumulated deficit	(1,191,565)	(910,725)
Deferred expense—warrants	(155)	(680)
Unearned compensation	(1,264)	(7,881)
Accumulated other comprehensive income (loss)	555	(679)

Total stockholders’ equity	511,930	782,588

Total liabilities and stockholders’ equity	$548,481	$837,005

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2002 and 2001

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Amounts in thousands, except per share data)
Revenues (including related party revenues of $654, $3,819, $2,162 and $28,376 respectively)	$33,571	$33,051	$99,981	$130,558
Cost of revenue	8,661	9,460	28,045	31,795

Gross profit	24,910	23,591	71,936	98,763
Operating expenses:
Product development	8,372	9,051	27,315	31,407
Sales, general and administrative	19,564	27,694	69,351	95,472
Impairment of intangible assets	15,474	99,157	15,474	99,157
Amortization of goodwill	—	51,153	—	162,688
Amortization of other intangible assets	3,120	6,830	14,784	18,299
Acquisition and other related charges	—	(4,504)	—	(3,504)
Other charges, net	22	1,660	821	1,827
Restructuring charges	1,056	13,755	1,056	15,410

Total operating expenses	47, 608	204,796	128,801	420,756

Loss from operations	(22,698)	(181,205)	(56,865)	(321,993)
Loss on investments	(5,532)	(26,753)	(22,788)	(88,451)
Other income, net	1,706	3,764	5,765	14,327

Loss before income tax expense, minority interest and cumulative effect of changes in accounting principle	(26,524)	(204,194)	(73,888)	(396,117)
Minority interest	—	—	—	(17)
Income tax expense	(93)	(557)	(333)	(744)

Loss before cumulative effect of changes in accounting principle	(26,617)	(204,751)	(74,221)	(396,878)
Cumulative effect of changes in accounting principle	—	—	(206,619)	(3,171)

Net loss	$(26,617)	$(204,751)	$(280,840)	$(400,049)

Basic and diluted net loss per share:
Prior to cumulative effect of changes in accounting principle	$(0.86)	$(6.38)	$(2.40)	$(12.29)
Cumulative effect of changes in accounting principle	—	—	(6.69)	(0.10)

Basic and diluted net loss per share	$(0.86)	$(6.38)	$(9.09)	$(12.39)

Shares used in basic and diluted net loss per share calculations	30,912	32,072	30,892	32,301

Comprehensive Loss:
Net loss	$(26,617)	$(204,751)	$(280,840)	$(400,049)
Foreign currency translation adjustment	(289)	(227)	1,667	(545)
Unrealized gain (loss) on investments	430	689	(970)	12,969

Comprehensive loss	$(26,476)	$(204,289)	$(280,143)	$(387,625)

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001

	Nine months ended September 30,
	2002	2001
	(Amounts in thousands)
Operating activities:
Net loss	$(280,840)	$(400,049)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	29,415	195,168
Impairment of intangibles	15,474	99,157
Warrant and stock related revenue	(2,037)	(13,267)
Warrant expense	525	611
Stock-based compensation expense	5,698	2,449
Bad debt (recovery) expense	(558)	4,070
Non-cash loss on investments	22,788	88,468
Other charges	22	1,732
Minority interest	—	17
Loss on disposal of assets	861	365
Restructuring charges	1,056	13,702
In-process research and development	—	600
Cumulative effect of changes in accounting principle	206,619	3,171
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(459)	12,215
Notes and other receivables	2,797	(15,677)
Prepaid expenses and other current assets	2,486	2,936
Other long-term assets	622	155
Accounts payable	(5,644)	2,475
Accrued expenses and other current liabilities	(5,862)	(17,914)
Deferred revenue	(3,970)	(16,740)

Net cash used by operating activities	(11,007)	(36,356)
Investing activities:
Business acquisitions	(2,512)	(5,427)
Purchase of minority interest in Venture Fund	—	(16,335)
Purchase of intangible assets	(100)	—
Notes receivable	—	(238)
Other investments	—	(12,000)
Purchases of property and equipment	(4,823)	(10,883)
Proceeds from the sale of fixed assets	—	2,707
Short-term investments, net	(60,723)	116,269
Long-term investments, net	93,934	(47,425)

Net cash provided by investing activities	25,776	26,668
Financing activities:
Proceeds from issuance of common stock	769	1,563
Proceeds from exercise of stock options	61	7,651
Purchase of common stock		(22,786)
Payments of debt assumed from acquisitions	—	(3,075)

Net cash provided (used) by financing activities	830	(16,647)

Net increase (decrease) in cash and cash equivalents	15,599	(26,335)
Cash and cash equivalents:
Beginning of period	118,561	153,913

End of period	$134,160	$127,578

Supplemental disclosure of noncash activities:
Non-cash activities resulting from purchase transactions:
Common stock issued	$1,895	$88,772
Net assets (liabilities) acquired (assumed)	1,910	(2,379)

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace) develops and delivers products and application services to a broad range of customers that span each of its business areas including wireline, merchant and wireless. In our wireline business, we deliver our services throughout our own sites, such as Dogpile.com, Webcrawler.com, Metacrawler.com, InfoSpace.com and Excite.com (search and directory), and to Web portals such as America Online and MSN, and broadband service providers such as Verizon Online. In our merchant business, we deliver our products and services to Verizon Information Services and merchant aggregators such as FindLaw, merchant banks such as Union Bank of California and Wells Fargo, financial institutions such as American Express, and other independent sales organizations. In our wireless business, we deliver our products and application services to wireless carriers such as Cingular, AT&T Wireless, T-Mobile and Virgin Mobile UK, and other consumer service companies such as Charles Schwab.The Company provides its services across multiple platforms simultaneously, including PCs and non-PC devices.

Business combinations accounted for using the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Prior to June 30, 2001, business combinations accounted for using the pooling-of-interests method of accounting include the financial position and results of operations as if the acquired company had been a wholly owned subsidiary since inception. Accordingly, prior period financial statements have been recast to give effect to the pooling-of-interests mergers with Go2Net, Prio and INEX.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

On July 25, 2002, the Company’s board of directors approved a one-for-ten reverse stock split of its outstanding shares of common stock. The Company’s stockholders approved the reverse split at a special meeting held on September 12, 2002, and the reverse split was effective September 13, 2002. The number of post-split shares outstanding on September 13, 2002 was 30,928,805. All share and per share data presented in this document has been adjusted to reflect this reverse stock split.

Investors should read these interim statements in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period balances have been reclassified to conform with current period presentation.

2.	Cumulative Effect of Changes in Accounting Principle and Recent Accounting Pronouncements

Cumulative Effect of Changes in Accounting Principle

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

SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. The Company evaluated its other intangible assets, including core technology, customer lists, and other intangibles, and determined that these assets have definite lives. These are classified on the Company’s consolidated balance sheets as Other intangible assets, net.

As of January 1, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, was $213,000. This amount is included in Goodwill on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2002.

SFAS No. 142 prescribes an impairment testing of goodwill, which the Company completed during the three months ended March 31, 2002 and determined that a portion of the value of its recorded goodwill was impaired as of January 1, 2002. Accordingly, the Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on an independent valuation of the Company’s reporting units as of January 1, 2002 using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

The following table provides information about activity in Goodwill by reporting unit for the period from December 31, 2001 to September 30, 2002 (in thousands):

	Wireline	Merchant	Wireless	Total
Goodwill as of December 31, 2001	$66,404	$94,726	$195,346	$356,476
Assembled workforce reclassification	80	99	832	1,011
Domain name and trademark reclassifications	89	62	62	213
Cumulative effect of adopting SFAS No. 142	(66,484)	—	(140,135)	(206,619)

Goodwill as of January 1, 2002	89	94,887	56,105	151,081
Goodwill associated with eCash acquisition	—	2,767	—	2,767
Purchase of indefinite lived intangible asset	100	—	—	100

Goodwill as of September 30, 2002	$189	$97,654	$56,105	$153,948

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$(26,617)	$(204,751)	$(280,840)	$(400,049)
Cumulative effect of change in accounting principle	—	—	206,619	—
Goodwill amortization	—	51,153	—	162,688

Adjusted net loss	$(26,617)	$(153,598)	$(74,221)	$(237,361)

Basic and diluted loss per share:
Reported net loss per share	$(0.86)	$(6.38)	$(9.09)	$(12.39)
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	—	6.69	—
Goodwill amortization	—	1.59	—	5.04

Adjusted basic and diluted net loss per share	$(0.86)	$(4.79)	$(2.40)	$(7.35)

Other intangible assets consisted of the following (in thousands):

	September 30, 2002			December 31, 2001
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Domain names and trademarks	$—	$—	$—	$600	$(387)	$213
Assembled workforce	—	—	—	1,887	(876)	1,011
Core technology	34,778	(28,952)	5,826	61,074	(32,828)	28,246
Customer lists	16,055	(8,167)	7,888	16,700	(5,753)	10,947
Other	6,667	(2,500)	4,167	6,667	—	6,667

Total	$57,500	$(39,619)	$17,881	$86,928	$(39,844)	$47,084

During the three months ended September 30, 2002, the Company evaluated its other intangible assets and recorded an impairment charge of $15.5 million. This amount is comprised of $14.9 million of impairment charges related to core technology and $606,000 related to customer lists. During the three months ended September 30, 2002, the Company determined that it would not pursue development of technologies acquired in certain previous acquisitions due to changes in market factors and the Company’s business. The Company also cancelled certain customer agreements during the three months ended September 30, 2002 that had been acquired in a previous acquisition and recorded an impairment charge of $606,000 to the customer lists other intangible asset.

Other intangible assets are scheduled to be fully amortized by 2007 with corresponding amortization expense estimated to be $2.1 million, $8.4 million, $5.0 million, $1.7 million, $708,000 and $55,000 for the remainder of 2002 and years 2003, 2004, 2005, 2006 and 2007, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. There was no effect on the Company’s financial position or results of operations as a result of adopting SFAS No. 144. Impairment of long-lived assets in 2002 has been recorded under the provisions of SFAS No. 144.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consists of the incremental common shares issuable upon conversion of the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share, as they were antidilutive. Options, restricted stock and warrants to purchase a total of approximately 7,414,225 shares of common stock were excluded from the calculation of diluted loss per share for the three months and nine months ended September 30, 2002. 8,734,385 shares were excluded from the calculations of diluted loss per share for the three months and nine months ended September 30, 2001.

4.	Acquisitions

On February 8, 2002, the Company acquired certain assets of eCash Technologies, Inc. (eCash), a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 106,482 shares of the Company’s common stock.

The purchase price was allocated to the assets and liabilities assumed based on their estimated fair values as follows (in thousands):

Tangible assets acquired	$215
Fair value adjustments:
Purchased technology	1,640
Customer contracts	55

Fair value of net assets acquired	$1,910

Purchase price:
Cash consideration	$2,700
Acquisition costs	82
Fair value of shares issued	1,895
Less fair value of net assets acquired	(1,910)

Excess of purchase price over net assets acquired, allocated to goodwill	$2,767

The expected life of the core technology was assumed to be five years, after which substantial modifications and enhancements would be required for the technology to remain competitive. The expected life of the customer contracts was assumed to be three and a half years, which is consistent with the expected cash flows from the customer contracts. The Company is amortizing the core technology and customer list over an estimated life of five years and three and a half years, respectively. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangibles (Note 2).

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

5.	Net loss on Investments

Loss on investments for the three and nine months ended September 30, 2002 and 2001 consists of the following (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Gain on Venture Fund investments	$—	$—	$—	$880
Other-than-temporary investment impairments	(3,306)	(22,454)	(19,199)	(78,537)
Loss on sale of investments	—	(92)	—	(2,706)
Decrease in fair value of warrants	(2,226)	(4,207)	(3,589)	(8,088)

Net loss on investments	$(5,532)	$(26,753)	$(22,788)	$(88,451)

From January 1, 2000 to March 31, 2001, the Company held a majority ownership in the InfoSpace Venture Capital Fund 2000 LLC (Venture Fund). Investments held by the Venture Fund were held at fair value, with changes in fair value reflected as gains and losses in the Consolidated Statement of Operations, as required by investment company accounting, which was carried forward in consolidation pursuant to Emerging Issues Task Force (EITF) Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation. The Company has recorded minority interest on the Balance Sheet and Statement of Operations for the employee—owned portion of the fund during the period the Venture Fund was active. On January 26, 2001, the Company’s Board of Directors approved the liquidation of the Venture Fund. During the three months ended March 31, 2001, the Company disbursed $16.4 million to the accredited investors for their original investment amount, representing 100% of the accredited investor ownership.

6.	Stockholders’ Equity

On January 15, 2002, the Company offered a limited non-compulsory exchange of stock options to its employees. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for new options to be granted under the Company’s 1996 Restated Flexible Stock Incentive Plan. Options eligible for exchange were those having an exercise price of $100.00 or more per share. The exchange offer period expired on February 15, 2002, and the Company accepted for exchange options covering 1,272,442 shares of common stock. Shares accepted for exchange were cancelled pursuant to the terms of the Company’s existing stock options plans. The Company granted to each participating employee a new option to purchase one share of InfoSpace common stock for every ten shares of common stock underlying the exchanged options. In addition, each participating employee was eligible to receive an additional option grant, granted at the discretion of the Company’s Board of Directors, to purchase a number of shares determined in accordance with the Company’s compensation policies and practices. On August 20, 2002 the Company granted new options covering 272,162 shares of common stock at an exercise price of $5.10. The new options were 25% vested on the date of grant and the remaining 75% will vest in equal monthly installments over the three-year period following the grant date.

On July 3, 2002, the Company received a notice from the Nasdaq stock exchange that its stock had failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, and that the Company needed to comply with the requirements for continued listing within 90 calendar days from such notification or be delisted. On July 25, 2002, the Company’s board of directors approved a one-for-ten reverse stock split of its outstanding shares of common stock. The Company’s stockholders approved the reverse split at a special meeting held on September 12, 2002, and it was effective September 13, 2002. The number of post-split shares outstanding on September 13, 2002, was 30,928,805. On September 27, 2002, the Company was notified by The Nasdaq Stock Market that it had regained compliance with the minimum bid price rule and that Nasdaq considered the matter to be closed.

On July 19, 2002, the Company’s board of directors adopted a Stockholder Rights Plan. Under the plan, the Company issued a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on August 9, 2002. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $55.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of the Company’s common stock while the Stockholder Rights Plan remains in place (or, with respect to Naveen Jain, the Company’s chairman and chief executive officer, 25% or more of the Company’s common stock), then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of InfoSpace or shares of the third party acquirer, in each case having a value of twice the right’s then-current exercise price.

7.	Payroll Tax Receivable

On September 30, 2002, the Company had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, one of the Company’s employees exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and the Company remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the employee was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. The Company, therefore, returned the federal income tax withholding to the employee and filed an amendment to its payroll tax return to request the tax refund.

8.	Restructuring Charges

Restructuring charges were approximately $1.1 million in the three and nine months ended September 30, 2002. The Company made the decision in the three months ended September 30, 2002 to discontinue in-country operations in Brazil. The closure of the Brazil operations resulted in a charge of $491,000 primarily relating to the realized loss on foreign currency fluctuations. This amount was previously classified in other comprehensive income on the Company’s balance sheet.

During September 2002, the Company made the decision to sell certain assets of InfoSpace Speech Solutions. As a result of classifying these assets as held-for-sale, the Company incurred a charge of $854,000 to adjust the book value of these assets to the estimated fair market value as of September 30, 2002. The charges associated with Brazil and the proposed InfoSpace Speech Solutions asset sale was partially offset by a reduction of $289,000 to the estimated charge related to the lease buyout of the Company’s former Seattle facility.

The accrued charges consisted of the following (in thousands):

	Severance and related costs	Asset disposal costs	Estimated future lease costs	Total
Reserve balance on December 31, 2001	$133	$65	$5,653	$5,851
Cash payments during 2002	(45)	(65)	(5,331)	(5,441)

Reserve balance on September 30, 2002	$88	$—	$322	$410

All accrued restructuring charges are expected to be paid in the year ended December 31, 2002. Cash payments during 2002 included $4.4 million for a lease buyout payment in connection with the lease of the Company’s former Seattle facility, which was included in the $5.9 million accrued liability as of December 31, 2001. The Seattle facility was the corporate headquarters of Go2Net prior to its merger with the Company in October 2000. This buyout released the Company of all future obligations under that lease. The remaining $322,000 of estimated future lease losses relates to the Company’s former Mountain View, California office that was vacated during 2001.

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

The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which, among other things, added the Company’s chief financial officer as a defendant. On April 8, 2002, the Company filed a motion to dismiss the complaint for failure to state a claim. On April 11, 2002, plaintiffs filed a motion for leave of the Court to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants, which was granted on April 30, 2002. The amended complaint was filed on May 9, 2002. On July 2, 2002, the Company filed a new motion to dismiss the amended complaint for failure to state a claim. Merrill Lynch and its analyst moved for transfer of this case to the Southern District of New York to be consolidated with the various cases pending against them. The Company opposed that motion and sought, with Merrill Lynch’s support, a severance and transfer of only plaintiff’s claims against Merrill Lynch to New York. Plaintiffs sought to have the case (including the claims against Merrill Lynch) remain in the Western District of Washington. On October 11, 2002, the Multidistrict Litigation Panel issued an order transferring the case to the Southern District of New York for pre-trial proceedings to be consolidated with the other various claims pending against Merrill Lynch. The Company’s management believes the Company has meritorious defenses to plaintiffs’ claims against the Company and its management, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants certain current and former officers and directors of the Company and entities related to several of the individual defendants; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to the Company and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted the Company’s assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (SLC), with the assistance of independent legal counsel, has investigated the complaint, and on March 22, 2002 filed a motion to terminate this derivative action. Plaintiff took discovery with respect to that motion. The motion has been fully briefed by both the SLC and the plaintiff, and a hearing on that motion is presently scheduled for November 15, 2002.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial for this case commenced on August 7, 2002; on August 30, 2002, the jury returned a verdict in favor of Go2Net on its WSA claim. A hearing to determine the manner in which the acquisition will be rescinded and to reduce the jury’s verdict to a judgment is pending. Molino has the right to appeal the final judgment. The Company’s management believes Go2Net has meritorious arguments to any appeal, but litigation is inherently uncertain and Go2Net may not ultimately prevail in the event of an appeal.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the then corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. The Company’s management believes Authorize.Net and Go2Net have meritorious defenses to these claims, but litigation is inherently uncertain and they may not prevail in this matter.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company’s current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice two of the defendants, who are current directors of InfoSpace, from the action. Discovery is ongoing. The Company’s management believes the Company has meritorious defenses to these claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. These claims, even if not meritorious, could require the expenditure of significant financial and managerial resources. Although the Company cannot predict the outcomes of these other legal proceedings with certainty, the Company’s management does not believe that the disposition of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies:

The Internal Revenue Service (IRS) is auditing the Company’s payroll tax returns for the year 2000. This audit includes a review of tax withholding on stock options exercised by certain former employees. No amounts have been accrued in the financial statements, as the potential liability does not meet the definition of probable in accordance with SFAS No. 5, Accounting for Contingencies. The Company believes that the range of the possible liability could be zero to $18.6 million plus any applicable interest and penalties. Resolution of this matter is uncertain and our arguments may not prevail in the event an assessment by the IRS is rendered.

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and a bank guaranty for certain of its property leases. On September 30, 2002, the total amount of collateral pledged under these agreements was approximately $5.6 million, which consists of $4.7 million of standby letters of credit, $546,000 of certificates of deposit and $342,000 of bank guaranty.

At September 30, 2002, the Company was holding funds in the amount of approximately $2.9 million for and on behalf of merchants utilizing the Company’s electronic check (“eCheck”) application services, in anticipation of funding under contractual terms. The held funds are included in Cash and cash equivalents and in Other current liabilities on the Company’s consolidated balance sheet. In addition, InfoSpace has guaranteed up to $12.0 million of monthly processing volume to the originating depository financial institution related to Authorize.Net’s eCheck application services.

10.	Related Party Transactions

Revenues earned from companies in which the Company owns stock are considered related party revenues, including independent agreements entered into during the current year with companies that InfoSpace or Go2Net invested in during prior years. During the three and nine months ended September 30, 2002, the Company made no new investments in private or public companies. From time to time, in the normal course of business, the Company has entered into agreements to provide various promotional services for companies in which the Company previously made an investment. In addition, the Company has deferred revenue from warrants that were earned from a company in which InfoSpace has an investment. For the three months ended September 30, 2002, related party revenue was $654,000, compared to $3.8 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, related party revenue was $2.2 million, compared to $28.4 million for the nine months ended September 30, 2001.

11.	Segment Information

During the first quarter of 2002, the Company began presenting information internally to its chief operating decision maker in three reportable segments representing the Company’s three business units: wireline, merchant and wireless.

The Company measures the results of its reportable segments based on operating income or loss before depreciation, restricted stock-based compensation expense, amortization and impairment of intangibles, restructuring charges, non-recurring charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle, referred to as Segment income (loss) from operations. Included in revenues for the wireless business unit for the three and nine months ended September 30, 2002 is non-recurring revenue of $1.3 million recognized in the third quarter upon the cancellation of a contract with a former customer in Brazil. The Company received the nonrefundable cash payment during 2001 and deferred the amount for future recognition because of the Company’s obligation to perform under the terms of the agreement. In July 2002, the agreement was cancelled and the company has no future performance requirements. Also included in the operating expenses for the wireless business unit for the nine months ended September 30, 2002 is $1.9 million of transition charges for temporary employee relocation and consulting costs related to the Giant Bear acquisition completed in December 2001.

Certain indirect expenses are allocated to the reportable segments based on internal usage measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable segments.

Information on reportable segments and a reconciliation to consolidated net loss for the three and nine months ended September 30, 2002 is presented below (in thousands). The Company has not provided information on reportable segments for 2001, as it is impracticable to do so.

	Three Months Ended September 30, 2002
	Wireline	Merchant	Wireless	Corporate(a)	Total
Revenues	$12,886	$12,183	$8,502	$—	$33,571
Operating expenses	5,619	8,395	7,424	9,977 (b)	31,415
Unallocated depreciation and non capitalized property, plant and equipment expense	—	—	—	4,378 (c)	4,378

Segment income (loss)	7,267	3,788	1,078	(14,355)	(2,222)
Income tax expense		—	—	(93)	(93)
Other income, net	—	—	—	1,705	1,705
Loss on equity investments	—	—	—	(5,532)	(5,532)
Amortization of intangibles	—	—	—	(3,120)	(3,120)
Impairment of intangibles	—	—	—	(15,474)	(15,474)
Restructuring charges	—	—	—	(1,056)	(1,056)
Other charges	—	—	—	(22)	(22)
Restricted stock compensation expense	—	—	—	(803)	(803)

Net income (loss)	$7,267	$3,788	$1,078	$(38,750)	$(26,617)

(a)
Corporate costs include certain common general and administrative expenses including professional services, facility expenses, corporate insurance expense and general and administrative salaries and benefits that are not allocated.

(b)
Unallocated corporate expenses include approximately $3.1 million of professional services, $1.9 million of facility expenses, $1.9 million of corporate insurance expense and business license expenses and $1.6 million of salaries and benefits.

(c)	Depreciation and non-capitalized property, plant and equipment expenses may be allocated to the reportable segments in future periods.

	Nine months ended September 30, 2002
	Wireline	Merchant	Wireless	Corporate(d)	Total
Revenues	$40,494	$36,933	$22,554	$—	$99,981
Operating expenses	21,683	26,521	26,540	30,099 (e)	104,843
Unallocated depreciation and non capitalized property, plant and equipment expense	—	—	—	14,069 (f)	14,069

Segment income (loss)	18,811	10,412	(3,986)	(44,168)	(18,931)
Income tax expense		—	—	(333)	(333)
Other income, net	—	—	—	5,765	5,765
Loss on equity investments	—	—	—	(22,788)	(22,788)
Amortization of intangibles	—	—	—	(14,784)	(14,784)
Impairment of intangibles	—	—	—	(15,474)	(15,474)
Restructuring charges	—	—	—	(1,056)	(1,056)
Other charges	—	—	—	(821)	(821)
Restricted stock compensation expense	—	—	—	(5,799)	(5,799)
Cumulative effect of change in accounting principle	—	—	—	(206,619)	(206,619)

Net income (loss)	$18,811	$10,412	$(3,986)	$(306,077)	$(280,840)

(d)
Corporate costs include certain common general and administrative expenses including professional services, facility expenses, corporate insurance expense and general and administrative salaries and benefits that are not allocated.

(e)
Unallocated operating expenses include $10.2 million of professional services, $6.2 million of facility expenses, $5.5 million of corporate insurance and business license expenses, $4.5 million of salaries and benefits and $3.7 million of other expenses.

(f)	Depreciation and non-capitalized property, plant and equipment expenses may be allocated to the reportable segments in future periods.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 13, 2002, we effected a one-for-ten reverse split of our issued and outstanding common stock. Historical share numbers and prices throughout this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse split.

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

In our wireline business, we deliver our services throughout our own sites, such as Dogpile.com, Webcrawler.com, Metacrawler.com, InfoSpace.com and Excite.com (search and directory) to Web portals such as America Online and MSN, and broadband service providers such as Verizon Online. In our merchant business, we deliver our products and services to Verizon Information Services, and merchant aggregators such as FindLaw, merchant banks such as Union Bank of California and Wells Fargo, financial institutions such as American Express and other independent sales organizations. In our wireless business, we deliver our products and application services to wireless carriers such as Cingular, AT&T Wireless, T-Mobile and Virgin Mobile UK, and other consumer service companies such as Charles Schwab.

    Our Business Areas

The following provides detail on each of our business areas:

Wireline

Through our wireline business unit, we develop and deliver Internet services that are designed for high-speed broadband and dial-up narrowband Web sites. We operate our own consumer-facing websites, as well as offer our customers private-labeled versions of our services. Our own sites include Dogpile.com, Webcrawler.com, Metacrawler.com, InfoSpace.com, and Excite.com (search and directory), among others. Our customers include Web portals such as America Online and Microsoft’s MSN, as well as broadband service providers, including cable companies and digital subscriber line (DSL) providers such as Verizon Online.

InfoSpace’s offerings are designed to help attract online users, create loyalty, and generate revenue from these users. Further, customer versions of InfoSpace’s services are generally private-labeled and delivered with each customer’s logo and design specifications, ensuring that the customer maintains their brand and the value relationship with their users.

Our wireline business unit is focused on delivering three main categories of application services: search, directory and broadband.

•
Search. Our search offerings differ from most other mainstream search services in that they implement “meta-search” technology. This means that we provide a comprehensive, simultaneous, integrated view of what many search engines have found for a given query. Through meta-search, we allow users to see a broader set of results than other non meta-search services, and find what they’re looking for faster, all through a single Web site. Our meta-search technology utilizes the results of search engines such as Overture, Google, FAST, Ask Jeeves, About, FindWhat, LookSmart and Inktomi, among others.

•
Directory. Directory services are an extension of search and include services such as white pages. Our white pages service enables users to find basic telephone and address information, as well as a wide array of more detailed information, on individuals.

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

Merchant

Our merchant business develops and delivers application and payment infrastructure services that are designed to help merchants leverage Internet and wireless technologies to conduct commerce. Using our merchant services, merchants can establish an online presence, promote their products and services, and conduct commerce using our payment infrastructure services. We target small to medium sized merchant businesses.

Our merchant business is focused on payments, promotions, shopping and hosting.

•
Secure Payment Gateway Solutions enable merchants to authorize, process, and manage credit card and electronic check transactions using industry standard Internet security methods. These services are available under the brand Authorize.Net and through our merchant bank partners, such as Wells Fargo and Union Bank of California and independent sales organizations, such as U.S. Merchant Services and iPayments, among others. We earn revenue from our merchants on a monthly subscription fee basis, which includes a certain number of transactions. As merchants exceed their minimum number of transactions, we receive additional revenue per transaction.

•
Merchant promotions are primarily our yellow page services, and are distributed through leading Web sites and wireless carriers offering merchants expansive networks over which to promote their products and services. Revenues from merchant promotions are generated on a per query basis.

•
Shopping services offer a private-labeled, comparison shopping and customer loyalty solution that provides a unique way of offering reward point redemption and online purchases using a range of products available from name brand merchants such as Good Guys, ABT Electronics, Saks 5th Avenue and other merchants. We earn a percentage of the total dollars processed or a percentage of loyalty points redeemed.

•
Hosting solutions provide merchants and Web developers with a flexible and scalable solution for establishing and building secure Web sites with a range of tools for Web page construction and store building applications. These services are marketed under the brand Hypermart.net. Hosting revenues are generated on a monthly basis from subscriptions and monetization of the users to the merchants’ Web sites.

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

InfoSpace partners include leading wireless carriers worldwide, such as Cingular Wireless (United States), AT&T Wireless (United States), T-Mobile (United States and United Kingdom), Virgin Mobile (United Kingdom), Sprint (United States), Iusacell (Mexico), Rogers AT&T Wireless (Canada), KPN (Netherlands) and Vodafone (Australia).

We generate revenue primarily on a per-subscriber or per-message fee basis.

As wireless data evolves, we are increasingly focused on the technologies and services with proven ability to drive mobile data service usage and revenue. Around the world, push-messaging technologies such as SMS and MMS are emerging as the foundation for many of the more successful wireless data deployments.

As a result, we are executing several initiatives to capitalize on this. These initiatives include focusing more development efforts on next generation push-messaging standards such as MMS and WAP-push, driving increased usage and adoption of existing push-messaging applications with innovative technologies that facilitate service provisioning, and providing carriers and third parties with tools and services designed to simplify the process of developing, deploying and managing new mobile push-messaging applications.

Our wireless business unit is focused on mobile applications and mobile application services.

•
Mobile Applications. We enable wireless carriers to differentiate their offering with an array of the information and services people use every day. Our services are accessible over a wide array of network and device standards, including push-messaging standards WAP, SMS, WAP-push, as well as, SS7 signaling, voice (VXML), BREW and J2ME, among others.

Our Mobile Applications fall into two product areas:

•
Content Applications. We offer a broad range of content applications delivering wireless access to the services and information people use everyday. Our content applications offer carriers a broad range of multi-modal services including news, finance, sports, weather, fun and dating, jokes, horoscopes, trivia and more. In addition, InfoSpace helps carriers to more effectively target, attract and retain users through offering service packages designed to appeal to the unique needs and interests of specific segments such as teens and young adults.

•
Messaging. Our wireless messaging offers carriers a single interface, private-labeled for their brand, that provides subscribers with multi-modal access to corporate and personal email, calendars and directories, using any Internet-connected or wireless device.

•
Mobile Application Services. We offer wireless carriers a comprehensive set of standards-based, components that, together as an end-to-end solution or integrated with various carrier or third-party systems, enable the delivery of more revenue-generating services, more quickly, and at a lower cost. This solution enables the effective delivery and management of services based on push-messaging and other wireless data standards by providing tools and services to support mobile application development, content integration, push-message delivery, billing, reporting and service packaging.

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

Accounting for Goodwill and Certain Other Intangible Assets

Approximately 31% of our assets as of September 30, 2002 consist of goodwill and other intangible assets, most of which have been acquired in business combinations and were recorded based on the fair value of the consideration we issued to effect those business combinations. We adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and recorded a non-cash charge for the cumulative effect of adopting SFAS No. 142 of $206.6 million to reduce the carrying value of our indefinite-lived intangible assets to their estimated fair value as of January 1, 2002. In the three months ended September 30, 2002, we recorded a charge of $15.5 million for the impairment of definite-lived other intangibles that were no longer being used in our operations. Ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to intangible assets could be material depending on future developments and changes in technology and our business. We have retained an independent valuation firm to conduct the annual valuation analysis pursuant to SFAS No. 142. We may record a non-cash operating charge in the fourth quarter based on the results of this analysis.

Other Investments

We have invested in public and private companies for business and strategic purposes. As of September 30, 2002, the carrying value of our publicly held and privately held investments was $3.8 million and $20.2 million, respectively. The determination as to whether a decline in the fair value of a publicly held security is other-than-temporary requires a considerable amount of judgment. However, determining whether other-than-temporary declines in the fair values of investments in the equity securities of private companies have occurred requires an even higher level of judgment due to the absence of an observable market price for the investment. We regularly review the status of our private company investees to determine whether such a decline has occurred. However, this determination involves various assumptions about the investee companies’ business prospects in addition to an understanding of their capital structure and financing developments. To the extent the companies in which we have invested experience significant business difficulties in the future, we may record additional impairment charges beyond those incurred to date.

We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and accounting. For investments in companies with publicly quoted market prices, we compare the market price to the investment’s carrying value and, if the quoted market price is less than the investment’s accounting basis for an extended period of time, generally six months, we then consider additional factors to determine whether the decline in fair value is other-than-temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, recent exercise prices of option grants and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment’s carrying value.

Revenue Recognition

Approximately 0.2% of our revenue in the nine months ended September 30, 2002 was earned from advertising barter transactions. We had no barter revenue in the three months ended September 30, 2002. The determination of the fair value of consideration given and received requires judgment. For advertising barter transactions, we identify comparable cash transactions, as required by EITF Issue No. 99-17, to determine the amount of revenue and expense to be recorded for the advertising we receive and surrender in such transactions.

We also record revenue from arrangements that contain multiple revenue-generating activities. In such arrangements, we recognize revenue for individual elements where evidence of the fair value of the individual elements exists. Where no such evidence exists, revenue is collectively recognized for the individual components as one element.

Accounts and Other Receivables

The allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts as well as identification of accounts that have exceeded payment terms.

Internally Developed Software

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, to provide guidance on the accounting treatment of costs related to software obtained or developed for internal use. We have capitalized certain costs to develop internal-use software, consisting primarily of salaries and benefits. Because most of our employees do not work exclusively on developing internally used software, we allocate the salaries and benefits for employees on a project-by-project basis. We capitalize the amount of salaries and benefits related to software developed for internal use based on the results of this allocation. We have capitalized approximately $1.7 million of internal-use software costs during the nine months ended September 30, 2002. During the year ended December 31, 2001, we capitalized approximately $2.6 million of internal-use software costs. These amounts are included in property and equipment, net, in our consolidated balance sheets. We amortize these capitalized costs to expense over an estimate of the useful life of the related internal-use software, which is generally five years.

Historical Results of Operations

We have incurred losses since our inception and, as of September 30, 2002, had an accumulated deficit of approximately $1.2 billion, which includes impairment and amortization of intangible assets of approximately $817 million. For the three months ended September 30, 2002, our net loss was $26.6 million including impairment of intangible assets of $15.5 million, amortization of intangible assets of $3.1 million and $5.5 million loss on investments. For the three months ended September 30, 2001, our net loss was $204.8 million, including $99.2 million of impairment of intangible assets, $58.0 million in amortization of goodwill and other intangibles and $26.8 million loss on investments. For the nine months ended September 30, 2002, our net loss totaled $280.8 million, including the cumulative effect of a change in accounting principle of $206.6 million, impairment of intangible assets of $15.5 million, amortization of intangible assets of $14.8 million, and $22.8 million loss on investments. For the nine months ended September 30, 2001, our net loss totaled $400.0 million, including amortization of goodwill and other intangible assets of $181.0 million, impairment of intangible assets of $99.2 million and $88.5 million loss on investments.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Revenues. Revenues are derived from our products and application services, which are delivered to end-users on wireline, wireless and broadband platforms and to merchants principally via merchant aggregators including merchant banks. Under many of our agreements we earn revenue from a combination of our products and application services.

Revenues were $33.6 million in the three months ended September 30, 2002 compared to $33.1 million for the three months ended September 30, 2001. Revenues were $100.0 million for the nine months ended September 30, 2002 compared to $130.6 million for the nine months ended September 30, 2001. The decline in total revenue for the nine months ended September 30, 2002 reflects primarily the reduction of barter and related party revenues.

Revenues for wireline were $12.9 million in the three months ended September 30, 2002 compared to $15.8 million in the three months ended September 30, 2001. Revenues for wireline were $40.5 million for the nine months ended September 30, 2002, compared to $76.7 million for the nine months ended September 30, 2001. The decline in total wireline revenue for the three and nine months ended September 30, 2002, reflects the reduction of barter and related party revenues.

Revenues for merchant were $12.2 million in the three months ended September 30, 2002 compared to $10.4 million in the three months ended September 30, 2001. Revenues for merchant were $36.9 million in the nine months ended September 30, 2002 compared to $29.8 million in the nine months ended September 30, 2001. The growth in merchant revenue for the three and nine months ended September 30, 2002, is primarily due to a new long-term agreement for our merchant promotion services with Verizon Information Services, an increase in transactions being processed on our payment platform, and an increase in the number of merchant customers using our payment platform.

Revenues for wireless were $8.5 million in the three months ended September 30, 2002 compared to $6.9 million in the three months ended September 30, 2001. Revenues for wireless were $22.6 million in the nine months ended September 30, 2002 compared to $24.1 million in the nine months ended September 30, 2001. Included in wireless revenue for the three and nine months ended September 30, 2002, is non-recurring revenue of $1.3 million of deferred revenue recognized in the third quarter upon the cancellation of a contract with a former customer in Brazil. We received the nonrefundable cash payment during 2001 and deferred the amount for future recognition because of our obligation to perform under the terms of the agreement. In July 2002, the agreement was cancelled and we have no future performance requirements. We have elected to cease our operations in Brazil. In addition, during July 2001 we sold certain assets related to the enterprise portion of our speech solutions business. Both of these events contributed to reduced wireless revenues in the latter half of 2001 and in 2002. Our existing agreement with Verizon Wireless terminated in early November 2002. We expect revenues for our wireless unit to be lower for the three-month period ending December 31, 2002 compared to the three-month period ended September 30, 2002.

Included in revenue are barter revenues generated from non-cash transactions as defined by EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. Barter expense is recorded when the other party to the agreement completes their obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. We recognized no barter revenue for the three months ended September 30, 2002 compared to $3.1 million recognized for the three months ended September 30, 2001. We recognized barter revenue of $243,000 for the nine months ended September 30, 2002 compared to $13.2 million for the nine months ended September 30, 2001. Generally, barter transactions consist of the right to place Internet advertisements. For the three months ended September 30, 2002, barter advertising expense was $285,000 compared to $2.1 million in the three months ended September 30, 2001. For the nine months ended September 30, 2002, barter advertising expense was $1.0 million compared to $8.2 million in the nine months ended September 30, 2001. We expect that barter revenue and expense in 2002 will continue to decrease in absolute dollars from the amount of barter revenue and expense recorded in 2001.

We hold warrants and stock in public and privately held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments. Additionally, some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers in exchange for warrants or stock in the customer's company. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations, we record revenue equal to the fair value of the stock or warrant then vesting. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined through third party investors or independent appraisal. We recorded revenue in the amount of $641,000 for recognition of deferred revenue associated with stock and warrants for the three months ended September 30, 2002 compared to $1.9 million for the three months ended September 30, 2001. We recorded revenue in the amount of $2.0 million for recognition of deferred revenue associated with stock and warrants for the nine months ended September 30, 2002 compared to $12.9 million for the nine months ended September 30, 2001. We expect that warrant revenue in 2002 will continue to decrease in absolute dollars from the amount of warrant revenue recorded in 2001.

Revenues earned from companies in which we own stock are considered related party revenues, including independent agreements entered into during the current year with companies that we or Go2Net invested in during prior years. During the nine months ended September 30, 2002, we made no new investments in private or public companies. From time to time, in the normal course of business, we have entered into agreements to provide various promotional services for companies in which we previously made an investment. In addition, we have deferred revenue from warrants that were earned from a company in which we have an investment. For the three months ended September 30, 2002, related party revenue was $654,000, (including $402,000 of the $641,000 of stock and warrant revenue discussed above) compared to $3.8 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, related party revenue was $2.2 million, (including $1.3 million of the $2.0 million of stock and warrant revenue discussed above), compared to $28.4 million for the nine months ended September 30, 2001.

Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and application services, including personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues was $8.7 million, or 26% of revenue for the three months ended September 30, 2002, compared to $9.5 million, or 29% of revenue for the three months ended September 30, 2001. Cost of revenues was $28.0 million, or 28% of revenue for the nine months ended September 30, 2002 compared to $31.8 million, or 24% of revenue for the nine months ended September 30, 2001. The absolute dollar decrease of cost of revenues for the three and nine months ended September 30, 2002 was primarily attributable to a decrease in salaries and benefits resulting from our reduction of workforce in 2001. In the near term, the majority of our expenses in cost of revenues are fixed.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the software, application services and solutions we deliver to our customers. Product development expenses were $8.4 million, or 25% of revenue, for the three months ended September 30, 2002, compared with $9.1 million, or 27% of revenue, for the three months ended September 30, 2001. Product development expenses were $27.3 million, or 27% of revenue, for the nine months ended September 30, 2002, compared with $31.4 million, or 24% of revenue, for the nine months ended September 30, 2001. The absolute dollar decrease for the three and nine months ended September 30, 2002 was primarily attributable to a decrease in salaries and benefits resulting from reductions of workforce in 2001. Generally, product development costs are not consistent with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that continued significant investments in technology are necessary to remain competitive.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. Sales, general and administrative expenses were $19.6 million, or 58% of revenues, for the three months ended September 30, 2002 compared to $27.7 million, or 84% of revenues, for the three months ended September 30, 2001. Sales, general and administrative expenses were $69.4 million, or 69% of revenues, for the nine months ended September 30, 2002 compared to $95.5 million, or 73% of revenues, for the nine months ended September 30, 2001. The absolute dollar decrease for the three and nine months ended September 30, 2002 is attributable to reduced salaries and benefits from our reduction of workforce in 2001, reduced barter advertising expense and recovery of bad debts from receiving payments on receivables that had been previously written off as not collectible. We expect sales, general and administrative expenses to continue to decline in absolute dollars in the remainder of 2002 as compared to 2001.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets in 2002 includes amortization of core technology, customer lists and other intangibles. For periods prior to 2002, amortization of intangibles included amortization of goodwill, core technology, purchased domain names, trademarks, customer lists and assembled workforce. Amortization of other intangible assets was $3.1 million for the three months ended September 30, 2002, compared to $6.8 million for the three months ended September 30, 2001. Amortization of other intangible assets was $14.8 million for the nine months ended September 30, 2002, compared to $18.3 million for the nine months ended September 30, 2001. The absolute dollar decrease during the three and nine months ended September 30, 2002 is attributable to a lower balance of other intangible assets in 2002 due to impairment charges incurred during the third and fourth quarters of 2001. Other intangible assets are expected to be fully amortized by 2007 with corresponding amortization expense estimated to be $2.1 million for the remainder of 2002, $8.4 million for 2003, $5.0 million for 2004, $1.7 million for 2005, $708,000 for 2006 and $55,000 for 2007.

Effective January 1, 2002, goodwill and other specific indefinite-lived intangible assets are no longer subject to amortization (see Cumulative Effect of Change in Accounting Principle). As a result, we did not record an expense for amortization of goodwill in the three and nine months ended September 30, 2002. Amortization of goodwill was $51.2 million and $162.7 million for the three and nine months ended September 30, 2001, respectively.

Impairment of Intangible Assets. During the three months ended September 30, 2002, we evaluated our other intangible assets and recorded an impairment charge of $15.5 million. This amount is comprised of $14.9 million of charges related to the abandonment of core technology and $606,000 related to customer lists. We determined that we would not pursue development of technologies acquired in certain previous acquisitions due to changes in market factors and our business. We also cancelled certain agreements that had been acquired in a previous acquisition and recorded an impairment charge of the other intangible related to customer lists.

During the three months ended September 30, 2001, we determined that the values of certain intangible assets associated with previous acquisitions were impaired. A total of $99.2 million of impairment charges were recorded during the three-month period ended September 30, 2001. This amount is comprised of $2.0 million of charges related to assembled workforce intangibles, $33.0 million of charges related to the abandonment of technology and related goodwill amounts, and $64.2 million related to the writedowns of the core technology and associated goodwill from the sale of certain operating assets to Locus Dialogue relating to the Liaison enterprise solution. We have retained an independent valuation firm to conduct the annual valuation analysis pursuant to SFAS No. 142. We may record a non-cash operating charge in the fourth quarter of 2002 based on the results of this analysis.

Restructuring Charges. Restructuring charges were $1.1 million in the three and nine months ended September 30, 2002. We made the decision during the third quarter of 2002 to discontinue operations in Brazil. However we do plan to continue to pursue wireless opportunities in Latin America, including Brazil. The closure of our Brazil operations resulted in a charge of $491,000 primarily relating to the realized loss on foreign currency fluctuations since we began operations in Brazil. During September 2002, we decided to sell certain assets of InfoSpace Speech Solutions. As a result of classifying these assets as held-for-sale, we incurred a charge of $854,000 to adjust the book value of those assets to the estimated fair market value as of September 30, 2002. The charges relating to Brazil and the asset sale were partially offset by a reduction of $289,000 to the estimated charge related to the lease buyout of the Company’s former Seattle facility.

As part of our focus on profitability and streamlining operations, we will reduce our work force by approximately 90 employees during the fourth quarter of 2002. We expect to incur a charge during the three month period ended December 31, 2002, of approximately $1.0 to $1.5 million related to this restructuring.

Restructuring charges of $13.8 million incurred during the three months ended September 30, 2001 include future operating lease costs net of the sublease income from the abandonment of our Seattle, Mountain View and a portion of the Montreal facilities. Also included in restructuring charges for the three months ended September 30, 2001, are severance costs for the reduction in workforce from the closure of the Mountain View facility. Restructuring charges of $15.4 million for the nine months ended September 30, 2001, also include charges for the formal reduction in workforce in February 2001 and adjustments for the future operating lease costs from the closure of the Ottawa and Dallas facilities.

Other charges. Other charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. Other charges of $22,000 for the three months ended September 30, 2002 consist mostly of an adjustment to an allowance on a note receivable and an adjustment to the estimated liability for settlement of a litigation matter. Other charges of $821,000 for the nine months ended September 30, 2002 consist of, in addition to the adjustments detailed above, an additional allowance on a note receivable and a settlement charge on a litigation matter, offset by a reduction of an estimated liability for settlement of a litigation matter.

Other charges of $1.6 million for the three months ended September 30, 2001 consisted of settlements on litigation matters. Other charges of $1.8 million for the nine months ended September 30, 2001 included settlements on litigation matters and allowance for a note receivable, offset by a decrease to an estimated liability for past overtime worked.

Loss on Investments. Loss on investments consists of losses from declines in the fair value of derivative instruments held, losses on investments marked to fair value in the InfoSpace Venture Capital Fund 2000, LLC during the three months ended March 31, 2001 and realized gains and losses on investments and impairment on investments.

Changes in fair values of derivative instruments held: Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in current earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives. For the three months ended September 30, 2002, we recognized a $2.2 million loss from the net decrease in fair value of these warrants compared to a $4.2 million gain for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we recognized a $3.6 million loss from the net decrease in the fair value of these warrants compared to an $8.1 million loss for the nine months ended September 30, 2001.

Impairment on investments: We determined that the decline in value was other-than-temporary for some of our investments during the three months ended September 30, 2002. For the three months ended September 30, 2002, we recorded impairment charges of $3.3 million, compared to $22.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we recorded impairment charges of $19.2 million, compared to $78.5 million for the nine months ended September 30, 2001.

Other Income, Net. Other income, net consists primarily of interest income and totaled $1.7 million during the three months ended September 30, 2002 compared to $3.8 million in the three months ended September 30, 2001. Other income, net totaled $5.8 million for the nine months ended September 30, 2002 compared to $14.3 million for the nine months ended September 30, 2001. The decrease for the three and nine months ended September 30, 2002 was primarily due to reduced cash and marketable investments held during the periods ended September 30, 2002 as compared to the same periods ended September 30, 2001, as well as lower interest rates. The average interest rate earned on invested balances during the three months ended September 30, 2002 was 3.17%, as compared to 5.01% for the three months ended September 30, 2001.

We anticipate that interest income from our fixed income securities will decrease in the fourth quarter of 2002 compared to the third quarter of 2002 primarily as a result of lower interest rates. We continue to expect lower yields on our invested balances and expect our total interest income to be lower in 2002 compared to 2001.

Income Tax Expense. We have recorded income tax expense of approximately $93,000 for the three months ended September 30, 2002 and $333,000 for the nine months ended September 30, 2002 related to our operations in Europe. We expect to continue to record a tax provision for our international operations and do not anticipate recording a U.S. federal tax provision for the remainder of 2002.

Cumulative Effect of Changes in Accounting Principle. Effective July 1, 2001, we adopted certain provisions of SFAS No. 141, Business Combinations, and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. In accordance with SFAS No. 142, we evaluated the classification of our intangible assets using the criteria of SFAS No. 141, which resulted in $1.0 million of intangible assets (comprised entirely of assembled workforce intangibles) being classified into goodwill at January 1, 2002.

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. We evaluated our other intangible assets, which include core technology, customer lists and other, and determined that substantially all such assets have definite lives. As of January 1, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $313,000. This amount is included in goodwill, net on our consolidated balance sheet as of September 30, 2002.

SFAS No. 142 prescribes an impairment testing of goodwill, which we completed during the three months ended March 31, 2002 and determined that the value of our recorded goodwill was impaired as of January 1, 2002. Accordingly, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on independent valuations of our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit. We will test our goodwill balance for impairment and may incur an additional impairment charge during the three months ended December 31, 2002. The amount of such charge is currently indeterminable.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and marketable investments of $275.2 million, consisting of cash and cash equivalents of $134.2 million and short-term investments available-for-sale of $141.0 million. We invest our excess cash in high quality marketable investments, which are rated at least A-1, P-1. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and a bank guaranty for certain of our property leases. At September 30, 2002, the total amount of collateral pledged under these agreements was approximately $5.6 million, which consisted of $4.7 million of standby letters of credit, $546,000 of certificates of deposit and $342,000 of bank guaranty. At September 30, 2002 we were holding funds in the amount of approximately $2.9 million for and on behalf of merchants utilizing our eCheck application services, in anticipation of funding under contractual terms. On average, eCheck funds are held for seven business days or longer depending on the merchant agreement. The held funds are included in both cash and other current liabilities on our consolidated balance sheet. In addition, we have guaranteed up to $12.0 million of monthly processing volume to the originating depository financial institution related to Authorize.Net’s eCheck application services.

Net cash used by operating activities totaled $11.0 million for the nine months ended September 30, 2002. Approximately $10.0 million of the net cash used by operating activities was related changes in operating assets and liabilities, which includes the reduction of the balances of accounts payable and accrued expenses. Cash used in operations for the nine months ended September 30, 2002, included $1.9 million of transition charges for temporary employee relocation and consulting costs related to the Giant Bear acquisition completed in December 2001. Cash used by operating activities for the nine months ended September 30, 2002 also included a cash outlay of $4.4 million for a lease buyout payment in connection with the lease of our former Seattle facility paid in April 2002, which was included in accrued expenses at December 31, 2001. The Seattle facility was the corporate headquarters of Go2Net prior to the Company’s merger in October 2000. This buyout released the Company of all future obligations under that lease.

Net cash provided by investing activities totaled $25.8 million for the nine months ended September 30, 2002. We sold $93.9 million of long-term investments with maturities of one to two years and reinvested $60.7 million of the funds from the sale of the long-term investments into short-term investments rated at least A-1, P-1 with maturities of 365 days or less. We used $4.8 million to purchase fixed assets, primarily capitalized equipment. We also used $2.5 million in business acquisition costs for the purchase of certain assets from eCash Technologies.

Net cash provided by financing activities in the nine months ended September 30, 2002 was $830,000. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through the employee stock purchase plan.

We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments to settle pending litigation matters or any amounts we may be required to pay resulting from the IRS audit of our payroll tax returns for the year 2000. In addition, the Company evaluates acquisitions of businesses, products or technologies that complement its business from time to time. Any such transactions, if consummated, may use a portion of the Company’s working capital. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

We have incurred net losses from our inception through September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $1.2 billion. We have not achieved profitability under accounting principles generally accepted in the United States of America (GAAP) and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We may in the future incur losses from the impairment of goodwill or other intangible assets, or from the impairment of the value of private and public companies that we have invested in. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. If we do achieve profitability, we may not be able to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services;

•	our ability to attract and retain customers;

•	the loss, termination or reduction of scope of key customer relationships;

•	the amount and timing of fees we pay to Web portals to include our information services on their Web sites;

•	expenditures for expansion or contraction of our operations;

•	effects of acquisitions and other business combinations by us or our customers;

•	our ability to meet service level agreements with our carrier partners;

•	the introduction of new or enhanced services by us, or other companies that compete with us or our customers; and

•	the inability of our customers to pay us or to fulfill their contractual obligations to us.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented 55% of our revenues for the nine months ended September 30, 2002 and 38% of our revenues for the year ended December 31, 2001. No single customer accounted for more than 10% of our revenues in 2001. However, Overture and Verizon Information Services each accounted for more than 10% of our revenues for the three and nine months ended September 30, 2002. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results could materially suffer.

An audit of our payroll tax returns could result in material liabilities that could adversely affect our financial position and results of operations.

The Internal Revenue Service (IRS) is auditing our payroll tax returns for the year 2000. This audit includes a review of tax withholding on stock options exercised by certain former employees. No amounts have been accrued in our financial statements, as the potential liability does not meet the definition of probable in accordance with SFAS No. 5, Accounting for Contingencies. We believe the range of the possible liability could be zero to $18.6 million plus any applicable interest and penalties. Resolution of this matter is uncertain and our arguments may not prevail in the event an assessment by the IRS is rendered. If the IRS determines that we owe additional payroll taxes, and the amount we owe is material to us, our financial position and results of operations will be adversely affected.

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

Since inception, our business model has evolved and is likely to continue to evolve as we expand our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

•
respond quickly and appropriately to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors, and regulatory changes affecting the industries we operate in and/or markets we serve;

•	sell additional services to our existing merchants, merchant banks and merchant aggregator partners;

•	continue to up-sell and retain our existing carrier partners;

•	manage our growth, control expenditures and align costs with revenues;

•	expand successfully into international markets; and

•	attract, retain and motivate qualified personnel.

In addition, in response to uncertain and volatile economic conditions, we have in the past and may find it necessary in the future to streamline operations and reduce expenses, including such measures as reductions in the workforce, cuts in discretionary spending, reductions in capital expenditures as well as other steps to reduce expenses. Effecting any such restructuring would likely place significant strains on management and our operational, financial, employee and other resources. In addition, any such restructuring could negatively affect our development, marketing, sales and customer support efforts or alter our product development plans.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On November 12, 2002, the closing price of our common stock was $8.50. Our stock price could continue to decline or be subject to wide fluctuations in response to factors such as the following:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services, or new customer relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the wireless communications, Internet and online commerce industries;

•	regulatory changes affecting the wireless, Internet and online commerce industries;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors;

•	the loss of significant customers;

•	announcements relating to litigation and similar matters; and

•	additions or departures of key personnel.

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

In addition, recent changes in GAAP require us to discontinue amortizing goodwill and certain intangibles. We adopted these changes effective January 1, 2002. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, we recorded a non-cash, non-operating charge in the amount of $206.6 million for the cumulative effect of adopting this new accounting standard. During the three months ended September 30, 2002, we evaluated our other intangible assets and recorded an impairment charge of $15.5 million. This amount is comprised of $14.9 million of charges related to the abandonment of core technology and $606,000 related to intangible customer lists. We determined that we would not pursue the development of technologies acquired in certain previous acquisitions due to changes in market factors and our business. We also cancelled certain agreements that had been acquired in previous acquisitions and recorded an impairment charge to intangible customer lists.

We will continue to regularly evaluate the recorded amount of our long-lived assets including acquired contracts and core technology and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters. Goodwill will be evaluated at least annually. We anticipate our next evaluation of our goodwill will occur in the fourth quarter of 2002. We are unable to predict the amount, if any, of potential future impairments.

Our revenues are dependent on our relationships with companies who distribute our products and application services.

We provide our products and application services to our customers, who in turn offer them to their customers. We rely on our relationships with regional Bell operating companies and other merchant banks and financial institutions, including American Express and Verizon Information Services, for distribution of our merchant services. We also rely on our relationships with major US wireless carriers such as Cingular Wireless and T-Mobile (VoiceStream) to provide our wireless applications to their subscribers. In particular, certain of these agreements will come up for renewal during 2002. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the costs of the relationships.

Our financial results have been, and may continue to be, negatively impacted by our recognition of losses on investments in other companies.

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

•
during the past few years, companies in the industries we have invested in and in the technology industry have experienced difficulties in raising capital to fund expansion or continue operations and, if available at all, financing is often on unfavorable terms which may impair the value of our investments;

•	some of our investments are in businesses based on new technologies or products that may not be widely adopted, if at all; and

•
most of our investments are in privately held companies, and if public markets for their securities or if other opportunities for liquidity do not develop, it may be difficult to sell those securities.

We regularly review our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. We determined that the decline in value of our investments was other-than-temporary for several investments in the nine months ended September 30, 2002. We recognized non-cash losses totaling $22.8 million for the nine months ended September 30, 2002 to record these investments at their current fair values. During the year ended December 31, 2001, we determined that the declines in value of many of our investments were other-than-temporary and we recognized losses totaling $100.9 million, which represented 20% of the net loss for the period, to record these investments at their current fair values. With the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of September 30, 2002, Other investments were recorded at $24.0 million.

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

We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Acquisitions typically involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our employees and customers;

•	losing key employees of acquired companies; and

•	failing to achieve the anticipated benefits of these acquisitions in a timely manner.

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

We typically license content under arrangements that require us to pay usage (per query) or fixed monthly fees for the use of the content or require us to pay under an advertising revenue-sharing arrangement. In the future, some of our content providers may demand a greater portion of advertising revenues or increase the fees that they charge us for their content thus having a negative impact on our net earnings. If we fail to enter into and maintain satisfactory arrangements with content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our business reputation and operating results.

Operational Risks Related to Our Business

Our systems could fail or become unavailable, which would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements.

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; and Papendrecht, The Netherlands. Until we complete our disaster recovery and redundancy planning, none of our data centers are currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake and similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic on our Web sites or our customers’ Web sites increases substantially, we must respond in a timely fashion by expanding our systems which may entail upgrading our technology, transaction-processing systems and network infrastructure. Due to the number of our customers and the products and application services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

On July 31, 2002, we announced that our board of directors has formed a search committee to identify qualified candidates to serve as the Company’s chairman and chief executive officer. We may not be successful in attracting and retaining a qualified candidate to serve as our chairman and chief executive officer. Also, a new chairman and chief executive officer may change the strategic direction of the company or one or more of its business units and such change may not prove successful. Either of these occurrences would have a material adverse effect on our business.

In light of current market conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Stock options, which typically vest over a two or four-year period, are an important means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, we may in the future need to issue new options or equity incentives or increases in other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees that may be viewed as dilutive to our shareholders.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new, particularly with respect to our merchant services and our wireless data services. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. Realignments of resources, reductions in workforce or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

We are subject to legal proceedings that could result in liability and damage our business.

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including claims of infringement of intellectual property rights by us, as well as a putative securities class action lawsuit and other securities-related litigation. Approximately eleven lawsuits against us are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course collection matters and intellectual property infringement claims that are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some of the claims, should they be successful. Such proceedings and claims, even if not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against InfoSpace. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of our pending legal proceedings, see “Part II, Item 1. Legal Proceedings.”

We may not be successful in forming strategic alliances with other companies.

We may not be able to form alliances with other companies that are important, among other things, to enable us to successfully execute certain elements of our business plan including obtaining potential new customers and enter new markets; to enable us to renew or enter into new agreements with our existing customers; and to ensure that our products are compatible with third-

party products. There can be no assurance that we will identify the best alliances for our business or that we will be able to maintain existing relationships with other companies or enter into new alliances with other companies on acceptable terms or at all. The failure to maintain or establish successful strategic alliances could have a material adverse effect on our business or financial results.

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

We face a number of risks inherent in and barriers to doing business in international markets, including:

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

As markets for Internet software and application services for wireline, merchant, wireless and broadband continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. If we do not effectively manage risks related to our expansion internationally, our business is likely to be harmed.

We made the decision during the third quarter of 2002 to discontinue operations in Brazil. However we do plan to continue to pursue wireless opportunities in Latin America, including Brazil. This restructuring included approximately $491,000 of charges related to the closure of our Brazil facility primarily relating to the realized loss on foreign currency fluctuations since we began operations in Brazil.

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.

As of February 28, 2002, our officers, directors and affiliated persons beneficially owned approximately 26.8% of our voting securities. Naveen Jain, our Chairman and Chief Executive Officer, beneficially owned approximately 20.7% of our voting securities as of that date. None of our insiders are subject to contractual limitations on their ability to sell their shares, other than compliance with the securities laws and the Company’s policies regarding insider trading.

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

On July 19, 2002, our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of August 9, 2002. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

In addition, we have an agreement with America Online that provides them the right of first negotiation in the event that we receive an unsolicited proposal from a third party regarding a sale, merger or other disposition of our assets that would result in a change of control. If we receive this type of proposal, America Online will have the first opportunity to negotiate with us regarding a disposition. This agreement, which expires in February 2003, could make us less attractive to a potential acquiror.

Technological Risks Related to Our Business

We rely heavily on our technology, but we may be unable to adequately protect or enforce our intellectual property rights thus weakening our competitive position and negatively impacting our financial results.

To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, and confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, we could lose our competitive position.

Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property, our competitive position in markets abroad may suffer.

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

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain research and development arrangements, we do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products and trademarks is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

Risks Related to Our Industry

We could be subject to liability due to fraud or privacy and security breaches in connection with use of our merchant services.

Security and privacy concerns of users of online commerce services such as our merchant services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions.

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our payment transaction services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft, or merchant fraud.

We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet payments systems generally, our business could suffer. In addition, the large volume of payments that we handle for our customers makes us vulnerable to employee fraud or other internal security breaches. We cannot assure you that any internal control systems will prevent material losses from employee fraud. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.

Despite measures we have taken to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, our payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed. In addition, future regulations under the USA Patriot Act may require us to revise the procedures we use to verify the identity of customers and to monitor more closely international transactions. Our business could suffer if customers use its system for illegal or improper purposes.

Security breaches may pose risks to the uninterrupted operation of our systems

Additionally, our networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement and improve our security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our services, any of which could harm our business.

Changes to credit card association rules or practices could adversely impact our merchant business and, if we do not comply with the rules, our ability to process credit card transactions could be substantially impaired.

The Authorize.Net credit card payment gateway does not directly access the Visa and MasterCard credit card associations. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with Authorize.Net. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our merchant business would be materially and adversely affected.

Governmental regulation and the application of existing laws to e-commerce may slow business growth, increase our costs of doing business and create potential liability.

Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal money laundering regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, these rules and regulations may require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statues may result in severe penalties or restrictions on our ability to engage in online commerce, which could have a material adverse effect on our business.

The growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Uncertainty and new laws and regulations, as well as the application of existing laws to the Internet, in our markets could limit our ability to operate in these markets, expose us to compliance costs and substantial liability and result in costly and time consuming litigation.

The loss of any key relationship with a third-party payment processor could slow business growth or result in loss of business.

Our credit card payment gateway business depends upon our relationships with third-party payment processors. Our ability to process credit card payments will be severely impacted if any of the processors prevent us from accessing their processing gateways. Accordingly, we process our Automated Clearing House (ACH) transactions through our Originating Depository Financial Institution (ODFI) partners. Our ability to process ACH transactions would be severely impacted if we lose any of our ODFI partners.

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

We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for negligence, defamation, invasion of privacy, or product or service liability. We may also be subject to laws and regulations, both in the United States and abroad, regarding user privacy.

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

The Internet and wireless industries have experienced substantial consolidation. For example, eBay recently acquired PayPal, and VoiceStream has been acquired by T-Mobile. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including:

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us;

•	our customers could acquire or be acquired by one of our competitors and terminate their relationship with us; and

•	our customers could merge with other customers, which could reduce the size of our customer base.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2002 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

Item 4. – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is gathered, analyzed and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II —OTHER INFORMATION

Item 1. – Legal Proceedings

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and our chief executive officer made false and misleading statements about the InfoSpace’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added our chief financial officer as a defendant. On April 8, 2002, we filed a motion to dismiss the complaint for failure to state a claim. On April 11, 2002, plaintiffs filed a motion for leave of the Court to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants, which was granted on April 30, 2002. The amended complaint was filed on May 9, 2002. On July 2, 2002, we filed a new motion to dismiss the amended complaint for failure to state a claim. Merrill Lynch and its analyst moved for transfer of this case to the Southern District of New York to be consolidated with the various cases pending against them. We opposed that motion, and sought, with Merrill Lynch’s support, a severance and transfer of only plaintiff’s claims against Merrill Lynch to New York. Plaintiffs sought to have the case (including the claims against Merrill Lynch) remain in the Western District of Washington. On October 11, 2002, the Multidistrict Litigation Panel issued an order transferring the case to the Southern District of New York for pre-trial proceedings to be consolidated with the other various claims pending against Merrill Lynch. Our management believes that InfoSpace has meritorious defenses to plaintiffs’ claims against InfoSpace and its management, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended twice thus far and has been renamed Dreiling v. Jain, et al. The complaint names as defendants certain current and former officers and directors of InfoSpace and entities related to several of the individual defendants; InfoSpace is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace and were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net and Prio mergers and that one defendant converted the InfoSpace’s assets to his personal use. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust, and the complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on InfoSpace. We have entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant officers and directors pursuant to our obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of our Board of Directors (SLC), with the assistance of independent legal counsel, has investigated the complaint, and on March 22, 2002 filed a motion to terminate this derivative action. Plaintiff took discovery with respect to that motion. The motion has been fully briefed by both the SLC and the plaintiff, and a hearing on that motion is presently scheduled for November 15, 2002.

In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial for this case commenced on August 7, 2002; on August 30, 2002, the jury returned a verdict in favor of Go2Net on its WSA claim. A hearing to determine the manner in which the acquisition will be rescinded and to reduce the jury’s verdict to a judgment is pending. Molino has the right to appeal the final judgment. Our management believes Go2Net has meritorious arguments to any appeal, but litigation is inherently uncertain and Go2Net may not ultimately prevail in the event of an appeal.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through our merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net he consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the then corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. Our management believes Authorize.Net and Go2Net have meritorious defenses to these claims but litigation is inherently uncertain and they may not prevail in this matter.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants InfoSpace and certain of our current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice two of the defendants, who are current directors of InfoSpace, from the action. Discovery is ongoing. Our management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

In addition, from time to time we are subject to various other legal proceedings that arise in the ordinary course of business. These claims, even if not meritorious, could require the expenditure of significant financial and managerial resources. Although the Company cannot predict the outcomes of these other legal proceedings with certainty, our management does not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. – Changes in Securities and Use of Proceeds

On July 19, 2002, in accordance with the terms of a Preferred Stock Rights Agreement between the Company and Mellon Investor Services LLC, as Rights Agent, the Company’s Board of Directors declared a dividend of one right (a “Right”) to purchase one one-thousandth share of the Company’s Series C Participating Preferred Stock for each outstanding share of Common Stock, par value $0.001 per share, of the Company. The dividend was payable on August 9, 2002, to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred at an exercise price of $55.00, subject to adjustment. See our Current Report on Form 8-K filed July 24, 2002 for a more detailed description.

Item 3. – Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4. – Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on September 12, 2002, the proposal to approve an amendment to our Amended and Restated Certificate of Incorporation effecting a one-for-ten reverse split of our common stock was adopted by the margin indicated:

Shares Voted*
For	268,685,143
Against	9,957,546
Abstain	704,156

*	These share numbers have not been adjusted to reflect the subsequent one-for-ten reverse stock split.

Item 5. – Other Information.

Not applicable with respect to the current reporting period.

Item 6. – Exhibits and Reports on Form 8-K:

a. Exhibits

99.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

(i)
Current Report on Form 8-K dated July 3, 2002, filed with the SEC on July 5, 2002, with respect to the receipt of notification from The Nasdaq Stock Market of failure to comply with the National Market’s listing maintenance standard regarding minimum bid, reported pursuant to Item 5.

(ii)
Current Report on Form 8-K dated July 19, 2002, filed with the SEC on July 24, 2002, with respect to the adoption of a Preferred Stock Rights Agreement and declaration of a dividend of one right to purchase one one-thousandth share of the Company’s Series C Participating Preferred Stock for each outstanding share of Common Stock of the Company, reported pursuant to Item 5.

(iii)
Current Report on Form 8-K dated September 12, 2002, filed with the SEC on September 16, 2002, with respect to approval by shareholders of a 1-for-10 reverse stock split of all outstanding shares of common stock, reported pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/s/ Tammy D. Halstead
Tammy D. Halstead
Chief Financial Officer
.

Dated: November 14, 2002

CERTIFICATIONS

I, Naveen Jain, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of InfoSpace, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02

/s/ Naveen Jain
Naveen Jain
Chairman and Chief Executive Officer

I, Tammy D. Halstead, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of InfoSpace, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/02

/s/ Tammy D. Halstead
Tammy D. Halstead
Chief Financial Officer