Form 10-K
period 2002-12-31
INFOSPACE INC
filed 2003-03-27
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2002 as reported by Nasdaq, was approximately $98.9 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, 31,145,717 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 20, 2003 (the “Proxy Statement”).

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

On September 13, 2002, we effected a one-for-ten reverse split of our issued and outstanding common stock. Historical share numbers and prices throughout this Annual Report on Form 10-K have been adjusted to reflect the reverse split.

Overview

InfoSpace, Inc. develops and delivers a wireless and Internet platform of software and application services to a broad range of customers that span each of our wireline, merchant and wireless business units. Many of our products and application services are offered to our customers who, in turn, offer these products and application services to their customers as their own solutions. We provide our services across multiple platforms, including PCs and non-PC devices.

In our wireline business, we deliver our services throughout our own sites such as Dogpile.com, WebCrawler.com, MetaCrawler.com and InfoSpace.com, and to Web portals such as America Online and Microsoft’s MSN, and to broadband service providers such as Verizon Online. In our merchant business, we deliver our products and services to Verizon Information Services, merchant aggregators such as FindLaw, merchant banks such as Union Bank of California and Wells Fargo, financial institutions such as American Express, and independent sales organizations. In our wireless business, we deliver our products and application services to wireless carriers such as Cingular, T-Mobile, AT&T Wireless and Virgin Mobile UK, and other consumer service companies such as Charles Schwab.

We are in the process of completing a review and analysis of the strategic focuses of our business units including the range and breadth of our present and proposed product and service offerings. Based on the results of this assessment, and subject to Board approval, we expect to implement in the near term an internal restructuring of our business units and personnel, including selected changes to our management team and other key personnel, to heighten our focus on those lines of business that can enhance our long-term growth and profitability.

InfoSpace was founded in 1996. We are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We completed our initial public offering on December 15, 1998 and our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

During the period from our inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content and the hiring of employees. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating material revenues in 1997 with our wireline services. Revenues in 1998 were also primarily generated through our wireline services and we started distributing our services on wireless platforms. Throughout 1999-2002, we expanded and enhanced our products and application services through both internal development and acquisitions, and focused on deploying our Internet software and application services to merchants and on wireless platforms.

Company Internet Site and Availability of SEC Filings.    Our corporate Internet site is www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission. The filings can be found in the Investor Relations section of our site, and are available free of charge. Information on our Internet site is not part of this Form 10-K. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Our Business Units

The following provides detail on each of our business units:

Wireline

Through our wireline business unit, we develop and deliver Internet services that are designed for high-speed broadband and dial-up narrowband Web sites. We operate our own consumer-facing Web sites as well as offer our customers private-labeled versions of our services. Our own sites include Dogpile.com, WebCrawler.com, MetaCrawler.com, and InfoSpace.com, among others. Our customers include Web portals such as America Online, Excite Networks and Microsoft’s MSN, as well as broadband service providers, including cable companies and digital subscriber line (DSL) providers, such as Verizon Online.

Our offerings are designed to help attract online users, create loyalty, and generate revenue from these users. Further, customer versions of InfoSpace’s services are generally private-labeled and delivered with each customer’s logo and design specifications, ensuring that the customer maintains its brand and the value relationship with its users.

Our wireline business unit is focused on delivering three main categories of products and application services: search, directory and broadband.

•	Search. Our search offerings differ from most other mainstream search services in that they implement “meta-search” technology. This means that we provide a comprehensive, simultaneous, integrated view of what many search engines have found for a given query. Through meta-search, we believe that we allow users to see a broader set of results than other non meta-search services, and find what they’re looking for faster, all through a single Web site. Our meta-search technology utilizes the results of search engines such as Overture, Google, FAST, Ask Jeeves, About, FindWhat, LookSmart and Inktomi, among others. We are paid in search on a per query basis. Under certain agreements we are paid a revenue share based on the revenues earned by our customers for the queries to our services.

•	Directory. Directory services are an extension of search and include services such as white pages. Our white pages service enables users to find basic telephone and address information, as well as a wide array of more detailed information, on individuals. We are paid in directory on a per query basis. We also generate revenues from the monetization of the users to our directory Web pages.

•	Broadband. Broadband services are targeted at the DSL and cable modem markets. These services include basic portal content that allow our customers to present a branded homepage to their broadband subscribers. We are paid in broadband from licensing and subscription fees.

Today, the wireline business unit’s primary focus is meta-search, which allows users to search multiple search engines at once, returning comprehensive results. We partner with the Web’s leading search engines, directories and pay-for-performance providers, among other searchable databases. We then integrate those databases within our proprietary search technologies, and in-turn offer a comprehensive, relevant and fast search experience to customers and users.

After email, consumers use search services more than any other Internet application. Research has found that nearly 85% of users find Web pages through search engines, and 86% of those users search with the intent to buy, according to the Jupiter 10th GVU User Survey.

For 2002, search represented 56% of total wireline business unit revenues. During that time the business unit’s primary focus was on search product quality. A redesigned and new meta-search technology was launched at each of our core search properties during 2002. Because various search engines return better results for different types of queries, our proprietary meta-search algorithm sorts the results accordingly and then displays a blended mix of relevant commercial and non-commercial results for a given search.

Merchant

Our merchant business unit develops and delivers application and payment gateway solutions that are designed to help merchants leverage Internet and wireless technologies to conduct ecommerce. Using our merchant services, merchants can establish an online presence, promote their products and services, and conduct ecommerce using our products and application services. We target small-to-medium-sized merchant businesses.

Our merchant business is focused on payments, promotions, shopping and hosting.

•	Payments. Payment Gateway Solutions enable merchants to authorize, process, and manage credit card and electronic check transactions using industry standard Internet security methods. These services are available under the brand Authorize.Net and through our merchant bank partners, such as Wells Fargo and Union Bank of California and Independent Sales Organizations (ISOs), such as U.S Merchant Services, Ecommerce Exchange, Total Merchant Services and Retriever Payments, among others. We earn revenue from our merchants on a monthly subscription fee basis, which may include a certain number of transactions. As merchants exceed their minimum number of transactions, we receive additional revenue per transaction.

•	Promotions. Merchant promotions, our Internet yellow page services, are distributed through leading Web sites and wireless carriers offering merchants expansive networks over which to promote their products and services. Revenues from merchant promotions are generated on a per query basis, subject to a contractual cap.

•	Shopping. Shopping services offer a private-labeled, comparison shopping and customer loyalty solution that provides a unique way of offering reward point redemption and online purchases using a range of products available from name brand merchants such as Good Guys, ABT Electronics, Saks 5th Avenue and other merchants. We earn a percentage of the total dollars processed or a percentage of loyalty points redeemed. We currently provide this service to American Express for its membership rewards site “ShopAmex.”

•	Hosting. Hosting solutions provide small to medium sized merchants and Web developers with a flexible and scalable solution for establishing and building Web sites with a range of tools for Web page construction and store building applications. These services are marketed under the brand HyperMart.net. Hosting revenues are generated on a monthly basis from subscriptions and monetization of the users to the merchants’ Web sites.

The merchant business unit’s primary focus areas are payment solutions and promotions. Our payment processing platform, which is marketed under the Authorize.Net brand, ended 2002 with active merchant accounts totaling 76,000 compared to 61,800 active merchant accounts at December 31, 2001. In 2002, the number of transactions processed through Authorize.Net reached 86 million, up from the 36 million reported in 2001.

For 2002, payments represented 42% of total merchant business unit revenues. As part of our ongoing effort to provide the best payment solutions to merchants, during 2002 we deployed a new payments architecture. The new architecture provides an easier-to-use and more efficient user experience and improved reporting functionality and management capabilities for processing transactions. More than 1,300 ISOs resell our payment gateway solutions.

For 2002, promotions generated 38% of total merchant business unit revenues. We provide Web hosted directory technologies and customized yellow pages platforms to yellow pages publishers and Internet portals that offer online local directory advertising to national and local retailers across a range of Internet and wireless platforms. We strive to provide online and “brick-and-mortar” merchants with a Web yellow pages listing that is targeted to ready-to-buy consumers looking for the products and services that those merchants offer.

Wireless

We develop, deliver and support hosted wireless data solutions designed to make it possible for wireless carriers to provide revenue-generating wireless data offerings to their subscribers. Our hosted service offering makes it easier and more efficient for our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to any mobile device.

We generate revenue primarily on a per-subscriber or per-message fee basis. InfoSpace carrier customers include leading wireless carriers worldwide, such as Cingular Wireless (United States), T-Mobile (United States, United Kingdom and The Netherlands), AT&T Wireless (United States), Virgin Mobile (United Kingdom), Sprint (United States), Iusacell (Mexico), Rogers AT&T Wireless (Canada), and KPN (Netherlands).

As wireless data evolves, we are increasingly focused on the technologies and services with proven ability to drive mobile data service usage and revenue. Today, applications delivering content via mobile push-messaging technologies such as SMS (short messaging service) are among the most consistently and frequently used wireless data applications, offering both content providers and carriers opportunities to tap into growing revenue streams. Mobile push-messaging refers to the use of intelligent triggers based on end-user preferences, either pre-configured or on demand, to deliver relevant information from a server to a mobile device.

To help carriers capitalize on the growing popularity of mobile push messaging, we are focused on two product areas: Mobile Applications and InfoSpace Mobile Push-Messaging Solution.

Mobile Applications.    We provide a suite of mobile applications across a wide range of push-messaging and other standards. Our Mobile Applications are “multi channel” in that they may be provisioned through a range of wireless and desktop devices and can be delivered to and presented on a variety of mobile clients including WAP, SMS, MMS, WAP-push, BREW and J2ME. Our Mobile Applications fall into two product areas:

•	Content Applications. We offer carriers a broad range of content applications including news, finance, sports, weather, fun and dating, jokes, horoscopes and trivia, that are backed by leading brands. In addition, we offer service packages designed to appeal to the unique needs and interests of specific segments such as consumers of basic services, teens and young adults and mobile professionals, designed to aid our carrier partners in more effectively targeting, attracting and retaining these user segments.

•	Messaging. Our wireless messaging offers carriers a single interface, private-labeled for their brand, that provides subscribers with access to email, calendars and directories, using any Internet-connected or wireless device.

We enable carrier partners to offer their subscribers recognized branded content by partnering with leading content brands including AP Digital, a division of the Associated Press, SportsTicker, AccuWeather.com and Astrology.com.

To help our carrier partners maximize usage and adoption of InfoSpace wireless applications, we offer solutions to enhance service provisioning and marketing. To ensure it is as easy as possible for end users to sign up for InfoSpace push-messaging applications, we enable service provisioning via a wide range of interfaces, including HTML, 2-way SMS, VoiceXML, and SS7.

InfoSpace Mobile Push-Messaging Solution.    InfoSpace’s Mobile Push Messaging Solutions provide hosted offerings that are designed to make it faster, easier and more cost-effective for carriers, content providers and others, such as corporate marketers and online communities, to create, package, deliver and enable end-user personalization of push-messaging applications across multiple networks and devices.

Our Mobile Push-Messaging Solutions also include wholesale SMS/MMS delivery services that are currently available in the United Kingdom and The Netherlands. Wholesale delivery services allow businesses to reach customers in new and innovative ways via SMS and MMS, and over many mobile network operators at once, through the delivery of interactive promotions, information and other services.

Seasonality

Our payment gateway solutions and our shopping products and application services are generally impacted by traditional retail seasonality, with retail sales usually increasing in the fourth calendar quarter of each year. Our search, directory (white pages) and promotions (yellow pages) are generally affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

International Operations

We currently maintain facilities in the United States, The Netherlands and the United Kingdom.

We have historically generated the majority of revenues from our customers in the United States. Revenue generated in the United States accounted for 91 percent of our total revenues in 2002, 2001 and 2000.

Revenue Sources

We derive all of our revenues from our three business units: wireline, merchant and wireless. We generate revenues from licensing fees, usage fees, payment transaction fees, per query fees, subscription fees, advertising, and development and integration fees.

Licensing Fees

Licensing fees are generated from the development of customized, private label versions of one or more of our services and by providing access to and utilization of our products and application services. License fee revenue is recognized ratably over the term of the agreement.

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

Usage Fees

For our wireless agreements, the licensing fees may include a minimum number of users or usages by users. In those cases that do not have minimums, or when the minimums are exceeded, we receive per subscriber or per message fees that are generated either on a monthly or quarterly basis.

Payment Transaction Fees

Payment transaction fees are generated by our payment gateway and shopping services. Transaction fees are recognized in the period the transaction occurs.

For our payment gateway we earn revenue from our merchants through set-up fees and monthly subscription fees, which may include a certain number of transactions. As merchants exceed their minimum number of transactions, we receive additional revenue per transaction.

For shopping, we receive a percentage of the total dollars processed in each transaction from the merchant or a percentage of the loyalty points redeemed from the Web site sponsor.

Per Query Fees

We are paid per query fees for a user generating a query to one of our services or to a private-labeled service. Per query fees are recognized in the period the query occurs. Under certain of our agreements we are paid a revenue share based on the revenues earned by our customers from the queries to our services.

Subscription Fees

We receive monthly subscription fees from our merchants who use our merchant hosting services and from consumers who have subscribed to our real-time stock analysis tools. Subscription fee revenue is recognized in the period the services are provided to the subscriber.

Advertising

We monetize the usage of our Web sites by selling banner, button and text-link advertisements based on cost per click, or CPCs, costs per thousand impressions, or CPMs, and other impression-based advertising. Our advertising agreements generally have terms of less than six months and guarantee a minimum number of impressions. Actual advertising rates depend on a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the numbers of impressions purchased, and are often negotiated on a case-by-case basis. Because of these factors, actual rates may fluctuate. Revenues from contracts based on the number of impressions displayed or click-throughs provided are recognized as services are rendered.

In some cases, we share some of the revenues generated from banner advertising with some of our content providers and with customers who have co-branded Web pages. We generally retain the right to enter into agreements with and sell the advertising to third parties and we are responsible for serving the advertisements and billing the advertisers. After deducting a sales commission, we usually share the revenues with the content provider or customer once a minimum impression threshold is achieved.

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

Product Development

We believe that our technology is essential to successfully implement our strategy of expanding and enhancing our services, expanding in the wireless and Internet software and application services market and maintaining the attractiveness and competitiveness of our solutions. We have invested significant time and resources in creating our patented and patent-pending technology. Product development expenses were $35.2 million in the year ended December 31, 2002, $39.3 million in the year ended December 31, 2001 and $40.6 million in the year ended December 31, 2000.

Intellectual Property

Our success depends significantly upon our technology. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices.

“InfoSpace,” the InfoSpace logo, “Go2Net,” “Authorize.Net,” the Dogpile logo, “ActiveShopper,” “100Hot,” “Web21,” “Haggle Online,” “HyperMart,” “MetaCrawler,” “MetaSpy,” “MyAgent,” “Silicon Investor,” “FraudScreen.Net,” the Get Rewarded logo, “RubberChicken.com,” “Aprilfools.com,” “Pagegreetings,” “Echeck.net,” “Virtual Outlet,” “Valentine,” “WebMarket,” “GiantBear,” “Giantbear.com,” “E-Cash,” “Digicash,” “E-Vote, “ “Kidcash,” “Net-Cash,” “Net-Pay,” “Classifieds2000,” “Cool Notify,” “Jango,” “Webcrawler,” and “Webcrawler Direct” are registered trademarks of ours. “ In addition, we have applied for federal registration of other marks, including “ActivePromotion,” “Dogpile,” “IntelliShopper,” “Playsite,” the Go2Net logo, “Discover What You Can Do,” “Airpay,” “Search the Search Engines!,” “Syncnow,” “Ad Focus,” “InfoSpace Mobile Zone,” “Commercelaunch,” “Airpay by Authorize.Net,” “Authorize.Net Where the World Transacts,” “WAM!” and “SMS Direct.” We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks, as appropriate. We may not be successful in obtaining the service marks and trademarks for which we have applied.

We have been issued eleven U.S. patents, and acquired twenty more in connection with the eCash asset purchase in February 2002. Our issued patents cover private-label ecommerce solutions; tracking the purchase of products, services and information on the Internet and on wireless devices; order injection technology and electronic transaction technologies. We have many issued foreign patents and patents pending covering some of these technologies. We also have over forty-five U.S. patent applications pending relating to various aspects of our technology, including technology we have developed for querying and developing databases, for developing and constructing Web pages, electronic ecommerce on-line directory services, wireless soft-key navigation and Web scraping. We are preparing additional patent applications on other features of our technology. We anticipate on-going patent application activity in the future. However, patents with respect to our technology may not be granted, and, if granted, patents may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

Companies in the Internet software and application services industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of others’ proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of others’ proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

MetaCrawler License Agreement.    We previously acquired an exclusive worldwide license, subject to certain limited exceptions, to the MetaCrawler service, underlying search technology and other intellectual property from a company subsequently acquired by At Home Corporation. The licensor had licensed the

MetaCrawler service and the other intellectual property rights associated therewith from the University of Washington on an exclusive, perpetual basis. After At Home Corporation entered bankruptcy proceedings, we entered into a contingent arrangement with the original licensor of MetaCrawler and do not believe that the At Home Corporation bankruptcy will impact our ability to offer the MetaCrawler service.

Competition

We operate in the wireless and Internet software and application services markets, which are extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for wireless and Internet software and applications are:

•	the ability to meet the specific information and service demands of a particular Web site, wireless device or platform;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers, merchants, subscribers and other end users; and

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web site, wireless device or platform.

Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

•	wireline services compete with search providers such as Google, Overture, Yahoo! and Microsoft’s MSN, directory providers such as Yahoo! and Microsoft’s MSN, and broadband providers such as Yahoo!, iPlanet and Microsoft’s MSN; other information services we provide compete with specialized content providers;

•	our merchant services compete with online payment processing services such as VeriSign’s Pay flow, Plug ‘n Pay and CyberSource. Our web hosting service competes with portals such as AOL, Yahoo and MSN, merchant aggregators such as Big Step and Microsoft’s bCentral, and merchant hosting providers such as Verio, Interland and Dellhost. Our Internet yellow pages services compete with other providers such as Switchboard, InfoUSA and Yahoo! Yellow Pages;

•	our wireless services compete with in-house information technology departments of wireless carriers and device manufacturers, and some of our services compete with those provided by Microsoft, i3Mobile, MobileWay, and Mobliss and

•	in international markets, we compete with local companies which may have a competitive advantage due to their greater understanding of and focus on a particular local market.

We expect that in the future we will experience competition from other Internet software and application services companies. Some of these companies are currently customers of ours, the loss of which could harm our business.

Many of our current customers have established relationships with some of our current and potential future competitors. Some of our customers are also our competitors. If our competitors develop information Internet software and application services that are superior to ours, or that achieve greater market acceptance than ours, our business will suffer.

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

We may be subject to provisions of the Federal Trade Commission Act that regulate advertising in all media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The Federal Trade Commission has the power to enforce this Act. It has recently brought several actions charging deceptive advertising via the Internet and is actively monitoring advertising via the Internet.

We may also be subject to the provisions of the Child Online Protection Act, which restricts the distribution of certain materials deemed harmful to children. The Act is also designed to restrict access to such materials by children, and accordingly, the provisions of this Act may apply to certain Internet product and service providers even though such companies are not engaged in the business of distributing the harmful materials. Although some court decisions have cast doubt on the constitutionality of this Act, and we have instituted processes for voluntary compliance with provisions of the Act that may be relevant to our business, it could subject us to liability.

The Banking Secrecy Act and the USA Patriot Act of 2001 contain anti-money laundering and financial transparency laws and mandate the implementation of various new regulations applicable to financial services companies, including obligations to monitor transactions and report suspicious activities. The obligations under these Acts which may apply to certain of our merchant services requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to liability.

These or any other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some countries, and liabilities which might be incurred through lawsuits or regulatory penalties.

Employees

As of February 28, 2003, we had 596 employees. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Executive Officers and Directors

The following table sets forth certain information as of February 28, 2003 with respect to our executive officers and directors:

Name	Age	Position
James F. Voelker	52	Chairman, Chief Executive Officer and President
Edmund O. Belsheim, Jr.	50	Chief Operating Officer and Director
Tammy D. Halstead	39	Chief Financial Officer
York Baur	38	Executive Vice President, Wireline
Jan E. Claesson	47	Executive Vice President, Wireless
Prakash Kondepudi	39	Executive Vice President, Merchant
Naveen Jain	43	Director
John E. Cunningham, IV	45	Director
Richard D. Hearney	63	Director
Rufus W. Lumry, III	56	Director
Lewis M. Taffer	55	Director
George M. Tronsrue, III	46	Director

James F. Voelker assumed the role of our Chairman, Chief Executive Officer and President in December 2002. He has served as a director since July 2002. He served as President and a director of NEXTLINK Communications, Inc. (now XO Communications, Inc.) from inception in 1994 through 1998. Prior to NEXTLINK, he served as CEO and director of U.S. Signal, a full service competitive local exchange carrier. He currently serves as an advisor to Providence Equity Partners.

Edmund O. Belsheim, Jr. joined us in November 2000 as Senior Vice President and General Counsel, and was appointed Chief Operating Officer and a director in January 2001. He also served as President from July 2001 to December 2002. From April 1999 to November 2000, he was a partner at Perkins Coie LLP, a Seattle-based law firm. From 1996 to 1998, Mr. Belsheim served as Vice President, Corporate Development, General Counsel and Secretary of Penford Corporation, a maker of specialty starches. He also served as Senior Vice President, Corporate Development, General Counsel and Secretary of Penwest Pharmaceuticals Co., an oral drug delivery technology and products company. Prior to joining Penford Corporation, Mr. Belsheim was a member of the law firm Bogle & Gates, P.L.L.C. Mr. Belsheim holds an A.B. from Carleton College, an M.A. from the University of Chicago and a J.D. from the University of Oregon.

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

York Baur joined us in September 2001 as Executive Vice President, Wireline. In 2000, Mr. Baur co-founded SafariDog, Incorporated, an Internet ecommerce and media consumer application company, and served as its Vice President, Sales and Marketing through August 2001. From August 1999 to January 2000, he served as Vice President, Sales of InterVU Incorporated (now Akamai Technologies, Inc.), and served as Vice

President, Sales of Netpodium, Incorporated from January to August 1999. From 1994 to January 1999, Mr. Baur was employed by Wall Data, Incorporated most recently serving as Vice President, Cyberprise Products. He also has worked for Attachmate Corporation, Microsoft Corporation, Zenith Data Systems and TRW. Mr. Baur holds a B.S. from the University of Southern California.

Jan E. Claesson joined us in September 2001 as Executive Vice President, Wireless. Prior to joining InfoSpace, from August 1999 to August 2001, Mr. Claesson served as Executive Vice President Sales, Marketing and Business Development of GoAhead Software, a developer of service availability software for the wireless 3G telecom and web cluster markets. From September 1996 to July 1999, he was Chairman and Chief Executive Officer of Her Interactive.Com, Inc., a company producing interactive entertainment, and was also a founding partner of Millenium Venture Management LLC, an executive management consulting and venture capital company. Mr. Claesson was employed by Microsoft Corporation from 1985 to June 1996, most recently as Director, OEM, US Mega Accounts. He holds an M.B.A. from the University of Gothenburg (Sweden).

Prakash Kondepudi joined us in April 2000 as Vice President, Mobile Commerce and was appointed Executive Vice President, Merchant in February 2001. Mr. Kondepudi had served as Vice President, Application Services of Saraide Inc. (formerly saraide.com, inc.) from November 1998 until our acquisition of a controlling interest in Saraide in March 2000. At Saraide, he led the development of wireless application services such as e-mail, content applications and mobile commerce on GSM phones. From May 1995 to October 1998, Mr. Kondepudi worked for VeriFone, Inc., where he initially served as Director, Client/Server Technology and was later appointed Director, Business Development. Mr. Kondepudi holds a Bachelors in Technology from Jawaharlal Nehru Technology University (India) and a Masters in Technology from the Indian Institute of Technology-Madras.

Naveen Jain founded InfoSpace in March 1996. Mr. Jain served as our Chief Executive Officer from our inception in March 1996 to April 2000 and from January 2001 to December 2002. He also served as our President from inception to November 1998, as our sole director from our inception to June 1998, and as Chairman of the Board from June 1998 to December 2002. Mr. Jain founded Intelius,Inc., an integrated personal intelligence data company, in January 2003 and serves as its Chairman and Chief Executive Officer. From June 1989 to March 1996, Mr. Jain held various positions at Microsoft Corporation, including Group Manager for MSN, Microsoft’s online service. From 1987 to 1989, Mr. Jain served as Software Development Manager for Tandon Computer Corporation, a PC manufacturing company. From 1985 to 1987, Mr. Jain served as Software Manager for UniLogic, Inc., a PC manufacturing company. From 1982 to 1985, he served as Product Manager and Software Engineer at Unisys Corporation/Convergent Technologies, a computer manufacturing company. Mr. Jain holds a B.S. from the University of Roorkee and a M.B.A. from St. Xavier’s School of Management.

John E. Cunningham, IV has served as a director since July 1998. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P. since February 1998. From April 1995 until February 2003, he served as President of Kellett Investment Corporation, an investment fund for private companies. During 1997, Mr. Cunningham acted as interim Chief Executive Officer of Real Time Data, a wireless services company. From February 1991 to November 1994, he served as Chairman and Chief Executive Officer of RealCom Office Communications, a privately-held telecommunications company that merged with MFS Communications Company, Inc. Mr. Cunningham is on the Board of Directors of Petra Capital, LLC and digiMine.com, and also serves as an advisor to Petra Mezzanine Fund, L.P. He holds a B.A. from Santa Clara University and an M.B.A. from the University of Virginia.

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

Lewis M. Taffer has served as a director since June 2001. Since May 2001, Mr. Taffer has been an independent consultant specializing in marketing, business development and strategic partnerships. From 1979 through April 2001, Mr. Taffer served in various positions at American Express Company, most recently as Senior Vice President—Corporate Business Development, a position at which he developed and launched an online shopping portal for American Express Cardmembers, which utilized InfoSpace services. Previously, Mr. Taffer’s career at American Express focused primarily on managing the company’s relationships with large, U.S.-based airlines, hotels, retailers, restaurants and entertainment companies. Mr. Taffer serves on the board of directors of Lymphoma Research Foundation, a nonprofit entity. Mr. Taffer holds a B.A. from the University of Pittsburgh and a J.D. from the University of Michigan.

George M. Tronsrue, III was appointed as a director in February 2003. Mr. Tronsrue has served as Chairman and Chief Executive Officer of Monet Mobile Networks Inc., a Seattle-based wireless Internet service provider, since January 2000. From October 1997 to October 1999, Mr. Tronsrue was with XO Communications, Inc. (formerly NEXTLINK Communications, Inc.), a broadband communications company, where he served as Chief Operating Officer and was also appointed as President in July 1998. Prior to his tenure at XO Communications, Mr. Tronsrue was a member of the initial executive management team of American Communications Services, Inc. (later called e.spire Communications, Inc.), an Internet data and fiber infrastructure company. Prior to e.spire, Mr. Tronsrue was employed by Teleport Communications Group and MFS Communications. Mr. Tronsrue serves on the boards of directors of several private companies and charitable organizations. Mr. Tronsrue holds a B.S. from the U.S. Military Academy.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Financial Risks Related to Our Business

We have a history of losses and expect to continue to incur operating losses, and we may not achieve profitability under generally accepted accounting principles (GAAP) or be able to sustain profitability under GAAP.

We have incurred net losses from our inception through December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $1.3 billion. We have not achieved profitability under GAAP and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We may in the future incur losses from the impairment of goodwill or other intangible assets, or from the impairment of the value of private and public companies that we have invested in. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. If we do achieve profitability, we may not be able to sustain it.

Our revenues are dependent on our relationships with companies who distribute our products and application services.

We provide many of our products and application services to our customers, who in turn offer them to their customers. We rely on our relationships with regional Bell operating companies and other merchant banks and financial institutions, including Verizon Information Services and American Express, for distribution or usage of our merchant services. We also rely on our relationships with major U.S. wireless carriers such as Cingular Wireless to provide our wireless applications to their subscribers. In particular, certain of these agreements will come up for renewal or expire during 2003. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We cannot guarantee that new contracts, if any, which replace terminated contracts will be on terms as favorable to us as the prior arrangements. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the costs of the relationships.

An audit of our payroll tax returns could result in material liabilities that could adversely affect our financial position and results of operations.

The Internal Revenue Service is auditing our payroll tax returns for the year 2000. This audit includes a review of tax withholding on stock options exercised by certain former employees. No amounts have been accrued in our financial statements, as the potential liability does not meet the requirement for accrual under Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies. We believe the range of the potential liability could be zero to $18.6 million plus any applicable interest and penalties. Resolution of this matter is uncertain and our arguments may not prevail in the event an assessment by the Internal Revenue Service is rendered. If the Internal Revenue Service determines that we owe additional payroll taxes, and the amount we owe is material to us, our financial position and results of operations will be adversely affected.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	changes in the array of products and services we offer;

•	further impairment in the value of long lived assets or the value of acquired assets including goodwill, core technology and acquired contracts;

•	our ability to attract and retain customers;

•	the loss, termination or reduction in scope of key customer relationships;

•	recognition of gains or additional losses on our investments in other companies;

•	expenditures for expansion or contraction of our operations;

•	effects of acquisitions and other business combinations by us or our customers;

•	the introduction of new or enhanced services by us, other companies that compete with us or our customers; and

•	the inability of our customers to pay us or to fulfill their contractual obligations to us.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented 56% of our revenues for the year ended December 31, 2002. Overture and Verizon Information Services each accounted for more than 10% of our revenues in the year ended December 31, 2002. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results could materially suffer.

Our future earnings could continue to be negatively affected by significant charges resulting from the impairment in the value of acquired assets.

For acquisitions which we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable.

In addition, recent changes in GAAP require us to discontinue amortizing goodwill and certain intangible assets. We adopted these changes effective January 1, 2002. Under this approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets is more than its fair value. On January 1, 2002, we recorded a non-cash, non-operating charge in the amount of $206.6 million for the cumulative effect of adopting this new accounting standard. We also evaluated our goodwill for impairment during 2002, and determined that the remaining value of the goodwill associated with the wireless business unit had been fully impaired. Accordingly, we recorded a non-cash charge for the impairment of goodwill of $56.1 million. During the year ended December 31, 2002, we determined that we would not pursue the development of certain technologies acquired through certain previous acquisitions. As a result of this decision, we recorded an impairment charge of $16.4 million for the write-off of this core technology due to changes in market factors and our business. We also cancelled certain agreements that had been acquired in previous acquisitions and recorded an impairment charge of $3.9 million to intangible customer lists.

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

We hold a number of investments in third parties. The majority of the companies we have invested in are engaged in Internet, networking, ecommerce, telecommunications and wireless technologies. These investments involve a high level of risk for a number of reasons, including:

•	the companies in which we have invested are generally development-stage companies which are likely to continue to generate losses in the foreseeable future and may not be profitable for a long time, if at all;

•	during the past few years, companies in the industries we have invested in have experienced difficulties in raising capital to fund expansion or continue operations and, if available at all, financing is often on unfavorable terms which may impair the value of our investments;

•	some of our investments are in businesses based on new technologies or products that may not be widely adopted, if at all; and

•	most of our investments are in privately-held companies, and if public markets for their securities or if other opportunities for liquidity do not develop, it may be difficult to sell those securities.

We regularly review our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. We determined that the decline in value of our investments was other-than-temporary for several investments in the year ended December 31, 2002. We recognized non-cash losses totaling $20.9 million in the year ended December 31, 2002 to record these investments at their current fair values. With the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of December 31, 2002, Other investments were recorded at $25.8 million.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

•	respond quickly and appropriately to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors, and regulatory changes affecting the industries we operate in and/or markets we serve;

•	sell additional services to our existing merchants, merchant banks and merchant aggregator partners;

•	up-sell and retain our existing carrier partners;

•	manage our growth, control expenditures and align costs with revenues;

•	expand successfully into international markets; and

•	attract, retain and motivate qualified personnel.

In addition, we have in the past and may in the future find it beneficial to streamline operations and reduce expenses, including such measures as reductions in the workforce, cuts in discretionary spending, reductions in capital expenditures as well as other steps to reduce expenses. Effecting any such restructuring would likely place significant strains on management and our operational, financial, employee and other resources. In addition, any such restructuring could negatively affect our development, marketing, sales and customer support efforts or alter our product development plans.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On March 14, 2003, the closing price of our common stock was $9.36. Our stock price could continue to decline or be subject to wide fluctuations in response to factors such as the following:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services, or new customer relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the wireless communications, Internet and online ecommerce industries;

•	regulatory changes affecting the wireless communications, Internet and online ecommerce industries;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors;

•	dispositions of business units or certain assets;

•	the loss of significant customers;

•	announcements relating to litigation and similar matters; and

•	additions or departures of key personnel.

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

We have acquired a large number of complementary technologies and businesses in the past, and may do so in the future. Our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions typically involve potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	the dilutive effect on earnings per share as a result of incurring operating losses for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our employees and customers;

•	losing key employees of acquired companies; and

•	failing to achieve the anticipated benefits of these acquisitions in a timely manner.

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

Operational Risks Related to Our Business

Our strategic direction, or that of one or more of our business units, may change as a result of our recent change in leadership which could negatively affect our future results.

On December 21, 2002, we announced that our board of directors named James F. Voelker to succeed Naveen Jain as our Chairman and Chief Executive Officer, and also appointed him President. Mr. Voelker, senior management and selected outside consultants are evaluating the long-term potential for each business unit and the products and services of each business unit, including market size and growth rate, operating costs and investment, margin sustainability, scalability, broad customer appeal and market leadership position and potential.

The results of this in-depth evaluation may result in a change in the strategic direction of InfoSpace or one or more of our business units. Such change may not prove successful in the short or long term and may negatively impact our financial results.

Our systems could fail or become unavailable, which would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements.

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; and Papendrecht, The Netherlands. Until we complete our disaster recovery and redundancy planning, none of our data centers is currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic on our Web sites or our customers’ Web sites increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction-processing systems and network infrastructure. Due to the number of our customers and the products and application services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

Our business and operations are substantially dependent on the performance of our key employees, who are generally employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, and are unable to recruit and retain a suitable successor, we may not be able to successfully manage our business or achieve our business objectives.

On December 21, 2002, we announced that our board of directors named James F. Voelker to succeed Naveen Jain as our Chairman and Chief Executive Officer, and also appointed him President.

Although all of our current executive officers have signed agreements which limit their ability to compete with us for one year after their employment with us ends, our business could be harmed if subsequent to the non-compete period one or more of them joined a competitor or otherwise decided to compete with us. Naveen Jain, our former Chairman and Chief Executive Officer and a current director, had signed a two-year non-competition agreement. In March 2003, we filed a lawsuit against Mr. Jain and other defendants for breach of their fiduciary and contractual duties owed to InfoSpace, wrongful interference with our contractual relationships and misappropriation of our trade secrets and confidential information in order to unfairly compete with us.

We are in the process of completing a review and analysis of the strategic focuses of our business units including the range and breadth of our present and proposed product and service offerings. Based on the results of this assessment, and subject to Board approval, we expect to implement in the near term an internal restructuring of our business units and personnel. Such restructuring may include changes to our management team and other key personnel. If we are unsuccessful in recruiting and retaining suitable replacements, or are unsuccessful in effectively managing transitions of key management employees, our business and operating results may be adversely affected.

In light of current market conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options to recruit technology professionals and senior level employees and to motivate long-term employee performance. Our stock options, which typically vest over a two or four-year period, are one of the means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, we may in the future need to issue new options or equity incentives or increases in other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees that may be viewed as dilutive to our stockholders.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new, particularly with respect to our merchant services and our wireless data services. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. Additional realignments of resources or reductions in workforce, or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.

As of February 28, 2003, our officers, directors and affiliated persons beneficially owned approximately 26.9% of our voting securities. Naveen Jain, one of our directors, beneficially owned approximately 20.9% of our voting securities as of that date. None of our insiders are subject to contractual limitations on their ability to sell their shares, other than compliance with the securities laws and our policies regarding insider trading.

These stockholders, and in particular Naveen Jain, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have stock option grants that provide for accelerated vesting if their employment is actually or constructively terminated after a change of control.

The interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into arrangements, transactions or agreements that we would not otherwise consider or could prevent us from entering into arrangements, transactions or agreements that we may consider beneficial to our business.

We are subject to legal proceedings that could result in liability and damage our business.

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including a putative securities class action lawsuit, other securities-related litigation and claims of infringement of intellectual property rights by us. Approximately thirteen lawsuits against us are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course collection matters and intellectual property infringement claims that are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some of the claims, should they be successful. In addition, in March 2003 we filed a lawsuit against Mr. Jain and other defendants for breach of their fiduciary and contractual duties owed to InfoSpace, wrongful interference with our contractual relationships and misappropriation of our trade secrets and confidential information in order to unfairly compete with us. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against InfoSpace. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of our pending legal proceedings, see Note 8 to our consolidated financial statements.

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

As markets for Internet software and application services for wireline, merchant and wireless continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. If we do not effectively manage risks related to our expansion internationally, our business is likely to be harmed.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if the transaction would be beneficial to our stockholders. In February 2003, we amended and restated our bylaws with regard to certain of these provisions. Provisions which could have an anti-takeover effect include:

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

On July 19, 2002, our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of August 9, 2002. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of our preferred stock, or shares of an acquiring entity. The issuance of the rights would make the acquisition of InfoSpace more expensive to the acquirer and would delay or discourage third parties from acquiring InfoSpace without the approval of our board of directors. Our board of directors has the power to redeem these rights and prevent their exercise.

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

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely on a combination of patent, copyright and trade secrets to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent products and feature enhancements and reliable product support and maintenance are also essential to maintaining a technology leadership position. We rely on trademark law to protect the value of our corporate brand and reputation.

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. We also have entered into non-competition agreements with certain of our current and former executive officers. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain research and development arrangements, we do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products and trademarks is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

Risks Related to Our Industry

We could be subject to liability due to fraud or privacy and security breaches in connection with use of our services.

Security and privacy concerns of users of online ecommerce and subscription services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions.

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our payment transaction and hosting services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft, or merchant fraud. Subscribers to some of our other services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to liability. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants or subscribers to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

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

Our payment system may also be susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed. In addition, future regulations under the USA Patriot Act of 2001 may require us to revise the procedures we use to verify the identity of customers and to monitor more closely international transactions. Our business could suffer if customers use our system for illegal or improper purposes or if the costs of complying with regulatory requirements increase significantly.

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

Governmental regulation and the application of existing laws ecommerce may slow business growth, increase our costs of doing business and create potential liability.

Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal money laundering regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, these rules and regulations may require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statues may result in severe penalties or restrictions on our ability to engage in online ecommerce, which could have a material adverse effect on our business.

The growth and development of the market for ecommerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Uncertainty and new laws and regulations, as well as the application of existing laws to the Internet, in our markets could limit our ability to operate in these markets, expose us to compliance costs and substantial liability and result in costly and time consuming litigation.

The Federal Trade Commission (FTC) has recommended to search engine providers that paid-ranking search results be delineated from non-paid results. To the extent that the FTC may in the future issue specific requirements regarding the nature of such delineation, which would require modifications to the presentation of search results, revenue from the affected search engines could be negatively impacted.

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

The Internet and wireless industries have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	our customers could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our customers could merge with other customers, which could reduce the size of our customer base;

•	current and potential competitors could improve their competitive positions through strategic acquisitions; and

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us.

Intense competition in the wireline, merchant and wireless markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and application services into the wireline, merchant and wireless markets, all of which are extremely competitive and rapidly changing. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of these competitive factors and due to our relatively small size and financial resources we may be unable to compete successfully.

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

In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures; in recent months, in fact, advertisers have begun to attribute less value to advertising on the Internet. Furthermore, any loss in the commercial viability of the Internet would have a significant negative impact on our wireline and merchant services. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic ecommerce our business could suffer.

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

ITEM 2.    Properties

We have development, operations and administrative facilities in: Bellevue, Washington; American Fork, Utah; Papendrecht, The Netherlands; and Woking, United Kingdom. We have data centers in Bellevue and Seattle, Washington and Papendrecht, The Netherlands. We also have sales offices in San Francisco, California and New York, New York. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near term needs.

ITEM 3.    Legal Proceedings

See Note 8—Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Market for Our Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “INSP” since December 15, 1998, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market. These prices and other share numbers throughout this Annual Report on Form 10-K have been retroactively adjusted to give effect to two-for-one stock splits of our common stock consummated in May 1999, January 2000 and April 2000 and the one-for-ten reverse stock split of our common stock consummated in September 2002.

	High	Low
Fiscal Year Ending December 31, 2001:
First Quarter	$98.75	$20.625
Second Quarter	$56.50	$15.625
Third Quarter	$37.90	$10.60
Fourth Quarter	$27.50	$13.20

Fiscal Year Ending December 31, 2002:
First Quarter	$27.80	$13.30
Second Quarter	$16.50	$3.70
Third Quarter	$7.40	$3.75
Fourth Quarter	$12.05	$4.23

On March 14, 2003, the last reported sale price for our common stock on the Nasdaq National Market was $9.36 per share. As of February 28, 2003, there were approximately 706 holders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$18,490	$71,980	$214,530	$161,921	$136,142
Cost of revenues	4,919	13,472	35,627	41,841	36,781

Gross profit	13,571	58,508	178,903	120,080	99,361
Operating expenses
Product development	9,005	15,580	40,624	39,341	35,195
Sales, general and administrative	23,893	77,777	131,081	118,333	89,602
Amortization of goodwill and other intangible assets (1)	710	42,761	171,336	236,714	16,875
Impairment of goodwill and other intangible assets (2)	398	—	8,952	107,729	76,385
Acquisition and related charges	4,486	13,574	123,998	(3,504)	—
Other charges	4,500	11,360	4,732	11,505	4,167
Restructuring charges	—	—	2,322	17,392	1,814

Total operating expenses	42,992	161,052	483,045	527,510	224,038

Loss from operations	(29,421)	(102,544)	(304,142)	(407,430)	(124,677)
Loss on investments	—	—	(588)	(108,158)	(20,940)
Other income, net	946	22,342	27,682	17,361	7,416
Minority interest	—	—	(3,171)	(17)	—
Income tax expense	(64)	—	(137)	(664)	(430)
Cumulative effect of change in accounting principle (1)	—	—	(2,056)	(3,171)	(206,619)
Preferred stock dividend (3)	—	(159,931)	—	—	—

Net loss applicable to common stockholders	$(28,539)	$(240,133)	$(282,412)	$(502,079)	$(345,250)

Basic and diluted net loss per share	$(1.87)	$(9.32)	$(9.28)	$(15.78)	$(11.26)

Shares used in computing basic and diluted net loss per share	15,266	25,775	30,448	31,822	30,656

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$123,152	$414,661	$370,148	$198,880	$275,567
Working capital	118,064	418,297	366,875	199,897	287,228
Total assets	146,205	953,919	1,272,110	837,005	481,396
Total stockholders’ equity	130,702	909,020	1,168,572	782,588	448,136

(1)	See note 1 to our consolidated financial statements.
(2)	See note 5 to our consolidated financial statements.
(3)	Amount relates to discount on convertible Go2Net preferred stock sold to Vulcan Ventures in 1999.

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

Overview

InfoSpace, Inc. develops and delivers a wireless and Internet platform of software and application services to a broad range of customers that span each of our wireline, merchant and wireless business units. Many of our products and application services are offered to our customers who, in turn, offer these products and application services to their customers as their own solutions. We provide our services across multiple platforms, including PCs and non-PC devices.

In our wireline business, we deliver our services throughout our own sites such as Dogpile.com, WebCrawler.com, MetaCrawler.com and InfoSpace.com, and to Web portals such as America Online and Microsoft’s MSN, and to broadband service providers such as Verizon Online. In our merchant business, we deliver our products and services to Verizon Information Services, merchant aggregators such as FindLaw, merchant banks such as Union Bank of California and Wells Fargo, financial institutions such as American Express, and independent sales organizations. In our wireless business, we deliver our products and application services to wireless carriers such as Cingular, T-Mobile, AT&T Wireless and Virgin Mobile UK, and other consumer service companies such as Charles Schwab.

We are in the process of completing a review and analysis of the strategic focuses of our business units including the range and breadth of our present and proposed product and service offerings. Based on the results of this assessment, and subject to Board approval, we expect to implement in the near term an internal restructuring of our business units and personnel, including selected changes to our management team and other key personnel, to heighten our focus on those lines of business that can enhance our long-term growth and profitability.

Our Business Units

The following provides detail on each of our business units:

Wireline

Through our wireline business unit, we develop and deliver Internet services that are designed for high-speed broadband and dial-up narrowband Web sites. We operate our own consumer-facing Web sites as well as offer our customers private-labeled versions of our services. Our own sites include Dogpile.com, WebCrawler.com, MetaCrawler.com, and InfoSpace.com, among others. Our customers include Web portals such as America Online, Excite Networks and Microsoft’s MSN, as well as broadband service providers, including cable companies and digital subscriber line (DSL) providers, such as Verizon Online.

Our offerings are designed to help attract online users, create loyalty, and generate revenue from these users. Further, customer versions of InfoSpace’s services are generally private-labeled and delivered with each customer’s logo and design specifications, ensuring that the customer maintains its brand and the value relationship with its users.

Our wireline business unit is focused on delivering three main categories of products and application services: search, directory and broadband.

•	Search. Our search offerings differ from most other mainstream search services in that they implement “meta-search” technology. This means that we provide a comprehensive, simultaneous, integrated view of what many search engines have found for a given query. Through meta-search, we believe that we allow users to see a broader set of results than other non meta-search services, and find what they’re looking for faster, all through a single Web site. Our meta-search technology utilizes the results of search engines such as Overture, Google, FAST, Ask Jeeves, About, FindWhat, LookSmart and Inktomi, among others. We are paid in search on a per query basis. Under certain agreements we are paid a revenue share based on the revenues earned by our customers for the queries to our services.

•	Directory. Directory services are an extension of search and include services such as white pages. Our white pages service enables users to find basic telephone and address information, as well as a wide array of more detailed information, on individuals. We are paid in directory on a per query basis. We also generate revenues from the monetization of the users to our directory Web pages.

•	Broadband. Broadband services are targeted at the DSL and cable modem markets. These services include basic portal content that allow our customers to present a branded homepage to their broadband subscribers. We are paid in broadband from licensing and subscription fees.

Today, the wireline business unit’s primary focus is meta-search, which allows users to search multiple search engines at once, returning comprehensive results. We partner with the Web’s leading search engines, directories and pay-for-performance providers, among other searchable databases. We then integrate those databases within our proprietary search technologies, and in-turn offer a comprehensive, relevant and fast search experience to customers and users.

After email, consumers use search services more than any other Internet application. Research has found that nearly 85% of users find Web pages through search engines, and 86% of those users search with the intent to buy, according to the Jupiter 10th GVU User Survey.

For 2002, search represented 56% of total wireline business unit revenues. During that time the business unit’s primary focus was on search product quality. A redesigned and new meta-search technology was launched at each of our core search properties during 2002. Because various search engines return better results for different types of queries, our proprietary meta-search algorithm sorts the results accordingly and then displays a blended mix of relevant commercial and non-commercial results for a given search.

Merchant

Our merchant business unit develops and delivers application and payment gateway solutions that are designed to help merchants leverage Internet and wireless technologies to conduct ecommerce. Using our merchant services, merchants can establish an online presence, promote their products and services, and conduct ecommerce using our products and application services. We target small-to-medium-sized merchant businesses.

Our merchant business is focused on payments, promotions, shopping and hosting.

•	Payments. Payment Gateway Solutions enable merchants to authorize, process, and manage credit card and electronic check transactions using industry standard Internet security methods. These services are available under the brand Authorize.Net and through our merchant bank partners, such as Wells Fargo and Union Bank of California and Independent Sales Organizations (ISOs), such as U.S Merchant Services, Ecommerce Exchange, Total Merchant Services and Retriever Payments, among others. We earn revenue from our merchants on a monthly subscription fee basis, which may include a certain number of transactions. As merchants exceed their minimum number of transactions, we receive additional revenue per transaction.

•	Promotions. Merchant promotions, our Internet yellow page services, are distributed through leading Web sites and wireless carriers offering merchants expansive networks over which to promote their products and services. Revenues from merchant promotions are generated on a per query basis, subject to a contractual cap.

•	Shopping. Shopping services offer a private-labeled, comparison shopping and customer loyalty solution that provides a unique way of offering reward point redemption and online purchases using a range of products available from name brand merchants such as Good Guys, ABT Electronics, Saks 5th Avenue and other merchants. We earn a percentage of the total dollars processed or a percentage of loyalty points redeemed. We currently provide this service to American Express for its membership rewards site “ShopAmex.”

•	Hosting. Hosting solutions provide small to medium sized merchants and Web developers with a flexible and scalable solution for establishing and building Web sites with a range of tools for Web page construction and store building applications. These services are marketed under the brand HyperMart.net. Hosting revenues are generated on a monthly basis from subscriptions and monetization of the users to the merchants’ Web sites.

The merchant business unit’s primary focus areas are payment solutions and promotions. Our payment processing platform, which is marketed under the Authorize.Net brand, ended 2002 with active merchant accounts totaling 76,000 compared to 61,800 active merchant accounts at December 31, 2001. In 2002, the number of transactions processed through Authorize.Net reached 86 million, up from the 36 million reported in 2001.

For 2002, payments represented 42% of total merchant business unit revenues. As part of our ongoing effort to provide the best payment solutions to merchants, during 2002 we deployed a new payments architecture. The new architecture provides an easier-to-use and more efficient user experience and improved reporting functionality and management capabilities for processing transactions. More than 1,300 ISOs resell our payment gateway solutions.

For 2002, promotions generated 38% of total merchant business unit revenues. We provide Web hosted directory technologies and customized yellow pages platforms to yellow pages publishers and Internet portals that offer online local directory advertising to national and local retailers across a range of Internet and wireless platforms. We strive to provide online and “brick-and-mortar” merchants with a Web yellow pages listing that is targeted to ready-to-buy consumers looking for the products and services that those merchants offer.

Wireless

We develop, deliver and support hosted wireless data solutions designed to make it possible for wireless carriers to provide revenue-generating wireless data offerings to their subscribers. Our hosted service offering makes it easier and more efficient for our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to any mobile device.

We generate revenue primarily on a per-subscriber or per-message fee basis. InfoSpace carrier customers include leading wireless carriers worldwide, such as Cingular Wireless (United States), T-Mobile (United States, United Kingdom and The Netherlands), AT&T Wireless (United States), Virgin Mobile (United Kingdom), Sprint (United States), Iusacell (Mexico), Rogers AT&T Wireless (Canada), and KPN (Netherlands).

As wireless data evolves, we are increasingly focused on the technologies and services with proven ability to drive mobile data service usage and revenue. Today, applications delivering content via mobile push-messaging technologies such as SMS (short messaging service) are among the most consistently and frequently used wireless data applications, offering both content providers and carriers opportunities to tap into growing revenue streams. Mobile push-messaging refers to the use of intelligent triggers based on end-user preferences, either pre-configured or on demand, to deliver relevant information from a server to a mobile device.

To help carriers capitalize on the growing popularity of mobile push messaging, we are focused on two product areas: Mobile Applications and InfoSpace Mobile Push-Messaging Solution.

Mobile Applications.    We provide a suite of mobile applications across a wide range of push-messaging and other standards. Our Mobile Applications are “multi channel” in that they may be provisioned through a range of wireless and desktop devices and can be delivered to and presented on a variety of mobile clients including WAP, SMS, MMS, WAP-push, BREW and J2ME. Our Mobile Applications fall into two product areas:

•	Content Applications. We offer carriers a broad range of content applications including news, finance, sports, weather, fun and dating, jokes, horoscopes and trivia, that are backed by leading brands. In addition, we offer service packages designed to appeal to the unique needs and interests of specific segments such as consumers of basic services, teens and young adults and mobile professionals, designed to aid our carrier partners in more effectively targeting, attracting and retaining these user segments.

•	Messaging. Our wireless messaging offers carriers a single interface, private-labeled for their brand, that provides subscribers with access to email, calendars and directories, using any Internet-connected or wireless device.

We enable carrier partners to offer their subscribers recognized branded content by partnering with leading content brands including AP Digital, a division of the Associated Press, SportsTicker, AccuWeather.com and Astrology.com.

To help our carrier partners maximize usage and adoption of InfoSpace wireless applications, we offer solutions to enhance service provisioning and marketing. To ensure it is as easy as possible for end users to sign up for InfoSpace push-messaging applications, we enable service provisioning via a wide range of interfaces, including HTML, 2-way SMS, VoiceXML, and SS7.

InfoSpace Mobile Push-Messaging Solution.    InfoSpace’s Mobile Push Messaging Solutions provide hosted offerings that are designed to make it faster, easier and more cost-effective for carriers, content providers and others, such as corporate marketers and online communities, to create, package, deliver and enable end-user personalization of push-messaging applications across multiple networks and devices.

Our Mobile Push-Messaging Solutions also include wholesale SMS/MMS delivery services that are currently available in the United Kingdom and The Netherlands. Wholesale delivery services allow businesses to reach customers in new and innovative ways via SMS and MMS, and over many mobile network operators at once, through the delivery of interactive promotions, information and other services.

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

The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, the capitalization of internally developed software, restructuring-related liabilities and accrued contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data – Note 1: Summary of Significant Accounting Policies.”

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Other Investments

We have invested in equity securities of public and private companies for business and strategic purposes. As of December 31, 2002, the carrying value of our publicly-held and privately-held investments in equity securities was $7.1 million and $18.7 million, respectively. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The determination as to whether a decline in the fair value of a publicly-held security is other-than-temporary requires a considerable amount of judgment. However, determining whether other-than-temporary declines in the fair values of investments in the equity securities of private companies have occurred requires an even higher level of judgment due to the absence of an observable market price for the investment. We regularly review the status of our private company investees to determine whether such a decline has occurred. However, this determination involves various assumptions about the investee companies’ business prospects in addition to an understanding of their capital structure and financing developments. To the extent the companies in which we have invested experience significant business difficulties in the future, we may record additional impairment charges beyond those incurred to date.

We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and accounting. For investments in companies with publicly quoted market prices, we compare the market price to the investment’s carrying value and, if the quoted market price is less than the investment’s accounting basis for an extended period of time, generally six months, we then consider additional factors to determine whether the decline in fair value is other-than-temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, recent exercise prices of option grants and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies if available. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment’s carrying value.

Revenue Recognition

Approximately $243,000 of our revenue in the year ended December 31, 2002 was earned from advertising barter transactions. We had no barter revenue in the third or fourth quarters of 2002. Barter revenue accounted for approximately $14.0 million and $9.8 million of revenues for the years ended December 31, 2001 and 2000, respectively. The determination of the fair value of consideration given and received in advertising barter transactions requires judgment. For such transactions, we identify comparable cash transactions, as required by Emerging Issue Task Force (EITF) Issue No. 99-17, Accounting for Advertising Barter Transactions, to determine the amount of revenue and expense to be recorded for the advertising we receive and surrender in such transactions. While we do not expect to recognize revenue or pursue any barter revenue contracts going forward, the estimated fair value of consideration given and received was a critical estimate for the year ended December 31, 2001.

We also record revenue from arrangements that contain multiple revenue-generating activities. In such arrangements, we recognize revenue for individual elements where evidence of the fair value of the individual elements exists. Where no such evidence exists, revenue is collectively recognized for the individual components as one element.

Allowances for Sales Returns and Doubtful Accounts

Our management must make estimates of potential future sales returns related to current period product revenue for our payment processing and merchant hosting products and services. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Estimates must be made and used in connection with establishing the sales returns allowance in any accounting period.

The allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms.

Internally Developed Software

Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. We have capitalized certain costs to develop internal-use software, consisting primarily of salaries and benefits. Because most of our employees do not work exclusively on developing internally used software, we allocate the salaries and benefits for employees on a project-by-project basis. We capitalize the amount of salaries and benefits related to software developed for internal use based on the results of this allocation. We have capitalized approximately $2.3 million, $2.6 million and $279,000 of internal-use software costs during the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are included in property and equipment, net, in our consolidated balance sheets. We amortize these capitalized costs to expense over an estimate of the useful life of the internal-use software, which is generally three to five years.

Restructuring Estimates

Restructuring related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Changes in these factors could materially impact our financial position or our results of operations. See Note 8 to our consolidated financial statements for further information regarding contingencies.

Historical Results of Operations

We have incurred losses since our inception and, as of December 31, 2002, we had an accumulated deficit of approximately $1.3 billion. In the year ended December 31, 2002, our net loss was $345.3 million, which includes charges of $206.6 million for the cumulative effect of a change in accounting principle, $76.4 million for the impairment of goodwill and other intangible assets, a $20.9 million loss on investments and amortization of other intangible assets of $16.9 million. In the year ended December 31, 2001, our net loss was $502.1 million, including amortization of goodwill and other intangible assets of $236.7 million, impairment on intangibles of $107.7 million and loss on investments of $108.2 million. In the year ended December 31, 2000, our net loss was $282.4 million, including amortization of goodwill and other intangible assets of $171.3 million, impairment of intangibles of $9.0 million and $124.0 million in acquisition and related charges associated with the acquisitions of Prio, Saraide, Millet Software, IQorder and Go2Net, of which $80.1 million was a non-cash charge for in-process research and development associated with the acquisitions.

In light of the rapidly evolving nature of our business and limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance.

The following table sets forth the historical results of our operations expressed as a percentage of total revenues.

	Years ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of revenues	27.0%	25.8%	16.6%

Gross profit	73.0%	74.2%	83.4%
Operating expenses:
Product development	25.9%	24.3%	18.9%
Sales, general and administrative	65.8%	73.1%	61.1%
Amortization of goodwill	—	131.8%	71.9%
Amortization of other intangible assets	12.4%	14.4%	8.0%
Impairment of goodwill	41.2%	62.8%	4.0%
Impairment of other intangible assets	14.9%	3.7%	0.2%
Acquisition and related charges	—	(2.2)%	57.8%
Other charges	3.1%	7.1%	2.2%
Restructuring charges	1.3%	10.8%	1.1%

Total operating expenses	164.6%	325.8%	225.2%

Loss from operations	(91.6)	(251.6)%	(141.8)%
Loss on investments	(15.4)%	(66.8)%	(0.2)%
Other income, net	5.5%	10.7%	12.9%
Minority interest	—	—	(1.5)%

Loss from operations before income tax expense and cumulative effect of changes in accounting principle	(101.5)%	(307.7)%	(130.6)%
Income tax expense	(0.3)%	(0.4)%	(0.1)%

Loss from operations before cumulative effect of changes in accounting principle	(101.8)%	(308.1)%	(130.7)%
Cumulative effect of changes in accounting principle	(151.8)%	(2.0)%	(1.0)%

Net loss	(253.6)%	(310.1)%	(131.7)%

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

Revenues.    Our revenues are derived from our products and application services delivered to a broad range of customers that span our business units of wireline, merchant and wireless. Under many of our agreements we earn revenue from a combination of our products and application services. We identify revenues by our three business units. Revenue information for the years ended December 31, 2002, 2001 and 2000 are presented below (in thousands):

	2002	Percentage of Total	Change from 2001	2001	Percentage of Total	Change from 2000	2000	Percentage of Total
Wireline	$56,580	41.6%	$(33,808)	$90,388	55.8%	$(66,489)	$156,877	73.1%
Merchant	50,355	37.0%	10,536	39,819	24.6%	2,997	36,822	17.2%
Wireless	29,207	21.4%	(2,507)	31,714	19.6%	10,943	20,771	9.7%

Total	$136,142	100.0%	$(25,779)	$161,921	100.0%	$(52,609)	$214,530	100.0%

The decreases in total revenue from 2000 to 2002 reflect primarily the reduction of related party, warrant and barter revenues and general economic conditions.

Wireline Revenue

The decline in wireline revenues from 2001 to 2002 reflects the reduction in related party, warrant and barter revenues. This decline is partially offset by increased revenue from our search products. The change in wireline revenues from 2000 to 2001 primarily relates to decreased related party and warrant revenues. For the first quarter of 2003, we expect wireline revenues to account for approximately 45% to 47% of total revenues.

Merchant Revenue

During the third quarter of 2001, we entered into new agreements to provide yellow page directory and advertising services, which significantly expanded the distribution of our promotions (yellow pages) products and services. The increase in merchant revenues from 2001 to 2002 is primarily a result of recognizing revenue from these promotions agreements for the full year in 2002. Our promotions agreements provide for payment on a per query basis, subject to a contractual cap. We met the contractual cap in 2002 and we expect to meet the cap again in 2003. We also realized increased revenue from our payment gateway solutions. The increased revenue from our promotions products and our payment gateway solutions were partially offset by reduced revenue from our merchant hosting business. In 2001, we changed the business model of our merchant hosting business from a free service to a paid hosting service. The reduction in 2002 revenues relates to a loss in customers and monetization of traffic to the hosted Web sites as a result of migrating our free hosted merchants to the new paid hosting service.

The increase in merchant revenues from 2000 to 2001 is a result of the increased revenue from our payment gateway solutions and increased revenue from our merchant hosting business, primarily from the monetization of traffic to the hosted Web sites.

For the first quarter of 2003, we expect revenues from our merchant business unit to represent 39% to 41% of total revenues.

Wireless Revenue

The decrease in wireless revenues from 2001 to 2002 relates primarily to the termination of our relationship with Verizon Wireless and our former customer in Brazil, and the disposition of the Liaison business acquired from Locus Dialogue. This decrease is partially offset by increased user and usage revenue from other customers.

The increase in wireless revenues from 2000 to 2001 reflects the adoption of our wireless platform of products and application services by certain new wireless carriers and consumer services companies and the launch of new applications and services.

For the first quarter of 2003, we expect revenues from our wireless business unit to represent 16% to 18% of total revenues.

Additional Revenue Information

From time to time, we have made investments in private and public companies for business and strategic purposes. In the normal course of business, we have entered into separate agreements to provide various promotional and other services for some of these companies. Revenues earned from companies in which we own stock are considered related party revenue, including independent service agreements entered into during the current year with companies we or Go2Net invested in during prior years. During the year ended December 31, 2002, we made no new investments in public or private companies for business and strategic purposes, and did not enter into any significant new agreements with related parties. This, along with the completion of agreements entered into in prior years, contributed to a substantial decline in related party revenues in 2002 compared to those recognized in 2000 and 2001. In the normal course of business, we also entered into agreements to provide various promotional services for these companies and other companies that we have made investments in during prior years. We recognize revenue from our agreements with related parties on the same basis as we recognize revenue from similar agreements with unrelated parties. Related party revenue for the years ended December 31, 2002, 2001 and 2000 is presented below (in thousands):

	2002	Change from 2001	2001	Change from 2000	2000
Related Party Revenue:
Wireline	$1,971	$(28,135)	$30,106	(1,951)	$32,095
Merchant	31	(879)	910	910	—
Wireless	—	(356)	356	356	—

Total Related Party Revenue	$2,002	$(29,370)	$31,372	$(685)	$32,095

Included in the related party revenues for our wireline business presented above are approximately $1.7 million of warrant revenue in 2002, $9.1 million in 2001, and $6.0 million in 2000.

We hold warrants and stock in public and privately-held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments, and are also included in the related party revenue described below. Additionally, some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined based on values negotiated by third party investors or independent appraisal. We entered into no new agreements during 2002 whereby we received warrants as compensation, but we continued providing services for such agreements entered into during prior years. We recorded revenue in the amount of $2.4 million for vesting in stock and warrants in the year ended December 31, 2002 compared to $14.0 million in the year ended December 31, 2001 and $22.0 million in the year ended December 31, 2000.

	2002	Change from 2001	2001	Change from 2000	2000
Warrant Revenue:
Wireline	$2,442	$(10,349)	$12,791	$(3,600)	$16,391
Merchant	—	(1,018)	1,018	(1,247)	2,265
Wireless	—	(220)	220	(3,144)	3,364

Total Warrant Revenue	$2,442	$(11,587)	$14,029	$(7,991)	$22,020

We expect warrant revenue in 2003 will decrease from the amount of warrant revenue recorded for 2002.

Barter revenues are generated from non-cash transactions as defined by EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received based on the value of comparable cash transactions. Generally, barter transactions consist of the right to place Internet advertisements. Barter revenue and expense by business line is presented below for the years ended December 31, (in thousands):

	2002	Change from 2001	2001	Change from 2001	2000
Barter Revenue:
Wireline	$243	$(13,792)	$14,035	$4,364	$9,671
Merchant	—	—	—	—	100
Wireless	—	—	—	—	—

Total Barter Revenue	$243	$(13,792)	$14,035	$4,364	$9,761

For the year ended December 31, 2002, barter advertising expense was $1.1 million compared to $13.2 million in 2001 and $8.7 million in 2000.

We did not recognize any barter revenues in the second half of 2002, and we do not anticipate having any barter revenue in 2003.

Cost of Revenues.    Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and application services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees. Cost of revenues for the years ended December 31, 2002, 2001 and 2000 are presented below (in thousands):

	2002	Change	2001	Change	2000
Cost of Revenues	$36,781	$(5,060)	$41,841	$6,214	$35,627

The absolute dollar decrease in cost of revenue from 2001 to 2002 was attributable to the reductions in the workforce in 2001 and the fourth quarter of 2002. The absolute dollar increase of cost of revenue from 2001 to 2000 was primarily attributable to increases in the cost of data licenses from expanding and enhancing our licensed content and delivery and increases in depreciation and non-capitalized equipment.

Product Development Expenses.    Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of our products and application services. Product development expenses for the years ended December 31, 2002, 2001 and 2000, are presented below (in thousands):

	2002	Change	2001	Change	2000
Product Development Expenses	$35,195	$(4,146)	$39,341	$(1,283)	$40,624

The absolute dollar decrease in product development expenses from 2001 to 2002 reflects a decrease in salaries and benefits expense due to our reductions in the workforce in October 2001 and the third quarter of 2002, and also the decreased use of outside professional services.

The decrease in product development expenses from 2001 to 2000 reflects reduced salaries and benefits expense related to our reductions in the workforce in February and October 2001. This decrease is partially offset by increased capitalization of internally developed software and also approximately $1.5 million in one-time payments, including one-time payments to eligible employees for retention obligations from acquisitions and to these employees for accelerated vesting of our contribution to the InfoSpace Venture Capital Fund 2000, LLC

(Venture Fund) on their behalf that occurred in the first quarter of 2001. Generally, product development costs are not consistent with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that continued significant investments in technology are necessary to remain competitive.

Sales, General and Administrative Expenses.    Sales, general and administrative expenses consist primarily of salaries and related benefits, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses. Sales, general and administrative expenses for the years ended December 31, 2002, 2001 and 2000 are presented below (in thousands):

	2002	Change	2001	Change	2000
Sales, General and Administrative Expenses	$89,602	$(28,731)	$118,333	$(12,748)	$131,081

The absolute dollar decrease in 2002 compared to 2001 relates to several factors. We realized a significant decrease in salaries and benefits expense due to our reductions in the workforce in the fourth quarter of 2001. We also had a large reduction in advertising expenses during 2002 relating primarily to decreased barter advertising expenses. During 2002, we had a large reduction in bad debt expenses due to our improved customer base and our aggressive pursuit of past due accounts and accounts previously written off. We also had a large reduction in revenue share expense. We experienced decreased depreciation and occupancy costs in 2002 compared to 2001 due to the closure of our former Seattle and Brazil facilities.

The absolute dollar decrease in 2001 compared to 2000 is attributable to reduced salaries and benefits from our realignments of the workforce in the first quarter and fourth quarter of 2001, reduced advertising and promotions expenses and lower bad debt expense. These decreases were partially offset by increased occupancy expenses from the leases for our headquarters facility, which began in July 2000, and our Montreal facility from our acquisition of Locus Dialogue in January 2001 and higher carriage fee expenses.

Sales, general and administrative expense for 2001 includes $1.5 million of charges for an allowance of a note receivable from our former Chief Technology Officer. 2000 sales, general and administrative expense includes $3.1 million of charges for an allowance of a note receivable from this officer. In October 2000, we loaned this officer $4.0 million. The promissory note matured on December 31, 2001. The note was secured by a pledge of 20,000 shares of our common stock, valued at $410,000 on the date of maturity. The terms of the note provided, however, that if the officer remained employed by us through December 31, 2001, then we would require only the collateral securing the note for repayment. In the event that the collateral was insufficient to repay the note and accrued interest at maturity, and the officer remained employed by us through the maturity date, then we would forgive the difference between the fair market value of the collateral and the principal plus accrued interest and make a cash distribution to the officer sufficient to cover his resulting tax liability from the forgiveness of the debt. Since this officer remained employed by us through the maturity date, we have written off the entire amount of the note, plus accrued interest, less the value of the collateral, and paid his related tax liability in 2002. These amounts are included in sales, general and administrative expenses in 2001 and 2000 as salaries and benefits expense.

We expect sales, general and administrative expenses to continue to decline in absolute dollars in 2003 compared to 2002.

Amortization of Goodwill.    We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized into results of operations, but instead be tested for impairment annually. We evaluated the classification of our intangible assets using the criteria of this new standard and reclassified our assembled workforce intangible into goodwill effective January 1, 2002 (see “Cumulative Effect of Changes in Accounting

Principle”). Amortization of goodwill for the years ended December 31, 2002, 2001 and 2000 is presented below (in thousands):

	2002	Change	2001	Change	2000
Amortization of Goodwill	$—	$(213,384)	$213,384	$59,110	$154,274

Amortization of goodwill was zero in the year ended December 31, 2002 due to the adoption of SFAS No. 142. The increase from 2000 to 2001 is a result of amortization of intangibles recorded from the acquisitions of Locus Dialogue in January 2001, The boxLot Company in December 2000, iJapan technology in September 2000, TDLI.com and Orchest in August 2000, IQorder in July 2000 and Saraide and Millet Software in March 2000.

Amortization of Other Intangible Assets.    Amortization of other intangible assets is presented below for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	Change	2001	Change	2000
Amortization of Other Intangible Assets	$16,875	$(6,455)	$23,330	$6,268	$17,062

Amortization of definite-lived intangible assets includes amortization of core technology, customer lists and other intangible assets. The decrease from 2001 to 2002 is a result of the lower amortizable balance of other intangible assets due to the impairment charges (see “Impairment of Goodwill and Other Intangible Assets” below) recorded in 2002. As the balance of other intangible assets decreased in 2002, the corresponding amortization expense also decreased. The increase from 2000 to 2001 relates to an increase in the amortizable balance of the other intangible assets from the acquisitions discussed above. We expect that the amortization of other intangible assets will be approximately $2.1 million in the first quarter of 2003.

Impairment of Goodwill and Other Intangible Assets.    Impairment of goodwill and other intangible assets is presented below for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Impairment of Goodwill	$56,104	$101,789	$8,565
Impairment of Other Intangible Assets	$20,281	$5,940	$387

We evaluated our goodwill for impairment during the three months ended December 31, 2002, and determined that the remaining value of the goodwill associated with the wireless business unit had been fully impaired. Accordingly, we recorded a non-cash charge for the impairment of goodwill of approximately $56.1 million. This amount was determined based on an independent valuation of our reporting units using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

During the year ended December 31, 2002, we determined that we would not pursue the development of certain technologies acquired in the Saraide, Locus Dialogue and Privacy Bank acquisitions. As a result of this decision, we sold certain assets of InfoSpace Speech Solutions (formerly Locus Dialogue) and recorded an impairment charge of $14.9 million for the write-off of this core technology and the core technology of Saraide and Privacy Bank. We also made the decision in 2002 to migrate the GiantBear customers to the InfoSpace platform, from the GiantBear platform. This migration was completed in 2002, and the core technology acquired from GiantBear is no longer being used and there are no plans to utilize this technology in the future. Accordingly, the remaining balance of the un-amortized core technology acquired from GiantBear of $1.5 million was written off in the year ended December 31, 2002. We determined that the actual and forecasted revenue from the acquired Saraide and GiantBear customer lists were substantially less than forecasted at the time of acquisition. Many of these contracts were subsequently cancelled by us post-acquisition. As a result, we recorded an impairment charge of $3.9 million to write down the value of the acquired customer list to zero.

During the year ended December 31, 2001, we determined that we would not pursue development of technologies acquired in the acquisitions of Orchest, eComLive.Com, Saraide, boxLot, iJapan and Haggle Online due to changes in market factors and our business. We therefore recorded a goodwill impairment charge of $37.0 million and an other intangible asset impairment charge of $3.6 million to reduce the remaining book value of any core technology recorded in connection with these acquisitions, along with related goodwill amounts, to zero. We also incurred an impairment charge of other intangible assets of approximately $2.8 million during the year ended December 31, 2001. This charge was based on the substantial declines in the acquired workforce. We determined that the fair values assigned to these intangible assets were less than the recorded amounts. As such, we determined the fair value of the remaining workforce intangible using the same assumptions used to estimate the fair value at the respective acquisition dates, and recorded a charge to reduce the related assembled workforce intangible assets to their estimated fair values as of December 31, 2001.

In connection with the 2001 sale of certain assets related to the Liaison enterprise solution business of InfoSpace Speech Solutions (formerly Locus Dialogue), we recorded an impairment of goodwill charge of $62.0 million and an impairment of other intangible asset charge of $2.3 million, reflecting an impairment in the assembled workforce, core technology intangible asset and related goodwill. Based on future estimated cash flows from the Liaison enterprise solution business assets, we wrote down the core technology and related goodwill to $500,000. The charge recorded during the year ended December 31, 2001 reduced the carrying amounts of these intangible assets to this estimated fair value as of the date of the asset sale.

We recorded an impairment charge on goodwill during 2000 of approximately $8.5 million. During 2000, we postponed indefinitely plans to launch our services in India. As a result of this decision, we recorded an impairment charge to write-off goodwill of $6.1 million from the acquisition of Zephyr Software, Inc. The goodwill impairment charges in 2000 also included a goodwill impairment charge of $2.2 million related to the acquisition of Outpost Networks, Inc The technology acquired from Outpost has been replaced with technology acquired in other acquisitions in 2000 and was no longer in use. We also recorded an impairment of other intangible assets of approximately $387,000 to write-off the remaining value of acquired core technology related to the Outpost acquisition.

Acquisition and Related Charges.    Acquisition and related charges consist of in-process research and development and other charges related directly to acquisitions, such as professional fees for transactions accounted for as pooling-of-interests, prior to the adoption of SFAS No. 141, Business Combinations. The following tables detail acquisition and related charges for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Acquisition and related charges:
In-process research and development	$—	$600	$80,100
Merger-related costs	—	(4,104)	43,898

	$—	$(3,504)	$123,998

During the third quarter of 2001, a reduction of acquisition costs accrued in 2000 was negotiated. The acquisition and related charges in the year ended December 31, 2001 included this acquisition accrual adjustment, $600,000 of in-process research and development charges for the purchase acquisition of Locus Dialogue, $200,000 of severance paid to the former chief executive officer of Locus Dialogue and $300,000 of legal, accounting and other fees related to acquisitions.

Acquisition and related charges in the year ended December 31, 2000, included $80.1 million of in-process research and development charges for the purchase acquisitions of Saraide, Millet Software and IQorder. Merger-related costs also included costs incurred in the acquisitions of Prio and Go2Net, which were accounted for as poolings-of-interests.

Other Charges.    Other charges consist of costs and/or charges that are not directly associated with other operating expense classifications. Other charges for the years ended December 31, 2002, 2001 and 2000 are presented below (in thousands):

	2002	2001	2000
Other charges:
Litigation settlement charges	$756	$2,398	$1,732
Past overtime worked	—	(2,371)	3,000
Notes receivable allowances	3,411	10,630	—
Impaired prepaid data license	—	848	—

	$4,167	$11,505	$4,732

From December 21, 1999 to February 29, 2000, we loaned Bernee D.L. Strom, a former officer of InfoSpace, a total of $10.0 million under full recourse notes. The promissory notes were due on December 16, 2001 and are in default. The notes are secured by a pledge of 18,438 of her shares of InfoSpace common stock. The pledged shares were valued at $378,000 at December 31, 2001. The notes have full recourse against Ms. Strom’s personal assets. A valuation allowance of $8.5 million was recorded on December 31, 2001, which represented the outstanding notes and interest due less the value of the secured shares and other known assets of Ms. Strom. We did not accrue any additional interest on these notes in 2002, as the collectibility of additional interest is uncertain. At December 31, 2001, accrued interest on these notes was $1.6 million. We sued Ms. Strom on January 30, 2002. Original counterclaims were served on InfoSpace on April 12, 2002; after we moved to dismiss her counterclaims, Ms. Strom subsequently amended them on July 1, 2002. Ms. Strom is suing InfoSpace for constructive termination in violation of various public policies; breach of contract; breach of the covenant of good faith and fair dealing; and promissory estoppel. We have on file a full release and settlement agreement signed by Ms. Strom in December 1999. However, due to the inherent uncertainty of the litigation, we increased our valuation allowance by $3.1 million during the year ended December 31, 2002 to fully reserve all notes receivable and interest receivable due from Ms. Strom. All adjustments to the valuation allowance related to these notes receivable are included in Other Charges on our consolidated statement of operations.

Other charges in the year ended December 31, 2001, include a charge of $10.6 million in allowance for notes receivable, of which $8.5 million related to the note receivable discussed above, $2.4 million for settlement charges on litigation matters and $848,000 for the write off of a prepaid license for software that is no longer being utilized. These amounts are offset by a reduction in the estimated liability for overtime wages accrual for past overtime worked due of $2.4 million.

We were audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt and should have been classified as non-exempt. As a result, in the year ended December 31, 2000, we recorded an estimated accrual in the amount of $3.0 million for the past wages due for overtime worked. Based on the overtime questionnaires we received from the applicable employees and a revision to the methodology used to calculate overtime pay approved by the Department of Labor, we revised our estimate for this liability to be $629,000 in the year ended December 31, 2001 and recorded a $2.4 million adjustment related to this new estimate, of which $507,000 has been paid through December 31, 2002. We are maintaining the remaining accrual, as further claims are probable until the statute of limitations on these claims expires on March 1, 2004.

Other charges in the year ended December 31, 2000 also include settlement charges on two litigation matters of $1.7 million.

Restructuring Charges.

Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the closures of certain of our facilities. Restructuring charges for the years ended December 31, 2002, 2001 and 2000, are presented below (in thousands):

	2002	2001	2000
Restructuring charges:
Severance and related costs	$487	$2,503	$782
Lease termination penalties	—	—	583
Realized loss on fluctuation of foreign currency	537	—	—
Leasehold improvements and other asset disposal costs	946	6,980	957
Estimated future lease losses	(156)	7,909	—

	$1,814	$17,392	$2,322

In 2002, we made the decision to sell certain assets of InfoSpace Speech Solutions (formerly Locus Dialogue). As a result of this asset sale, we incurred a loss on the sale of these assets of $991,000. Also during 2002, we decided to discontinue in-country operations in Brazil. The closure of the Brazil operations resulted in a charge of $537,000 relating to the realized loss on foreign currency fluctuations. This amount was previously included in accumulated other comprehensive income on our consolidated balance sheet. As part of our focus on profitability and streamlining operations, we reduced our workforce by approximately 90 employees during the fourth quarter of 2002. We incurred a restructuring charge of approximately $487,000 relating to this reduction in workforce. These charges were partially offset by a reduction of approximately $156,000 to the estimated lease expenses related to our former Seattle and Mountain View facilities.

In 2001, we announced and began implementation of our operational restructuring plan to reduce operating costs and streamline our operational structure. This initiative involved the reduction of employee staff by approximately 375 positions throughout InfoSpace and its subsidiaries in managerial, professional, clerical and technical roles. Also part of this plan was the closure of our Seattle, Mountain View and a portion of our Montreal facilities. Included in restructuring charges for the year ended December 31, 2001 are expenses for the write off of furniture and office equipment and future operating lease costs, net of estimated sublease income, from the closure of these facilities. In negotiations with potential sublessees, we determined that due to current economic conditions and vacancy rates the properties would not be subleased at a rate that would provide for full recovery of future lease payments. Accordingly, a charge for the difference between the future lease costs and the probable sublease income was recorded at the time we made the decision to abandon the property. Also included in the restructuring charges in the year ended December 31, 2001 are severance costs for the reduction in workforce from the closure of the Mountain View facility and from the February and October 2001 company-wide workforce reductions.

We recorded a restructuring charge of $2.3 million in the year ended December 31, 2000 for the closures of the Dallas, Texas and Ottawa, Canada facilities. This amount is comprised of severance related costs, penalties for the early termination of our leases at these facilities and charges for the write off of furniture and office equipment from these facilities. These facilities were acquired through acquisition and duplicated operations at our Bellevue headquarters.

We are evaluating the long-term potential for each business unit and the products and services of each business unit, including market size and growth rate, operating costs and investment, margin sustainability, scalability, broad customer appeal and market leadership position and potential. The results of this in-depth evaluation may result in a restructuring charge due to the change in the strategic direction of InfoSpace or one or more of our business units.

Loss on Investments, Net.    Loss on investments, net consists of recognized gains and losses on investments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,

recognized gains and losses on investments marked to fair value in the InfoSpace Venture Capital Fund, which was active from January 1, 2000 through March 31, 2001, realized gains and losses on investments and impairment of investments. Loss on investments, net is comprised of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Gain on Venture Fund investments	$—	$880	$14,830
Gain (loss) on sale of investments	(104)	(2,688)	4,940
Other-than-temporary investment impairments	(20,288)	(100,918)	(20,358)
Decrease in fair value of warrants	(548)	(5,432)	—

	$(20,940)	$(108,158)	$(588)

Gains and losses in accordance with SFAS No. 133:    Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives. In the years ended December 31, 2002 and 2001, we recognized losses of $548,000 and $5.4 million on declines in the fair value of these warrants.

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

Other Income, Net.    Other income, net, consisting primarily of interest income, was $7.4 million in the year ended December 31, 2002 compared to $17.4 million in the year ended December 31, 2001 and $27.7 million in the year ended December 31, 2000. The decrease in other income from 2001 to 2002 reflects lower combined cash, short-term and long-term investments in 2002 and also lower short-term interest rates on our marketable investments. The decrease in other income from 2000 to 2001 is primarily due to lower combined cash, short-term and long-term investment balances in 2001 related to our use of cash in operations and also our acquisitions of Excite, Locus and GiantBear in 2001.

With the prevailing lower short-term rates, we expect lower yields on our marketable investments and accordingly expect our interest income to be lower in 2003 compared to 2002.

Income Tax Expense.    We have recorded income tax expense of approximately $430,000 in the year ended December 31, 2002, $664,000 in the year ended December 31, 2001, and approximately $137,000 in the year ended December 31, 2000, for our international operations. We expect to continue to record a tax provision for our international operations and do not anticipate recording a U.S. federal tax provision for 2003.

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

SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. Prior to adoption of SFAS No. 142, we evaluated our intangible assets for impairment based on SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. We evaluated our other intangible assets, including core technology, customer lists, and other intangible assets, and determined that these assets have definite lives. These are classified on our consolidated balance sheets as Other intangible assets, net.

As of December 31, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, was $212,000. This amount is included in Goodwill on our consolidated balance sheet as of December 31, 2002.

We adopted SFAS No. 142 on January 1, 2002. We recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, which was related to impairment of goodwill. This amount was determined based on an independent valuation of our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit. SFAS No. 142 prescribes an impairment test of goodwill to be performed at least annually. We completed this annual evaluation during the fourth quarter of 2002 and recorded a non-cash charge of $56.1 million, which was recorded as impairment of goodwill. This amount was determined based on an independent valuation of our reporting units.

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

On January 1, 2000, we adopted SAB No. 101, Revenue Recognition in Financial Statements. Prior to January 1, 2000, we recorded revenues from customers for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB No. 101, we would have deferred revenue of $2.1 million as of January 1, 2000 originally recorded in prior years. In accordance with SAB No. 101, we recorded a charge for the cumulative effect of change in accounting principle of $2.1 million as of January 1, 2000.

Balance Sheet Commentary

Payroll Tax Receivable.    As of December 31, 2002, our balance sheet included $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, one of our employees exercised non-qualified stock options and remitted $12.6 million for federal income tax based on the market price of the stock on the day of exercise and we remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from the Go2Net merger, the employee was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. We, therefore, returned the federal income tax withholding to the employee and filed an amendment to our payroll tax return to request the tax refund.

Stockholders’ Equity.    On September 10, 2001, we repurchased approximately 21.7 million shares of our common stock from Vulcan Ventures Inc. at a discounted purchase price of $10.50 per share in a privately negotiated block transaction. The closing sale price of the stock on the date of purchase was $14.00. We retired the repurchased shares.

Liquidity and Capital Resources

From our inception in March 1996 through May 1998, we funded operations with approximately $1.5 million in equity financing and, to a lesser extent, from revenues generated for services performed. In April 1997, Go2Net completed its initial public offering, which yielded net proceeds of approximately $12.8 million. In May 1998, we completed a $5.1 million private placement of our common stock, and in July and August 1998, we completed an additional private placement of our common stock for $8.2 million. Sales of our common stock to employees pursuant to our 1998 Employee Stock Purchase Plan also raised $1.7 million in July 1998. Our initial public offering in December 1998 yielded net proceeds of $77.8 million and a follow-on public offering in April 1999 yielded net proceeds of $185.0 million. Our principal source of liquidity is our cash and cash equivalents, short-term investments and long-term investments. As of December 31, 2002, we had cash, cash equivalents and short-term investments available-for-sale of $275.6 million and long-term investments available-for-sale of $651,000.

We have restricted a portion of our cash as collateral that guarantees the future monthly lease payments for certain of our facility leases. At December 31, 2002, the total amount of collateral pledged under these agreements was approximately $5.4 million, which consisted of $4.5 million of standby letters of credit, $546,000 of certificates of deposit and $342,000 of bank guaranty.

At December 31, 2002, we were holding funds related to our eCheck business in the amount of approximately $3.7 million. This total consists primarily of funds held for and on behalf of merchants utilizing the eCheck application services, in anticipation of funding under contractual terms. The funds are included in Cash and cash equivalents and Other current liabilities on our consolidated balance sheet.

In addition, we are required by contract to issue a guarantee to one of our financial institutions against losses up to $6.0 million resulting from our eCheck service. Losses may occur when the amount of transactions returned or charged back exceeds our balance on deposit with the financial institution. The guarantee requires us to cover any deficit balance created by such losses. The guarantee is open and continuous for as long as we utilize the ACH processing services of the originating depository financial institution. To date, we have not made any payments under the terms of the guarantee. We believe that the risk of a material financial loss associated with the guarantee is remote.

Net cash used by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net loss to determine cash flow from operations include depreciation and amortization, impairment of intangibles, loss and impairment on investments and the cumulative effect of changes in accounting principles. Net cash used by operating activities was $10.8 million for the year ended December 31, 2002, resulting from our net loss of $345.3 million and a net decrease in working capital of $14.5 million that was offset by $349.0 million of adjustments not affecting 2002 cash flows. Adjustments not affecting 2002 cash flows were primarily associated with the cumulative effect of adopting SFAS No. 142 of $206.6 million, impairment of goodwill and other intangible assets, and depreciation and amortization. Included in the change in working capital is a cash outlay of $4.4 million for a lease buyout payment in connection with the lease of our former Seattle facility, which was included in accrued expenses at December 31, 2001. The Seattle facility was the corporate headquarters of Go2Net prior to our merger in October 2000. This buyout released us of all future obligations under that lease. Also included in changes in working capital during 2002 are approximately $1.9 million of transition charges for temporary employee relocation and consulting costs related to the GiantBear acquisition completed in December 2001.

Net cash used by operating activities was $41.0 million in the year ended December 31, 2001, resulting from our net loss of $502.1 million and a decrease in working capital of $31.1 million that was offset by $492.2 million of adjustments not affecting 2001 cash flows. Adjustments not affecting 2001 cash flows were primarily associated with depreciation and amortization, loss and impairment on investments and impairment of intangibles. The change in working capital during 2001 included a cash outlay of $12.6 million for a payroll tax receivable due from the Federal government (see “Payroll Tax Receivable” above) and $10.6 million for payment of acquisition fees accrued in 2000.

Net cash provided by operating activities was $16.8 million in the year ended December 31, 2000, resulting from our net loss of $282.4 million and a decrease in working capital of $14.4 million that was offset by $313.6 million of adjustments not affecting 2000 cash flows. Adjustments not affecting 2000 cash flows were primarily associated with depreciation and amortization and the write off of in process research and development obtained in certain acquisitions.

Net cash provided by investing activities was $28.0 million for the year ended December 31, 2002. We sold approximately $92.9 million of long-term investments with maturities of one to two years and reinvested $58.6 million of the funds from the sale of the long-term investments into short term investments rated at least A-1, P-1 with maturities of 365 days or less. We used $5.8 million for the purchase of fixed assets, primarily capitalized equipment. We also paid $2.4 million, net of cash acquired, for the purchase of certain assets from eCash Technologies. Net cash provided by investing activities was $21.9 million in the year ended December 31, 2001. Cash provided by investing activities was primarily a result of reinvesting in securities with an original maturity of 90 days or less, which is classified as cash equivalents. Offsetting the $75.0 million of short and long-term investment maturities and the $2.7 million proceeds from the sale of the Liaison enterprise solution business of InfoSpace Speech Solutions was $11.0 million in equity investments, $12.0 million in purchases of fixed assets, $16.6 million in business acquisition costs from the Locus Dialogue, Excite.com and GiantBear acquisitions and $16.4 million for the buyout of the minority interest ownership in the Venture Fund. Net cash used by investing activities was $5.6 million in the year ended December 31, 2000. During that period, cash used in investing activities was primarily comprised of costs associated with acquisitions, notes receivable additions, purchase of fixed assets and equity investments. The cash used in investing activities was partially offset by cash received from the minority interest of the Venture Fund and maturities of debt investments.

Net cash provided by financing activities in the year ended December 31, 2002 was $935,000. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through the employee stock purchase plan. Net cash used by financing activities in the year ended December 31, 2001 was $16.3 million. $22.8 million was used in the share repurchase from Vulcan Ventures. $3.1 million was used to payoff the acquired debt of Locus Dialogue. Cash proceeds from financing activities were comprised of $9.6 million from the exercise of stock options and warrants and from share purchases through our employee stock purchase plan. Net cash provided by financing activities in the year ended December 31, 2000 of $38.3 million was primarily comprised of our net proceeds from the exercise of stock options and warrants, offset by repayments of debt acquired in the Prio and Saraide acquisitions.

We plan to use our cash for investments in internally developed technology, advertising, marketing and distribution of our products and application services, and continued build-out of infrastructure including the build-out of a redundant data center. We may use our cash for acquisitions of complementary businesses and technologies or a stock repurchase program.

We have non-cancelable operating leases for our corporate facilities with lease terms through 2008. Future minimum rental payments required under non-cancelable operating leases (net of sublease income) are: $5.5 million in 2003, $5.2 million in 2004, $4.8 million in 2005, $4.3 million in 2005, $4.2 million in 2007 and $2.9 million thereafter.

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

Acquisitions & Dispositions

Summary of Our Acquisitions

Company or Assets	Date Closed	Accounting Method	Total Value of Transactions (in thousands)
eCash Technologies, Inc.	02/08/2002	Asset Purchase	$4,600
GiantBear, Inc.	12/19/2001	Asset Purchase	$6,000
Excite.com	11/28/2001	Asset Purchase	$6,700
Locus Dialogue Inc.	01/01/2001	Purchase	$112,900
The boxLot Company	12/07/2000	Asset Purchase	$8,900
Go2Net, Inc	10/12/2000	Pooling-of-interests
iJapan technology	09/13/2000	Asset Purchase	$2,000
TDLI.com Limited	08/31/2000	Purchase	$116,500
Orchest, Inc.	08/04/2000	Purchase	$7,900
IQorder.com, Inc.	07/03/2000	Purchase	$65,800
Millet Software, Inc.	03/31/2000	Purchase	$29,700
Saraide, Inc.	03/10/2000	Purchase	$347,000
Prio, Inc.	02/15/2000	Pooling-of-interests

eCash Technologies, Inc.    On February 8, 2002, we acquired substantially all of the technology and intellectual property of eCash Technologies, Inc., a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 106,482 shares of our common stock.

GiantBear, Inc.    On December 19, 2001, we acquired substantially all of the assets of GiantBear, Inc., a wireless technology and service provider that enables wireless carriers to offer their subscribers access to content, data and mobile ecommerce through wireless devices, delivery channels and applications, for purchase consideration of $6.0 million, which includes acquisition expenses of $21,000. We recorded $2.5 million of goodwill, $1.9 million of core technology and $700,000 for customer lists as a result of this transaction. The core technology and customer lists are being amortized over a five-year period.

Excite.com.    On November 28, 2001, we acquired certain assets of the At Home Corporation. The acquired assets included certain domain names, trademarks and user data associated with the Excite.com Web site. Concurrently, we announced an Internet services agreement with the Excite Network (formerly iWon). Total net consideration for the acquired assets was $6.7 million. Under the agreement, we agreed to power the search and directory components of the Excite Web site. Under the terms of the agreement after the first year certain assets would be transferred to the Excite Network, and these assets were transferred in 2003. After this transfer of assets, InfoSpace still maintains the same search and directory components of the Excite Web site. As we did not acquire all of the assets of the Excite portal, which was a component of the At Home Corporation, and we have licensed certain of the acquired assets to the Excite Network, this acquisition was not classified as a purchase of a business. We have determined that the acquired assets have a useful life of two years and are amortizing them over this period.

Locus Dialogue Inc.    On January 1, 2001, we acquired all of the stock of Locus Dialogue Inc., a developer of speech recognition-enabled applications (now called InfoSpace Speech Solutions). The acquisition was accounted for as a purchase. We issued or will issue 511,423 shares of our common stock (1) directly to those Locus Dialogue stockholders who elected to receive our common stock in exchange for their Locus Dialogue shares at the closing of the acquisition, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace Speech Solutions Holdings Inc. (formerly Locus Holdings Inc.), an indirect subsidiary of ours, which exchangeable shares were issued to those Locus Dialogue stockholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of options granted to replace options of Locus Dialogue held at the closing. We issued shares with a fair value of $88.8 million, acquired $8.8 million of net assets and incurred $556,000 in acquisition costs. Included in the calculation of goodwill is $23.6 million for the fair value of options to purchase 117,322 shares we assumed. We also recorded $3.9 million in unearned compensation for the intrinsic value of the options assumed and for the valuation of 25,318 shares of restricted stock that vest after a one-year service period held by certain former Locus Dialogue employees.

On July 1, 2001, we sold certain operating assets and other rights relating to the Liaison enterprise solution business of InfoSpace Speech Solutions for $2.7 million. We acquired the Liaison enterprise solution business as part of the acquisition of Locus Dialogue in January 2001. The operating assets included certain distribution contracts, the assembled Liaison workforce, the Locus Dialogue trademarks, the enterprise solution inventory and certain fixed assets. In addition, we entered into a license agreement pursuant to which the buyer is licensing the Liaison and SoftDialogue software from us. In connection with the sale of these assets, we recorded a charge in 2001 of $64.7 million related to writedowns of the assembled workforce, core technology and associated goodwill. The remaining personnel and assets of Locus Dialogue including the voice application, SpeechPortal and SoftDialogue, were then operated under the name of InfoSpace Speech Solutions.

In 2002, we sold certain assets of InfoSpace Speech Solutions for $100,000. The assets included were employee agreements, application software, the SoftDialogue software suite and the SpeechPortal versions 1.0 to 2.0.2, and fixed assets. The purchaser also subleases our former Montreal facility. Under the agreement, InfoSpace will maintain the speech application platform asset for 24 months and will license the platform. All rights, title and interest in the speech application platform will be transferred to Locus at the end of the 24-month period. The buyer will provide InfoSpace during the 24-month period, all software updates and bug fixes to the speech application platform. As a result of this asset sale, we recorded an impairment charge of approximately $1.2 million for the un-amortized core technology.

The boxLot Company.    On December 7, 2000, we acquired substantially all of the assets of boxLot, including its interactive on-line variable pricing technology and dynamic pricing engine, equipment and domain names. Under the terms of the asset purchase, we issued 50,153 shares of common stock and paid cash of $2.6 million. We recorded $9.2 million in goodwill.

Go2Net, Inc.    On October 12, 2000, we completed our acquisition of Go2Net, Inc., a publicly-held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the acquisition, which was accounted for as a pooling-of-interests, we exchanged 7,415,445 shares of our common stock for all of the preferred and common shares of Go2Net. The consolidated financial statements are presented as if Go2Net was a wholly owned subsidiary since inception.

iJapan Intellectual Property.    On September 13, 2000, we acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million cash. The entire purchase price was recorded as an intangible asset.

TDLI.com Limited.    In July 1998, we entered into a joint venture agreement with TDLI.com Limited, a subsidiary of Thomson Directories Limited to form TDL InfoSpace to replicate our content, community and consumer services in Europe. TDL InfoSpace launched content services in the United Kingdom in the third quarter of 1998. Under the Web site services agreement, Thomson provides its directory information to TDL InfoSpace and sells Internet yellow pages advertising for the joint venture through its local sales forces. We also license our technology and provide hosting services to TDL InfoSpace. Thomson and we each purchased a 50% interest in TDL InfoSpace and are required to provide reasonable working capital to TDL InfoSpace. As of December 31, 1999, we had contributed $496,000 to the joint venture. We accounted for our investment in the joint venture under the equity method. For the year ended December 31, 1999, we recorded a loss from the joint venture of $12,000. On August 31, 2000, we acquired TDLI.com Limited, a privately-held company based in Hampshire, England that in turn holds approximately 50% of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace’s services in Europe. We acquired TDLI.com for purchase consideration of 342,031 shares of our common stock and acquisition expenses of $2,105,304. We recorded $118.5 million in intangible assets. We now have 100% ownership and control of TDL InfoSpace.

Orchest, Inc.    On August 4, 2000, we acquired all of the outstanding capital stock of Orchest, Inc., a privately-held company based in Cupertino, California, for a purchase consideration of 25,529 shares of our common stock and acquisition expenses of $72,060. We recorded $8.4 million for intangible assets. Orchest provided online financial services that enable users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase.

IQorder.com, Inc.    On July 3, 2000, we acquired all of the outstanding shares, warrants and options of IQorder.com, Inc., a privately-held company based in Tempe, Arizona, for a purchase consideration of 98,996 shares of our common stock for all of IQorder’s outstanding shares, warrants and options. We recorded a one-time in-process research and development charge of $6.0 million and recorded $62.5 million in intangible assets. Acquisition expenses were $132,088. IQorder’s technology allows consumers to enter a model number, UPC code, part number, barcode or ISBN, or to scan in a UPC code, in order to locate a product, compare prices and make an instant purchase with a single click. The acquisition was accounted for as a purchase.

Millet Software, Inc.    On March 31, 2000 we acquired all of the common stock of Millet Software, a privately-held company, for a purchase consideration of 48,822 shares of our common stock and acquisition expenses of $255,000. We recorded a one-time in-process research and development charge of $2.4 million and recorded $30.9 million in intangible assets. The acquisition was accounted for as a purchase.

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

Saraide Inc.    On March 10, 2000 we acquired 80% of the common stock of Saraide, a privately-held company, for a purchase consideration of 923,367 shares, valued at $334.3 million, and acquisition expenses of $374,000. The acquisition was accounted for as a purchase. The purchase included $97.0 million in purchased technology which included in-process research and development, $16.0 million of contract list, $2.1 million of acquired workforce, $249.6 million of goodwill and $17.4 million in net liabilities. We recorded a one-time charge of $71.7 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

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

Prio, Inc.    On February 15, 2000, we consummated the acquisition of Prio, a privately-held company. The combination was accounted for as a pooling-of-interests. We issued 932,242 shares of our common stock in exchange for all the outstanding common and preferred stock of Prio.

Prio provided ecommerce solutions specializing in the development of strategic partnerships, technologies and programs that drive ecommerce in both traditional and online shopping environments and Internet commerce applications that deliver solutions designed for small and medium-sized merchants to build, manage and promote online storefronts. The consolidated financial statements and the accompanying notes reflect our financial position and the results of operations as if Prio was our wholly owned subsidiary since inception.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2002. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands except per share data)
Revenues	$33,144	$33,266	$33,571	$36,161	$46,565	$50,942	$33,051	$31,363
Cost of revenues	9,663	9,721	8,661	8,736	11,721	10,614	9,460	10,046

Gross profit	23,481	23,545	24,910	27,425	34,844	40,328	23,591	21,317
Operating expenses:
Product development	9,427	9,516	8,372	7,880	11,787	10,569	9,051	7,934
Sales, general and administrative	27,096	22,691	19,564	20,251	36,127	31,651	27,694	22,861
Amortization of goodwill	—	—	—	—	58,749	53,847	51,153	50,696
Amortization of other intangible assets	5,914	5,750	3,120	2,091	5,148	5,260	6,830	5,030
Impairment of goodwill	—	—	—	56,104	—	—	93,239	8,551
Impairment of other intangible assets	—	—	15,474	4,807	—	—	5,918	22
Acquisition and related charges	—	—	—	—	889	111	(4,504)	—
Other charges	(50)	849	22	3,346	(50)	217	1,660	9,678
Restructuring charges	—	—	1,056	758	1,717	(62)	13,755	1,982

Total operating expenses	42,387	38,806	47,608	95,237	114,367	101,593	204,796	106,754

Loss from operations	(18,906)	(15,261)	(22,698)	(67,812)	(79,523)	(61,265)	(181,205)	(85,437)
Gain (loss) on investments	(16,911)	(345)	(5,532)	1,848	(47,599)	(14,099)	(26,753)	(19,707)
Other income, net	2,078	1,981	1,706	1,651	5,983	4,580	3,764	3,035
Minority interest	—	—	—	—	(17)	—	—	—
Income tax expense	(144)	(96)	(93)	(97)	(50)	(137)	(557)	80
Cumulative effect of changes in accounting principle	(206,619)	—	—	—	(3,171)	—	—	—

Net loss	$(240,502)	$(13,721)	$(26,617)	$(64,410)	$(124,377)	$(70,921)	$(204,751)	$(102,029)

Basic and diluted net loss per share	$(7.88)	$(0.45)	$(0.87)	$(2.09)	$(3.85)	$(2.18)	$(6.38)	$(3.36)

Shares used in computing basic and diluted net loss per share	30,517	30,627	30,697	30,781	32,330	32,503	32,072	30,403

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 200
Revenues	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%
Cost of revenues	29.2	29.2	25.8	24.2	25.2	20.8	28.6	32.0

Gross profit	70.8	70.8	74.2	75.8	74.8	79.2	71.4	68.0
Operating expenses:
Product development	28.4	28.6	24.9	21.8	25.3	20.7	27.4	25.3
Sales, general and administrative	81.8	68.2	58.3	56.0	77.6	62.1	83.8	72.9
Amortization of goodwill	—	—	—	5.7	126.2	105.7	154.8	161.6
Amortization of other intangible assets	17.8	17.3	9.3	—	11.0	10.3	20.7	16.1
Impairment of goodwill	—	—	—	155.2	—	—	282.1	27.3
Impairment of other intangible assets	—	—	46.1	13.3	—	—	17.8	—
Acquisition and related charges	—	—	—	—	1.9	0.2	(13.6)	—
Other charges	(0.2)	2.6	0.1	9.3	(0.1)	0.4	5.0	30.9
Restructuring charges	—	—	3.1	2.1	3.7	(0.1)	41.6	6.3

Total operating expenses	127.9	116.7	141.8	263.4	245.6	199.4	619.6	340.4

Loss from operations	(57.0)	(45.9)	(67.6)	(187.5)	(170.8)	(120.3)	(548.3)	(272.4)
Gain (loss) on investments	(51.0)	(1.0)	(16.5)	5.1	(102.2)	(27.7)	(80.9)	(62.8)
Other income, net	6.3	6.0	5.1	4.6	12.8	9.0	11.4	9.7
Minority interest	—	—	—	—	—	—	—	—
Income tax expense	(0.4)	(0.3)	(0.3)	(0.3)	(0.1)	(0.3)	(1.7)	0.3
Cumulative effect of changes in accounting principle	(623.4)	—	—	—	(6.8)	—	—	—
Net loss	(725.6)%	(41.2)%	(79.3)%	(178.1)%	(267.1)%	(139.2)%	(619.5)%	(325.3)%

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the provisions of the Interpretation, but believe its adoption will not reasonably likely have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Our disclosure of guarantees is included in Note 9 of the Notes to Financial Statements. We believe that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on our financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into beginning in 2004. We are in the process of evaluating the impact of the Issue.

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

Interest Rate Risk.    We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2002, our short-term investment and long-term investment balances were $138.9 million and $651,000 respectively.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2002 through 2003 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts by expected maturity in U.S. dollars as of December 31, 2002 are as follows (in thousands, except percentages):

	2003	2004	Total	Fair Value
U.S. Government securities	$67,365	$100	$67,465	$68,011
Weighted average interest rate	2.63%	3.55%	2.63%
Corporate notes and bonds	52,575	425	53,000	53,634
Weighted average interest rate	3.11%	2.99%	3.11%
Commercial Paper	25,186	—	25,186	25,150
Weighted average interest rate	1.62%	—	1.62%
Taxable municipal bonds	39,000	100	39,100	39,103
Weighted average interest rate	1.58%	2.00%	1.58%
Certificate of Deposit	21,000	—	21,000	20,999
Weighted average interest rate	2.07%	—	2.07%	—

Cash equivalents and marketable fixed-income securities	$205,126	$625	$205,751	$206,897

Equity Investment Risk.    We have invested in equity instruments of public and privately held technology companies for business and strategic purposes. These investments are recorded as long-term assets. For the privately held investments, our policy is to regularly review the valuation of the company and assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. If the carrying value of the privately held investment has decreased, an other-than-temporary decline in market value is deemed to have occurred and an impairment on the investment is recorded in the statement of operations. For our publicly held investments, we are subject to significant fluctuations in fair market value due to the volatility of the stock market. Changes in fair market value for our publicly-held investments are recorded as a component of other comprehensive income and do not effect net income until the securities are sold and a realized gain or loss is incurred or if an other-than-temporary decline in market value has occurred and an impairment on the investment is recorded. During 2000 and the first quarter of 2001, a portion of our public and private investments were held in the InfoSpace Venture Fund. Changes in fair market value for investments held by the Venture Fund, prior to dissolution as of March 31, 2001, were recorded through the statement of operations and had material effects on net income in 2000 and 2001. The closure of the Venture Fund in the first quarter of 2001 affected the accounting for these investments as they reverted back to InfoSpace and the accounting for gains and losses are as noted above. As of January 1, 2001, changes in the market value of warrants that qualify as derivatives are recorded through the Statement of Operations. We recorded a charge of $3.2 million as of January 1, 2001 to adopt SFAS No. 133, which requires that these warrants be presented at fair value, and recorded additional charges of $5.4 million during 2001 and $548,000 during 2002 for further declines in the fair value of warrants held.

As of December 31, 2002, the fair value of our publicly held and privately held equity investments was $7.1 million and $18.7 million, respectively. Included in the December 31, 2002 investment balance is $6.8 million of warrant investments. All of these investments are in companies involved in Internet-related businesses and their fair values are subject to significant fluctuations due to changes in general economic conditions. The fair values of our publicly held investments are also subject to fluctuations in the stock market. Based on the fair value of the publicly traded securities that we held at December 31, 2002, an assumed 25% adverse change to market prices would result in a corresponding decline in the total fair value of approximately $1.8 million.

Foreign Currency Risk:    Our earnings and cash flows are subject to fluctuations due to changes in the exchange rates of the principal currency of countries that we operate in (the United Kingdom, the Netherlands, Canada and Australia) versus the U.S. dollar. We are exposed to these exchange rate fluctuations as the financial results of our non-U.S. based subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact our results. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in stockholders’ equity. We do not currently use derivative instruments to manage our exposure to changes in foreign currency exchange rates as this exposure has had a minimal impact on our past financial results, and we do not expect this exposure to have a material effect on our future results.

ITEM 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001 and SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 14, 2003

(March 27, 2003 as to Note 8)

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$136,672	$118,561
Short-term investments, available-for-sale	138,895	80,319
Accounts receivable, net of allowance of $1,178 and $3,840	21,027	16,305
Notes and other receivables, net of allowance of $12,235 and $9,350	6,442	13,983
Payroll tax receivable	13,214	13,214
Prepaid expenses and other assets	2,921	8,239

Total current assets	319,171	250,621
Long-term investments, available-for-sale	651	94,891
Property and equipment, net	26,252	39,443
Other long-term assets	659	1,403
Other investments	25,836	47,087
Goodwill	97,844	356,476
Other intangible assets, net	10,983	47,084

Total assets	$481,396	$837,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,688	$9,139
Accrued expenses and other current liabilities	18,086	25,791
Deferred revenue	9,169	15,794

Total current liabilities	31,943	50,724
Long-term deferred revenue	1,317	3,693

Total liabilities	33,260	54,417
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 30,957,371 and 30,778,930 shares	3	3
Additional paid-in capital	1,704,123	1,702,550
Accumulated deficit	(1,255,975)	(910,725)
Deferred expense—warrants	(39)	(680)
Unearned compensation	(543)	(7,881)
Accumulated other comprehensive income (loss)	567	(679)

Total stockholders’ equity	448,136	782,588

Total liabilities and stockholders’ equity	$481,396	$837,005

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues (including related party revenues of $2,002, $31,372 and $32,095)	$136,142	$161,921	$214,530
Cost of revenues	36,781	41,841	35,627

Gross profit	99,361	120,080	178,903
Operating expenses:
Product development	35,195	39,341	40,624
Sales, general and administrative	89,602	118,333	131,081
Impairment of goodwill	56,104	101,789	8,565
Impairment of other intangible assets	20,281	5,940	387
Amortization of goodwill	—	213,384	154,274
Amortization of other intangible assets	16,875	23,330	17,062
Acquisition and related charges	—	(3,504)	123,998
Other charges	4,167	11,505	4,732
Restructuring charges	1,814	17,392	2,322

Total operating expenses	224,038	527,510	483,045

Loss from operations	(124,677)	(407,430)	(304,142)
Loss on investments, net	(20,940)	(108,158)	(588)
Other income, net	7,416	17,361	27,682

Loss from operations before income tax expense, minority interest and cumulative effect of changes in accounting principle	(138,201)	(498,227)	(277,048)
Minority interest	—	(17)	(3,171)
Income tax expense	(430)	(664)	(137)

Loss from operations before cumulative effect of changes in accounting principle	(138,631)	(498,908)	(280,356)
Cumulative effect of changes in accounting principle	(206,619)	(3,171)	(2,056)

Net loss	$(345,250)	$(502,079)	$(282,412)

Basic and diluted net loss per share:
Net loss per share before cumulative effect of changes in accounting principle	$(4.52)	$(15.68)	$(9.21)
Cumulative effect of changes in accounting principle	(6.74)	(0.10)	(0.07)

Net loss per share	$(11.26)	$(15.78)	$(9.28)

Shares used in computing basic and diluted net loss per share	30,656	31,822	30,448

Other comprehensive loss:
Net loss	$(345,250)	$(502,079)	$(282,412)
Foreign currency translation adjustment	1,923	(2,116)	(316)
Unrealized gain (loss) on equity investments	(1,214)	17,469	(95,279)

Comprehensive loss	$(344,541)	$(486,726)	$(378,007)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Common Stock		Paid-In Capital	Accumulated deficit	Deferred Expense-warrants	Unearned compensation	Accumulated other comprehensive income	Total

	Shares	Amount
Balance, January 1, 2000	28,341	$3	$959,517	$(126,234)	$(2,311)	$(1,518)	$79,563	$909,020
Common stock issued	2	—	9,912	—	—	—	—	9,912
Common stock issued for acquisitions	1,485	—	573,019	—	—	—	—	573,019
Common stock issued for stock options	1,406	—	27,770	—	—	—	—	27,770
Common stock issued for warrants, exchange and preferred shares	427	—	9,841	—	—	—	—	9,841
Common stock issued for employee stock purchase plan	6	—	1,512	—	—	—	—	1,512
Unearned compensation—stock options	—	—	1,695	—	—	(1,695)	—	—
Compensation expense	—	—	—	—	—	1,713	—	1,713
Non-qualified stock option tax benefit	—	—	10,089	—	—	—	—	10,089
Deferred expense—warrants	—	—	2,887	—	(2,887)	—	—	—
Warrant expense	—	—	—	—	3,703	—	—	3,703
Unrealized loss on equity investments	—	—	—	—	—	—	(95,279)	(95,279)
Foreign currency translation adjustment	—	—	—	—	—	—	(316)	(316)
Net loss	—	—	—	(282,412)	—	—	—	(282,412)

Balance, December 31, 2000	31,667	3	1,596,242	(408,646)	(1,495)	(1,500)	(16,032)	1,168,572
Common stock issued for acquisitions	374	—	110,121	—	—	—	—	110,121
Common stock issued for stock options and/or restricted stock	882	—	8,037	—	—	—	—	8,037
Common stock issued for employee stock purchase plan	50	—	1,563	—	—	—	—	1,563
Common stock repurchased and/or retired	(2,194)	—	(23,196)	—	—	—	—	(23,196)
Unearned compensation—stock options/restricted stock	—	—	9,783	—	—	(9,783)	—	—
Compensation expense	—	—	—	—	—	3,402	—	3,402
Warrant expense	—	—	—	—	815	—	—	815
Unrealized gain on equity investments	—	—	—	—	—	—	17,469	17,469
Foreign currency translation adjustment	—	—	—	—	—	—	(2,116)	(2,116)
Net loss	—	—	—	(502,079)	—	—	—	(502,079)

Balance, December 31, 2001	30,779	3	$1,702,550	$(910,725)	$(680)	$(7,881)	$(679)	$782,588
Common stock issued for acquisitions	106	—	1,895	—	—	—	—	1,895
Common stock issued for stock options and/or restricted stock	51	—	166	—	—	—	—	166
Common stock issued for employee stock purchase plan	89	—	769	—	—	—	—	769
Common stock repurchased and/or retired	(68)	—	—	—	—	—	—	—
Unearned compensation—stock options/restricted stock	—	—	(1,257)	—	—	1,257	—	—
Compensation expense	—	—	—	—	—	6,081	—	6,081
Warrant expense	—	—	—	—	641	—	—	641
Unrealized gain (loss) on equity investments	—	—	—	—	—	—	(1,214)	(1,214)
Realized loss on foreign currency	—	—	—	—	—	—	537	537
Foreign currency translation adjustment	—	—	—	—	—	—	1,923	1,923
Net loss	—	—	—	(345,250)	—	—	—	(345,250)

Balance, December 31, 2002	30,957	$3	$1,704,123	$(1,255,975)	$(39)	$(543)	$567	$448,136

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Operating Activities:
Net loss	$(345,250)	$(502,079)	$(282,412)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	35,939	256,067	183,526
Impairment of goodwill and other intangible assets	76,385	107,729	8,952
Warrant and stock-related revenue	(2,442)	(14,024)	(22,075)
Warrant expense	641	815	3,703
Stock-based compensation expense	6,081	3,402	1,713
Minority interest in venture fund	—	(17)	3,171
Loss on disposal of fixed assets	849	323	324
Loss and impairment on investments	20,940	108,157	858
Bad debt (recovery) expense	(833)	4,395	7,376
Restructuring charges	1,327	12,283
Write-off of in-process research and development	—	600	80,100
Other charges	3,457	9,352	—
Business acquisition costs	—	—	43,898
Cumulative effect of changes in accounting principle	206,619	3,171	2,056
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combinations:
Accounts receivable	(3,756)	12,887	(28,762)
Other receivable	2,280	(16,947)	7,832
Prepaid expenses and other current assets	4,652	4,161	261
Other long-term assets	744	2,394	(782)
Accounts payable	(4,451)	3,713	2,495
Accrued expenses and other current liabilities	(7,720)	(19,929)	(14,572)
Deferred revenue	(6,258)	(17,426)	19,116

Net cash (used) provided by operating activities	(10,796)	(40,973)	16,778
Investing Activities:
Business and asset acquisitions, net of cash acquired	(2,430)	(16,586)	(45,680)
Minority interest contribution (purchase) in venture fund	—	(16,365)	16,365
Asset sale	—	2,707	—
Purchase of intangible asset	(100)	—	—
Notes receivable	1,955	100	(20,850)
Purchase of other investments	—	(10,971)	(41,270)
Purchase of property and equipment	(5,806)	(12,007)	(44,370)
Short and long-term investments	34,353	75,005	130,244

Net cash provided (used) by investing activities	27,972	21,883	(5,561)
Financing Activities:
Proceeds from stock options and warrants	769	8,036	37,471
Proceeds from issuance of stock through employee stock purchase plan	166	1,563	1,512
Payment for repurchase of common stock	—	(22,786)	(24)
Payments on debt assumed from acquisitions	—	(3,075)	(613)

Net cash provided (used) by financing activities	935	(16,262)	38,346

Net increase (decrease) in cash and cash equivalents	18,111	(35,352)	49,563
Cash and cash equivalents, beginning of period	118,561	153,913	104,350

Cash and cash equivalents, end of period	$136,672	$118,561	$153,913

Supplemental Disclosure of Noncash Financing and Investing Activities:
Acquisitions from purchase transactions: Stock issued	$1,895	$92,473	$572,938
Net assets (liabilities) acquired (assumed)	1,910	(2,731)	(21,877)
Common stock received for employee note receivable	—	410	—
Compensation expense for Prio warrants	—	—	2,888
Cash paid for:
Income taxes for foreign operations	472	475	367

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

Note 1:    Summary of Significant Accounting Policies

Description of the business:    InfoSpace, Inc. (the Company or InfoSpace) develops and delivers a wireless and Internet platform of software and application services to a broad range of customers that span each of our wireline, merchant and wireless business units.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation:    The InfoSpace Venture Fund 2000, LLC (the Venture Fund) was in existence from January 1, 2000 through March 31, 2001. The Venture Fund’s financial statements are consolidated in the Company’s financial statements, as the Company held the majority interest in the Venture Fund through March 31, 2001. In accordance with accounting for investment companies, the Venture Fund accounted for its investments at fair value, which is carried forward in consolidation pursuant to Emerging Issues Task Force (EITF) Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Business combinations:    Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition. The valuation of the shares issued is based on a seven-day stock price average using the measurement date and three days prior to and after this date. If the company issued a public announcement of the acquisition, the measurement date is the date of such announcement. If the purchase consideration is based on a formula, the measurement date is based on the requirements in EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. If no public announcement was made and a formula is not used in determining the purchase consideration, then the measurement date is the date of purchase.

Prior to June 30, 2001, business combinations accounted for under the pooling-of-interests method of accounting include the financial position and results of operations as if the acquired company had been a wholly owned subsidiary since inception. In such cases, the assets, liabilities and stockholders’ equity of the acquired entity were combined with the Company’s respective amounts at their recorded values. The equity of the acquired entity is reflected on an as-if-converted basis to InfoSpace equity at the time of issuance. Prior period financial statements have been recast to give effect to the pooling-of-interests mergers with Go2Net and Prio. Certain reclassifications have been made to the financial statements of the pooled entities to conform to the Company’s presentation.

Cash and cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company has pledged a portion of its cash and cash equivalents as collateral for certain of its facility leases. On December 31, 2002, the total amount of collateral pledged under these agreements was approximately $5.4 million, which consists of $4.5 million of standby letters of credit, $546,000 of certificates of deposit and $342,000 of bank guaranty. Included in cash and cash equivalents at December 31, 2002 is $3.7 million of cash collected on behalf of merchants utilizing the Company’s electronic check (“eCheck”) application services, in anticipation of funding under contractual terms. The held funds are included in Cash and cash equivalents and Other current liabilities on the Company’s consolidated balance sheet. In addition, the Company has guaranteed up to $6.0 million of monthly processing volume to the originating depository financial institutions related to the Company’s eCheck application services (Note 8).

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. All debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered short-term investments. Investments maturing after twelve months from the balance sheet date are considered long-term. The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2002 and 2001, the Company’s short-term and long-term investments are classified as available-for-sale and are reported at their fair market value.

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years – 3.5 years
Internally developed software	3 years – 5 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company has capitalized certain internal use software development costs in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs capitalized primarily consist of employee salaries and benefits allocated on a project or product basis. The Company capitalized approximately $2.3 million, $2.6 million and $279,000 of internal-use software costs during the years ended December 31, 2002, 2001 and 2000, respectively.

Valuation of goodwill and intangible assets:    As discussed below, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002 and performed an impairment test of goodwill and indefinite-lived intangible assets as of that date. In accordance with the provisions of SFAS No. 142, management also evaluates goodwill and other intangible assets at least annually to determine whether there has been any impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. Prior to the adoption of SFAS No. 142 and SFAS No. 144, management evaluated goodwill and intangible assets for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121, which was superseded by SFAS No. 144, required that, when assets were being tested for recoverability and those assets were acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction was to be included as part of the asset grouping in determining recoverability. As a result, the Company recorded impairments of goodwill in 2000 and 2001 related to impairment of long-lived assets from previous acquisitions, as further discussed in Note 5. Impairment losses related to goodwill and other intangible assets recognized in the years ended December 31, 2002, 2001 and 2000, respectively, are as follows (in thousands):

	2002	2001	2000
Impairment of goodwill	$56,104	$101,789	$8,565
Impairment of goodwill recorded as cumulative effect of change in accounting principle under adoption of SFAS No. 142	206,619
Impairment of other intangible assets	20,281	5,940	387

Total impairments	$283,004	$107,729	$8,952

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Other investments:    The Company has invested in equity investments of public and privately-held companies for business and strategic purposes. These investments are included in long-term assets. Investments in companies whose securities are not publicly traded are recorded at cost. Investments in companies, whose securities are publicly traded, are recorded at fair value, with unrealized gains or losses recorded in accumulated other comprehensive income in the Company’s stockholders’ equity. Warrants held by the Company to purchase equity securities are included in other investments at their fair value with changes in fair value recorded as gains or losses on investments in the Statement of Operations.

Realized gains or losses are recorded based on the identified specific cost of the investment sold. Investments held by the Venture Fund were recorded at their fair value prior to the Venture Fund’s dissolution on March 31, 2001. Realized and unrealized gains or losses on the investments held by the Venture Fund were recorded as gains or losses on investments in the statement of operations.

The Company periodically evaluates whether the decline in fair value of other investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and accounting. For investments with publicly quoted market prices, the Company compares the market price to the Company’s accounting basis and, if the quoted market price is less than the Company’s accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other-than-temporary, such as the financial condition, results of operations and operating trends for the investee company. The Company also reviews publicly available information regarding the investee companies, including reports from investment analysts. The Company also evaluates whether: 1) the Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the Company’s private investees the annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

Stock-based compensation:    In accordance with Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, unearned compensation includes the unamortized intrinsic value of vested and unvested options assumed in acquisitions since July 1, 2000. In addition, unearned compensation includes the unamortized compensation expense from the Company’s restricted stock grant in December 2001 (Note 6). The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. For options assumed in acquisitions, the Company measures the value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the options granted based on the quoted price of the Company’s common stock at the date the options are assumed. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value for assumed options and restricted stock is recognized as an expense and amortized using the accelerated amortization method prescribed in FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recognized $6.1 million, $3.4 million and $1.7 million in compensation expense related to stock options and restricted stock grants for the years ended December 31, 2002, 2001 and 2000, respectively.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The Company’s stock-based compensation plans are more fully described in Note 6. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted that are priced at the fair market value of the Company’s stock at the date of grant.

To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted: risk-free interest rate of 5.71% for the 2000 grants; 3.07% to 4.38% for the 2001 grants and 1.89% to 3.47% for the 2002 grants, expected dividend yield of 0% for all periods; volatility of 134% to 289% for the 2000 grants and 136% for the 2001 grants and 111% and 123% for 2002 grants; and an expected life of three to five years.

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net losses for the years ended December 31, 2002, 2001 and 2000 would have been as follows (amounts in thousands, except per share data):

	2002	2001	2000
Net loss applicable to common stockholders as reported	$(345,250)	$(502,079)	$(282,412)
Stock based compensation, as reported	6,081	3,403	1,712
Total stock based compensation determined under fair value based method for all awards	(79,424)	(82,983)	(536,413)

Adjusted net loss, fair value method for all stock based awards	$(418,593)	$(581,659)	$(817,113)

Basic and diluted net loss per share, as reported	$(11.26)	$(15.78)	$(9.28)
Basic and diluted net loss per share, SFAS No. 123 adjusted	$(13.65)	$(18.28)	$(26.84)

Deferred expense-warrants:    Deferred expense-warrants represents the fair value of the warrants that were issued to America Online, Inc. (AOL) (Note 6) and is expensed ratably over the four-year vesting period. The amortization of deferred warrant expense is charged to sales, general and administrative expense.

Revenue recognition:    The Company’s revenues are derived from its products and application services delivered to a broad range of customers that span each of its business units including wireline, merchant and wireless. Multi-element revenue agreements are recognized based on the evidence of fair value of individual components or as one element if no evidence exists. The Company records deferred revenue for amounts received from customers in advance of the performance of services. The Company generates revenues from licensing fees, usage fees, payment transaction fees, per query fees, subscription fees, advertising and development and integration fees.

Licensing fees:    Licensing fees are generated from the development of customized, private label versions of one or more of the Company’s services and by providing access to and utilization of the Company’s products and application services. Because the Company’s customers do not have the contractual right to take possession of the Company’s software, these contracts are considered service agreements pursuant to EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. License fee revenue is recognized ratably over the term of the agreement.

Usage fees:    Licensing fees may include a minimum number of users or usages by users. In those cases that do not have minimums, or when the minimums are exceeded, per subscriber or per message usage fees are generated. Usage fees are recognized in the period the minimums are exceeded and/or the usage occurs.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Payment transaction fees:    Transaction fees are generated as a percentage of the completed transaction from the Company’s payment gateway and shopping services. Transaction fees are recognized in the period the transaction occurs.

Per Query Fees:    Per query fees are generated when a user generates a query to one of our services or to a private-labeled service. Per query fees are recognized in the period the query occurs. Certain of the Company’s query-based agreements contain maximum number of queries for which the customer will pay during a specified period of time in addition to a per query rate. In such circumstances, the Company records as revenue the lesser of the amount that would be recorded based on the per query fee or the amount that would be recognized if the maximum amount payable for the specified time period were recognized on a straight-line basis over the period. Under certain of our agreements we are paid a revenue share based on the revenues earned by our customers from the queries to our services.

Subscription fees:    Subscription fees are generated from our Internet hosting service and from subscriptions to our real time stock analysis tools. Subscription fees are recognized in the period the services are provided.

Advertising:    Revenues from contracts based on the number of impressions displayed or click throughs provided are recognized as services are rendered. In some cases, the Company shares revenues that it earns from advertising with content providers and customers with co-branded Web pages. Some of the Company’s arrangements provide for an equal sharing of revenue from advertising sold by customers with co-branded Web pages after deducting selling costs. In cases where the customer is responsible for the sale of advertising under a revenue sharing arrangement and the Company receives only a net amount from the customer, the Company records the net amount received as revenue. In cases where the Company acts as a principal and is responsible for the sale of advertising, it records the gross amount earned as revenue.

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

Also included in revenues are revenues generated from non-cash transactions. Revenue is recognized when the Company completes all of its obligations under the agreement. In accordance with EITF Issue No. 99-17 Accounting for Advertising Barter Transactions, which generally relate to the exchange of advertising, the Company records a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. Barter revenue is recorded based on comparable cash transactions. The Company recognized $243,000, $14.0 million and $9.8 million as revenue from barter agreements for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also recognizes revenue associated with providing services in exchange for warrants. Some of these warrants were received in connection with business agreements whereby the Company provides products and application services to the issuers. Other agreements contain provisions that require the Company to meet specific performance criteria in order for the warrants to vest. When the company meets its performance obligations, revenue is recorded equal to the fair value of the warrant. If no future performance is required and the warrant is fully vested, the Company recognizes the revenue on a straight-line basis over the contract term. For warrants that vest over a period of time, the Company measures the fair value of the equity instruments using the stock price and other measurement assumptions including a review of current financial information and recent rounds of financing, on the earlier of (i) the date the terms of the warrant compensation arrangement and a

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

commitment for performance is reached or (ii) the date at which the Company’s performance to earn the warrants is complete (vesting date). At December 31, 2002, deferred revenue included $135,000 from the unamortized portion of fully vested warrants.

Cost of revenues:    Cost of revenues consists of expenses associated with the delivery, maintenance and support of the Company’s products and application services, including direct personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees.

Product development expenses:    Product development expenses consist principally of personnel costs for research, design, maintenance and on-going enhancements of the products and application services.

Sales, general and administrative expenses:    Sales, general and administrative expenses consist primarily of salaries and related benefits for sales, general and administrative personnel, advertising and promotion expenses, carriage fees, professional service fees, occupancy and general office expenses and travel expenses for sales and management personnel.

Advertising costs:    Costs for print advertising are recorded as expense when the advertisement appears. Advertising costs related to electronic impressions are recorded as expense as impressions are provided. Cash advertising expense totaled approximately $179,000, $645,000 and $5.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company recorded approximately $1.1 million, $13.2 million and $8.7 million in non-cash advertising expense relating to barter arrangements for the years ended December 31, 2002, 2001 and 2000, respectively.

Acquisition and related charges:    Acquisition and related charges consist of in-process research and development for acquisitions accounted for under the purchase method and charges related directly to the acquisitions, such as investment banking, legal and accounting fees, for acquisitions accounted for under the pooling method prior to July 1, 2001.

Other charges:    Other charges consist of costs and/or charges that are not directly associated with other operating expense classifications. Other charges in the year ended December 31, 2002 of $4.2 million includes an allowance for notes receivable and employee loans of $3.4 million, and $756,000 for the settlement of two litigation matters. Other charges in the year ended December 31, 2001 of $11.6 million includes an allowance for notes receivable and employee loans in the amount of $10.6 million, settlement charges on seven litigation matters of $2.4 million, and $848,000 for prepaid licensing fees for software no longer being utilized. These amounts are partially offset by a reduction of $2.4 million to the estimated liability for past overtime worked (Note 8). Other charges in the year ended December 31, 2000 includes settlement charges on two litigation matters of $1.7 million and $3.0 million for an estimated liability for past overtime worked (Note 8).

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Cumulative effect of change in accounting principles:    Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141, Business Combinations, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. In accordance with SFAS No. 142, the Company evaluated the classification of its intangible assets using the criteria of SFAS No. 141, which resulted in $1.0 million of intangible assets (comprised entirely of assembled workforce intangibles) being classified as goodwill on January 1, 2002.

SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. Prior to adoption of SFAS No. 142, the Company evaluated its intangible assets for impairment based on SFAS No. 121, Accounting for the Impairment of Long-Lived Assets (Note 5). The Company evaluated its other intangible assets, including core technology, customer lists, and other intangible assets, and determined that these assets have definite lives. These are classified on the Company’s consolidated balance sheets as Other intangible assets, net and are amortized over an estimated life of two to five years.

As of December 31, 2002, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, was $212,000. This amount is grouped with Goodwill on the Company’s consolidated balance sheet as of December 31, 2002.

The Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on an independent valuation of the Company’s reporting units as of January 1, 2002 using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation during the fourth quarter of 2002 and recorded a non-cash charge of $56.1 million based upon an independent valuation.

The following table provides information about activity in goodwill by reporting unit for the period from December 31, 2001 to December 31, 2002 (in thousands):

	Wireline	Merchant	Wireless	Total
Goodwill as of December 31, 2001	$66,404	$94,726	$195,346	$356,476
Assembled workforce reclassification	80	99	832	1,011
Domain name and trademark reclassifications	89	62	61	212
Cumulative effect of adopting SFAS No. 142	(66,484)	—	(140,135)	(206,619)

Goodwill as of January 1, 2002	89	94,887	56,104	151,080
Goodwill associated with eCash acquisition	—	2,768	—	2,768
Purchase of indefinite lived intangible asset	100	—	—	100
Impairment of goodwill (Note 5)	—	—	(56,104)	(56,104)

Goodwill as of December 31, 2002	$189	$97,655	$—	$97,844

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share data):

	For the year ended December 31,
	2002	2001	2000
Net loss:
Reported net loss	$(345,250)	$(502,079)	$(282,412)
Cumulative effect of change in accounting principle	206,619	—	—
Goodwill amortization	—	213,384	154,274

Adjusted net loss	$(138,631)	$(288,695)	$(128,138)

Basic and diluted net loss per share:
Reported net loss per share	$(11.26)	$(15.78)	$(9.28)
Cumulative effect of change in accounting principle	6.74	—	—
Goodwill amortization	—	6.71	5.07

Adjusted basic and diluted net loss per share	$(4.52)	$(9.07)	$(4.21)

Other intangible assets consisted of the following (in thousands):

	December 31, 2002			December 31, 2001
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Domain names and trademarks	$—	$—	$—	$600	$(387)	$213
Assembled workforce	—	—	—	1,887	(876)	1,011
Core technology	32,878	(29,024)	3,854	61,074	(32,828)	28,246
Customer lists	8,587	(4,791)	3,796	16,700	(5,753)	10,947
Other	6,667	(3,334)	3,333	6,667	—	6,667

Total	$48,132	$(37,149)	$10,983	$86,928	$(39,844)	$47,084

Amortization of other intangible assets is expected to be approximately $6.5 million, $3.1 million, $1.0 million, $328,000 and $55,000 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

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

On January 1, 2000, the Company adopted SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Prior to January 1, 2000, the Company recorded revenues from customers

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

for development fees, implementation fees and/or integration fees when the service was completed. If this revenue were recognized on a straight-lined basis over the term of the related service agreements, in accordance with SAB No. 101, the Company would have deferred revenue of $2.1 million as of January 1, 2000 originally recorded in prior years. In accordance with SAB No. 101, the Company recorded a cumulative effect of change in accounting principle of $2.1 million. The Company recognized $100,000 and $2.0 million in revenue in the year ended December 31, 2001 and the year ended December 31, 2000, respectively, related to this deferred revenue.

Pro forma amounts assuming SAB No. 101 was applied retroactively to the year ended December 31, 2000, would have been a net loss of $280.4 million and a net loss per share of $9.21.

Net loss per share:    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants and upon employees’ vesting in restricted stock grants (using the treasury stock method). Potentially dilutive shares are excluded from the computation if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options, restricted stock and warrants outstanding during each of the periods presented, as discussed in Note 6, were included in the computation of diluted loss per share as they were antidilutive. Options, restricted stock and warrants to purchase a total of 7,227,434, 8,321,766 and 8,629,008 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Concentration of credit risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and trade receivables. These instruments are generally unsecured and uninsured. The Company places its cash equivalents and investments with major financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a wide variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. For the year ended December 31, 2002, one customer of the wireline business unit and another customer of the wireline, wireless and merchant business units each accounted for approximately 19% of total revenues. For the years ended December 31, 2001 and 2000, no one customer accounted for more than 10% of revenues. At December 31, 2002, one customer accounted for 21% of accounts receivable, and another customer accounted for approximately 10% of accounts receivable. At December 31, 2001, one customer accounted for 18% of accounts receivable and another customer accounted for approximately 12% of accounts receivable.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

Reclassification:    Certain reclassifications have been made to the 2001 and 2000 balances to conform to the 2002 presentation.

Stock splits:    A two-for-one stock split of the Company’s common stock was effected in May 1999. A second two-for-one stock split of the Company’s common stock was effected in January 2000. A third two-for-one stock split of the Company’s common stock was effected in April 2000. A one-for-ten reverse stock split was effected in September 2002 (Note 6). All references in the financial statements to shares, share prices, per share amounts and stock option plans have been adjusted retroactively for these stock splits.

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

Recent accounting pronouncements:

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of FIN 46, but believes its adoption will not reasonably likely have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. This Statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 8 of the Notes to Financial Statements. The Company believes that adoption of the recognition and measurement provisions of FIN 45 will not have a material impact on its financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into beginning in 2004. The Company is in the process of evaluating the impact of the Issue.

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

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Impairment of long-lived assets in 2002 have been recorded under the provisions of SFAS No. 144.

Note 2:    Balance Sheet Components

Short-term and long-term investments classified as available-for-sale at December 31, 2002 and 2001 consist of the following, stated at fair market value (in thousands):

	December 31,
	2002	2001
Corporate notes and bonds	$50,534	$102,231
U.S. Government securities	67,910	58,279
Taxable municipal bonds	103	4,200
Certificate of deposit	20,999	10,500

	$139,546	$175,210

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Maturity information is as follows for investments classified as available-for-sale at December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$138,420	$476	$(1)	$138,895
1 year through 2 years	651	—	—	651

Total	$139,071	476	(1)	$139,546

At December 31, 2001, gross unrealized gains were $1.8 million and gross unrealized losses were $59,000.

	December 31,
	2002	2001
Property and equipment:
Computer equipment and data center	$35,361	$38,003
Purchased software	13,135	11,813
Internally developed software	4,654	3,381
Office equipment	2,264	2,157
Office furniture	4,101	4,356
Leasehold improvements and other	7,351	11,635

	66,866	71,345
Accumulated depreciation	(40,850)	(32,461)

	26,016	38,884
Fixed assets in progress	236	559

	$26,252	$39,443

Accrued expenses and other current liabilities:
Salaries and related expenses	$4,168	$4,820
Accrued legal and other consulting expenses	3,611	3,272
Accrued carriage fees	1,110	701
Accrued revenue share	1,805	2,331
Accrued acquisition costs	270	1,680
Accrued merchant trust funds	2,516	1,665
Accrued facility obligations and sublessee deposits	1,407	7,028
Other	3,199	4,294

	$18,086	$25,791

Note 3:    Notes Receivable

From December 21, 1999 to February 29, 2000, the Company loaned Bernee D.L. Strom, a former officer of the Company, $10.0 million under full recourse notes. The promissory notes were due on December 16, 2001 and are now in default. Interest was accrued at the prime rate through the date the notes were due. The notes are secured by a pledge of 18,438 of the former officer’s shares of the Company’s common stock. The pledged shares were valued at $378,000 at December 31, 2001. The notes have full recourse against Ms. Strom’s personal

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

assets. A valuation allowance of $8.5 million was recorded on December 31, 2001, which represents the outstanding notes and interest due less the value of the secured shares and other known assets of Ms. Strom. The Company did not accrue any additional interest on these notes in 2002, as the collectibility of additional interest is uncertain. At December 31, 2001, accrued interest on these notes was $1.6 million. The Company sued Ms. Strom on January 30, 2002. Original counterclaims were served on the Company on April 12, 2002; after the Company moved to dismiss her counterclaims, Ms. Strom subsequently amended them on July 1, 2002. Ms. Strom is suing the Company for constructive termination in violation of various public policies; breach of contract; breach of the covenant of good faith and fair dealing; and promissory estoppel. The Company does have on file a full release and settlement agreement signed by Ms. Strom in December 1999. However, due to the inherent uncertainty of the litigation, the Company increased its valuation allowance by $3.1 million during the year ended December 31, 2002 to fully reserve all notes receivable and interest receivable due from Ms. Strom.

In October 2000, the Company loaned Russ Arun, the Company’s former chief technology officer, $4.0 million. The promissory note matured on December 31, 2001. The note was secured by a pledge of 200,000 shares of the Company’s common stock, valued at $410,000 on the date of maturity. The terms of the note provided, however, that if Mr. Arun remained employed by the Company through December 31, 2001, then the Company would require only the collateral securing the note for repayment. In the event that the collateral was insufficient to repay the note and accrued interest at maturity, and Mr. Arun had remained employed by the Company through the maturity date, then the Company would forgive the difference between the fair market value of the collateral and the principal plus accrued interest and make a cash distribution to Mr. Arun sufficient to cover his resulting tax liability from the forgiveness of the debt. Since Mr. Arun remained employed by the Company through the maturity date, the Company wrote off the entire amount of the note, plus accrued interest, less the value of the collateral on December 31, 2001. The Company paid the related tax liability in 2002. The Company recorded a charge of $1.5 million in 2001 and a charge of $3.1 million in 2000. The charges were recorded in sales, general and administrative expense on the Statement of Operations. No balance was outstanding at December 31, 2002 or 2001.

On December 22, 2000, the Company loaned Rick Thompson, a former officer of the Company, $1.4 million. The loan was not secured. The Company took legal action to ensure full repayment of this loan. On September 13, 2002, the Company received full repayment of the $1.4 million note as well as payment of $166,000 for interest. No balance was outstanding at December 31, 2002.

Note 4:    Loss on Investments

The Company has invested in equity instruments of public and privately-held technology companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. These investments are recorded as long-term assets. As of December 31, 2002, the Company’s publicly-held and privately-held investments were $7.1 million and $18.7 million, respectively. As of December 31, 2001, the Company’s publicly-held and privately-held investments were $8.7 million and $38.4 million, respectively. The Company recorded impairment charges totaling of $20.3 million, $100.9 million and $20.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to certain of its public and private investments for which declines in fair value below the Company’s accounting basis was determined to be other-than-temporary. The impairment charges are reflected in Loss on investments, net in the Statement of Operations.

The Company also holds warrants in public and privately-held companies for business and strategic purposes. Some of these warrant agreements were issued in conjunction with equity investments. Additionally, some were issued in conjunction with a business agreement and contain certain provisions that require the

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Company to meet specific performance criteria under the agreement in order for the warrants to vest. When the Company meets its performance obligations it records revenue equal to the fair value of the warrants. The fair value of each warrant is calculated using the Black Scholes options pricing model using a risk free interest rate applicable to the date of the warrant valuation, a zero percent dividend yield, the volatility in stock price of the company issuing the warrant, if available, or a peer group volatility if not available, and the life of the warrant. The Company recorded revenue in the amount of $2.4 million in 2002 for vesting in warrants and stock, resulting from the amortization of previously unearned deferred warrant revenue. The Company recorded revenue in the amount of $14.0 million in 2001 for vesting in warrants and stock, including $6.8 million from the amortization of previously unearned deferred warrant revenue. The Company recorded $22.1 million for vesting in performance warrants and stock for the year ended December 31, 2000. At December 31, 2002, the Company held warrants exercisable for shares of common stock in nine companies, five of which were public companies and the remainder were privately-held entities. As of December 31, 2002 and 2001, total warrant investments were $6.8 million and $7.8 million, respectively.

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

Loss on investments, net is comprised of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in thousands)
Gain on Venture Fund investments	$—	$880	$14,830
Gain (loss) on sale of investments	(104)	(2,688)	4,940
Other-than-temporary investment impairments	(20,288)	(100,918)	(20,358)
Decrease in fair value of warrants	(548)	(5,432)	—

	$(20,940)	$(108,158)	$(588)

Note 5:    Intangible Impairment

During the year ended December 31, 2002, the Company recorded impairment charges related to certain other intangible assets totaling $20.3 million, of which $18.8 million was recorded within the wireless business unit, with the remainder of $1.5 million recorded in the merchant business unit. The Company determined that it would not pursue the development of certain technologies acquired in the Saraide, Locus Dialogue and Privacy Bank

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

acquisitions. As a result of this decision, the Company sold certain assets of InfoSpace Speech Solutions (formerly Locus Dialogue) (Note 7) and recorded an impairment charge of $1.2 million for the write-off of this core technology. The Company also recorded an additional impairment charge totaling $13.7 million for the write-off of the core technology of Saraide and Privacy Bank for technology no longer in use and for which no future cash flows were expected. A decision was also made in 2002 to migrate the GiantBear customers to the Company’s wireless platform, from the GiantBear platform. This migration was completed in 2002, and the GiantBear infrastructure is no longer being used and there are no plans to utilize this technology in the future. Accordingly, the remaining balance of the un-amortized core technology acquired from GiantBear of $1.5 million was written off in the year ended December 31, 2002. The Company determined that the actual and forecasted revenue from the acquired Saraide and GiantBear customer lists were substantially less than forecasted at the time of acquisition. Many of these GiantBear contracts were subsequently cancelled post acquisition. As a result, the Company recorded an impairment charge of $3.9 million to writedown the value of the acquired customer lists to zero.

The Company conducted its annual impairment analysis for goodwill, and determined that the remaining value of its goodwill associated with the wireless business unit was fully impaired. Accordingly, the Company recorded a non-cash charge for the impairment of goodwill of $56.1 million. This amount was determined based on an independent valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

During the year ended December 31, 2001, the Company determined that it would not pursue development of technologies acquired in the acquisitions of Orchest, eComLive.Com, Saraide, boxLot, iJapan and Haggle Online due to changes in market factors and the Company’s business. The Company therefore recorded a goodwill impairment charge of $37.0 million and an other intangible asset impairment charge of $3.6 million to reduce the remaining book value of any core technology recorded in connection with these acquisitions, along with related goodwill amounts, to zero. The Company also incurred an impairment charge to goodwill of approximately $2.8 million during the year ended December 31, 2001. This charge was based on substantial declines in the acquired workforce, as employees acquired through these acquisitions left the Company, the Company recorded corresponding impairment charges to the assembled workforce intangible asset. As such, the Company determined the fair value of the remaining workforce intangible using the same assumptions used to estimate the fair value at the respective acquisition dates, and recorded a charge to reduce the related assembled workforce intangible assets to their estimated fair values as of December 31, 2001.

In connection with the 2001 sale of certain assets related to the Liaison enterprise solution business of InfoSpace Speech Solutions (formerly Locus Dialogue) (Note 7), the Company recorded an impairment of goodwill charge of $62.0 million and an impairment of other intangible asset charge of $2.3 million, reflecting an impairment in the assembled workforce, core technology intangible asset and related goodwill. Based on future estimated cash flows from the Liaison enterprise solution business assets, the Company wrote down the core technology and related goodwill to $500,000. The charge recorded during the year ended December 31, 2001 reduced the carrying amounts of these intangible assets to this estimated fair value as of the date of the asset sale.

The Company recorded an impairment charge on goodwill during 2000 of approximately $8.5 million. During 2000, the Company postponed indefinitely plans to launch its services in India. As a result of this decision, the Company recorded an impairment charge to write-off goodwill of $6.1 million from the acquisition of Zephyr Software, Inc. (Zephyr). The primary assets acquired from Zephyr were technology, knowledge of the Indian market by the two co-founders, access to scarce programming talent and the development center located in India. The technology acquired from Zephyr was abandoned as it has no future use or value to the Company and the Company has postponed indefinitely plans to launch its services in India. The goodwill impairment

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

charges in 2000 also included a goodwill impairment charge of $2.2 million related to the acquisition of Outpost Networks, Inc. (Outpost). The technology acquired from Outpost has been replaced with technology acquired in other acquisitions in 2000 and was no longer in use. The Company also recorded an impairment of other intangible assets of approximately $387,000 to write-off the remaining value of acquired core technology related to the Outpost acquisition.

Note 6:    Stockholders’ Equity

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

On July 3, 2002, the Company received a notice from the Nasdaq Stock Market that its stock had failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, and that the Company needed to comply with the requirements for continued listing within 90 calendar days from such notification or be delisted. On July 25, 2002, the Company’s board of directors approved a one-for-ten reverse stock split of its outstanding shares of common stock. The Company’s stockholders approved the reverse split at a special meeting held on September 12, 2002, and it was effective September 13, 2002. The number of post-split shares outstanding on September 13, 2002, was 30,928,805. On September 27, 2002, the Company was notified by the Nasdaq Stock Market that it had regained compliance with the minimum bid price rule and that Nasdaq considered the matter to be closed.

On July 19, 2002, the Company’s board of directors adopted a Stockholder’s Rights Plan. Under the plan, the Company issued a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on August 9, 2002. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $55.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Stockholder Rights Plan remains in place (or, with respect to Naveen Jain, a director of the Company, 25% or more of the Company’s common stock), then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of InfoSpace or shares of the third party acquirer, in each case having a value of twice the right’s then-current exercise price.

On September 10, 2001, the Company repurchased approximately 2.2 million shares of its common stock from Vulcan Ventures Inc. at a discounted purchase price of $10.50 per share in a privately negotiated block transaction. The closing price of the common stock on the date of purchase was $14.00. The Company retired the repurchased shares.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

On April 3, 2000, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized common stock to 900,000,000 shares.

The Board of Directors approved a two-for-one stock split of the Company’s common stock effected on January 5, 2000 and another two-for-one stock split was effected on April 6, 2000. Also, the Board of Directors approved a two-for-one split of the Company’s common stock effected on May 5, 1999.

Stock Incentive Plans:    The Company’s stock incentive plans provide employees (including officers and directors who are employees) of the Company an opportunity to purchase shares of stock pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), and employees, officers, directors, independent contractors and consultants of the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of the Code (nonqualified stock options). The plans also provide for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the plans authorize the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. The stock incentive plans are administered by the Compensation Committee, which is composed of non-employee directors.

The Company has one stock plan that was used for grants during 2002. Options granted under the Restated 1996 Flexible Stock Incentive Program (the 1996 Plan) typically vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis, and expire ten years from the date of grant. Effective February 22, 2003, the Compensation Committee reduced the life of all future grants to seven years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan. Restricted stock granted under the 1996 Plan vests over a 17-month period. As of December 31, 2002, 1,732,444 shares were available for grant of options or other equity incentives under the 1996 Plan.

In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the 2001 Plan), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period. Restricted stock granted under the 2001 Plan vests over a 17-month period, 16.7% two months from the date of grant and ratably thereafter on a quarterly basis. As of December 31, 2002, 854,189 shares were available for grant of options or issuance of restricted stock under the 2001 Plan.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 1,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. 988,733 shares of InfoSpace common stock remain available for grant of options under the Tandem Plan at December 31, 2002. The Company does not expect to make additional grants from this plan.

In addition to the plans described above, the Company has six option plans assumed through acquisitions by InfoSpace and Go2Net. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six years from the date of grant. As of December 31, 2002, 144,407 options were outstanding from these assumed plans. No options are available for grant from these plans. The Company also has nonqualified stock options that were issued outside of the other stock option plans in 1998. These options vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis and expire ten years from the date of grant. As of December 31, 2002, 4,771 options were outstanding from the options issued outside of the 1996 Plan, 2001 Plan and Tandem Plan.

Activity and pricing information regarding all options and restricted stock, excluding the Tandem Plan, are summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding, January 1, 2000	4,765,564	$99.96
Granted	4,196,775	336.48
Cancelled	(1,421,714)	259.64
Exercised	(1,336,976)	20.27

Outstanding, December 31, 2000	6,203,649	240.54
Granted	5,065,455	34.48
Cancelled	(4,333,084)	210.73
Exercised	(517,403)	15.40

Outstanding, December 31, 2001	6,418,617	116.20
Granted	2,235,629	9.51
Cancelled	(3,047,420)	180.71
Exercised	(227,768)	0.74

Outstanding December 31, 2002	5,379,058	$40.20

Options exercisable, December 31, 2002	2,306,869	$56.89

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding, January 1, 2000	—	—
Granted	655,870	$454.38
Cancelled	(67,620)	454.38
Exercised	—	—

Outstanding, December 31, 2000	588,250	454.38
Granted	—	—
Cancelled	(522,210)	454.38
Exercised	—	—

Outstanding December 31, 2001	66,040	454.38
Granted	—	—
Cancelled	(54,773)	454.38
Exercised	—	—

Outstanding December 31, 2002	11,267	454.38

Options exercisable, December 31, 2002	7,831	454.38

Information regarding stock option grants for all plans during the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price exceeds market price	201,700	30.14	$11.92	9,763	$289.66	$45.07	3,117	$305.49	$236.73
Exercise price equals market price	2,022,762	7.39	$4.87	4,457,338	$35.23	30.84	3,299,754	393.75	$300.72
Exercise price is less than market price	11,167	21.00	$12.21	598,354	$24.70	45.67	1,549,774	264.51	$443.11

Shares granted with an exercise price that exceeds the market price are generally the result of an acquisition. When a company is acquired, the Company assumes the stock options of employees that are retained from the acquired company. These acquired stock options are considered to be new grants by the Company and retain the original exercise price adjusted for the acquisition conversion ratio.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Additional information regarding options outstanding for all plans as of December 31, 2002, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – 4.40	253,350	2.99	$0.85	80,854	$0.28
$ 4.42 – 5.10	925,684	9.60	5.08	77,185	5.09
$ 5.20 – 9.20	661,021	9.85	9.02	121,167	9.17
$ 9.40 – 21.80	622,725	6.16	17.37	330,481	18.11
$ 21.90 – 28.10	112,085	7.56	23.79	45,047	24.30
$ 28.17 – 36.56	2,168,574	8.07	36.42	1,181,808	36.36
$ 38.00 – 351.25	553,062	6.66	123.96	411,255	116.50
$396.60 – 454.38	52,717	6.59	446.57	36,798	446.12
$454.60 – 585.63	19,407	5.85	527.20	14,335	526.47
$675.00 – 1,001.25	21,700	7.09	719.67	15,770	719.20

$ 0.00 – 1,001.25	5,390,325	7.91	$41.06	2,314,700	$58.24

Consultant Warrants:    In connection with the May and August 1998 private placements, the Company issued warrants to purchase 1,651,068 shares of common stock to five third-party participants for consulting services performed in identifying, structuring and negotiating future financings. These warrants can be exercised at any time until their expirations dates, which are between May 21, 2008 and August 6, 2008. The activity and additional information are as follows:

Outstanding, January 1, 2000	1,463,981
Exercised	(72,334)

Outstanding, December 31, 2000	1,391,647
Exercised	—

Outstanding, December 31, 2001	1,391,647
Exercised	—

Outstanding, December 31, 2002	1,391,647

Range of Exercise Prices	Number Outstanding
$2.50 – 5.00	746,092
$6.25 – 7.50	324,717
$12.50	320,838

AOL Warrants:    On August 24, 1998, the Company entered into agreements with America Online, Inc. (AOL) to provide white pages directory and classifieds information services to AOL. Pursuant to the white pages directory services agreement, the Company agreed to provide to AOL white pages listings and directory service. In connection with the agreements, the Company issued to AOL warrants to purchase up to 791,933 shares of common stock, which warrants vest in 16 equal quarterly installments over four years, conditioned on the delivery by AOL of a minimum number of searches each quarter on the Company’s white pages directory service. The warrants have an exercise price of $15.00 per share. The warrants were valued using the fair value

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

method, as required under SFAS No. 123. The fair value of the warrants was approximately $3,300,000 at the date of grant, and is being amortized ratably over the four-year vesting period. The underlying assumptions used to determine the value of the warrants are an expected life of six years and a 5.5% risk-free interest rate. AOL exercised no warrants in 2002 and 2001 and exercised 346,471 warrants in 2000. As of December 31, 2002, AOL had 445,462 unexercised warrants, all of which are fully vested.

INEX Warrants:    The Company assumed warrants to purchase 14,440 shares of the Company’s common stock as a result of the acquisition of INEX Corporation (Note 7). These warrants were issued to seven third-party INEX investors. Two of the third-party investors exercised 2,449 of the warrants in December 1999. The remaining 11,991 warrants were exercised during 2000.

Prio Warrants:    The Company assumed warrants to purchase 44,720 shares of the Company’s stock as a result of the acquisition of Prio, Inc. with an exercise price of $99.70 per share. The warrants were issued to a third-party investor in December 1998 in connection with a marketing agreement and were exercisable over a maximum of a 48-month period, based on achievement of performance milestones and other criteria as defined in the marketing agreement. In 1999, Prio recorded warrant expense for all the warrants issued of $17.7 million based on the fair value of these warrants using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 75%; contractual life of nine years; and risk-free interest rate of 6.37%. The compensation cost for the unvested warrants was remeasured when vesting occurred and additional warrant expense of $2.9 million was recognized in the year ended December 31, 2000. The compensation cost is reflected in sales, general and administrative expenses on the Statement of Operations. All of these warrants were exercised in 2000.

1998 Employee Stock Purchase Plan:    The Company adopted the 1998 Employee Stock Purchase Plan (the ESPP) in August 1998. The ESPP is intended to qualify under Section 423 of the Code, and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 5,548 shares issued for ESPP periods that ended in 2000, 49,992 shares issued for ESPP periods that ended in 2001 and 88,959 shares issued for the ESPP periods that ended in 2002.

Note 7:    Business Combinations and Asset Acquisitions

The following presents information regarding the Company’s business combinations and asset acquisitions for the years ended December 31, 2002, 2001 and 2000, including information about the allocation of purchase price from these transactions. Remaining goodwill balances recorded in these transactions have been tested for impairment in connection with the Company’s adoption of SFAS No. 142 and in connection with the Company’s ongoing assessments of impairment of goodwill under the provisions of SFAS No. 142, as discussed in Note 1, based on the allocation of goodwill amounts to the Company’s reporting units.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Fiscal Year 2002

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

Fiscal Year 2001

GiantBear, Inc:    On December 19, 2001, the Company acquired certain assets of GiantBear, Inc. (GiantBear), a wireless technology and service provider that enables wireless carriers to offer their subscribers access to content, data and mobile ecommerce through wireless devices, delivery channels and applications, for purchase consideration of $6.0 million plus acquisition expenses of $21,000. The acquisition was accounted for as a purchase.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

In the year ended December 31, 2002, the Company determined that the actual and forecasted revenue from the acquired GiantBear customer lists were substantially less than forecasted by GiantBear at the time of acquisition. Many of these contracts were subsequently cancelled by the Company post acquisition. As a result, the Company recorded an impairment charge of $607,000 to writedown the value of the acquired customer list to zero.

Excite.com:    On November 28, 2001, the Company acquired certain assets of Excite.com (Excite). The acquired assets included domain names, trademarks and user traffic associated with the Excite.com Web site. Concurrently, the Company announced an Internet services agreement with the Excite Network (formerly iWon). Total net consideration for the acquired assets was $6.7 million. Under the agreement after the first year certain assets would be transferred to the Excite Network, and these assets were transferred in 2003. After this transfer of assets, the Company still maintains the same search and directory components of the Excite Web site. The Excite Network is responsible for maintaining the look and feel of the Excite Web site. As the Company did not acquire all of the assets of the Excite portal which was a component of the At Home Corporation, and the Company had licensed certain of the acquired assets to the Excite Network, this acquisition was not classified as a purchase of a business. The acquired intangible assets are being amortized over two years.

Locus Dialogue, Inc.:    On January 1, 2001, the Company acquired all of the common stock of Locus Dialogue, Inc., (now called InfoSpace Speech Solutions) a developer of speech recognition-enabled applications, for purchase consideration of 511,423 shares, which included 25,318 restricted shares and 117,322 replacement stock options, of the Company’s common stock and acquisition expenses of $556,000. The valuation of shares issued of $234.60 per share was based on the seven-day stock price average for the period including November 6, 2000 and the three days before and after that date. The acquisition was accounted for as a purchase.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

The Company recorded $3.9 million of unearned compensation in conjunction with the acquisition of Locus Dialogue. $1.7 million of the unearned compensation relates to the intrinsic value of Locus Dialogue stock options replaced by the Company at the converted share value and share price. $2.2 million relates to the value of 25,318 restricted shares held by four Locus Dialogue employees. The restricted stock vests after the employee completes one year of employment with the Company and is recorded as compensation expense over the vesting period.

The $5.9 million value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations in the year ended December 31, 2001, include the write off of $600,000 of purchased in-process research and development. The Company sold the Liaison assets of Locus Dialogue in July 2001 and recorded an impairment charge to adjust the Liaison core technology and associated goodwill to its estimated fair value. The remaining personnel and assets of Locus Dialogue including the voice application, SpeechPortal and SoftDialogue, were then operated under the name of InfoSpace Speech Solutions.

In 2002, the Company sold certain assets of InfoSpace Speech Solutions for $100,000. The assets included were employee agreements, application software, the SoftDialogue software suite and the SpeechPortal versions 1.0 to 2.0.2, the facility lease and fixed assets. Under the agreement, the Company will maintain ownership in the speech application platform asset for 24 months and will license this technology to the buyer. All rights, title and interest in the speech application platform will be transferred to the buyer at the end of the 24-month period. The buyer will provide the Company during the 24-month period, all software updates and bug fixes to the speech application platform. As a result of this asset sale, the Company recorded an impairment charge (Note 5) for the un-amortized core technology and internally developed software, acquired in the purchase of Locus Dialogue.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Fiscal Year 2000

The boxLot Company:    On December 7, 2000, the Company closed an asset purchase with The boxLot Company. The Company acquired certain assets including interactive on-line variable pricing and dynamic pricing engine technology, equipment and domain names. The Company exchanged $2.6 million of cash and 50,153 shares of the Company’s common stock in this transaction for a total purchase price of $8.9 million and recorded goodwill of $9.2 million. The valuation of the shares issued of $124.70 per share was based on the seven-day stock price average for the period represented by the date of acquisition and the three days before and after the date of acquisition. The Company incurred acquisition costs of $227,000.

Go2Net, Inc.:    On October 12, 2000, the Company completed the merger with Go2Net, Inc., a publicly-held provider of applications and technology infrastructure for narrowband and broadband. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 7,415,445 shares of the Company’s common stock for all of the preferred and common shares of Go2Net. The consolidated statements of operations, statements of cash flow and statements of stockholder’s equity for the year ended December 31, 2000 are presented as if Go2Net was a wholly owned subsidiary since inception.

iJapan Corporation:    On September 13, 2000, the Company acquired intellectual property that translates between cHTML and other major wireless markup languages from iJapan for purchase consideration of $2 million in cash. The entire purchase price was recorded in intangible assets and is being amortized over three years.

TDLI.com Limited:    On August 31, 2000, the Company acquired TDLI.com Limited, a privately-held company based in Hampshire, England that in turn holds approximately 50% of TDL InfoSpace (Europe) Limited, a joint venture originally formed by InfoSpace and Thomson Directories Limited in July 1998 to replicate InfoSpace’s services in Europe. The Company acquired TDLI.com for purchase consideration of 342,031 shares of the Company’s common stock and acquisition expenses of $2.1 million. The Company recorded $118.5 million in intangible assets. The Company now has 100% ownership and control of TDL InfoSpace. The acquisition was accounted for as a purchase. Prior to the acquisition of 100% ownership, the Company’s investment in TDLI was accounted for under the equity method.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

(in thousands)
Tangible assets acquired	$8,187
Liabilities assumed	(7,430)

Net book value of net assets acquired	$757

Purchase price:
Fair value of shares issued	$116,504
Elimination of joint venture investment and receivable	598
Net book value of net assets acquired	(757)
Acquisition costs	2,106

Excess of purchase price over net assets acquired, allocated to goodwill	$118,451

Due to the variable exchange ratio, the valuation of the shares issued of $340.60 was based on the four-day stock price average, using the date of acquisition and the prior three days.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Orchest, Inc.:    On August 4, 2000, the Company acquired all of the common stock of Orchest, Inc. for purchase consideration of 25,529 shares of the Company’s common stock and acquisition expenses of $72,000. The Company recorded $8.4 million of goodwill. The valuation of the shares issued of $309.30 per share was based on the seven-day stock price average for the period including the date of acquisition and the three days before and after the date of acquisition. Orchest was a privately-held provider of financial services technology that enables users to access a consolidated view of their personal financial information from multiple institutions. The acquisition was accounted for as a purchase.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

(in thousands)
Tangible assets acquired	$3
Liabilities assumed	(394)

Net book value of net liabilities assumed	$(391)

Purchase price:
Fair value of shares issued	$7,897
Net book value of net liabilities assumed	391
Acquisition costs	72

Excess of purchase price over net assets acquired, allocated to goodwill	$8,360

IQorder.com, Inc.:    On July 3, 2000, the Company acquired all of the common stock of IQorder.com for purchase consideration of 98,996 shares of the Company’s common stock and acquisition expenses of $132,000. The valuation of the shares issued of $558.20 per share was based on the seven-day stock price average for the period including the date of acquisition and the three days before and after the date of acquisition. The Company recorded a one-time charge of $6.0 million for in-process research and development. IQorder was a privately-held company that developed technology that allows consumers to enter in a model number, UPC code, part number, barcode or ISBN in order to locate a product, compare prices and make an instant purchase. The acquisition was accounted for as a purchase.

The Company assumed 23,387 stock options, valued at $11.1 million. The Company valued these options using the modified Black Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.375%, expected dividend rate of 0%, volatility of 128% and a term of one year after vesting.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

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

The $8.6 million value of purchased technology includes purchased in-process research and development. Accordingly, the results of operations in the year ended December 31, 2000, include the write-off of $6.0 million of purchased in-process research and development. The remaining $2.6 million represents the purchase of core technology and existing products, which are being amortized over an estimated useful life of five years.

Millet Software, Inc.:    On March 31, 2000, the Company acquired all of the common stock of Millet Software for purchase consideration of 48,822 shares of the Company’s common stock and acquisition expenses of $255,000. The valuation of the shares issued of $499.00 per share was based on the seven-day stock price average for the period including January 4, 2000 and the three days before and after that date. The Company recorded a charge of $2.4 million for in-process research and development. Millet was a privately-held company that developed secure technology that provides an automated process for filling in payment forms. The acquisition was accounted for as a purchase.

The Company assumed 5,343 stock options, valued at $5.3 million, which was recorded as an addition to the purchase price. The Company values these options using the modified Black Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.56%, expected dividend rate of 0%, volatility of 121% and a term of one year after vesting.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

The $6.0 million value of purchased technology includes purchased in-process research and development. Accordingly, the results of operations in the year ended December 31, 2000, include the write-off of $2.4 million of purchased in-process research and development. The remaining $3.6 million represents the purchase of core technology and existing products, which are being amortized over an estimated useful life of five years.

Prio, Inc.:    On February 15, 2000, the Company completed the merger with Prio, Inc. (Prio), a privately-held provider of ecommerce solutions specializing in the development of strategic partnerships, technologies and programs that drive ecommerce in both traditional and online shopping environments. Under the terms of the merger, which was accounted for as a pooling-of-interests, the Company exchanged 932,242 shares of the Company’s common stock for all of the preferred and common shares of Prio. The consolidated balance sheets as of December 31, 2000 and the consolidated statements of operations, statements of cash flow and statements of stockholders’ equity for the years ended December 31, 2000 are presented as if Prio was a wholly owned subsidiary since inception.

Saraide Inc.:    On March 10, 2000 the Company acquired 80% of the common stock of Saraide, Inc. (formerly saraide.com, inc.), a privately-held provider of wireless Internet services in Europe, Japan and Canada, for purchase consideration of 923,367 shares of the Company’s common stock and acquisition expenses of $374,000. The valuation of shares issued of $362.10 per share was based on the seven-day stock price average for the period including December 6, 1999 and three days before and after that date. The acquisition was accounted for as a purchase.

The Company assumed 35,712 stock options, valued at $12.7 million, which was recorded as an addition to the purchase price. The Company values these options using the modified Black Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.56%, expected dividend rate of 0%, volatility of 121% and a term of two years after vesting.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

The $97.0 million value of purchased technology includes purchased in-process research and development. GAAP requires purchased in-process research and development with no alternative future use to be recorded and charged to expense in the period acquired. Accordingly, the results of operations in the year ended December 31, 2000, include the write-off of $71.7 million of purchased in-process research and development. The remaining $25.3 million represents the purchase of core technology and existing products, which are being amortized over an estimated useful life of five years. The Company is amortizing the contract list over an estimated life of five years.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Unaudited pro forma information—significant acquisitions in 2000, 2001, 2002:

The following unaudited pro forma information shows the results of the Company for the year ended December 31, 2000 as if the acquisitions of TDLI.com, IQorder.com and Saraide occurred on January 1, 2000. None of our acquisitions during 2001 and 2002 are considered material acquisitions. As such, no pro forma information has been provided for 2001 or 2002. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to indicate the results of operations, which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

(in thousands)
Revenues:
InfoSpace	$214,530
TLDI.com, IQorder.com, and Saraide	1,743

$216,273

Net loss:
InfoSpace	$(282,412)
TDLI.com, IQorder.com and Saraide	(19,043)
Elimination of TDLI joint venture income	(64)

$(301,519)

Loss per share	$(0.99)

Pooling transactions in 2000:

The following presents previously reported revenues and net loss for the Company and Go2Net for the nine months ended September 30, 2000.

(in thousands)
Revenue:
Infospace	$31,030
Go2Net	28,607

$59,637

Net loss
Infospace	$(40,369)
Go2Net	(7,786)
Elimination of intercompany with Go2Net	21

$(48,134)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Note 8:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2015. Rent expense under operating leases totaled approximately $8.9 million; $9.6 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Minimum lease payments required	$6,591	$5,392	$4,818	$4,308	$4,243	$2,932	$28,284
Less sublease income	(1,109)	(191)	—	—	—	—	(1,300)

Net lease payments required	$5,482	$5,201	$4,818	$4,308	$4,243	$2,932	$26,984

Litigation

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that InfoSpace and our chief executive officer made false and misleading statements about InfoSpace’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added our chief financial officer as a defendant. On April 8, 2002, we filed a motion to dismiss the complaint for failure to state a claim. On April 30, 2002, the Court granted plaintiffs leave to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants. The amended complaint was filed on May 9, 2002 and on July 2, 2002, we filed a new motion to dismiss the amended complaint for failure to state a claim. On October 11, 2002, the Multidistrict Litigation Panel issued an order transferring the case to the Southern District of New York for pre-trial proceedings to be consolidated with the other various claims pending against Merrill Lynch. On December 2, 2002, we moved to have the case severed from the proceedings in the Southern District of New York and transferred back to the Western District of Washington. The plaintiffs opposed that motion. On March 25, 2003, the Court granted our motion to sever and transfer the case back to the Western District of Washington. Our management believes that InfoSpace has meritorious defenses to plaintiffs’ claims against InfoSpace and its management, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of InfoSpace; entities related to several of the individual defendants. InfoSpace is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, and that certain defendants were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net, Prio, and INEX mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust. The complaint also seeks monetary damages. As stated, the complaint is derivative in nature

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

and does not seek monetary damages from, or the imposition of equitable remedies on, InfoSpace. We have entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to our obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of our Board of Directors (SLC), with the assistance of independent legal counsel, has conducted an investigation relating to the complaint allegations, and on March 22, 2002 filed a motion to terminate this derivative action. Plaintiff opposed the SLC’s motion and a hearing on the motion occurred on November 15, 2002. On December 6, 2002, the court issued to the SLC and plaintiff a sealed letter ruling relating to the motion to terminate. Plaintiff subsequently filed, under seal, a motion for reconsideration, which is pending. In addition, the SLC and plaintiff each filed, under seal, proposed orders on the motion to terminate. To date, however, the court has not entered an order on the motion.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of the State of Washington (King County) entitled InfoSpace Inc. v. Naveen Jain, et al. The complaint names as defendants Jain, the Company’s former Chief Executive Officer and Chairman and a current director; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and have misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. Among other things, the complaint alleges that the defendants used their knowledge of InfoSpace’s intellectual property and trade secrets to replicate core software and offer services on behalf of Intelius that are directly competitive with the Company’s products. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The Company seeks injunctive relief and monetary damages in an amount to be proven at trial. The Company intends to vigorously prosecute this matter. On March 24, 2003, Intelius filed its answer, denying the Company’s claims and asserting various counterclaims against the Company including unfair competition. The Company believes that it has meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc. a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial for this case commenced on August 7, 2002; on August 30, 2002, the jury returned a verdict in favor of Go2Net on its WSA claim. On January 3, 2003, the judge entered a judgment pursuant to which Mr. Molino owes Go2Net $1,219,949.12 plus interest at 12% per annum from December 31, 2002. Molino is seeking an appeal of the judgment. Our management believes Go2Net has meritorious arguments to any appeal, but litigation is inherently uncertain and Go2Net may not ultimately prevail in the appeal.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants InfoSpace and certain of our current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice three of the defendants, who are current or former directors of InfoSpace, from the action. Discovery is ongoing. Our management believes the Company has meritorious defenses to these claims but litigation is inherently uncertain and we may not prevail in this matter.

On March 3, 2003, a complaint entitled Microcell Capital II Inc., et. al. v. InfoSpace.com, Inc, et. al. was filed in the Delaware Court of Chancery for New Castle County. The complaint names as defendants InfoSpace and certain of our current and former officers and directors. It asserts various claims for alleged violations of state law in connection with InfoSpace’s purchase of stock of Saraide and alleged events thereafter. The complaint purports to style these claims both as direct claims on behalf of the plaintiffs, and in the alternative as purported derivative claims on behalf of Saraide. The complaint seeks both equitable relief and monetary damages in an unspecified amount. Our management believes that InfoSpace has meritorious defenses to these claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Contingencies:

The Internal Revenue Service (IRS) is auditing the Company’s payroll tax returns for the year 2000. The audit includes a review of withholding on stock options exercised by certain former employees. No amounts have been accrued in the financial statements, as the potential liability does not meet the definition of probable in accordance with SFAS No.5, Accounting for Contingencies. The Company believes that the range of potential liability could be zero to $18.6 million plus applicable interest and penalties. Resolution of this matter is uncertain and the Company’s arguments may not prevail in the event an assessment by the Internal Revenue Service is rendered.

The Company was audited by the Department of Labor in February 2001. The Department of Labor determined that numerous employees, primarily former employees of Go2Net, were improperly classified as exempt and should have been classified as non-exempt. As a result, in the year ended December 31, 2000, the Company recorded an estimated accrual in the amount of $3.0 million for the past wages that are due for overtime worked. Based on the overtime questionnaires the Company has received from the applicable

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

employees and a revision to the methodology used to calculate overtime pay approved by the Department of Labor, the Company has revised the estimate for this liability to be $629,000, of which $507,000 has been paid through December 31, 2002. The Company is maintaining the remaining accrual, as further claims are probable until the statute of limitations on these claims expires on March 1, 2004.

At December 31, 2002, the Company was holding funds as restricted cash related to the Company’s business in the amount of approximately $3.7 million. This total consists primarily of funds held for and on behalf of merchants utilizing the Company’s eCheck application services, in anticipation of funding under contractual terms. Also included in the $3.7 million restricted cash is a portion of the Company’s working capital held as reserves as required by the Company’s financial institutions. The funds are included in Cash and cash equivalents and Other current liabilities on the Company’s consolidated balance sheet.

In addition, the Company is required by contract to issue a guarantee to one of its financial institutions against losses up to $6.0 million resulting from its eCheck service. Losses may occur when the amount of transactions returned or charged back exceeds the Company’s balance on deposit with the financial institution. The guarantee requires the Company to cover any deficit balance created by such losses. The guarantee is open and continuous for as long as the Company utilizes the ACH processing services of the originating depository financial institution. To date, the Company has not made any payments under the terms of the guarantee. Management believes that the risk of a material financial loss associated with the guarantee is remote.

Note 9:    Income Taxes

The provision for income taxes consists of the following components (in thousands):

	2002	2001	2000
Current	$430	$664	$137
Deferred	—	—	—

	$430	$664	$137

The current income tax expense in the years ended December 31, 2002, 2001 and 2000 is related to the Company’s international operations and withholding taxes.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before taxes as follows (in thousands):

	2002	2001	2000
Income tax benefit at federal statutory rate of 35%	$(120,687)	$(175,495)	$(99,728)
Nondeductible goodwill	77,608	96,896	46,706
Acquisition costs	—	(1,297)	5,079
Nondeductible charges for purchased research and development	—	—	28,035
Change in valuation allowance resulting from items other than those attributable to paid-in capital and acquisition adjustments	43,470	79,898	16,949
Other	39	662	3,096

Net tax provision	$430	$664	$137

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The tax effect of temporary differences and net operating loss carry forwards that give rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2002	2001
Deferred tax assets:
Current	$5,840	$8,030
Non-current
Net operating loss carryforward	392,288	381,247
Tax credit carryforward	18,511	14,607
Deferred revenue	461	1,292
Deductible acquisition costs, net	—	5,521
Unrealized investment losses	4,008	2,516
Depreciation and amortization	45,049	3,824
Investments	20,596	35,321
Deductible warrants held by third parties	510	5,723
Other, net	8,891	3,570

Total non-current	490,314	453,621

Total gross deferred tax assets	496,154	461,651

Deferred tax liabilities:
Non-current
Other unrealized income	6,165	11,447
Identifiable intangibles	2,184	14,726

Total gross deferred tax liabilities	8,349	26,173

Net deferred tax asset	487,805	435,478

Valuation allowance	(487,805)	(435,478)

Net deferred tax asset balance	$—	$—

At December 31, 2002 and 2001, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 2002 and 2001, was $52.3 million and $46.1 million, respectively.

As of December 31, 2002, the Company’s U.S. federal net operating loss carryforward for income tax purposes was approximately $1.1 billion. If not utilized, the federal net operating loss carryforwards will expire between 2011 and 2022. Changes in ownership, as defined by Section 382 of the Code, may limit the amount of net operating loss carryforwards used in any one year. The Company’s federal research tax credit carryforwards for income tax purposes are approximately $18.5 million. If not utilized, the federal tax credit carryforwards will expire between 2011 and 2022.

Federal net operating losses of approximately $874 million as of December 31, 2002 are the result of the exercise of certain employee stock options and warrants. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Note 10:    Restructuring Charges

Restructuring charges were $1.8 million, $17.4 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company decided in 2002 to sell certain assets of InfoSpace Speech Solutions. As a result of this asset sale, the Company incurred a loss on the sale of these assets of approximately $991,000. During 2002, the Company made the decision to discontinue in-country operations in Brazil. The closure of the Brazil operations resulted in a charge of $537,000 relating to the cumulative realized loss on foreign currency fluctuations since inception. This amount was previously classified in accumulated other comprehensive income on the Company’s consolidated balance sheet. As part of the Company’s focus on profitability and streamlining operations, the Company reduced its workforce by approximately 90 employees during the fourth quarter of 2002. The Company incurred a restructuring charge of $487,000 related to this reduction in workforce. These charges were partially offset by a reduction of $156,000 to the estimated lease expenses related to the Company’s former Seattle and Mountain View facilities.

In 2001, the Company announced and began implementation of its operational restructuring plan to reduce operating costs and streamline its organizational structure and recorded a corresponding charge of $17.4 million.

This initiative involved the reduction of employee staff by approximately 375 positions throughout the Company in managerial, professional, clerical and technical roles and also the closure of its Seattle and Mountain View facilities and downsizing of its Montreal facilities.

The Company recorded a restructuring charge of $2.3 million in the year ended December 31, 2000 for the closures of the Dallas, Texas and Ottawa, Canada facilities. These facilities were acquired through mergers and acquisitions and duplicated operations that were available at the Company’s Bellevue headquarters.

The restructuring charges for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

Type of Charge	Restructuring Charge in the year ended December 31, 2002	Restructuring Charge in the year ended December 31, 2001	Restructuring Charge in the year ended December 31, 2000
Severance and related costs	$487	$2,503	$782
Lease termination penalties	—	—	583
Realized loss on fluctuation of foreign currency	537	—	—
Leasehold improvements and other asset disposal costs	946	6,980	957
Estimated future lease losses	(156)	7,909	—

	$1,814	$17,392	$2,322

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

As of December 31, 2002, the accrued liability associated with the restructuring related charges was $385,000 and consisted of the following (in thousands):

	Severance and related costs	Asset disposal costs	Estimated future lease losses	Total
Reserve balance at December 31, 2000	$297	$254	$—	$551
2001 accrual	2,618	838	7,909	11,365
Adjustments	(115)	(225)	—	(340)
Payments during 2001	(2,667)	(694)	(2,256)	(5,617)
Non-cash charges	—	(108)	—	(108)

Reserve balance at December 31, 2001	133	65	5,653	5,851
2002 accrual	487	—		487
Adjustments	—	—	(156)	(156)
Payments during 2002	(550)	(65)	(5,182)	(5,797)

Reserve balance at December 31, 2002	$70	$—	$315	$385

All reserve amounts are expected to be paid during 2003 and are included in accrued expenses and other current liabilities.

Note 11:    Business Unit Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

During the first quarter of 2002, the Company began presenting information internally to its chief operating decision maker in three reportable business units representing the Company’s three business units: wireline, merchant and wireless. The Company’s business units are also its operating segments in accordance with SFAS No. 131.

The Company measures the results of its reportable business units based on operating income or loss before depreciation, stock-based compensation expense, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle, referred to as Business unit income (loss) from operations.

Certain indirect expenses are allocated to the reportable business units based on internal usage measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units.

Information on reportable business units and a reconciliation to consolidated net loss for the year ended December 31, 2002 are presented below (in thousands). The Company has not provided information on reportable business units for 2000 or 2001, as it is impracticable to do so.

For 2001 and prior, total operating expenses were controlled centrally, based on established budgets by operating department. In addition, assets, technology, and personnel resources of the Company were shared and utilized for all of the Company’s service offerings. These resources were allocated based on contractual requirements, the identification of enhancements to the current service offerings, and other non-financial criteria. The Company did not prepare operating statements by revenue source or business unit.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The Company does not account for, and does not report to management, its assets (other than goodwill and other intangible assets for SFAS No. 142 reporting purposes) or capital expenditures by business unit.

	Year Ended December 31, 2002
	Wireline	Merchant	Wireless	Corporate (a)	Total
Revenues	$56,580	$50,355	$29,207	$—	$136,142
Operating expenses	28,760	36,069	32,921	37,155 (b)	134,904
Unallocated depreciation and non- capitalized property, plant and equipment expense	—	—	—	20,476 (c)	20,476

Business unit income (loss) from operations	27,820	14,286	(3,713)	(57,631)	(19,238)
Income tax expense		—	—	(430)	(430)
Other income, net	—	—	—	7,416	7,416
Loss on equity investments	—	—	—	(20,940)	(20,940)
Amortization of other intangible assets	—	—	—	(16,875)	(16,875)
Impairment of goodwill	—	—	—	(56,104)	(56,104)
Impairment of other intangible assets	—	—	—	(20,281)	(20,281)
Restructuring charges	—	—	—	(1,814)	(1,814)
Other charges	—	—	—	(4,167)	(4,167)
Stock based compensation expense	—	—	—	(6,198)	(6,198)
Cumulative effect of change in accounting principle	—	—	—	(206,619)	(206,619)

Net income (loss)	$27,820	$14,286	$(3,713)	$(383,643)	$(345,250)

(a)	Corporate costs include certain common general and administrative expenses including professional services, facility expenses, corporate insurance expense and general and administrative salaries and benefits that are not allocated.

(b)	Unallocated corporate expenses include approximately $13.0 million of professional services, $8.7 million of facility expenses, $7.0 million of corporate insurance expense and business license expenses and $6.2 million of salaries and benefits.

(c)	Depreciation and non-capitalized property, plant and equipment expenses may be allocated to the reportable business units in future periods.

Revenue Information

In the years ended December 31, 2002, 2001 and 2000, the Company’s revenues were derived from its products and application services delivered to a broad range of customers that span each of its business units including wireline, merchant and wireless. Business unit revenue information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Wireline	$56,580	$90,388	$156,877
Merchant	50,355	39,819	36,882
Wireless	29,207	31,714	20,771

Total revenues	$136,142	$161,921	$214,530

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Geographic revenue information:

	2002	2001	2000
North America	$125,767	$145,883	$194,912
International	10,375	16,038	19,618

	$136,142	$161,921	$214,530

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

The Company entered into an agreement with netgenShopper.com, Inc. (Netgen) whose majority owner at that time is related to the Company’s former Chief Executive Officer. Netgen was acquired by Respond.com in June 2001. Under the terms of the agreement the Company paid a development fee of $400,000 in 1999. This was recognized as product development expense in 1999. This agreement includes performance warrants. The Company recognized $200,000, $1.7 million and $7.3 million of revenue in 2002, 2001 and 2000, respectively. This includes $1.5 million in 2001 and $2.8 million in 2000 of warrant revenue. The valuation of the warrant revenue was based on the fair value of the warrant during the period it was earned. The fair value was determined using the Black Scholes valuation method.

On June 28, 2001, the Company purchased 4,000,000 shares of preferred stock of Vendaria, Inc. valued at $2.0 million. The investment valuation price was determined by prices paid by other independent investors who invested in Vendaria in the same round of financing as the Company. The Company entered into separate content provider and promotion agreements with Vendaria on May 24, 2001, which was prior to the equity investment. The Company recognized revenues of $50,000 and $1.2 million for the years ended in 2002 and 2001, respectively, under this agreement.

On June 7, 2001, the Company purchased 2,500,000 shares of preferred stock of Yaga, Inc. valued at $5.0 million. The investment valuation price was determined by prices paid by other independent investors who invested in Yaga in the same round of financing as the Company. The Company entered into a separate promotion agreement with Yaga on May 25, 2001, which was prior to the equity investment. The Company recognized revenues of $0 and $3.0 million for the years ended December 31, 2002 and 2001, respectively, under this agreement.

On May 30, 2001, the Company purchased 1,538,462 shares of common stock of Altura International valued at $5.0 million. The investment valuation price for the common stock was determined through an independent third- party valuation of Altura. The Company entered into a separate promotion agreement with Altura. The Company recognized revenues of $0 and $4.0 million for the years ended December 31, 2002 and 2001, respectively, under this agreement.

On May 23, 2001, the Company purchased 1,730,769 shares of preferred stock of PhotoPoint Corp. (USA) valued at $2.9 million and received fully vested warrants to purchase 865,385 shares of PhotoPoint’s common

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

stock for $1.36 per share. The investment valuation price for the preferred stock was determined by prices paid by other independent investors who invested in PhotoPoint in the same round of financing, which initial funding was completed in December 2000. The Company entered into a separate advertising agreement with PhotoPoint. The Company recognized revenues of $0 and $3.4 million for the years ended December 31, 2002 and 2001, respectively, under this agreement.

During 2000, Go2Net recognized revenues of approximately $580,000 under advertising and licensing agreements with DirectWeb, Inc. the chief executive officer of which was a member of the Go2Net Board of Directors. Go2Net also recognized revenues of approximately $173,000 in 2000 under an advertising agreement with Mercata, Inc. Vulcan Ventures was a minority shareholder of the Company and was the majority shareholder in Mercata, Inc. at the time of the Go2Net investment.

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

On June 13, 2000, Go2Net acquired 1,624,959 shares of preferred stock of iMandi Corporation valued at $5.0 million. The investment valuation price was determined by prices paid by other independent investors who invested in iMandi in the same financing round as Go2Net. In conjunction with the equity investment Go2Net entered into an advertising, marketing and distribution agreement with iMandi Corporation. Go2Net recognized revenues of $1.0 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures was a minority shareholder of iMandi Corporation at the time of the Go2Net investment. InfoSpace recognized $0 and $1.6 million in revenue in 2002 and 2001, respectively, from services provided to iMandi.

On February 29, 2000, Go2Net acquired 3,086,095 shares of preferred stock of AskMe.com and received fully vested warrants to acquire an additional 202,000 shares of common stock. The stock and warrants were valued at $10.1 million. The stock investment valuation was determined by prices paid by other independent investors who invested in AskMe.com (XpertSite) in the same round of financing as Go2Net. The warrant

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

valuation was determined using the Black Scholes valuation method on the date the warrants were received. In conjunction with the equity investment Go2Net entered into a marketing and distribution agreement with XpertSite. Go2Net recognized revenues of $2.1 million for the year ended December 31, 2000 under this agreement. Revenue associated with these warrants is recognized on a straight-lined basis over the life of the agreement. Vulcan Ventures was a minority shareholder of XpertSite at the time of the Go2Net investment. In 2001, InfoSpace received 1,543,048 shares of preferred stock in XpertSite for payment of services provided by InfoSpace and for termination of the agreement between Go2Net and XpertSite. InfoSpace valued the shares at the last round of financing less a discount. InfoSpace recognized $0 and $3.7 million of revenue in 2002 and 2001, respectively, for these services.

On February 7, 2000, Go2Net acquired 130,000 shares of common stock of National Discount Brokers (NDB) and received warrants to acquire an additional 130,000 shares of common stock. The warrants have been exercised and all the shares of common stock have been sold as of December 31, 2000. The stock and exercised warrants were valued at $7.8 million, which was based on the value on the purchase date. In conjunction with the equity investment Go2Net entered into an advertising, marketing, distribution and license agreement with NDB. Go2Net recognized revenues of $6.5 million for the year ended December 31, 2000 under this agreement. Vulcan Ventures was a minority shareholder of NDB at the time of the Go2Net investment. Go2Net’s former chief executive officer was a board member of NDB. NDB has since been acquired by Ameritrade. InfoSpace recognized approximately $1.2 million and $6.0 million in revenue in 2002 and 2001 from services provided to NDB.

In July 1999, Go2Net acquired 896,057 shares of common stock of CommTouch Software, LTD. (CommTouch) and received warrants to acquire an additional 1,136,000 shares of common stock. The stock and warrants were valued at $22.3 million. The investment valuation was based on the market price for this publicly traded stock. In conjunction with the equity investment, Go2Net received one seat on the CommTouch board of directors and entered into a distribution and marketing agreement with CommTouch. Vulcan Ventures was a minority shareholder of CommTouch at the time of the Go2Net investment. Go2Net recognized $3.2 million of revenue associated with the warrants in 2000. InfoSpace recognized $1.7 million and $3.0 million of revenue in 2002 and 2001, respectively, from the amortization of deferred revenue from these warrants. Although InfoSpace has the rights to one board seat, that seat is presently vacant and the Company does not presently intend to appoint anyone to that seat.

In July 1999, Go2Net acquired 428,571 shares of common stock of Click2Learn, Inc. (Click2Learn) and received warrants to acquire an additional 428,571 shares of common stock. The stock and warrants were valued at $3.2 million. The investment valuation was based on the market price for this publicly traded stock. In conjunction with the equity investment, Go2Net entered into a three-year marketing, distribution, licensing and co-branding partnership with Click2Learn. Vulcan Ventures was a majority shareholder of Click2Learn at the time of the Go2Net investment. InfoSpace recognized no revenue associated with the warrants in 2002 or 2001. Go2Net recognized $2.7 million of revenue associated with the warrants in 2000.

Note 13:    Employee Benefit Plan

The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company may match employees’ contributions at the discretion of the Company’s Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

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

ITEM 10.    Executive Officers and Directors of the Registrant

Certain information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading “Proposal One—Election of Directors.”

Certain information regarding our executive officers is included in Part I under the caption “Executive Officers of the Registrant” and is incorporated by reference into this Item.

Other information concerning our officers and directors required by this Item is incorporated by reference to our proxy statement under the heading “Additional Information Relating to our Directors and Executive Officers.”

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement under the heading “Additional Information Relating to Our Directors and Executive Officers.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Additional Information Relating to Our Directors and Executive Officers.”

ITEM 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our proxy statement under the heading “Additional Information Relating to Our Directors and Executive Officers—Certain Relationships and Related Transactions.”

ITEM 14.    Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 52 of this Report.

2.    Financial Statement Schedules.

All financial statement schedules required by 15(a)(2) have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(8)

Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(4)	Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option Grant Program for nonemployee directors under the Restated 1996 Flexible Stock Incentive Plan

10.3(1)	1998 Employee Stock Purchase Plan

10.4(1)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(1)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC

10.6(1)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.7(5)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC

10.8(5)	Letter Agreement with Naveen Jain, dated February 10, 2000

10.9(6)	2001 Nonstatutory Stock Option Plan

10.10(7)	Employment Agreement dated as of December 21, 2002 between James F. Voelker and InfoSpace, Inc.

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

24.1	Power of Attorney (contained on the signature page hereto)

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.

(4)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.

(5)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant in the year ended December 31, 1999.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 30, 2003.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.

(b)  Reports on Form 8-K

On October 2, 2002, the Company filed a Form 8-K announcing that the Company was notified by The Nasdaq Stock Market that InfoSpace had regained compliance with the minimum bid price rule and that Nasdaq considered the matter to be closed.

On December 23, 2002 the Company filed a Form 8-K announcing that that it had named Jim Voelker Chairman, Chief Executive Officer and President.

(c)  Exhibits

See Item 15 (a) above.

(d)  Financial Statements and Schedules.

See Item 15 (a) above.

CERTIFICATIONS

Principal Executive Officer

I, James F. Voelker, certify that:

1.	I have reviewed this annual report on Form 10-K of InfoSpace, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JAMES F. VOELKER
James F. Voelker Chairman, Chief Executive Officer and President

Principal Financial Officer

I, Tammy D. Halstead, certify that:

1.	I have reviewed this annual report on Form 10-K of InfoSpace, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ TAMMY D. HALSTEAD
Tammy D. Halstead Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 27th of March 2003.

INFOSPACE, INC.

By:	/S/ JAMES F. VOELKER
James F. Voelker, Chief Executive Officer, Chairman and President
Date:	March 27, 2003

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

Signature	Title	Date

/s/ JAMES F. VOELKER James F. Voelker	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2003

/s/ TAMMY D. HALSTEAD Tammy D. Halstead	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ EDMUND O. BELSHEIM JR. Edmund O. Belsheim Jr.	Chief Operating Officer and Director	March 27, 2003

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Director	March 27, 2003

Richard D. Hearney	Director

/s/ RUFUS W. LUMRY, III Rufus W. Lumry, III	Director	March 27, 2003

Naveen Jain	Director

Lewis M. Taffer	Director

/s/ GEORGE M. TRONSRUE III George M. Tronsrue III	Director	March 27, 2003

INDEX TO EXHIBITS

Number	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(8)

Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(4)	Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option Grant Program for nonemployee directors under the Restated 1996 Flexible Stock Incentive Plan

10.3(1)	1998 Employee Stock Purchase Plan

10.4(1)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(1)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and each of Acorn Ventures-IS, LLC

10.6(1)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.7(5)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC

10.8(5)	Letter Agreement with Naveen Jain, dated February 10, 2000

10.9(6)	2001 Nonstatutory Stock Option Plan

10.10(7)	Employment Agreement dated as of December 21, 2002 between James F. Voelker and InfoSpace, Inc.

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

24.1	Power of Attorney (contained on the signature page hereto)

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.

(4)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.

(5)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant in the year ended December 31, 1999.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 30, 2003.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.