Form 10-Q
period 2003-03-31
INFOSPACE INC
filed 2003-05-15
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-25131

INFOSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 108th Avenue NE, Suite 1200	98004
Bellevue, Washington	(Zip Code)
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

Yes    X   No         .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).

Yes    X   No         .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, Par Value $.0001	31,155,205

INFOSPACE, INC.

FORM 10-Q

PART I—Financial Information

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents (including cash held for merchants of $4,020 and $2,516)	$163,389	$136,672
Short-term investments, available-for-sale	124,007	138,895
Accounts receivable, net of allowance of $1,069 and $1,178	21,671	21,027
Notes and other receivables, net of allowance of $12,231 and $12,235	4,824	6,442
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	6,105	2,921

Total current assets	333,210	319,171
Long-term investments, available-for-sale	525	651
Property and equipment, net	23,595	26,252
Other long term assets	715	659
Other investments	18,682	25,836
Goodwill	97,844	97,844
Other intangible assets, net	9,361	10,983

Total assets	$483,932	$481,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,604	$4,688
Funds due to merchants	4,020	2,516
Accrued expenses and other current liabilities	16,893	15,570
Short-term deferred revenue	9,260	9,169

Total current liabilities	34,777	31,943
Long-term deferred revenue	1,452	1,317

Total liabilities	36,229	33,260
Contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—Authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—Authorized, 900,000,000 shares; issued and outstanding, 31,148,446 and 30,957,371 shares	3	3
Additional paid-in capital	1,704,278	1,704,123
Accumulated deficit	(1,257,282)	(1,255,975)
Deferred expense—warrants	—	(39)
Unearned compensation	(162)	(543)
Accumulated other comprehensive income	866	567

Total stockholders’ equity	447,703	448,136

Total liabilities and stockholders’ equity	$483,932	$481,396

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2003	2002
	(Amounts in thousands, except per share data)
Revenues (including related party revenues of $169 and $607, respectively)	$36,600	$33,144
Cost of revenues	8,164	9,663

Gross profit	28,436	23,481
Operating expenses:
Product development	7,282	9,427
Sales, general and administrative	18,288	27,096
Amortization of other intangible assets	1,622	5,914
Other charges	3,956	(50)
Restructuring charges	167	—

Total operating expenses	31,315	42,387

Loss from operations	(2,879)	(18,906)
Gain (loss) on equity investments	413	(16,911)
Other income, net	1,229	2,078

Loss before income tax expense and cumulative effect of change in accounting principle	(1,237)	(33,739)
Income tax expense	(70)	(144)

Loss before cumulative effect of change in accounting principle	(1,307)	(33,883)
Cumulative effect of change in accounting principle	—	(206,619)

Net loss.	$(1,307)	$(240,502)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle	$(0.04)	$(1.11)
Cumulative effect of change in accounting principle	—	(6.77)

Basic and diluted net loss per share	$(0.04)	$(7.88)

Shares used in basic and diluted net loss per share calculations	30,979	30,517

Comprehensive loss:
Net loss	$(1,307)	$(240,502)
Foreign currency translation adjustment	191	1,622
Unrealized loss on investments	(59)	(299)

Comprehensive loss	$(1,175)	$(239,719)

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2003	2002
	(Amounts in thousands)
Operating activities:
Net loss	$(1,307)	$(240,502)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,221	10,744
Warrant and stock related revenue	(135)	(752)
Warrant expense	39	204
Stock-based compensation expense	(28)	3,543
Bad debt (recovery) expense	33	(237)
(Gain) loss on equity investments	(413)	16,911
Other charges	(7)	(50)
Loss on disposal of assets	31	157
Restructuring charges	167	—
Cumulative effect of change in accounting principle	—	206,619
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(756)	(5,441)
Notes and other receivables	1,625	1,184
Prepaid expenses and other current assets	(3,184)	(1,464)
Other long-term assets	(56)	243
Accounts payable	(84)	(2,063)
Funds due to merchants	1,504	384
Accrued expenses and other current liabilities	1,784	(183)
Deferred revenue	361	(2,263)

Net cash provided (used) by operating activities	4,795	(12,966)
Investing activities:
Business acquisitions	(270)	(2,512)
Purchase of intangible assets	—	(100)
Purchases of property and equipment	(973)	(2,389)
Proceeds from the sale of equity investments	7,830	—
Short-term investments, net	14,645	(33,156)
Long-term investments, net	126	28,116

Net cash provided (used) by investing activities	21,358	(10,041)
Financing activities:
Proceeds from exercise of stock options	474	549
Proceeds from issuance of stock through employee stock purchase plan	90	47

Net cash provided by financing activities	564	596

Net increase (decrease) in cash and cash equivalents	26,717	(22,411)
Cash and cash equivalents:
Beginning of period	136,672	118,561

End of period	$163,389	$96,150

Supplemental disclosure of non-cash activities:
Non-cash activities resulting from purchase transactions:
Common stock issued	$—	$1,895
Net liabilities assumed		1,910

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace) develops and delivers an Internet platform of software and application services to a broad range of customers that span each of our Wireline, Merchant and Wireless business units.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes hereto in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform with current period presentation.

2.    Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted that are priced at the fair market value of the Company’s stock at the date of grant.

To estimate compensation expense which would be recognized under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended		Three months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	Employee Stock Option Plans		Employee Stock Purchase Plan
Risk-free interest rate	2.78%	4.91%	1.66%	3.47%
Expected dividend yield	0%	0%	0%	0%
Volatility	105%	123%	92%	109%
Expected life	5 years	5 years	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net losses for the three months ended March 31, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2003	March 31, 2002
Net loss as reported	$(1,307)	$(240,502)
Stock based compensation, as reported	(28)	3,543
Pro forma stock based compensation determined under fair value based method for all awards	(36)	(24,044)

Pro forma net loss, fair value method for all stock based awards	$(1,371)	$(261,003)

Basic and diluted net loss per share, as reported	$(0.04)	$(7.88)
Pro forma basic and diluted net loss per share	$(0.04)	$(8.55)

3.    Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141, Business Combinations, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 prescribes an impairment test of goodwill, which the Company completed during the three months ended March 31, 2002 and determined that a portion of the value of its recorded goodwill was impaired as of January 1, 2002. Accordingly, the Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on an independent valuation of the Company’s business units as of January 1, 2002 using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each business unit.

Other intangible assets consisted of the following (in thousands):

	March 31, 2003			December 31, 2002
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Core technology	$32,878	(29,382)	3,496	$32,878	$(29,024)	$3,854
Customer lists	8,587	(5,223)	3,364	8,587	(4,791)	3,796
Other	6,667	(4,166)	2,501	6,667	(3,334)	3,333

Total	$48,132	$(38,771)	$9,361	$48,132	$(37,149)	$10,983

Other intangible assets are scheduled to be fully amortized by 2007 with corresponding amortization expense estimated to be $4.9 million, $3.1 million, $1.0 million, $328,000 and $55,000 for the remainder of 2003 and years 2004, 2005, 2006 and 2007, respectively.

4.    Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of outstanding stock options and warrants (using the treasury stock method). Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share, as they were antidilutive. Options, restricted stock and warrants to purchase a total of 6,217,011 shares of common stock were excluded from the calculation of diluted loss per share for the three months ended March 31, 2003. Options, restricted stock and warrants to purchase 6,912,909 shares were excluded from the calculations of diluted loss per share for the three months ended March 31, 2002.

5.    Net gain (loss) on investments

The Company has invested in equity instruments of public and privately held technology companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. These investments are recorded as long-term assets. As of March 31, 2003, the Company’s publicly-held and privately held investments were $5.3 million and $13.4 million, respectively. Gain (Loss) on investments for the three months ended March 31, 2003 and 2002 consists of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Net gain on sale of investments	$252	$—
Other-than-temporary investment impairments	(322)	(15,719)
Increase (decrease) in fair value of warrants	483	(1,192)

Net gain (loss) on investments	$413	$(16,911)

6.    Payroll Tax Receivable

On March 31, 2003, the Company had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, a former officer of the Company exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from a merger involving the Company, the former officer was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. The Company, therefore, returned the federal income tax withholding to the employee and filed an amendment to its payroll tax return to request the tax refund.

7.    Contingencies

Litigation:

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its former chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company’s former chief financial officer as a defendant. On April 8, 2002, the Company filed a motion to dismiss the complaint for failure to state a claim. On April 30, 2002, the Court granted plaintiffs leave to amend the consolidated complaint to add Merrill Lynch & Co., Inc. and one of its analysts as defendants. The amended complaint was filed on May 9, 2002 and on July 2, 2002, the Company filed a new motion to dismiss the amended complaint for failure to state a claim. On October 11, 2002, the Multidistrict Litigation Panel issued an order transferring the case to the Southern District of New York for pre-trial proceedings to be consolidated with the other various claims pending against Merrill Lynch. On December 2, 2002, the Company moved to have the case severed from the proceedings in the Southern District of New York and transferred back to the Western District of Washington. The plaintiffs opposed that motion. On March 25, 2003, the Court granted the Company’s motion to sever and transfer the case back to the Western District of Washington. The Company believes that it has meritorious defenses to plaintiffs’ claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company and entities related to several of the individual defendants. The Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, and that certain defendants were unjustly enriched by engaging in insider trading, and also alleges that certain defendants breached their fiduciary duties in connection with the Go2Net Inc,., Prio, Inc, and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust. The complaint also seeks monetary damages. As stated, the complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (SLC), with the assistance of independent legal counsel, has conducted an investigation relating to the complaint allegations, and on March 22, 2002 filed a motion to terminate this derivative action. Plaintiff opposed the SLC’s motion and a hearing on the motion occurred on November 15, 2002. On December 6, 2002, the court issued to the SLC and plaintiff a sealed letter ruling relating to the motion to terminate. Plaintiff subsequently filed, under seal, a motion for reconsideration, which is pending. In addition, the SLC and plaintiff each filed, under seal, proposed orders on the motion to terminate. To date, however, the court has not entered an order on the motion.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of the State of Washington (King County) entitled InfoSpace Inc. v. Naveen Jain, et al. The complaint names as defendants Jain, the Company’s former chief executive officer and chairman; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and have misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. Among other things, the complaint alleges that the defendants used their knowledge of the Company’s intellectual property and trade secrets to replicate core software and offer services on behalf of Intelius that are directly competitive with the Company’s products. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The Company seeks injunctive relief and monetary damages in an amount to be proven at trial. The Company intends to vigorously prosecute this matter. On April 3, 2003, the Court commenced a hearing on the Company’s motion for a preliminary injunction against Jain, Marcus and Intelius. A decision on the Company’s motion is pending. On March 24, 2003, Intelius filed its answer to the Company’s complaint underlying the motion for a preliminary injunction, denying the Company’s claims and asserting various counterclaims against the Company including breach of fiduciary duty, defamation and unfair competition. The Company believes that it has meritorious defenses to these claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial for this case commenced on August 7, 2002; on August 30, 2002, the jury returned a verdict in favor of Go2Net on its WSA claim. On January 3, 2003, the judge entered a judgment pursuant to which Mr. Molino owes Go2Net $1.2 million plus interest at 12% per annum from December 31, 2002. Molino is seeking an appeal of the judgment.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit on May 2, 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs allege that the then corporate officers of Authorize.Net fraudulently obtained a percentage of Authorize.Net shares greater than what was anticipated by the founding shareholders, and are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims. Plaintiffs seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. The Company believes Authorize.Net and Go2Net have meritorious defenses to these claims, but litigation is inherently uncertain and they may not prevail in this matter.

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company’s current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages in the amount of $100 million. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice three of the defendants, who are current or former directors of InfoSpace, from the action. Discovery is ongoing. The Company believes it has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 3, 2003, a complaint entitled Microcell Capital II Inc., et. al. v. InfoSpace.com, Inc, et. al. was filed in the Delaware Court of Chancery for New Castle County. The complaint names as defendants the Company and certain of the Company’s current and former officers and directors. It asserts various claims for alleged violations of state law in connection with the Company’s purchase of stock of Saraide and alleged events thereafter. The complaint purports to style these claims both as direct claims on behalf of the plaintiffs, and in the alternative as purported derivative claims on behalf of Saraide. The complaint seeks both equitable relief and monetary damages in an unspecified amount. The Company believes that it has meritorious defenses to these claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

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

Other Contingencies:

The Company recently reached a settlement agreement with the Internal Revenue Service regarding the audit of our payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. Pursuant to the settlement agreement, the Company will pay $4.0 million, including interest and penalties, and is relieved of any further withholding tax liability with respect to those certain former employees. This amount was recorded in Other Charges on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2003.

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and a bank guaranty for certain of its property leases. On March 31, 2003, the total amount of collateral pledged under these agreements was approximately $6.5 million.

At March 31, 2003, the Company was holding funds in the amount of approximately $4.0 million for and on behalf of merchants utilizing the Company’s electronic check (“eCheck”) application services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are presented as Cash held for merchants and Funds due to merchants on the Company’s unaudited condensed consolidated balance sheets. In addition, in the event of default by merchants and also to cover the seven-day settlement period for eCheck.Net transactions, InfoSpace has guaranteed up to $6.0 million of monthly ACH processing volume for eCheck.Net transactions to the originating depository financial institutions.

8.    Related Party Transactions

Revenues earned from companies in which the Company owns stock are considered related party revenues, including independent agreements entered into during the current year with companies that InfoSpace or Go2Net invested in during prior years. From time to time, in the normal course of business, the Company has entered into agreements to provide various promotional services for companies in which the Company previously made an investment. Since 2001, the Company has made no new investments in public or private companies, and has not entered into any significant new contracts with companies in which it owns stock. For the three months ended March 31, 2003, related party revenue was $169,000 compared to $607,000 for the three months ended March 31, 2002.

9.    Restructuring Charges

The Company discontinued its in-country operations in Australia in the three months ended March 31, 2003. A restructuring charge of $167,000 was recorded in the three months ended March 31, 2003 primarily relating to the realized loss on foreign currency fluctuations due to the closure of the Australia operations. This amount was previously classified in accumulated other comprehensive income on the Company’s unaudited condensed consolidated balance sheet.

As of March 31, 2003, the accrued liability associated with restructuring related charges was $227,000 and consisted of the following (in thousands):

	Severance and related costs	Estimated future lease losses	Total
Reserve balance at December 31, 2002	$70	$315	$385
Payments during 2003	(13)	(145)	(158)

Reserve balance at March 31, 2003	$57	$170	$227

All reserve amounts are expected to be paid during 2003 and are included in accrued expenses and other current liabilities.

As part of the process of redefining its focus on core business areas, the Company announced a workforce reduction of approximately 115 positions during April 2003. The Company expects to record a corresponding restructuring charge of approximately $3 million in the three months ended June 30, 2003 related to this reduction of its workforce.

10.    Segment Information

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

The Company is in the process of completing an in-depth review of its operating segments and expects to begin presenting different segment information internally to its chief operating decision maker in the quarter ending June 30, 2003. The Company expects that the new segments will be Search & Directory, Authorize.net payment gateway, Wireless, and Enterprise Solutions. Assuming the Company finalizes its segments prior to June 30, 2003, they plan to present segment information based on these reporting units in the three months ending June 30, 2003 quarterly filing. It is not yet determinable whether it is practicable to present comparable historical results of operations for periods prior to the three months ended June 30, 2003.

Information on reportable business units and a reconciliation to consolidated net loss for the three months ended March 31, 2003 and 2002 are presented below (in thousands). The Company does not account for, and does not report to management, its assets (other than goodwill and other intangible assets for SFAS No. 142 reporting purposes) or capital expenditures by business unit.

	Three Months Ended March 31, 2003
	Wireline	Merchant	Wireless	Corporate	Total
Revenues	$16,480	$14,004	$6,116	$—	$36,600
Operating expenses	7,123	9,536	5,630	7,569 (a)	29,858
Unallocated depreciation and non-capitalized property, plant and equipment expense	—	—	—	3,866 (b)	3,866

Segment income (loss)	9,357	4,468	486	(11,435)	2,876
Income tax expense				(70)	(70)
Other income, net	—	—	—	1,229	1,229
Gain on equity investments	—	—	—	413	413
Amortization of other intangible assets	—	—	—	(1,622)	(1,622)
Restructuring charges	—	—	—	(167)	(167)
Other charges	—	—	—	(3,956)	(3,956)
Stock based compensation expense	—	—	—	(10)	(10)

Net income (loss)	$9,357	$4,468	$486	$(15,618)	$(1,307)

(a)	Unallocated corporate expenses include approximately $2.1 million of salaries and benefits, $1.8 million of facilities expense, $1.7 million of professional services and $1.7 million of corporate taxes, licenses and insurance expense.
(b)	Depreciation and non-capitalized property, plant and equipment expenses may be allocated in future periods.

	Three Months Ended March 31, 2002
	Wireline	Merchant	Wireless	Corporate	Total
Revenues	$14,439	$12,125	$6,580	$—	$33,144
Operating expenses	8,322	8,762	10,061	10,031 (c)	37,176
Unallocated depreciation and non-capitalized property, plant and equipment expense	—	—	—	5,400 (d)	5,400

Segment income (loss)	6,117	3,363	(3,481)	(15,431)	(9,432)
Income tax expense		—	—	(144)	(144)
Other income, net	—	—	—	2,078	2,078
Loss on equity investments	—	—	—	(16,911)	(16,911)
Amortization of other intangible assets	—	—	—	(5,914)	(5,914)
Other charges	—	—	—	50	50
Stock based compensation expense				(3,610)	(3,610)
Cumulative effect of change in accounting principle	—	—	—	(206,619)	(206,619

Net income (loss)	$6,117	$3,363	$(3,481)	$(246,501)	$(240,502)

(c)	Unallocated corporate expenses include approximately $4.2 million of professional services (including $3.5 million of legal fees), $2.2 million of facility expense, $2.0 million of salaries and benefits and $1.8 million of corporate taxes, licenses and insurance expense.
(d)	Depreciation and non-capitalized property, plant and equipment expenses may be allocated in future periods.

11.    Recent Accounting Pronouncments

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 7 of the Notes to Condensed, Consolidated Financial Statements. Adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s financial statements.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2002. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. develops and delivers an Internet platform of software and application services to a broad range of customers that span each of our Wireline, Merchant and Wireless business units. Many of our products and application services are offered to our customers who, in turn, offer these products and application services to their customers as their own solutions. We provide our services across multiple platforms, including PCs and non-PC devices.

InfoSpace was founded in 1996. We are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We completed our initial public offering on December 15, 1998 and our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

During the period from our inception through December 31, 1996, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating significant revenues in 1997 with our wireline services. Revenues in 1998 were also primarily generated through our wireline services and we started distributing our services on wireless platforms. Throughout 1999-2002, we expanded and enhanced our products and application services through both internal development and acquisitions, and focused on deploying our Internet software and application services to merchants and on wireless platforms.

Based upon an in-depth and ongoing internal review of our operations, we have begun to take steps to streamline operations and narrow our focus to three core businesses: Search and Directory, Authorize.Net payment gateway and Wireless. We believe these businesses, which in the first quarter of 2003 generated approximately $32.7 million of revenue, have the greatest potential for long-term growth and profitability. Businesses falling outside of these areas have been consolidated into a single operating unit, called Enterprise Solutions. This business unit is being positioned for future disposition or exit. In the first quarter of this year, these businesses generated approximately $3.9 million in revenue. Revenue from the Enterprise Solutions unit will likely decline throughout the year as we exit or dispose of the businesses within the unit.

We expect to change our segment reporting going forward to better reflect the performance of our reorganized company. Beginning in the second quarter of 2003, we expect the new segments to be: Search & Directory, Authorize.Net, Wireless, and Enterprise Solutions. As a result of our narrowed business focus and the exiting of certain businesses, current and past financial performance may not be indicative of future financial performance. Given this change in our organizational structure, comparable historical results of operations for periods prior to and including to the three months ended March 31, 2003 may not be presented in future periods, as we are not certain whether it is practicable to obtain the comparable historical information.

As part of the process of redefining our focus on these core business areas, we announced a workforce reduction of approximately 115 positions in April 2003. We expect to record a corresponding restructuring charge of approximately $3 million in the three months ended June 30, 2003 related to this reduction of our workforce. Depending on the outcome of business dispositions and potential further refinements and changes to our business strategy, we may also incur additional restructuring costs in the future.

In addition, we have announced several changes to our board of directors. George Tronsrue and Vanessa Wittman recently joined our board of directors, and Naveen Jain recently resigned from our board of directors.

Company Internet Site and Availability of SEC Filings.    Our corporate Internet site is www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission. The filings can be found in the Investor Relations section of our site, and are available free of charge. Information on our Internet site is not part of the Form 10-K. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

For information about our business units, please see Item 1 “Business” of our Form 10-K for the year ended December 31, 2002.

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

The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, other-than-temporary impairment of investments and accrued contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K.

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of March 31, 2003 we have approximately $97.8 million of goodwill on our balance sheet, which primarily relates to our merchant business unit. Changes in our reporting units and dispositions of products in the enterprise solutions group could result in future impairment charges to goodwill and other intangible assets.

Other Investments

We have invested in equity securities of public and private companies for business and strategic purposes. As of March 31, 2003, the carrying value of our publicly-held and privately-held investments in equity securities was $5.3 million and $13.4 million, respectively. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The determination as to whether a decline in the fair value of a publicly-held security is other-than-temporary requires a considerable amount of judgment. However, determining whether other-than-temporary declines in the fair values of investments in the equity securities of private companies have occurred requires an even higher level of judgment due to the absence of an observable market price for the investment. We regularly review the status of our private company investees to determine whether such a decline has occurred. However, this determination involves various assumptions about the investee companies’ business prospects in addition to an understanding of their capital structure and financing developments. To the extent the companies in which we have invested experience significant business difficulties in the future, we may record additional impairment charges beyond those incurred to date.

We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review by members of management in finance and accounting. For investments in companies with publicly quoted market prices, we compare the market price to the investment’s carrying value and, if the quoted market price is less than the investment’s accounting basis for an extended period of time, generally six months, we then consider additional factors to determine whether the decline in fair value is other-than-temporary. These include the financial condition, results of operations and operating trends for each of the companies, as well as publicly available information regarding the investee companies, including reports from investment analysts. We also consider our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, specific adverse conditions causing a decline in fair value of a particular investment, conditions in an industry or geographic area, seasonal factors, recent exercise prices of option grants and, if applicable, whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, we consider similar qualitative factors and also consider the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies if available. We obtain periodic financial statements from the private company investees to assist us in reviewing relevant financial data and to assist us in determining whether such data may indicate other-than-temporary declines in fair value below the investment’s carrying value.

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 7 to our condensed consolidated financial statements for further information regarding contingencies.

Historical Results of Operations

We have incurred losses since our inception and, as of March 31, 2003, had an accumulated deficit of approximately $1.3 billion, which includes impairment and amortization of intangible assets of approximately $884 million. For the three months ended March 31, 2003, our net loss was $1.3 million, including an other charge of $4.0 million for settlement of an IRS audit, amortization of intangible assets of $1.6 million and a $413,000 gain on investments. For the three months ended March 31, 2002, our net loss was $240.5 million, including $206.6 million for the cumulative effect of a change in accounting principle, amortization of other intangible assets of $5.9 million and a $16.9 million loss on equity investments.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Revenues.    Revenues are derived from our products and application services, which are delivered to end-users on wireline, wireless and broadband platforms and to merchants principally via merchant aggregators including merchant banks. Under many of our agreements we earn revenue from a combination of our products and application services.

	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenue	Change from 2002 (in thousands)	Three months ended March 31, 2002 (in thousands)	Percentage of Total Revenue
Wireline	$16,480	45.0%	$2,041	$14,439	43.6%
Merchant	14,004	38.3%	1,879	12,125	36.6%
Wireless	6,116	16.7%	(464)	6,580	19.8%

Total	$36,600	100.0%	$3,456	$33,144	100.0%

Revenues for Wireline were $16.5 million in the three months ended March 31, 2003 compared to $14.4 million in the three months ended March 31, 2002. The increase in total Wireline revenue for the three months ended March 31, 2003, reflects increased revenue from our search products due largely to the addition of a key partner in September 2002.

Revenues for Merchant were $14.0 million in the three months ended March 31, 2003 compared to $12.1 million in the three months ended March 31, 2002. The growth in Merchant revenue for the three months ended March 31, 2003, is primarily due to growth in our Authorize.Net payment gateway business and increased revenue from our yellow page directory services.

Revenues for Wireless were $6.1 million in the three months ended March 31, 2003 compared to $6.6 million in the three months ended March 31, 2002. The decrease in wireless revenue for the three months ended March 31, 2003, primarily relates to the loss of a key customer in 2002 and continued industry pricing pressure. Additionally, we currently have a month-to-month contract with one of our key Wireless customers, which, if terminated, could result in reduced Wireless revenues in future periods.

Additional Revenue Information

From time to time, we have made investments in private and public companies for business and strategic purposes. In the normal course of business, we have entered into separate agreements to provide various promotional and other services for some of these companies. Revenues earned from companies in which we own stock are considered related party revenue, including independent service agreements entered into during the current year with companies we or Go2Net invested in during prior years. We made no new investments in public or private companies for business and strategic purposes since 2001, and have not entered into any significant new agreements with companies in which we own stock since 2001. This, along with the completion of agreements entered into in prior years, contributed to a substantial decline in related party revenues in 2003 and 2002 compared to prior years. We expect our related party revenue to continue to decrease in 2003 as additional agreements from prior years are fully amortized. We recognize revenue from our agreements with related parties on the same basis as we recognize revenue from similar agreements with unrelated parties. Related party revenue (all of which pertain to our Wireline business) was $169,000 for the three months ended March 31, 2003 compared to $607,000 for the three months ended March 31, 2002. Included in the related party revenues are approximately $134,000 and $514,000 of warrant revenue (as described below) in the three months ended March 31, 2003 and 2002, respectively.

We hold warrants and stock in public and privately held companies for business and strategic purposes. Some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined based on values negotiated by third party investors or independent appraisal. We have entered into no new agreements since 2001 whereby we received warrants as compensation, but we continued providing services for such agreements entered into during prior years. We recorded revenue in the amount of $135,000 for vesting in stock and warrants in the three months ended March 31, 2003 compared to $754,000 in the three months ended March 31, 2002. We expect warrant revenue in 2003 will decrease from the amount of warrant revenue recorded for 2002 as agreements from prior years are fully amortized.

Cost of Revenues.    Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and application services, including personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees.

	Three months ended March 31, 2003 (in thousands)	Percentage Of Total Revenue	Change from 2002 (in thousands)	Three months ended March 31, 2002 (in thousands)	Percentage of Total Revenue
Cost of Revenues	$8,164	22.3%	($1,499)	$9,663	29.2%

The absolute dollar decrease of cost of revenues for the three months ended March 31, 2003 was primarily attributable to decreased salaries and benefits resulting from our reduction of workforce in 2002 and also a reduction in depreciation expense. In the near term, the majority of our expenses in cost of revenues are fixed.

Product Development Expenses.    Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the software, application services and solutions we deliver to our customers.

	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenue	Change from 2002 (in thousands)	Three months ended March 31, 2002 (in thousands)	Percentage of Total Revenue
Product Development	$7,282	19.9%	($2,145)	$9,427	28.4%

The absolute dollar decrease for the three months ended March 31, 2003 was primarily attributable to a decrease in salaries and benefits resulting from our reduction of workforce in 2002. Generally, product development costs are not consistent with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that continued significant investments in technology are necessary to remain competitive.

Sales, General and Administrative Expenses.    Sales, general and administrative expenses consist primarily of salaries and related benefits for sales and administrative personnel, carriage fees, professional service fees, occupancy and general office expenses, business development and management travel expenses and advertising and promotion expenses.

	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenue	Change From 2002 (in thousands)	Three months ended March 31, 2002 (in thousands)	Percentage of Total Revenue
Sales, General and Administrative	$18,288	50.0%	($8,808)	$27,096	81.7%

The absolute dollar decrease for the three months ended March 31, 2003 is attributable to $1.5 million of acquisition costs related to the GiantBear asset purchase in the three months ended March 31, 2002, reduced salaries and benefits from our reduction of workforce in 2002 and reduced legal expenses. We expect sales, general and administrative expenses to remain consistent in absolute dollars in the second quarter of 2003 as compared with the first quarter of 2003.

Amortization of other intangible assets.    Amortization of definite-lived intangible assets includes amortization of core technology, customer lists and other intangibles. Amortization of intangible assets totaled $1.6 million during the three months ended March 31, 2003, compared to $5.9 million in the three months ended March 31, 2002. The absolute dollar decrease during the three months ended March 31, 2003 is attributable to a lower balance of other intangible assets in 2003 due to impairment charges in the third and fourth quarters of 2002. Other intangible assets are expected to be fully amortized by 2007 with corresponding amortization expense estimated to be $4.9 million for the remainder of 2003, $3.1 million for 2004, $1.0 million for 2005, $328,000 for 2006 and $55,000 for 2007.

Other charges.    Other charges consist of one-time costs and/or charges that are not directly associated with other operating expense classifications. We recently reached a settlement agreement with the Internal Revenue Service regarding the audit of our payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. Pursuant to the settlement agreement, we will pay $4.0 million, including interest and penalties, and be relieved of any further withholding tax liability with respect to those certain former employees. Other charges for the three months ended March 31, 2002 consist of a $50,000 reduction of the estimated liability for settlement of a litigation matter.

Restructuring charges.    In March 2003, we discontinued our in-country operations in Australia and recorded a charge of $167,000 primarily relating to the realized loss on foreign currency fluctuations due to the closure of those operations. This amount was previously classified in accumulated other comprehensive income on our condensed consolidated balance sheet.

In addition, as part of the process of redefining our focus on these core business areas, we announced a workforce reduction of approximately 115 positions in April 2003. We expect to record a corresponding restructuring charge of approximately $3 million in the three months ended June 30, 2003 related to this reduction of our workforce. Depending on the outcome of business dispositions and potential further refinements and changes to our business strategy, we may incur additional restructuring costs in the future.

Gain (loss) on Equity Investments.    Gain (loss) on equity investments consists of gains and losses from changes in the fair value of derivative instruments held, realized gains and losses on equity investments and impairment on equity investments.

Realized gains and losses on equity investments:    During the three months ended March 31, 2003, we recognized gains on the sale of equity investments of approximately $252,000. No equity investments were sold during the three months ended March 31, 2002.

Changes in fair values of derivative instruments held:    We hold warrants to purchase stock in other companies, which qualify as derivative instruments. For the three months ended March 31, 2003, we recognized a $483,000 gain from the net increase in fair value of these warrants compared to a $1.2 million loss for the three months ended March 31, 2002.

Impairment on equity investments:    We determined that the decline in value was other-than-temporary for one of our equity investments during the three months ended March 31, 2003. For the three months ended March 31, 2003, we recorded impairment charges of $322,000, compared to $15.7 million for the three months ended March 31, 2002.

Other Income, Net.    Other income, net consists primarily of interest income and totaled $1.2 million during the three months ended March 31, 2003 compared to $2.1 million in the three months ended March 31, 2002. The decrease for the three months ended March 31, 2003 was due mainly to lower interest rates received on our investments.

We continue to expect lower yields on our invested balances and expect our total interest income to be lower in 2003 compared to 2002.

Income Tax Expense.    We have recorded income tax expense of approximately $70,000 for the three months ended March 31, 2003 and $144,000 for the three months ended March 31, 2002. We expect to continue to record a tax provision for income generated from our international operations and do not anticipate recording a U.S. federal tax provision for the remainder of 2003.

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

SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. We evaluated our other intangible assets, which include core technology, customer lists and other, and determined that substantially all such assets have definite lives. As of March 31, 2003, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $252,000. This amount is included in goodwill on our unaudited condensed consolidated balance sheet as of March 31, 2003 and 2002.

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

We evaluated our goodwill for impairment during the three months ended December 31, 2002, and determined that the remaining value of the goodwill associated with the wireless business unit had been fully impaired. Accordingly, we recorded a non-cash charge for the impairment of goodwill of approximately $56.1 million. This amount was determined based on an independent valuation of our reporting units using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit. As required by SFAS No. 142, we will test our goodwill balance for impairment and may incur an impairment charge during 2003. The amount of such charge is currently indeterminable.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and marketable investments of $287.9 million, consisting of cash and cash equivalents of $159.4 million and short-term investments available-for-sale of $124.0 million, long-term investments available-for-sale of $525,000 and $4.0 million of cash held on behalf of Authorize.Net merchants. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and pledged funds

The following are our contractual commitments associated with our operating lease obligations and marketing agreements (in thousands):

	Remainder of 2003	2004	2005	2006	2007	Thereafter
Operating lease commitments, net of sublease income	$3,970	$5,410	$5,012	$4,308	$4,243	$3,023

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranty for certain of our property leases and banking arrangements. At March 31, 2003, the total amount of collateral pledged under these agreements was approximately $6.5 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2002	$4,492	$2,089	$6,581
Net change in collateral pledged	(119)	—	(119)

Balance at March 31, 2003	$4,373	$2,089	$6,462

At March 31, 2003 we were holding funds in the amount of approximately $4.0 million for and on behalf of merchants utilizing our eCheck application services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are included in both cash held for merchants and funds due to merchants on our unaudited condensed consolidated balance sheet. On average, eCheck funds are held for seven business days or longer depending on the merchant agreement. In addition, in the event of default by merchants and also to cover the seven-day settlement period for eCheck.Net transactions, InfoSpace has guaranteed up to $6.0 million of monthly ACH processing volume for eCheck.Net transactions to the originating depository financial institutions.

Cash Flows

Net cash provided (used) in operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net loss to determine cash flows from operations include depreciation and amortization, losses on equity investments, impairment of intangible assets and charges for the cumulative effect of a change in accounting principles. Net cash provided by operating activities totaled $4.8 million for the three months ended March 31, 2003. Net cash provided by operating activities in the three months ended March 31, 2003, consisted of our net loss of $1.3 million offset by changes in working capital of $1.2 million and adjustments not affecting cash flows of $4.9 million.

Net cash used by operating activities was $13.0 million for the three months ended March 31, 2002. The use of cash in operating activities for the three months ended March 31, 2002, consisted of our net loss of $240.5 million and $9.6 million of changes in working capital offset by adjustments not affecting cash flows of $237.1 million. Adjustments not affecting cash flows during the three months ended March 31, 2002, included a $206.6 million non-cash charge for the cumulative effect of adopting SFAS No. 142 and $16.9 million loss on equity investments.

Net cash provided by investing activities totaled $21.4 million for the three months ended March 31, 2003. We sold $14.7 million of short-term and long-term investments and also sold equity investments of approximately $7.8 million. We used $1.0 million to purchase fixed assets, primarily capitalized equipment. We also used approximately $270,000 in business acquisition costs for the final payment for of certain assets acquired from eCash Technologies in 2002.

Net cash used by investing activities totaled $10.0 million for the three months ended March 31, 2002. The key components of the net cash used for the three months ended March 31, 2002 were $33.2 million invested in short-term investments with a maturity of 365 days or less, $2.4 million in purchases of fixed assets and $2.5 million in business acquisition costs for the purchase of certain assets from eCash technologies. Offsetting these amounts was $28.1 million of long-term investment maturities.

Net cash provided by financing activities in the three months ended March 31, 2003 was $564,000 compared to $596,000 in the three months ended March 31, 2002. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through our employee stock purchase plan.

We believe that existing cash balances, cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments to settle pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement its business from time to time. Any such transactions, if consummated, may use a portion of our working capital. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Financial Risks Related to Our Business

We have a history of losses and expect to continue to incur operating losses, and we may not achieve profitability under generally accepted accounting principles (GAAP) or be able to sustain profitability under GAAP.

We have incurred net losses from our inception through March 31, 2003. As of March 31, 2003, we had an accumulated deficit of approximately $1.3 billion. We have not achieved profitability under GAAP and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We may in the future incur losses from the impairment of goodwill or other intangible assets, or from the impairment of the value of private and public companies that we have invested in. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. If we do achieve profitability, we may not be able to sustain it.

Our revenues are dependent on our relationships with companies who distribute our products and application services.

We provide many of our products and application services to our customers, who in turn offer them to their customers. We rely on our relationships with distribution partners, including Web portals, merchant banks and financial institutions and wireless carriers, for distribution or usage of our products and application services. In particular, certain of these agreements with our distribution partners will come up for renewal or expire during 2003. We currently have a month-to-month contract with one of our key wireless customers. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We cannot guarantee that new contracts, if any, which replace terminated contracts will be on terms as favorable to us as the prior arrangements. In particular, we are currently experiencing industry pricing pressure in our wireless business. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the costs of the relationships.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	exiting or disposing of certain businesses within the Enterprise Solutions business unit;

•	changes in the array of products and services we offer;

•	further impairment in the value of long-lived assets or the value of acquired assets including goodwill, core technology and acquired contracts;

•	our ability to attract and retain customers;

•	the loss, termination or reduction in scope of key customer relationships;

•	recognition of gains or additional losses on our investments in other companies;

•	expenditures for expansion or contraction of our operations;

•	effects of acquisitions and other business combinations by us or our customers;

•	the introduction of new or enhanced services by us, other companies that compete with us or our customers; and

•	the inability of our customers to pay us or to fulfill their contractual obligations to us.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

A substantial portion of our revenues is attributable to a small number of customers and partners, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers and partners represented 62% of our revenues for the first quarter of 2003. Overture, Verizon Information Services and Google each accounted for more than 10% of our revenues in the three months ended March 31, 2003. If we lose any of these customers or partners, or if any of these customers or partners are unable or unwilling to pay us amounts that they owe us, our financial results could materially suffer.

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

In addition, recent changes in GAAP require us to discontinue amortizing goodwill and certain intangible assets. We adopted these changes effective January 1, 2002. Under this approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets is more than its fair value. We will continue to regularly evaluate the recorded amount of our long-lived assets including acquired contracts and core technology and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters. Goodwill will be evaluated at least annually. We are unable to predict the amount, if any, of potential future impairments.

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

We regularly review our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. We determined that the decline in value of our investments was other-than-temporary for one of our investments in the three months ended March 31, 2003 and for several investments in the year ended December 31, 2002. We recognized non-cash losses totaling $322,000 in the three months ended March 31, 2003 and $20.3 million in the year ended December 31, 2002 to record these investments at their current fair values. With the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of March 31, 2003, Other investments were recorded at $18.7 million.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, we announced in May 2003 that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our three core businesses: Search and Directory, the Authorize.Net payment gateway and Wireless. Businesses falling outside of these areas have been consolidated into a single operating unit, called Enterprise Solutions, charged with positioning these businesses for future disposition or exit. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

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

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On May 5, 2003, the closing price of our common stock was $11.56. Our stock price could continue to decline or be subject to wide fluctuations in response to factors such as the following:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services, or new customer relationships by us or our competitors;

•	dispositions of business units or certain assets;

•	the loss of significant customers;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the wireless communications, Internet and online e-commerce industries;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors;

•	announcements relating to litigation and similar matters;

•	regulatory changes affecting the wireless communications, Internet and online e-commerce industries; and

•	additions or departures of key personnel.

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

We have acquired a large number of technologies and businesses in the past, and may do so in the future. Our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions typically involve potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

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

Operational Risks Related to Our Business

Our strategic direction, or that of one or more of our business units, may change as a result of our recent change in leadership, which could negatively affect our future results.

In December 2002, we announced that our board of directors named James F. Voelker to succeed Naveen Jain as our Chairman and Chief Executive Officer. In April 2003, we announced the appointment of Kathleen Rae, as President and Chief Operating Officer, David Rostov, as Chief Financial Officer, and Brian McManus, as Executive Vice President, Search and Directory.

In May 2003, we announced that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our three core businesses: Search and Directory, the Authorize.Net payment gateway and Wireless. Businesses falling outside of these areas have been consolidated into a single operating unit, called Enterprise Solutions, charged with positioning these businesses for future disposition or exit.

These changes to our business may not prove successful in the short or long term and may negatively impact our financial results. In particular, we expect to experience a decline in revenue in the short term due in part to the disposition of certain businesses, and we may incur additional charges due to restructuring or impairment of assets.

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

Furthermore, we have entered into service level agreements with certain merchant services distributors, including merchant banks, portal sites and most of our wireless customers. These agreements sometimes call for specific system up times and 24/7 support, and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under our agreements, harm our reputation and result in the loss of customers and distributors.

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

In December 2002, we announced that our board of directors named James F. Voelker to succeed Naveen Jain as our Chairman and Chief Executive Officer. In April 2003, we announced the appointment of Kathleen Rae, as President and Chief Operating Officer, David Rostov, as Chief Financial Officer, and Brian McManus, as Executive Vice President, Search and Directory.

Although all of our current executive officers have signed agreements which limit their ability to compete with us for one year after their employment with us ends, our business could be harmed if subsequent to the non-compete period one or more of them joined a competitor or otherwise decided to compete with us. Naveen Jain, our former Chairman and Chief Executive Officer, had signed a two-year non-competition agreement. In March 2003, we filed a lawsuit against Mr. Jain and other defendants for breach of their fiduciary and contractual duties owed to InfoSpace, wrongful interference with our contractual relationships and misappropriation of our trade secrets and confidential information in order to unfairly compete with us.

In May 2003, we announced that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our three core businesses: Search and Directory, the Authorize.Net payment gateway and Wireless. As part of this process, we had previously announced a workforce reduction of approximately 115 positions. Such restructuring may include additional changes to our management team and other key personnel. If we are unsuccessful in recruiting and retaining suitable replacements, or are unsuccessful in effectively managing transitions of key management employees, our business and operating results may be adversely affected.

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

As of April 30, 2003, our officers, directors and affiliated persons beneficially owned approximately 24.8% of our voting securities. Naveen Jain, our former Chairman, Chief Executive Officer and director, beneficially owned approximately 18.6% of our voting securities as of that date. None of our insiders are subject to contractual limitations on their ability to sell their shares, other than compliance with the securities laws and our policies regarding insider trading.

These stockholders, and in particular Naveen Jain, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, some of our executive officers have employment agreements that provide for accelerated vesting of options if their employment is actually or constructively terminated.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including a putative securities class action lawsuit, other securities-related litigation and claims of infringement of intellectual property rights by us. Approximately thirteen lawsuits against us are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course collection matters and intellectual property infringement claims that are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some of the claims, should they be successful. In addition, in March 2003 we filed a lawsuit against Mr. Jain and other defendants for breach of their fiduciary and contractual duties owed to InfoSpace, wrongful interference with our contractual relationships and misappropriation of our trade secrets and confidential information in order to unfairly compete with us. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against InfoSpace. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of our pending legal proceedings, see Note 7 to our consolidated financial statements.

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

Security and privacy concerns of users of online e-commerce and subscription services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions.

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

Governmental regulation and the application of existing laws e-commerce may slow business growth, increase our costs of doing business and create potential liability.

Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal money laundering regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, these rules and regulations may require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statues may result in severe penalties or restrictions on our ability to engage in online e-commerce, which could have a material adverse effect on our business.

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

In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures; in recent months, in fact, advertisers have begun to attribute less value to advertising on the Internet. Furthermore, any loss in the commercial viability of the Internet would have a significant negative impact on our wireline and merchant services. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic e-commerce our business could suffer.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2003 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submits under the Exchange Act is gathered, analyzed and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See note 7 of our consolidated financial statements.

Item 2.—Changes in Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

Not applicable with respect to the current reporting period.

Item 5.—Other Information.

Not applicable with respect to the current reporting period.

Item 6.— Exhibits and Reports on Form 8-K:

a. Exhibits

10.1	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Kathleen Rae.
10.2	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.
10.3	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov.
10.4	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus.
10.5	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Prakash Kondepudi.

99.1	Certifications of CEO and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

(i)	Current Report on Form 8-K dated January 29, 2003, filed with the SEC on January 30, 2003, with respect to the announcement of InfoSpace’s financial results for the quarter and year ended December 31, 2002, and the employment agreement with InfoSpace’s CEO, James F. Voelker, reported pursuant to Item 9.
(ii)	Current Report on Form 8-K dated February 14, 2003, filed with the SEC on February 18, 2003, with respect to the appointment of George M. Tronsrue, III to InfoSpace’s Board of Directors, reported pursuant to Item 5.
(iii)	Current Report on Form 8-K dated March 4, 2003, filed with the SEC on March 4, 2003, with respect to the announcement of InfoSpace’s annual meeting, reported pursuant to Item 5.
(iv)	Current Report on Form 8-K dated March 10, 2003, filed with the SEC on March 11, 2003, with respect to a lawsuit filed against InfoSpace’s former Chairman and CEO Naveen Jain and other parties, reported pursuant to Item 5.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David Rostov
David Rostov Chief Financial Officer

Dated:    May 15, 2003

CERTIFICATIONS

I, James F. Voelker, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

/s/	James F. Voelker
James F. Voelker
Chairman and Chief Executive Officer

I, David Rostov, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of InfoSpace, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003

/s/	David Rostov
David Rostov
Chief Financial Officer