Form 10-K/A
period 2002-12-31
INFOSPACE INC
filed 2003-05-30
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement, as amended and supplemented, for the Annual Meeting of Stockholders held on May 20, 2003 (the “Proxy Statement”).

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form  10-K for the fiscal year ended December 31, 2002. This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of restating our summary compensation table to correct certain clerical errors. This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-K.

PART III

ITEM 11.    Executive Compensation

Compensation of Executive Officers

The following table sets forth information concerning the compensation we paid to our most highly compensated executive officers during 2002:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation		Long-Term Compensation Awards
		Salary	Bonus	Restricted Stock Award(s) ($)	Securities Underlying Options(#)	All Other Compensation
James F. Voelker(1)	2002	$10,769	—	—	605,500	—
Chairman, Chief Executive Officer and former President

Naveen Jain(2)	2002	$273,250	$41,340	—	200,000	$107,043	(3)
Former Chairman and Chief Executive Officer	2001 2000	250,000 250,000	— —	— —	610,000 —	670,927 —	(4)

Edmund O. Belsheim, Jr.(5)	2002	$250,000	$33,125	—	150,000	—
Chief Administrative Officer	2001 2000	250,000 52,083	— —	$205,000 —	297,500 40,000	$490 —	(6)

Rasipuram V. (“Russ”) Arun(7)	2002	$187,500	$26,500	—	—	$837,333	(8)
Former Executive Vice President and Chief Technology Officer	2001 2000	173,750 123,333	— —	$205,000 —	185,000 49,000	6,369 —	(9)

York Baur(10)	2002	$184,375	$23,187	—	75,000	—
Former Executive Vice President, Wireline	2001	54,407	—	—	60,000	—

Jan Claesson(11)	2002	$231,250	$26,312	—	75,000	—
Former Executive Vice President, Wireless	2001	71,154	—	—	100,000	—

(1)	Mr. Voelker was appointed Chairman, Chief Executive Officer and President in December 2003. In April 2003, Kathleen Rae was appointed to succeed Mr. Voelker as President.
(2)	Mr. Jain’s employment with InfoSpace terminated in December 2002.
(3)	Consists of costs incurred by InfoSpace to provide security for Mr. Jain of $107,043.
(4)	Consists of $663,668 in costs incurred by InfoSpace to provide security for Mr. Jain, $6,769 for InfoSpace’s contribution to the Venture Fund prior to dissolution and $490 of reimbursed parking expenses.
(5)	During 2002, Mr. Belsheim served as Chief Operating Officer and President.
(6)	Consists of reimbursed parking expenses.
(7)	Mr. Arun’s employment with InfoSpace terminated in January 2003.
(8)	Consists of cash payment to cover tax liability resulting from forgiveness of debt.
(9)	Consists of $6,369 for InfoSpace’s contribution to the Venture Fund prior to dissolution.
(10)	Mr. Baur served as Executive Vice President, Wireline through April 2003 and remains employed with InfoSpace.
(11)	Mr. Claesson’s employment with InfoSpace terminated in April 2003.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15 is amended to add the following exhibits:

Number	Description

99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATIONS

Principal Executive Officer

I, James F. Voelker, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of InfoSpace, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: May 28, 2003

/s/ JAMES F. VOELKER
James F. Voelker Chairman and Chief Executive Officer

Principal Financial Officer

I, David Rostov, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of InfoSpace, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: May 28, 2003

/s/ David Rostov
David Rostov Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 28th of May 2003.

INFOSPACE, INC.

By:	/S/ JAMES F. VOELKER
James F. Voelker, Chief Executive Officer and Chairman
Date:	May 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. VOELKER James F. Voelker	Chairman and Chief Executive Officer (Principal Executive Officer)	May 28, 2003

/s/ DAVID ROSTOV David Rostov	Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2003

/s/ EDMUND O. BELSHEIM JR.* Edmund O. Belsheim Jr.	Chief Administrative Officer and Director	May 28, 2003

/s/ JOHN E. CUNNINGHAM, IV* John E. Cunningham, IV	Director	May 28, 2003

Richard D. Hearney	Director

/s/ RUFUS W. LUMRY, III* Rufus W. Lumry, III	Director	May 28, 2003

Lewis M. Taffer	Director

/s/ GEORGE M. TRONSRUE III* George M. Tronsrue III	Director	May 28, 2003

Vanessa Wittman	Director	May 28, 2003

*By:	/s/ JOHN M. HALL
John M. Hall Attorney-in-Fact

INDEX TO EXHIBITS

Number	Description

99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002