Form 10-Q
period 2003-06-30
INFOSPACE INC
filed 2003-08-14
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, Par Value $.0001	31,277,810

INFOSPACE, INC.

FORM 10-Q

Part I—Financial Information

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$134,125	$136,672
Short-term investments, available-for-sale	166,915	138,895
Marketable securities	1,216	—
Accounts receivable, net of allowance of $1,057 and $1,178	21,919	21,027
Notes and other receivables, net of allowance of $12,197 and $12,235	7,460	6,442
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	4,344	2,921

Total current assets	349,193	319,171
Long-term investments, available-for-sale	105	651
Property and equipment, net	18,488	26,252
Other long term assets	637	659
Other investments	1,484	25,836
Goodwill	97,899	97,844
Other intangible assets, net	7,738	10,983

Total assets	$475,544	$481,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,846	$4,688
Funds due to merchants	3,857	2,516
Accrued expenses and other current liabilities	25,168	15,570
Short-term deferred revenue	9,434	9,169

Total current liabilities	42,305	31,943
Long-term deferred revenue	1,243	1,317

Total liabilities	43,548	33,260
Contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—Authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—Authorized, 900,000,000 shares; issued and outstanding, 31,229,857 and 30,957,371 shares	3	3
Additional paid-in capital	1,704,976	1,704,123
Accumulated deficit	(1,273,774)	(1,255,975)
Deferred expense—warrants	—	(39)
Unearned compensation	(53)	(543)
Accumulated other comprehensive income	844	567

Total stockholders’ equity	431,996	448,136

Total liabilities and stockholders’ equity	$475,544	$481,396

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues (including related party revenues of $13, $696, $183 and $1,509, respectively)	$38,334	$33,266	$74,934	$66,410

Operating expenses:
Cost of revenues	7,394	9,721	15,558	19,384
Product development	5,513	9,516	12,795	18,943
Sales, general and administrative	21,777	22,691	40,065	49,787
Amortization of other intangible assets	1,623	5,750	3,245	11,664
Other	1,351	849	5,307	799
Restructuring charges	10,463	—	10,630	—

Total operating expenses	48,121	48,527	87,600	100,577

Loss from operations	(9,787)	(15,261)	(12,666)	(34,167)
Loss on equity investments	(12,427)	(345)	(12,014)	(17,256)
Other income, net	5,659	1,981	6,888	4,059

Loss before income tax benefit (expense) and cumulative effect of change in accounting principle	(16,555)	(13,625)	(17,792)	(47,364)
Income tax benefit (expense)	63	(96)	(7)	(240)

Loss before cumulative effect of change in accounting principle	(16,492)	(13,721)	(17,799)	(47,604)
Cumulative effect of change in accounting principle	—	—	—	(206,619)

Net loss	$(16,492)	$(13,721)	$(17,799)	$(254,223)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle	$(0.53)	$(0.45)	$(0.57)	$(1.56)
Cumulative effect of change in accounting principle	—	—	—	(6.76)

Basic and diluted net loss per share	$(0.53)	$(0.45)	$(0.57)	$(8.32)

Shares used in basic and diluted net loss per share calculations	31,153	30,627	31,067	30,572

Comprehensive loss:
Net loss	$(16,492)	$(13,721)	$(17,799)	$(254,223)
Foreign currency translation adjustment	366	334	557	1,956
Unrealized loss on investments	(387)	(1,101)	(448)	(1,400)

Comprehensive loss	$(16,513)	$(14,488)	$(17,690)	$(253,667)

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(17,799)	$(254,223)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	10,423	21,635
Warrant and stock related revenue	(135)	(1,393)
Warrant and stock-based compensation expense	305	5,314
Bad debt recovery	(74)	(251)
Loss on equity investments	12,014	17,256
Other	(46)	—
Loss on disposal of assets	278	314
Gain on sale of non-core services	(113)	—
Asset impairment restructuring charge	2,059	—
Cumulative effect of change in accounting principle	—	206,619
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(897)	(10,521)
Notes and other receivables	(972)	1,464
Prepaid expenses and other current assets	(1,423)	318
Other long-term assets	22	486
Accounts payable	(842)	(3,033)
Funds due to merchants	1,341	1,153
Accrued expenses and other current liabilities	10,425	(5,085)
Deferred revenue	326	(2,142)

Net cash provided (used) by operating activities	14,892	(22,089)
Investing activities:
Business acquisitions	(270)	(2,512)
Purchase of intangible assets	(55)	(100)
Purchases of property and equipment	(1,690)	(3,986)
Proceeds from the sale of non-core services	220	—
Proceeds from the sale of equity investments	11,131	—
Short-term investments, net	(28,398)	(38,742)
Long-term investments, net	546	42,981

Net cash used by investing activities	(18,516)	(2,359)
Financing activities:
Proceeds from exercise of stock options	603	61
Proceeds from issuance of stock through employee stock purchase plan	474	549

Net cash provided by financing activities	1,077	610

Net decrease in cash and cash equivalents	(2,547)	(23,838)
Cash and cash equivalents:
Beginning of period	136,672	118,561

End of period	$134,125	$94,723

Supplemental disclosure of non-cash activities:
Non-cash activities resulting from purchase transactions:
Common stock issued	$—	$1,895
Net assets acquired	—	1,910

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

InfoSpace, Inc. (the Company or InfoSpace) is a diversified technology and services company. During the three months ended June 30, 2003, based on a review of the Company’s operations, the Company narrowed its focus to three businesses: Search and Directory, Payment Solutions and Wireless. Products, services or assets outside of those areas are in the process of being sold or disposed. The Company develops and markets innovative technology solutions for a broad range of customers ranging from consumers to merchants to wireless operators, content providers and financial institutions.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

To estimate compensation expense, which would be recognized under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	Employee Stock Option Plans				Employee Stock Purchase Plan
Risk-free interest rate	2.46%	4.91%	2.48%	4.91%	1.66%	3.47%	1.66%	3.47%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	86%	123%	88%	123%	92%	109%	92%	109%
Expected life	5 years	5 years	5 years	5 years	6 months	6 months	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net losses for the three and six months ended June 30, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Three months ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss as reported	$(16,492)	$(13,721)	$(17,799)	$(254,223)
Stock based compensation, as reported	296	1,364	268	4,906
Pro forma stock based compensation determined under fair value based method for all awards	(6,700)	(11,935)	(6,736)	(35,899)

Pro forma net loss under fair value method for all stock based awards	$(22,896)	$(24,292)	$(24,267)	$(285,216)

Basic and diluted net loss per share, as reported	$(0.53)	$(0.45)	$(0.57)	$(8.32)
Pro forma basic and diluted net loss per share	$(0.73)	$(0.79)	$(0.78)	$(9.33)

3. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prescribes a periodic impairment test of goodwill, which the Company completed during the three months ended March 31, 2002 and determined that a portion of the value of its recorded goodwill was impaired as of January 1, 2002. Accordingly, the Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as an impairment of goodwill. This amount was determined based on an independent valuation of the Company’s business units as of January 1, 2002 using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each business unit that the Company previously reported as segments.

Other intangible assets consisted of the following (in thousands):

	June 30, 2003			December 31, 2002
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Core technology	$32,878	$(29,740)	$3,138	$32,878	$(29,024)	$3,854
Customer lists	8,587	(5,654)	2,933	8,587	(4,791)	3,796
Other	6,667	(5,000)	1,667	6,667	(3,334)	3,333

Total	$48,132	$(40,394)	$7,738	$48,132	$(37,149)	$10,983

Other intangible assets are scheduled to be fully amortized by 2007 with corresponding amortization expense estimated to be $3.2 million, $3.1 million, $1.0 million, $328,000 and $55,000 for the remainder of 2003 and years 2004, 2005, 2006 and 2007, respectively.

4. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of outstanding stock options and warrants (using the treasury stock method). Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share, as they were antidilutive. Options and warrants to purchase a total of 7,052,143 shares of common stock were excluded from the calculation of diluted loss per share for the six months ended June 30, 2003. Options and warrants to purchase 6,661,649 shares were excluded from the calculations of diluted loss per share for the six months ended June 30, 2002.

5. Marketable Securities and Other Investments

The Company has invested in equity investments of public and privately held companies for business and strategic purposes. During the six months ended June 30, 2003, the Company sold a significant portion of its investments in publicly traded companies, resulting in a loss on equity investments of $684,000 and $2.1 million and proceeds of $3.3 million and $4.4 million in the three and six months ended June 30, 2003, respectively. The Company intends to sell its remaining publicly traded securities. As of June 30, 2003, all of the Company’s investments in publicly held securities, including both shares of common stock and warrants to purchase shares common stock, are included in Marketable Securities. Investments in companies whose securities are not publicly traded continue to be included in Other Investments.

The Company does not exercise significant influence over the operating or financial policies of any of the companies in which it has invested, and therefore accounts for such investments under the cost method. The Company accounts for its equity investments in public companies in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review by members of senior management in finance and accounting. For investments with publicly quoted market prices, the Company compares the market price to the Company’s accounting basis and, if the quoted market price is less than the Company’s accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other-than-temporary, such as the financial condition, results of operations and operating trends for the investee company. The Company also reviews publicly available information regarding the investee companies, including reports from investment analysts. The Company also evaluates whether: 1) the Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors as noted above and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

The Company determined that there had been an other-than-temporary impairment of certain of its investments in privately held companies and recorded a loss of $11.9 million and $12.2 million during the three and six months ended June 30, 2003, respectively, to adjust these investments to their fair values as of June 30, 2003. Additionally, during the six months ended June 30, 2003, the Company sold one of its investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million.

As of June 30, 2003, the Company’s publicly held and privately held investments were $1.2 million and $1.5 million, respectively. Gain (Loss) on Marketable Securities and Other Investments for the three and six months ended June 30, 2003 and 2002 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss on sales of investments	$(684)	$—	$(432)	$—
Other-than-temporary investment impairments	(11,871)	(174)	(12,193)	(15,893)
Increase (decrease) in fair value of warrants	128	(171)	611	(1,363)

Net loss on investments	$(12,427)	$(345)	$(12,014)	$(17,256)

6. Payroll Taxes

On June 30, 2003, the Company had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, a former officer of the Company exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from a merger involving the Company, the former officer was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. The Company, therefore, returned the federal income tax withholding to the employee and filed an amendment to its payroll tax return to request the tax refund. The Company’s payroll tax returns for the year 2000 are being audited by the Internal Revenue Service (IRS). As part of this audit, the IRS is currently reviewing our refund claim of the $13.2 million in payroll taxes. The Company believes that it has meritorious arguments under the Internal Revenue Code and applicable regulations to recover this refund from the IRS, however, there can be no assurance regarding the timing, structure or extent of the Company’s recovery of this tax receivable. The IRS has not issued its final audit report.

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. The company recorded a charge of $4.0 million, which includes penalties and estimated interest, during the three months ended March 31, 2003. Pursuant to the settlement agreement, the Company is relieved of any further withholding tax liability with respect to those certain former employees.

7. Contingencies

Litigation:

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its former chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court has appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company’s former chief financial officer as a defendant. On April 8, 2002, the Company filed a motion to dismiss the complaint for failure to state a claim. An amended complaint was filed on May 9, 2002 adding Merrill Lynch & Co., Inc. and one of its analysts as defendants; on July 2, 2002, the Company filed a new motion to dismiss the amended complaint for failure to state a claim. On October 11, 2002, the Multidistrict Litigation Panel issued an order transferring the case to the Southern District of New York for pre-trial proceedings to be consolidated with the other various claims pending against Merrill Lynch. On March 25, 2003, the Court granted the Company’s motion to sever and transfer the case back to the Western District of Washington. The Company anticipates that plaintiffs will respond by filing a second amended complaint in the Western District of Washington. The Company believes that it has meritorious defenses to plaintiffs’ claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County. The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company; entities related to several of the individual defendants; and the Company’s auditor. The Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, that certain defendants were unjustly enriched by engaging in insider trading, and that certain defendants breached their fiduciary duties in connection with the Go2Net Inc., Prio, Inc, and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust as well as monetary damages. The complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (SLC), with the assistance of independent legal counsel, conducted an investigation relating to the complaint allegations, and on March 22, 2002 filed a motion to terminate this derivative action. Plaintiff opposed the SLC’s motion and a hearing on the motion occurred on November 15, 2002. On December 6, 2002, the court issued to the SLC and plaintiff a sealed letter ruling relating to the motion to terminate. Plaintiff subsequently filed, under seal, a motion for reconsideration. On May 15, 2003, the court entered an order on the motion to terminate and the motion for reconsideration. The court terminated the breach of fiduciary duty claims regarding the merger with Prio, Inc. and terminated the claims against one defendant and his related entities. The court stayed the case as to the remaining claims. On June 17, 2003, the SLC filed a motion for discretionary review in the Washington Court of Appeals requesting appellate review of the trial court’s order on the motion to terminate. Plaintiff opposed the SLC’s motion for discretionary review, and a hearing on the motion occurred on August 1, 2003. To date, the Court of Appeals has not entered an order on the motion.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of the State of Washington (King County) entitled InfoSpace Inc. v. Naveen Jain, et al. The complaint names as defendants Jain, the Company’s former chief executive officer and chairman; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and have misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The Company seeks injunctive relief and monetary damages in an amount to be proven at trial. On May 20, 2003, the Court issued an oral decision denying the Company’s motion for preliminary injunction against Jain, Marcus and Intelius. On March 24, 2003, Intelius filed its answer to the Company’s complaint underlying the motion for a preliminary injunction, denying the Company’s claims and asserting various counterclaims against the Company including breach of fiduciary duty, defamation and unfair competition. The Company believes that it has meritorious defenses to these claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington for King County seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. On August 6, 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial for this case commenced on August 7, 2002; on August 30, 2002, the jury returned a verdict in favor of Go2Net on its WSA claim. On January 3, 2003, the judge entered a judgment pursuant to which Mr. Molino owes Go2Net $1.2 million plus interest at 12% per annum from December 31, 2002. Molino is appealing the judgment. The Company has not recorded an asset for any amounts to be received related to this matter based on the uncertainty of the ultimate collectibility of any judgment in the Company’s favor.

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

On December 5, 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company’s current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages in the amount of $100 million. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice three of the defendants, who are current or former directors of InfoSpace, from the action. Discovery is ongoing and trial is scheduled for December 12, 2003. The Company believes it has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 3, 2003, a complaint entitled Microcell Capital II Inc., et. al. v. InfoSpace.com, Inc, et. al. was filed in the Delaware Court of Chancery for New Castle County. The complaint names as defendants the Company and certain of the Company’s current and former officers and directors. It asserts various claims for alleged violations of state law in connection with the Company’s purchase of stock of Saraide and alleged events thereafter. The complaint purports to style these claims both as direct claims on behalf of the plaintiffs, and in the alternative as purported derivative claims on behalf of Saraide. The complaint seeks both equitable relief and monetary damages in an unspecified amount. The Company and certain other defendants have answered the complaint, and have filed a third party complaint for contribution or indemnification against certain directors of Saraide. The Company believes that it has meritorious defenses to the claims asserted against it, but litigation is inherently uncertain and the Company may not prevail in this matter.

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and its former Chief Executive Officer as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Washington Securities Act . The amended complaint seeks damages that the plaintiff estimates to be $127.8 million. The Company believes it has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

In September 2001, a complaint entitled Dreiling v. Kellett, et al. was filed in the United States District Court for the Western District of Washington. The complaint sought recovery of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain, former executives of the Company, and certain Jain trusts as defendants. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million; the Court approved that settlement and awarded to plaintiff’s counsel fees and costs of 25% of the settlement amount with the balance of the settlement accruing to the Company. The Company recognized a gain of $4.1 million during the three months ended June 30, 2003 on this settlement, of which $1.1 million has been received as of June 30, 2003, with the balance to be paid in February 2004. On May 14, 2003, the Court granted plaintiff’s motion for summary judgment against the Jain defendants; the Court has not yet entered a final order on the judgment.

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

Other Contingencies:

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and a bank guaranty for certain of its property leases. On June 30, 2003, the total amount of collateral pledged under these agreements was approximately $6.1 million.

At June 30, 2003, the Company was holding funds in the amount of approximately $3.9 million for and on behalf of merchants utilizing the Company’s electronic check (“eCheck”) application services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are presented as Cash held for merchants and Funds due to merchants on the Company’s unaudited condensed consolidated balance sheets. In addition, InfoSpace has guaranteed up to $6.0 million to the originating depository financial institutions in the event of default by eCheck merchants for amounts due resulting from ACH processing.

8. Related Party Transactions

Revenues earned from companies in which the Company owns stock are considered related party revenues, including independent agreements entered into during the current year with companies that InfoSpace or Go2Net invested in during prior years. From time to time, in the normal course of business, the Company has entered into agreements to provide various promotional services for companies in which the Company previously made an investment. Since 2001, the Company has made no new investments in public or private companies, and has not entered into any significant new contracts with companies in which it owns stock. For the three and six months ended June 30, 2003, related party revenue was $13,000 and $183,000, respectively, compared to $696,000 and $1.5 million for the three and six months ended June 30, 2002.

9. Restructuring Charges

In April 2003, the Company announced a reduction in its workforce and, as part of the workforce reduction, consolidated its corporate facilities. The Company recorded $10.5 million in charges relating to those restructuring activities in the three months ended June 30, 2003. The restructuring charges consist of $3.9 million in employee severance and other separation charges, a $4.3 million charge related to its excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, and $405,000 of lease termination costs. The estimated future excess facilities cost is based on reducing the present value of future committed lease payments of $8.1 million by estimated sublease rental income, net of estimated sublease costs. If the Company is unsuccessful in subleasing the facilities, if it takes longer than expected to find a suitable tenant to sublease the facilities, if operating lease rental rates continue to decrease, or if other estimates and assumptions change, the actual loss could vary materially from this estimate. During the three months ended March 31, 2003, a restructuring charge of $167,000 was recorded which primarily related to the realized loss on foreign currency fluctuations due to the closure of the Australia operations. As of June 30, 2003, the accrued liability associated with restructuring related charges was $5.2 million, and restructuring charges and payments in the six months ended June 30, 2003 consisted of the following (in thousands):

	Employee Separation	Excess Facilities	Lease Termination	Property and Equipment	Other	Total
Balance at December 31, 2002	$70	$315	$—	$—	$—	$385
Costs charged to expense	19	—	—	—	148	167
Payment or reduction of expense	(32)	(145)	—	—	(148)	(325)

Balance at March 31, 2003	57	170	—	—	—	227
Costs charged to expense	3,876	4,291	405	1,891	—	10,463
Payment or reduction of expense	(3,032)	(126)	(405)	(1,891)	—	(5,454)

Balance at June 30, 2003	$901	$4,335	$—	$—	$—	$5,236

10. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

During the first quarter of 2002, the Company began presenting information internally to its chief operating decision maker in three reportable business units: Wireline, Merchant and Wireless, which were also its operating segments in accordance with SFAS No. 131.

During the second quarter of 2003, the Company narrowed its focus to three businesses: Search and Directory, Payment Solutions, and Wireless. Products, services or assets outside of these areas are in the process of being sold or disposed. As a result of the reorganization, during the second quarter of 2003, the Company changed the way it presents the financial information of its business units to its chief operating decision maker to better reflect how it measures the operating performance of its business units, which are its new operating segments in accordance with SFAS No. 131. For each segment, the historical financial results for the first quarter of 2002 through the first quarter of 2003 are presented in a manner consistent with the Company’s new reportable segments, which required the Company to allocate historical costs by each segment based on the manner in which the Company currently operates. The revised financial information for the new segments was based on management’s estimates and assumptions for comparative purposes, it is not indicative of how the Company managed its business or operated the segments in the past, and is different than the segment results previously presented.

The Company measures the results of its reportable segments based on operating income or loss before depreciation, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle. This measure is referred to as segment income (loss). Certain indirect expenses are allocated to the reportable business units based on internal usage measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net loss for each of the quarters in the period ended June 30, 2003 and the year ended December 31, 2002 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended March 31, 2003	Three Months Ended		Six months ended
		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Search and Directory
Revenue	$20,354	$21,421	$16,253	$41,775	$33,459
Operating expense	8,181	9,664	8,564	17,845	17,547

Segment income	12,173	11,757	7,689	23,930	15,912

Payment Solutions
Revenue	6,316	6,647	5,197	12,963	9,942
Operating expense	5,061	5,349	4,807	10,410	9,409

Segment income	1,255	1,298	390	2,553	533

Wireless
Revenue	6,116	6,857	7,473	12,973	14,053
Operating expense	5,482	4,820	8,638	10,302	18,354

Segment income (loss)	634	2,037	(1,165)	2,671	(4,301)

Non-Core Services
Revenue	3,814	3,409	4,343	7,223	8,956
Operating expense	2,294	1,687	2,389	3,981	4,700

Income	1,520	1,722	1,954	3,242	4,256

Total
Total segment revenue	36,600	38,334	33,266	74,934	66,410
Total segment operating expense	21,018	21,520	24,398	42,538	50,010

Total segment income	15,582	16,814	8,868	32,396	16,400

Corporate
Operating expense	9,117	9,587	12,393	18,704	28,137
Depreciation	3,599	3,577	5,137	7,176	9,967
Amortization of other intangible assets	1,622	1,623	5,750	3,245	11,664
Restructuring charges	167	10,463	—	10,630	—
Other	3,956	1,351	849	5,307	799
Loss (gain) on investments, net	(413)	12,427	345	12,014	17,256
Other income, net	(1,229)	(5,659)	(1,981)	(6,888)	(4,059)
Income tax expense (benefit)	70	(63)	96	7	240
Cumulative effect of changes in accounting principle	—	—	—	—	206,619

	(16,889)	(33,306)	(22,589)	(50,195)	(270,623)

Total Consolidated Net Loss	$(1,307)	$(16,492)	$(13,721)	$(17,799)	$(254,223)

	Three Months Ended				Year Ended December 31, 2002
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Search and Directory
Revenue	$17,206	$16,253	$15,901	$19,175	$68,535
Operating expense	8,983	8,564	6,468	7,860	31,875

Segment income	8,223	7,689	9,433	11,315	36,660

Payment Solutions
Revenue	4,745	5,197	5,340	5,888	21,170
Operating expense	4,602	4,807	4,719	5,276	19,404

Segment income	143	390	621	612	1,766

Wireless
Revenue	6,580	7,473	8,501	6,652	29,206
Operating expense	9,716	8,638	6,861	6,211	31,426

Segment income (loss)	(3,136)	(1,165)	1,640	441	(2,220)

Non-Core Services
Revenue	4,613	4,343	3,829	4,446	17,231
Operating expense	2,311	2,389	1,753	2,309	8,762

Income	2,302	1,954	2,076	2,137	8,469

Total
Total segment revenue	33,144	33,266	33,571	36,161	136,142
Total segment operating expense	25,612	24,398	19,801	21,656	91,467

Total segment income	7,532	8,868	13,770	14,505	44,675

Corporate
Operating expense	15,744	12,393	12,135	10,776	51,048
Depreciation	4,830	5,137	4,661	4,436	19,064
Impairment of goodwill and other intangible assets	—	—	15,474	60,911	76,385
Amortization of other intangible assets	5,914	5,750	3,120	2,091	16,875

Restructuring charges	—	—	1,056	758	1,814
Other	(50)	849	22	3,346	4,167
Loss (gain) on investments, net	16,911	345	5,532	(1,848)	20,940
Other income, net	(2,078)	(1,981)	(1,706)	(1,652)	(7,417)
Income tax expense	144	96	93	97	430
Cumulative effect of changes in accounting principle	206,619	—	—	—	206,619

	(248,034)	(22,589)	(40,387)	(78,915)	(389,925)

Total Consolidated Net Loss	$(240,502)	$(13,721)	$(26,617)	$(64,410)	$(345,250)

11. Subsequent Events

In July 2003, the Company sold certain non-core services and assets with aggregate proceeds of $2.9 million of which $2.2 million was in cash and the balance is to be received in future periods. The gross proceeds from the sale, coupled with unamortized deferred revenues, will result in a gain of approximately $3.0 million.

In August 2003, the Company made an offer to settle a pending litigation matter. As a result, the Company recorded an estimated charge of $1.5 million in the Statement of Operations in the three months ended June 30, 2003. The parties have not formally accepted the settlement offer and there can be no assurance that this settlement amount will be accepted.

12. Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has applied the provisions of SFAS No. 146 to its exit or disposal activities initiated after December 31, 2002, including those discussed in Note 9 to these Condensed Consolidated Financial Statements, as required by SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 7 of the Notes to these Condensed Consolidated Financial Statements. Adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s financial statements.

In November 2002, the FABS’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into after July 1, 2003. The Company is in the process of evaluating the impact of the Issue.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company currently does not believe that any entities will be consolidated as a result of Interpretation No. 46, or that it will have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how the Company would classify and measure financial instruments with characteristics of both liabilities and equity and requires the Company to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that the Company can or must settle by issuing equity shares, depending on the nature of the relationship established between the Company and a holder of its stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

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

Overview

InfoSpace is a technology and services company principally comprised of the following businesses: Search and Directory, Payment Solutions and Wireless. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We completed our initial public offering on December 15, 1998 and our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

Prior to 1997, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating significant revenue in 1997 with our on-line services. Revenues in 1998 were also primarily generated through our on-line services. Throughout 1999-2002, we expanded and enhanced our products and application services through both internal development and acquisitions, and focused on deploying our Internet software and application services to customers. We also added delivery of products and services for the wireless industry.

Based on an internal review of our operations in the first half of 2003, we reorganized around three businesses: Search and Directory, Payment Solutions and Wireless. These businesses generated approximately $67.7 million of revenue in the first six months of 2003. Existing products or services outside of these areas (referred to as non-core services) are being sold or positioned for disposition. During the six months ended June 30, 2003, non-core services generated approximately $7.2 million in revenue. This revenue will decline significantly throughout the year as we exit or dispose of these products and services.

Beginning the second quarter of 2003, we changed our segment reporting to better reflect the performance of our reorganized company. Our new segments are Search and Directory, Payment Solutions and Wireless. As a result of our narrowed business focus and the exiting of certain businesses, current and past financial performance may not be indicative of future financial performance. Given this change in our organizational structure, for each segment, the historical financial results for the first quarter of 2002 through the first quarter of 2003 are presented in a manner consistent with our new reporting segments, which required us to allocate historical costs to each segment based on the manner in which we currently operate. The revised financial information for the new segments was based on management’s estimates and assumptions for comparative purposes, is not indicative of how the Company managed its business or operated the segments in the past, and is different than the segment results previously presented.

SEARCH AND DIRECTORY

Our Search and Directory properties are designed to enable Internet users to locate information, merchants, individuals and products on-line. We offer our Search and Directory services through our own Web sites, InfoSpace.com, Dogpile.com, Webcrawler.com and MetaCrawler.com, as well as through the Web sites of our distribution partners. Customer versions of our Search and Directory services are generally private-labeled and delivered with each customer’s design and logo specifications.

Revenue growth in Search and Directory is primarily determined by two key drivers: the number of paid searches or queries and the price per paid search or query. Generally, each time a user “clicks” on a commercial search result or views a directory listing, the search engine or listing provider that provided the result pays us a fee. Including both our Search and Directory businesses, we generated an aggregate of approximately 136 million paid searches and queries during the second quarter ended June 30, 2003. Average paid revenue per paid search or query for the second quarter of 2003 was approximately $0.13.

Search

Our Search properties enable Internet users to locate relevant information, merchants and products on-line. We provide a comprehensive, fast and easy search experience by delivering results from leading search engines, including Overture and Google, among others. Our search offerings differ from most other mainstream search services in that they implement “meta-search” technology that selects results from several search engines. We offer our search services through our own Web sites, as well as through the Web sites of our distribution partners including WebSearch.com, Verizon Online, Cablevision, Copernic Technologies and others.

In addition to generating revenue based on paid searches or queries, we also generate revenue from our search properties by offering advertisers a variety of targeted tools for promoting their products to our user base. Types of advertising range from banner ads to keyword products. In our keyword advertising products, an advertisement is displayed when users are searching for information related to the advertised product or service. For example, a jewelry store could pay us to display its ad when a user queries the words “anniversary gift.” Advertisers typically pay us based on the number of paid searches on their advertisements or on the number of times their advertisement is displayed or viewed.

We compete against major Internet portals and other providers of Web search and related search services. We also compete against alternative advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

Directory

Our Directory services include on-line yellow and white page services. InfoSpace Directory properties help Internet users find local and national merchants in the U.S., as well as individuals. With our Directory products, users can identify local or national businesses, locate contact information for friends and associates, or search for items to buy, sell, or rent. We offer our Directory services directly through our own Web sites, as well as through distribution relationships. For yellow pages, our two largest distributors are AT&T’s Anywho.com and WhitePages.com. For white pages, our primary distribution partners are AOL and MSN.

Our yellow page services allow on-line users to find telephone, address and other information on merchants. We strive to provide on-line and “brick-and-mortar” merchants with a Web yellow pages listing that is targeted to consumers looking specifically for the products and services that those merchants offer. We obtain the underlying directory listings primarily through our relationship with Verizon Information Services.

Our white pages service enables on-line users to find basic telephone and address information, as well as more detailed information, on individuals. In the white pages market, we have relationships with U.S. advertisers related to people, location, information and verification services, and derive substantially all of our revenue from these advertisers.

To augment our white pages advertising business, in 2002 we began offering a subscription service that, for a fee, allows consumers and businesses to gain detailed information about people from public record data sources. The service is marketed under the brand name PublicRecords.com.

Our Directory services compete against major Internet portals, print and on-line directories from the Regional Bell Operating Companies (“RBOCs”) and independent Web-based directories. We also compete against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising media market.

PAYMENT SOLUTIONS

Payment Solutions offers products and services, marketed under the Authorize.Net brand, focused exclusively in the e-commerce segment of the U.S. credit card transaction processing market. Our Authorize.Net payment gateway provides credit card and electronic check solutions to e-commerce, phone and mail order companies that process orders for goods and services over the Internet. We connect small and medium-sized businesses to large credit card processors and banking organizations, thereby enabling those businesses to accept electronic payments. Our Authorize.Net service provides transmission of transaction data over the Internet and manages submission of this payment information to the credit card processors.

We earn revenue from our merchants on a monthly subscription fee basis, which may include a certain number of transactions. In addition, we typically receive a fee for each transaction we facilitate. At June 30, 2003, our payment processing platform had approximately 83,000 active credit card merchant accounts, with an average monthly revenue of approximately $23.40 per merchant during the second quarter of 2003.

Our payment processing services are available directly through Authorize.Net, as well as through our merchant bank partners, such as Wells Fargo, and Independent Sales Organizations (“ISOs”).

Competitors in the payment gateway industry include payment processors, other payment gateways, ISOs and in-house payment solutions.

WIRELESS

We develop, deliver and support wireless data solutions designed to make it possible for wireless carriers, such as Cingular Wireless and T-Mobile, and content providers, such as the Associated Press and AccuWeather, to develop, deliver and monetize mobile data services across multiple devices. Our service offering allows our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to various mobile devices, including cell phones and personal digital assistants (“PDAs”).

We generate revenue primarily on a per-subscriber or per-message fee basis. As of June 30, 2003, we had relationships with over 30 wireless customers, including many leading carriers, such as Cingular Wireless, T-Mobile, AT&T Wireless and Virgin Mobile.

Our products are primarily focused in two areas: Mobile Applications and Mobile Applications Solutions.

Mobile Applications.

We provide a suite of mobile applications across a range of delivery standards. Our Mobile Applications are “multi-channel” in that they may be accessed and presented on a range of wireless and desktop devices and delivered via a variety of mobile technologies including Short Messaging Service (“SMS”) and Multimedia Messaging Service (“MMS”), Wireless Application Protocol (“WAP”) and WAP-push, and Binary Runtime Environment for Wireless (“BREW”) and Java2 Platform, Micro Edition (“J2ME”). Our Mobile Applications fall into two product areas:

•	Content Applications. We offer carriers a broad range of content applications including news, finance, sports, weather, fun and dating, jokes, horoscopes and trivia. Much of this content is offered through partnerships with outside brands such as AP Digital, a division of the Associated Press, SportsTicker, AccuWeather.com and Astrology.com. In addition, we offer service packages designed to appeal to the unique needs and interests of specific segments such as teens and young adults, and mobile professionals.

•	Messaging. Our wireless messaging offers carriers a single interface, private-labeled for their brand, that provides subscribers with access to email, calendars and directories, using any Internet-connected or wireless device.

We also offer our carrier partners solutions to enhance service provisioning and marketing. We enable service provisioning via a wide range of interfaces, including Hypertext Mark-up Language (“HTML”), WAP and Two-way SMS.

Mobile Application Solutions.

Our Mobile Application Solutions provide infrastructure offerings and tools that allow carriers, content providers and others, such as corporate marketers and online communities, to create, package, purchase, deliver, support and evaluate mobile applications offerings across multiple networks and devices.

Our Mobile Applications Solutions also include wholesale SMS/MMS delivery services that are currently available in the United Kingdom and The Netherlands. Wholesale delivery services allow businesses to reach customers in new and innovative ways via SMS and MMS, and over many mobile network operators at once, through the delivery of interactive promotions, information and other services.

Competitors in the wireless industry include wireless application providers, wireless application aggregators and wireless application enablers.

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

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our condensed, consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, other-than-temporary impairment of investments and accrued contingencies, including liabilities associated with restructurings. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K.

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of June 30, 2003 we have approximately $97.9 million of goodwill on our balance sheet, which primarily relates to our Payment Solutions and Search and Directory reporting units.

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

Historical Results of Operations

We have incurred losses since our inception and, as of June 30, 2003, had an accumulated deficit of approximately $1.3 billion, which includes impairment and amortization of intangible assets of approximately $871 million. For the three months ended June 30, 2003, our net loss was $16.5 million, including restructuring charges of $10.5 million, a charge of $12.6 million as a result of the disposition and impairment of certain equity investments, a $4.7 million gain from a litigation settlement and items, and an estimated charge of $1.5 million related to an offer to settle a pending litigation matter. The $1.5 million offer to settle was made subsequent to our July 30, 2003 press release announcing our earnings results; however, as it relates to a litigation matter pending at the end of June 30, 2003, we recorded the charge during the three months ended June 30, 2003. For the three months ended June 30, 2002, our net loss was $13.7 million, including a charge of $849,000 from the settlement of a litigation matter and a reserve on a note receivable and a $345,000 loss on investments. For the six months ended June 30, 2003, our net loss totaled $17.8 million, including the items detailed above and a charge of $4.0 million in connection with the settlement agreement with the Internal Revenue Service regarding certain aspects of the audit of our payroll tax returns for the year 2000. For the six months ended June 30, 2002, our net loss totaled $254.2 million, including the items detailed above and a charge for the cumulative effect of a change in accounting principle of $206.6 million.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

Revenues. Revenues are derived from deploying our Internet software and services to customers. Under many of our agreements, we earn revenue from a combination of our products and services.

	Three months ended June 30, 2003 (in thousands)	Three months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)	Six months ended June 30, 2003 (in thousands)	Six months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)
Search and Directory	$21,421	$16,253	$5,168	$41,775	$33,459	$8,316
Payment Solutions	6,647	5,197	1,450	12,963	9,942	3,021
Wireless	6,857	7,473	(616)	12,973	14,053	(1,080)
Non-Core Services	3,409	4,343	(934)	7,223	8,956	(1,733)

Total	$38,334	$33,266	$5,068	$74,934	$66,410	$8,524

The increase in total revenue for Search and Directory for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, is primarily due to the growth in the number of paid searches and greater revenue per search.

The increase in revenue for Payment Solutions for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, is primarily due to growth in the number of merchants using our Authorize.Net service and an increase in the number of transactions.

The decrease in revenue for Wireless for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, is primarily due to the loss of a major customer in 2002 and continued pricing declines in the wireless data industry. We expect the pricing declines in the wireless segment to continue.

Additional Revenue Information

From time to time, we have made investments in private and public companies for business and strategic purposes. In the normal course of business, we have entered into separate agreements to provide various promotional and other services for some of these companies. Revenues earned from companies in which we own stock are considered related party revenue, including independent service agreements entered into during the current year with companies we or Go2Net invested in during prior years. We have made no new investments in public or private companies for business and strategic purposes since 2001, and have not entered into any significant new agreements with companies in which we own stock since 2001. This, along with the completion of agreements entered into in prior years, contributed to a substantial decline in related party revenues in 2003 and 2002 compared to prior years. We expect our related party revenue to continue to decrease in 2003 as additional agreements from prior years are fully amortized. We recognize revenue from our agreements with related parties on the same basis as we recognize revenue from similar agreements with unrelated parties. Related party revenue (all of which pertain to our Search and Directory segment) was $13,000 for the three months ended June 30, 2003 compared to $696,000 for the three months ended June 30, 2002. Related party revenue was $183,000 for the six months ended June 30, 2003 compared to $1.5 million for the six months ended June 30, 2002. Included in the related party revenues are $0 and $402,000 of warrant revenue (as described below) in the three months ended June 30, 2003 and 2002, respectively. Included in the related party revenues are $134,000 and $916,000 of warrant revenue (as described below) in the six months ended June 30, 2003 and 2002, respectively.

We hold warrants and stock in public and privately held companies. Some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined based on values negotiated by third party investors or independent appraisal. We have entered into no new agreements since 2001 whereby we received warrants as compensation, but we continued providing services for such agreements entered into during prior years. As of June 30, 2003, there is no longer any revenue recorded for this activity, because agreements from prior years have been fully amortized. We recorded zero revenue for vesting in stock and warrants in the three months ended June 30, 2003 compared to $642,000 in the three months ended June 30, 2002. We recorded revenue in the amount of $135,000 for vesting in stock and warrants in the six months ended June 30, 2003 compared to $1.4 million in the six months ended June 30, 2002.

Seasonality

Our Search and Directory services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our Authorize.Net payment gateway solutions are generally impacted by traditional retail seasonality, with retail sales usually increasing in the fourth calendar quarter of each year.

Cost of Revenues. Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and services, including personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license fees.

	Three months ended June 30, 2003 (in thousands)	Three months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)	Six months ended June 30, 2003 (in thousands)	Six months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)
Cost of Revenues	$7,394	$9,721	$(2,327)	$15,558	$19,384	$(3,826)

The absolute dollar decrease of cost of revenues for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, was primarily attributable to decreased salaries and benefits resulting from our reduction of workforce in 2002 and 2003, a reduction in depreciation expense and a decrease in communications costs.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the product, and services we deliver to our customers.

	Three months ended June 30, 2003 (in thousands)	Three months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)	Six months ended June 30, 2003 (in thousands)	Six months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)
Product Development	$5,513	$9,516	$(4,003)	$12,795	$18,943	$(6,148)

The absolute dollar decrease for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, was primarily attributable to a decrease in salaries and benefits resulting from our reduction of workforce in 2002 and 2003. Generally, product development costs are not as directly related with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings. We believe that continued investments in product development are necessary to remain competitive.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales and administrative personnel, carriage fees, advertising and promotion expenses, professional service fees, occupancy and general office expenses, depreciation, and general business development and management expenses.

	Three months ended June 30, 2003 (in thousands)	Three months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)	Six months ended June 30, 2003 (in thousands)	Six months ended June 30, 2002 (in thousands)	Change from 2002 (in thousands)
Sales, General and Administrative	$21,777	$22,691	$(914)	$40,065	$49,787	$(9,722)

The absolute dollar decrease for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, was primarily attributable to a decrease in salaries and benefits resulting from our reduction of workforce in 2002 and 2003 and a reduction in depreciation and occupancy costs, partially offset by our investment in marketing and in our distribution channel. The absolute dollar decrease for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, was primarily attributable to a decrease in salaries and benefits resulting from our workforce reductions in 2002 and 2003, a reduction in depreciation and occupancy costs and professional fees, partially offset by our investment in marketing and in our distribution channel.

Amortization of other intangible assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer lists and other intangibles. Amortization of intangible assets totaled $1.6 million and $3.2 million during the three and six months ended June 30, 2003, respectively, compared to $5.8 million and $11.7 million in the three and six months ended June 30, 2002, respectively. The absolute dollar decrease during the three and six months ended June 30, 2003 is attributable to a lower balance of other intangible assets in 2003 due to impairment charges in the third and fourth quarters of 2002. Other intangible assets are expected to be fully amortized by 2007 with corresponding amortization expense estimated to be $3.2 million for the remainder of 2003, $3.1 million for 2004, $1.0 million for 2005, $328,000 for 2006 and $55,000 for 2007.

Other. Other consists of charges or gains that are not directly associated with other operating revenue or expense classifications. Other net charges of $1.4 million for the three months ended June 30, 2003 primarily consist of a $1.5 million estimated charge to settle a pending litigation matter, partially offset by a $113,000 gain on the disposition of certain non-core services that were outside of our three businesses. Other net charges of $849,000 for the three months ended June 30, 2002 consist of a settlement charge on a litigation matter and an additional allowance for a note receivable. Other net charges of $5.3 million for the six months ended June 30, 2003 consist of the items detailed above and a $4.0 million charge related to the settlement agreement with the Internal Revenue Service regarding the audit of our payroll tax returns for the year 2000. The audit included a review of the tax withholding on stock options exercised by certain former employees. The $4.0 million includes penalties and our estimate of interest. Pursuant to the settlement agreement, we are relieved of any further withholding tax liability with respect to those certain former employees. Other net charges of $799,000 for the six months ended June 30, 2003 primarily consist of the items detailed above.

Restructuring charges. In April 2003, as part of our reorganizing around three businesses, we announced a workforce reduction. During the three months ended June 30, 2003 we recorded a restructuring charge of $10.5 million that consists of $3.9 million employee separation costs, primarily severance payments, and a $6.6 million charge related to consolidation of our facilities. The charges related to the consolidation of our facilities primarily consist of lease termination costs of $405,000, future lease commitments for vacated space offset by estimated sublease income of $4.3 million, and the write off $1.9 million of leasehold improvements and equipment related to such excess space. The estimate for excess facilities costs of $4.3 million is based on reducing the present value of future committed lease payments of $8.1 million by estimated sublease rental income, net of estimated sublease costs. If we are unsuccessful in subleasing the facilities, if it takes longer than expected to find a suitable tenant to sublease the facilities, if operating lease rental rates continue to decrease, or if other estimates and assumptions change, the actual loss could vary materially from this estimate. For the six months ended June 30, 2003, the restructuring charge includes the items detailed above and a $167,000 charge primarily relating to the realized loss on foreign currency fluctuations due to the discontinuation of our in-country operations in Australia. There were no similar restructuring charges in the three and six months ended June 30, 2002.

Gain (loss) on Equity Investments. Gain (loss) on equity investments consists of gains and losses from changes in the fair value of derivative instruments held, realized gains and losses on equity investments and impairment on equity investments. During the three months ended June 30, 2003, we sold a significant portion of and will continue to sell our investments in publicly traded companies. We have classified our investments in publicly traded companies as trading securities under the caption of Marketable Securities, and unrealized gains or losses on our investments are recognized in the Statement of Operations.

Gains and losses on the sale of equity investments: During the three and six months ended June 30, 2003, we recognized net losses of $684,000 and $2.1 million as a result of selling certain investments in publicly traded companies. During the six months ended June 30, 2003, in addition to the items detailed above, we recognized a gain of $1.7 million as a result of selling an investment in a privately held company. No investments in publicly traded or privately held companies were sold during the three and six months ended June 30, 2002.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. For the three months ended June 30, 2003, we recognized a $128,000 gain from the net increase in fair value of these warrants compared to a $171,000 loss for the three months ended June 30, 2002. For the six months ended June 30, 2003, we recognized a $611,000 gain from the net increase in fair value of these warrants compared to a $1.4 million loss for the six months ended June 30, 2002.

Impairment on equity investments: We determined that the decline in value was other-than-temporary for certain equity investments during the three and six months ended June 30, 2003. For the three months ended June 30, 2003, we recorded impairment charges of $11.9 million, compared to $174,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, we recorded impairment charges of $12.2 million, compared to $15.9 million for the six months ended June 30, 2002.

Other Income, Net. Other income, net for the three months ended June 30, 2003 was $5.7 million, consists primarily of a gain from a legal settlement of $4.1 million and interest income of $1.1 million, compared to $2.0 million, which primarily consists of interest income, in the three months ended June 30, 2002. Other income, net for the six months ended June 30, 2003 was $6.9 million, consists primarily of the $4.1 million legal settlement above and interest income of $2.3 million compared to $4.1 million, which primarily consists of interest income, for the six months ended June 30, 2002. The decrease in interest income for the three and six months ended June 30, 2003 was due mainly to lower interest rates received on our investments.

We continue to expect lower yields on our invested balances and expect our total interest income to be lower in 2003 compared to 2002.

Income Tax Benefit (Expense). We have recorded an income tax benefit of $63,000 for the three months ended June 30, 2003 and $96,000 income tax expense for the three months ended June 30, 2002. We have recorded income tax expense of $7,000 for the six months ended June 30, 2003 and $240,000 income tax expense for the six months ended June 30, 2002. Income tax benefit and expense are attributable to our international operations and we expect to continue to record a tax provision for income generated from our international operations.

Cumulative Effect of Changes in Accounting Principle. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. We evaluated our other intangible assets, which include core technology, customer lists and other, and determined that substantially all such assets have definite lives. As of June 30, 2003, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $307,000. This amount is included in goodwill on our unaudited condensed consolidated balance sheet as of June 30, 2003.

SFAS No. 142 prescribes an impairment testing of goodwill, which we completed during the three months ended March 31, 2002 and determined that the value of our recorded goodwill was impaired as of January 1, 2002. Accordingly, we recorded a non-cash charge for the cumulative effect of a change in accounting principle of $206.6 million as of January 1, 2002, for the impairment of goodwill. This amount was determined based on independent valuations of our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

Additionally, during the three months ended December 31, 2002, we evaluated our goodwill for impairment and determined that the remaining value of the goodwill associated with the wireless business unit had been fully impaired. Accordingly, we recorded a non-cash charge for the impairment of goodwill of approximately $56.1 million. This amount was determined based on an independent valuation of our reporting units using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit. As required by SFAS No. 142, we will test our goodwill balance for impairment and may incur an impairment charge during 2003. The amount of such charge, if any, is currently indeterminable.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and marketable investments of $301.1 million, consisting of cash and cash equivalents of $134.1 million, short-term investments available-for-sale of $166.9 million, and long-term investments available-for-sale of $105,000. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and pledged funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2003	2004	2005	2006	2007	Thereafter
Operating lease commitments, net of sublease income	$2,450	$4,152	$4,220	$3,823	$3,915	$664

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranty for certain of our property leases and banking arrangements. At June 30, 2003, the total amount of collateral pledged under these agreements was approximately $6.1 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2002	$4,492	$2,089	$6,581
Net change in collateral pledged	(119)	(346)	(465)

Balance at June 30, 2003	$4,373	$1,743	$6,116

At June 30, 2003 we were holding funds in the amount of approximately $3.9 million for and on behalf of merchants utilizing our eCheck application services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are included in both cash and cash equivalents and funds due to merchants on our unaudited condensed consolidated balance sheet. On average, eCheck funds are held for approximately seven business days, the actual number of days depends on the contractual terms with each merchant. In addition, InfoSpace has guaranteed up to $6.0 million to the originating depository financial institutions in the event of default by eCheck merchants for amounts due resulting from ACH processing.

Cash Flows

Net cash provided by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net loss to determine cash flows from operations include depreciation and amortization, gains and losses on equity investments, impairment of intangible assets, disposition of non-core services and other assets, certain restructuring charges and charges for the cumulative effect of a change in accounting principles. Net cash provided by operating activities totaled $14.9 million for the six months ended June 30, 2003. Net cash provided by operating activities in the six months ended June 30, 2003, consisted of our net loss of $17.8 million offset by changes in working capital of $8.0 million and adjustments not affecting cash flows of $24.7 million. Changes in working capital include a restructuring reserve for excess facilities of $4.0 million and an IRS payroll tax settlement payable of $4.0 million, offset by a receivable of $3.0 million from a litigation settlement. Adjustments not affecting cash flows primarily consist of an impairment charge for certain equity investments of $12.2 million and the write off of certain assets in connection with the restructuring of $1.9 million.

Net cash used by operating activities was $22.1 million for the six months ended June 30, 2002. The use of cash in operating activities for the six months ended June 30, 2002, consisted of our net loss of $254.2 million and $17.4 million of changes in working capital offset by adjustments not affecting cash flows of $249.5 million. Adjustments not affecting cash flows during the six months ended June 30, 2002, primarily consist of a $206.6 million non-cash charge for the cumulative effect of adopting SFAS No. 142 and an impairment charge for certain equity investments of $15.9 million.

Net cash used by investing activities totaled $18.5 million for the six months ended June 30, 2003. The key components in our cash used by investing activities during the six months ended June 30, 2003 were $28.4 million invested in short-term investments, $1.7 million to purchase fixed assets, primarily capitalized equipment and $270,000 in business acquisition costs for the final payment of certain assets acquired from eCash Technologies in 2002. Offsetting these amounts were proceeds of $11.1 million from the sale of certain equity investments.

Net cash used by investing activities totaled $2.4 million for the six months ended June 30, 2002. The key components of the net cash used for the three months ended June 30, 2002 were $38.7 million invested in short-term investments, $4.0 million in purchases of fixed assets and $2.5 million in business acquisition costs for the purchase of certain assets from eCash technologies. Offsetting these amounts was $43.0 million of long-term investment maturities.

Net cash provided by financing activities in the six months ended June 30, 2003 was $1.1 million compared to $610,000 in the six months ended June 30, 2002. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through our employee stock purchase plan.

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions, if consummated, may use a portion of our working capital. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We have applied the provisions of SFAS No. 146 to its exit or disposal activities initiated after December 31, 2002, including those discussed in Note 9 to these Condensed Consolidated Financial Statements, as required by SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Our disclosure of guarantees is included in Note 7 of the Notes to the accompanying Condensed, Consolidated Financial Statements. Adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on our financial statements.

In November 2002, the FABS’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into after July 1, 2003. We are in the process of evaluating the impact of the Issue.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if we expect to consolidate any variable interest entities. We currently do not believe that any entities will be consolidated as a result of Interpretation No. 46, or that it will have a material impact to our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by us after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact to our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how we would classify and measure financial instruments with characteristics of both liabilities and equity and requires us to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that we can or must settle by issuing equity shares, depending on the nature of the relationship established between us and a holder of our stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Financial Risks Related to Our Business

We have a history of losses and expect to continue to incur operating losses, and we may not achieve profitability under U.S. generally accepted accounting principles (GAAP) or be able to sustain profitability under GAAP.

We have incurred net losses from our inception through June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $1.3 billion. We have not achieved profitability under GAAP and we expect to continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We may in the future incur losses from the impairment of goodwill or other intangible assets, or from the impairment of the value of private and public companies that we have invested in. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. If we do achieve profitability, we may not be able to sustain it.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We provide many of our products and services to our customers, who in turn offer them to their customers. We rely on our relationships with distribution partners, including Web portals, merchant banks, financial institutions and wireless carriers, for distribution or usage of our products and application services. In particular, certain of these agreements with our distribution partners will come up for renewal or expire during 2003. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We cannot guarantee that new contracts, if any, which replace terminated contracts will be on terms as favorable to us as the prior arrangements. In particular, we are currently experiencing industry pricing pressure in our wireless business. Additionally, we cannot assure you that these relationships will be profitable or result in benefits to us that outweigh the costs of the relationships.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	exiting or disposing of certain non-core services;

•	changes in the array of products and services we offer;

•	further impairment in the value of long-lived assets or the value of acquired assets including goodwill, core technology and acquired contracts;

•	our ability to attract and retain customers;

•	the loss, termination or reduction in scope of key customer relationships;

•	expenditures for expansion or contraction of our operations;

•	effects of acquisitions and other business combinations by us or our customers;

•	the introduction of new or enhanced services by us, other companies that compete with us or our customers;

•	the inability of our customers to pay us or to fulfill their contractual obligations to us, and

•	recognition of gains or additional losses on our investments in other companies.

For these reasons, among others, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

A substantial portion of our revenues is attributable to a small number of customers and partners, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers and partners represented 66.7% of our revenues for the second quarter of 2003. Overture, Verizon Information Services and Google each accounted for more than 10% of our revenues in the three months ended June 30, 2003. If we lose any of these customers or partners, or if any of these customers or partners are unable or unwilling to pay us amounts that they owe us, our financial results could materially suffer.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, we announced in May 2003 that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our three core businesses: Search and Directory, Payment Solutions and Wireless. Services falling outside of these areas are in the process of being sold or disposed. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

•	respond quickly and appropriately to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors, and regulatory changes affecting the industries we operate in and/or markets we serve;

•	attract and retain distribution partners for our search and directory products;

•	sell additional services to our existing merchants, merchant banks and merchant aggregator partners;

•	retain and up-sell our existing carrier partners;

•	manage our growth, control expenditures and align costs with revenues;

•	expand successfully into international markets, and

•	attract, retain and motivate qualified personnel.

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

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On August 11, 2003, the closing price of our common stock was $14.19. Our stock price could continue to decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services, or new customer relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the wireless communications, Internet and e-commerce industries;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors, and

•	announcements relating to litigation and similar matters.

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

We have acquired a number of technologies and businesses in the past, and may engage in further acquisition activity in the future. Our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions typically involve potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	the dilutive effect on earnings per share as a result of incurring operating losses for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our employees and customers or those of the acquired companies, and

•	failing to achieve the anticipated benefits of these acquisitions in a timely manner.

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

We hold a number of investments in third parties. The majority of the companies we have invested in are engaged in Internet, networking, e-commerce, telecommunications and wireless technologies. These investments involve a high level of risk for a number of reasons, such as the early stage of development of the company or its products or markets, difficulties in raising capital to fund operations on favorable terms (if at all), and lack of liquidity for privately held companies.

We regularly review our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. We recognized non-cash losses in our investments totaling $12.2 million in the six months ended June 30, 2003 and $20.3 million in the year ended December 31, 2002. With the current economic environment, it is difficult to accurately predict the amount of exposure to future investment impairment. As of June 30, 2003, our investments in private companies were $1.5 million and our investments in public companies were $1.2 million.

If we conclude in future quarters that the fair values of any of our investments have experienced more than a temporary decline, we will record additional investment losses, which could adversely affect our financial condition and results of operations.

Operational Risks Related to Our Business

Our strategic direction, or that of one or more of our business units, may change, which could negatively affect our future results.

In May 2003, we announced that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our three businesses: Search and Directory, Payment Solutions and Wireless. Services falling outside of these areas are in the process of being sold or disposed. Further changes in strategic direction may occur as we continue to evaluate opportunities in the market.

These changes to our business may not prove successful in the short or long term and may negatively impact our financial results. In particular, we expect to experience a decline in revenue in the short term due in part to the disposition of our non-core services, and we may incur additional charges due to restructuring or impairment of assets.

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

If we are unable to retain our key employees, we may not be able to successfully manage our business, or our business may be harmed if former employees choose to work for our competitors.

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

In May 2003, we announced that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our three core businesses: Search and Directory, Payment Solutions and Wireless. As part of this process, we had previously announced a workforce reduction. Such restructuring may include additional changes to our management team and other key personnel. If we are unsuccessful in recruiting and retaining suitable replacements, or are unsuccessful in effectively managing transitions of key management employees, our business and operating results may be adversely affected.

In light of current market conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options to recruit technology professionals and senior level employees and to motivate long-term employee performance. Our stock options, which typically vest over a four-year period, are one of the means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, we may in the future need to issue new options or equity incentives or increases in other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees that may be viewed as dilutive to our stockholders.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. Additional realignments of resources or reductions in workforce, or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

Insiders own a large percentage of our stock, which could delay or prevent a change in control and may negatively affect your investment.

As of July 31, 2003, our officers, directors and affiliated persons beneficially owned approximately 19.3% of our voting securities. Naveen Jain, our former Chairman and Chief Executive Officer, beneficially owned approximately 12.1% of our voting securities as of that date. None of our insiders are subject to contractual limitations on their ability to sell their shares, other than compliance with the securities laws and our policies regarding insider trading.

These stockholders, and in particular Naveen Jain, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, our executive officers have employment agreements that provide for accelerated vesting of options if their employment is actually or constructively terminated.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including a securities class action lawsuit, other securities-related litigation and claims of infringement of intellectual property rights by us.

Approximately fourteen lawsuits against us are currently pending in which claims have been asserted against us and/or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some of the claims, should we not prevail. In addition, in March 2003 we filed a lawsuit against Mr. Jain and other defendants for breach of their fiduciary and contractual duties owed to InfoSpace, wrongful interference with our contractual relationships and misappropriation of our trade secrets and confidential information in order to unfairly compete with us. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against InfoSpace. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of our pending legal proceedings, see Note 7 to our consolidated financial statements.

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

We have limited experience in developing localized versions of our products and services internationally, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of relationships with our customers and other third parties.

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

As markets for products and services for Search and Directory, Payment Solutions and Wireline continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. If we do not effectively manage risks related to our expansion internationally, our business is likely to be harmed.

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

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely on a combination of patent, copyright and trade secrets to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent products and feature enhancements and reliable product support and maintenance are also essential to maintaining a technology leadership position. We rely on trademark law to protect the value of our corporate brands and reputation.

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

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third-party proprietary rights, we might be required to obtain costly licenses or on terms unfavorable to us or expend substantial resources to reengineer those products so that they would not violate third party rights. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

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

The Internet and wireless industries have experienced substantial consolidation. As an example, Yahoo! Inc. announced in July 2003 that it intends to acquire Overture Services, Inc., a provider of commercial search services to us. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	our customers could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our customers could merge with other customers, which could reduce the size of our customer base and potentially reduce our ability to negotiate favorable terms;

•	current and potential competitors could improve their competitive positions through strategic acquisitions; and

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us.

We could be subject to liability due to fraud or privacy and security breaches in connection with use of our services.

Security and privacy concerns of users of e-commerce and online subscription services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions.

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our payment gateway and hosting services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft, or merchant fraud. Subscribers to some of our other services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to liability. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants or subscribers to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

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

Our Authorize.Net credit card payment gateway does not directly access the Visa and MasterCard credit card associations. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with our Payment Solutions business unit. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our merchant business would be materially and adversely affected.

Governmental regulation and the application of existing laws e-commerce may slow business growth, increase our costs of doing business and create potential liability.

Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal money laundering regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, these rules and regulations may require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statues may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.

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

Our credit card payment gateway business depends upon our relationships with third-party payment processors. Our ability to process credit card payments will be severely impacted if any of the processors prevent us from accessing their processing platforms. Accordingly, we process our Automated Clearing House (ACH) transactions through our Originating Depository Financial Institution (ODFI) partners. Our ability to process ACH transactions would be severely impacted if we lose any of our ODFI partners.

Intense competition in the Search and Directory, Payment Solutions and Wireless markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the Search and Directory, Payment Solutions and Wireless markets, all of which are extremely competitive and rapidly changing. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of these competitive factors and due to our relatively small size and financial resources we may be unable to compete successfully.

Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Many of our current customers have established relationships with some of our current and potential future competitors. If these competitors develop products and services that compete with ours, we could lose market share and our revenues would decrease.

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

In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures. Furthermore, any loss in the commercial viability of the Internet would have a significant negative impact on our Search and Directory, Payment Solutions and Wireless markets. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and e-commerce our business could suffer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2003 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See Note 7 to our Consolidated Financial Statements.

Item 2.—Changes in Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 20, 2003, the following proposals were adopted by the margin indicated:

1. To elect three Class I directors and one Class III director to serve for their ensuing class terms and until their successors are duly elected.

Nominee	Shares Voted For	Votes Withheld
Edmund O. Belsheim, Jr.	21,959,974	4,974,795
John E. Cunningham, IV	21,717,988	5,216,781
Lewis M. Taffer	21,839,263	5,095,506
Vanessa Wittman	21,859,510	5,075,259

2. To approve an amendment to InfoSpace’s 1998 Employee Stock Purchase Plan to increase the number of shares available for purchase under the plan.

Shares Voted
For	21,854,052
Against	5,019,197
Abstain	61,519

3. To ratify the appointment of Deloitte & Touche LLP as independent auditors for InfoSpace for the fiscal year ending December 31, 2003:

Shares Voted
For	22,463,500
Against	4,452,210
Abstain	19,059

Item 5. Other Information.

Not applicable with respect to the current reporting period.

Item 6.—Exhibits and Reports on Form 8-K:

a. Exhibits

10.1	Employment Agreement dated as of May 19, 2003 between InfoSpace, Inc. and Kendra VanderMeulen, Executive Vice President, Wireless

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

(i)	Current Report on Form 8-K dated May 1, 2003, filed with the SEC on May 6, 2003, with respect to the announcement of InfoSpace’s financial results for the quarter ended March 31, 2003, reported under Item 9 pursuant to Item 12.

(ii)	Current Report on Form 8-K dated April 26, 2003, filed with the SEC on April 29, 2003, with respect to the resignation of Naveen Jain from InfoSpace’s Board of Directors, reported pursuant to Item 5.

(iii)	Current Report on Form 8-K dated April 4, 2003, filed with the SEC on April 7, 2003, with respect to the announcement of a workforce reduction by InfoSpace, reported pursuant to Item 5.

(iv)	Current Report on Form 8-K dated April 3, 2003, filed with the SEC on April 4, 2003, with respect the appointment of Vanessa Wittman to InfoSpace’s Board of Directors, reported pursuant to Item 5.

(v)	Current Report on Form 8-K dated April 2, 2003, filed with the SEC on April 3, 2003, with respect the appointment of Kathleen Rae as President and Chief Operating Officer; David Rostov as Chief Financial Officer; and Brian McManus as Executive Vice President, Search and Directory, reported pursuant to Item 5.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ DAVID ROSTOV
David Rostov Chief Financial Officer

Dated: August 14, 2003