Form 10-Q
period 2003-09-30
INFOSPACE INC
filed 2003-11-07
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, Par Value $.0001	31,439,303

INFOSPACE, INC.

FORM 10-Q

	Part I—Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months ended September 30, 2003 and 2002	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2003 and 2002	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Overview	16

	Results of Operations for the Three and Nine months ended September 30, 2003 and 2002	21

	Liquidity and Capital Resources	25

	Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

	Part II – Other Information

Item 1.	Legal Proceedings	38

Items 2 - 5.	Not applicable with respect to the current reporting period

Item 6.	Exhibits and Reports on Form 8-K	38

Signature		39

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$228,057	$136,672
Short-term investments, available-for-sale	89,345	138,895
Accounts receivable, net of allowance of $1,160 and $1,178	22,613	21,027
Notes and other receivables, net of allowance of $11,849 and $12,235	8,767	6,442
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	4,390	2,921

Total current assets	366,386	319,171
Long-term investments, available-for-sale	—	651
Property and equipment, net	15,789	26,252
Other investments	1,484	25,836
Goodwill	97,899	97,844
Other intangible assets, net	4,965	10,983
Other long-term assets	578	659

Total assets	$487,101	$481,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,850	$4,688
Funds due to merchants	5,432	2,516
Accrued expenses and other current liabilities	33,229	15,570
Short-term deferred revenue	9,208	9,169

Total current liabilities	50,719	31,943
Long-term deferred revenue	765	1,317

Total liabilities	51,484	33,260
Contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—Authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—Authorized, 900,000,000 shares; issued and outstanding, 31,429,438 and 30,957,371 shares	3	3
Additional paid-in capital	1,707,029	1,704,123
Accumulated deficit	(1,272,182)	(1,255,975)
Deferred expense—warrants	—	(39)
Unearned compensation	—	(543)
Accumulated other comprehensive income	767	567

Total stockholders’ equity	435,617	448,136

Total liabilities and stockholders’ equity	$487,101	$481,396

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues (including related party revenues of $7, $654, $190 and $2,162, respectively)	$38,267	$33,571	$113,200	$99,981

Operating expenses:
Cost of revenues	6,363	8,661	21,919	28,045
Product development	5,264	8,372	18,058	27,315
Sales, general and administrative	21,381	19,564	61,447	69,351
Impairment of intangible assets	1,151	15,474	1,151	15,474
Amortization of other intangible assets	1,622	3,120	4,867	14,784
Other	1,534	22	6,841	821
Restructuring charges	(128)	1,056	10,502	1,056

Total operating expenses	37,187	56,269	124,785	156,846

Income (loss) from operations	1,080	(22,698)	(11,585)	(56,865)

Gain (loss) on equity investments	74	(5,532)	(11,940)	(22,788)
Other income, net	776	1,706	7,664	5,765

Income (loss) before income tax expense and cumulative effect of change in accounting principle	1,930	(26,524)	(15,861)	(73,888)
Income tax expense	(339)	(93)	(346)	(333)

Income (loss) before cumulative effect of change in accounting principle	1,591	(26,617)	(16,207)	(74,221)
Cumulative effect of change in accounting principle	—	—	—	(206,619)

Net income (loss)	$1,591	$(26,617)	$(16,207)	$(280,840)

Basic net income (loss) per share prior to cumulative effect of change in accounting principle	$0.05	$(0.87)	$(0.52)	$(2.42)
Cumulative effect of change in accounting principle	—	—	—	(6.75)

Basic net income (loss) per share	$0.05	$(0.87)	$(0.52)	$(9.17)

Diluted net income (loss) per share prior to cumulative effect of change in accounting principle	$0.05	$(0.87)	$(0.52)	$(2.42)
Cumulative effect of change in accounting principle	—	—	—	(6.75)

Diluted net income (loss) per share	$0.05	$(0.87)	$(0.52)	$(9.17)

Shares used in net income (loss) per share calculations:
Basic	31,337	30,697	31,157	30,614

Diluted	33,259	30,697	31,157	30,614

Comprehensive income (loss):
Net income (loss)	$1,591	$(26,617)	$(16,207)	$(280,840)
Foreign currency translation adjustment	(18)	(289)	707	1,667
Unrealized gain (loss) on investments	(59)	430	(507)	(970)

Comprehensive income (loss)	$1,514	$(26,476)	$(16,007)	$(280,143)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net loss	$(16,207)	$(280,840)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	14,735	29,415
Impairment of intangible assets	1,151	15,474
Warrant and stock related revenue	(135)	(2,037)
Warrant and stock-based compensation expense	360	6,223
Bad debt recovery	(613)	(558)
Loss on equity investments	11,940	22,788
Other	(46)	22
Loss on disposal of assets	317	861
Gain on sale of non-core services	(4,152)	—
Asset impairment restructuring charge	2,059	1,056
Cumulative effect of change in accounting principle	—	206,619
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(1,052)	(459)
Notes and other receivables	(2,004)	2,797
Prepaid expenses and other current assets	(984)	2,486
Other long-term assets	81	622
Accounts payable	(1,838)	(5,644)
Funds due to merchants	2,916	1,153
Accrued expenses and other current liabilities	18,467	(7,015)
Deferred revenue	684	(3,970)

Net cash provided (used) by operating activities	25,679	(11,007)
Investing activities:
Business acquisitions	(270)	(2,512)
Purchase of intangible assets	(55)	(100)
Purchases of property and equipment	(1,868)	(4,823)
Proceeds from the sale of non-core services	3,070	—
Proceeds from the sale of equity investments	11,937	—
Short-term investments, net	49,113	(60,723)
Long-term investments, net	651	93,934

Net cash provided by investing activities	62,578	25,776
Financing activities:
Proceeds from exercise of stock options	2,222	61
Proceeds from issuance of stock through employee stock purchase plan	906	769

Net cash provided by financing activities	3,128	830

Net increase in cash and cash equivalents	91,385	15,599
Cash and cash equivalents:
Beginning of period	136,672	118,561

End of period	$228,057	$134,160

Supplemental disclosure of non-cash activities:
Non-cash activities resulting from purchase transactions:
Common stock issued	$—	$1,895
Net assets acquired	—	1,910

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) is a diversified technology and services company. The Company develops and markets innovative technology solutions for a broad range of customers ranging from consumers to merchants to wireless operators, content providers and financial institutions.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes hereto in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform with current period presentation.

2. Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted that are priced at the fair market value of the Company’s stock at the date of grant.

To estimate compensation expense that would be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months Ended		Nine months ended		Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	Employee Stock Option Plans				Employee Stock Purchase Plan
Risk-free interest rate	3.14%	2.61%	2.77%	2.65%	0.97%	1.89%	1.48%	3.02%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	68%	115%	79%	115%	44%	123%	80%	113%
Expected life	5 years	5 years	5 years	5 years	6 months	6 months	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net losses for the three and nine months ended September 30, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	Three months ended		Nine months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss) as reported	$1,591	$(26,617)	$(16,207)	$(280,840)
Stock based compensation, as reported	53	791	(153)	5,698
Pro forma stock based compensation determined under fair value based method for all awards	(9,564)	(27,157)	(16,301)	(63,136)

Pro forma net loss under fair value method for all stock based awards	$(7,920)	$(52,983)	$(32,661)	$(338,278)

Basic and diluted net income (loss) per share, as reported	$0.05	$(0.87)	$(0.52)	$(9.17)

Pro forma basic and diluted net loss per share	$(0.24)	$(1.73)	$(1.05)	$(11.05)

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

Other intangible assets consisted of the following (in thousands):

	September 30, 2003			December 31, 2002
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Core technology	$31,238	$(29,578)	$1,660	$32,878	$(29,024)	$3,854
Customer lists	8,532	(6,061)	2,471	8,587	(4,791)	3,796
Other	6,667	(5,833)	834	6,667	(3,334)	3,333

Total	$46,437	$(41,472)	$4,965	$48,132	$(37,149)	$10,983

During the three months ended September 30, 2003, the Company evaluated its intangible assets and recorded an impairment charge of $1.2 million related to core technology acquired in certain previous acquisitions as the Company determined that it would no longer pursue providing certain services utilizing this technology due to changes in the Company’s business focus. Similarly, during the three months ended September 30, 2002, the Company evaluated its other intangible assets and recorded an impairment charge of $15.5 million. This amount is comprised of $14.9 million of impairment charges related to core technology and $606,000 related to customer lists. During the three months ended September 30, 2002, the Company determined that it would not pursue development of technologies acquired in certain previous acquisitions due to changes in market factors and the Company’s business.

Other intangible assets are scheduled to be fully amortized by 2005 with corresponding amortization expense estimated to be $1.5 million, $2.7 million and $682,000 for the remainder of 2003 and years 2004 and 2005, respectively.

4. Acquisitions and Dispositions

During the three and nine months ended September 30, 2003, the Company sold certain non-core services and assets, with aggregate proceeds totaling $3.1 million and $3.3 million, respectively, of which $3.1 million has been received through September 30, 2003 and the balance is to be received in installments, through April 2004. The aggregate proceeds, plus unamortized deferred revenues related to the non-core services, resulted in a gain of $3.9 million and $4.0 million during the three and nine months ended September 30, 2003.

In March 2000, the Company acquired 80% of the common stock of Saraide, Inc., a component of the Mobile segment. In October 2003, the Company entered into a purchase agreement to acquire the remaining 20% interest in Saraide, Inc. at an aggregate cost of approximately $8.6 million, including settlement of a litigation matter. Closing of the transaction is subject to, among other things, an irrevocable and unconditional release of any charges, claims, liabilities, obligations, judgments or similar matters by the majority shareholders of the outstanding 20% interest against the Company and the settlement of pending litigation entitled Microcell Capital II Inc., et. al. v. InfoSpace.com, Inc., et. al. In connection with the proposed transaction, the Company recorded a charge of $7.5 million, which relates to the litigation settlement and is included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations, during the three months ended September 30, 2003.

In October 2003, the Company signed an agreement to acquire Moviso LLC, a North American mobile media content provider, from Vivendi Universal Net USA Group, Inc. for $25 million in cash. Closing of the transaction is expected to be completed by December 31, 2003, subject to certain conditions. In October 2003, the Company also acquired certain technology assets related to the Search and Directory business for approximately $2.6 million in cash. The Company may consider acquisitions of businesses or technology assets in the future.

In October 2003, as part of tightening its strategic focus to two businesses, Search and Directory and Mobile, the Company began exploring strategic alternatives for its Payment Solutions division. The Company has engaged an investment bank to assist it with this process. In the period the sale of the Payment Solutions division is deemed probable, the operating results of this segment will be presented as a discontinued operation in the Consolidated Financial Statements, and operating revenues and expenses will be aggregated and presented as a single line item in the Consolidated Statements of Operations following income tax expense and before cumulative effect of change in accounting principle.

5. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of outstanding stock options and warrants using the “treasury stock” method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The Company had net income for the three months ended September 30 2003, and a net loss for all other periods presented herein; therefore, the stock options and warrants outstanding during the periods with net losses presented were excluded from the computation of diluted loss per share, as they were antidilutive.

The “treasury stock” method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the “treasury stock” method, stock options and warrants to purchase 1,922,323 shares of common stock were included in the calculation of diluted net income per share for the three months ended September 30, 2003. Stock options and warrants to purchase 1,079,483 and 6,933,880 shares of common stock were excluded from the calculation of diluted loss per share for the three months and nine months ended September 30, 2003. Options, restricted stock and warrants to purchase 7,414,225 shares were excluded from the calculations of diluted loss per share for the three months and nine months ended September 30, 2002.

6. Marketable Securities and Other Investments

The Company has invested in equity investments of public and privately held companies for business and strategic purposes. During the nine months ended September 30, 2003, the Company sold a majority of its investments in publicly traded companies, resulting in a loss on equity investments of $73,000 and $2.2 million and cash proceeds of $804,000 and $5.2 million in the three and nine months ended September 30, 2003, respectively. The Company intends to sell its remaining publicly traded securities, which have a carrying value of $486,000 as of September 30, 2003.

The Company does not exercise significant influence over the operating or financial policies of any of the companies in which it has invested, and therefore accounts for such investments under the cost method. The Company accounts for its equity investments in public companies in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review by members of the Company’s senior finance management. For investments with publicly quoted market prices, the Company compares the market price to the Company’s accounting basis and, if the quoted market price is less than the Company’s accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other-than-temporary, such as the financial condition, results of operations and operating trends for the investee company. The Company also reviews publicly available information regarding the investee companies, including reports from research analysts. The Company also evaluates whether: 1) the Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors as noted above and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

The Company determined that there had been an other-than-temporary impairment of certain of its investments in privately held companies and recorded a loss of $12.2 million during the nine months ended September 30, 2003, to adjust these investments to their estimated fair values. Additionally, during the nine months ended September 30, 2003, the Company sold one of its investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million.

As of September 30, 2003, the Company’s publicly held and privately held investments were $486,000 and $1.5 million, respectively. Gain (Loss) on Equity Investments for the three and nine months ended September 30, 2003 and 2002 consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss on sales of investments	$(73)	$—	$(506)	$—
Other-than-temporary investment impairments	—	(3,306)	(12,193)	(19,199)
Increase (decrease) in fair value of warrants	147	(2,226)	759	(3,589)

Net gain (loss) on investments	$74	$(5,532)	$(11,940)	$(22,788)

7. Payroll Taxes

As of September 30, 2003, the Company had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, a former officer of the Company exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service (“IRS”) $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from a merger involving the Company, the former officer was restricted from transferring or selling the stock until February 2001. Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. The Company, therefore, returned the federal income tax withholding to the employee and filed an amendment to its payroll tax return to request the tax refund. The Company’s payroll tax returns for the year 2000 are being audited by the IRS. As part of this audit, the IRS is currently reviewing our refund claim of the $13.2 million in payroll taxes. The Company believes that it has meritorious arguments under the Internal Revenue Code and applicable regulations to recover this refund from the IRS, however, there can be no assurance regarding the timing, structure or extent of the Company’s recovery of this tax receivable. The IRS has not issued its final audit report.

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. The Company recorded a charge to other operating expenses of $4.0 million, which includes penalties and estimated interest, during the three months ended March 31, 2003. The Company has not yet paid the IRS settlement, and the liability is included in Accrued expenses and other current liabilities as of September 30, 2003. Pursuant to the settlement agreement, the Company is relieved of any further withholding tax liability with respect to those certain former employees.

8. Contingencies

Litigation:

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its former chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company’s former chief financial officer as a defendant. In April 2002, the Company filed a motion to dismiss the complaint, an amended complaint was filed in May 2002 adding Merrill Lynch & Co., Inc. and one of its analysts as defendants; in response to which the Company filed a new motion to dismiss in July 2002. The various claims pending against the Merrill Lynch parties have been severed from the case. The Company believes that it has meritorious defenses to plaintiffs’ claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington (King County). The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company, entities related to several of the individual defendants, and the Company’s auditor; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, that certain defendants were unjustly enriched by engaging in insider trading, and that certain defendants breached their fiduciary duties in connection with the Go2Net Inc., Prio, Inc, and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust as well as monetary damages. The complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (SLC), with the assistance of independent legal counsel, conducted an investigation relating to the complaint allegations, and in March 2002, filed a motion to terminate this derivative action. On May 15, 2003, the court entered an order on the motion to terminate the motion and related motions. In its May 2000 order, the court terminated the breach of fiduciary duty claims regarding the merger with Prio, Inc. and terminated the claims against one defendant and his related entities, the court stayed the case as to the remaining claims. On June 17, 2003, the SLC filed a motion for discretionary review in the Washington Court of Appeals requesting appellate review of the trial court’s order. On August 29, 2003, the Court of Appeals denied the SLC’s motion for discretionary review.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of Washington (King County) entitled InfoSpace Inc. v. Naveen Jain, et al. The complaint names as defendants Naveen Jain, the Company’s former chief executive officer and chairman; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and have misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The Company seeks injunctive relief and monetary damages in an amount to be proven at trial. On May 20, 2003, the Court issued an oral decision denying the Company’s motion for preliminary injunction against Jain, Marcus and Intelius. On March 24, 2003, Intelius filed its answer to the Company’s complaint, denying the Company’s claims and asserting various counterclaims against the Company including breach of fiduciary duty, defamation and unfair competition. The Company believes that it has meritorious defenses to these claims, but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington (King County) seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. In August 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial occurred in August 2002, and the jury returned a verdict in favor of Go2Net on its WSA claim. On January 3, 2003, the judge entered a judgment pursuant to which Mr. Molino owes Go2Net $1.2 million plus interest at 12% per annum from December 31, 2002. Molino is appealing the judgment. The Company has not recorded an asset for any amounts to be received related to this matter based on the uncertainty of the ultimate collectibility of any judgment in the Company’s favor.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net; the case is now captioned Patrick O’Keefe II, et al. v. David O’Heaps, et al. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. The Company believes Authorize.Net and Go2Net have meritorious defenses to these claims, but litigation is inherently uncertain and they may not prevail in this matter.

In December 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company’s current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages in the amount of $100 million. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice three of the defendants, who are current or former directors of InfoSpace, from the action. This case was settled in October 2003 with insurance proceeds.

On March 3, 2003, a complaint entitled Microcell Capital II Inc., et. al. v. InfoSpace.com, Inc, et. al. was filed in the Delaware Court of Chancery for New Castle County. The complaint names as defendants the Company and certain of the Company’s current and former officers and directors. It asserts various claims for alleged violations of state law in connection with the Company’s purchase of stock of Saraide and alleged events thereafter. The complaint purports to style these claims both as direct claims on behalf of the plaintiffs, and in the alternative as purported derivative claims on behalf of Saraide. The complaint seeks both equitable relief and monetary damages in an unspecified amount. The Company and certain other defendants have answered the complaint, and have filed a third party complaint for contribution or indemnification against certain directors of Saraide. The parties have reached a settlement in principle (see Note 4) and are awaiting court approval of that settlement.

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and its former Chief Executive Officer as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Washington Securities Act in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May of 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million. The Company believes it has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

On September 26, 2001, a complaint entitled Dreiling v. Kellett, et al. was filed by a shareholder plaintiff in the United States District Court for the Western District of Washington. The complaint sought recovery disgorgement of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain (“the Jains”), former executives of the Company, and certain Jain trusts as defendants. The amended complaint also named the Company as a “nominal defendant.” The complaint does not seek damages or other remedies from the Company. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million. The Court approved that settlement in June 2003 and awarded to plaintiff’s counsel fees equal to 25% of the settlement amount, plus the costs of the action, with the balance of the settlement accruing to the Company. The Company recognized a gain of $4.1 million in June 2003 for this settlement, of which $1.1 million has been received as of September 30, 2003, with the balance to be paid in February 2004. The complaint was subsequently recaptioned Dreiling v. Jain, et al., and on May 14, 2003, the Court granted plaintiff’s motion for summary judgment against the Jains, and found that they were liable for violating Section 16(b). On August 22, 2003, the Court entered judgment against the Jains in the amount of approximately $247 million, consisting of damages plus prejudgment interest. The Jains are appealing that judgment, and the outcome of the appeal is inherently uncertain. The Company has not recorded an asset for any amounts to be received related to this matter based on the pending appeal by the Jain defendants.

On August 28, 2003, Naveen and Anuradha Jain (“the Jains”) filed a complaint in Superior Court in the State of Washington (King County) against the Company and other parties, seeking declaratory relief and damages based on defendants’ alleged actions in connection with the transactions underlying the $247 million judgment entered against the Jains in the Dreiling v. Jain, et al. litigation, described above. The Company removed this action to the United States District Court for the Western District of Washington; on October 23, 2003, the Jains filed a motion to remand this case back to King County Superior Court. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

On August 29, 2003, Naveen and Anuradha Jain (“the Jains”) filed a complaint in Superior Court in the State of Washington (King County) against the Company and certain insurance companies providing directors’ and officers’ liability insurance (“D&O Insurance”) to InfoSpace and its current and former directors and officers for the period covered by the Dreiling v. Jain et al. litigation described above. The Jains allege in their complaint that the D&O Insurance should be available to offset the Jains’ $247 million judgment entered in the Dreiling v. Jain, et al. litigation, described above. The Company removed this action to the United States District Court for the Western District of Washington; on October 9, 2003, the Jains filed a motion to remand the case back to King County Superior Court. The Court has not issued a ruling on the Jains’ remand motion. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

On September 29, 2003, Naveen Jain filed a complaint against the Company in the Court of Chancery of Delaware seeking indemnification for his legal fees associated with the Dreiling v. Jain, et al. litigation, described above. The Company has answered the complaint and discovery is ongoing. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business or are not material to our business. One such proceeding was settled in August 2003 for $1.5 million. Although the Company cannot predict the outcomes of the other proceedings with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies:

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of its property leases. As of September 30, 2003, the total amount of collateral pledged under these agreements was approximately $5.3 million.

As of September 30, 2003, the Company was holding funds in the amount of approximately $5.4 million for and on behalf of merchants utilizing the Company’s electronic check (“eCheck”) application services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are included in Cash and cash equivalents and presented as Funds due to merchants on the Company’s unaudited Condensed Consolidated Balance Sheets. In addition, InfoSpace has guaranteed up to $6.0 million to the originating depository financial institutions in the event of default by eCheck merchants for amounts due resulting from ACH processing.

9. Related Party Transactions

Revenues earned from companies in which the Company owns stock are considered related party revenues, including independent agreements entered into during the current year with companies that InfoSpace or Go2Net invested in during prior years. From time to time, in the normal course of business, the Company has entered into agreements to provide various promotional services for companies in which the Company previously made an investment. Since 2001, the Company has made no new investments in public or private companies, and has not entered into any significant new contracts with companies in which it owns stock. For the three and nine months ended September 30, 2003, related party revenue was $7,000 and $190,000, respectively, compared to $654,000 and $2.2 million for the three and nine months ended September 30, 2002.

10. Restructuring Charges

During the nine months ended September 30, 2003, the Company implemented a reduction in its workforce and, as part of the workforce reduction, consolidated its corporate facilities; the Company also closed an international sales office. The Company recorded $10.5 million in charges relating to those restructuring activities in the nine months ended September 30, 2003. The restructuring charges consist of $3.9 million in employee severance and other separation charges, a $4.2 million charge related to its excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, $405,000 of lease termination costs, and a $148,000 charge related to the realized loss on foreign currency fluctuations. The estimated future excess facilities cost is based on reducing the present value of future committed lease payments of $7.4 million as of September 30, 2003, by estimated sublease rental income, net of estimated sublease costs. If the Company is unsuccessful in subleasing the facilities, if it takes longer than expected to find a suitable tenant to sublease the facilities, if operating lease rental rates continue to decrease, or if other estimates and assumptions change, the actual loss could vary materially from this estimate.

The Company recorded a restructuring charge of $1.1 million in the three and nine months ended September 30, 2002, related to the closure of its Brazilian operations and the decision to sell certain assets of InfoSpace Speech Solutions.

As of September 30, 2003, the accrued liability associated with restructuring related charges was $4.3 million, and restructuring charges and payments in the nine months ended September 30, 2003 consisted of the following (in thousands):

	Employee Separation	Excess Facilities	Lease Termination	Property and Equipment	Other	Total
Balance at December 31, 2002	$70	$315	$—	$—	$—	$385
Costs charged to expense	3,907	4,151	405	1,891	148	10,502
Payment or reduction of balance	(3,568)	(564)	(405)	(1,891)	(148)	(6,576)

Balance at September 30, 2003	$409	$3,902	$—	$—	$—	$4,311

11. Segment Information

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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income or loss for the three and nine months ended September 30, 2003, and to consolidated net loss for the three and nine months ended September 30, 2002, are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Search & Directory
Revenue	$23,777	$15,901	$65,551	$49,360
Operating expense	11,492	6,468	29,337	24,016

Segment income, excluding depreciation, amortization and other corporate charges	12,285	9,433	36,214	25,344
Segment margin	51.7%	59.3%	55.2%	51.3%

Mobile
Revenue	5,677	8,501	18,649	22,554
Operating expense	4,842	6,861	15,144	25,215

Segment income (loss), excluding depreciation, amortization and other corporate charges	835	1,640	3,505	(2,661)
Segment margin	14.7%	19.3%	18.8%	-11.8%

Payment Solutions
Revenue	7,035	5,340	19,999	15,282
Operating expense	5,413	4,720	15,824	14,128

Segment income, excluding depreciation, amortization and other corporate charges	1,622	620	4,175	1,154
Segment margin	23.1%	11.6%	20.9%	7.6%

Non-Core Services
Revenue	1,778	3,829	9,001	12,785
Operating expense	917	1,753	4,898	6,452

Income, excluding depreciation, amortization and other corporate charges	861	2,076	4,103	6,333
Margin	48.4%	54.2%	45.6%	49.5%

Total
Total segment revenue	38,267	33,571	113,200	99,981
Total segment operating expense	22,664	19,802	65,203	69,811

Total segment income, excluding depreciation, amortization and other corporate charges	15,603	13,769	47,997	30,170

Corporate
Operating expense	7,653	12,134	26,354	40,272
Depreciation	2,691	4,661	9,867	14,628
Impairment of goodwill and other intangible assets	1,151	15,474	1,151	15,474
Amortization of other intangible assets	1,622	3,120	4,867	14,784
Restructuring charges	(128)	1,056	10,502	1,056
Other	1,534	21	6,841	821
Loss on investments, net	(74)	5,532	11,940	22,788
Other income, net	(776)	(1,705)	(7,664)	(5,765)
Income tax expense	339	93	346	333
Cumulative effect of changes in accounting principle	—	—	—	206,619

	14,012	40,386	64,204	311,010

Total Consolidated Net Income (Loss)	$1,591	$(26,617)	$(16,207)	$(280,840)

12. Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has applied the provisions of SFAS No. 146 to its exit or disposal activities initiated after December 31, 2002, including those discussed in Note 10 to these Condensed Consolidated Financial Statements, as required by SFAS No. 146.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into after July 1, 2003. The adoption of the provisions of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Adoption of Interpretation No. 46 did not have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

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

Overview

InfoSpace is a diversified technology and services company principally comprised of the following businesses: Search and Directory, Mobile and Payment Solutions. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We completed our initial public offering on December 15, 1998 and our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

Prior to 1997, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content. In 1997, we expanded our operations, adding business development and sales personnel in order to capitalize on the opportunity to generate Internet advertising revenues. We began generating significant revenue in 1997 with our on-line services. Revenues in 1998 were also primarily generated through our on-line services. Since then, we have expanded and enhanced our products and application services through both internal development and acquisitions, and focused on deploying our Internet software and application services to customers. We also added delivery of products and services for the wireless industry.

As determined through an internal review of our operations in the first half of 2003, products or services falling outside of Search and Directory, Mobile and Payment Solutions (referred to as non-core services) have been sold, or are in the process of being sold. During the nine months ended September 30, 2003, non-core services generated approximately $9.0 million in revenue. This revenue will continue to decline as we exit or dispose of these products and services.

Although we are currently organized around three businesses, we recently announced a tightening of our strategic focus to two businesses: Search and Directory and Mobile. As part of this sharpened focus, we are exploring strategic alternatives for our Payment Solutions division. Payment Solutions generated approximately $20.0 million in revenue in the first nine months of 2003. We have engaged an investment bank to assist us in this process.

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

Revenue growth in Search and Directory is primarily determined by two key drivers: the number of paid searches or queries and the price per paid search or query. Generally, each time a user “clicks” on a commercial search result or views a directory listing, the search engine or listing provider that provided the result pays us a fee. Including both our Search and Directory businesses, we generated an aggregate of approximately 140 million paid searches and queries during the quarter ended September 30, 2003, compared to approximately 136 million paid searches and queries during the quarter ended June 30, 2003. Average revenue per paid search or query for the quarter ended September 30, 2003 was approximately $0.14, compared to approximately $0.13 per paid search or query for the quarter ended June 30, 2003.

Search

Our Search properties enable Internet users to locate relevant information, merchants and products on-line. We deliver results from leading search engines, including Overture and Google, among others. Our search offerings differ from most other mainstream search services in that they implement “meta-search” technology that selects results from several search engines. We offer our search services through our own Web sites, as well as through the Web sites of our distribution partners including WebSearch.com, Verizon Online, Info.com, Cablevision, Copernic Technologies and others.

We compete against major Internet portals and other providers of Web search and related search services. We also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

Directory

Our Directory services include on-line yellow and white page services. InfoSpace Directory properties help Internet users find local and national merchants and individuals in North America. With our Directory products, users can identify local or national businesses, locate contact information for friends and associates, or search for items to buy, sell, or rent. We offer our Directory services directly through our own Web sites, as well as through distribution relationships. For yellow pages, our two largest distributors are AT&T’s Anywho.com and WhitePages.com. For white pages, our primary distribution partners are AOL and MSN.

Our yellow page services allow on-line users to find telephone, address and other information on merchants. We strive to provide on-line and “brick-and-mortar” merchants with a Web-based yellow pages listing that is targeted to consumers looking specifically for the products and services that those merchants offer. We obtain the underlying directory listings primarily through our relationship with Verizon Information Services.

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

MOBILE

Our Mobile division develops applications, tools and infrastructure that enable wireless carriers and information, entertainment and media companies to efficiently develop, deliver and monetize mobile data services across multiple devices. We provide mobile data solutions for wireless operators and branded content providers in North America and Europe. Our service offering allows our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to various mobile devices, including cell phones and personal digital assistants (“PDAs”).

In October, we announced a definitive agreement to acquire North American mobile media leader Moviso LLC from Vivendi Universal Net USA Group, Inc. for $25 million in cash. Mobile media, consisting of ringtones, graphics, video and games, is one of the fastest growing segments of the wireless data market. The acquisition of Moviso is intended to provide us with expanded end-user reach, additional carrier relationships and an extensive content library, improving our ability to help content brands and media companies get their content and applications quickly and easily into as many subscriber hands as possible. In the third quarter of 2003, Moviso generated approximately $3 million in revenue and was close to break-even on an operating basis. We expect the transaction to close by the end of 2003, subject to certain conditions.

Today, we generate revenue primarily through set-up fees, professional service fees, per subscriber fees, per message fees or through a percentage share of the subscriber revenues. As of September 30, 2003, we had relationships with over 30 mobile customers, including leading carriers such as Cingular Wireless, T-Mobile, AT&T Wireless and Virgin Mobile UK.

Our service offering is focused in two distinct product lines: Mobilezone™ and Modalyst™.

Mobilezone

The Mobilezone Applications Portfolio is a suite of branded content applications featuring entertainment, personalization and information offerings. The Mobilezone Applications Portfolio provides content brands with access to a large carrier network with wide scale distribution, and allows wireless carriers to differentiate their data offerings with a broad array of brand name applications.

Our Mobilezone Applications Portfolio is divided into three main application categories:

•	Entertainment

Mobile Entertainment includes applications such as horoscopes, animated comics, games, “text to win” contests, and greeting cards.

•	Information

Mobile Information includes applications such as news, finance, sports, weather and traffic.

•	Personalization

Mobile Personalization includes applications such as ringtones, wallpaper and graphics.

The Mobilezone Applications Portfolio can be delivered via a broad range of delivery standards and handsets. Available delivery technologies include Short Messaging Service (“SMS”) and Multimedia Messaging Service (“MMS”), Wireless Application Protocol (“WAP”) and WAP-push, and Binary Runtime Environment for Wireless (“BREW”) and Java2 Platform, Micro Edition (“J2ME”).

Upon closing the Moviso transaction, we will add Moviso’s large catalog of mobile media to Mobilezone’s content suite. Moviso currently offers thousands of entertainment and personalization titles from more than 250 licensors such as major music and sound effect companies, celebrities, and audio and graphical studios.

Modalyst

The Modalyst Platform provides carriers and content providers with comprehensive solutions that support messaging (SMS/MMS), browsing (WAP/xHTML) and downloadable (J2ME/BREW) delivery of content applications. Modalyst also provides tools and key carrier grade infrastructure components to allow carriers, content providers and others to build, publish, market and deliver applications to mobile subscribers regardless of their network, handset, or browser software. Built on robust and scalable technology, Modalyst is a proven high performance carrier grade platform that currently powers mobile data solutions to carriers.

Our Modalyst solutions also include wholesale SMS/MMS delivery services that are currently available in the United Kingdom and The Netherlands. Wholesale delivery services allow businesses to reach customers in new and innovative ways via SMS and MMS, and over many mobile network operators at once, through the delivery of interactive promotions, information and other services.

Competitors in the wireless industry include wireless application providers, wireless application aggregators and wireless application enablers.

PAYMENT SOLUTIONS

Our payment division offers products and services, marketed under the Authorize.Net brand, focused exclusively in the e-commerce segment of the U.S. credit card transaction processing market. Our Authorize.Net payment gateway provides credit card and electronic check solutions to e-commerce, phone and mail order companies that process orders for goods and services over the Internet. We connect small and medium-sized businesses to large credit card processors and banking organizations, thereby enabling those businesses to accept electronic payments. Our Authorize.Net service provides transmission of transaction data over the Internet and manages submission of this payment information to the credit card processors.

We earn revenue from our merchants on a monthly subscription fee basis, which may include a certain number of transactions. In addition, we typically receive a fee for each transaction we facilitate. At September 30, 2003, our payment processing platform had approximately 88,000 active credit card merchant accounts, compared to approximately 83,000 active credit card merchant accounts at June 30, 2003. We earned an average monthly revenue of approximately $22.80 per merchant during the quarter ended September 30, 2003, compared to an average monthly revenue of approximately $23.40 per merchant during the quarter ended June 30, 2003.

Our payment processing services are available directly through Authorize.Net, as well as through our merchant bank partners, such as Wells Fargo, and Independent Sales Organizations (“ISOs”).

Competitors in the payment gateway industry include payment processors, other payment gateways, ISOs and in-house payment solutions.

As part of our narrowed corporate focus, we are currently exploring strategic alternatives for Payment Solutions. We have engaged an investment bank to assist us in this process.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the SEC . The filings can be found in the Investor Relations section of our site, and are available free of charge. Information on our Internet site is not part of this Form 10-Q. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, other-than-temporary impairment of investments and accrued contingencies, including liabilities associated with restructurings. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K.

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of September 30, 2003 we have approximately $97.9 million of goodwill on our balance sheet, which relates to our Search and Directory and Payment Solutions reporting units.

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 8 to our Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

As of September 30, 2003, we had an accumulated deficit of approximately $1.3 billion, which includes impairment and amortization of intangible assets of approximately $874 million. For the three months ended September 30, 2003, our net income was $1.6 million, including an intangible asset impairment charge of $1.2 million and net other charges of $1.5 million, which primarily consist of a $7.5 million charge for the settlement of a pending litigation matter related to our Mobile business, partially offset by a gain of $3.9 million related to the disposition of certain non-core services and a gain of $2.2 million for a tax refund. For the three months ended September 30, 2002, our net loss was $26.6 million including impairment of intangible assets of $15.5 million, a $5.5 million loss on investments and a restructuring charge of $1.1 million. For the nine months ended September 30, 2003, our net loss was $16.2 million, including the items detailed above plus restructuring charges of $10.5 million, a charge of $12.7 million as a result of the disposition and impairment of certain equity investments, a $4.0 million charge in connection with the settlement agreement with the Internal Revenue Service regarding certain aspects of the audit of our payroll tax returns for the year 2000, a charge of $1.5 million related to settling a litigation matter, a gain related to a litigation settlement of $4.1 million, and other gains on asset dispositions or recoveries. For the nine months ended September 30, 2002, our net loss totaled $280.8 million, including the cumulative effect of a change in accounting principle of $206.6 million, impairment of intangible assets of $15.5 million, $22.8 million loss on investments and $821,000 of other charges.

Results of Operations for the Three and Nine months ended September 30, 2003 and 2002

Revenues. Revenues are derived from deploying our Internet software and services to customers. Under many of our agreements, we earn revenue from a combination of our products and services.

	Three months ended September 30, 2003 (in thousands)	Three months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)	Nine months ended September 30, 2003 (in thousands)	Nine months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)
Search and Directory	$23,777	$15,901	$7,876	$65,551	$49,360	$16,191
Mobile	5,677	8,501	(2,824)	18,649	22,554	(3,905)
Payment Solutions	7,035	5,340	1,695	19,999	15,282	4,717
Non-Core Services	1,778	3,829	(2,051)	9,001	12,785	(3,784)

Total	$38,267	$33,571	$4,696	$113,200	$99,981	$13,219

The increase in total revenue for Search and Directory for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, is primarily due to the growth in the number of paid searches and greater revenue per paid search.

The decrease in revenue for Mobile for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, is primarily due to the loss of a major customer in 2002, a one-time gain in the three months ended September 30, 2002 from the discontinuation of our in-country operations in Brazil, and continued pricing declines. We expect the pricing declines in our current Mobile segment to continue.

The increase in revenue for Payment Solutions for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, is primarily due to growth in the number of merchants using our Authorize.Net service and an increase in the number of transactions. In the period we determine that the sale of our Payment Solutions division to be probable, we will present the operating results as a discontinued operation in our Consolidated Financial Statements, and revenues and expenses of Payment Solutions will be aggregated and presented as a single line in the Consolidated Statements of Operations following income tax expense and before cumulative effect of change in accounting principle.

Additional Revenue Information

From time to time, we have made investments in private and public companies for business and strategic purposes. In the normal course of business, we have entered into separate agreements to provide various promotional and other services for some of these companies. Revenues earned from companies in which we own stock are considered related party revenue, including independent service agreements entered into during the current year with companies we or Go2Net invested in during prior years. We have made no new investments in public or private companies for business and strategic purposes since 2001, and have not entered into any significant new agreements with companies in which we own stock since 2001. This, along with the completion of agreements entered into in prior years, contributed to a substantial decline in related party revenues in 2003 and 2002 compared to prior years. We recognize revenue from our agreements with related parties on the same basis as we recognize revenue from similar agreements with unrelated parties. Related party revenue (all of which pertain to our Search and Directory segment) was $7,000 for the three months ended September 30, 2003 compared to $654,000 for the three months ended September 30, 2002. Related party revenue was $190,000 for the nine months ended September 30, 2003 compared to $2.2 million for the nine months ended September 30, 2002. Included in the related party revenues are $0 and $402,000 of warrant revenue (as described below) in the three months ended September 30, 2003 and 2002, respectively. Included in the related party revenues are $134,000 and $1.3 million of warrant revenue (as described below) in the nine months ended September 30, 2003 and 2002, respectively.

We hold warrants and stock in public and privately held companies. Some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined based on values negotiated by third party investors or independent appraisal. We have entered into no new agreements since 2001 whereby we received warrants as compensation, but we continued providing services for such agreements entered into during prior years. As of September 30, 2003, there was no longer any revenue recorded for this activity, because agreements from prior years had been fully amortized. We recorded no revenue for vesting in stock and warrants in the three months ended September 30, 2003 compared to $641,000 in the three months ended September 30, 2002. We recorded revenue in the amount of $135,000 for vesting in stock and warrants in the nine months ended September 30, 2003 compared to $2.0 million in the nine months ended September 30, 2002.

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

	Three months ended September 30, 2003 (in thousands)	Three months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)	Nine months ended September 30, 2003 (in thousands)	Nine months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)
Cost of Revenues	$6,363	$8,661	$(2,298)	$21,919	$28,045	$(6,126)

The absolute dollar decrease in cost of revenues for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, was primarily attributable to decreased salaries and benefits resulting from our reduction of workforce in 2002 and 2003, a reduction in depreciation expense, and a decrease in communications costs.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the products and services we deliver to our customers.

	Three months ended September 30, 2003 (in thousands)	Three months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)	Nine months ended September 30, 2003 (in thousands)	Nine months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)
Product Development	$5,264	$8,372	$(3,108)	$18,058	$27,315	$(9,257)

The absolute dollar decrease for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, was primarily attributable to a decrease in salaries and benefits resulting from our reduction of workforce in 2002 and 2003, a reduction in depreciation expense and lower equipment maintenance costs. Generally, product development costs are not as directly related with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings. We believe that continued investments in product development are necessary to remain competitive.

Sales, General and Administrative Expenses. Sales, general and administrative expenses consist primarily of salaries and related benefits for sales and administrative personnel, carriage fees, revenue share arrangements with our distribution partners, advertising and promotion expenses, professional service fees, occupancy and general office expenses, depreciation, and general business development and management expenses.

	Three months ended September 30, 2003 (in thousands)	Three months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)	Nine months ended September 30, 2003 (in thousands)	Nine months ended September 30, 2002 (in thousands)	Change from 2002 (in thousands)
Sales, General and Administrative	$21,381	$19,564	$1,817	$61,447	$69,351	$(7,904)

The absolute dollar increase for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, was primarily attributable to an increase in our revenue share arrangements with our distribution partners and investment in marketing, partially offset by a decrease in salaries and benefits resulting from our reduction of workforce in 2002 and 2003, a reduction in depreciation and occupancy costs and professional fees. The absolute dollar decrease for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, was primarily attributable to a decrease in salaries and benefits resulting from our workforce reductions in 2002 and 2003, and a reduction in depreciation and occupancy costs and professional fees, partially offset by our investment in marketing and in our revenue share arrangements with our distribution partners. As our revenues increase from our distribution partners, we anticipate that there will be a corresponding increase in our marketing and revenue share expenses.

Amortization of other intangible assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer lists and other intangibles. Amortization of intangible assets totaled $1.6 million and $4.9 million during the three and nine months ended September 30, 2003, respectively, compared to $3.1 million and $14.8 million in the three and nine months ended September 30, 2002, respectively. The absolute dollar decrease during the three and nine months ended September 30, 2003 is attributable to a lower balance of other intangible assets in 2003 due to impairment charges in the third and fourth quarters of 2002. During the three months ended September 30, 2003, we recorded an intangible asset impairment charge of $1.2 million related to certain core technology. Other intangible assets are scheduled to be fully amortized by 2005 with corresponding amortization expense estimated to be $1.5 million, $2.7 million and $682,000 for the remainder of 2003 and years 2004 and 2005, respectively. To the extent that we dispose of non-core services or products, we may incur additional impairment charges in the future.

Other. Other consists of charges or gains that are not directly associated with other operating revenue or expense classifications. Other net charges of $1.5 million for the three months ended September 30, 2003 primarily consist of a $7.5 million charge for the settlement of a pending litigation matter, partially offset by a gain of $3.9 million due to the disposition of certain non-core services and a gain of $2.2 million for a tax refund. Other net charges of $22,000 for the three months ended September 30, 2002 primarily consist of an adjustment to an allowance on a note receivable and an adjustment to the estimated liability for settlement of a litigation matter. Other net charges of $6.8 million for the nine months ended September 30, 2003 consist of the items detailed above and a $1.5 million charge to settle a pending litigation matter and a $4.0 million charge related to the settlement agreement with the Internal Revenue Service regarding the audit of our payroll tax returns for the year 2000, partially offset by a gain on the disposition of certain non-core services. The Internal Revenue Service audit included a review of the tax withholding on stock options exercised by certain former employees. The $4.0 million includes penalties and our estimate of interest. Pursuant to the settlement agreement, we are relieved of any further withholding tax liability with respect to those certain former employees. Other charges of $821,000 for the nine months ended September 30, 2002 consist of, in addition to the items detailed above, an additional allowance on a note receivable and a settlement charge on a litigation matter.

Restructuring charges. During the nine months ended September 30, 2003, we implemented a reduction in our workforce and, as part of the workforce reduction, consolidated our corporate facilities; we also closed an international sales office. During the nine months ended September 30, 2003 we recorded a restructuring charge of $10.5 million that consists of $3.9 million employee separation costs, primarily severance payments, a $6.4 million charge related to consolidation of our facilities, and a $148,000 charge related to realized loss on foreign currency fluctuations. The charges related to the consolidation of our facilities primarily consist of lease termination costs of $405,000, future lease commitments for vacated space offset by estimated sublease income of $4.2 million, and the write off of $1.9 million of leasehold improvements and equipment related to such excess space. The estimate for excess facilities costs of $4.2 million is based on reducing the present value of future committed lease payments of $7.4 million by estimated sublease rental income, net of estimated sublease costs. If we are unsuccessful in subleasing the facilities, if it takes longer than expected to find a suitable tenant to sublease the facilities, if operating lease rental rates continue to decrease, or if other estimates and assumptions change, the actual loss could vary materially from this estimate. For the three months ended September 30, 2003, the restructuring charge benefit of $128,000 related to settling restructuring costs at an amount less than originally estimated. Restructuring charges were $1.1 million in the three and nine months ended September 30, 2002. We made the decision during the third quarter of 2002 to discontinue our operations in Brazil and sell certain assets of one of our prior business acquisitions. The closure of our in-country operations in Brazil resulted in a charge of $491,000 primarily relating to the realized loss on foreign currency fluctuations since we began operations in Brazil. We incurred a charge of $854,000 to adjust the book value of certain assets of InfoSpace Speech Solutions to the estimated fair market value as of September 30, 2002. The charges relating to Brazil and the asset sale were partially offset by a reduction of $289,000 to the estimated charge related to the lease buyout of our former Seattle facility.

Gain (loss) on Equity Investments. Gain (loss) on equity investments consists of gains and losses from changes in the fair value of derivative instruments held by us, realized gains and losses on equity investments and impairment of equity investments. During the nine months ended September 30, 2003, we sold a majority of our investments in publicly traded companies and will continue to sell those remaining investments.

Gains and losses on the sale of equity investments: During the three and nine months ended September 30, 2003, we recognized net losses of $73,000 and $2.2 million as a result of selling certain investments in publicly traded companies. During the nine months ended September 30, 2003, in addition to the items detailed above, we recognized a gain of $1.7 million as a result of selling an investment in a privately held company. We did not sell any investments in publicly traded or privately held companies during the three and nine months ended September 30, 2002.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. For the three months ended September 30, 2003, we recognized a $147,000 gain from the net increase in fair value of these warrants compared to a $2.2 million loss for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we recognized a $759,000 gain from the net increase in fair value of these warrants compared to a $3.6 million loss for the nine months ended September 30, 2002.

Impairment on equity investments: We determined that there was no other-than-temporary decline in value for our equity investments in the three months ended September 30, 2003, and therefore recorded no impairment charges , compared to $3.3 million of impairment charges for the three months ended September 30, 2002. We determined that the decline in value was other-than-temporary for certain equity investments during the nine months ended September 30, 2003 and we recorded impairment charges of $12.2 million, compared to $19.2 million for the nine months ended September 30, 2002.

Other Income, Net. Other income, net for the three months ended September 30, 2003 was $776,000, compared to $1.7 million in the three months ended September 30, 2002; in each case the amounts were primarily comprised of interest income. Other income, net for the nine months ended September 30, 2003 was $7.7 million, which consisted primarily of a $4.1 million legal settlement and interest income of $3.3 million compared to $5.8 million, which primarily consisted of interest income, for the nine months ended September 30, 2002. The decrease in interest income for the three and nine months ended September 30, 2003 was due mainly to lower interest rates received on our investments. We continue to expect lower yields on our invested balances and expect our total interest income to be lower in 2003 compared to 2002.

Income Tax Benefit (Expense). We recorded an income tax expense of $339,000 for the three months ended September 30, 2003 and $93,000 for the three months ended September 30, 2002. We recorded income tax expense of $346,000 for the nine months ended September 30, 2003 and $333,000 for the nine months ended September 30, 2002. Income tax expense is attributable to our international operations and federal alternative minimum tax. We expect to continue to record a tax provision for alternative minimum tax and for income tax relating to our international operations.

Cumulative Effect of Changes in Accounting Principle. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. We evaluated our other intangible assets, which include core technology, customer lists and other assets, and determined that substantially all such assets have definite lives. As of September 30, 2003, the amount of intangible assets (comprised of domain name and trademark intangibles) that have been determined to have indefinite lives, and therefore not subject to amortization, is $307,000. This amount is included in goodwill on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2003.

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

Additionally, during the three months ended December 31, 2002, we evaluated our goodwill for impairment and determined that the remaining value of the goodwill associated with the Mobile business unit had been fully impaired. Accordingly, we recorded a non-cash charge for the impairment of goodwill of approximately $56.1 million. This amount was determined based on an independent valuation of our reporting units using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit. As required by SFAS No. 142, we will test our goodwill balance for impairment during the fourth quarter of 2003 and may incur an impairment charge. The amount of such charge, if any, is currently indeterminable.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and marketable investments of $317.4 million, consisting of cash and cash equivalents of $228.1 million and short-term investments available-for-sale of $89.3 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and pledged funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2003	2004	2005	2006	2007	Thereafter
Operating lease commitments, net of sublease income	$1,454	$5,344	$4,823	$4,325	$4,394	$742

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At September 30, 2003, the total amount of collateral pledged under these agreements was approximately $5.3 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2002	$4,492	$2,089	$6,581
Net change in collateral pledged	(119)	(1,146)	(1,265)

Balance at September 30, 2003	$4,373	$943	$5,316

At September 30, 2003 we were holding funds in the amount of approximately $5.4 million for and on behalf of merchants utilizing our eCheck application services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are included in both cash and cash equivalents and funds due to merchants on our unaudited Condensed Consolidated Balance Sheet. On average, eCheck funds are held for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, InfoSpace has guaranteed up to $6.0 million to the originating depository financial institutions in the event of default by eCheck merchants for amounts due resulting from ACH processing.

Cash Flows

Net cash provided by operating activities consists of net loss offset by certain adjustments not affecting current period cash flows, and the effect of changes in working capital. Adjustments to net loss to determine cash flows from operations include depreciation and amortization, gains and losses on equity investments, impairment of intangible assets, disposition of non-core services and other assets, certain restructuring charges and charges for the cumulative effect of a change in accounting principle. Net cash provided by operating activities totaled $25.7 million for the nine months ended September 30, 2003, consisting of our net loss of $16.2 million offset by changes in operating assets and liabilities of $16.3 million and adjustments not affecting cash flows of $25.6 million. Changes in operating assets and liabilities include a restructuring reserve of $4.3 million, an IRS payroll tax settlement payable of $4.0 million and an accrued litigation settlement of $7.5 million, offset by a receivable of $3.1 million from a gain related to a litigation settlement. Adjustments not affecting cash flows primarily consist of depreciation and amortization of $14.7 million, an impairment charge for certain equity investments of $12.2 million, an impairment charge for certain intangible assets of $1.2 million, a $4.2 million gain from the sale of non-core services, and the write off of certain assets in connection with the restructuring of $1.9 million.

Net cash used by operating activities totaled $11.0 million for the nine months ended September 30, 2002, consisting of our net loss of $280.8 million, changes in operating assets and liabilities of $10.0 million and adjustments not affecting cash flows of $279.9 million. Approximately $10.0 million of the net cash used by operating activities was related to changes in operating assets and liabilities, which includes the reduction of the balances of accounts payable and accrued expenses. Cash used in operations for the nine months ended September 30, 2002, also included a cash outlay of $4.4 million for a lease buyout payment in connection with the lease of our former Seattle facility paid in April 2002, which was included in accrued expenses at December 31, 2001. The Seattle facility was the corporate headquarters of Go2Net prior to our merger in October 2000. This buyout released us of all future obligations under that lease. Adjustments not affecting cash flows included depreciation and amortization of $29.4 million, impairment of intangible assets of $15.5 million, other than temporary declines in value of equity investments of $19.2 million and a cumulative effect of a change in accounting principle of $206.6 million.

Net cash provided by investing activities totaled $62.6 million for the nine months ended September 30, 2003. The key components in our cash provided by investing activities during the nine months ended September 30, 2003 were proceeds of $49.8 million from the sale of short-term and long-term investments, proceeds of $11.9 million from the sale of certain equity investments, and proceeds of $3.1 million from the sale of non-core services. Offsetting the cash proceeds were $1.9 million to purchase fixed assets, primarily capitalized equipment, and $270,000 in business acquisition costs for the final payment of certain assets acquired from eCash Technologies in 2002.

Net cash provided by investing activities totaled $25.8 million for the nine months ended September 30, 2002. We sold $93.9 million of long-term investments with maturities of one to two years and reinvested $60.7 million of the funds from the sale of the long-term investments into short-term investments. We used $4.8 million to purchase fixed assets, primarily capitalized equipment. We also used $2.5 million in business acquisition costs for the purchase of certain assets from eCash Technologies.

Net cash provided by financing activities in the nine months ended September 30, 2003 was $3.1 million compared to $830,000 in the nine months ended September 30, 2002. Cash proceeds from financing activities resulted from the exercise of employee stock options and from sales of shares through our employee stock purchase plan.

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions, including the Moviso acquisition, if consummated, may use a portion of our working capital. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We have applied the provisions of SFAS No. 146 to its exit or disposal activities initiated after December 31, 2002, including those discussed in Note 10 to these Condensed Consolidated Financial Statements, as required by SFAS No. 146.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into after July 1, 2003. The adoption of the provisions of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Adoption of Interpretation No. 46 did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by us after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact to our financial position or results of operations.

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

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Financial Risks Related to Our Business

We have a history of losses and expect to continue to incur operating losses, and we may not achieve or sustain profitability under U.S. generally accepted accounting principles (GAAP).

We have incurred net losses from our inception through September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $1.3 billion. We have not achieved profitability on an annual basis under GAAP and we may continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Many of our operating expenses are fixed in the short term. We may in the future incur losses from the impairment of goodwill or other intangible assets, from the impairment of the value of private and public companies that we have invested in, losses from acquisitions we may enter into, or incur restructuring charges as our business evolves. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. While we achieved profitability in the three months ended September 30, 2003, we have yet to achieve profitability on an annual basis. Further, we may not be able to sustain profitability on a quarterly basis or on an annual basis.

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

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	exiting or disposing of certain non-core services or businesses;

•	changes in the array of products and services we offer;

•	further impairment in the value of long-lived assets or the value of acquired assets including goodwill, core technology and acquired contracts;

•	our ability to attract and retain customers;

•	the loss, termination or reduction in scope of key customer relationships;

•	expenditures for expansion or contraction of our operations;

•	effects of acquisitions and other business combinations by us or our customers;

•	the introduction of new or enhanced services by us, other companies that compete with us or our customers;

•	the inability of our customers to pay us or to fulfill their contractual obligations to us, and

•	recognition of gains or additional losses on our investments in other companies.

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

We derive a substantial portion of our revenues from a small number of customers and partners. We expect that this concentration will continue in the foreseeable future. Our top ten customers and partners represented 69.2% of our revenues for the third quarter of 2003. Overture, Verizon Information Services and Google each accounted for more than 10% of our revenues in the three months ended September 30, 2003. If we lose any of these customers or partners, or if any of these customers or partners are unable or unwilling to pay us amounts that they owe us, our financial results could materially suffer.

Our future earnings could continue to be negatively affected by significant charges resulting from the impairment in the value of assets we acquired or sold.

For acquisitions that we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable.

We also may incur charges when we abandon or sell non-core assets for less than their carrying value. During the three months ended September 30, 2003, we evaluated our other intangible assets and recorded an impairment charge of $1.2 million related to core technology acquired in certain previous acquisitions as we determined that we would no longer pursue providing certain services due to changes in our business focus. We intend to continue to dispose of non-core assets.

As of September 30, 2003, the carrying value of our acquired intangible assets is $102.9 million, consisting of goodwill of $97.9 million and other intangible assets of $5.0 million. The other intangible assets are being amortized over their useful lives, through 2005. We intend to continue to acquire strategic assets and businesses, and may continue to incur impairment charges relating to past and future acquisitions.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, we announced in May 2003 that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our core businesses, Search and Directory, Mobile and Payment Solutions. Services falling outside of these areas have been, or are in the process of, being sold or otherwise divested. In October 2003, we announced that we are further tightening our strategic focus to Search and Directory and Mobile, and exploring strategic alternatives for our Payment Solutions business. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

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

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On October 31, 2003, the closing price of our common stock was $26.05 Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services, or new customer relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	announcements of significant acquisitions or dispositions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors

•	conditions or trends in the wireless communications, Internet and e-commerce industries, and

•	announcements relating to litigation and similar matters.

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

We have acquired a number of technologies and businesses in the past, and may engage in further acquisition activity in the future. For example, we recently announced an agreement to purchase Moviso LLC, a provider of mobile media content, entertainment and personalization services, for $25 million. Our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions typically involve potentially dilutive issuances of stock, use of cash, the potential incurrence of debt and contingent liabilities or large write-offs and amortization expenses related to certain intangible assets. Past and future acquisitions involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

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

Our divestitures may prove unsuccessful or may otherwise have a material adverse effect on our ability to conduct business, our operations and our financial condition.

We are taking steps to streamline operations and sharpen our strategic focus on our core businesses, and have recently narrowed this focus to our Search and Directory and Mobile businesses. Services falling outside of these areas are in the process of being sold or otherwise divested and, in particular, we recently announced that we are exploring strategic options for our Payment Solutions business.

We can offer no assurances that we will be able to locate potential buyers for our non-core assets and businesses or will be able to consummate any sales to potential buyers we do locate. Our divestitures may prove unsuccessful or may otherwise have a material adverse effect on our ability to conduct business, our operations and our financial condition. For example, we may not always be able to obtain the optimal price for assets and businesses we plan to sell or may receive a price that is substantially lower than the investments made for the assets or businesses being disposed of. In addition, our continuing operations may suffer as a result of losing synergies with the assets and businesses sold. Further, the inherent uncertainty in the process of divesting assets could result in loss of customers or employees, which could impair the value of those assets.

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

We typically license content under arrangements that require us to pay usage (per query) or fixed monthly fees for the use of the content or require us to pay under an advertising revenue-sharing arrangement. In the future, some of our content providers may increase the fees or percentages that they charge us for their content, which would have a negative impact on our net earnings. If we fail to enter into and maintain satisfactory arrangements with content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our business reputation and operating results.

Operational Risks Related to Our Business

Our strategic direction, or that of one or more of our business units, may change, which could negatively affect our future results.

In May 2003 we announced that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our core businesses, Search and Directory, Mobile and Payment Solutions. Services falling outside of these areas have been, or are in the process of, being sold or otherwise divested. In October 2003, we announced that we are further tightening our strategic focus to Search and Directory and Mobile, and exploring strategic alternatives for our Payment Solutions business. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market.

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

Although all of our current executive officers have signed agreements which limit their ability to compete with us for one year after their employment with us ends, our business could be harmed if subsequent to the non-compete period one or more of them joined a competitor or otherwise decided to compete with us. Additionally, our business could be harmed by actions of such officers which may even be prohibited by such agreements. As an example, Naveen Jain, our former Chairman and Chief Executive Officer, had signed a two-year non-competition agreement. In March 2003, we filed a lawsuit against Mr. Jain and other defendants for breach of their fiduciary and contractual duties owed to InfoSpace, wrongful interference with our contractual relationships and misappropriation of our trade secrets and confidential information in order to unfairly compete with us.

In May 2003, we announced that, as part of an in-depth and ongoing analysis of our business, we are taking steps to streamline operations and sharpen our strategic focus on our core businesses. As part of this process, we had previously announced a workforce reduction. Such restructuring may include additional changes to our management team and other key personnel. If we are unsuccessful in recruiting and retaining suitable replacements, or are unsuccessful in effectively managing transitions of key management employees, our business and operating results may be adversely affected.

In light of current market and regulatory conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options to recruit technology professionals and senior level employees and to motivate long-term employee performance. Our stock options, which typically vest over a four-year period, are one of the means by which we compensate employees. We face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. Further, changes in accounting treatment of options may make it difficult or overly expensive to issue stock options to our employees in the future. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may in the future need to issue new options or equity incentives or increases in other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees that may be viewed as dilutive to our stockholders.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, professional sales and marketing and business development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully attract, assimilate and retain a sufficient number of highly qualified technical, managerial, professional sales and marketing, business development and administrative personnel, our business could suffer. Additional realignments of resources or reductions in workforce, or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

We are subject to legal proceedings that could result in liability and damage our business.

From time to time, we have been, and expect to continue to be, subject to legal proceedings, including a securities class action lawsuit, other securities-related litigation, and claims in the ordinary course of our business, including claims of infringement of intellectual property rights by us.

Approximately thirteen lawsuits against us are currently pending in which claims have been asserted against us and/or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some of the claims, should we not prevail. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against InfoSpace. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 8 to our consolidated financial statements.

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

As markets for products and services for Search and Directory and continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. If we do not effectively manage risks related to our expansion internationally, our business is likely to be harmed.

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

We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees and corporate partners. We also have entered into non-competition agreements with certain of our current and former executive officers and senior managers. In addition, we control access to and distribution of our software, documentation and other proprietary information. Except for certain research and development arrangements, we do not provide customers with access to the source code for our products. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products and trademarks is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements. Any royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.

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

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our payment gateway and hosting services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft, or merchant fraud. Subscribers to some of our other services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to liability. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants or subscribers to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

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

Security breaches may pose risks to the uninterrupted operation of our systems.

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

Our Authorize.Net credit card payment gateway does not directly access the Visa and MasterCard credit card associations. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with our Payment Solutions business unit. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our Payment Solutions business would be materially and adversely affected.

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business and create potential liability.

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

Intense competition in the Search and Directory, Payment Solutions and Mobile markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the Search and Directory, Payment Solutions and Mobile markets, all of which are extremely competitive and rapidly changing. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of these competitive factors and due to our relatively small size and financial resources we may be unable to compete successfully.

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

Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. Some of the companies that we rely upon to maintain the network infrastructure may lack sufficient capital to support their long-term operations. In addition, as the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet’s performance or reliability may suffer as a result of this continued growth.

In addition, the Internet could lose its commercial viability due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures. Furthermore, any loss in the commercial viability of the Internet would have a significant negative impact on our Search and Directory, Mobile and Payment Solutions markets. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and e-commerce our business could suffer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2003 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See the litigation disclosure under the subheading “—Litigation” in Note 8 to our Consolidated Financial Statements.

Item 2.—Changes in Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

Not applicable with respect to the current reporting period.

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits and Reports on Form 8-K:

a. Exhibits

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

(i)	Current Report on Form 8-K dated July 30, 2003, furnished to the SEC on July 31, 2003, with respect to the announcement of InfoSpace’s financial results for the quarter ended June 30, 2003, reported pursuant to Item 12.

(ii)	Current Report on Form 8-K dated August 22, 2003, filed with the SEC on August 26, 2003, with respect to judgment entered in Dreiling v. Jain, et al. in the total amount of $247 million against Naveen Jain, the Company’s former chairman and chief executive officer, reported pursuant to Item 5.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David E. Rostov
David E. Rostov
Chief Financial Officer

Dated: November 7, 2003