Form 10-K
period 2003-12-31
INFOSPACE INC
filed 2004-03-10
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2003 as reported by Nasdaq, was approximately $366.9 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004, 31,598,965 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 10, 2004 (the “Proxy Statement”).

ITEM 1.     Business

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the wireless and Internet software and application services industry generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and elsewhere in this report.

On September 13, 2002, we effected a one-for-ten reverse split of our issued and outstanding common stock. We also effected two-for-one stock splits on May 5, 1999, January 5, 2000 and April 6, 2000. Historical share numbers and prices throughout this Annual Report on Form 10-K are split-adjusted.

Overview

InfoSpace is a diversified technology and services company principally comprised of the following businesses: Search and Directory, Mobile and Payment Solutions. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington, and we also have facilities in Los Angeles, California; American Fork, Utah; Woking, United Kingdom and Papendrecht, The Netherlands. We completed our initial public offering on December 15, 1998 and our common stock is listed on the Nasdaq National Market under the symbol “INSP”.

Prior to 1997, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content. In 1997, we expanded our operations, adding sales personnel to capitalize on the opportunity to generate Internet advertising revenues. We began generating significant revenue in 1997 with our on-line services. Revenues in 1998 were also primarily generated through our on-line services. Since then, we have expanded and enhanced our products and application services, including those for the wireless data industry, through both internal development and acquisitions.

We recently announced a further tightening of our strategic focus to two businesses: Search and Directory, and Mobile. In October 2003, we began to explore strategic alternatives for our Payment Solutions business and engaged an investment bank to assist in this process. On March 1, 2004, we had announced that we entered into a definitive agreement to sell our Payment Solutions business to Lightbridge, Inc. for $82 million in cash. The transaction is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions, including receipt of regulatory approval.

Company Internet Site and Availability of SEC Filings.    Our corporate Internet site is www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (“SEC”). The filings can be found in the Investor Relations section of our site, and are available free of charge. Information on our Internet site is not part of this Form 10-K. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

SEARCH AND DIRECTORY

Our Search and Directory properties are designed to enable Internet users to locate information, merchants, individuals and products on-line. We offer Search and Directory services through our branded Web sites,

InfoSpace.com, Dogpile.com, Webcrawler.com and MetaCrawler.com, as well as through the Web sites of distribution partners. Partner versions of our Search and Directory services are generally private-labeled and delivered with each customer’s design and logo specifications.

Search and Directory revenue growth is primarily determined by two key drivers: the number of paid searches and the price per paid search. Generally, each time a user “clicks” on a commercial search result or views a directory listing, the search engine or listing provider that provided the result pays us a fee. Beginning in the second quarter of 2003, we began reporting the number of paid searches and the revenue per paid search. Our Search and Directory business in North America generated an aggregate of approximately 155 million paid searches during the quarter ended December 31, 2003, compared to approximately 140 million paid searches during the quarter ended September 30, 2003. Average revenue per paid search for the quarter ended December 31, 2003 was approximately $0.15, compared to approximately $0.14 per paid search for the quarter ended September 30, 2003.

Search

Our Search properties enable Internet users to locate relevant information, merchants and products on-line. We deliver results from leading search engines, including Yahoo! and Google, among others. Our search offerings differ from most other mainstream search services in that they provide “meta-search” technology that selects results from several search engines. We offer search services through our own Web sites, as well as through the Web sites of distribution partners including WebSearch.com, Verizon Online, Cablevision, Info.com, Copernic Technologies and others. The majority of Search revenue growth in 2003 was generated through the addition of new distribution partners.

We compete against major Internet portals and other providers of Web search services. We also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

Directory

Our Directory services include on-line yellow and white page services. InfoSpace Directory properties help Internet users find local and national merchants and individuals in North America. With our Directory products, users can identify local or national businesses, locate contact information for friends and associates, or search for items to buy, sell, or rent. We offer Directory services through our branded Web sites, such as InfoSpace.com, as well as through distribution relationships. Our distribution partners include AT&T’s Anywho.com, WhitePages.com, MSN and AOL.

Our on-line yellow page services allow users to find telephone, address and other information for local and national merchants. We provide both on-line and “brick-and-mortar” merchants with a Web-based yellow pages listing that is targeted to consumers looking specifically for the products and services that those merchants offer. We obtain the underlying directory listings primarily through our relationship with Verizon Information Services.

Our white pages service enables on-line users to find telephone and address information, as well as more detailed information, on individuals. In the white pages market, we have relationships with U.S. advertisers related to people, location, information and verification services, and derive substantially all of our revenue from these advertisers.

Our Directory services compete against major Internet portals, print and on-line directories from the Regional Bell Operating Companies (“RBOCs”), portals, and independent print and Web-based directories. We also compete against more traditional advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising market.

MOBILE

Our Mobile division develops applications, tools and infrastructure that enable wireless carriers and information, entertainment and media companies to efficiently develop, deliver and monetize mobile data services across multiple devices. We provide mobile data solutions for wireless operators and branded content providers in North America and Europe. Our service offerings allow our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to cellular phones.

In November 2003, we acquired Moviso LLC, a mobile media company, from Vivendi Universal Net USA Group, Inc. for $25 million in cash. Mobile media, consisting of ringtones, graphics, video and games, is one of the fastest growing segments of the wireless data market. The acquisition of Moviso provided us with expanded end-user reach, additional carrier relationships and an extensive content library, improving our ability to help content brands and media companies get their content and applications quickly and easily to subscribers.

Today, the Mobile division generates revenue primarily from transaction fees, subscriber fees, revenue sharing fees, set-up fees and professional service fees. As of December 31, 2003, we had relationships with over 30 mobile customers, including Cingular Wireless, T-Mobile, Virgin Mobile, KPN Mobile and Orange Nederland.

Competitors include wireless application providers, wireless application aggregators, wireless application enablers, entertainment and other digital media companies, and the wireless carriers themselves.

Our service offering is focused in two product lines: Moviso™ content and applications (formerly called MobileZone), and our Modalyst™ delivery system.

Moviso – Content and Applications

The Moviso content and applications portfolio is a suite of branded content applications featuring entertainment, personalization and information offerings. The Moviso content library provides content brands with access to a large carrier network with wide-scale distribution, and allows wireless carriers to differentiate their data offerings with a broad array of brand name applications.

Our Moviso content and applications portfolio is divided into three main application categories:

•	Personalization
Mobile Personalization includes applications such as ringtones, celebrity graphics and voicemail.

•	Information
Mobile Information includes applications such as news, finance, sports, weather, horoscopes and traffic.

•	Entertainment
Mobile Entertainment includes applications such as animated comics, games, “text to win” contests, and greeting cards.

We offer thousands of entertainment, information and personalization titles from more than 250 licensors such as major music and sound effect companies, celebrities, and audio and graphical studios.

The Moviso Applications Portfolio can be delivered via a broad range of delivery standards and handsets. Available delivery technologies include Short Messaging Service (“SMS”) and Multimedia Messaging Service (“MMS”); Wireless Application Protocol (“WAP”) and WAP-push; and Binary Runtime Environment for Wireless (“BREW”) and Java2 Platform, Micro Edition (“J2ME”).

Modalyst – Delivery Platform

The Modalyst delivery platform provides carriers and content providers with comprehensive solutions that support messaging (SMS/MMS), browsing (WAP/xHTML) and downloadable (J2ME/BREW) delivery of content applications. Modalyst also provides tools and infrastructure components to allow carriers, content providers and others to build, publish, market and deliver applications (such as games, ringtones and news) to mobile subscribers across many different networks, handset types, or browser software. Modalyst currently powers mobile data solutions to more than 20 wireless carriers.

Our Modalyst solutions also include wholesale SMS/MMS delivery services that are currently available in the United Kingdom and The Netherlands. Wholesale delivery services allow businesses to reach customers in new and innovative ways via SMS and MMS, and over many mobile network operators at once, through the delivery of interactive promotions, information and other services.

PAYMENT SOLUTIONS

Our Payment Solutions division offers products and services, marketed under the Authorize.Net brand, focused primarily in the e-commerce and mail order/telephone order segment of the U.S. credit card transaction processing market. Our Authorize.Net payment gateway provides credit card and electronic check solutions to e-commerce, phone and mail order companies that process orders for goods and services over the Internet. We connect small and medium-sized businesses to large credit card processors and banking organizations, thereby enabling those businesses to accept electronic payments. Our Authorize.Net service provides transmission of transaction data over the Internet and manages submission of this payment information to the credit card processors.

We earn revenue from our merchants from transaction fees and monthly subscription fees. Beginning in the second quarter of 2003, we began reporting the number of active credit card merchant accounts and the average monthly revenue generated per merchant. At December 31, 2003, our payment processing platform had approximately 91,000 active credit card merchant accounts, compared to approximately 88,000 active credit card merchant accounts at September 30, 2003. We earned an average monthly revenue of approximately $24.30 per merchant during the quarter ended December 31, 2003, compared to an average monthly revenue of approximately $22.80 per merchant during the quarter ended September 30, 2003.

Our payment processing services are sold primarily through Independent Sales Organizations (“ISOs”), through our merchant bank partners, such as Wells Fargo, and through direct sales by Authorize.Net.

Competitors include payment processors, other payment gateways, ISOs and in-house payment solutions.

On March 1, 2004, we announced that we entered into a definitive agreement to sell our Payment Solutions business to Lightbridge, Inc. for $82 million in cash. The transaction is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions, including receipt of regulatory approval.

Seasonality

Our search services, mobile services and payment gateway solutions are generally impacted by traditional retail seasonality, with sales usually increasing in the fourth quarter of each calendar year. Additionally, our search and directory services are generally affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

International Operations

We currently maintain facilities in the United States, The Netherlands and the United Kingdom.

We have historically generated most of our revenues from customers in the United States. Revenue generated in the United States accounted for 90% in 2003, 91% in 2002 and 91% in 2001 of our total revenues in those years.

Revenue Sources

In 2003, we derived most of our revenues from Search and Directory, Mobile and Payment Solutions. In 2003, we derived 6.5% of our revenue from our non-core services. As of the end of 2003, we had sold all of our non-core services.

Search and Directory Revenue:    We generate revenues from our Web search and on-line yellow page and white page services. Revenues are generated when an end-user of our services generates a paid search at our Web site. We also generate revenue from searches at a distribution partner’s Web site. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to us. We also generate advertising revenues by selling banner, button and text-link advertisements based on cost per search or page view, which are recognized when the services are delivered.

Mobile Revenue:    We earn revenues, typically from agreements with wireless carriers, for content delivery services, which include both subscriber usage or product downloads, hosting and maintenance services and professional services. We recognize subscriber revenues based on a fee per user or per usage by the end user. We recognize revenue from media downloads when the product is delivered. We recognize revenue from Internet hosting services and maintenance of such services, which is recognized in the period in which the service is provided. We sometimes earn one-time user set-up fees. We also generate revenues from professional services, which are recognized as revenue in the period in which the work is completed and accepted by the customer.

Payment Solutions Revenues:    We generate revenues from our credit card processing and eCheck processing services, gateway fees and set-up fees. Processing services revenue, which is based on a fee per transaction or as a percentage of the completed transaction, is recognized in the period the transaction occurs. Revenues from our gateway services are generated from monthly subscriptions charged to our merchant customers for use of the services and are recognized in the period in which the service is provided. Revenues from one-time set-up fees for our payment processing services are recognized ratably over the average estimated life of the merchant.

Product Development

We believe that our technology is essential to successfully implement our strategy of expanding and enhancing our Search and Directory services, expanding in the mobile data market and maintaining the attractiveness and competitiveness of our products and services. Product development expenses were $23.7 million in the year ended December 31, 2003, $35.2 million in the year ended December 31, 2002 and $39.3 million in the year ended December 31, 2001.

Intellectual Property

Our success depends significantly upon our technology. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our patent, copyright and trademark notices.

“InfoSpace,” the InfoSpace logo, “Go2Net,” “Authorize.Net,” “Authorize.Net Where the World Transacts,” “Dogpile”, the Dogpile logo, “ActiveShopper,” “100Hot,” “Web21,” “Haggle Online,” “MetaCrawler,”

“MetaSpy,” “FraudScreen.Net,” “RubberChicken.com,” “Aprilfools.com,” “Pagegreetings,” “Echeck.net,” “Virtual Outlet,” “Valentine.com,” “WebMarket,” “GiantBear,” “Giantbear.com,” “E-Cash,” “Digicash,” “E-Vote, “ “Kidcash,” “Net-Cash,” “Net-Pay,” “Classifieds2000,” “Cool Notify,” “Jango,” “Webcrawler,” “Webcrawler Direct,” “Search the Search Engines!,” “Airpay by Authorize.Net,” “Moviso,” “Ringster,” and “Yourmobile” are U.S. registered trademarks of ours. In addition, we have applied for U.S. federal registration of other marks, including the Go2Net logo, “Discover What You Can Do,” “Airpay,” “Syncnow,” “Ad Focus,” “InfoSpace Mobile Zone,” “WAM!,” “Arfie”, the Arfie logo, “Audiotones,” “Celebrity Voice Ringers,” “FXTones,” “Globalreach,” “Good Dog Great Results,” “Hittones,” “InfoSpace Mobile,” “Modalyst,” “Moviso & Mobile Vision Sound Design,” “Musictones,” “Nutones,” “Picster,” “Realtones,” “Saraide,” “Songcentral,” “Songtones,” “Startones,” “Trutones,” and “Watchdog”. We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks in the U.S. and foreign countries, as appropriate. We may not be successful in obtaining registration for the service marks and trademarks for which we have applied.

We hold 31 U.S. patents. Our issued patents relate to private-label ecommerce solutions; tracking the purchase of products, services and information on the Internet and on wireless devices; order injection technology and electronic transaction technologies. We have many issued foreign patents and patents pending covering some of these technologies. We are currently pursuing certain pending U.S. patent applications that relate to various aspects of our technology, including technology we have developed for querying and developing databases, for developing and constructing Web pages, electronic ecommerce on-line directory services, wireless soft-key navigation and Web scraping. We anticipate on-going patent application activity in the future. However patent claims may not be issued, and, if issued, may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged or invalidated by third parties.

Despite our efforts to protect our rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

Companies in the Internet software and application services industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of others’ proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of others’ proprietary rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

MetaCrawler License Agreement.    We hold an exclusive, perpetual worldwide license, subject to certain limited exceptions, to the MetaCrawler intellectual property and related search technology from the University of Washington, which we use in our various Search businesses.

Competition

We operate in the Internet software and application and mobile services markets, which are extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for mobile and Internet software and applications are:

•	the ability to meet the specific information and service demands of a particular Web site, mobile device or platform;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers, merchants, subscribers and other end users;

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web site, mobile device or platform, and

•	the ability to meet needs of wireless carriers and other major customers.

Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

•	Our search services compete with major Internet portals and search providers such as Google, Yahoo! and Microsoft’s MSN. Our online directory services compete with print and on-line directories from the RBOCs, major Internet portals, and independent print and Web-based directories. Our Search and Directory services also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising market. Other information services we provide compete with specialized content providers.

•	Our mobile services compete with mobile application aggregators, mobile application enablers and in-house information technology departments of wireless carriers and device manufacturers.

•	Our Payment Solutions services compete with other online payment processing services, ISOs and in-house payment solutions.

•	In international markets, we compete with local companies which may have a competitive advantage due to their greater understanding of and focus on a particular local market.

We expect that in the future we will experience competition from other Internet software and application and mobile services companies. Some of these companies are currently customers or distribution partners of ours, the loss of which could harm our business.

Many of our current customers have established relationships with some of our current and potential future competitors. Some of our customers are also our competitors. If our competitors develop software and application services that are superior to ours, or that achieve greater market acceptance than ours, our business will suffer.

Governmental Regulation

Because of the increasing use of the Internet, U.S. and foreign governments have adopted or may in the future adopt laws and regulations relating to the Internet, addressing issues such as user privacy, pricing, content, taxation, copyrights, distribution and product and services quality.

Recent concerns regarding Internet user privacy have led to the introduction of U.S. federal and state legislation to protect Internet user privacy. Existing laws regarding user privacy that we may be subject to include the Children’s Online Privacy Protection Act, which regulates the online collection of personal information from children under 13, and the Gramm-Leach-Bliley Act, which regulates the collection and processing of personal financial information. In addition, the Federal Trade Commission has initiated investigations and hearings regarding Internet user privacy, which could result in rules or regulations that could adversely affect our business. As a result, we could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, or to distribute or collect user information. The various states likewise have sought to regulate advertising and privacy.

In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. European countries may pass new laws in accordance with the directive, or may seek to more strictly enforce existing legislation, which may prevent us from offering some or all of our services in some European countries. The European Union also has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags as well as sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the directive by October 31, 2003. Germany already has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations.

We may be subject to provisions of the Federal Trade Commission Act that regulate advertising in all media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The Federal Trade Commission has the power to enforce this Act. It has recently brought several actions charging deceptive advertising via the Internet and is actively monitoring advertising via the Internet. States as well have brought such actions.

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

The Banking Secrecy Act, the USA Patriot Act of 2001 and the Homeland Security Act contain anti-money laundering and financial transparency laws and mandate the implementation of various new regulations applicable to financial services companies, including obligations to monitor transactions and report suspicious activities. The obligations under these Acts which may apply directly, or could be applied by our financial services partners, to certain of our merchant services requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to liability.

These or any other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some countries, and liabilities which might be incurred through lawsuits or regulatory penalties.

Employees

As of February 29, 2004, we had 466 employees. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Executive Officers and Directors

The following table sets forth certain information as of February 29, 2004 with respect to our executive officers and directors:

Name	Age	Position
James F. Voelker	52	Chairman and Chief Executive Officer
Kathleen H. Rae	47	President and Chief Operating Officer
David E. Rostov	38	Chief Financial Officer
Edmund O. Belsheim, Jr.	51	Chief Administrative Officer and Director
Victor J. Melfi, Jr.	46	Chief Strategy Officer
Brian T. McManus	46	Executive Vice President, Search and Directory
Kendra Ann VanderMeulen	52	Executive Vice President, Mobile
Prakash Kondepudi.	40	Executive Vice President, Payment Solutions
Allen M. Hsieh	44	VP Financial Operations, Chief Accounting Officer
John E. Cunningham, IV	46	Director
Rufus W. Lumry, III	57	Director
Lewis M. Taffer.	56	Director
Richard D. Hearney	64	Director
George M. Tronsrue, III	47	Director
Vanessa A. Wittman	36	Director

James F. Voelker assumed the role of our Chairman and Chief Executive Officer since December 2002. He also held the title of President from December 2002 to April 2003. He has served as a director since July 2002. He served as President and a director of NEXTLINK Communications, Inc. (now XO Communications, Inc.) from inception in 1994 through 1998. Prior to NEXTLINK, he served as Chief Executive Officer and director of U.S. Signal, a full service competitive local exchange carrier. He currently serves as an advisor to Providence Equity Partners.

Kathleen H. Rae was appointed President and Chief Operating Officer in April 2003. She served as a partner of Ignition Partners from inception in March 2000 to June 2001. She served as Chief Financial Officer and a member of the founding operational team for NEXTLINK Communications, Inc. (now XO Communications, Inc.), from January 1996 through December 1999. She served with Alaska Airlines and Horizon Air, subsidiaries of Alaska Air Group from 1987 to 1995. From 1994 to 1995 she served as President and Chief Executive Officer of Horizon Air. Ms. Rae holds a B.S. in Business from the University of California, Berkeley.

David E. Rostov was appointed Chief Financial Officer in April 2003. From March 2001 to November 2002, he served as Chief Financial Officer of Apex Learning, a provider of online advanced placement courses for U.S. high schools. From May 2002 to November 2002 he also served as acting Chief Operating Officer. Prior to Apex Learning, he served as Chief Financial Officer of drugstore.com from January 1999 to January 2001. He served as Chief Financial Officer of Nextel International from 1996 to 1999. He served in various financial positions at McCaw Cellular Communications from 1992-1995. Mr. Rostov holds a B.A. in Economics from Oberlin College, and an M.B.A and M.A. in Public Policy from the University of Chicago Graduate School of Business.

Edmund O. Belsheim, Jr. joined us in November 2000 as Senior Vice President and General Counsel, and was appointed Chief Operating Officer in January 2001 and Chief Administrative Officer in April 2003. He also served as President from July 2001 to December 2002. Mr. Belsheim has also been a director since January 2001. From April 1999 to November 2000, he was a partner at Perkins Coie LLP, a Seattle-based law firm. From 1996 to 1998, Mr. Belsheim served as Vice President, Corporate Development, General Counsel and Secretary of Penford Corporation, a maker of specialty starches. He also served as Senior Vice President, Corporate Development, General Counsel and Secretary of Penwest Pharmaceuticals Co., an oral drug delivery technology and products company. Prior to joining Penford Corporation, Mr. Belsheim was a member of the law firm Bogle & Gates, P.L.L.C. Mr. Belsheim holds an A.B. from Carleton College, an M.A. from the University of Chicago and a J.D. from the University of Oregon.

Victor J. Melfi, Jr. joined us in November 2003 as Chief Strategy Officer, after previously serving in a consulting role. Since 1998, he has served as a consultant to and board member of several technology companies, including License Online, Virtual Spin, and PrairieLaw.com, where he also served as Chief Executive Officer. From November 1994 to January 1998, he served as Chief Executive Officer of Multiple Zones (now Zones, Inc.), a direct marketing reseller of technology products. From 1990 to 1994, he served at Reader’s Digest Association, Inc. Mr. Melfi holds a bachelor’s degree from Shimer College and a master’s degree from Oxford University. He also holds an M.B.A. and M.A. from Yale University.

Brian T. McManus joined us in April 2003 as Executive Vice President, Search and Directory. From April 2000 to October 2002, he served as Vice President of Corporate Development at Internet service provider Epoch Internet. From October 1999 to April 2000, he served as Chief Operating Officer of Bazillion. From December 1998 to June 1999, he served as Chief Executive Officer of Intermind (now OneName). From December 1993 to March 1998, he served in various executive positions for AccessLine Technologies, including Chief Executive Officer from June 1997 to March 1998. Mr. McManus holds a B.S. in Business Administration and Economics from the University of California, Berkeley. He also holds a M.B.A. and a J.D. from the University of Washington.

Kendra Ann VanderMeulen joined InfoSpace as Executive Vice President, InfoSpace Mobile in May 2003. She led the formation of the wireless data business at AT&T Wireless from 1994 until August 2001. Previously she was with Cincinnati Bell Information Systems (now Convergys), where she served as Chief Operating Officer and President of the Communications Systems Group. Ms. VanderMeulen holds a B.S. in mathematics from Marietta College and a M.S. in computer science from Ohio State University.

Prakash Kondepudi joined us in April 2000 as Vice President, Mobile Commerce and was appointed Executive Vice President, Merchant in February 2001, and was appointed Executive Vice President of Payment Solutions in April 2003. Mr. Kondepudi had served as Vice President, Application Services of Saraide Inc. (formerly saraide.com, inc.) from November 1998 until our acquisition of a controlling interest in Saraide in March 2000. From May 1995 to October 1998, Mr. Kondepudi worked for VeriFone, Inc., where he initially served as Director, Client/Server Technology and was later appointed Director, Business Development. Mr. Kondepudi holds a bachelor’s degree in Technology from Jawaharlal Nehru Technology University (India) and a master’s degree in Technology from the Indian Institute of Technology-Madras.

Allen M. Hsieh joined us in June 2003 as Vice President Financial Operations and Chief Accounting Officer. From February 2000 to March 2003, he served as Vice President Finance at Terabeam Corp., a start up technology company. Prior to Terabeam Corp. he served in various positions at PricewaterhouseCoopers LLP, a big four accounting firm, from July 1985 to February 2000, and the last two years as a partner in their accounting and auditing practice. Mr. Hsieh holds a B.A. in Business Administration from the University of Washington.

John E. Cunningham, IV has served as a director since July 1998. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P. since February 1998. From April 1995 until February 2003, he served as President of Kellett Investment Corporation, an investment fund for private companies. During 1997, Mr. Cunningham acted as interim Chief Executive Officer of Real Time Data, a wireless services company. From February 1991 to November 1994, he served as Chairman and Chief Executive Officer of RealCom Office Communications, a privately-held telecommunications company that merged with MFS Communications Company, Inc. Mr. Cunningham is on the board of directors of Petra Capital, LLC and Revenue Science, Inc., formerly digiMine.com, and also serves as an advisor to Petra Mezzanine Fund, L.P. He holds a B.A. from Santa Clara University and an M.B.A. from the University of Virginia.

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

Lewis M. Taffer has served as a director since June 2001. Mr. Taffer was appointed Executive Vice President, Acquisition Marketing of America Online in January 2004. From May 2001 to January 2004, Mr. Taffer was an independent consultant specializing in marketing, business development and strategic partnerships. From 1979 through April 2001, Mr. Taffer served in various positions at American Express Company, most recently as Senior Vice President—Corporate Business Development, a position at which he developed and launched an online shopping portal for American Express Cardmembers, which utilized InfoSpace services. Mr. Taffer serves on the board of directors of Lymphoma Research Foundation, a nonprofit entity. Mr. Taffer holds a B.A. from the University of Pittsburgh and a J.D. from the University of Michigan.

Richard D. Hearney has served as a director since September 2001. General Hearney served as President and Chief Executive Officer of Business Executives for National Security, an organization focusing on national security policy, from January 2000 to April 2002. General Hearney joined McDonnell Douglas Corporation in 1996 and served as Regional Vice President of Business Development—Western Europe until the acquisition of McDonnell Douglas by The Boeing Company in 1997, and subsequently served as Vice President of the Military Aircraft and Missile Systems Group of Boeing until November 1999. General Hearney served in the United States Marine Corps for over 35 years, and retired from military service in 1996 as Assistant Commandant of the Marine Corps. He holds a B.A. from Stanford University and an M.A. from Pepperdine University and graduated from the Naval War College.

George M. Tronsrue, III was appointed as a director in February 2003. Mr. Tronsrue is currently Co-Manager of Jericho Fund, LLC, an investment and consulting company. From January 2000 to March 2004, Mr. Tronsrue served as Chairman and Chief Executive Officer of Monet Mobile Networks Inc., a Seattle-based wireless Internet service provider. Monet Mobile filed for Chapter 11 bankruptcy protection in March 2004. From October 1997 to October 1999, Mr. Tronsrue was with XO Communications, Inc. (formerly NEXTLINK Communications, Inc.), a broadband communications company, where he served as Chief Operating Officer and was also appointed as President in July 1998. Prior to his tenure at XO Communications, Mr. Tronsrue was a member of the initial executive management team of American Communications Services, Inc. (later called e.spire Communications, Inc.), an Internet data and fiber infrastructure company. Prior to e.spire, Mr. Tronsrue was employed by Teleport Communications Group and MFS Communications. Mr. Tronsrue serves on the boards of directors of several private companies and charitable organizations. Mr. Tronsrue holds a B.S. from the U.S. Military Academy.

Vanessa A. Wittman was appointed as a director in April 2003. She presently serves as Executive Vice President and Chief Financial Officer of Adelphia Communications Corporation, where she has served since March 2003. From February 2000 to March 2003, she was Chief Financial Officer of broadband network services provider 360networks. Previously, she served as senior director of Corporate Development at Microsoft, and was Chief Financial Officer of the wireless-services company Metricom, Inc. Ms. Wittman holds a BS/BA in Business Administration from the University of North Carolina at Chapel Hill, and an MBA from the University of Virginia’s Darden Graduate School of Business.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Financial Risks Related to Our Business

We have a history of losses and may continue to incur operating losses, and we may not achieve or sustain profitability under U.S. generally accepted accounting principles (GAAP).

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $1.3 billion. We may continue to incur operating losses in the future. These losses may be higher than our current losses from operations. Some of our operating expenses are fixed in the short term. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions we may enter into, or incur restructuring charges as our business evolves. We must therefore generate revenues sufficient to offset these expenses in order for us to become profitable under GAAP. While we achieved profitability in the three-month periods ended September 30, 2003 and December 31, 2003, we have yet to achieve profitability on an annual basis. Further, we may not be able to sustain profitability on a quarterly basis or on an annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals, wireless carriers, merchant banks, financial institutions and resellers, for distribution or usage of our products and application services. In 2003 we generated approximately 30% of our total revenues through our relationships with our top ten distribution partners in our various businesses. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search and directory products, and most of these partners are development-stage companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships.

Certain of our agreements with our distribution partners will come up for renewal or expire during 2004. We cannot assure you that such arrangements will not be terminated or that such arrangements will be renewed upon expiration of their terms. We cannot guarantee that new contracts, if any, which replace terminated contracts will be on terms as favorable to us as the prior arrangements. In particular, we are currently experiencing industry pricing pressure in our wireless business. Also, certain of our distribution partners may not comply with their agreement with us, which may cause us to terminate the agreement. Additionally, certain terms of our agreements with our third party content providers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require the rights we grant to our distribution partners to be modified to comply with such amendments or interpretations. Our agreements with our distribution partners generally provide that we may modify the rights we grant to our distribution partners to avoid being in conflict with the agreements with our content providers. Failure of a distribution partner to comply with any such modification may require us to either not provide content from the applicable content provider to such distribution partner or to terminate the distribution agreement.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented 68.1% of our revenues for 2003. Overture, Verizon Information Services and Google each accounted for more than 10% of our revenues in the year ended December 31, 2003. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results could materially suffer.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	the pending sale of our Payment Solutions business;

•	effects of acquisitions and other business combinations by us, our customers or our distribution partners;

•	the loss, termination or reduction in scope of key customer, distribution and content relationships;

•	Increases in the costs or availability of content for or distribution of our products;

•	changes in the array of products and services we offer;

•	further impairment in the value of long-lived assets or the value of acquired assets including goodwill, core technology and acquired contracts;

•	litigation cost;

•	our ability to attract and retain customers and distribution partners;

•	expenditures for expansion or contraction of our operations;

•	the introduction of new or enhanced services by us, other companies that compete with us or our customers;

•	the inability of our customers to pay us or to fulfill their contractual obligations to us; and

•	recognition of gains or additional losses on our investments in other companies.

For these reasons, among others, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which would cause the trading price of our stock to decline.

Our strategic direction is evolving, which could negatively affect our future results.

In 2003 we announced that, as part of an in-depth and ongoing analysis of our business, we were taking steps to streamline operations and sharpen our strategic focus on our core businesses: Search and Directory, Mobile and Payment Solutions. Services falling outside of these areas have been sold or otherwise divested. Recently, we announced that we have entered into an agreement to sell our Payment Solutions business, subject to certain closing conditions. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, in 2003 we completed an in-depth analysis of our business, and we have taken, and continue to take, steps to streamline operations and sharpen our strategic focus.

As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are in new or rapidly evolving markets and continuing to innovate with new and unproven technologies, as well as undergoing significant change. Some of these risks relate to our potential inability to:

•	attract and retain distribution partners, particularly for our search and directory products;

•	retain and expand our existing carrier arrangements;

•	respond quickly and appropriately to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors, and regulatory changes affecting the industries we operate in and/or markets we serve;

•	manage our growth, control expenditures and align costs with revenues;

•	expand successfully into international markets; and

•	attract, retain and motivate qualified personnel.

In addition, we have in the past and may in the future find it beneficial to streamline operations and reduce expenses, including such measures as reductions in the workforce, reductions in discretionary spending, reductions in capital expenditures as well as other steps to reduce expenses. Effecting any such restructuring would likely place significant strains on management and our operational, financial, employee and other resources. In addition, any such restructuring could negatively affect our development, marketing, sales and customer support efforts or alter our product development plans.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

Our future earnings could continue to be negatively affected by significant charges resulting from the impairment in the value of assets we acquire or sell.

For acquisitions that we have accounted for using the purchase method, we regularly evaluate the recorded amount of long-lived assets, consisting primarily of goodwill, acquired contracts and core technology, to determine whether there has been any impairment of the value of the assets and the appropriateness of their estimated remaining lives. We evaluate impairment annually or whenever events or changed circumstances indicate that the carrying amount of the long-lived assets might not be recoverable.

We also may incur charges when we abandon or sell non-core assets for less than their carrying value. During the year ended December 31, 2003, we evaluated our other intangible assets and recorded an impairment charge of $1.2 million related to core technology acquired in certain previous acquisitions as we determined that we would no longer pursue providing certain services due to changes in our business focus.

In addition, recent changes in GAAP require us to discontinue amortizing goodwill and certain intangible assets. We adopted these changes effective January 1, 2002. Under this approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets is more than its fair value. We will continue to regularly evaluate the recorded amount of our long-lived assets including acquired contracts and core technology and test for impairment. In the event we determine that any long-lived asset has been impaired, we will record additional impairment charges in future quarters. Goodwill impairment will be evaluated at least annually. We are unable to predict the amount, if any, of potential future impairments.

As of December 31, 2003, the carrying value of our acquired intangible assets is $126.4 million, consisting of goodwill of $106.2 million and other intangible assets of $20.2 million. The other intangible assets are being amortized over their useful lives, through 2008. We intend to continue to acquire strategic assets and businesses, and may continue to incur impairment charges relating to past and future acquisitions.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has historically been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On February 27, 2004, the closing price of our common stock was $36.35. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology company securities in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

Our financial and operating results will suffer if we are unsuccessful at integrating acquired businesses.

We have acquired a number of technologies and businesses in the past, and may engage in further acquisition activity in the future. For example, we recently acquired Moviso LLC, a provider of mobile media content, entertainment and personalization services, for $25.0 million. Acquisitions typically involve potentially dilutive issuances of stock, use of cash, the potential incurrence of debt and contingent liabilities and/or large write-offs and amortization expenses related to certain intangible assets. Our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Past and future acquisitions involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	the dilutive effect on earnings per share as a result of incurring operating losses for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our employees and customers or those of the acquired companies;

•	failing to achieve the anticipated benefits of these acquisitions in a timely manner; and

•	adverse outcome of litigation matters assumed in or arising out of these acquisitions.

The success of the operations of companies and technologies that we have acquired will often depend on the continued efforts of the management and key employees of those acquired companies. Accordingly, we have typically attempted to retain key employees and members of existing management of acquired companies under the overall supervision of our senior management. We have, however, not always been successful in these attempts at retention.

Divestiture of our Payment Solutions business may prove unsuccessful or may otherwise have a material adverse effect on our ability to conduct business, our operations and our financial condition.

We are taking steps to streamline operations and sharpen our strategic focus on our core businesses, and have recently narrowed this focus to our Search and Directory and Mobile businesses. Services falling outside of these areas have been sold or otherwise divested. On March 1, 2004, we announced that we entered into a definitive agreement to sell our Payment Solutions business to Lightbridge, Inc. for $82 million in cash. The transaction is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions, including receipt of regulatory approval.

We can offer no assurances that we will be able to consummate the sale of our Payment Solutions business. Further, such divestiture may prove unsuccessful or may otherwise have a material adverse effect on our ability to conduct business, our operations and our financial condition. Further, the divestiture will result in an immediate decline in revenue and potentially have a negative impact on our profitability in the short term, and there can be no assurance that our increased focus on our core businesses will result in replacement of the lost revenue or that we will be successful in effectively utilizing the proceeds of the sale.

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

We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. Further, our musical composition licenses for the creation of mobile content generally require royalty payments on a “most favored nation” basis which requires us to pay the highest royalty paid to any licensor to all such licensors. In the future, some of our content providers may not give us access to important content and/or increase the royalties, fees or percentages that they charge us for their content, which could have a negative impact on our net earnings. If we fail to enter into and maintain satisfactory arrangements with content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our business reputation and operating results.

Collection of all or a portion of our payroll tax receivable is subject to approval by the Internal Revenue Service.

As of December 31, 2003, we had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, a former officer of InfoSpace exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and we believe that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the employee and filed an amendment to our payroll tax return to request the tax refund. The IRS is auditing our payroll tax returns for the year 2000. As part of this audit, the IRS is currently reviewing our refund claim of the $13.2 million in payroll taxes. We have received a notice that the IRS is proposing to disallow our claim; however, we are contesting their proposal. We believe that we have meritorious arguments under the Internal Revenue Code and applicable regulations to recover this refund from the IRS and that it is probable that we will recover this refund, however, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable. The IRS has not issued its final audit report.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if the transaction would be beneficial to our stockholders. Provisions of our charter documents which could have an anti-takeover effect include:

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

On July 19, 2002, our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of August 9, 2002. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of our preferred stock, or shares of an acquiring entity. The issuance of the rights would make the acquisition of InfoSpace more expensive to the acquirer and could delay or discourage third parties from acquiring InfoSpace without the approval of our board of directors.

Operational Risks Related to Our Business

Our systems could fail or become unavailable, which would harm our reputation, result in a loss of current and potential customers and could cause us to breach existing agreements.

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; and Papendrecht, The Netherlands. Until we complete our disaster recovery and redundancy planning, none of our data centers are currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic on our Web sites, or our customers’ Web sites, or our Mobile content downloading activity increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction-processing systems and network infrastructure. Due to our number of customers and the products and application services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

Furthermore, we have entered into service level agreements with certain merchant services distributors and most of our wireless customers. These agreements sometimes call for specific system up times and 24/7 support, and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under our agreements, harm our reputation and result in the loss of customers and distributors.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business.

Approximately twelve lawsuits against us are currently pending in which claims have been asserted against us and/or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that we believe are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and we maintain insurance which may cover some defense costs and some of the claims, should we not prevail. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against us. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 9 to our consolidated financial statements.

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

As markets for products and services for Search and Directory and Mobile continue to grow, competition in these markets will likely intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. International expansion may also require significant financial investment. To the extent that we are unable to compete successfully in international markets, we may not realize the benefits of our investment in international expansion.

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, limitations on the repatriation of funds and fluctuations of foreign exchange rates, and varying levels of Internet technology adoption and infrastructure. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences, and technology export controls. If we cannot manage these risks effectively our business is likely to be harmed.

We may be subject to liability for our use or distribution of information that we receive from third parties.

We obtain content and commerce information from third parties. When we integrate and distribute this information over the Internet, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement and product or service liability, among others. Many of the agreements by which we obtain content do not contain indemnity provisions in favor of us. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made against us. Any liability that we incur as a result of content we receive from third parties could harm our financial results.

We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, negligence, defamation, invasion of privacy, or product or service liability. We may also be subject to laws and regulations, both in the United States and abroad, regarding user privacy.

Technological Risks Related to Our Business

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Patent searches, regardless of the time and money spent to conduct them, generally return only a fraction of the issued patents that may be deemed relevant to a particular product or service, because of the difficulties in mapping conceptual ideas, protected patents, to natural-language expression of those ideas. It is therefore a nearly impossible task to determine, with any level of certainty, whether a particular product or service may be construed as infringing some U.S. or foreign patent. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by third parties which relate to our software products. In addition, our competitors and other companies as well as research and academic institutions have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications. If we were to discover that our products violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly and/or contained terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate third party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms.

In addition to patent claims, third parties may make claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Any third-party infringement claims against us could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements. Any royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations.

Our Search and Directory products and services may expose us to claims relating to how the content was obtained and/or distributed.

Our Search and Directory services link users, either directly through our Web sites or through the Web sites of our distribution partners, to third party Web pages and content in response to search queries. These services could expose us to legal liability from claims relating to or arising out of such third-party content and sites, from claims relating to or arising from the manner in which these services are distributed by us or our distribution partners, or from claims relating to or arising from how the content provided by our third-party content providers was obtained or provided by our content providers. Such claims could include, by way of example, legal actions asserting: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there was a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), and/or be required to change our business practices. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services to our customers. As a result, these claims could result in material harm to our business.

We rely heavily on our technology, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights thus weakening our competitive position and negatively impacting our financial results.

To protect our rights in our products and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, and confidentiality agreements with employees and third parties and protective contractual provisions. We also rely on the law pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary, or infringe our trademarks. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, we could lose our competitive position.

Effectively policing the unauthorized use of our products and trademarks is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or trademarks. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as protection is not sought or obtained in every country in which our services are available. Also, the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property, our competitive position in markets abroad may suffer.

Risks Related to the Industries in Which We Operate

Consolidation in the industries in which we operate could lead to increased competition and loss of customers.

The Internet industry (including the search and directory segment) and wireless industry have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	our customers could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our customers could merge with other customers, which could reduce the size of our customer base and potentially reduce our ability to negotiate favorable terms;

•	current and potential competitors could improve their competitive positions through strategic acquisitions; and

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us.

We could be subject to liability due to fraud, illegality or privacy and security breaches in connection with use of our services.

Security and privacy concerns of users of e-commerce and online subscription services may inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions.

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft, or merchant fraud. Subscribers to some of our other services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to liability. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants or subscribers to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

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

Our payment system may also be susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed. In addition, regulations under the USA Patriot Act of 2001 may require us to revise the procedures we use to comply with the various anti-money laundering and financial services laws. Our business could suffer if customers use our system for illegal or improper purposes or if the costs of complying with regulatory requirements increase significantly.

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

Businesses that handle consumers’ funds are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, these rules and regulations may require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statues may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.

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

Our credit card payment gateway business depends upon our relationships with third-party payment processors. Our ability to process credit card payments will be severely impacted if any of the processors prevent us from accessing their processing platforms. Also, we process our Automated Clearing House (ACH) transactions through our Originating Depository Financial Institution (ODFI) partner. Our ability to process ACH transactions would be severely impacted if we lose our ODFI partner.

Intense competition in the Search and Directory, Mobile and Payment Solutions markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the Search and Directory, Mobile and Payment Solutions markets, all of which are extremely competitive and rapidly changing. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of these competitive factors and due to our relatively small size and financial resources we may be unable to compete successfully.

Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Many of our current customers have established relationships with some of our current and potential future competitors. If these competitors develop products and services that compete with ours, we could lose market share and our revenues would decrease.

We rely on the Internet infrastructure and its continued commercial viability, over which we have no control and the failure of which could substantially undermine our business strategy.

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

ITEM 2.    Properties

We have business operations in: Bellevue, Washington; American Fork, Utah; Los Angeles, California; Papendrecht, The Netherlands and Woking, United Kingdom. We have data centers in Bellevue and Seattle, Washington, Los Angeles, California and Papendrecht, The Netherlands. We also have a sales office in San Francisco, California. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near term needs.

ITEM 3.    Legal Proceedings

See Note 9—Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

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

	High	Low
Fiscal Year Ending December 31, 2002:
First Quarter	$27.80	$13.30
Second Quarter	$16.50	$3.70
Third Quarter	$7.40	$3.75
Fourth Quarter	$12.05	$4.23

Fiscal Year Ending December 31, 2003:
First Quarter	$12.32	$8.48
Second Quarter	$15.51	$10.70
Third Quarter	$23.34	$12.81
Fourth Quarter	$27.75	$20.06

On February 27, 2004, the last reported sale price for our common stock on the Nasdaq National Market was $36.35 per share. As of February 27, 2004, there were approximately 992 holders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$71,980	$214,530	$161,921	$136,142	$160,054
Operating expenses
Cost of revenues	13,472	35,627	41,841	36,781	29,256
Product development	15,580	40,624	39,341	35,195	23,674
Sales, general and administrative	77,777	131,081	118,333	89,602	86,284
Amortization of goodwill and other intangible assets	42,761	171,336	236,714	16,875	6,819
Impairment of goodwill and other intangible assets	—	8,952	107,729	76,385	1,151
Acquisition and related charges	13,574	123,998	(3,504)	—	—
Other, net	11,360	4,732	11,505	4,167	3,029
Restructuring charges	—	2,322	17,392	1,814	11,722

Total operating expenses	174,524	518,672	569,351	260,819	161,935

Loss from operations	(102,544)	(304,142)	(407,430)	(124,677)	(1,881)
Loss on investments	—	(588)	(108,158)	(20,940)	(11,997)
Other income, net	22,342	27,682	17,361	7,416	8,435
Minority interest	—	(3,171)	(17)	—	—
Income tax expense	—	(137)	(664)	(430)	(876)
Cumulative effect of change in accounting principle	—	(2,056)	(3,171)	(206,619)	—
Preferred stock dividend (1)	(159,931)	—	—	—	—

Net loss applicable to common stockholders	$(240,133)	$(282,412)	$(502,079)	$(345,250)	$(6,319)

Basic and diluted net loss per share	$(9.32)	$(9.28)	$(15.78)	$(11.26)	$(0.20)

Shares used in computing basic and diluted net loss per share	25,775	30,448	31,822	30,656	31,232

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$414,661	$370,148	$198,880	$275,567	$300,510
Working capital	418,297	366,875	199,897	287,228	302,647
Total assets	953,919	1,272,110	837,005	481,396	492,315
Total stockholders’ equity	909,020	1,168,572	782,588	448,136	446,532

(1)	Amount relates to discount on convertible Go2Net preferred stock sold to Vulcan Ventures in 1999.

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

Overview

InfoSpace is a diversified technology and services company principally comprised of the following businesses: Search and Directory, Mobile, and Payment Solutions. We are a Delaware corporation founded in 1996 with principal corporate offices located in Bellevue, Washington. We completed our initial public offering on December 15, 1998 and our common stock is listed on the Nasdaq National Market under the symbol “INSP”.

Our Search and Directory properties enable Internet users to locate information, merchants, individuals and products on-line. We offer Search and Directory services through our branded Web sites, InfoSpace.com, Dogpile.com, Webcrawler.com and MetaCrawler.com, as well as through the Web sites of distribution partners. Partner versions of our Search and Directory services are generally private-labeled and delivered with each customer’s unique requirements.

Our Mobile division develops applications, tools and infrastructure that enable wireless carriers and information, entertainment and media companies to efficiently develop and deliver mobile data services across multiple devices. We provide mobile data solutions for wireless operators and branded content providers in North America and Europe. Our service offering allows our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to various mobile devices.

Our Payment Solutions division offers products and services, marketed under the Authorize.Net brand, focused primarily in the e-commerce and mail order/telephone order segment of the U.S. credit card transaction processing market. Our Authorize.Net payment gateway provides credit card and electronic check solutions to e-commerce, phone and mail order companies that process orders for goods and services over the Internet. We connect small and medium-sized businesses to large credit card processors and banking organizations, thereby enabling those businesses to accept electronic payments. Our Authorize.Net service provides transmission of transaction data over the Internet and manages submission of this payment information to the credit card processors.

Prior to 1997, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content. In 1997, we expanded our operations, adding sales personnel to capitalize on the opportunity to generate Internet advertising revenues. We began generating significant revenue in 1997 with our on-line services. Revenues in 1998 were also primarily generated through our on-line services. Since then, we have expanded and enhanced our products and application services, including those for the wireless data industry, through both internal development and acquisitions.

We recently announced a further tightening of our strategic focus to two businesses: Search and Directory, and Mobile. In October 2003, we began to explore strategic alternatives for our Payment Solutions business and engaged an investment bank to assist in this process. On March 1, 2004, we announced that we entered into a definitive agreement to sell our Payment Solutions business to Lightbridge, Inc. for $82 million in cash. The transaction is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions, including receipt of regulatory approval.

Overview of 2003 Operating Results

The following is an overview of our operating results for the year ended December 31, 2003. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2003, 2002 and 2001 is included the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2003 was a year of significant change for InfoSpace. We strengthened our management team, narrowed our strategic focus, improved our products and services, increased revenues and reduced costs to improve our overall operating results. As part of narrowing our strategic focus, we identified certain non-core services to divest, all of which were sold or otherwise divested during 2003. In October 2003, we began exploring strategic alternatives for our Payment Solutions business unit and on March 1, 2004, we entered into a definitive agreement to sell our Payment Solutions business to Lightbridge, Inc. for $82 million in cash. The transaction is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions, including receipt of regulatory approval. Although Payment Solutions is a growing, profitable business, we believe it is in the best interest for our shareholders, customers and employees to focus our resources on fewer opportunities.

Despite the divestiture of our non-core services, in 2003 revenues increased to $160.1 million from $136.1 million in 2002. The increase in revenues was from our Search and Directory and Payment Solutions businesses and was primarily attributable to the growth in search revenues from distribution in our search business, in which we private label our search products for others to offer on their own Web sites. During the year ended December 31, 2003, more than 35% of our search revenues, from the search portion of our Search and Directory business, came from distribution compared to less than 10% during the year ended December 31, 2002. We expect that distribution will continue to become a greater share of our search revenues.

For the year ended December 31, 2003, our operating expenses decreased to $161.9 million from $260.8 million for the year ended December 31, 2002. The majority of the decrease is attributable to a reduction in amortization expense related to intangible assets, certain intangible asset and equity investment impairment charges and restructuring charges, which amounted to a net decrease of $67.6 million. Also contributing to the decrease was a net decrease of $22.4 million in cost of revenues, product development, sales and marketing, and general and administrative costs. The decrease in these costs is primarily attributable to reductions in our workforce in both 2003 and 2002, lower stock compensation expense, reduction in legal and other professional service fees, decrease in facility costs, communication costs and decrease in acquisition integration costs incurred in 2002. We do not anticipate similar significant cost decreases in 2004. Offsetting the reductions in operating expenses in 2003 from 2002 were increased distribution costs related to our Search and Directory business, commissions paid to resellers of our Payment Solutions products, costs of content, data and royalty payments primarily associated with our Mobile and Search and Directory businesses, and additional expenditures for advertising and marketing. We expect these costs to increase as revenues from these products or services increase.

For the year ended December 31, 2003, our net loss decreased to $6.3 million from a net loss of $345.3 million for the year ended December 31, 2002. The decrease is primarily attributable to the items noted above, and the fact that in 2002, we recorded a $206.6 million goodwill impairment charge related to the cumulative affect of the adoption of a new accounting principle, which did not occur in 2003.

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

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, restructuring-related liabilities, accrued contingencies and valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances and based on information available to us at that time, from which we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data – Note 1: Summary of Significant Accounting Policies.”

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of December 31, 2003 we have approximately $106.2 million of goodwill on our balance sheet, which relates to our Search and Directory, Mobile and Payment Solutions reporting units.

Business combinations

Business combinations accounted for under the purchase method of accounting, require management to estimate the fair value of the assets and liabilities acquired. The allocation of the purchase price based on the estimated fair value of assets and liabilities acquired may be subject to adjustments, during the year following the date of acquisition.

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our three business units, Search and Directory, Mobile, and Payment Solutions. Beginning July 1, 2003, multi-element revenue agreements are recognized in accordance Emerging Task Force Issue (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, based on the evidence of fair value of individual components or as one element if no such evidence exists. In general, we recognize revenues in the period in which the services are performed, products are delivered or transaction occurs. In certain customer arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. See Note 1 to our consolidated financial statements for a description of products and services and the related revenue recognition policy for each of our business units.

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

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 9 to our Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

We have incurred losses since our inception and, as of December 31, 2003, we had an accumulated deficit of approximately $1.3 billion. In the year ended December 31, 2003, our net loss was $6.3 million, which includes a loss on investments of $12.0 million, restructuring charges of $11.7 million, amortization of other intangible assets of $6.8 million and the impairment of other intangible assets of $1.2 million. In the year ended December 31, 2002, our net loss was $345.3 million, which includes charges of $206.6 million for the cumulative effect of a change in accounting principle, $76.4 million for the impairment of goodwill and other intangible assets, a $20.9 million loss on investments and amortization of other intangible assets of $16.9 million. In the year ended December 31, 2001, our net loss was $502.1 million, including amortization of goodwill and other intangible assets of $236.7 million, impairment on intangibles of $107.7 million and loss on investments of $108.2 million.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not necessarily rely upon them as indications of future performance.

The following table sets forth the historical results of our operations (in thousands).

	Years Ended December 31,
	2003	2002	2001
Revenues	$160,054	$136,142	$161,921
Operating expenses
Cost of revenues	29,256	36,781	41,841
Product development	23,674	35,195	39,341
Sales and marketing	48,071	37,004	54,125
General and administrative	38,213	52,598	64,208
Amortization of goodwill and other intangible assets	6,819	16,875	236,714
Impairment of goodwill and other intangible assets	1,151	76,385	107,729
Acquisition and related charges	—	—	(3,504)
Other, net	3,029	4,167	11,505
Restructuring charges	11,722	1,814	17,392

Total operating expenses	161,935	260,819	569,351

Loss from operations	(1,881)	(124,677)	(407,430)
Loss on investments	(11,997)	(20,940)	(108,158)
Other income, net	8,435	7,416	17,361
Minority interest	—	—	(17)
Income tax expense	(876)	(430)	(664)
Cumulative effect of change in accounting principle	—	(206,619)	(3,171)

Net loss	$(6,319)	$(345,250)	$(502,079)

Results of Operations for the Years Ended December 31, 2003, 2002, and 2001

Revenues.    Our revenues are derived from deploying our Internet software and applications and mobile services to our customers. Under many of our agreements, we earn revenues from a combination of our products and services delivered to a broad range of customers that span our business units of Search and Directory, Mobile and Payment Solutions. In 2003, we sold or otherwise divested all of our non-core services and revenues will not be generated from these services in the future. Revenues for the years ended December 31, 2003, 2002, and 2001 are presented below (in thousands):

	2003	Percentage of Total	Change from 2002	2002	Percentage of Total	Change from 2001	2001	Percentage of Total
Search and Directory	$93,893	58.7%	25,359	$68,534	50.3%	$(20,316)	$88,850	54.9%
Mobile	27,929	17.4%	(1,278)	29,207	21.5%	(2,507)	31,714	19.6%
Payment Solutions	27,825	17.4%	6,655	21,170	15.5%	5,814	15,356	9.5%
Non-core services	10,407	6.5%	(6,824)	17,231	12.7%	(8,770)	26,001	16.0%

Total	$160,054	100.0%	$23,912	$136,142	100.0%	$(25,779)	$161,921	100.0%

The increase in total revenue from 2002 to 2003 is primarily due to the growth in our Search and Directory business, for which our search services, and in particular, paid searches from our distribution partners’ Web sites, contributed to the majority of the increase. The decrease in total revenue from 2001 to 2002 primarily reflects the reduction of related party, warrant and barter revenues (more fully discussed below) and general economic conditions. The aggregate revenues from related parties, warrant and barter in 2003, 2002 and 2001 were $191,000, $3.0 million and $50.3 million, respectively.

Search and Directory Revenue

The absolute dollar increase in Search and Directory revenue from 2002 to 2003 primarily reflects the growth in the number of paid searches and greater revenue per paid search. Beginning in the second quarter of 2003, we began reporting the number of paid searches and the revenue per paid search. In the fourth quarter of 2003, we generated an aggregate of approximately 155 million paid searches (including both Search and Directory) in North America at an average revenue per paid search of $0.15, an increase from an aggregate of approximately 140 million paid searches in North America at an average revenue per paid search of $0.14 in the third quarter of 2003. Search distribution, in which we private label our search products for others to offer on their own Web sites, was the primary area of growth from 2002 to 2003. For 2003, search revenues from distribution increased to approximately 35% of our search revenues compared to less than 10% of our search revenues in 2002 and, in the fourth quarter of 2003, it was approximately 50% of our search revenues. We expect that search distribution revenue will continue to become a greater share of our search revenues.

The absolute dollar decrease in Search and Directory revenue from 2001 to 2002 primarily reflects the reduction of related party, warrant and barter revenues and general economic conditions. This decline was partially offset by increased revenue from our search products.

Mobile Revenue

The absolute dollar decrease in Mobile revenue from 2002 to 2003 is primarily due to the loss of a major customer in 2002, a one-time gain in 2002 from the closure of our operations in Brazil, and continued pricing declines in the mobile industry. Partially offsetting the decrease were revenues generated from our acquisition of Moviso LLC, a mobile media content provider which we acquired in late November 2003. We expect revenue to increase as a result of our acquisition of Moviso, but we also expect that our revenues may continue to be negatively impacted from the pricing declines in the wireless industry.

The absolute dollar decrease in Mobile revenues from 2001 to 2002 relates primarily to the loss of a major customer and closure of our operations in Brazil in 2002, as well as the disposition of the Liaison business acquired from Locus Dialogue.

Payment Solutions Revenue

The absolute dollar increase in Payment Solutions revenue from 2002 to 2003 and from 2001 to 2002 is primarily due to growth in the number of merchants using our Authorize.Net service and an increase in the number of transactions. Beginning in the second quarter of 2003, we began reporting the number of active credit card merchant accounts and the average monthly revenue generated per merchant. At the end of the fourth quarter of 2003, Payment Solutions had approximately 91,000 merchants using Authorize.Net’s credit card payment gateway and, for the fourth quarter of 2003, these merchants generated average monthly revenue of approximately $24.30. At the end of the third quarter of 2003 we had approximately 88,000 merchants, generating average monthly revenue of approximately $22.80.

In October 2003, we began exploring strategic alternatives for our Payment Solutions business and hired an investment bank to assist us. On March 1, 2004, we announced that we entered into a definitive agreement to sell our Payment Solutions business to Lightbridge, Inc. for $82 million in cash. The transaction is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions, including receipt of regulatory approval. The operating results of Payment Solutions have been included as part of our financial results from continuing operations in our Consolidated Financial Statements. Commencing in the first quarter of 2004, we will present the operating results of Payment Solutions as a discontinued operation in our Consolidated Financial Statements, with the related revenues and expenses aggregated and presented as a single line item in our Consolidated Statements of Operations following income from continuing operations and before cumulative effect of change in accounting principle. Comparative prior period amounts will be presented in a similar manner.

Revenue from non-core services

In 2003, as part of narrowing our focus, we announced that we would sell or otherwise dispose of services falling outside of our core businesses. The absolute dollar decrease in non-core services revenue from 2002 to 2003 is primarily due to the disposition of these non-core services in 2003. As of December 31, 2003, we have sold or otherwise disposed of all of our non-core services and will not generate revenues from these services in the future.

The absolute dollar decrease in non-core services revenues from 2001 to 2002 primarily reflects the reduction of related party, warrant and barter revenues and general economic conditions.

Additional Revenue Information

From time to time, we have made investments in private and public companies for business and strategic purposes. In the normal course of business, we have entered into separate agreements to provide various promotional and other services for some of these companies. Revenues earned from companies in which we own stock are considered related party revenue, including independent service agreements entered into during the current year with companies we or Go2Net invested in during prior years. During the year ended December 31, 2003 and 2002, we made no new investments in public or private companies for business and strategic purposes, and did not enter into any significant new agreements with related parties. This, along with the completion of agreements entered into in prior years, contributed to a substantial decline in related party revenues in 2003 and 2002 compared to those recognized in 2001. We recognize revenue from our agreements with related parties on the same basis as we recognize revenue from similar agreements with unrelated parties. Related party revenue for the years ended December 31, 2003, 2002, and 2001 is presented below (in thousands):

	2003	Change from 2002	2002	Change from 2001	2001
Related Party Revenue:	$191	$(1,812)	$2,002	$(29,370)	$31,372

Included in the related party revenues presented above are approximately $135,000, $1.7 million and $9.1 million of warrant revenue in 2003, 2002, and 2001, respectively.

We hold warrants and stock in public and privately-held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments, and are also included in the related party revenue previously described. Additionally, some warrants and stock were received in connection with business agreements whereby we provide our products and services to the issuers in exchange for these equity securities. Some of these agreements contain provisions that require us to meet specific performance criteria in order for the stock or warrants to vest. When we meet our performance obligations we record revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognize the revenue on a straight-line basis over the contract term. Fair values are determined based on values negotiated by third party investors or independent appraisal. We entered into no new agreements during 2003 and 2002 whereby we received warrants as compensation, but we continued providing services for such agreements entered into during prior years. Warrant revenue for the years ended December 31, 2003, 2002, and 2001 is presented below (in thousands):

	2003	Change from 2002	2002	Change from 2001	2001
Warrant Revenue:	$135	$(2,317)	$2,442	$(11,587)	$14,029

Barter revenues are generated from non-cash transactions as defined by EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue is recognized when we complete all of our obligations under the agreement. For non-cash agreements, we record a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received based on the value of comparable cash transactions. Generally, barter transactions consist of the right to place Internet advertisements. Barter revenue is presented below for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	Change from 2002	2002	Change from 2001	2001
Barter Revenue:	$0	$(243)	$243	$(13,792)	$14,035

For the year ended December 31, 2003, barter advertising expense was $400,000 compared to $1.1 million in 2002 and $13.2 million in 2001.

We do not anticipate significant related party, warrant or barter revenue or expenses in the future.

Cost of Revenues.    Cost of revenues consists of expenses associated with the delivery, maintenance and support of our products and services, including personnel expenses, communication costs such as high-speed Internet access, server equipment depreciation, and content license and royalty fees. Cost of revenues for the years ended December 31, 2003, 2002, and 2001 are presented below (in thousands):

	2003	Change	2002	Change	2001
Cost of Revenues	$29,256	$(7,525)	$36,781	$(5,060)	$41,841

The absolute dollar decrease in cost of revenue from 2002 to 2003 was primarily attributable to a reduction of depreciation expense as our equipment reaches the end of its depreciable life, and reductions in workforce in 2003 and 2002, resulting in a decrease for employee salaries and related benefits. Also contributing to the decrease was a decrease in stock compensation charges, and a reduction in our communication costs related to the renegotiation of contracts and changes in economic conditions in the market. Partially offsetting the overall decrease in cost of revenues is an increase in the cost of our content license and royalty fees, of which a portion of the overall increase is related to the revenues generated from our acquisition of Moviso late November 2003.

The absolute dollar decrease in cost of revenue from 2001 to 2002 was primarily attributable to reductions in the workforce in 2001 and 2002 and a reduction in use of outside professional services.

We anticipate the cost of our content license and royalty fees will increase to the extent our revenues related to such products and services increase.

Product Development Expenses.    Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of our products and services we deliver to our customers. Product development expenses for the years ended December 31, 2003, 2002 and 2001, are presented below (in thousands):

	2003	Change	2002	Change	2001
Product Development Expenses	$23,674	$(11,521)	$35,195	$(4,146)	$39,341

The absolute dollar decrease from 2002 to 2003 was primarily attributable to reductions in our workforce in 2003 and 2002, resulting in a decrease of employee salaries and related benefits. Also contributing to the decrease was a decrease in stock compensation charges, and a reduction of depreciation expense as our equipment reaches the end of its depreciable life.

The absolute dollar decrease in product development expenses from 2001 to 2002 reflects a decrease in employee salaries and benefits expense due to reductions in our workforce in 2002 and 2001 and also the reduction in the use of outside professional services.

Generally, product development costs are not consistent with changes in revenue as they represent key infrastructure costs to develop and enhance service offerings and are not directly associated with current period revenue. We believe that continued investments in technology are necessary to remain competitive and anticipate that our costs will increase in the future.

Sales and Marketing Expenses.    Sales and marketing expenses consist principally of personnel costs, cost of revenue sharing arrangements with our distribution partners in connection with our Search and Directory business, commissions paid to resellers from our Payment Solutions products and services, and advertising and promotion expenses. Sales and marketing expenses for the years ended December 31, 2003, 2002 and 2001 are presented below (in thousands):

	2003	Change	2002	Change	2001
Sales and Marketing Expenses	$48,071	$11,067	$37,004	$(17,121)	$54,125

The absolute dollar increase in sales and marketing expense from 2002 to 2003 reflects an increase in costs related to revenue sharing arrangements with our distribution partners and commissions paid to our resellers. Also contributing to the increase was an increase in advertising and promotion expense. Partially offsetting the increase was a decrease in employee salaries and benefits expense due to reductions in our workforce in 2003 and 2002 and a decrease in stock compensation charges.

The absolute dollar decrease in sales and marketing expense from 2001 to 2002 reflects a decrease in employee salary and benefits due to reductions in our workforce in 2002 and 2001 and decrease in advertising and distribution costs, primarily related to warrant and barter expenses.

We anticipate sales and marketing expenses to increase, particularly expenses from revenue sharing arrangements with our distribution partners and commissions paid to resellers, in the future as revenues generated through our distribution channels increase.

General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related benefits, professional service fees, occupancy and general office expenses, depreciation and general business development and management expenses. General and administrative expenses for the years ended December 31, 2003, 2002 and 2001 are presented below (in thousands):

	2003	Change	2002	Change	2001
General and Administrative Expenses	$38,213	$(14,385)	$52,598	$(11,610)	$64,208

The absolute dollar decrease from 2002 to 2003 was primarily attributable to a decrease in outside professional service costs, the majority of which related to lower legal fees and a reduction of our occupancy costs, which includes facility charges, communications cost and general office expense, as a result of our restructurings and the renegotiation or expiration of certain contracts. Also contributing to the decrease was a reduction of depreciation expense as our property and equipment reaches the end of its depreciable life and the reduction in the use of outside professional services.

The absolute dollar decrease from 2001 to 2002 was primarily attributable to our reductions in workforce in 2002 and 2001, a reduction in bad debt expenses due to our improved customer base and our aggressive pursuit of past due accounts and accounts previously written off, a reduction of our occupancy costs, which includes facility charges, communications cost and general office expenses, and depreciation expense. Additionally, general and administrative expense for 2001 includes charges related to notes receivables due from certain officers, which include allowances and forgiveness of such notes.

Amortization of Goodwill.    We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized into results of operations, but instead be tested for impairment annually. Amortization of goodwill for the years ended December 31, 2003, 2002 and 2001 is presented below (in thousands):

	2003	Change	2002	Change	2001
Amortization of Goodwill	$—	$—	$—	$(213,384)	$213,384

We are no longer amortizing goodwill with the adoption of SFAS No. 142.

Amortization of Other Intangible Assets.    Amortization of definite-lived intangible assets includes amortization of core technology, customer lists and other intangible assets. Amortization of other intangible assets is presented below for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	Change	2002	Change	2001
Amortization of Other Intangible Assets	$6,819	$(10,056)	$16,875	$(6,455)	$23,330

The absolute dollar decrease from 2002 to 2003 and from 2001 to 2002 is attributable to lower amortizable balances of other intangible assets due to impairment changes recorded in 2003, 2002 and 2001 (see “Impairment of Goodwill and Other Intangible Assets” below). As the balance of other intangible assets decreased, the corresponding amortization expense also decreased. Assuming that we do not acquire businesses or intangible assets in the future, the amortization of other intangible assets will be approximately $6.8 million, $4.5 million, $4.0 million, $3.2 million and $1.5 million in 2004, 2005, 2006, 2007 and 2008 respectively.

Impairment of Goodwill and Other Intangible Assets.    Impairment of goodwill and other intangible assets is presented below for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Impairment of Goodwill	$—	$56,104	$101,789
Impairment of Other Intangible Assets	$1,151	$20,281	$5,940

We evaluated our goodwill for impairment during 2003 and 2002, as required under SFAS No. 142. Our annual evaluation conducted in 2003 concluded that the carrying value of goodwill associated with each of our business units had not been impaired. During 2002, we determined that the carrying value of the goodwill associated with our Mobile business unit had been fully impaired and, accordingly, we recorded a charge for the impairment of goodwill of $56.1 million. Both annual evaluations conducted in 2003 and 2002 were based on an independent valuation of our reporting units using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit. During 2001, we determined that we would not pursue the development of core technologies acquired in certain business acquisitions due to changes in market factors and our business, sold certain assets of previously acquired businesses and determined that there was an impairment in the carrying value of certain acquired workforce from a previous business acquisition. As a result, we recorded a goodwill impairment charge related to the items noted in the aggregate amount of $101.8 million.

During 2003, we determined that we would not pursue products related to a certain core technology we acquired in a business acquisition and recorded an impairment charge for the remaining carrying value.

During 2002, we determined that we would not pursue the development of certain technologies acquired in certain business acquisitions and also sold assets of a previously acquired business. As a result, we recorded an impairment charge of $14.9 million for the remaining carrying value of such core technologies. Additionally, we made the decision in 2002 to migrate certain customers from a platform acquired in a business acquisition to the InfoSpace platform. This migration was completed in 2002 and we recorded an impairment charge of $1.5 million for the unamortized balance of this acquired core technology. Furthermore, we determined that the actual and forecasted revenue from customer lists acquired in certain business acquisitions were substantially less than forecasted at the time of acquisition as many of these contracts were subsequently cancelled by us post-acquisition. As a result, we recorded an impairment charge of $3.9 million to write down the value of the acquired customer lists to zero.

During 2001, in connection with the determination that we would not pursue the development of core technologies acquired in certain business acquisitions due to changes in market factors and our business, we recorded an intangible asset impairment charge of $3.6 million to reduce the remaining book value of any core technology recorded in connection with these acquisitions to zero. Additionally, in connection with the 2001 sale of certain assets related to a previously acquired business, we recorded an intangible asset impairment charge of $2.3 million, reflecting an impairment in the assembled workforce and core technology assets.

Acquisition and Related Charges.    Acquisition and related charges consist of in-process research and development and other charges related directly to acquisitions, such as professional fees for transactions accounted for as pooling-of-interests, prior to the adoption of SFAS No. 141, Business Combinations. The following tables detail acquisition and related charges for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Acquisition and related charges:
In-process research and development	$—	$—	$600
Merger-related costs	—	—	(4,104)

	$—	$—	$(3,504)

During 2001, we recorded a $600,000 charge for in-process research and development in connection with an acquisition. Additionally, we recorded a reduction of merger related costs accrued in 2000 as a result of subsequent negotiations, partially offset by other acquisition related costs.

Restructuring Charges.    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the consolidation and closures of certain of our facilities. Restructuring charges for the years ended December 31, 2003, 2002 and 2001, are presented below (in thousands):

	2003	2002	2001
Restructuring charges:
Severance and related costs	$4,543	$487	$2,503
Estimated future lease losses	4,723	(156)	7,909
Leasehold improvements and other asset disposal costs	1,903	946	6,980
Lease termination penalties	405	—	—
Realized loss on fluctuation of foreign currency	148	537	—

	$11,722	$1,814	$17,392

In the first half of 2003, we narrowed our strategic focus, which included restructuring our business units to Search and Directory, Mobile and Payment Solutions, identified certain non-core services to divest, all of which have been sold or otherwise divested during 2003, and implemented operational restructuring plans to reduce operating costs, which included workforce reductions and consolidation of corporate facilities. In 2003, we recorded a charge of $11.7 million comprised of employee severance and other separation charges, a charge for excess facilities, the write down of leasehold improvements and equipment related to the excess facilities and a charge for terminating a lease. The estimated future excess facilities cost is based on reducing the present value of future committed lease payments of $7.6 million, as of December 31, 2003, by the estimated sublease rental income, net of estimated sublease costs. If we are unsuccessful in subleasing the facilities, if it takes longer than expected to find a suitable tenant to sublease the facilities, if operating lease rental rates continue to decrease, or if other estimates and assumptions change, the actual loss could vary materially from this estimate. Additionally, as part of our decision to close our operations in Australia, we recorded a charge of $148,000 relating to the realized loss on foreign currency fluctuations. This amount was previously included in accumulated other comprehensive income on our consolidated balance sheet.

In 2002, as part of our decision to sell certain assets of a previous business acquisition, we incurred a loss on the sale of these assets of $991,000, which is included in other asset disposal costs. Also during 2002, we closed our operations in Brazil, resulting in a charge of $537,000 relating to the realized loss on foreign currency fluctuations. This amount was previously included in accumulated other comprehensive income on our consolidated balance sheet. Additionally, we reduced our workforce in 2002 and incurred employee severance and related charges. The charges above were partially offset by a reduction of $156,000 to the estimated lease expenses related to our former Seattle and Mountain View facilities.

In 2001, in an effort to reduce our operating costs, we reduced our workforce and closed our Seattle, Mountain View and a portion of our Montreal facilities. We incurred charges related to employee severance and related costs and charges related to the write off of furniture and office equipment and future operating lease costs, net of estimated sublease income, from the closure of these facilities

Other, Net.    Other, net consist of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net for the years ended December 31, 2003, 2002 and 2001 are presented below (in thousands):

	2003	2002	2001
Other, net:
Litigation settlement charges	$9,049	$756	$2,398
Tax settlement	3,963	—	—
Tax refunds and credits	(3,192)	—	—
Gain on sale of non-core services	(6,376)	—	—
Past overtime worked	—	—	(2,371)
Notes receivable allowances	—	3,411	10,630
Impaired prepaid data license	—	—	848
Miscellaneous	(415)	—	—

	$3,029	$4,167	$11,505

During 2003, we recorded other charges, net of $3.0 million, primarily comprised of litigation and other settlements related to our Mobile and Payment Solutions businesses and a charge, which included interest and penalties, related to a settlement agreement with the IRS regarding the audit of our payroll tax returns for the year 2000. Partially offsetting these charges were research and development tax refunds or credits from local and foreign tax jurisdictions and gains on the sale or disposition of our non-core services, all of which have been divested of as of December 31, 2003.

During 2002, we recorded other charges, net of $4.2 million to increase the valuation allowance for certain notes receivable due from a former officer of InfoSpace, and for a litigation settlement. The promissory notes were due on December 16, 2001 and are in default. The notes are secured by a pledge of 18,438 shares of InfoSpace common stock held by the former officer and the notes have full recourse against the former officer’s personal assets. A valuation allowance of $8.5 million was recorded in 2003, which represented the outstanding notes and interest due less the value of the secured shares and other known assets of the former officer. We sued the former officer in January 2002; however, due to the inherent uncertainty of litigation, we increased our valuation allowance by $3.1 million in 2002 to fully reserve the notes and interest receivables.

During 2001, we recorded other charges, net of $11.5 million, including $10.6 million related to valuation allowances for certain notes receivable, of which $8.5 million related to the note receivable discussed above. Additionally, we recorded $2.4 million for the settlement of litigation matters and $848,000 for the write off of a prepaid license for software that is no longer being utilized. These amounts are offset by a reduction in the estimated liability for overtime wages accrual for past overtime worked due of $2.4 million.

Loss on Investments,    Net. Loss on investments, net, consists of recognized gains and losses on investments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, realized gains and losses on investments, impairment of investments, and recognized gains and losses on investments marked to fair value in the InfoSpace Venture Capital Fund, which was active from January 1, 2000 through March 31, 2001. Loss on investments, net is comprised of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Other-than-temporary investment impairments	$(12,281)	$(20,288)	$(100,918)
Loss on sale of investments	(398)	(104)	(2,688)
Increase (decrease) in fair value of warrants	682	(548)	(5,432)
Gain on Venture Fund investments	—	—	880

	$(11,997)	$(20,940)	$(108,158)

Other-than-temporary investment impairment:    We have equity investments in public and privately held companies and periodically evaluate whether the decline in fair value of an investment is other-than-temporary. During 2003, 2002 and 2001, we concluded that there had been an other-than-temporary impairment of certain equity investments and we recorded an impairment charge related to those specific investments.

Gains and losses on sale of investments:    During 2003, 2002 and 2001, we have sold our equity investments in public and privately-held companies as opportunities arise. As of December 31, 2003, we have sold the majority of our investments in public companies.

Gains and losses in accordance with SFAS No. 133:    Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the recorded fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives, and therefore gains or losses are based on the fair value. As of December 31, 2003, we have exercised the majority of our warrants and sold the related stock.

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

Investments previously held by the Venture Fund were carried at fair value, with changes in fair value reflected as gains and losses in the Statement of Operations, as required by investment company accounting, which was carried forward in consolidation pursuant to EITF Issue No. 85-12 Retention of Specialized Accounting for Investments in Consolidation. Prior to dissolution of the Venture Fund, its investments were therefore adjusted to their fair value. During the first quarter of 2001, the Venture Fund was dissolved and the investments that were held by the Venture Fund were transferred to InfoSpace.

Other Income, Net.    Other income, net, primarily consists of interest income, except for 2003 in which a gain of $4.1 million from a litigation settlement was recorded. Other income, net was $8.4 million in 2003 compared to $7.4 million in 2002 and $17.4 million in 2001. Excluding the gain from the litigation settlement in 2003, the decrease in other income from 2002 to 2003 is mainly from lower interest rates received on our marketable investments. The decrease from 2001 to 2002 reflects lower combined cash, short-term and long-term investment balances and also lower interest rates on our marketable investments. We expect the prevailing lower short-term rates to continue and we do not expect higher yields on our marketable investments until such rates increase.

Income Tax Expense.    We have recorded income tax expense of approximately $876,000 in 2003, $430,000 in 2002, and $664,000 in 2001. Income tax expense is primarily for our international operations, except in 2003, which also includes tax expense for Federal alternative minimum tax. We expect to continue to record a tax provision for our international operations and Federal alternative minimum taxes in the future.

At December 31, 2003, we have a net deferred tax asset of approximately $484.6 million, primarily comprised of our accumulated net operating loss carryforwards. We have provided a full valuation allowance for our net deferred tax assets as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Once we have reached profitability for an extended period and believe that realization is reasonably assured, we will reduce a portion or all of the valuation allowance in the period that such a determination is made and record a significant tax benefit. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards.

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

We adopted SFAS No. 142 on January 1, 2002. We recorded a charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, which was related to impairment of goodwill. This amount was determined based on an independent valuation of our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

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

Balance Sheet Commentary

Payroll Taxes.    As of December 31, 2003, we had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, a former officer of InfoSpace exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and we believe that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the employee and filed an amendment to our payroll tax return to request the tax refund. The IRS is auditing our payroll tax returns for the year 2000. As part of this audit, the IRS is currently reviewing our refund claim of the $13.2 million in payroll taxes. We have received a notice that the IRS is proposing to disallow our claim; however, we are contesting their proposal. We believe that we have meritorious arguments under the Internal Revenue Code and applicable regulations to recover this refund from the IRS and that it is probable that we will recover this refund, however, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable. The IRS has not issued its final audit report.

In April 2003, we reached a settlement agreement with the IRS regarding certain aspects of the audit of our payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. We recorded a charge to other operating expenses of $4.0 million, which includes penalties and estimated interest, during the year ended December 31, 2003. We have not yet paid the IRS settlement, and the liability is included in Accrued expenses and other current liabilities as of December 31, 2003. Pursuant to the settlement agreement, we are relieved of any further withholding tax liability with respect to those certain former employees.

Stockholders’ Equity.    On September 10, 2001, we repurchased approximately 21.7 million shares of our common stock from Vulcan Ventures Inc. at a discounted purchase price of $10.50 per share in a privately negotiated block transaction. The closing sale price of the stock on the date of purchase was $14.00. We retired the repurchased shares.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents and short-term investments, generated primarily from proceeds from private placements of our common stock in 1998, our initial public offering in December 1998, our follow-on public offering in April 1999 and Go2Net’s initial public offering in April 1997, aggregating $275.6 million. In addition, more recently we have generated cash from operations. As of December 31, 2003, we had cash, cash equivalents and short-term investments available-for-sale of $300.5 million.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2003, the total amount of collateral pledged under these agreements was approximately $5.1 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2002	$4,492	$2,095	$6,587
Net change in collateral pledged	(359)	(1,152)	(1,511)

Balance at December 31, 2003	$4,133	$943	$5,076

At December 31, 2003, we were holding funds in the amount of $4.4 million on behalf of merchants utilizing our eCheck services. The funds are included in Cash and cash equivalents and Funds due to merchants on our consolidated balance sheet. We typically hold eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, we currently have $600,000 on deposit with the financial institution. The deposit is held to cover losses resulting from the eCheck service and may occur when the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution. The deposit is to cover any deficit balance created by such losses and, to date, no losses have occurred. The deposit will be held continuously for as long as we utilize the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

At December 31, 2003, we were holding funds in the amount of $627,000 for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in Cash and cash equivalents and Funds due to merchants on our consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the product and the contract between us and our financial institution through which the transactions are processed.

Net cash provided (used) by operating activities consists of net loss offset by certain adjustments not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net loss to determine cash flow from operations include depreciation and amortization, impairment of intangibles, gains or losses on equity investments, impairment of intangible assets, disposition of non-core services and other assts, certain restructuring charges, and the cumulative effect of changes in accounting principles.

Net cash provided by operating activities was $35.5 million for the year ended December 31, 2003, resulting from our net loss of $6.3 million offset by changes in operating assets and liabilities of $14.5 million and adjustments not affecting 2003 cash flows from operations of $27.3 million. Changes in operating assets and liabilities include a restructuring reserve increase of $4.2 million and the IRS payroll tax settlement payable of $4.0 million. Adjustments not affecting cash flows primarily consist of depreciation and amortization of $19.0 million, an impairment charge for certain equity investments of $12.0 million, gains on the sales of non-core services of $6.4 million, and asset impairment charges related to intangible assets and restructuring of $3.2 million.

Net cash used by operating activities was $10.8 million for the year ended December 31, 2002, resulting from our net loss of $345.3 million and a net decrease in working capital of $14.5 million that was offset by $349.0 million of adjustments not affecting 2002 cash flows. Adjustments not affecting 2002 cash flows were primarily associated with the cumulative effect of adopting SFAS No. 142 of $206.6 million, impairment of goodwill and other intangible assets, and depreciation and amortization. Included in the change in working capital is a cash outlay of $4.4 million for a lease buyout payment in connection with the lease of our former Seattle facility, which was included in accrued expenses at December 31, 2001. Also included in changes in working capital during 2002 are approximately $1.9 million of transition charges for temporary employee relocation and consulting costs related to a certain business acquisition completed in December 2001.

Net cash used by operating activities was $41.0 million for the year ended December 31, 2001, resulting from our net loss of $502.1 million and a decrease in working capital of $31.1 million that was offset by $492.2 million of adjustments not affecting 2001 cash flows. Adjustments not affecting 2001 cash flows were primarily associated with depreciation and amortization, loss and impairment on investments and impairment of intangible assets. The change in working capital during 2001 included a cash outlay of $12.6 million for a payroll taxes (see “Payroll Taxes” above) and $10.6 million for payment of acquisition fees accrued in 2000.

Net cash provided by investing activities was $53.2 million for the year ended December 31, 2003. We sold $67.6 million of short-term and long-term investments and reinvested them into cash equivalents and we received proceeds of $12.5 million and $5.6 million from the sale of certain equity investments and non-core services, respectively. We used cash of $29.1 million for business acquisition costs and $3.3 million to purchase property and equipment.

Net cash provided by investing activities was $28.0 million for the year ended December 31, 2002. We sold $92.9 million of long-term investments with maturities of one to two years and reinvested $58.6 million of the funds from the sale of the long-term investments into short term investments. We used $5.8 million for the purchase of property and equipment. We also paid $2.4 million, net of cash acquired, for a business acquisition.

Net cash provided by investing activities was $21.9 million in the year ended December 31, 2001. Cash provided by investing activities was primarily a result of reinvesting in cash equivalents. Offsetting the $75.0 million of short and long-term investment maturities and the $2.7 million proceeds from the sale of assets of a previously acquired business was $11.0 million in equity investments, $12.0 million in purchases of property and equipment, $16.6 million in business acquisition costs and $16.4 million for the buyout of the minority interest ownership in the Venture Fund.

Net cash provided (used) by financing activities in the year ended December 31, 2003, 2002 and 2001was $3.6 million, $935,000, and ($16.3 million), respectively. Cash proceeds from financing activities resulted primarily from the exercise of stock options and from the sales of shares through the employee stock purchase plan. Additionally, during 2001, we used $22.8 million for the share repurchase from Vulcan Ventures and $3.1 million to pay off the acquired debt of an acquired business.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of infrastructure including the build-out of a redundant data center. We may use our cash for acquisitions of complementary businesses and technologies, an example being our 2003 acquisition of Moviso LLC for $25 million.

We have non-cancelable operating leases for our corporate facilities with lease terms through 2008. Future minimum rental payments required under non-cancelable operating leases (net of sublease income) are: $6.7 million in 2004, $6.1 million in 2005, $5.0 million in 2006, $4.9 million in 2007 and $828,000 thereafter.

We believe that existing cash balances, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses are subject to a number of conditions and uncertainties, many of which are out of our control, and actual revenues and expenses may be materially different. We may seek additional funding through public or private financings or other arrangements prior to such time. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Acquisitions & Dispositions

Summary of Our Acquisitions

Company or Assets	Date Closed	Accounting Method	Total Value of Transactions (in thousands)
Moviso LLC	11/26/2003	Purchase	$25,000
Saraide, Inc. (remaining interest)	11/26/2003 and 12/31/03	Purchase	1,100
Contactpage.com, Inc	10/21/2003	Asset Purchase	2,600
eCash Technologies, Inc.	02/08/2002	Asset Purchase	4,600
GiantBear, Inc.	12/19/2001	Asset Purchase	6,000
Excite.com	11/28/2001	Asset Purchase	6,700
Locus Dialogue Inc.	01/01/2001	Purchase	112,900

Moviso LLC.    In November 2003, we acquired all of the membership interests of Moviso LLC, a North American mobile media content provider, from Vivendi Universal Net USA Group, Inc. for $25.0 million in cash, excluding acquisition costs and liabilities assumed.

Saraide, Inc.    In March 2000, we acquired 80% of the common stock of Saraide, Inc., a component of the Mobile segment. In 2003, we acquired the remaining 20% interest in Saraide, Inc. at an aggregate cost of approximately $8.6 million, which includes the cost of a settlement with certain shareholders of Saraide, Inc. of approximately $7.5 million.

Contactpage.com, Inc.    In October 2003, we acquired substantially all of the technology and intellectual property of Contactpage.com, Inc. for $2.6 million in cash, which will be used in the Search and Directory segment.

eCash Technologies, Inc.    In February 2002, we acquired substantially all of the technology and intellectual property of eCash Technologies, Inc., a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 106,482 shares of our common stock.

GiantBear, Inc.    In December 2001, we acquired substantially all of the assets of GiantBear, Inc., a wireless technology and service provider that enables wireless carriers to offer their subscribers access to content, data and mobile ecommerce through wireless devices, delivery channels and applications, for purchase consideration of $6.0 million.

Excite.com.    In November 2001, we acquired certain assets of the At Home Corporation. The acquired assets included certain domain names, trademarks and user data associated with the Excite.com Web site. Concurrently, we announced an Internet services agreement with the Excite Network (formerly iWon). Total net consideration for the acquired assets was $6.7 million. Under the agreement, we agreed to power the search and directory components of the Excite Web site. Under the terms of the agreement, after the first year certain assets would be transferred to the Excite Network, and these assets were transferred in 2003. After this transfer of assets, InfoSpace still maintains the same search and directory components of the Excite Web site. As we did not acquire all of the assets of the Excite portal, which was a component of the At Home Corporation, and we have licensed certain of the acquired assets to the Excite Network, this acquisition was not classified as a purchase of a business.

Locus Dialogue Inc.    In January 2001, we acquired all of the stock of Locus Dialogue Inc., a developer of speech recognition-enabled applications. The acquisition was accounted for as a purchase. We issued or will issue 511,423 shares of our common stock (1) directly to those Locus Dialogue stockholders who elected to receive our common stock in exchange for their Locus Dialogue shares at the closing of the acquisition, (2) upon the exchange or redemption of the exchangeable shares of InfoSpace Speech Solutions Holdings Inc. (formerly Locus Holdings Inc.), an indirect subsidiary of ours, which exchangeable shares were issued to those Locus Dialogue stockholders who elected to receive exchangeable shares, or who did not make an election to receive shares of our common stock at the closing, and (3) upon the exercise of options granted to replace options of Locus Dialogue held at the closing. We issued shares with a fair value of $88.8 million, acquired $8.8 million of net assets and incurred $556,000 in acquisition costs. Included in the calculation of goodwill is $23.6 million for the fair value of options to purchase 117,322 shares we assumed. We also recorded $3.9 million in unearned compensation for the intrinsic value of the options assumed and for the valuation of 25,318 shares of restricted stock that vest after a one-year service period held by certain former Locus Dialogue employees. In July 2001, we sold certain operating assets and other rights relating to the Liaison enterprise solution business for $2.7 million, which was part of the acquisition of Locus Dialogue in January 2001. The operating assets included certain distribution contracts, the assembled Liaison workforce, the Locus Dialogue trademarks, the enterprise solution inventory and certain fixed assets. In addition, we entered into a license agreement pursuant to which the buyer licensed the Liaison and SoftDialogue software from us. In connection with the sale of these assets, we recorded a charge in 2001 of $64.7 million related to writedowns of the assembled workforce, core technology and associated goodwill. In 2002, we sold certain assets of InfoSpace Speech Solutions for $100,000. The purchase agreement provided an option to acquire the speech application platform. The assets sold included employee agreements, application software, the SoftDialogue software suite and the SpeechPortal versions 1.0 to 2.0.2, the facility lease and fixed assets. Under the agreement, we will maintain ownership in the speech application platform asset for 24 months and will license this technology to the buyer. All rights, title and interest in the speech application platform will be transferred to the buyer at the end of the 24-month period. The buyer will provide us during the 24-month period, all software updates and bug fixes to the speech application platform. As a result of this asset sale, we recorded an impairment charge of $1.2 million for the un-amortized core technology and internally developed software, acquired in the purchase of Locus Dialogue. In December 2003, the purchaser of certain assets of InfoSpace Speech solutions assets exercised its option to purchase the speech application platform for $200,000; consummation of the transaction is pending.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2003. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands except per share data)
Revenues	$33,144	$33,266	$33,571	$36,161	$36,600	$38,334	$38,266	$46,854

Operating expenses:
Cost of revenues	9,663	9,721	8,661	8,736	8,164	7,394	6,361	7,337
Product development	9,427	9,516	8,372	7,880	7,282	5,513	5,263	5,616
Sales and marketing	11,454	9,520	7,567	8,463	8,895	10,449	12,226	16,501
General and administrative	15,642	13,171	11,997	11,788	9,393	11,328	9,156	8,336
Amortization of goodwill	—	—	—	—	—	—	—	—
Amortization of other intangible assets	5,914	5,750	3,120	2,091	1,622	1,623	1,622	1,952
Impairment of goodwill	—	—	—	56,104	—	—	—	—
Impairment of other intangible assets	—	—	15,474	4,807	—	—	1,151	—
Acquisition and related charges	—	—	—	—	—	—	—	—
Other, net	(50)	849	22	3,346	3,956	1,351	1,534	(3,812)
Restructuring charges	—	—	1,056	758	167	10,463	(128)	1,220

Total operating expenses	42,387	38,806	47,608	95,237	39,479	48,121	37,185	37,150

Income (loss) from operations	(18,906)	(15,261)	(22,698)	(67,812)	(2,879)	(9,787)	1,081	9,704
Gain (loss) on investments	(16,911)	(345)	(5,532)	1,848	413	(12,427)	74	(57)
Other income, net	2,078	1,981	1,706	1,651	1,229	5,659	776	771
Income tax benefit (expense)	(144)	(96)	(93)	(97)	(70)	63	(339)	(530)
Cumulative effect of changes in accounting principle	(206,619)	—	—	—	—	—	—	—

Net income (loss)	$(240,502)	$(13,721)	$(26,617)	$(64,410)	$(1,307)	$(16,492)	$1,592	$9,888

Basic net income (loss) per share	$(7.88)	$(0.45)	$(0.87)	$(2.09)	$(0.04)	$(0.53)	$0.05	$0.31

Shares used in computing basic net income (loss) per share	30,517	30,627	30,697	30,781	30,979	31,153	31,337	31,456

Diluted net income (loss) per share	$(7.88)	$(0.45)	$(0.87)	$(2.09)	$(0.04)	$(0.53)	$0.05	$0.29

Shares used in computing diluted net income (loss) per share	30,517	30,627	30,697	30,781	30,979	31,153	33,259	34,692

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued FIN 46 (Revised), which deferred the effective date. As revised, we are required to apply the provisions of FIN 46 in the first quarter of 2004 since we have no interests in special purpose entities, for which application would be required as of December 31, 2003. We do not expect to consolidate any variable interest entities upon the adoption of FIN 46.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk.    We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2003, our short-term investment balances were $71.5 million.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2004 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2003 are as follows (in thousands, except percentages):

	2004	Fair Value
U.S. Government securities	$48,496	$48,518
Weighted average interest rate	1.28%
Corporate notes and bonds	7,791	7,791
Weighted average interest rate	1.29%
Commercial Paper	18,992	18,992
Weighted average interest rate	1.07%
Taxable municipal bonds	114,002	114,002
Weighted average interest rate	1.19%
Certificate of Deposit	14,099	14,104
Weighted average interest rate	1.27%	—

Cash equivalents and marketable fixed-income securities	$203,380	$203,407

Foreign Currency Risk:    Our earnings and cash flows are subject to fluctuations due to changes in the exchange rates of the principal currency of countries that we operate in (the United Kingdom, the Netherlands, and Canada) versus the U.S. dollar. We are exposed to these exchange rate fluctuations as the financial results of our non-U.S. based subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact our results. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in stockholders’ equity. We do not currently use derivative instruments to manage our exposure to changes in foreign currency exchange rates as this exposure has had a minimal impact on our past financial results, and we do not expect this exposure to have a material effect on our future results.

ITEM 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 2, 2004

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$229,045	$136,672
Short-term investments, available-for-sale	71,465	138,895
Accounts receivable, net of allowance of $1,267 and $1,178.	26,543	21,027
Notes and other receivables, net of allowance of $11,893 and $12,235	4,524	6,442
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	3,564	2,921

Total current assets	348,355	319,171
Long-term investments, available-for-sale	—	651
Property and equipment, net	15,416	26,252
Other investments	1,396	25,836
Goodwill	106,236	97,844
Other intangible assets, net	20,144	10,983
Other long-term assets	768	659

Total assets	$492,315	$481,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,588	$4,688
Funds due to merchants	5,011	2,516
Accrued expenses and other current liabilities	30,897	15,570
Short-term deferred revenue	5,212	9,169

Total current liabilities	45,708	31,943
Long-term deferred revenue	75	1,317

Total liabilities	45,783	33,260
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 31,470,635 and 30,957,371 shares	3	3
Additional paid-in capital	1,707,617	1,704,123
Accumulated deficit	(1,262,294)	(1,255,975)
Deferred expense—warrants	—	(39)
Unearned compensation	—	(543)
Accumulated other comprehensive income	1,206	567

Total stockholders’ equity	446,532	448,136

Total liabilities and stockholders’ equity	$492,315	$481,396

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues (including related party revenues of $190, $2,002 and $31,372)	$160,054	$136,142	$161,921
Operating expenses:
Cost of revenues	29,256	36,781	41,841
Product development	23,674	35,195	39,341
Sales and marketing	48,071	37,004	54,125
General and administrative	38,213	52,598	64,208
Amortization of goodwill	—	—	213,384
Amortization of other intangible assets	6,819	16,875	23,330
Impairment of goodwill	—	56,104	101,789
Impairment of other intangible assets	1,151	20,281	5,940
Restructuring charges	11,722	1,814	17,392
Acquisition and related charges	—	—	(3,504)
Other, net	3,029	4,167	11,505

Total operating expenses	161,935	260,819	569,351

Loss from operations	(1,881)	(124,677)	(407,430)
Loss on investments, net	(11,997)	(20,940)	(108,158)
Other income, net	8,435	7,416	17,361

Loss from operations before income tax expense, minority interest and cumulative effect of changes in accounting principle	(5,443)	(138,201)	(498,227)
Minority interest	—	—	(17)
Income tax expense	(876)	(430)	(664)

Loss from operations before cumulative effect of changes in accounting principle	(6,319)	(138,631)	(498,908)
Cumulative effect of changes in accounting principle	—	(206,619)	(3,171)

Net loss	$(6,319)	$(345,250)	$(502,079)

Basic and diluted net loss per share:
Net loss per share before cumulative effect of changes in accounting principle	$(0.20)	$(4.52)	$(15.68)
Cumulative effect of changes in accounting principle	—	(6.74)	(0.10)

Net loss per share	$(0.20)	$(11.26)	$(15.78)

Shares used in computing basic and diluted net loss per share	31,232	30,656	31,822

Other comprehensive loss:
Net loss	$(6,319)	$(345,250)	$(502,079)
Foreign currency translation adjustment	1,162	1,923	(2,116)
Unrealized gain (loss) on equity investments	(523)	(1,214)	17,469

Comprehensive loss	$(5,680)	$(344,541)	$(486,726)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

			Paid-In Capital	Accumulated deficit	Deferred Expense- warrants	Unearned compensation	Accumulated other comprehensive income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2000	31,667	3	1,596,242	(408,646)	(1,495)	(1,500)	(16,032)	1,168,572
Common stock issued for acquisitions	374	—	110,121	—	—	—	—	110,121
Common stock issued for stock options and/or restricted stock	882	—	8,037	—	—	—	—	8,037
Common stock issued for employee stock purchase plan	50	—	1,563	—	—	—	—	1,563
Common stock repurchased and/or retired	(2,194)	—	(23,196)	—	—	—	—	(23,196)
Unearned compensation—stock options/restricted stock	—	—	9,783	—	—	(9,783)	—	—
Compensation expense	—	—	—	—	—	3,402	—	3,402
Warrant expense	—	—	—	—	815	—	—	815
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	17,469	17,469
Foreign currency translation adjustment	—	—	—	—	—	—	(2,116)	(2,116)
Net loss	—	—	—	(502,079)	—	—	—	(502,079)

Balance, December 31, 2001	30,779	3	$1,702,550	$(910,725)	$(680)	$(7,881)	$(679)	$782,588
Common stock issued for acquisitions	106	—	1,895	—	—	—	—	1,895
Common stock issued for stock options and/or restricted stock	51	—	166	—	—	—	—	166
Common stock issued for employee stock purchase plan	89	—	769	—	—	—	—	769
Common stock repurchased and/or retired	(68)	—	—	—	—	—	—	—
Unearned compensation—stock options/restricted stock	—	—	(1,257)	—	—	1,257	—	—
Compensation expense	—	—	—	—	—	6,081	—	6,081
Warrant expense	—	—	—	—	641	—	—	641
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(1,214)	(1,214)
Realized loss on foreign currency	—	—	—	—	—	—	537	537
Foreign currency translation adjustment	—	—	—	—	—	—	1,923	1,923
Net loss	—	—	—	(345,250)	—	—	—	(345,250)

Balance, December 31, 2002	30,957	$3	$1,704,123	$(1,255,975)	$(39)	$(543)	$567	$448,136
Common stock issued for stock options	370	—	2,711	—	—	—	—	2,711
Common stock issued for employee stock purchase plan	175	—	906	—	—	—	—	906
Common stock repurchased and/or retired	(32)	—	—	—	—	—	—	—
Unearned compensation—stock options/restricted stock	—	—	(695)	—	—	695	—	—
Compensation expense	—	—	472	—	—	(152)	—	(320)
Warrant expense	—	—	—	—	39	—	—	39
Unrealized gain loss on available-for-sale investments	—	—	—	—	—	—	(523)	(523)
Realized loss on foreign currency	—	—	—	—	—	—	168	168
Foreign currency translation adjustment	—	—	—	—	—	—	994	994
Tax benefit from exercise of stock options	—	—	100	—	—	—	—	100
Net loss	—	—	—	(6,319)	—	—	—	(6,319)

Balance, December 31, 2003	31,470	$3	$1,707,617	$(1,262,294)	—	—	$1,206	$446,532

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Activities:
Net loss	$(6,319)	$(345,250)	$(502,079)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	18,965	35,939	256,067
Impairment of goodwill and other intangible assets	1,151	76,385	107,729
Warrant and stock-related revenue	(135)	(2,442)	(14,024)
Warrant and stock-based compensation expense	360	6,722	4,217
Bad debt (recovery) expense	(1,174)	(833)	4,395
Loss on equity investments	11,997	20,940	108,157
Other	518	4,306	10,258
Gain on sale of non-core services	(6,432)	—	—
Non-cash or asset impairment restructuring charges	2,059	1,327	12,283
Cumulative effect of changes in accounting principle	—	206,619	3,171
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combinations:
Accounts receivable	477	(3,756)	12,887
Notes and other receivable	2,125	2,280	(16,947)
Prepaid expenses and other current assets	(482)	4,652	4,161
Other long-term assets	(109)	744	2,394
Accounts payable	(422)	(4,451)	3,713
Funds due to merchants	2,495	1,670	846
Accrued expenses and other current liabilities	13,558	(9,390)	(20,775)
Deferred revenue	(3,116)	(6,258)	(17,426)

Net cash provided (used) by operating activities	35,516	(10,796)	(40,973)
Investing Activities:
Business acquisitions	(29,075)	(2,430)	(16,586)
Purchase of minority interest in venture fund	—	—	(16,365)
Purchase of intangible assets	(55)	(100)	—
Notes receivable	—	1,955	100
Purchase of property and equipment	(3,330)	(5,806)	(12,007)
Purchase of other investments	—	—	(10,971)
Proceeds from the sale of non-core services and assets	5,620	—	2,707
Proceeds from the sale of equity investments	12,454	—	—
Short-term investments, net	66,976	(58,576)	(60,911)
Long-term investments, net	651	92,929	135,916

Net cash provided by investing activities	53,241	27,972	21,883
Financing Activities:
Proceeds from stock options and warrants	2,710	769	8,036
Proceeds from issuance of stock through employee stock purchase plan	906	166	1,563
Payment for repurchase of common stock	—	—	(22,786)
Payments on debt assumed from acquisitions	—	—	(3,075)

Net cash provided (used) by financing activities	3,616	935	(16,262)

Net increase (decrease) in cash and cash equivalents	92,373	18,111	(35,352)
Cash and cash equivalents, beginning of period	136,672	118,561	153,913

Cash and cash equivalents, end of period	$229,045	$136,672	$118,561

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Acquisitions from purchase transactions:
Stock issued	—	$1,895	$92,473
Net assets (liabilities) acquired (assumed)	20,468	1,910	(2,731)
Common stock received for employee note receivable	—	—	410
Cash paid for income taxes:	440	472	475

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

Note 1:    Summary of Significant Accounting Policies

Description of the business:    InfoSpace, Inc. (the Company or InfoSpace) is a diversified technology and services company. The Company develops and markets innovative technology solutions for a broad range of customers, ranging from consumers to merchants, to mobile wireless operators, content providers and financial institutions. The reportable business segments operated by InfoSpace are Search and Directory, Mobile and Payment Solutions.

In October 2003, the Company began exploring strategic alternatives for its Payment Solutions business and engaged an investment bank to assist in this process. On March 1, 2004, the Company announced that it had entered into a definitive agreement to sell its Payment Solutions business to Lightbridge, Inc. for $82 million in cash. The transaction is expected to be completed in the second quarter of 2004 and is subject to customary closing conditions, including receipt of regulatory approval. The operating results of the Payment Solutions business has been included as part of the financial results from continuing operations in the consolidated financial statements. Commencing in the first quarter of 2004, the operating results of Payment Solutions will be presented as a discontinued operation in the consolidated financial statements, and revenues and expenses of Payment Solutions will be aggregated and presented as a single line in the consolidated statements of operations following income from continuing operations and before cumulative effect of change in accounting principle. Comparative prior period amounts will be presented in a similar manner.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation:    The InfoSpace Venture Fund 2000, LLC (the Venture Fund) was in existence from January 1, 2000 through March 31, 2001. The Venture Fund’s financial statements were consolidated in the Company’s financial statements, as the Company held the majority interest in the Venture Fund through March 31, 2001. In accordance with accounting for investment companies, the Venture Fund accounted for its investments at fair value, which are carried forward in consolidation pursuant to Emerging Issues Task Force (EITF) Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

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

Cash and cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company has pledged a portion of its cash and cash equivalents as collateral for certain of its facility leases. On December 31, 2003, the total amount of collateral pledged under these agreements was approximately $5.1 million, which consists of $4.1 million of standby letters of credit and $943,000 of bank guaranty. Included in cash and cash equivalents at December 31, 2003 is approximately $5.0 million of cash collected on behalf of merchants utilizing the Company’s electronic check (“eCheck”) Automated

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Clearing House services and Integrated Payment Solution application services, in anticipation of funding under contractual terms. These funds are included in Cash and cash equivalents and in Funds due to merchants on the Company’s consolidated balance sheet.

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. All debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered short-term investments. Investments maturing after twelve months from the balance sheet date are considered long-term. The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2003 and 2002, the Company’s short-term and long-term investments are classified as available-for-sale and are reported at their fair market value, with changes in fair value reported in Other Comprehensive Income (Loss).

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	2 years – 5 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company has capitalized certain internal use software development costs in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs capitalized primarily consist of employee salaries and benefits allocated on a project or product basis. The Company capitalized approximately $1.2 million, $2.3 million and $2.6 million of internal-use software costs during the years ended December 31, 2003, 2002 and 2001, respectively.

Valuation of goodwill and intangible assets:    As discussed below, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002 and performed an impairment test of goodwill and indefinite-lived intangible assets as of that date. In accordance with the provisions of SFAS No. 142, management also evaluates goodwill and other intangible assets at least annually to determine whether there has been any impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. Prior to the adoption of SFAS No. 142 and SFAS No. 144, management evaluated goodwill and intangible assets for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121, which was superseded by SFAS No. 144, required that, when assets were being tested for recoverability and those assets were acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction was to be included as part of the asset grouping in determining recoverability. The Company has recorded impairments of goodwill and other intangible assets, as further discussed in Note 6.

Other investments:    The Company has invested in equity investments of public and privately-held companies for business and strategic purposes. These investments are included in long-term assets. Investments in companies whose securities are not publicly traded are recorded at cost. Investments in companies, whose

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

securities are publicly traded, are recorded at fair value, with unrealized gains or losses recorded in accumulated other comprehensive income in the Company’s stockholders’ equity section of its consolidated balance sheet. Warrants held by the Company to purchase equity securities are included in other investments at their fair value with changes in fair value recorded as gains or losses on investments in the Statement of Operations. During the years ended December 31, 2003 and 2002, the Company did not invest in public or privately-held companies.

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

Stock-based compensation:    In accordance with Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, unearned compensation includes the unamortized intrinsic value of vested and unvested options assumed in acquisitions since July 1, 2000. In addition, unearned compensation includes the unamortized compensation expense from the Company’s restricted stock grant in December 2001 (see Note 7). The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. For options assumed in acquisitions, the Company measures the value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the options granted based on the quoted price of the Company’s common stock at the date the options are assumed. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Company’s common stock. Such value for assumed options and restricted stock is recognized as an expense and amortized using the accelerated amortization method prescribed in FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the years ended December 31, 2002 and 2001, the Company recognized $6.1 million and $3.4 million in compensation expense related to stock options and restricted stock grants, respectively. For the year ended December 31, 2003, the Company recognized a $320,000 credit for stock compensation expense based on cancellations during the year for which expense had been recorded in the prior years pursuant to the accelerated method under FIN 28.

The Company’s stock-based compensation plans are more fully described in Note 7. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted that are priced at the fair market value of the Company’s stock at the date of grant.

To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted: risk-free interest rate of 3.07% to 4.38% for the 2001 grants, 1.89% to 3.47% for the 2002 grants and 2.46% to 3.24% for the 2003 grants, expected dividend yield of 0% for all periods; volatility of 136% for the 2001 grants, 111% to 123% for 2002 grants and 66% to 105% for 2003 grants; and an expected life of three to five years.

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net loss for the years ended December 31, 2003, 2002 and 2001 would have been as follows (amounts in thousands, except per share data):

	2003	2002	2001
Net loss as reported	$(6,319)	$(345,250)	$(502,079)
Stock based compensation, as reported	(320)	6,081	3,403
Total stock based compensation determined under fair value based method for all awards	(26,974)	(79,424)	(82,983)

Adjusted net loss, fair value method for all stock based awards	$(33,613)	$(418,593)	$(581,659)

Basic and diluted net loss per share, as reported	$(.20)	$(11.26)	$(15.78)
Basic and diluted net loss per share, SFAS No. 123 adjusted	$(1.08)	$(13.65)	$(18.28)

Deferred expense-warrants:    Deferred expense-warrants represented the fair value of the warrants that were issued to America Online, Inc. (AOL) (Note 7) and was expensed ratably over the four-year vesting period, which ended during 2003. The amortization of deferred warrant expense has been charged to sales and marketing expense.

Revenues:

Search and Directory revenue:    The Company generates revenues from its on-line search, yellow page and white page services. Revenues are generated when an end-user of its services generates a paid search at the Company’s owned and operated Web site or at a distribution partner’s Web site, in which the Company offers its private label search and directory products and services for others to offer on their own Web site. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to the Company.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Certain of the Company’s agreements contain maximum thresholds for paid searches for which a customer will pay during a specific period of time. In such circumstances, the Company recognizes revenue at the lesser of the amount that would be recorded based on the amount due per paid search, or the amount that would be recognized if the maximum amount due from the customer over the specified time provided in the agreement were recognized ratably over that period.

For distribution partner arrangements, whereby the Company shares a portion of the revenues earned through a distribution partner’s Web site, revenue is recorded on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company recognizes the cost of revenue share payments to the distribution partners as a sales and marketing expense. Typically, revenue share expenses are based on a contracted rate per paid search or as a percent of gross revenue earned by the Company.

The Company has recognized revenues generated from non-cash transactions (barter). Barter revenue is recognized when the Company completes its obligations under the agreement. In accordance with EITF Issue No. 99-17 Accounting for Advertising Barter Transactions, which generally relate to the exchange of advertising for the Company, it records a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. The Company recognized $0, $243,000 and $14.0 million in barter revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has recognized revenue associated with providing products or services in exchange for warrants and, in some cases, warrants in companies in which the Company has made an equity investment. Warrant revenue is recognized once the product or service is delivered or in certain agreements, when the Company has met its specific performance criteria. When the products or services are delivered or when the Company has met its performance obligations, revenue is recognized equal to the fair value of the warrant at the vesting date. In certain circumstances in which the future performance is not specified and the warrant is fully vested, the Company measures the fair value of the warrant and recognizes the revenue on a straight-line basis over the contract term. The Company measures the fair value of the warrants using the issuers stock price and other measurement assumptions including a review of current financial information and recent rounds of financing, on the earlier of (i) the date the terms of the warrant compensation arrangement and a commitment for performance is reached or (ii) the date at which the Company’s performance to earn the warrants is complete. The Company recognized $135,000, $2.4 million and $14.0 million in warrant revenue for the years ended December 31, 2003, 2002 and 2001.

Mobile revenue:    The Company earns revenue, typically from its agreements with wireless carriers, from its content delivery services, which includes both subscriber usage or product downloads, hosting and maintenance services and professional services.

Subscriber usage fee revenue is generated based on the end users usage of the Company’s messaging or browsing services.

The Company’s revenue from media downloads is generated when end users purchase wireless applications, such as ringtones or graphics, via their cellular phone. Revenue is recognized in the period in which the content is delivered.

The Company enters into royalty agreements to secure the content for its messaging services and media downloads. The Company records royalty expense as a cost of revenue in the period in which the content is delivered. Certain agreements are based on a flat fee for a contracted period of time and these content expenses are recorded ratably over the contract period.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The Company generates revenue from professional services, which are recognized as revenue in the period in which the work is completed and accepted by the customer. Professional services are typically contracted at hourly rates, which are consistently applied, although differ by geographic region.

The Company generates revenue for Internet hosting services and maintenance of such services. Revenue is recognized in the period in which the service is provided. The Company has entered into certain contracts that include set-up or integration fees and/or development fees, which are invoiced at the commencement of the agreement. Although these fees are sometimes paid to the Company at the commencement of the agreement, they are recognized ratably over the term of the agreement.

Payment Solutions revenue: The Company generates revenues from its credit card processing and eCheck processing services (collectively “payment processing services”), gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction or as a percentage of the completed transaction from the Company’s payment gateway services. Transaction fees are recognized in the period the transaction occurs.

The Company generates revenue from gateway services, which are a monthly subscription fee charged to its merchant customers for the use of the payment gateway. Gateway fees are recognized in the period in which the service is provided.

The Company generates revenue from one-time set-up fees for its payment processing services. Although these fees are generally paid to the Company at the commencement of the agreement, they are recognized ratably over the estimated life of the merchant.

Non-core services revenue: For the years ended December 31, 2003, 2002 and 2001, the Company earned and recognized revenue from certain non-core services. During 2003 all of these non-core services have been sold or otherwise disposed. Revenues were recognized in the period in which the products or services were delivered. In some cases, the fees were paid to the Company at the commencement of the agreement with the customer and the related revenue was recognized ratably over the contracted period or estimated life of the arrangement.

Cost of revenues:    Cost of revenues consists of expenses associated with the delivery, maintenance and support of the Company’s products and services, including personnel costs, communication costs such as high-speed Internet access, server equipment depreciation, and content license and royalty fees, as well as customer care costs.

Product development expenses:    Product development expenses consist principally of personnel costs for research, development, support and on-going enhancements of the products and services.

Sales and marketing expenses:    Sales and marketing expenses consist principally of personnel costs, cost of revenue sharing arrangements with the Company’s distribution partners in connection with the Company’s Search and Directory business, commissions paid to resellers from the Company’s Payment Solutions products and services, and advertising and promotion expenses.

General and administrative expenses:    General and administrative expenses consist principally of personnel costs, professional service fees, occupancy and general office expenses, depreciation and general business expenses.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Advertising costs:    Costs for print advertising are recorded as expense when the advertisement appears. Advertising costs related to electronic impressions are recorded as expense as impressions are provided. Cash advertising expense totaled approximately $2.9 million, $179,000 and $645,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company recorded approximately $400,000, $1.1 million and $13.2 million in non-cash advertising expense relating to barter arrangements for the years ended December 31, 2003, 2002 and 2001, respectively.

Restructuring charges:    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the closures of certain Company facilities (Note 11).

Acquisition and related charges:    Acquisition and related charges consist of in-process research and development for acquisitions accounted for under the purchase method and charges related directly to the acquisitions, such as investment banking, legal and accounting fees, for acquisitions accounted for under the pooling method prior to July 1, 2001.

Other, net:    Other, net consists of costs and/or charges that are not directly associated with other revenues or operating expense classifications. Other charges in the year ended December 31, 2003 of $3.0 million includes litigation settlement charges of approximately $9.0 million and a tax settlement charge of approximately $4.0 million, which included interest and penalties, related to a partial settlement agreement with the Internal Revenue Service (“IRS”) regarding the audit of our payroll tax returns for the year 2000. Partially offsetting these charges were research and development tax refunds or credits from local and foreign tax jurisdictions of approximately $3.2 million and gains on the sale or disposition of the Company’s non-core services of approximately $6.4 million. Other charges, net in the year ended December 31, 2002 of $4.2 million includes an allowance for notes receivable and employee loans of approximately $3.4 million and $756,000 for the settlement of two litigation matters. Other charges, net in the year ended December 31, 2001 of $11.6 million includes an allowance for notes receivable and employee loans in the amount of approximately $10.6 million, settlement charges on several litigation matters of approximately $2.4 million, and $848,000 for prepaid licensing fees for software no longer being utilized. These amounts are partially offset by a reduction of approximately $2.4 million to the estimated liability for past overtime worked.

Loss on Investments:    Loss on investments consists of changes in fair values of warrants held by the Company recognized gains and losses on investments marked to fair value in the Venture Fund, which was active from January 1, 2000 through March 31, 2001, realized gains and losses from the sale of investments and impairment of investments.

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

SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. Prior to adoption of SFAS No. 142, the Company evaluated its intangible assets for impairment based on SFAS No. 121, Accounting for the Impairment of Long-Lived Assets (Note 6). The Company evaluated its other intangible assets, including core

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

technology, customer lists, and other intangible assets, and determined that these assets have definite lives. These are classified on the Company’s consolidated balance sheets as Other intangible assets, net and are amortized over an estimated life of two to five years.

The Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on an independent valuation of the Company’s reporting units as of January 1, 2002 using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation as of November 30, 2003 and November 30, 2002 and recorded a non-cash charge of $0 and $56.1 million, respectively, based upon an independent valuation.

As part of the Company’s reorganization and changes to its reporting units on April 1, 2003, the Company allocated the Merchant goodwill to the new reporting units effective April 1, 2003 (Note 12). The allocation was determined based on an independent valuation of the Company’s reporting units as of April 1, 2003 using a combination of the revenues, direct contribution to profit and cash flows of each business unit, and the Company’s quoted stock price.

The following table provides information about activity in goodwill by reporting unit for the period from January 1, 2002 to December 31, 2003 (in thousands):

	Wireline	Merchant	Mobile	Search & Directory	Payment Solutions	Total
Goodwill as of January 1, 2002	$89	$94,887	$56,104	$—	$—	$151,080
Goodwill associated with eCash acquisition	—	2,768	—	—	—	2,768
Purchase of indefinite lived intangible asset	100	—	—	—	—	100
Impairment of goodwill	—	—	(56,104)	—	—	(56,104)

Goodwill as of December 31, 2002	189	97,655	—	—	—	97,844
Allocation of goodwill to new reporting units	(189)	(97,655)	—	48,986	48,858	—
Purchase of indefinite lived intangible assets	—	—	—	55	—	55
Goodwill associated with Saraide minority interest acquisition	—	—	1,100	—	—	1,100
Goodwill associated with Moviso acquisition	—	—	7,237	—	—	7,237

Goodwill as of December 31, 2003	$—	$—	$8,337	$49,041	$48,858	$106,236

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The effect of adopting SFAS No. 142 is reflected prospectively from January 1, 2002. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share data):

	For the year ended December 31,
	2003	2002	2001
Net loss:
Reported net loss	$(6,319)	$(345,250)	$(502,079)
Cumulative effect of change in accounting principle	—	206,619	—
Goodwill amortization	—	—	213,384

Adjusted net loss	$(6,319)	$(138,631)	$(288,695)

Basic and diluted net loss per share:
Reported net loss per share	$(0.20)	$(11.26)	$(15.78)
Cumulative effect of change in accounting principle	—	6.74	—
Goodwill amortization	—	—	6.71

Adjusted basic and diluted net loss per share	$(0.20)	$(4.52)	$(9.07)

Other intangible assets consisted of the following (in thousands):

	December 31, 2003			December 31, 2002
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Core technology	$37,174	$(27,727)	$9,447	$32,878	$(29,024)	$3,854
Customer lists	16,232	(6,616)	9,616	8,587	(4,791)	3,796
Other	7,807	(6,726)	1,081	6,667	(3,334)	3,333

Total	$61,213	$(41,069)	$20,144	$48,132	$(37,149)	$10,983

Amortization of other intangible assets is expected to be approximately $6.8 million, $4.5 million, $4.0 million, $3.2 million and $1.5 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 respectively.

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

Net loss per share:    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants and upon

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

employees’ vesting in restricted stock grants (using the treasury stock method). Potentially dilutive shares are excluded from the computation if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options, restricted stock and warrants outstanding during each of the periods presented, as discussed in Note 7, were included in the computation of diluted loss per share as they were antidilutive. Options, restricted stock and warrants to purchase a total of 9,174,339, 7,227,434 and 8,321,766 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Revenue concentration:    The Company has a number of customers but derives a significant portion of its revenues from a small number of customers. Revenues from the top ten customers of the Company represents 68%, 56% and 39% of total revenues in the years ended December 31, 2003, 2002 and 2001, respectively. The number of customers that accounted for more than 10% of total revenues in the years ended December 31, 2003, 2002 and 2001 were three, two and none, respectively. For the year ended December 31, 2003 three customers of the Search and Directory business unit accounted for approximately 23%, 14% and 13% of total Company revenues. For the year ended December 31, 2002 two customers of the Search and Directory business unit accounted for approximately 19% each of total revenues. At December 31, 2003 and 2002, four and two customers, respectively, accounted for more than 10% of the accounts receivable balance. These are customers in the Search and Directory and Mobile units.

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

Reclassification:    Certain reclassifications have been made to the 2002 and 2001 balances to conform to the 2003 presentation. These reclassifications did not impact net loss, total assets, total liabilities or stockholders’ equity

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Stock splits:    A two-for-one stock split of the Company’s common stock was effected in May 1999. A second two-for-one stock split of the Company’s common stock was effected in January 2000. A third two-for-one stock split of the Company’s common stock was effected in April 2000. A one-for-ten reverse stock split was effected in September 2002 (Note 7). All references in the financial statements to shares, share prices, per share amounts and stock option plans have been adjusted retroactively for these stock splits.

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

Recent accounting pronouncements:

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued FIN 46 (Revised), which deferred the effective date. As revised, the Company is required to apply the provisions of FIN 46 in the first quarter of 2004 since it has no interests in special purpose entities, for which application would be required as of December 31, 2003. The Company does not expect to consolidate any variable interest entities upon the adoption of FIN 46.

Note 2:    Balance Sheet Components

Short-term and long-term investments classified as available-for-sale at December 31, 2003 and 2002 consist of the following, stated at fair market value (in thousands):

	December 31,
	2003	2002
Corporate notes and bonds	$7,791	$50,534
U.S. Government securities	48,518	67,910
Taxable municipal bonds	1,052	103
Certificate of deposit	14,104	20,999

	$71,465	$139,546

Maturity information is as follows for investments classified as available-for-sale at December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$71,438	$30	$(3)	$71,465

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

At December 31, 2002, gross unrealized gains were $476,000 and gross unrealized losses were $1,000.

	December 31,
	2003	2002
	(In thousands)
Property and equipment:
Computer equipment and data center	$33,822	$35,361
Purchased software	13,593	13,135
Internally developed software	5,169	4,654
Office equipment	2,358	2,264
Office furniture	3,552	4,101
Leasehold improvements and other	5,299	7,351

	63,793	66,866
Accumulated depreciation	(48,485)	(40,850)

	15,308	26,016
Fixed assets in progress	108	236

	$15,416	$26,252

Accrued expenses and other current liabilities:
Accrued Search and Directory distribution partner obligations	$8,001	$2,915
Salaries and related expenses	5,021	4,168
Accrued legal and other consulting expenses	4,797	3,611
Accrued restructuring	4,574	385
Accrued tax settlement	3,963	—
Accrued acquisition costs	—	270
Other	4,541	4,221

	$30,897	$15,570

Note 3:    Payroll Taxes

As of December 31, 2003, the Company had $13.2 million recorded as a tax receivable due from the Federal government. In October 2000, a former officer of the Company exercised non-qualified stock options. The Company withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from the Company’s merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and Company management believes that the restriction delayed the taxation of income until the restriction lapsed. The Company, therefore, returned the federal income tax withholding to the employee and filed an amendment to its payroll tax return to request the tax refund. The IRS is auditing the Company’s payroll tax returns for the year 2000. As part of this audit, the IRS is currently reviewing the Company’s refund claim for the $13.2 million in payroll taxes. The Company has received a notice that the IRS is proposing to disallow its claim; however, the Company is contesting their proposal. The Company believes that it has meritorious arguments under the Internal Revenue Code and applicable regulations to recover this refund from the IRS and that it is probable that the Company will recover this refund, however, there can be no assurance regarding the timing, structure or extent of the Company’s recovery of this tax receivable. The IRS has not issued its final audit report.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. The Company recorded a charge to other operating expenses of $4.0 million, which includes penalties and estimated interest, during the year ended December 31, 2003. The Company has not yet paid the IRS the settlement, and the liability is included in Accrued expenses and other current liabilities as of December 31, 2003. Pursuant to the settlement agreement, the Company is relieved of any further withholding tax liability with respect to those certain former employees.

Note 4:    Notes Receivable

From December 21, 1999 to February 29, 2000, the Company loaned Bernee D.L. Strom, a former officer of the Company, $10.0 million under full recourse notes. The promissory notes were due on December 16, 2001 and are currently in default. Interest was accrued at the prime rate through the date the notes were due. The notes are secured by a pledge of 18,438 of the former officer’s shares of the Company’s common stock. The notes have full recourse against Ms. Strom’s personal assets. A valuation allowance of $8.5 million was recorded on December 31, 2001, which represents the outstanding notes and interest due less the value of the secured shares and other known assets of Ms. Strom. The Company did not accrue any additional interest on these notes in 2002, as the collectibility of additional interest is uncertain. At December 31, 2001, accrued interest on these notes was $1.6 million. The Company sued Ms. Strom on January 30, 2002. Although the Company has on file a full release and settlement agreement signed by Ms. Strom in December 1999, original counterclaims were served on the Company on April 12, 2002; after the Company moved to dismiss her counterclaims, Ms. Strom subsequently amended them on July 1, 2002. Ms. Strom is suing the Company for constructive termination in violation of various public policies; breach of contract; breach of the covenant of good faith and fair dealing; and promissory estoppel. Due to the inherent uncertainty of litigation, the Company increased its valuation allowance by $3.1 million during the year ended December 31, 2002 to fully reserve all notes receivable and interest receivable due from Ms. Strom. In September 2003, Ms. Strom added counterclaims alleging the improper impairment of collateral and negligent filing of a W-2. In February 2004, the parties stipulated to dismiss Ms. Strom’s counterclaim relating to her W-2 with prejudice. In January 2004, the court dismissed Ms. Strom’s counterclaims that were brought in 2002 and Ms. Strom is moving for discretionary review of that ruling.

Note 5:    Loss on Investments

The Company has invested in equity instruments of public and privately-held technology companies, initially for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. These investments are recorded as long-term assets. As of December 31, 2003, the Company’s publicly-held and privately-held investments were zero and $1.4 million, respectively. As of December 31, 2002, the Company’s publicly-held and privately-held investments were $7.1 million and $18.7 million, respectively. The Company recorded impairment charges totaling $12.3 million, $20.3 million and $100.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to certain of its public and private investments for which declines in fair value below the Company’s accounting basis was determined to be other-than-temporary. The impairment charges are reflected in loss on investments, net in the Statement of Operations.

The Company also holds warrants in public and privately-held companies, initially acquired for business and strategic purposes. Some of these warrant agreements were issued in conjunction with equity investments. Additionally, some were issued in conjunction with a business agreement and contain certain provisions that require the Company to meet specific performance criteria under the agreement in order for the warrants to vest.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

When the Company meets its performance obligations it records revenue equal to the fair value of the warrants. The fair value of each warrant is calculated using the Black Scholes options pricing model using a risk free interest rate applicable to the date of the warrant valuation, a zero percent dividend yield, the volatility in stock price of the company issuing the warrant, if available, or a peer group volatility if not available, and the life of the warrant. The Company recorded revenue in the amount of $135,000, $2.4 million and $14.0 million in 2003, 2002 and 2001, respectively, for vesting in warrants and stock, resulting from the amortization of previously unearned deferred warrant revenue. As of December 31, 2003 and 2002, total warrant investments were $0 and $6.8 million.

From January 1, 2000 to March 31, 2001, the Company held a majority ownership in the Venture Fund. In accordance with investment company accounting, all investments held in the Venture Fund were recorded at their fair market value and unrealized gains and losses on the investments were recorded as gains or losses in the statement of operations of the Venture Fund. Since the Company was the majority owner of the Venture Fund, the Venture Fund’s financial statements were consolidated with InfoSpace’s financial statements. The Company recorded minority interest in the Statement of Operations for the employee-owned portion of the fund during the period the Venture Fund was active.

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

Loss on investments, net is comprised of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Other-than-temporary investment impairments	$(12,281)	$(20,288)	$(100,918)
Loss on sale of investments	(398)	(104)	(2,688)
Increase (decrease) in fair value of warrants	682	(548)	(5,432)
Gain on Venture Fund investments	—	—	880

	$(11,997)	$(20,940)	$(108,158)

Note 6:    Intangible Impairment

During the year ended December 31, 2003, the Company evaluated its intangible assets and recorded an impairment charge of $1.2 million related to core technology acquired in the eCash acquisition (Note 8) as the Company determined that it would no longer pursue providing certain services utilizing this technology due to changes in the Company’s business focus.

During the year ended December 31, 2003, the Company conducted its annual impairment analysis for goodwill, and determined that the carrying value of its goodwill associated with the Search and Directory, Mobile and Payment Solutions business units was not impaired. The annual impairment analysis was based on an independent valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

During the year ended December 31, 2002, the Company recorded impairment charges related to certain other intangible assets totaling $20.3 million, of which $18.8 million was recorded within the mobile business unit, with the remainder of $1.5 million related to the merchant business unit. The Company determined that it would not pursue the development of certain technologies acquired in the Saraide, Locus Dialogue and Privacy Bank acquisitions. As a result of this decision, the Company sold certain assets of InfoSpace Speech Solutions (formerly Locus Dialogue) (Note 8) and recorded an impairment charge of $1.2 million for the write-off of this core technology. The Company also recorded an additional impairment charge totaling $13.7 million for the write-off of the core technology of Saraide and Privacy Bank for technology no longer in use and for which no future cash flows were expected. A decision was also made in 2002 to migrate the GiantBear customers to the Company’s wireless platform, from the GiantBear platform. This migration was completed in 2002, and the GiantBear infrastructure is no longer being used and there are no plans to utilize this technology in the future. Accordingly, the remaining balance of the un-amortized core technology acquired from GiantBear of $1.5 million was written off in the year ended December 31, 2002. The Company determined that the actual and forecasted revenue from the acquired Saraide and GiantBear customer lists were substantially less than forecasted at the time of acquisition. Many of these GiantBear contracts were subsequently cancelled post acquisition. As a result, the Company recorded an impairment charge of $3.9 million to writedown the value of the acquired customer lists to zero.

During the year ended December 31, 2002, the Company conducted its annual impairment analysis for goodwill, and determined that the remaining value of its goodwill associated with the Mobile business unit was fully impaired. Accordingly, the Company recorded a non-cash charge for the impairment of goodwill of $56.1 million. This amount was determined based on an independent valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

During the year ended December 31, 2001, the Company determined that it would not pursue development of technologies acquired in the acquisitions of Orchest, eComLive.Com, Saraide, boxLot, iJapan and Haggle Online due to changes in market factors and the Company’s business. The Company therefore recorded a goodwill impairment charge of $37.0 million and an other intangible asset impairment charge of $3.6 million to reduce the remaining book value of any core technology recorded in connection with these acquisitions, along with related goodwill amounts, to zero. The Company also incurred an impairment charge to goodwill of approximately $2.8 million during the year ended December 31, 2001. This charge was based on substantial declines in the acquired workforce, as employees acquired through these acquisitions left the Company. The Company recorded corresponding impairment charges to the assembled workforce intangible asset. As such, the Company determined the fair value of the remaining workforce intangible using the same assumptions used to estimate the fair value at the respective acquisition dates, and recorded a charge to reduce the related assembled workforce intangible assets to their estimated fair values as of December 31, 2001.

In connection with the 2001 sale of certain assets related to the Liaison enterprise solution business of InfoSpace Speech Solutions (formerly Locus Dialogue) (Note 8), the Company recorded an impairment of goodwill charge of $62.0 million and an impairment of other intangible asset charge of $2.3 million, reflecting an impairment in the assembled workforce, core technology intangible asset and related goodwill. Based on future estimated cash flows from the Liaison enterprise solution business assets, the Company wrote down the core technology and related goodwill to $500,000. The charge recorded during the year ended December 31, 2001 reduced the carrying amounts of these intangible assets to this estimated fair value as of the date of the asset sale.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Note 7:    Stockholders’ Equity

On January 15, 2002, the Company offered a limited non-compulsory exchange of stock options to its employees. Under the exchange offer, eligible employees had the opportunity to exchange eligible stock options for new options to be granted under the Company’s 1996 Restated Flexible Stock Incentive Plan. Options eligible for exchange were those having an exercise price of $100.00 or more per share. The exchange offer period expired on February 15, 2002, and the Company accepted for exchange options covering 1,272,442 shares of common stock. Shares accepted for exchange were cancelled pursuant to the terms of the Company’s existing stock options plans. The Company granted to each participating employee a new option to purchase one share of InfoSpace common stock for every ten shares of common stock underlying the exchanged options that were surrendered. In addition, each participating employee was eligible to receive an additional option grant, granted at the discretion of the Company’s Board of Directors, to purchase a number of shares determined in accordance with the Company’s compensation policies and practices. On August 20, 2002 the Company granted new options covering 272,162 shares of common stock at an exercise price of $5.10. The new options were 25% vested on the date of grant and the remaining 75% vest in equal monthly installments over the three-year period following the grant date.

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

On July 19, 2002, the Company’s Board of Directors adopted the Preferred Stock Rights Agreement. Under the plan, the Company issued a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on August 9, 2002. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $55.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Stockholder Rights Plan remains in place (or, with respect to Naveen Jain, a former director, executive officer and founder of the Company, 25% or more of the Company’s common stock), then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of InfoSpace or shares of the third party acquirer, in each case having a value of twice the right’s then-current exercise price.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

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

The Company has one stock plan that was used for grants during 2003 and 2002. Options granted under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) typically vest over four years, either 25% one year from the date of grant and ratably thereafter on a monthly basis or 25% one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven or ten years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan. Restricted stock granted under the 1996 Plan in 2001 vested over a 17-month period. As of December 31, 2003, 98,223 shares were available for grant of options or other equity incentives under the 1996 Plan.

In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the 2001 Plan), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period. Restricted stock granted under the 2001 Plan vests over a 17-month period, 16.7% two months from the date of grant and ratably thereafter on a quarterly basis. As of December 31, 2003, 854,189 shares were available for grant of options or issuance of restricted stock under the 2001 Plan.

On April 17, 2000, the Company initiated the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan (Tandem Plan), a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. (Saraide), a subsidiary of the Company. Under the Tandem Plan, Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to exercise the Saraide option or the InfoSpace option. Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 1,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. 988,733 shares of InfoSpace common stock remain available for grant of options under the Tandem Plan at December 31, 2003. The Company does not expect to make additional grants from this plan.

In addition to the plans described above, the Company has six option plans assumed through acquisitions by InfoSpace and Go2Net. Options granted under these plans typically vest over a four-year period, 25% one year

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

from the date of grant and ratably thereafter on a quarterly basis and expire six years from the date of grant. As of December 31, 2003, 144,407 options were outstanding from these assumed plans. No options are available for grant from these plans. The Company also has nonqualified stock options that were issued outside of the other stock option plans in 1998. These options vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis and expire ten years from the date of grant. As of December 31, 2003, 4,771 options were outstanding from the options issued outside of the 1996 Plan, 2001 Plan and Tandem Plan.

Activity and pricing information regarding all options and restricted stock, excluding the Tandem Plan, are summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding, December 31, 2000	6,203,649	$240.54
Granted	5,065,455	34.48
Cancelled	(4,333,084)	210.73
Exercised	(517,403)	15.40

Outstanding, December 31, 2001	6,418,617	116.20
Granted	2,235,629	9.51
Cancelled	(3,047,420)	180.71
Exercised	(227,768)	0.74

Outstanding December 31, 2002	5,379,058	40.20
Granted	4,699,215	17.81
Cancelled	(2,283,699)	51.64
Exercised	(466,611)	5.81

Outstanding December 31, 2003	7,327,963	$24.46

Options exercisable, December 31, 2003	2,087,281	$41.89

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding, December 31, 2000	588,250	$454.38
Granted	—	—
Cancelled	(522,210)	454.38
Exercised	—	—

Outstanding December 31, 2001	66,040	454.38
Granted	—	—
Cancelled	(54,773)	454.38
Exercised	—	—

Outstanding December 31, 2002	11,267	454.38
Granted	—	—
Cancelled	(2,000)	454.38
Exercised	—	—

Outstanding December 31, 2003	9,267	454.38

Options exercisable, December 31, 2003	8,705	$454.38

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Information regarding stock option grants for all plans during the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price exceeds market price	—	$—	$—	201,700	30.14	$11.92	9,763	$289.66	$45.07
Exercise price equals market price	4,699,215	17.81	9.25	2,022,762	7.39	$4.87	4,457,338	$35.23	30.84
Exercise price is less than market price	—	—	—	11,167	21.00	$12.21	598,354	$24.70	45.67

Shares granted with an exercise price that exceeds the market price are generally the result of an acquisition. When a company is acquired, the Company assumes the stock options of employees that are retained from the acquired company. These acquired stock options are considered to be new grants by the Company and retain the original exercise price adjusted for the acquisition conversion ratio.

Additional information regarding options outstanding for all plans as of December 31, 2003, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25 – 9.20	1,086,866	8.74	$7.30	538,495	$7.73
$ 9.40 – 11.33	817,679	6.63	11.26	11,618	10.25
$ 11.35 – 14.10	318,102	6.62	13.78	20,089	12.97
$ 14.19 – 14.29	738,070	6.62	14.29	250	14.20
$ 14.31 – 15.56	934,660	6.61	14.95	3,190	15.05
$ 16.07 – 23.53	890,347	6.98	22.03	150,175	20.85
$ 23.75 – 25.80	1,089,050	7.02	25.24	1,394	25.00
$ 26.12 – 36.56	1,204,797	7.09	35.95	1,145,351	36.40
$ 38.00 – 675.00	256,259	6.46	177.96	224,083	181.14
$1,001.25 – 1,001.25	1,400	6.13	1,001.25	1,341	1,001.25

Total	7,337,230			2,095,986

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Warrants:    In connection with the May and August 1998 private placements, the Company issued warrants to purchase 1,651,068 shares of common stock to five third-party participants. Certain of these participants provided consulting services related to identifying, structuring and negotiating future financings. These warrants can be exercised at any time until their expirations dates, which are between May 21, 2008 and August 6, 2008. The activity and additional information are as follows:

Outstanding, January 1, 2001	1,391,647
Exercised	—

Outstanding, December 31, 2001	1,391,647
Exercised	—

Outstanding, December 31, 2002	1,391,647
Exercised	—

Outstanding, December 31, 2003	1,391,647

Range of Exercise Prices	Number Outstanding
$2.50 – 5.00	746,092
$6.25 – 7.50	324,717
$12.50	320,838

AOL Warrants:    On August 24, 1998, the Company entered into agreements with America Online, Inc. (AOL) to provide white pages directory and classifieds information services to AOL. Pursuant to the white pages directory services agreement, the Company agreed to provide to AOL white pages listings and directory service. In connection with the agreements, the Company issued to AOL warrants to purchase up to 791,933 shares of common stock, which warrants vested in 16 equal quarterly installments over four years, conditioned on the delivery by AOL of a minimum number of searches each quarter on the Company’s white pages directory service. The warrants have an exercise price of $15.00 per share. The warrants were valued using the fair value method, as required under SFAS No. 123. The fair value of the warrants was approximately $3,300,000 at the date of grant, and was amortized ratably over the four-year vesting period. The underlying assumptions used to determine the value of the warrants are an expected life of six years and a 5.5% risk-free interest rate. AOL exercised no warrants in 2003, 2002 and 2001. As of December 31, 2003, AOL had 445,462 unexercised warrants, all of which are fully vested.

1998 Employee Stock Purchase Plan:    The Company adopted the 1998 Employee Stock Purchase Plan (the ESPP) in August 1998. The ESPP is intended to qualify under Section 423 of the Code, and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 49,992 shares issued for ESPP periods that ended in 2001, 88,959 shares issued for the ESPP periods that ended in 2002 and 175,102 shares issued for the ESPP periods that ended in 2003.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Note 8:    Business Combinations and Asset Acquisitions

The following presents information regarding the Company’s business combinations and asset acquisitions for the years ended December 31, 2003, 2002 and 2001, including information about the allocation of purchase price from these transactions. Remaining goodwill balances recorded in these transactions have been tested for impairment in connection with the Company’s adoption of SFAS No. 142 and in connection with the Company’s ongoing assessments of impairment of goodwill under the provisions of SFAS No. 142, as discussed in Note 1, based on the allocation of goodwill amounts to the Company’s reporting units.

Fiscal Year 2003

Moviso LLC.    On November 26, 2003, the Company acquired all of the membership interest of Moviso LLC, a North American mobile media content provider, from Vivendi Universal Net USA Group, Inc. for purchase consideration of $25.0 million plus acquisition costs of $105,000.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$5,765
Liabilities assumed	(3,537)

Net book value of net assets assumed	2,228
Fair value adjustments:
Developed core technology	6,800
Carrier relationships	7,700
Content library and content provider relationships	1,140

Fair value of net assets acquired	$17,868

Purchase price:
Cash	$25,000
Acquisition costs	105
Less fair value of net assets acquired	(17,868)

Excess of purchase price over net assets acquired, allocated to goodwill	$7,237

The expected life of the core technology was assumed to be four years, after which substantial modifications and enhancements would be required for the technology to remain competitive. The expected life of the customer contracts was assumed to be five years, which is consistent with the expected cash flows from the customer contracts. The expected life of the content library and content provider relationships ranges from one to five years, which is consistent with the expected cash flows from the content and the relationships. The Company is amortizing the intangible assets over their respective expected lives. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets (Note 2). The allocation of the purchase price is subject to adjustments, which may include adjustments to assumed accounts receivable, accounts payable, other assets and accrued expenses for royalty and content.

Saraide, Inc.    In 2000, the Company acquired 80% of the common stock of Saraide, Inc., a component of the Mobile segment. During November and December 2003, the Company acquired the remaining 20% interest

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

in Saraide, Inc. at an aggregate cost of approximately $8.6 million, which includes the cost of a litigation settlement with certain shareholders of Saraide, Inc. The Company recorded goodwill of $1.1 million and the remainder was charged to Other, net on the statement of operations as cost of the settlement. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangibles.

Contactpage.com, Inc.    On October 21, 2003, the Company acquired certain assets of Contactpage.com, Inc. for purchase consideration of $2.6 million in cash. The assets acquired consisted entirely of purchased technology, which was classified as core technology to be used in the Search and Directory segment. The expected life of the acquired core technology is estimated to be three years, after which substantial modifications and enhancements would be required for the technology to remain competitive, and will be amortized as an expense over the same period.

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

The expected life of the core technology was assumed to be five years, after which substantial modifications and enhancements would be required for the technology to remain competitive. The expected life of the customer contracts was assumed to be three and a half years, which is consistent with the expected cash flows from the customer contracts. The Company is amortizing the intangible assets over their respective estimated lives. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangibles (Note 2).

Fiscal Year 2001

GiantBear, Inc:    On December 19, 2001, the Company acquired certain assets of GiantBear, Inc. (GiantBear), a wireless technology and service provider that enables wireless carriers to offer their subscribers

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

access to content, data and mobile ecommerce through wireless devices, delivery channels and applications, for purchase consideration of $6.0 million plus acquisition costs of $21,000. The acquisition was accounted for as a purchase.

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

In the year ended December 31, 2002, the Company determined that the actual and forecasted revenue from the acquired GiantBear customer lists were substantially less than forecasted at the time of acquisition. Many of these contracts were subsequently cancelled by the Company post acquisition. As a result, the Company recorded an impairment charge of $607,000 to writedown the value of the acquired customer list to zero.

Excite.com:    On November 28, 2001, the Company acquired certain assets of Excite.com (Excite). The acquired assets included domain names, trademarks and user traffic associated with the Excite.com Web site. Concurrently, the Company announced an Internet services agreement with the Excite Network (formerly iWon). Total net consideration for the acquired assets was $6.7 million. Under the agreement after the first year certain assets would be transferred to the Excite Network, and these assets were transferred in 2003. After this transfer of assets, the Company still maintains the same search and directory components of the Excite Web site. The Excite Network is responsible for maintaining the look and feel of the Excite Web site. As the Company did not acquire all of the assets of the Excite portal which was a component of the At Home Corporation, and the Company had licensed certain of the acquired assets to the Excite Network, this acquisition was not classified as a purchase of a business. The acquired intangible assets are amortized over two years.

Locus Dialogue, Inc.:    On January 1, 2001, the Company acquired all of the common stock of Locus Dialogue, Inc., (also referred to as InfoSpace Speech Solutions) a developer of speech recognition-enabled applications, for purchase consideration of 511,423 shares, which included 25,318 restricted shares and 117,322 replacement stock options, of the Company’s common stock and acquisition costs of $556,000. The valuation of shares issued of $234.60 per share was based on the seven-day stock price average for the period including November 6, 2000 and the three days before and after that date. The acquisition was accounted for as a purchase.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

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

The Company recorded $3.9 million of unearned compensation in conjunction with the acquisition of Locus Dialogue of which $1.7 million of the unearned compensation relates to the intrinsic value of Locus Dialogue stock options replaced by the Company at the converted share value and share price. $2.2 million relates to the value of 25,318 restricted shares held by four Locus Dialogue employees. The restricted stock vests after the employee completes one year of employment with the Company and is recorded as compensation expense over the vesting period.

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

In 2002, the Company sold certain assets of InfoSpace Speech Solutions for $100,000. The purchase agreement provided an option to acquire the speech application platform. The assets included were employee agreements, application software, the SoftDialogue software suite and the SpeechPortal versions 1.0 to 2.0.2, the facility lease and fixed assets. Under the agreement, the Company will maintain ownership in the speech application platform asset for 24 months and will license this technology to the buyer. All rights, title and interest in the speech application platform will be transferred to the buyer at the end of the 24-month period. The buyer will provide the Company during the 24-month period, all software updates and bug fixes to the speech application platform. As a result of this asset sale, the Company recorded an impairment charge (Note 6) for the un-amortized core technology and internally developed software, acquired in the purchase of Locus Dialogue. In December 2003, the purchaser of certain assets of InfoSpace Speech solutions assets exercised its option to purchase the speech application platform for $200,000; consummation of the transaction is pending.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Note 9:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2008. Rent expense under operating leases totaled approximately $6.3 million, $8.9 million and $9.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	2004	2005	2006	2007	2008	Total
Minimum lease payments required	$7,733	$6,600	$5,436	$5,383	$910	$26,062
Less sublease income	(1,005)	(476)	(482)	(489)	(82)	(2,534)

Net lease payments required	$6,728	$6,124	$4,954	$4,894	$828	$23,528

Litigation

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington (King County). The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company, entities related to several of the individual defendants, and the Company’s auditor; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, that certain defendants were unjustly enriched by engaging in insider trading, and that certain defendants breached their fiduciary duties in connection with the Go2Net Inc., Prio, Inc, and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust as well as monetary damages. The complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (SLC), with the assistance of independent legal counsel, conducted an investigation relating to the complaint allegations, and in March 2002, filed a motion to terminate this derivative action. On May 15, 2003, the court entered an order on the motion to terminate the motion and related motions. In its May 2003 order, the court terminated the breach of fiduciary duty claims regarding the merger with Prio, Inc., terminated the claims against one defendant and his related entities, and stayed the case as to the remaining claims. On June 17, 2003, the SLC filed a motion for discretionary review in the Washington Court of Appeals requesting appellate review of the trial court’s order. On August 29, 2003, the Court of Appeals denied the SLC’s motion for discretionary review.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of Washington (King County) entitled InfoSpace Inc. v. Naveen Jain, et al. The complaint names as defendants Naveen Jain, the Company’s former chief executive officer and chairman; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Company seeks injunctive relief and monetary damages in an amount to be proven at trial. On March 24, 2003, Intelius filed its answer to the Company’s complaint, denying the Company’s claims and asserting various counterclaims against the Company including breach of fiduciary duty, defamation and unfair competition. On May 20, 2003, the Court issued an oral decision denying the Company’s motion for preliminary injunction against Jain, Marcus and Intelius. In November 2003, Intelius voluntarily dismissed its counterclaims. In January 2004, the Court granted summary judgment in favor of Mssrs. Jain and Marcus on the Company’s claim for breach of contract. In response to the Company’s motion, the Court has certified its ruling for an immediate appeal, and the Company plans to appeal that ruling, among others. The Company believes that it has meritorious bases for its appeal, but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington (King County) seeking to rescind its acquisition of FreeYellow that closed in October of 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. In August 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial occurred in August 2002, and the jury returned a verdict in favor of Go2Net on its WSA claim. On January 3, 2003, the judge entered a judgment pursuant to which Mr. Molino owes Go2Net $1.2 million plus interest at 12% per annum from December 31, 2002. Molino is appealing the judgment. The Company has not recorded an asset for any amounts to be received related to this matter based on the uncertainty of the ultimate collectibility of any judgment in Go2Net’s favor.

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

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and its former Chief Executive Officer as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Washington Securities Act in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May of 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, John Richards, a former InfoSpace employee, amended his answer to the complaint to assert a cross claim for indemnification against the Company. In February 2004, Naveen Jain amended his answer to assert a cross claim for indemnification against the Company. The Company believes it has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

On September 26, 2001, a complaint entitled Dreiling v. Kellett, et al. was filed by a shareholder plaintiff in the United States District Court for the Western District of Washington. The complaint sought recovery disgorgement of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain (“the Jains”), former executives of the Company, and certain Jain trusts as defendants. The amended complaint also named the Company as a “nominal defendant.” The complaint does not seek damages or other remedies from the Company. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million. The Court approved that settlement in June 2003 and awarded to plaintiff’s counsel fees equal to 25% of the settlement amount, plus the costs of the action, with the balance of the settlement accruing to the Company. The Company recognized a gain of $4.1 million in second quarter of 2003 for this settlement, of which $1.1 million was received in June 2003 and the balance, including interest, was received in December 2003. The complaint was subsequently recaptioned Dreiling v. Jain, et al., and on May 14, 2003, the Court granted plaintiff’s motion for summary judgment against the Jains, and found that they were liable for violating Section 16(b). On August 22, 2003, the Court entered judgment against the Jains in the amount of approximately $247 million, consisting of damages plus prejudgment interest. The Jains are appealing that judgment, and the outcome of the appeal is inherently uncertain. The Company has not recorded an asset for any amounts to be received related to this matter based on the pending appeal by the Jain defendants.

On August 28, 2003, the Jains filed a complaint entitled Naveen Jain, et al. v. InfoSpace, Inc., et al. in Superior Court in the State of Washington (King County) against the Company and other parties, seeking declaratory relief and damages based on defendants’ alleged actions in connection with the transactions underlying the $247 million judgment entered against the Jains in the Dreiling v. Jain, et al. litigation, described above. The Company removed this action to the United States District Court for the Western District of Washington; on October 23, 2003, the Jains filed a motion to remand this case back to King County Superior Court. In January 2004, the District Court remanded the case back to Superior Court. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

On August 29, 2003, the Jains filed a complaint entitled Naveen Jain, et al. v. Clarendon American Insurance Company, et al. in Superior Court in the State of Washington (King County) against the Company and certain insurance companies providing directors’ and officers’ liability insurance (“D&O Insurance”) to InfoSpace and its current and former directors and officers for the period covered by the Dreiling v. Jain, et al. litigation described above. The Jains allege in their complaint that the D&O Insurance should be available to offset the Jains’ $247 million judgment entered in the Dreiling v. Jain, et al. litigation, described above. The Company removed this action to the United States District Court for the Western District of Washington; on October 9, 2003, the Jains filed a motion to remand the case back to King County Superior Court. In January 2004, the Court remanded the case back to Superior Court. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

The following litigation matters have been settled or are pending settlement subject to final court approval.

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its former chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company’s former chief financial officer as a defendant. In April 2002, the Company filed a motion to dismiss the complaint. An amended complaint was filed in May 2002 adding Merrill Lynch & Co., Inc. and one of its analysts as defendants, in response to which the Company filed a new motion to dismiss in July 2002. The various claims pending against the Merrill Lynch parties have been severed from the case. By order dated February 17, 2004, the Court granted preliminary approval of a settlement of the case pursuant to which the Company’s insurance carriers would pay $34.3 million to the class (with no payments made by InfoSpace or the other defendants), and the case would be dismissed with prejudice. The settlement is conditioned on final court approval after notice to the class and expiration of the time for appeal from any order of the court approving the settlement. There can be no assurance that the final settlement will be obtained.

In December 2001, a complaint entitled The boxLot Company v. InfoSpace, Inc., et. al. was filed in the Superior Court of California for San Diego County. The complaint names as defendants the Company and certain of the Company’s current and former directors, alleges violations of state law in connection with the asset purchase transaction between the Company and The boxLot Company in December of 2000 and seeks monetary damages in the amount of $100 million. Plaintiffs filed an amended complaint on February 15, 2002. Plaintiffs subsequently dropped without prejudice three of the defendants, who are current or former directors of InfoSpace, from the action. This case was settled in October 2003 with proceeds from the insurance carriers (with no payments made by InfoSpace or the other defendants).

On March 3, 2003, a complaint entitled Microcell Capital II Inc., et. al. v. InfoSpace.com, Inc, et. al. was filed in the Delaware Court of Chancery for New Castle County. The complaint names as defendants the Company and certain of the Company’s current and former officers and directors. It asserts various claims for alleged violations of state law in connection with the Company’s purchase of stock of Saraide and alleged events thereafter. The complaint purports to style these claims both as direct claims on behalf of the plaintiffs, and in the alternative as purported derivative claims on behalf of Saraide. The complaint seeks both equitable relief and monetary damages in an unspecified amount. The Company and certain other defendants answered the complaint and filed a third party complaint for contribution or indemnification against certain directors of Saraide. The parties reached a settlement which was approved by the court in November 2003 (Note 8).

On September 29, 2003, Naveen Jain filed a complaint against the Company in the Court of Chancery of Delaware seeking indemnification for his legal fees associated with the Dreiling v. Jain, et al. litigation, described above. The parties reached a settlement in December 2003 whereby the company, subject to certain adjustments and limitations, agreed to pay the legal fees at issue. The costs of Mr. Jain’s legal fees have been reflected in the consolidated statement of operations.

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

Contingencies:

At December 31, 2003 and 2002, the Company held funds in the amount of approximately $4.4 million and $2.4 million, respectively, for and on behalf of merchants utilizing the Company’s eCheck services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are included in

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Cash and cash equivalents and presented as Funds due to merchants on the Company’s consolidated balance sheet. In addition, at December 31, 2003 and 2002 the Company had $600,000 and $1.2 million, respectively, on deposit with financial institutions. The deposits are held to cover losses resulting from the eCheck service and may occur when the amount of transactions returned or charged back exceeds the balance on deposit with the financial institutions. The deposits are to cover any deficit balance created by such losses and, to date, no losses have occurred.

At December 31, 2003, the Company held funds in the amount of $627,000 for and on behalf of merchants processing credit card and Automated Clearing House transactions using the Integrated Payment Solution (IPS) services, in anticipation of funding under contractual terms and in some cases as a risk reserve. These funds are included in Cash and cash equivalents and presented as Funds due to merchants on the Company’s consolidated balance sheet. The Company held $117,000 of funds for merchants using the IPS service at December 31, 2002.

Note 10:    Income Taxes

The provision for income taxes consists of the following components (in thousands):

	2003	2002	2001
Current	$876	$430	$664
Deferred	—	—	—

	$876	$430	$664

The current income tax expense for the year ended December 31, 2003 is comprised of U.S. federal Alternative Minimum Tax and amounts related to the Company’s international operations. The income tax expense for the years ended December 31, 2002 and 2001 was related solely to the Company’s international operations

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	2003	2002	2001
Income tax benefit at federal statutory rate of 35%	$(1,905)	$(120,687)	$(175,495)
Foreign operations	488	—	—
Research and experimental tax credit	(833)	—	—
Nondeductible goodwill	—	77,608	96,896
Acquisition costs	—	—	(1,297)
Nondeductible IRS penalty	1,225	—	—
Nondeductible settlement expense	2,642	—	—
Change in valuation allowance resulting from items other than those attributable to paid-in capital and acquisition adjustments	(689)	43,470	79,898
Other	(52)	39	662

Net tax provision	$876	$430	$664

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The tax effect of temporary differences, net operating loss carryforwards and other tax credit carryforwards that give rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2003	2002
Deferred tax assets:
Current	$2,047	$1,573
Non-current
Net operating loss carryforward	372,277	380,061
Tax credit carryforward	18,244	16,912
Note receivable reserve	4,144	4,267
Unrealized investment losses	3,776	4,008
Depreciation and amortization	42,695	46,045
Investments	19,551	30,560
Capital loss carryforward	25,052	8,302
Other, net	2,428	1,670

Total non-current	488,167	491,825

Total gross deferred tax assets	490,214	493,398

Deferred tax liabilities:
Non-current
Other unrealized income	4,737	6,165
Identifiable intangibles	832	2,184

Total gross deferred liabilities	5,569	8,349

Net deferred tax asset	484,645	485,049

Valuation allowance	(484,645)	(485,049)

Net deferred tax asset balance	$—	$—

At December 31, 2003 and 2002, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 2003 and 2002, was a decrease of $404,000 and an increase of $52.3 million respectively.

At December 31, 2003, the Company’s U.S. federal net operating loss carryforward for income tax purposes was approximately $1.1 billion. If not utilized, the federal net operating loss carryforwards will expire between 2011 and 2022. Changes in ownership, as defined by Section 382 of the Code, may limit the amount of net operating loss carryforwards used in any one year. The Company’s federal research tax credit carryforwards for income tax purposes are approximately $17.7 million. If not utilized, the federal research tax credit carryforwards will expire between 2011 and 2023.

Federal net operating losses of approximately $850 million as of December 31, 2003 are the result of the exercise of certain employee stock options and warrants. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Note 11:    Restructuring Charges

Restructuring charges were approximately $11.7 million, $1.8 million and $17.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the Company implemented reductions in its workforce and, as part of the workforce reductions, consolidated its corporate facilities. The Company also closed an international sales office. The restructuring charges consist of $4.5 million in employee severance and other separation charges, a $4.7 million charge related to its excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, $405,000 of lease termination costs, and a $148,000 charge related to the realized loss on foreign currency fluctuations related to the closure of the international sales office. The estimated future excess facilities cost is based on the present value of future committed lease payments of $7.6 million as of December 31, 2003, reduced by estimated sublease rental income, net of estimated sublease costs. If the Company is unsuccessful in subleasing the facilities, if it takes longer than expected to find a suitable tenant to sublease the facilities, if operating lease rental rates continue to decrease, or if other estimates and assumptions change, the actual loss could vary materially from this estimate.

The Company decided in 2002 to sell certain assets of InfoSpace Speech Solutions. As a result of this asset sale, the Company incurred a loss on the sale of these assets of approximately $991,000. During 2002, the Company made the decision to close its operations in Brazil. The closure of the Brazil operations resulted in a charge of $537,000 relating to the cumulative realized loss on foreign currency fluctuations since inception. This amount was previously classified in accumulated other comprehensive income on the Company’s consolidated balance sheet. As part of the Company’s focus on profitability and streamlining operations, the Company reduced its workforce during the fourth quarter of 2002 and incurred a restructuring charge of $487,000 related to this reduction in workforce. These charges were partially offset by a reduction of $156,000 to the estimated lease expenses related to the Company’s former Seattle and Mountain View facilities.

In 2001, the Company announced and began implementation of its operation restructuring plan to reduce operating costs and streamline its organizational structure and recorded a restructuring charge of $17.4 million. The initiative involved a significant reduction in its workforce and the closure of its Seattle and Mountain View facilities and the downsizing of its Montreal facilities.

The restructuring charges for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

Type of Charge	Restructuring Charge in the year ended December 31, 2003	Restructuring Charge in the year ended December 31, 2002	Restructuring Charge in the year ended December 31, 2001
Severance and related costs	$4,543	$487	$2,503
Estimated future lease losses	4,723	(156)	7,909
Leasehold improvements and other asset disposal costs	1,903	946	6,980
Lease termination penalties	405	—	—
Realized loss on fluctuation of foreign currency	148	537	—

	$11,722	$1,814	$17,392

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

At December 31, 2003, the accrued liability associated with the restructuring related charges was $4.6 million and consisted of the following (in thousands):

	Severance and related costs	Asset disposal costs	Estimated future lease losses	Other	Total
Reserve balance at December 31, 2001	$133	$65	$5,653	$—	$5,851
2002 charges	487	946		537	1,970
Payment or reduction of expense in 2002	(550)	(1,011)	(5,338)	(537)	(7,436)

Reserve balance at December 31, 2002	70	—	315	—	385
2003 charges	4,543	1,903	5,128	148	11,722
Payment or reduction of expense in 2003	(3,957)	(1,903)	(1,525)	(148)	(7,533)

Reserve balance at December 31, 2003	$656	$—	$3,918	$—	$4,574

All reserve amounts are expected to be paid during 2004 and are included in accrued expenses and other current liabilities.

Note 12:    Business Unit Disclosures

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

During the second quarter of 2003, the Company narrowed its focus to three businesses: Search and Directory, Mobile, and Payment Solutions. Products, services or assets outside of these areas, referred to as non-core services, were sold or disposed in 2003. As a result of the reorganization, during the second quarter of 2003, the Company changed the way it presents the financial information of its business units to its chief operating decision maker to better reflect how it measures the operating performance of its business units, which are its new operating segments in accordance with SFAS No. 131. For each segment, the historical financial results from January 1, 2002 to March 31, 2003 are presented in a manner consistent with the Company’s new reportable segments, which required the Company to allocate historical costs by each segment based on the manner in which the Company currently operates. The revised financial information for the new segments was based on management’s estimates and assumptions for comparative purposes, it is not indicative of how the Company managed its business or operated the segments in the past, and is different than the segment results previously presented.

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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net loss for the years ended December 31, 2003 and 2002 are presented below (in thousands). The Company does not account for, and does not report to management, its assets (other than goodwill

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

and other intangible assets for SFAS No. 142 reporting purposes) or capital expenditures by business unit. The Company has not provided information on reportable business units for 2001, as it is impracticable to do so.

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

	Year Ended December 31, 2003	Year Ended December 31, 2002
Search & Directory
Revenue	$93,893	$68,534
Operating expense	45,217	31,875

Segment income	48,676	36,659

Mobile
Revenue	27,929	29,207
Operating expense	21,089	31,426

Segment income (loss)	6,840	(2,219)

Payment Solutions
Revenue	27,825	21,170
Operating expense	20,889	19,404

Segment income	6,936	1,766

Non-core services
Revenue	10,407	17,231
Operating expense	5,630	8,761

Income	4,777	8,470

Total
Total segment revenue	160,054	136,142
Total segment operating expense	92,825	91,466

Total segment income	67,229	44,676

Corporate
Operating expense	34,243	51,047
Depreciation	12,146	19,065
Impairment of goodwill and other intangible assets	6,819	16,875
Amortization of other intangible assets	1,151	76,385
Restructuring charges	11,722	1,814
Other	3,029	4,167
Loss on investments, net	11,997	20,940
Other income, net	(8,435)	(7,416)
Income tax expense	876	430
Cumulative effect of changes in accounting principle	—	206,619

	73,548	389,926

Total Consolidated Net Loss	$(6,319)	$(345,250)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Segment income or income from non-core services excludes depreciation, amortization and allocation of corporate expenses.

Revenue Information

In the years ended December 31, 2003, 2002 and 2001, the Company’s revenues were derived from its products and application services delivered to a broad range of customers that span each of its business units including Search and Directory, Mobile and Payment Solutions. Business unit revenue information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Search and Directory	$93,893	$68,534	$88,850
Mobile	27,929	29,207	31,714
Payment Solutions	27,825	21,170	15,356
Non-core services	10,407	17,231	26,001

Total	$160,054	$136,142	$161,921

Geographic revenue information (in thousands):

	2003	2002	2001
North America	$146,641	$125,767	$145,883
International	13,413	10,375	16,038

Total	$160,054	$136,142	$161,921

Note 13:    Related-Party Transactions

From time to time, the Company has made investments in private and public companies for business and strategic purposes. In the normal course of business, the Company has entered into agreements to provide various promotional services for some of these companies. Revenues earned from companies in which the Company owns stock are considered related party revenue, including independent service agreements entered into with companies that the Company or Go2Net invested in during prior years. The Company has made no new investments in public or private companies for business and strategic purposes since 2001, and has not entered into any significant new agreements with companies in which the Company owns stock since 2001. The Company recorded related party revenues of $191,000, $2.0 million and $31.4 million in the years ended December 31, 2003, 2002 and 2001, respectively, which included warrant revenues of $135,000, $1.7 million and $9.4 million, respectively.

Note 14:    Employee Benefit Plan

The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2003, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. During 2003, the Company contributed $305,000. Prior to 2003, the Company did not match employee contributions to the 401(k) savings plan.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures.    With the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that we judge to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Additional Information Relating to Our Directors and Executive Officers.”

ITEM 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our proxy statement under the heading “Additional Information Relating to Our Directors and Executive Officers—Certain Relationships and Related Transactions.”

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the headings “Fees Paid to Independent Auditors for 2003 and 2002” and “Audit Committee Report.”

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

3.    Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)	Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option Grant Program for nonemployee directors under the Restated 1996 Flexible Stock Incentive Plan

10.3(5)	1998 Employee Stock Purchase Plan

10.4(5)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and Acorn Ventures-IS, LLC

10.6(5)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.7(7)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC

10.9(8)	2001 Nonstatutory Stock Option Plan

10.10(9)	Employment Agreement dated as of December 21, 2002 between InfoSpace, Inc. and James F. Voelker

10.11(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Kathleen Rae

10.12(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.13(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.14(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

Number	Description

10.15(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Prakash Kondepudi

10.16(11)	Employment Agreement dated as of May 19, 2003 between InfoSpace, Inc. and Kendra VanderMeulen

10.17	Employment Agreement dated as of November 19, 2003 between InfoSpace, Inc. and Victor Melfi

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2002.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 30, 2003.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended June 30, 2003.

(b)  Reports on Form 8-K

On October 21, 2003, the Company filed a Form 8-K with respect to its announcement that it was exploring strategic alternatives for its payment solutions business, reported pursuant to Item 5.

On October 23, 2003 the Company filed a Form 8-K with respect to its entry into a definitive agreement to acquire Moviso LLC from Vivendi Universal Net USA for $25 million in cash, reported pursuant to Item 5.

On November 4, 2003 the Company filed a Form 8-K with respect to the announcement of its financial results for the quarter ended September 30, 2003, reported pursuant to Item 12.

(c)  Exhibits

See Item 15 (a) above.

(d)  Financial Statements and Schedules.

See Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/s/ JAMES F. VOELKER
James F. Voelker, Chief Executive Officer and Chairman
Date:	March 9, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Rostov and John M. Hall and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. VOELKER James F. Voelker	Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2004

/s/ DAVID E. ROSTOV David E. Rostov	Chief Financial Officer (Principal Financial Officer)	March 9, 2004

/s/ ALLEN M. HSIEH Allen M. Hsieh	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

/s/ EDMUND O. BELSHEIM JR. Edmund O. Belsheim Jr.	Chief Administrative Officer and Director	March 9, 2004

John E. Cunningham, IV	Director	March 9, 2004

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	March 9, 2004

/s/ RUFUS W. LUMRY, III Rufus W. Lumry, III	Director	March 9, 2004

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	March 9, 2004

/s/ GEORGE M. TRONSRUE III George M. Tronsrue III	Director	March 9, 2004

Vanessa A. Wittman	Director	March 9, 2004

INDEX TO EXHIBITS

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)	Restated 1996 Flexible Stock Incentive Plan and Terms of Stock Option Grant Program for nonemployee directors under the Restated 1996 Flexible Stock Incentive Plan

10.3(5)	1998 Employee Stock Purchase Plan

10.4(5)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and Acorn Ventures-IS, LLC

10.6(5)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein.

10.7(7)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC

10.9(8)	2001 Nonstatutory Stock Option Plan

10.10(9)	Employment Agreement dated as of December 21, 2002 between InfoSpace, Inc. and James F. Voelker

10.11(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Kathleen Rae

10.12(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.13(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.14(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

10.15(10)	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Prakash Kondepudi

10.16(11)	Employment Agreement dated as of May 19, 2003 between InfoSpace, Inc. and Kendra VanderMeulen

10.17	Employment Agreement dated as of November 19, 2003 between InfoSpace, Inc. and Victor Melfi

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2002.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.
(7)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 30, 2003.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended June 30, 2003.