Form 10-Q
period 2004-03-31
INFOSPACE INC
filed 2004-05-03
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2004
Common Stock, Par Value $.0001	31,908,335

INFOSPACE, INC.

FORM 10-Q

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$297,738	$223,858
Short-term investments, available-for-sale	51,100	71,465
Accounts receivable, net of allowance of $727 and $911	37,511	24,585
Notes and other receivables, net of allowance of $11,580 and $11,841	6,778	4,454
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	6,131	3,425
Assets of discontinued operations	—	58,366

Total current assets	412,472	399,367
Long-term investments, available-for-sale	30,882	—
Property and equipment, net	13,245	13,281
Other investments	480	1,396
Goodwill	57,238	57,378
Other intangible assets, net	18,402	20,143
Other long-term assets	754	750

Total assets	$533,473	$492,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,594	4,363
Accrued expenses and other current liabilities	32,024	29,530
Deferred revenue	7,059	3,315
Liabilities of discontinued operations	—	8,501

Total current liabilities	45,677	45,709
Long-term deferred revenue	—	75

Total liabilities	45,677	45,784
Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $.0001—Authorized, 15,000,000 shares; issued and outstanding, 2 shares
Common stock, par value $.0001—Authorized, 900,000,000 shares; issued and outstanding, 31,429,438 and 30,957,371 shares	3	3
Additional paid-in capital	1,712,159	1,707,617
Accumulated deficit	(1,225,611)	(1,262,294)
Accumulated other comprehensive income	1,245	1,205

Total stockholders’ equity	487,796	446,531

Total liabilities and stockholders’ equity	$533,473	$492,315

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues	$48,081	$30,283
Operating expenses:
Content and distribution	16,886	3,539
Systems and network operations	3,218	3,421
Product development	4,438	6,010
Sales and marketing	5,458	4,556
General and administrative	9,494	7,477
Depreciation	1,799	3,295
Amortization of intangible assets	1,741	1,622
Restructuring charges and other, net	1,041	4,123

Total operating expenses	44,075	34,043

Operating income (loss)	4,006	(3,760)

Gain on equity investments	458	413
Other income, net	985	1,170

Income (loss) from continuing operations before income taxes	5,449	(2,177)
Income tax benefit (expense)	(32)	259

Income (loss) from continuing operations	5,417	(1,918)
Discontinued operations:
Income from discontinued operations, net of tax of $20 and $329	2,277	611
Gain on sale of discontinued operations, net of tax of $260	28,989	—

Income from discontinued operations	31,266	611

Net income (loss)	$36,683	$(1,307)

Earnings per share – Basic
Income (loss) from continuing operations	$0.17	$(0.06)
Income from discontinued operations	0.99	0.02

Net income (loss) per share	$1.16	$(0.04)

Weighted average shares outstanding used in computing basic net income (loss) per share	31,568	30,979

Earnings per share - Diluted
Income (loss) from continuing operations	$0.15	$(0.06)
Income from discontinued operations	0.88	0.02

Net income (loss) per share	$1.03	$(0.04)

Weighted average shares outstanding used in computing diluted net income (loss) per share	35,564	30,979

Comprehensive income (loss):
Net income (loss)	$36,683	$(1,307)
Foreign currency translation adjustment	(70)	191
Unrealized gain (loss) on investments	110	(59)

Comprehensive income (loss)	$36,723	$(1,175)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three months ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$36,683	$(1,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(31,266)	(611)
Depreciation and amortization	3,540	4,917
Warrant and stock related revenue	—	(135)
Warrant and stock-based compensation expense	981	10
Bad debt expense (recoveries)	194	(168)
Gain on equity investments	(458)	(413)
Other	(327)	479
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(13,120)	(606)
Notes and other receivables	(1,025)	1,601
Prepaid expenses and other current assets	(2,706)	(3,066)
Other long-term assets	(4)	(55)
Accounts payable	2,231	(248)
Accrued expenses and other current liabilities	2,543	1,707
Deferred revenue	3,669	233
Discontinued operations net assets	—	(1,802)

Net cash provided by operating activities	935	536
Investing activities:
Proceeds from the sale of assets	320	—
Purchases of property and equipment	(1,900)	(71)
Proceeds from the sale of discontinued operations	82,000	—
Proceeds from the sale of equity investments	—	7,768
Short-term investments, net	20,365	16,983
Long-term investments, net	(30,882)	—

Net cash provided by investing activities	69,903	24,680
Financing activities:
Proceeds from exercise of stock options	2,568	90
Proceeds from issuance of stock through employee stock purchase plan	474	474

Net cash provided by financing activities	3,042	564

Net increase in cash and cash equivalents	73,880	25,780
Cash and cash equivalents:
Beginning of period	223,858	120,092

End of period	$297,738	$145,872

Supplemental disclosure of non-cash activities:
Non-cash activities resulting from purchase transactions:
Common stock issued	$—	$1,895
Net assets acquired	—	1,910

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) is a diversified technology and services company. The Company develops and markets innovative technology solutions for a broad range of customers ranging from consumers to wireless operators and content providers.

On March 31, 2004, the Company completed the sale of its Payment Solutions business to Lightbridge, Inc. (“Lightbridge”), for $82 million in cash. The operating results of the Payment Solutions business have been presented as a discontinued operation in the Condensed Consolidated Statements of Operations and on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2004, the Company revised the presentation of its Consolidated Statements of Operations to eliminate the caption Cost of Revenues and separately present Content and Distribution, Systems and Network Operations and Depreciation expense. Content and Distribution expenses were previously included in Cost of Revenues and Sales and Marketing and Systems and Network Operations were previously included in Cost of Revenues. Certain reclassifications have been made to the 2003 accounts to conform to the 2004 presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net loss, total assets, total liabilities or stockholders’ equity.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Results of operations for the three months ended March 31, 2004 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes hereto in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2. Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant.

To estimate compensation expense that would be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended		Three months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	Employee Stock Option Plans		Employee Stock Purchase Plan
Risk-free interest rate	2.99%	2.78%	1.01%	1.66%
Expected dividend yield	0%	0%	0%	0%
Volatility	64%	105%	63%	92%
Expected life	5 years	5 years	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income (loss) for the three months ended March 31, 2004 and 2003 would have been as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2004	March 31, 2003
Net income (loss) as reported	$36,683	$(1,307)
Stock based compensation, as reported	1,575	(28)
Pro forma stock based compensation determined under fair value based method for all awards	(7,085)	(36)

Pro forma net income (loss) under fair value method for all stock based awards	$31,173	$(1,371)

Basic net income (loss) per share, as reported	$1.16	$(0.04)
Basic net income (loss) per share, SFAS No. 123 adjusted	$0.99	$(0.04)
Diluted net income (loss) per share, as reported	$1.03	$(0.04)
Diluted net income (loss) per share, SFAS No. 123 adjusted	$0.87	$(0.04)

3. Acquisitions and Dispositions

On March 31, 2004, the Company consummated the sale of its Payment Solutions business. Income, net of taxes, from the Payment Solutions business was $2.3 million and $611,000 in the three months ended March 31, 2004 and 2003, respectively, which included revenues of $8.4 million and $6.3 million, respectively. Income from Payment Solutions in the three months ended March 31, 2004 and 2003 includes segment income of $2.8 million and $1.3 million, respectively, and depreciation, amortization, allocated corporate expenses and income taxes of $533,000 and $644,000, respectively.

The sale of the Company’s Payment Solutions business resulted in a gain of $29.0 million, comprised of aggregate proceeds from the sale of $82 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), transaction related costs of $3.5 million, which consists of investment bank fees, legal fees and employee related costs, and income taxes of $260,000. In connection with the sale of the Payment Solutions business, the Company has agreed to indemnify the buyer for liability, if any, resulting from the plaintiffs’ claims relating to certain outstanding litigation (Note 7). The Company has determined the fair value of such indemnification to be negligible.

On March 25, 2004 the Company entered into a definitive agreement to acquire Switchboard Incorporated (“Switchboard”), a provider of local online advertising and internet based yellow pages, for $7.75 per share in cash or approximately $160.0 million. At December 31, 2003, Switchboard had approximately $55.8 million in cash and marketable securities and no debt. Consummation of the acquisition is subject to customary closing conditions, including regulatory approval and approval by the stockholders of Switchboard and its majority stockholder, ePresence, Inc. The Company anticipates that the transaction will be competed in the second half of 2004.

4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of outstanding stock options and warrants using the “treasury stock” method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The Company had a net loss for the three months ended March 31, 2003, therefore, all of the stock options and warrants outstanding during the period, which totaled 6,217,011 shares, were excluded from the computation of diluted loss per share, as they were antidilutive.

The “treasury stock” method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the “treasury stock” method, stock options and warrants to purchase 4,086,550 shares of common stock were included in the calculation of diluted net income per share for the three months ended March 31, 2004. Stock options and warrants to purchase 3,375,246 shares of common stock were excluded from the calculation of diluted loss per share for the three months ended March 31, 2004.

5. Marketable Securities and Other Investments

The Company has invested in equity instruments of public and privately held companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of the companies in which it has invested, and therefore accounts for such investments under the cost method. The Company accounts for its equity investments in public companies in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review by the Company’s senior finance personnel. For investments with publicly quoted market prices, the Company compares the market price to the Company’s accounting basis and, if the quoted market price is less than the Company’s accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other-than-temporary, such as the financial condition, results of operations and operating trends for the investee company. The Company also reviews publicly available information regarding the investee companies, including reports from research analysts. The Company also evaluates whether: 1) the Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors as noted above and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

The Company determined that there had been an other-than-temporary impairment of certain of its investments in privately held companies and recorded a loss of $916,000 and $322,000 during the three months ended March 31, 2004 and 2003, respectively, to adjust these investments to their estimated fair values. Additionally, during the three months ended March 31, 2003, the Company sold one of its investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million, and sold investments in publicly held companies and recognized a loss of $1.4 million on proceeds of $1.1 million, for an aggregate net gain of $252,000.

The Company accounts for derivative instruments, including warrants held to purchase shares of other companies, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value and changes in fair values are recognized in earnings. During the three months ended March 31, 2004, a company in which InfoSpace holds warrants to purchase shares of stock, announced that it was being acquired and that any outstanding warrants to purchase shares of the company would also be purchased. The Company recognized a gain of $1.4 million based on the estimated fair value of the warrant at March 31, 2004.

Gain on Equity Investments for the three months ended March 31, 2004 and 2003 consists of the following (in thousands):

	Three months ended March 31,
	2004	2003
Net gain on sales of investments	$—	$252
Other-than-temporary investment impairments	(916)	(322)
Increase in fair value of warrants	1,374	483

Net gain on investments	$458	$413

As of March 31, 2004, the carrying value of the Company’s publicly held and privately held investments was $480,000.

6. Payroll Taxes

As of March 31, 2004, the Company had $13.2 million recorded as a payroll tax receivable. In October 2000, Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer, exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service (“IRS”) $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from a merger involving the Company, the former officer was restricted from transferring or selling the stock until February 2001. Management of the Company believed that the Treasury Regulations provide that the valuation for purposes of determining taxable income is not required until these restrictions have lapsed. The Company, therefore, returned the federal income tax withholding to the former officer and filed an amendment to its payroll tax return to request the tax refund. The Company’s payroll tax returns for the year 2000 are being audited by the IRS. As part of this audit, the IRS has reviewed the refund claim of the $13.2 million in payroll taxes. The Company has received a notice that the IRS is proposing to disallow the claim and the Company anticipates that it will issue its final audit report in the near term. Based on this notice, the Company expects that the IRS audit report will include a formal disallowance of the Company’s refund claim. In the event the audit report is issued disallowing this claim, the Company intends to appeal that determination by the IRS and/or seek recovery from the former officer. The Company believes that it has meritorious arguments to recover this receivable and that recovery of this receivable is probable. However, there can be no assurance regarding the timing, structure or extent of the Company’s recovery of this payroll tax receivable.

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. The Company recorded a charge to other operating expenses of $4.0 million, which includes penalties and estimated interest, during the three months ended March 31, 2003. The IRS settlement has not been paid and is pending the final audit report from the IRS for the year 2000 and final assessment from the IRS, and the liability is included in Accrued expenses and other current liabilities as of March 31, 2004. Pursuant to the settlement agreement, the Company is relieved of any further withholding tax liability with respect to those certain former employees.

7. Contingencies

Litigation

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington (King County). The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company, entities related to several of the individual defendants, and the Company’s auditor; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, that certain defendants were unjustly enriched by engaging in insider trading, and that certain defendants breached their fiduciary duties in connection with the Go2Net Inc., Prio, Inc., and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust as well as monetary damages. The complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (SLC), with the assistance of independent legal counsel, conducted an investigation relating to the complaint allegations, and in March 2002, filed a motion to terminate this derivative action. In May 2003, the court entered an order on the motion to terminate the action and related motions. In its May 2003 order, the court terminated the breach of fiduciary duty claims regarding the merger with Prio, Inc., terminated the claims against one defendant and his related entities, and stayed the case as to the remaining claims. In June 2003, the SLC filed a motion for discretionary review in the Washington Court of Appeals requesting appellate review of the trial court’s order. The Court of Appeals has denied the SLC’s motion for discretionary review.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of Washington (King County) entitled InfoSpace Inc. v. Naveen Jain, et al. The complaint names as defendants Naveen Jain, the Company’s former chief executive officer and chairman; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The Company seeks injunctive relief and monetary damages in an amount to be proven at trial. In March 2003, Intelius filed its answer to the Company’s complaint, denying the Company’s claims and asserting various counterclaims against the Company including breach of fiduciary duty, defamation and unfair competition. In May 2003, the Court issued an oral decision denying the Company’s motion for preliminary injunction against Jain, Marcus and Intelius. In November 2003, Intelius voluntarily dismissed their counterclaims and the Company voluntarily dismissed certain claims against Marcus. In January 2004, the Court granted summary judgment in favor of Jain and Marcus on the Company’s claim for breach of contract. In response to the Company’s motion, the Court indicated it will certify its ruling for appeal, and the Company plans to appeal that ruling, among others. The Company believes that it has meritorious bases for its appeal, but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington (King County) seeking to rescind its acquisition of FreeYellow that closed in October 1999, and in the alternative, seeking damages. Molino denied the allegations, and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. In August 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial occurred in August 2002, and the jury returned a verdict in favor of Go2Net on its WSA claim. In January 2003, the judge entered a judgment pursuant to which Mr. Molino owes Go2Net $1.2 million plus interest at 12% per annum from December 31, 2002. Molino is appealing the judgment and oral argument before the Washington Court of Appeals was held in March 2004. The Court of Appeals decision is pending.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claim to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net; the case is now captioned Patrick O’Keefe II, et al. v. David O’Heaps, et al. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. Pursuant to the Company’s sale of Authorize.Net to Lightbridge, Inc. (“Lightbridge”), the Company has agreed to indemnify Lightbridge for liability, if any, resulting from the plaintiffs’ claims. The Company believes Authorize.Net and Go2Net have meritorious defenses to these claims, but litigation is inherently uncertain and they may not prevail in this matter.

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and its former Chief Executive Officer as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (RICO) and Washington Securities Act and various common law causes of in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May of 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, John Richards (a former Company employee) amended his answer to the complaint to assert a third-party claim for indemnification against the Company. In February 2004, Naveen Jain amended his answer to assert a third-party claim for indemnification against the Company. The Company believes it has meritorious defenses to these claims but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). As in the Enger v. Richards case (above) to which it is related, this action alleges claims under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Washington Securities Act, and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May of 1997. Also alleged are claims associated with civil conspiracy, violations of the Consumer Protection Act and wire fraud. The complaint seeks damages that the plaintiff estimates to be $174.8 million. In April 2004, Naveen Jain filed an answer in which he asserts a third party claim for indemnification against the Company. Defendant John Richards (a former Company employee) has indicated his intent to seek indemnification by the Company. The Company believes it has meritorious defenses to the claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On September 26, 2001, a complaint entitled Dreiling v. Kellett, et al. was filed by a shareholder plaintiff in the United States District Court for the Western District of Washington. The complaint sought disgorgement of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain (“the Jains”), former executives of the Company, and certain Jain trusts as defendants. The complaint does not seek damages or other remedies from the Company. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million. The Court approved that settlement in June 2003 and awarded to plaintiff’s counsel fees equal to 25% of the settlement amount, plus the costs of the action, with the balance of the settlement accruing to the Company. The Company recognized a gain of $4.1 million in the second quarter of 2003 for this settlement which was collected in 2003. The complaint was subsequently recaptioned Dreiling v. Jain, et al., and in May 2003, the Court granted plaintiff’s motion for summary judgment against the Jains, and found that they were liable for violating Section 16(b). In August 2003, the Court entered judgment against the Jains in the amount of approximately $247 million, consisting of damages plus prejudgment interest. The Jains are appealing that judgment, and the outcome of the appeal is inherently uncertain.

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

On August 29, 2003, the Jains filed a complaint entitled Naveen Jain, et al. v. Clarendon American Insurance Company, et al. in Superior Court in the State of Washington (King County) against the Company and certain insurance companies providing directors’ and officers’ liability insurance (“D&O Insurance”) to InfoSpace and its current and former directors and officers for the period covered by the Dreiling v. Jain, et al. litigation described above. The Jains allege in their complaint that the D&O Insurance should be available to offset the Jains’ $247 million judgment entered in Dreiling v. Jain. In January 2004, the Court remanded the case back to Superior Court. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its former chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court appointed lead plaintiffs and counsel, and a consolidated complaint was filed on January 22, 2002, which among other things, added the Company’s former chief financial officer as a defendant. In April 2002, the Company filed a motion to dismiss the complaint. An amended complaint was filed in May 2002 adding Merrill Lynch & Co., Inc. and one of its analysts as defendants, in response to which the Company filed a new motion to dismiss in July 2002. The various claims pending against the Merrill Lynch parties have been severed from the case. By order dated February 17, 2004, the Court granted preliminary approval of a settlement of the case pursuant to which the Company’s insurance carriers would pay $34.3 million to the class (with no payments made by InfoSpace or the other defendants), and the case would be dismissed with prejudice. The settlement is conditioned on final court approval after notice to the class and expiration of the time for appeal from any order of the court approving the settlement. The hearing on final approval of the settlement is scheduled for early May 2004. There can be no assurance that the final settlement will be obtained.

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

Other Contingencies:

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of its property leases. As of March 31, 2004, the total amount of collateral pledged under these agreements was approximately $4.6 million.

8. Restructuring Charges and Other, net

The Company recorded a separation charge of $1.2 million in March 2004 due to separation of a former executive officer. The Company also adjusted its restructuring reserves and recorded gains as a result of terminating certain contracts or products, resulting in a reversal of previously recorded expense and gains aggregating $185,000, in the three months ended March 31, 2004.

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The Company recorded a charge of $4.0 million, which includes penalties and estimated interest, in the three months ended March 31, 2003. Additionally, the Company discontinued its in-country operations in Australia and recorded a restructuring charge of $167,000 in the three months ended March 31, 2003 primarily relating to the realized loss on foreign currency fluctuations due to the closure of the Australia operations. This amount was previously classified in accumulated other comprehensive income on the Company’s unaudited Condensed Consolidated Balance Sheet.

As of March 31, 2004, the accrued liability associated with restructuring related charges was $3.6 million, which is included in Accrued expenses and other current liabilities, and restructuring charges and payments in the three months ended March 31, 2004 consisted of the following (in thousands):

	Employee Separation	Excess Facilities	Lease Termination	Total
Balance at December 31, 2003	$656	$3,918	$—	$4,574
Costs charged to expense	—	116	65	181
Payment or reduction of balance	(490)	(709)	—	(1,199)

Balance at March 31, 2004	$166	$3,325	$65	$3,556

9. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company measures the results of its reportable segments based on operating income or loss before depreciation, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle. This measure is referred to as segment income. Certain indirect expenses are allocated to the reportable business units based on internal usage measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units.

On March 31, 2004, the Company consummated the sale of its Payment Solutions business. The operating results of Payment Solutions have been presented as a discontinued operation for all periods presented. Income, net of taxes, from the operating results of Payment Solutions were $2.3 million and $611,000 in the three months ended March 31, 2004 and 2003, respectively, which included revenues of $8.4 million and $6.3 million, respectively. Income from discontinued operations includes previously unallocated depreciation, amortization corporate expenses, and income taxes that were attributed to Payment Solutions (Note 3).

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income or loss for the three months ended March 31, 2004 and 2003, are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Search & Directory
Revenue	$33,259	$20,354
Operating expense	19,462	8,181

Segment income	13,797	12,173
Segment margin	41.5%	59.8%

Mobile
Revenue	14,822	6,116
Operating expense	11,044	5,482

Segment income	3,778	634
Segment margin	25.5%	10.4%

Non-Core Services
Revenue	—	3,813
Operating expense	—	2,293

Income	—	1,520

Total
Total segment revenue	48,081	30,283
Total segment operating expense	30,506	15,956

Total segment income	17,575	14,327
Total segment margin	36.6%	47.3%

Corporate
Operating expense	8,988	9,047
Depreciation	1,799	3,295
Amortization of other intangible assets	1,741	1,622
Restructuring charges and other, net	1,041	4,123
Gain on equity investments	(458)	(413)
Other income, net	(985)	(1,170)
Income tax expense (benefit)	32	(259)
Income from discontinued operations, net of tax	(2,277)	(611)
Gain on sale of discontinued operations, net of tax	(28,989)	—

	(19,108)	15,634

Total Net Income (Loss)	$36,683	$(1,307)

10. Reclassifications to Condensed Consolidated Statements of Operations

In 2004, the Company revised the presentation of its Consolidated Statements of Operations to eliminate the caption Cost of Revenues, and separately present Content and Distribution, Systems and Network Operations and Depreciation expense. Content and Distribution expenses were previously included in Cost of Revenues and Sales and Marketing expense. Certain reclassifications have been made to the previously reported accounts to conform to the current presentation. The reclassifications did not impact previously reported revenues, total operating expenses, operating income or net income or loss. Additionally, the Company consummated the sale of its Payment Solutions business to Lightbridge on March 31, 2004 and the operating results of Payment Solutions have been presented as a discontinued operation for all periods presented. The amounts in the Consolidated Statements of Operations for the three months ended March 31, June 30, September 30 and December 31 2003, respectively, and the year ended December 31, 2003 (in thousands) have been reclassified to reflect the above as follows:

	Three Months Ended				Year Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	December 31, 2003
Revenues	$30,283	$31,685	$31,232	$39,029	$132,229

Operating expenses:
Content and distribution	3,539	5,343	7,389	11,312	27,583
Systems and network operations	3,421	2,743	2,240	2,585	10,989
Product development	6,010	3,853	3,747	4,171	17,781
Sales and marketing	4,556	4,100	3,999	4,832	17,487
General and administrative	7,477	9,527	7,372	7,849	32,225
Depreciation	3,295	3,215	2,342	1,968	10,820
Amortization of intangible assets	1,622	1,622	1,622	1,952	6,818
Impairment of other intangible assets			1,151		1,151
Restructuring charges and other, net	4,123	10,303	1,405	(2,580)	13,251

Total operating expenses	34,043	40,706	31,267	32,089	138,105

Operating income (loss)	(3,760)	(9,021)	(35)	6,940	(5,876)

Gain (loss) on investments	413	(12,426)	74	(58)	(11,997)
Other income, net	1,170	5,618	681	723	8,192

Income (loss) from continuing operations before income taxes	(2,177)	(15,829)	720	7,605	(9,681)
Income tax benefit (expense)	259	(192)	85	455	607

Income (loss) from continuing operations	(1,918)	(16,021)	805	8,060	(9,074)

Income (loss) from discontinued operations, net of tax	611	(471)	787	1,828	2,755

Net income (loss)	$(1,307)	$(16,492)	$1,592	$9,888	$(6,319)

11. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued FIN 46 (Revised), which deferred the effective date. As revised, the Company was required to apply the provisions of FIN 46 in the three months ended March 31, 2004 since it had no interests in special purpose entities, for which application would have been required as of December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace is a diversified technology and services company comprised of the Search & Directory and Mobile businesses. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We completed our initial public offering on December 15, 1998 and our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

Our Search & Directory properties enable Internet users to locate information, merchants, individuals and products on-line. We offer search and directory services through our branded Web sites, InfoSpace.com, Dogpile.com, Webcrawler.com and MetaCrawler.com, as well as through the Web sites of distribution partners. Partner versions of our Search & Directory services are generally private-labeled and delivered with each customer’s unique requirements. Revenue growth in Search & Directory is primarily determined by two key drivers: the number of paid searches and the price per paid search. Generally, each time a user “clicks” on a commercial search result or views a directory listing, the search engine or listing provider pays a fee. Our search and directory services collectively generated approximately 173 million paid searches during the quarter ended March 31, 2004, compared to approximately 155 million paid searches during the quarter ended December 31, 2003. Average revenue per paid search for the quarter ended March 31, 2004 was approximately $0.16, compared to approximately $0.15 per paid search for the quarter ended December 31, 2003.

Our Mobile division develops applications, tools and infrastructure that enable wireless carriers and information, entertainment and media companies to efficiently develop and deliver mobile data services across multiple devices. We provide mobile data solutions for wireless operators and branded content providers in North America and Europe. Our service offering allows our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to various mobile devices. Today, we generate revenue primarily through subscriber transactions, per subscriber fees, per message fees, professional service fees, set-up fees or through a percentage share of the subscriber revenues. As of March 31, 2004, we had relationships with over 30 mobile customers, including leading carriers such as Verizon, Cingular Wireless, T-Mobile, and Virgin Mobile UK.

On March 31, 2004, we consummated the sale of our Payment Solutions business to Lightbridge, Inc., for $82 million in cash. The operating results of Payment Solutions have been presented as a discontinued operation in our condensed consolidated financial statements. In addition, as part of an internal review of our operations, products or services falling outside of Search & Directory, Mobile and Payment Solutions (referred to as non-core services) were sold or otherwise disposed of in 2003.

On March 25, 2004, we entered into a definitive agreement to acquire Switchboard Incorporated (“Switchboard”), a leading provider of local online advertising solutions and internet-based yellow pages, for $7.75 per share or approximately $160 million in cash. As of December 31, 2003, Switchboard had approximately $55.8 million in cash and marketable securities and no debt. Subject to customary closing conditions, including regulatory approval and approval by the stockholders of Switchboard and its majority stockholder, ePresence, Inc., we expect to complete the transaction in the second half of 2004.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the SEC. The filings can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Form 10-Q. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Overview of First Quarter 2004 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2004. A more detailed discussion of our operating results, comparing our operating results for the three months ended March 31, 2004 and 2003 is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the first quarter of 2004, we revised the presentation of our Consolidated Statements of Operations to eliminate the caption Cost of Revenues and separately present Content and Distribution, Systems and Network Operations and Depreciation expense. Content and Distribution expenses were previously included in Cost of Revenues and Sales and Marketing and Systems, and Network Operations expenses were previously included in Cost of Revenues. We have made reclassifications to the 2003 accounts in the Consolidated Statement of Operations to conform to the 2004 presentation. The reclassifications did not change previously reported revenues, total operating expenses, operating income or net income (loss) in 2003. Additionally, as previously discussed, the sale of our Payment Solutions business was consummated on March 31, 2004 and we have presented the operating results of Payment Solutions as a discontinued operation.

Revenues for the three months ended March 31, 2004 were $48.1 million, an increase of $17.8 million from the three months ended March 31, 2003. The increase was primarily attributable to the growth in our search revenues from our search distribution business, in which we private label our search products for others to offer on their own Web sites, and growth in our Mobile revenues as a result of increased sales of our media download products as a result of our acquisition of Moviso on November 26, 2003. These increases were partially offset by the loss of revenues related to our non-core services that were sold or disposed of during 2003.

Total operating expenses for the three months ended March 31, 2004 were $44.1 million, an increase of $10.1 million from the three months ended March 31, 2003. The increase was primarily attributable to operating expenses, primarily salaries and benefits, related to our acquisition of Moviso and increases in content and distribution costs. Content expenses for royalty fees increased in connection with the increase in sales of our media download products and distribution costs increased as a result of increases in our search revenues coming from distribution arrangements. Partially offsetting the increase were decreases in depreciation, salaries and benefits related to our reductions in workforce during 2003, and restructuring and other charges.

Income from discontinued operations was approximately $31.3 million as a result of the gain on the sale of Payment Solutions of $29.0 million and income from the Payment Solutions business during the quarter.

Net income for the three months ended March 31, 2004 was $36.7 million compared to a loss of $1.3 million in the three months ended March 31, 2003 primarily attributable to the items noted above.

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

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two business units, Search & Directory and Mobile. Beginning July 1, 2003, multi-element revenue agreements are recognized in accordance Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, based on the evidence of fair value of individual components or as one element if no such evidence exists. In general, we recognize revenues in the period in which the services are performed, products are delivered or the transaction occurs. In certain customer arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement. See Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for a description of products and services and the related revenue recognition policy for each of our business units.

Business combinations

Business combinations accounted for under the purchase method of accounting require management to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price based on the estimated fair value of assets and liabilities acquired may be subject to adjustments during the year following the date of acquisition.

Allowances for Doubtful Accounts

Our management must make estimates of potential future uncollectible accounts receivable amounts due from our customers. The allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement, timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of March 31, 2004 we have approximately $57.2 million of goodwill on our balance sheet relating to our Search & Directory and Mobile reporting units.

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

Historical Results of Operations

For the three months ended March 31, 2004, our net income was $36.7 million, including income from continuing operations of $5.4 million, the gain from the sale of Payment Solutions of $29.0 million, and operating income from Payment Solutions of $2.3 million. As of March 31, 2004, we had an accumulated deficit of approximately $1.2 billion, which includes impairment and amortization of intangible assets of approximately $878 million.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not necessarily rely upon them as indications of our future performance.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenues. Revenues are derived from deploying our Internet software and services to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a broad range of customers. In 2003, we sold or otherwise divested all of our non-core services and, as a result, we will not have revenues from non-core services in 2004. Revenues for the three months ended March 31, 2004 and 2003 are presented below:

	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenue	Change from 2003 (in thousands)	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenue
Search & Directory	$33,259	69.2%	$12,905	$20,354	67.2%
Mobile	14,822	30.8%	8,706	6,116	20.2%
Non-Core Services	—	—	(3,813)	3,813	12.6%

Total	$48,081	100.0%	$17,798	$30,283	100.0%

The increase in total revenue for Search & Directory for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, is primarily due to the growth in our paid search services, and in particular, paid searches from our distribution partners’ Web sites and greater revenue per paid search. In the first quarter of 2004, we generated an aggregate of approximately 173 million paid searches (including both search and directory) in North America at an average revenue per paid search of $0.16, an increase from an aggregate of approximately 155 million paid searches in North America at an average revenue per paid search of $0.15 in the fourth quarter of 2003. Search distribution, in which we private label our search products for others to offer on their own Web sites, was the primary area of growth for the first quarter of 2004 compared to the first quarter of 2003. For the three months ended March 31, 2004, search revenues from distribution increased to over 55% of our search revenues compared to approximately 10% of our search revenues in the three months ended March 31, 2003. We expect that search distribution revenue will continue to increase as a percentage of our search revenues.

The increase in revenue for Mobile for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, is primarily due to revenues from our media download products. We expect revenues to continue to increase as a result of growth in mobile media downloads, but we also expect that our revenues may continue to be negatively impacted from pricing pressure in the wireless industry.

Seasonality

Our Search & Directory services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution. Content and distribution expenses consist principally of cost related to revenue sharing arrangements with our distribution partners in connection with our Search & Directory business, royalty fees related to our media download products for items such as ringtones, graphics and games, and other content or data licenses.

	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues	Change from 2003 (in thousands)	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenues
Content and Distribution	$16,886	35.1%	$13,347	$3,539	11.7%

The absolute dollar increase in content and distribution for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily attributable to the cost of revenue sharing arrangements with our distribution partners in which we private label our search and directory products for others to offer on their own Web sites, and increase sales of our media download products. We anticipate that the cost of our revenue sharing arrangements will increase as revenues grow and that our content license and royalty fees will increase to the extent that our revenues related to such products and services increase.

Systems and Network Operations. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, communication costs and equipment repair and maintenance.

	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues	Change from 2003 (in thousands)	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenues
Systems and network operations	$3,218	6.7%	$(203)	$3,421	11.3%

The absolute dollar decrease in network operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily attributable to decreased salaries and benefits resulting from our reduction of workforce in 2003 and a decrease in communications costs related to the renegotiation of contracts, partially offset by an increase in salaries and benefits as a result of our acquisition of Moviso in November 2003.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the products and services we deliver to our customers.

	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues	Change from 2003 (in thousands)	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenues
Product Development	$4,438	9.2%	$(1,572)	$6,010	19.8%

The absolute dollar decrease for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily attributable to a decrease in salaries and benefits resulting from our workforce reduction in 2003, partially offset by an increase in salaries and benefits and professional service fees as a result of our acquisition of Moviso in November 2003. Generally, product development costs are not as directly related with changes in revenue as they represent the costs to develop and enhance service offerings. As we continue to invest in our products, product development expenses may increase.

Sales and Marketing Expenses Sales and marketing expenses consist principally of personnel costs, advertising, market research, and promotion expenses.

	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues	Change from 2003 (in thousands)	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenues
Sales and Marketing	$5,458	11.4%	$902	$4,556	15.0%

The absolute dollar increase in sales and marketing expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, is primarily attributable to increased advertising, market research and promotion expenses and an increase in salaries and benefits as a result of our acquisition of Moviso in November 2003. Partially offsetting the increase was a decrease in salaries and benefits expense due to reductions in our workforce in 2003. We anticipate sales and marketing expenses to increase in the future as we continue to invest in marketing campaigns and promotions for our search and directory sites, expand our products and conduct marketing campaigns and promotions for our mobile business.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits, professional service fees, which includes legal fees, audit fees, SEC compliance costs, costs related to Sarbanes-Oxley Act of 2002 compliance, occupancy and general office expenses, and general business development and management expenses.

	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues	Change from 2003 (in thousands)	Three months ended March 31, 2003 (in thousands)	Percentage of Total Revenues
General and Administrative	$9,494	19.7%	$2,017	$7,477	24.7%

The absolute dollar increase for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily attributable to an increase in outside professional service costs, primarily legal fees, and increased salaries, benefits and other employee related costs as we completed the hiring of our senior management team and acquired Moviso in November 2003. Partially offsetting the increase was a decrease in our occupancy costs, which includes facility charges, communications cost and general office expense, as a result of our restructurings and the renegotiation or expiration of certain contracts and a reduction in our business insurance costs. We expect that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters and we expect increases in professional fees associated with compliance with the Sarbanes-Oxley Act.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $1.8 million during the three months ended March 31, 2004, compared to $3.3 million in the three months ended March 31, 2003. The absolute dollar decrease during the three months ended March 31, 2004 is attributable to certain of our property and equipment reaching the end of its depreciable life.

Amortization of intangible assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer lists and other intangibles. Amortization of intangible assets totaled $1.7 million during the three months ended March 31, 2004, compared to $1.6 million in the three months ended March 31, 2003. The absolute dollar increase during the three months ended March 31, 2004 is attributable to our acquisition of Moviso in November 2003, partially offset by reduced amortization expense associated with intangible assets that were either written off as a result of an impairment or became fully amortized during 2003.

Restructuring charges and other, net. Restructuring charges and other, net totaled $1.0 million during the three months ended March 31, 2004 compared to $4.1 million in the three months ended March 31, 2003. The net charge during the three months ended March 31, 2004 is primarily attributable to the separation of a former executive officer resulting in a charge, comprised of severance and non-cash stock compensation, partially offset by a reversal of previously recorded expenses related to our restructuring reserves and gains recorded as a result of terminating certain contracts or products, which aggregated $185,000. Restructuring charges and other, net during the three months ended March 31, 2003 primarily consist of a $4.0 million charge related to the settlement agreement with the Internal Revenue Service regarding the audit of our payroll tax returns for the year 2000. The Internal Revenue Service audit included a review of the tax withholding on stock options exercised by certain former employees. The $4.0 million includes penalties and our estimate of interest. Pursuant to the settlement agreement, we are relieved of any further withholding tax liability with respect to those certain former employees. Additionally, during the three months ended March 31, 2003, we discontinued our in-country operations in Australia and recorded a charge of $167,000 primarily relating to the realized loss on foreign currency fluctuations due to the closure of those operations. This amount was previously classified in accumulated other comprehensive income on our condensed consolidated balance sheet.

Gain on Equity Investments. Gain on equity investments consists of gains and losses from changes in the fair value of derivative instruments held by us, realized gains and losses on equity investments and impairment of equity investments. During 2003 we sold all of our investments in publicly traded companies.

The gain on equity investments for the three months ended March 31, 2004 and 2003 consists of the following (in thousands):

	Three months ended March 31,
	2004	2003
Net gain on sales of investments	$—	$252
Other-than-temporary investment impairments	(916)	(322)
Increase in fair value of warrants	1,374	483

Net gain on investments	$458	$413

Gains and losses on the sale of equity investments: During the three months ended March 31, 2003, we recognized a net gain of $252,000 on the sale of certain equity investments. We sold one of our investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million and sold certain investments in publicly held companies and recognized a loss of $1.4 million on proceeds of $1.1 million. No equity investments were sold during the three months ended March 31, 2004.

Other-than-temporary equity investment impairment: For certain investments in privately held companies, we determined that there was an other-than-temporary decline in value in the three months ended March 31, 2004 and 2003, and therefore recorded an impairment charge, of $916,000 and $322,000, respectively.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. For the three months ended March 31, 2004, we recognized a $1.4 million gain from the net increase in fair value of these warrants compared to a $483,000 gain for the three months ended March 31, 2003.

Other Income, Net. Other income, net for the three months ended March 31, 2004 was $985,000, compared to $1.2 million in the three months ended March 31, 2003; in each case the amounts were primarily comprised of interest income. The decrease in interest income for the three months ended March 31, 2004 was due mainly to lower interest rates received on our investments. We expect the prevailing lower short-term rates to continue and we do not expect higher yields on our marketable investments until such rates increase.

Income Tax Benefit (Expense). We recorded an income tax expense of $32,000 for the three months ended March 31, 2004 and a benefit of $259,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, income tax expense is primarily attributable to our international operations and Federal alternative minimum tax. For the three months ended March 31, 2003, the income tax benefit was primarily attributable to the income tax expense allocated to our Discontinued Operation, partially offset by income taxes attributable to our international operations. We expect to continue to record a tax provision for alternative minimum tax and for income tax relating to our international operations.

At December 31, 2003, we had a net deferred tax asset of approximately $484.6 million, primarily comprised of our accumulated net operating loss carryforwards. We have provided a full valuation allowance for our net deferred tax assets as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Once we have reached profitability for an extended period and believe that realization is reasonably assured, we will reduce a portion or all of the valuation allowance in the period that such a determination is made and record a significant tax benefit. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards.

Income from Discontinued Operations and Gain on Sale of Discontinued Operation. On March 31, 2004, we consummated the sale of our Payment Solutions business and have reflected income from Payment Solutions as a discontinued operation. Income from discontinued operations for the three months ended March 31, 2004 was $2.3 million, an increase from $611,000 in the three months ended March 31, 2003. The increase is primarily attributable to an increased number of merchants and transactions processed, partially offset by operating and income tax expense. For the three months ended March 31, 2004 and 2003, income from discontinued operations included revenues of $8.4 million and $6.3 million, respectively, segment income of $2.8 million and $1.3 million, respectively, and allocated corporate expenses, and depreciation, amortization and income taxes, of $533,000 and $644,000, respectively.

The sale of Payment Solutions resulted in a net gain of $29.0 million, the result of proceeds from the sale of $82 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), transaction related costs of $3.5 million, which consists of investment bank fees, legal fees and employee related costs, and income taxes of $260,000.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and marketable investments of $379.7 million, consisting of cash and cash equivalents of $297.7 million, short-term investments available-for-sale of $51.1 million and long-term investments available for sale of $30.9 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and pledged funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2004	2005	2006	2007	2008
Operating lease commitments, net of sublease income	$4,183	$5,545	$4,717	$4,835	$823

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At March 31, 2004, the total amount of collateral pledged under these agreements was approximately $4.6 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2003	$4,133	$943	$5,076
Net change in collateral pledged	—	(472)	(472)

Balance at March 31, 2004	$4,133	$471	$4,604

Cash Flows

Net cash provided by operating activities consists of net income (loss) offset by certain adjustments not affecting current period cash flows, and the effect of changes in working capital. Adjustments to net income (loss) to determine cash flows from operations include income and the related gain from the sale of our discontinued operation, depreciation and amortization, gains on equity investments, credits related to the disposition or discontinuance of products and services, and bad debt expenses or recoveries. Net cash provided by operating activities totaled $935,000 for the three months ended March 31, 2004, consisting of our net income of $36.7 million offset by changes in operating assets and liabilities of $8.4 million, primarily related to an increase in our accounts receivable balance, and adjustments not affecting cash flows of $27.3 million. Adjustments not affecting cash flows primarily consist of income and gain on sale of our discontinued operation of $31.3 million and our gain on equity investments of $458,000, partially offset by depreciation and amortization of $3.5 million, and a non-cash compensation charge of $981,000.

Net cash provided by operating activities totaled $536,000 for the three months ended March 31, 2003. Net cash provided by operating activities in the three months ended March 31, 2003, consisted of our net loss of $1.3 million offset by changes in our operating assets and liabilities of $2.2 million and adjustments not affecting cash flows of $4.1 million, primarily consisting of depreciation and amortization of $4.9 million, partially offset by gains on equity investments of $413,000 and bad debt recoveries of $168,000.

Net cash provided by investing activities totaled $69.9 million and $24.7 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, we received proceeds of $82 million on the sale of Payment Solutions, partially offset by the net purchase of short term and long term marketable investments of $10.5 million and used $1.9 million to purchase fixed assets. During the three months ended March 31, 2003, we sold $17.0 million of short-term marketable investments, sold equity investments resulting in proceeds of approximately $7.8 million and used $71,000 to purchase fixed assets.

Net cash provided by financing activities totaled $3.0 million and $564,000 in the three months ended March 31, 2004 and 2003, respectively. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through our employee stock purchase plan

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions, including the Switchboard acquisition, if consummated, may use a portion of our cash and marketable investments. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Balance Sheet Commentary

As of March 31, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and we believed that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. The IRS is auditing our payroll tax returns for the year 2000. As part of this audit, the IRS has reviewed our refund claim of the $13.2 million in payroll taxes. We have received a notice that the IRS is proposing to disallow our claim and we anticipate that the IRS will issue their audit report soon. Based on this notice, we expect that the IRS audit report will include a formal disallowance of our refund claim. In the event the audit report is issued disallowing our claim, we intend to appeal that determination by the IRS and/or seek recovery from the former officer. We believe that we have meritorious arguments to recover this refund and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued FIN 46 (Revised), which deferred the effective date. As revised, we were required to apply the provisions of FIN 46 in the first quarter of 2004 since we had no interests in special purpose entities, for which application would be required as of December 31, 2003. Our adoption of FIN 46 did not have a material impact on our financial position or results of operations.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR BUSINESS

We have a history of incurring net losses, we may continue to incur net losses, and we may not achieve profitability on an annual basis or sustain profitability.

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of March 31, 2004, we had an accumulated deficit of approximately $1.2 billion. We may continue to incur net losses in the future. Some of our operating expenses are fixed. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions, losses from investments, or restructuring charges. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in our last three fiscal quarters, we have yet to achieve profitability on an annual basis. Further, we may not be able to sustain profitability on a quarterly or annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals and wireless carriers, for distribution or usage of our products and application services. We generated approximately 49% and 43% of our total revenues through our relationships with our top ten distribution partners for the first quarter of 2004 and fourth quarter of 2003, respectively. These percentages exclude revenues from our Payment Solutions business, which is presented as a discontinued operation in our Consolidated Statements of Operations. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search and directory products, and most of these partners are development-stage companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships.

Certain of our agreements with our significant distribution partners will come up for renewal or expire during 2004, and our wireless carrier contracts generally come up for renewal on an annual basis. We cannot assure you that such agreements will not be terminated, that such agreements will be renewed upon expiration of their terms. New or renewed agreements, if any, may not be on terms as favorable to us as the prior agreements. In particular, competition is increasing in the search, directory and wireless markets and we are currently experiencing industry pricing pressure in our wireless business. Also, certain of our distribution partners may not comply with their agreement with us, which may cause us to terminate the agreement. Additionally, certain terms of our agreements with our third party content providers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require the rights we grant to our distribution partners to be modified to comply with such amendments or interpretations. Our agreements with our distribution partners in our search and directory business generally provide that we may modify the rights we grant to our distribution partners to avoid being in conflict with the agreements with our content providers. Failure of a distribution partner to comply with any such modification may require us either to not provide content from the applicable content provider to such distribution partner or to terminate the distribution agreement.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented approximately 91% and 87% of our revenues for the first quarter of 2004 and fourth quarter of 2003, respectively. These percentages exclude revenues from our Payment Solutions business, which is presented as a discontinued operation in our Consolidated Statements of Operations. Overture, Google, Verizon and Cingular each accounted for more than 10% of our revenues in the three-month period ended March 31, 2004. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results would materially suffer.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	the effects of acquisitions by us, our customers or our distribution partners, including our pending acquisition of Switchboard Incorporated;

•	the loss, termination or reduction in scope of key customer, distribution and content relationships;

•	increases in the costs or availability of content for or distribution of our products;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	litigation expense; and

•	the adoption of new regulations or accounting standards which would require us to expense our employee stock options.

For these reasons, among others, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which could cause the trading price of our stock to decline.

Our strategic direction is evolving, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, in 2003 we completed an in-depth analysis of our business, and have since narrowed our strategic focus to our Search & Directory and Mobile businesses. Services falling outside of these areas were sold or otherwise divested. On March 31, 2004, we completed the sale of our Payment Solutions business for $82 million in cash. There can be no assurance that our increased focus on our core businesses will produce better financial results than we would have achieved with our prior businesses or that we will be successful in effectively utilizing the proceeds of the sale. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, reductions in discretionary spending, reductions in capital expenditures as well as other steps to reduce expenses. Effecting any such restructuring would likely place significant strains on management and our operational, financial, employee and other resources. In addition, any such restructuring could impair our development, marketing, sales and customer support efforts or alter our product development plans.

Our financial and operating results will suffer if we are unsuccessful at integrating acquired businesses.

We have acquired a number of technologies and businesses in the past, and may engage in further acquisitions in the future. For example, in November 2003 we acquired Moviso LLC, a provider of mobile media content, entertainment and personalization services, for $25.0 million. On March 25, 2004, we entered into a definitive agreement to acquire Switchboard Incorporated, a provider of local online advertising solutions and Internet-based yellow pages, for approximately $160.0 million.

Acquisitions may involve potentially dilutive issuances of stock, use of cash, the potential incurrence of debt and contingent liabilities or amortization expenses related to certain intangible assets. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions also involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	the dilutive effect on earnings per share as a result of incurring operating losses for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our customers or those of the acquired companies, or breaching of a material contract due to the consummation of the acquisition;

•	impairing relationships with our employees or those of the acquired companies;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner;

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions; and

•	failure to consummate a previously announced acquisition.

The success of the operations of companies and technologies that we have acquired will often depend on the continued efforts of the management and key employees of those acquired companies. Accordingly, we have typically attempted to retain key employees and members of existing management of acquired companies under the overall supervision of our senior management. We have, however, not always been successful in these attempts at retention. Failure to retain key employees of an acquired company may make it more difficult to integrate or manage the business of the acquired company, and may reduce the anticipated benefits of the acquisition by increasing costs, causing delays, or otherwise.

We operate in new and rapidly evolving markets, and our business model continues to evolve, which makes it difficult to evaluate our future prospects.

Our potential for future profitability must be considered in light of the risks, uncertainties, and difficulties encountered by companies that are in new or rapidly evolving markets and continuing to innovate with new and unproven technologies, as well as undergoing significant change. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	attract and retain distribution partners, particularly for our search and directory products;

•	retain and expand our existing wireless carrier arrangements;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change,

•	changes in customer requirements,

•	new products introduced into our markets by our competitors, and

•	regulatory changes affecting the industries we operate in or the markets we serve; and

•	manage our growth, control expenditures and align costs with revenues.

If we do not effectively address the risks we face, we may not sustain profitability.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On April 23, 2004, the closing price of our common stock was $40.32. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the search, directory or mobile data services markets; and

•	announcements relating to litigation and similar matters; and

•	the adoption of new regulations or accounting standards which would require us to expense our employee stock options.

In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology company securities in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

We depend on third parties for content, and the loss of access to or increased cost of this content could cause us to reduce our product offerings to customers.

We typically do not create our own content. Rather, we acquire rights to information from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers.

We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. Further, our musical composition licenses for the creation of mobile content consisting of ringtones generally require royalty payments on a “most favored nation” basis, which requires us to pay the highest royalty paid to any licensor to all such licensors. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a negative impact on our net earnings. If we fail to enter into or maintain satisfactory arrangements with content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our operating results.

We are subject to legal proceedings that could result in liability and damage our business.

We have been, and expect to continue to be, subject to legal proceedings and claims.

Approximately nine lawsuits against us are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that we believe are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought. We maintain insurance which may cover some defense costs and some of the claims, should we not prevail. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against us. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 7 to our consolidated financial statements.

Collection of all or a portion of our payroll tax receivable is subject to approval by the Internal Revenue Service.

As of March 31, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and we believed that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. The IRS is auditing our payroll tax returns for the year 2000. As part of this audit, the IRS has reviewed our refund claim of the $13.2 million in payroll taxes. We have received a notice that the IRS is proposing to disallow our claim and we anticipate that the IRS will issue their audit report soon. Based on this notice, we expect that the IRS audit report will include a formal disallowance of our refund claim. In the event the audit report is issued disallowing our claim, we intend to appeal that determination by the IRS and/or seek recovery from the former officer. We believe that we have meritorious arguments to recover this refund and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if the transaction would be beneficial to our stockholders. Provisions of our charter documents which could have an anti-takeover effect include:

•	the classification of our board of directors into three groups so that directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our board of directors;

•	the ability to authorize the issuance of shares of undesignated preferred stock without a vote of stockholders;

•	a prohibition on stockholder action by written consent; and

•	limitations on stockholders’ ability to call special stockholder meetings.

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

Our systems could fail or become unavailable, which could harm our reputation, result in a loss of current and potential customers and cause us to breach existing agreements.

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; and Papendrecht, The Netherlands. We have not yet completed our disaster recovery and redundancy planning, and none of our data centers are currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic on our Web sites or our customers’ Web sites or our Mobile content downloading activity increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. Due to the number of our customers and the products and application services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

Furthermore, we have entered into service level agreements with most of our wireless customers. These agreements sometimes call for specific system up times and 24/7 support, and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under our agreements, harm our reputation and result in the loss of customers and distributors.

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

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, professional sales and marketing, and corporate development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Additional realignments of resources or reductions in workforce, or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

In light of current market and regulatory conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options to recruit technology professionals and senior level employees. Our stock options, which typically vest over a four-year period, are one of the means by which we motivate long-term employee performance. Proposed changes in accounting treatment of options may make it difficult or overly expensive to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may in the future need to issue new options or equity incentives or increase other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs.

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

As markets for products and services for Search & Directory and Mobile continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, expenditure of resources in developing customer and distribution relationships and the increased costs of supporting remote operations.

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, limitations on the repatriation of funds and fluctuations of foreign exchange rates, and varying levels of Internet technology adoption and infrastructure. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences, and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenues.

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

We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, negligence, defamation, invasion of privacy, or product or service liability. We may also be subject to laws and regulations, both in the United States and abroad, regarding user privacy. If we do not comply with these laws and regulations, we may be exposed to legal liability.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct patent searches to determine whether the technology used in our products infringes patents held by third parties. Patent searches generally return only a fraction of the issued patents that may be deemed relevant to a particular product or service. It is therefore nearly impossible to determine, with any level of certainty, whether a particular product or service may be construed as infringing a U.S. or foreign patent. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by third parties that relate to our products. In addition, other companies, as well as research and academic institutions, have conducted research for many years in the electronic messaging field, and this research could lead to the filing of further patent applications.

In addition to patent claims, third parties may make claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights.

If we were to discover that our products violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly or contained terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate third party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms. Any third-party infringement claims against us could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements.

Our Search & Directory products and services may expose us to claims relating to how the content was obtained or distributed.

Our Search & Directory services link users, either directly through our Web sites or indirectly through the Web sites of our distribution partners, to third party Web pages and content in response to search queries. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed by us or our distribution partners, or how the content provided by our third-party content providers was obtained or provided by our content providers. Such claims could include: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there was a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services to our customers. As a result, these claims could result in material harm to our business.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

Intense competition in the search, directory and wireless markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the search and directory and wireless markets, which are extremely competitive and rapidly changing. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Many of our customers have established relationships with some of our competitors. If these competitors develop products and services that compete with ours, we could lose market share and our revenues could decrease.

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

The Internet industry (including the search and directory segment) and wireless industry have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	our customers or distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our customers or distribution partners could merge with other customers, which could reduce the size of our customer or partner base and potentially reduce our ability to negotiate favorable terms;

•	competitors could improve their competitive positions through strategic acquisitions; and

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us, or gain additional negotiating leverage in their relationships with us.

Security breaches may pose risks to the uninterrupted operation of our systems.

Our networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. Subscribers to some of our services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to a risk of loss or litigation and possible liability.

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

The growth and development of Internet has led to new laws and regulations, as well as the application of existing laws to the Internet. Application of these laws can be unclear. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

Several federal laws, including the following, could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

Due to the nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

We rely on the Internet infrastructure, over which we have no control and the failure of which could substantially undermine our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See the litigation disclosure under the subheading “—Litigation” in Note 7 to our Unaudited Condensed Consolidated Financial Statements.

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

Item 6.—Exhibits and Reports on Form 8-K:

a. Exhibits

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

(i	)	Current Report on Form 8-K dated January 27, 2004, furnished to the SEC on January 28, 2004, with respect to the announcement of InfoSpace’s financial results for the quarter and fiscal year ended December 31, 2003, reported pursuant to Item 12.

(ii	)	Current Report on Form 8-K dated February 17, 2004, furnished to the SEC on February 18, 2004, with respect to announcement of preliminary court approval of a settlement of the In Re InfoSpace, Inc. Securities Litigation class action, reported pursuant to Item 5.

(iii	)	Current Report on Form 8-K dated March 1, 2004, furnished to the SEC on March 3, 2004, with respect to InfoSpace’s agreement to sell its payment solutions business, reported pursuant to Item 5.

(iv	)	Current Report on Form 8-K dated March 25, 2004, furnished to the SEC on March 26, 2004, with respect to InfoSpace’s agreement to purchase Switchboard Incorporated, reported pursuant to Item 5.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David E. Rostov
David E. Rostov
Chief Financial Officer

Dated: May 3, 2004