Form 10-Q
period 2004-06-30
INFOSPACE INC
filed 2004-07-30
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2004
Common Stock, Par Value $.0001	32,024,715

INFOSPACE, INC.

FORM 10-Q

Part I—Financial Information

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:

Cash and cash equivalents	$169,684	$223,858
Short-term investments, available-for-sale	59,631	71,465
Accounts receivable, net of allowance of $762 and $911	41,942	24,585
Notes and other receivables, net of allowance of $50 and $11,841	6,034	4,454
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	5,849	3,425
Assets of discontinued operations	—	58,366

Total current assets	296,354	399,367
Long-term investments, available-for-sale	63,349	—
Property and equipment, net	14,278	13,281
Other investments	—	1,396
Goodwill	147,844	57,133
Other intangible assets, net	39,570	20,388
Other long term assets	1,200	750

Total assets	$562,595	$492,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,989	$4,363
Accrued expenses and other current liabilities	32,945	29,529
Deferred revenue	10,518	3,315
Liabilities of discontinued operations	—	8,501

Total current liabilities	49,452	45,708
Long-term liabilities
Long-term deferred revenue	—	75
Deferred tax liability	5,390	—

Total long-term liabilities	5,390	75

Total liabilities	54,842	45,783
Contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—Authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—Authorized, 900,000,000 shares; issued and outstanding, 32,004,059 and 31,470,635 shares	3	3
Additional paid-in capital	1,719,406	1,707,617
Accumulated deficit	(1,212,106)	(1,262,294)
Accumulated other comprehensive income	450	1,206

Total stockholders’ equity	507,753	446,532

Total liabilities and stockholders’ equity	$562,595	$492,315

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$54,448	$31,685	$102,529	$61,968

Operating expenses:
Content and distribution	18,611	5,343	35,497	8,882
Systems and network operations	3,813	2,743	7,031	6,164
Product development	5,580	3,853	10,018	9,863
Sales and marketing	5,083	4,100	10,541	8,656
General and administrative	8,998	9,527	18,492	17,004
Depreciation	1,745	3,215	3,544	6,510
Amortization of intangible assets	2,002	1,623	3,743	3,245
Restructuring charges and other, net	(3,651)	10,302	(2,610)	14,425

Total operating expenses	42,181	40,706	86,256	74,749

Operating income (loss)	12,267	(9,021)	16,273	(12,781)
Gain (loss) on equity investments	—	(12,427)	458	(12,014)
Other income, net	1,176	5,619	2,161	6,789

Income (loss) from continuing operations before income taxes	13,443	(15,829)	18,892	(18,006)
Income tax benefit (expense)	(71)	(192)	(103)	67

Income (loss) from continuing operations	13,372	(16,021)	18,789	(17,939)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	133	(471)	31,399	140

Net income (loss)	$13,505	$(16,492)	$50,188	$(17,799)

Earnings per share - Basic:
Income (loss) from continuing operations	$0.42	$(0.51)	$0.59	$(0.57)
Income (loss) from discontinued operations	0.00	(0.02)	0.99	0.00

Basic net income (loss) per share	$0.42	$(0.53)	$1.58	$(0.57)

Weighted average shares outstanding used in computing basic net income (loss) per share	31,915	31,153	31,741	31,067

Earnings per share - Diluted:
Income (loss) from continuing operations	$0.37	$(0.51)	$0.52	$(0.57)
Income (loss) from discontinued operations	0.00	(0.02)	0.88	0.00

Diluted net income (loss) per share	$0.37	$(0.53)	$1.40	$(0.57)

Weighted average shares outstanding used in computing diluted net income (loss) per share	36,245	31,153	35,925	31,067

Comprehensive income (loss):
Net income (loss)	$13,505	$(16,492)	$50,188	$(17,799)

Foreign currency translation adjustment	(99)	366	(169)	557
Unrealized gain (loss) on investments	(696)	(387)	(587)	(448)

Comprehensive income (loss)	$12,710	$(16,513)	$49,432	$(17,690)

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$50,188	$(17,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(31,399)	(140)
Depreciation and amortization	7,287	9,755
Warrant and stock related revenue	—	(135)
Warrant and stock-based compensation expense	981	305
Bad debt expense (recovery)	156	(447)
Loss (gain) on equity investments	(458)	12,014
Restructuring charges and other, net	(400)	2,059
Loss (gain) on disposal of assets	(140)	141
Other	71	(120)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(15,992)	(751)
Notes and other receivables	(505)	(1,049)
Prepaid expenses and other current assets	(1,331)	(1,314)
Other long-term assets	(450)	24
Accounts payable	(1,301)	(866)
Accrued expenses and other current liabilities	3,647	9,046
Deferred revenue	7,128	(220)
Discontinued operations net assets	—	(129)

Net cash provided by operating activities	17,482	10,374
Investing activities:
Business acquisitions, net of cash acquired	(108,607)	(270)
Purchase of intangible assets	—	(55)
Purchases of property and equipment	(4,260)	(388)
Proceeds from the sale of assets	320	—
Proceeds from the sale of non-core services	—	220
Proceeds from the sale of discontinued operation	82,000	—
Proceeds from the sale of equity investments	81	11,131
Short-term investments, net	11,247	(27,524)
Long-term investments, net	(63,349)	—

Net cash used by investing activities	(82,568)	(16,886)
Financing activities:
Proceeds from exercise of stock options	10,438	603
Proceeds from issuance of stock through employee stock purchase plan	474	474

Net cash provided by financing activities	10,912	1,077

Net decrease in cash and cash equivalents	(54,174)	(5,435)
Cash and cash equivalents:
Beginning of period	223,858	120,092

End of period	$169,684	$114,657

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) is a diversified technology and services company. The Company develops and markets innovative technology solutions for a broad range of customers ranging from consumers to merchants to wireless operators and content providers.

On June 3, 2004, the Company completed the acquisition of Switchboard Incorporated (“Switchboard”). Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding stock of Switchboard in exchange for cash of $159.4 million, plus estimated transaction fees of approximately $5.6 million, for an aggregate purchase price of approximately $165.0 million. As of the acquisition date, Switchboard had approximately $56.4 million in cash and marketable securities and no debt. The acquisition of Switchboard has been accounted for under the purchase method of accounting. The results of operations of Switchboard are included in the Company’s consolidated results from the date of acquisition.

On March 31, 2004, the Company completed the sale of its Payment Solutions business to Lightbridge, Inc. (“Lightbridge”), for $82 million in cash. The operating results of the Payment Solutions business have been presented as a discontinued operation in the Condensed Consolidated Statements of Operations and on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2004, the Company revised the presentation of its Consolidated Statements of Operations to eliminate the caption Cost of Revenues and separately present Content and Distribution, Systems and Network Operations and Depreciation expense. Content and Distribution expenses were previously included in Cost of Revenues and Sales and Marketing, and Systems and Network Operations were previously included in Cost of Revenues. Additionally, the Company made certain reclassifications to the 2003 balance sheet accounts to conform to the 2004 presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income, net loss, total assets, total liabilities or stockholders’ equity.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes hereto in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted with an exercise price set at or above the fair market value of the Company’s stock at the date of grant.

To estimate compensation expense, which would be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	Employee Stock Option Plans				Employee Stock Purchase Plan
Risk-free interest rate	3.72%	2.46%	3.36%	2.48%	1.01%	1.66%	1.01%	1.66%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	64%	86%	64%	88%	63%	92%	63%	92%
Expected life	5 years	5 years	5 years	5 years	6 months	6 months	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income (loss) for the three and six months ended June 30, 2004 and 2003 would have been as follows (amounts in thousands, except per share data):

	Three months ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) as reported	$13,505	$(16,492)	$50,188	$(17,799)
Stock based compensation, as reported	—	296	1,575	268
Pro forma stock based compensation determined under fair value based method for all awards	(9,612)	(6,700)	(16,697)	(6,736)

Pro forma net income (loss) under fair value method for all stock based awards	$3,893	$(22,896)	$35,066	$(24,267)

Basic net income (loss) per share, as reported	$0.42	$(0.53)	$1.58	$(0.57)
Pro forma basic net income (loss) per share	$0.12	$(0.73)	$1.10	$(0.78)
Diluted net income (loss) per share, as reported	$0.37	$(0.53)	$1.40	$(0.57)
Pro forma diluted net income (loss) per share	$0.11	$(0.73)	$0.98	$(0.78)

3.	Acquisitions and Dispositions

On June 3, 2004 the Company completed the acquisition of Switchboard, a provider of local online advertising and internet based yellow pages. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding stock of Switchboard for $7.75 per share in cash totaling approximately $159.4 million, plus estimated transaction fees of approximately $5.6 million, for an aggregate purchase price of approximately $165.0 million. The Company acquired Switchboard to further expand its presence in the online directory industry, because of Switchboard’s brand name and trademark recognition and existing traffic base, among other items. As of the acquisition date, Switchboard had approximately $56.4 million in cash and marketable securities and no debt.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

(in thousands)
Tangible assets acquired	$59,565
Liabilities assumed	(2,927)

Net book value of net assets assumed	56,638
Fair value adjustments:
Trademark and trade name	15,400
Contractual relationships	5,600
Developed core technology	1,600
Merchant listings	325

Fair value of net assets acquired	$79,563

Purchase price:
Cash	$159,392
Acquisition costs	5,632
Deferred tax liability	5,390

Less fair value of net assets acquired	(79,563)

Excess of purchase price over net assets acquired, allocated to goodwill	$90,851

The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. The expected life of the developed core technology is assumed to be three years, after which substantial modifications and enhancements would be required for the technology to remain competitive. The expected lives of the customer contracts and merchant listings are assumed to range between one and three years, which is consistent with the expected cash flows from the contracts and merchant listings. The Company has determined that the acquired trademark and trade name have indefinite lives, and, therefore, these intangible assets will not be amortized to expense unless a determination is made in the future that the useful lives are definite. The Company evaluates the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.

The allocation of the purchase price is subject to adjustments, which may include adjustments to assumed accounts receivable, accounts payable, fixed assets, prepaid expenses and other assets. Additionally, management of the Company is finalizing its plan for the integration of Switchboard, including assessment of resource and infrastructure requirements. The implementation of the plan may result in an adjustment to the purchase price allocation.

The unaudited financial information in the table below summarizes the combined results of operations of InfoSpace and Switchboard, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each three- and six-month period presented. The unaudited pro forma condensed combined statement of operations for the three months ended June 30, 2004 combines the historical results of operations of InfoSpace for the three months ended June 30, 2004 and the historical results of Switchboard for the period from April 1 to June 3, 2004. The unaudited pro forma condensed combined statement of operations for the six months ended June 30, 2004 combines the historical results of operations of InfoSpace for the six months ended June 30, 2004 and the historical results of Switchboard for the period from January 1 to June 3, 2004. The unaudited pro forma condensed combined statement of operations for the three and six months ended June 30, 2003 combines the historical results of operations of InfoSpace for the three and six months ended June 30, 2003 and the historical results of Switchboard for the three and six months ended June 30, 2003. The following amounts are in thousands, except per share data.

	Three months ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue	$57,401	$42,308	$109,635	$82,249
Net income	$13,558	$(15,965)	$45,728	$(17,216)
Basic income (loss) per share	$0.42	$(0.51)	$1.44	$(0.55)
Diluted income (loss) per share	$0.37	$(0.51)	$1.27	$(0.55)

In June 2004, the Company signed an agreement to acquire the assets of Atlas Mobile, Inc., a provider of mobile multi-player tournament games, for $6.3 million in cash. The transaction was consummated in July 2004. The Company is currently assessing the fair value of the assets acquired for allocation of the purchase price.

On March 31, 2004, the Company consummated the sale of its Payment Solutions business. The sale of the Company’s Payment Solutions business resulted in a net gain of $29.0 million, comprised of aggregate proceeds from the sale of $82 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million) and transaction related costs of $3.5 million, which consist of investment bank fees, legal fees and employee related costs. In the three months ended June 30, 2004, the Company increased the net gain by $133,000 as a result of finalizing expenses associated with the sale of its Payment Solutions business.

In connection with the sale of the Payment Solutions business, the Company has agreed to indemnify the buyer for liability, if any, resulting from the plaintiffs’ claims relating to certain outstanding litigation (Note 7). The Company has determined the fair value of such indemnification to be negligible.

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

The treasury stock method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the treasury stock method, stock options and warrants to purchase 4,329,873 and 4,184,294 shares of common stock were included in the calculation of diluted net income per share for the three and six months ended June 30, 2004, respectively. Stock options and warrants to purchase 2,527,927 and 2,648,128 shares of common stock were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2004, respectively, as they were antidilutive. Stock options and warrants to purchase 7,060,164 and 7,122,792 shares of common stock were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2003, respectively, as they were antidilutive.

5.	Net gain (loss) on investments.

The Company has invested in equity instruments of public and privately held companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of the companies in which it has invested, and therefore accounts for such investments under the cost method. The Company accounts for its equity investments in public companies in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review by the Company’s senior finance personnel. For investments with publicly quoted market prices, the Company compares the market price to the Company’s accounting basis and, if the quoted market price is less than the Company’s accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other-than-temporary, such as the financial condition, results of operations and operating trends for the investee company. The Company also reviews publicly available information regarding the investee companies, including reports from research analysts. The Company also evaluates whether: 1) the Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors as noted above and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

Gain (loss) on equity investments for the three and six months ended June 30, 2004 and 2003 consists of the following (in thousands):

	Three Months Ended June30,		Six Months EndedJune 30,
	2004	2003	2004	2003
Loss on sales of equity investments	$—	$(684)	$—	$(432)
Other-than-temporary investment impairments	—	(11,871)	(916)	(12,193)
Increase in fair value of warrants	—	128	1,374	611

Net gain (loss) on equity investments	$—	$(12,427)	$458	$(12,014)

In June 2004, the Company entered into an agreement to sell its equity investments in privately held companies for approximately $500,000, which approximated their carrying values. Additionally, during the six months ended June 30, 2004, the Company recognized a $1.4 million increase in the fair value of one of its warrants to purchase shares in a privately held company and, subsequently, the warrant was purchased for $1.4 million as part of the sale of the privately held company.

During the six months ended June 30, 2003, the Company sold one of its investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million, and sold investments in publicly held companies and recognized a loss of $1.4 million on proceeds of $1.1 million, for an aggregate net gain of $252,000. Additionally, the Company determined that there was an other-than-temporary impairment of certain of its equity investments in privately held companies and recorded a loss of $11.9 million and $12.2 million during the three and six months ended June 30, 2003.

As of June 30, 2004, the Company has sold or otherwise disposed of the majority of its investments in publicly and privately held companies.

6.	Payroll Taxes

As of June 30, 2004, the Company had $13.2 million recorded as a payroll tax receivable. In October 2000, Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer, exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service (“IRS”) $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due to the affiliate lock-up period from a merger involving the Company, the former officer was restricted from transferring or selling the stock until February 2001. Management of the Company believed that the Treasury Regulations provide that taxable income is not recognized until this restriction has lapsed. The Company, therefore, returned the federal income tax withholding to the former officer and filed an amendment to its payroll tax return to request the tax refund. The Company’s payroll tax returns for the year 2000 have been audited by the IRS. The Company has received an examination report from the IRS disallowing the claim for the refund of $13.2 million. The Company intends to appeal that determination by the IRS and/or seek recovery from the former officer. The Company believes that it has meritorious arguments to recover this receivable and that recovery of this receivable is probable. However, there can be no assurance regarding the timing, structure or extent of the Company’s recovery of this payroll tax receivable.

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

Litigation:

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington (King County). The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company, entities related to several of the individual defendants, and the Company’s auditor; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, that certain defendants were unjustly enriched by engaging in insider trading, and that certain defendants breached their fiduciary duties in connection with the Go2Net Inc., Prio, Inc., and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust as well as monetary damages. The complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (“SLC”), with the assistance of independent legal counsel, conducted an investigation relating to the complaint allegations, and in March 2002, filed a motion to terminate this derivative action. In May 2003, the court entered an order on the motion to terminate the action and related motions. In its May 2003 order, the court terminated the breach of fiduciary duty claims regarding the merger with Prio, Inc., terminated the claims against one defendant and his related entities, and stayed the case as to the remaining claims. In June 2003, the SLC filed a motion for discretionary review in the Washington Court of Appeals requesting appellate review of the trial court’s order. The Court of Appeals has denied the SLC’s motion for discretionary review.

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

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and its former Chief Executive Officer as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (“RICO”) and Washington Securities Act and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May of 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, John Richards (a former Company employee) amended his answer to the complaint to assert a third-party claim for indemnification against the Company. In February 2004, Naveen Jain amended his answer to assert a third-party claim for indemnification against the Company. In July 2004, the Court dismissed with prejudice the plaintiff’s RICO and conspiracy claims against Jain and Richards. The Company believes it has meritorious defenses to the claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). As in the Enger v. Richards case (above) to which it is related, this action alleges claims under RICO and the Washington Securities Act, and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May of 1997. Also alleged are claims associated with civil conspiracy, violations of the Consumer Protection Act and wire fraud. The complaint seeks damages that the plaintiff estimates to be $174.8 million. In April 2004, Naveen Jain filed an answer in which he asserts a third party claim for indemnification against the Company. Defendant John Richards (a former Company employee) has indicated his intent to seek indemnification by the Company. In June 2004, the Court dismissed with prejudice the plaintiff’s RICO and conspiracy claims against Jain and Richards. The Company believes it has meritorious defenses to the claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On September 26, 2001, a complaint entitled Dreiling v. Kellett, et al. was filed by a shareholder plaintiff in the United States District Court for the Western District of Washington. The complaint sought disgorgement of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain (“the Jains”), former executives of the Company, and certain Jain trusts as defendants. The complaint does not seek damages or other remedies from the Company. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million. The Court approved that settlement in June 2003 and awarded to plaintiff’s counsel fees equal to 25% of the settlement amount, plus the costs of the action, with the balance of the settlement accruing to the Company. The Company recognized a gain of $4.1 million in the second quarter of 2003 for this settlement which was collected in 2003. The complaint was subsequently recaptioned Dreiling v. Jain, et al., and in May 2003, the Court granted plaintiff’s motion for summary judgment against the Jains and found that they were liable for violating Section 16(b). In August 2003, the Court entered judgment against the Jains in the amount of approximately $247 million, consisting of damages plus prejudgment interest. The Jains are appealing that judgment, and the outcome of the appeal is inherently uncertain.

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

On June 19, 2001, a putative securities class action complaint entitled Horton v. InfoSpace, Inc., et al. was filed in the United States District Court for the Western District of Washington. The complaint alleges that the Company and its former chief executive officer made false and misleading statements about the Company’s business and prospects during the period between January 26, 2000 and January 30, 2001. The complaint alleges violations of the federal securities laws and does not specify the amount of damages sought. Subsequently, other similar complaints were filed. The Horton matter and the subsequent similar complaints have been consolidated into one matter, captioned In re InfoSpace, Inc. Securities Litigation. The Court appointed lead plaintiffs and counsel, and a consolidated complaint was filed in January 2002, which among other things, added the Company’s former chief financial officer as a defendant. In April 2002, the Company filed a motion to dismiss the complaint. An amended complaint was filed in May 2002 adding Merrill Lynch & Co., Inc. and one of its analysts as defendants, in response to which the Company filed a new motion to dismiss in July 2002. The various claims pending against the Merrill Lynch parties have been severed from the case. In May 2004, the Court approved a settlement of the case pursuant to which the Company’s insurance carriers paid $34.3 million to the class (with no payments made by InfoSpace or the other defendants), and the case was dismissed with prejudice.

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

Other Contingencies:

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and a bank guaranty for certain of its property leases. On June 30, 2004, the total amount of collateral pledged under these agreements was approximately $4.5 million.

8.	Restructuring Charges and Other, Net

Restructuring charges and other, net for the three and six months ended June 30, 2004 and 2003, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Restructuring charges	$271	$10,451	$222	$10,618
Other, net	(3,922)	(149)	(2,832)	3,807

Restructuring charges and other, net	$(3,651)	$10,302	$(2,610)	$14,425

In June 2004, the Company recorded a restructuring charge adjusting its estimated reserves for its future excess facilities costs, based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs or the cost to terminate the excess facilities leases. During June 2004, the Company entered into lease termination agreements with its landlord for the majority of its excess facilities. The aggregate cost to terminate such leases amounted to approximately $2.4 million, which will be paid from June 2004 to December 2004.

In April 2003, the Company announced a reduction in its workforce and, as part of the workforce reduction, consolidated its corporate facilities. The Company recorded $10.5 million in charges relating to those restructuring activities in the three months ended June 30, 2003. The restructuring charges consist of $3.9 million in employee severance and other separation charges, a $4.3 million charge related to its excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, and $405,000 of lease termination costs. The estimated future excess facilities cost is based on reducing the present value of future committed lease payments by the estimated sublease rental income, net of estimated sublease costs. During the three months ended March 31, 2003, a restructuring charge of $167,000 was recorded which primarily related to the realized loss on foreign currency fluctuations due to the closure of the Australia operations.

As of June 30, 2004, the accrued liability associated with restructuring related charges was $2.1 million, which is included in Accrued expenses and other current liabilities, and restructuring charges and payments in the six months ended June 30, 2004 consisted of the following (in thousands):

	Employee Separation	Excess Facilities	Total
Balance at December 31, 2003	$656	$3,918	$4,574
Costs charged to expense	—	181	181
Payment or reduction of expense	(490)	(709)	(1,199)

Balance at March 31, 2004	166	3,390	3,556
Costs charged to expense	—	271	271
Payment or reduction of expense	(135)	(1,620)	(1,755)

Balance at June 30, 2004	$31	$2,041	$2,072

During the three months ended June 30, 2004, the Company settled a litigation matter concerning promissory notes due from, Bernee D.L. Strom, a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, the Company received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. The Company previously recorded a full valuation allowance related to the promissory notes and related interest. Additionally, during the six months ended June 30, 2004, the Company recorded a charge of $1.2 million related to the separation of a former executive officer.

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The Company recorded a charge of $4.0 million, which includes penalties and estimated interest, in the six months ended June 30, 2003.

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

On June 3, 2004 the Company completed the acquisition of Switchboard, a provider of local online advertising and internet based yellow pages. The operating results of Switchboard have been included the operating results of the Search & Directory segment from the date of acquisition.

On March 31, 2004, the Company consummated the sale of its Payment Solutions business. The operating results of Payment Solutions have been presented as a discontinued operation for all periods presented. Income, net of taxes, from the operating results of Payment Solutions were $2.3 million and $140,000 in the six months ended June 30, 2004 and 2003, respectively, which included revenues of $8.4 million and $13.0 million, respectively. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions. In addition, the Company recorded a gain on sale of its Payment Solutions business of $29.1 million in the six months ended June 30, 2004.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net loss for each of the three and six month periods ended June 30, 2004 and 2003, are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Search & Directory
Revenue	$34,393	$21,421	$67,652	$41,775
Operating expense	19,759	9,664	39,220	17,845

Segment income	14,634	11,757	28,432	23,930
Segment margin	42.5%	54.9%	42.0%	57.3%

Mobile
Revenue	20,055	6,857	34,877	12,973
Operating expense	13,522	4,820	24,566	10,302

Segment income	6,533	2,037	10,311	2,671
Segment margin	32.6%	29.7%	29.6%	20.6%

Non-Core Services
Revenue	—	3,407	—	7,220
Operating expense	—	1,685	—	3,978

Income	—	1,722	—	3,242

Total
Total segment revenue	54,448	31,685	102,529	61,968
Total segment operating expense	33,281	16,169	63,786	32,125

Total segment income	21,167	15,516	38,743	29,843
Total segment margin	38.9%	49.0%	37.8%	48.2%

Corporate
Operating expense	8,804	9,397	17,793	18,444
Depreciation	1,745	3,215	3,544	6,510
Amortization of other intangible assets	2,002	1,623	3,743	3,245
Restructuring charges and other, net	(3,651)	10,302	(2,610)	14,425
(Gain ) loss on investments, net	—	12,427	(458)	12,014
Other income, net	(1,176)	(5,619)	(2,161)	(6,789)
Income tax expense (benefit)	71	192	103	(67)
(Income) loss from discontinued operation, net of tax	(133)	471	(31,399)	(140)

	7,662	32,008	(11,445)	47,642

Total Consolidated Net Income (Loss)	$13,505	$(16,492)	$50,188	$(17,799)

10.	Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The Company does not anticipate that the effect of adopting the provisions of this consensus will be material to its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

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

Our Search & Directory services enable Internet users to locate information, merchants, individuals and products online. We offer search and directory services through our branded Web sites, InfoSpace.com, Dogpile.com, Switchboard.com, Webcrawler.com and MetaCrawler.com, as well as through the Web sites of distribution partners. Partner versions of our Search & Directory services are generally private-labeled and delivered with each customer’s unique requirements. Revenue growth in Search & Directory is primarily determined by two key drivers: the number of paid searches and the price per paid search. Generally, each time a user “clicks” on a commercial search result or views a directory listing, the search engine or listing provider pays a fee. Our search and directory services collectively generated approximately 178 million paid searches in North America during the quarter ended June 30, 2004, compared to approximately 173 million paid searches in North America during the quarter ended March 31, 2004. Average revenue per paid search for both the quarter ended June 30, 2004 and for the quarter ended March 31, 2004 was approximately $0.16.

Our Mobile division develops applications, tools and infrastructure that enable wireless carriers and information, entertainment and media companies to efficiently develop and deliver mobile data services across multiple devices. We provide mobile data solutions for wireless operators and branded content providers in North America and Europe. Our service offering allows our partners to aggregate, configure and customize the services they offer under their own brand and deliver these services to various mobile devices. Today, we generate revenue primarily through subscriber transactions, per subscriber fees, per message fees, professional service fees, set-up fees or through a percentage share of the subscriber revenues. As of June 30, 2004, we had relationships with many leading wireless carriers, including Cingular Wireless, T-Mobile, Verizon, and Virgin Mobile UK.

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

Overview of Second Quarter 2004 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2004. A more detailed discussion of our operating results, comparing our operating results for the three and six months ended June 30, 2004 and 2003 is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 3, 2004, we completed the acquisition of Switchboard Incorporated (“Switchboard”), a provider of local online advertising and internet based yellow pages, for approximately $159.4 million to acquire the outstanding equity securities of Switchboard, plus estimated transaction fees of approximately $5.6 million, for an aggregate purchase price of approximately $165.0 million. We acquired Switchboard to further expand our presence in the online directory industry, because of Switchboard’s brand name and trademark recognition and existing traffic base, among other items. The acquisition of Switchboard has been accounted for under the purchase method of accounting. The results of operations of Switchboard have been included in our consolidated operating results from the date of acquisition and the net assets were recorded at their fair values at the date of acquisition. As of the acquisition date, Switchboard had approximately $56.4 million in cash and marketable securities and no debt.

Revenues for the three months ended June 30, 2004 were $54.4 million, an increase of $22.7 million from revenues of $31.7 million in the three months ended June 30, 2003. The increase from the three months ended June 30, 2003 was primarily attributable to the growth in our search revenues from our search distribution business, in which we private label our search products for others to offer on their own Web sites, and growth in our Mobile revenues as a result of increased sales of our media download products as a result of our acquisition of Moviso on November 26, 2003. These increases were partially offset by the loss of revenues related to our non-core services that were sold or disposed of during 2003.

Total operating expenses for the three months ended June 30, 2004 were $42.2 million, an increase of $1.5 million from operating expenses of $40.7 million in the three months ended June 30, 2003. The increase from the three months ended June 30, 2003 was primarily attributable to an increase in our content and distribution costs, as well as increases in other operating expenses, primarily salaries and benefits, related to our acquisition of Moviso and Switchboard. These increases were partially offset by a reduction in Restructuring and other charges, net, of $14.0 million. Content expenses for royalty fees increased in the three months ended June 30, 2004 in connection with the increase in sales of our media download products and distribution costs increased as a result of increases in our search revenues coming from partner distribution arrangements. The decrease in Restructuring and other charges was the result of a net gain of $3.7 million primarily related to a settlement of an outstanding litigation matter in the three months ended June 30, 2004 compared to a net charge of $10.5 million in the three months ended June 30, 2003 related to employee separation costs and excess facilities.

Net income from continuing operations for the three months ended June 30, 2004 was $13.4 million compared to a loss of $16.0 million in the three months ended June 30, 2003. The increase in net income from continuing operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily attributable to the items noted above and losses from our equity investments of $12.4 million, partially offset by a $4.1 million legal settlement, in the three months ended June 30, 2003.

Net income for the three months ended June 30, 2004 was $13.5 million compared to a loss of $16.5 million in the three months ended June 30, 2003. The increase from the prior periods is primarily attributable to the items noted above.

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

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two business units, Search & Directory and Mobile. Beginning July 1, 2003, multi-element revenue agreements are recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, based on the evidence of fair value of individual components or as one element if no such evidence exists. In general, we recognize revenues in the period in which the services are performed, products are delivered or the transaction occurs. In certain customer arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement. See “Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for a description of products and services and the related revenue recognition policy for each of our business units.

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

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of June 30, 2004 we have approximately $147.8 million of goodwill on our balance sheet, which primarily relates to our Search and Directory reporting unit. Additionally, we also evaluate indefinite lived intangible assets for impairment on an annual basis, and evaluate all of our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.

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

Historical Results of Operations

For the six months ending June 30, 2004 our net income totaled $50.2 million, including income from discontinued operations and the gain on the sale of our Payment Solutions business in the aggregate of $31.4 million. While we have achieved profitability during the last four quarters, prior to that we have incurred losses since our inception and, as of June 30, 2004, had an accumulated deficit of approximately $1.2 billion.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Revenues. Revenues are derived from providing our software and services to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a broad range of customers. In 2003, we sold or otherwise divested all of our non-core services and, as a result, we have not had revenues from non-core services in 2004. Revenues for the three and six months ended June 30, 2004 and 2003 are presented below (in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Change from 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	Change from 2003
Search & Directory	$34,393	$21,421	$12,972	$67,652	$41,775	$25,877
Mobile	20,055	6,857	13,198	34,877	12,973	21,904
Non-Core Services	—	$3,407	(3,407)	—	7,220	(7,220)

Total	$54,448	$31,685	$22,763	$102,529	$61,968	$40,561

The increase in total revenue for Search & Directory for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, is primarily due to the growth in our paid search services, in particular, paid searches from our distribution partners’ Web sites and greater revenue per paid search and, to a lesser extent, directory revenues related to our acquisition of Switchboard. In the second quarter of 2004, we generated an aggregate of approximately 178 million paid searches (including both search and directory) in North America, compared to an aggregate of approximately 173 million paid searches in North America in the first quarter of 2004. Average revenue per paid search for both the second quarter of 2004 and the first quarter of 2004 was approximately $0.16 per paid search. Search distribution, in which we private label our search products for others to offer on their own Web sites, was the primary area of growth for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. For the three months ended June 30, 2004, search revenues from distribution increased to over 60% of our search revenues in North America compared to over 55% of our search revenues in the three months ended March 31, 2004. We expect that search distribution revenue will continue to increase as a percentage of our search revenues.

The increase in revenue for Mobile for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, is primarily due to growth in sales of our media download products as a result of our acquisition of Moviso in November 2003. We expect revenues to continue to increase as a result of growth in sales of our media download products, however, we also expect that our revenues may be negatively impacted from pricing pressure in the wireless industry.

Seasonality

Our Search and Directory services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners in connection with our Search & Directory business, royalty fees related to our media download products for items such as ringtones, graphics and games, and other content or data licenses. Content and Distribution costs for the three and six months ended June 30, 2004 and 2003 are presented below (in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Change from 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	Change from 2003
Content and distribution	$18,611	$5,343	$13,268	$35,497	$8,882	$26,615

The absolute dollar increase of content and distribution for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, was primarily attributable to the cost of revenue sharing arrangements with our distribution partners in which we private label our search and directory products for others to offer on their own Web sites, and increased sales of our media download products. We anticipate that the cost of our revenue sharing arrangements with our distribution partners will increase as revenues grow. Additionally, our content license and royalty fees will increase to the extent that our revenues related to such products and services increase.

Systems and Network Operations. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, communication costs and equipment repair and maintenance. Systems and network operations costs for the three and six months ended June 30, 2004 and 2003 are presented below (in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Change from 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	Change from 2003
Systems and Network Operations	$3,813	$2,743	$1,070	$7,031	$6,164	$867

The absolute dollar increase in systems and network operations for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, was primarily attributable to increased salaries and benefits as a result of our acquisition of Moviso in November 2003 and, to a lesser extent, Switchboard in June 2004, partially offset by our reduction of workforce in 2003 and a decrease in communications costs related to the renegotiation of certain contracts.

Product Development Expenses. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the products and services we deliver to our customers. Product development expenses for the three and six months ended June 30, 2004 and 2003 are presented below (in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Change from 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	Change from 2003
Product Development	$5,580	$3,853	$1,727	$10,018	$9,863	$155

The absolute dollar increase for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, was primarily attributable to an increase in salaries and benefits for both permanent and temporary employees, professional service fees as a result of our acquisition of Moviso in November 2003 and Switchboard in June 2004, and investment to further develop and enhance our products and services. Partially offsetting the increase was our reduction of workforce in 2003. Generally, product development costs are not as directly related with changes in revenue as they represent key costs to develop and enhance service offerings. As we continue to invest in our products and services, product development expenses will increase.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, advertising, market research, and promotion expenses. Sales and marketing expenses for the three and six months ended June 30, 2004 and 2003 are presented below (in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Change from 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	Change from 2003
Sales and Marketing	$5,083	$4,100	$983	$10,541	$8,656	$1,885

The absolute dollar increase in sales and marketing expense for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, is primarily attributable to increased advertising, market research and promotion expenses and an increase in salaries and benefits as a result of our acquisition of Moviso in November 2003 and Switchboard in June 2004. Partially offsetting the increase was a decrease in salaries and benefits expense due to a reduction in our workforce in 2003. We anticipate sales and marketing expenses to increase in the future as we continue to invest in marketing campaigns and promotions for our search and directory sites, expand our products and conduct marketing campaigns and promotions for our mobile business.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs, professional service fees, which includes legal fees, audit fees, SEC compliance costs, costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses for the three and six months ended June 30, 2004 and 2003 are presented below (in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Change from 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	Change from 2003
General and Administrative	$8,998	$9,527	$(529)	$18,492	$17,004	$1,488

The absolute dollar decrease for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, was primarily attributable to a decrease in outside professional services costs, primarily legal fees, and a decrease in our occupancy costs, which include facility charges, communication costs and general office expense, as a result of our restructurings, the renegotiation or expiration of certain contracts and a reduction in our insurance costs. The decrease was partially offset by increases in salaries and benefits and other employee related costs as we completed the hiring of our senior management team and acquired Moviso in November 2003 and Switchboard in June 2004 and credits to our bad debt expense in 2003.

The absolute dollar increase for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, was primarily attributable to an increase in salaries and benefits and other employee related costs as we completed the hiring of our senior management team and acquired Moviso in November 2003 and Switchboard in June 2004, an increase in professional fees, primarily legal fees and costs related to compliance with the Sarbanes-Oxley Act of 2002 and credits to our bad debt expense in 2003. The increase was partially offset by the decrease in our occupancy costs, which includes facility charges, communication costs and general office expense, as a result of our restructurings, the renegotiation or expiration of certain contracts and a reduction in our business insurance costs. We expect that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters and we expect increases in professional fees associated with continuing compliance with the Sarbanes-Oxley Act of 2002.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $1.7 million and $3.5 million during the three and six months ended June 30, 2004, compared to $3.2 million and $6.5 million in the three and six months ended June 30, 2003. The absolute dollar decrease during the three and six months ended June 30, 2004 is attributable to certain of our property and equipment reaching the end of its depreciable life.

Amortization of other intangible assets. Amortization of definite-lived intangible assets includes amortization of customer lists, core technology and other intangibles. Amortization of intangible assets totaled $2.0 million and $3.7 million during the three and six months ended June 30, 2004, respectively, compared to $1.6 million and $3.2 million in the three and six months ended June 30, 2003, respectively. The absolute dollar increase during the three and six months ended June 30, 2004 is attributable to a larger balance of other intangible assets in 2004 due to the acquisition of Moviso in November 2003 and Switchboard in 2004, partially offset by reduced amortization expense associated with intangible assets that were either written off as a result of an impairment or became fully amortized during 2003.

Restructuring charges and other, net. Restructuring charges and other, net totaled a net gain $ 3.7 million and $2.6 million during the three and six months ended June 30, 2004 compared to a net expense of approximately $10.3 million and $14.4 million in the three and six months ended June 30, 2003 and consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Restructuring	$271	$10,451	$222	$10,618
Other, net	(3,922)	(149)	(2,832)	3,807

Restructuring and other, net	$(3,651)	$10,302	$(2,610)	$14,425

In June 2004, we recorded a restructuring charge adjusting our estimated reserves for future excess facilities costs, based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs, or for the cost to terminate the leases of our excess facilities. During June 2004, we entered into lease termination agreements with our landlord for the majority of our excess facilities. The aggregate cost to terminate such leases amounted to approximately $2.4 million, which will be paid from June 2004 to December 2004.

In April 2003, we announced a reduction of our workforce and, as part of the workforce reduction, consolidated our corporate facilities. We recorded $10.5 million in charges relating to those restructuring activities in the three months ended June 30, 2003, which consist of $3.9 million in employee severance and other separation charges, a $4.3 million charge related to our excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, and $405,000 of lease termination costs. The estimated future excess facilities cost was based on reducing the present value of future committed lease payments by the estimated sublease rental income, net of estimated sublease costs. Additionally, during the three months ended March 31, 2003, we recorded a restructuring charge of $167,000 primarily related to the realized loss on foreign currency fluctuations due to the closure of the Australia operations.

During the three months ended June 30, 2004, we settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, we received $3.3 million in cash and 18,438 shares of our common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned of $1.6 million on the promissory notes. We previously recorded a valuation allowance related to the promissory notes and related interest for $11.6 million. Additionally, during the six months ended June 30, 2004, in addition to the items noted above, we recorded a charge of $1.2 million related to the separation of a former executive officer.

In April 2003, we reached a settlement agreement with the IRS regarding certain aspects of the audit of our payroll tax returns for the year 2000 and we recorded a charge of $4.0 million, which includes penalties and estimated interest, in the six months ended June 30, 2003.

Gain (loss) on Equity Investments. Gain (loss) on equity investments consists of gains and losses from changes in the fair value of derivative instruments held, realized gains and losses on equity investments and impairment on equity investments. Gain (loss) on equity investments for the three and six months ended June 30, 2004 and 2003 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Loss on sales of investments	$—	$(684)	$—	$(432)

Other-than-temporary investment impairments	—	(11,871)	(916)	(12,193)
Increase in fair value of warrants	—	128	1,374	611

Net gain (loss) on investments	$—	$(12,427)	$458	$(12,014)

Gains and losses on the sale of investments: In June 2004, we entered in an agreement to sell our equity investments in privately held companies at a price of approximately $500,000, which approximated the carrying value of our investments. During the six months ended June 30, 2003, we sold one of our investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million and sold certain investments in publicly held companies and recognized a loss of $1.4 million on proceeds of $1.1 million.

Other-than-temporary equity investment impairment: For certain investments in privately held companies, we determined that there was an other-than-temporary decline in value from those investments and recorded impairment charges in the three and six months ended June 30, 2004 and 2003.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. For the six months ended June 30, 2004, we recognized a $1.4 million gain from the net increase in fair value of a certain warrant, and we subsequently received $1.4 million in cash as part of the sale of the privately held company, compared to a $611,000 gain for the six months ended June 30, 2003.

As of June 30, 2004, we have sold or otherwise disposed of the majority of our investments in publicly and privately held companies.

Other Income, Net. Other income, net for the three and six months ended June 30, 2004 totaled $1.2 million and $2.2 million, respectively, and primarily consists of interest income of $1.1 million and $1.9 million, respectively. Other income, net for the three and six months ended June 30, 2003, totaled $5.6 million and $6.8 million, respectively and primarily consists of interest income of $1.1 million and a gain from a legal settlement of $4.1 million for the three months ended June 30, 2003 and interest income of $2.3 million and the legal settlement of $4.1 million for the six months ended June 30, 2003. The decrease in interest income for the three and six months ended June 30, 2004 compared to the same periods in 2003 was due mainly to lower rates of interest received on our investments. We expect the prevailing low interest rates to continue.

Income Tax Benefit (Expense). We have recorded an income tax expense of $71,000 for the three months ended June 30, 2004 and $192,000 income tax expense for the three months ended June 30, 2003. We have recorded income tax expense of $103,000 for the six months ended June 30, 2004 and $67,000 income tax benefit for the six months ended June 30, 2003. Income tax benefit and expense are attributable to our international operations and, for 2003, federal alternative minimum tax, and we expect to continue to record a tax provision for income generated from our international operations in 2004. We have provided a full valuation allowance for our net deferred tax assets as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Once we have reached profitability for an extended period and believe that realization is more likely than not, we will reduce a portion or all of the valuation allowance in the period that such a determination is made and record a tax benefit. Following the period in which we reduce the valuation allowance, we would then likely report income tax expense; however, we would pay taxes only to the extent that we would not be able to use our net operating loss carryforwards. At December 31, 2003, our U.S. federal net operating loss carryforward for income tax purposes was approximately $1.1 billion.

Income from Discontinued Operations and Gain on Sale of Discontinued Operation. On March 31, 2004, we consummated the sale of our Payment Solutions business and have reflected income from Payment Solutions as a discontinued operation. For the six months ended June 30, 2004, we recorded a gain on the sale of Payment Solutions of $29.1 million, which was comprised of the result of proceeds from the sale of $82 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), and transaction related costs of $3.5 million, which consist of investment bank fees, legal fees and employee related costs. We adjusted the net gain by $133,000 in the three months ended June 30, 2004, as a result of finalizing expenses associated with the sale of our Payment Solutions business.

We have presented the operating results of Payment Solutions as a discontinued operation for all periods presented. We recorded income, net of taxes, from the operating results of Payment Solutions of zero and $2.3 million in the three and six months ended June 30, 2004, respectively. We recorded income, net of taxes, from the operating results of Payment Solutions representing a loss of $471,000 and income of $140,000 in the three and six months ended June 30, 2003, respectively. Income from discontinued operations includes previously unallocated depreciation, amortization corporate expenses, and income taxes that were attributed to Payment Solutions.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and marketable investments of approximately $292.7 million, consisting of cash and cash equivalents of $169.7 million, short-term investments available-for-sale of $59.6 million, and long-term investments available-for-sale of $63.3 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and pledged funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2004	2005	2006	2007	2008	Total
Minimum lease payments required	$3,419	$4,722	$3,808	$3,763	$640	$16,352
Less sublease income	(659)	(381)	(128)	—	—	(1,168)

Net lease payments required	$2,760	$4,341	$3,680	$3,763	$640	$15,184

During June 2004, we entered into lease termination agreements with our landlord for the majority of our excess facilities. The above obligations exclude the lease termination costs of approximately $2.4 million, which will be paid from June 2004 through December 2004.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranty for certain of our property leases and banking arrangements. At June 30, 2004, the total amount of collateral pledged under these agreements was approximately $4.5 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2003	$4,133	$342	$4,475
Net change in collateral pledged	(89)	129	40

Balance at June 30, 2004	$4,044	$471	$4,515

Cash Flows

Net cash provided by operating activities consists of net income (loss), adjusted by certain items not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net income (loss) to determine cash flows from operations include depreciation and amortization, income from discontinued operations, stock-based compensation, disposition of non-core services and other assets and certain restructuring charges. Net cash provided by operating activities totaled $17.5 million for the six months ended June 30, 2004, consisting of our net income of $50.2 million offset by changes in operating assets and liabilities of $8.8 million, primarily related to an increase in our deferred revenues, an increase in our accounts receivable balance, offset by adjustments not affecting cash flows of $23.9 million. Adjustments not affecting cash flows provided by operating activities primarily consist of income and gain on sale of our Payment Solutions business of $31.4 million, accounted for as a discontinued operation, non-cash restructuring and other charges, net of $400,000 and gains from our equity investments of $458,000, partially offset by depreciation and amortization of $7.3 million, and a non-cash compensation charge of $981,000.

Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2003. Net cash provided by operating activities for the six months ended June 30, 2003, consisting of our net loss from continuing operations of $17.8 million offset by changes in operating assets and liabilities of $4.7 million and adjustments not affecting cash flows of $23.4 million Changes in operating assets and liabilities primarily related to a restructuring reserve for excess facilities of $4.0 million and an IRS payroll tax settlement payable of $4.0 million, offset by a receivable of $3.0 million from a litigation settlement that was collected in December 2003. Adjustments not affecting cash flows primarily consist of depreciation and amortization of $9.8 million, an impairment charge for certain equity investments of $12.2 million and the write off of certain assets in connection with the restructuring of $1.9 million.

Net cash used by investing activities totaled $82.6 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, we paid $165.0 million to acquire Switchboard, which included transaction costs, partially offset by $56.4 million in cash and marketable securities held by Switchboard, resulting in a net cash outflow of $108.6 million to acquire Switchboard. Additionally, we also invested $63.3 million in long term investments and purchased $4.3 million of property and equipment. Partially offsetting our cash outflow in investing activities, were proceeds of $82.0 million from the sale of our Payment Solutions business and $11.2 million from the maturity of our short-term investments.

Net cash used by investing activities totaled $16.9 million for the six months ended June 30, 2003. The key components in our cash used by investing activities during the six months ended June 30, 2003 were $27.5 million invested in short-term investments, $386,000 to purchase fixed assets, and $270,000 in business acquisition costs for the final payment of certain assets acquired from eCash Technologies in 2002. Offsetting these amounts were proceeds of $11.1 million from the sale of certain equity investments.

Net cash provided by financing activities in the six months ended June 30, 2004 and 2003 was $10.9 million $1.1 million, respectively. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of our shares through our employee stock purchase plan.

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions, if consummated, may use a significant portion of our cash balances and marketable investments. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Balance Sheet Commentary

As of June 30, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and we believed that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. Our payroll tax returns for the year 2000 have been audited by the IRS and we have received an examination report from the IRS disallowing the claim for the refund of $13.2 million. We intend to appeal that determination by the IRS and/or seek recovery from the former officer. We believe that we have meritorious arguments to recover this refund and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue provides guidance for evaluating whether an investment is other-than-temporarily impaired and should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. We do not anticipate that the effect of adopting the provisions of this consensus will be material to our financial position or results of operations.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR BUSINESS

We have a history of incurring net losses, we may continue to incur net losses, and we may not achieve profitability on an annual basis or sustain profitability.

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of June 30, 2004, we had an accumulated deficit of approximately $1.2 billion. We may continue to incur net losses in the future. Some of our operating expenses are fixed. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions, or restructuring charges. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in our last four fiscal quarters, we have yet to achieve profitability on an annual basis. Further, we may not be able to sustain profitability on a quarterly or annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals and wireless carriers, for distribution or usage of our products and application services. We generated approximately 52%, 49% and 43% of our total revenues through our relationships with our top ten distribution partners for the second quarter of 2004, the first quarter of 2004 and fourth quarter of 2003, respectively. These percentages exclude revenues from our Payment Solutions business, which is presented as a discontinued operation in our Consolidated Statements of Operations. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search and directory products, and most of these partners are development-stage companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships.

Certain of our agreements with our distribution partners will come up for renewal or expire during 2004, and our wireless carrier contracts generally come up for renewal on an annual basis. Also, if a distribution partner does not comply with their agreement with us, we may terminate the agreement. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our operating results and net earnings. In particular, competition is increasing for consumer traffic in the search and directory markets and we are currently experiencing pricing pressure in our wireless business. We anticipate that the cost of our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new revenue sharing arrangements on less favorable terms.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented approximately 90% and 91% of our revenues for the second and first quarter of 2004, respectively. Overture, Cingular, Google and Verizon each accounted for more than 10% of our revenues in the six-month period ended June 30, 2004. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results would materially suffer.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	the effects of acquisitions by us (including our acquisition of Switchboard Incorporated), or our customers or our distribution partners;

•	the loss, termination or reduction in scope of key customer, distribution and content relationships;

•	increases in the costs or availability of content for or distribution of our products;

•	the impact on revenues or profitability of changes in pricing for our products and services, or shifts in the mix of products and services we provide to our customers;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	litigation expense; and

•	the adoption of new regulations or accounting standards, including a proposal which would require us to expense our employee stock options.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, in 2003 we completed an in-depth analysis of our business, and have since narrowed our strategic focus to our Search & Directory and Mobile businesses. Businesses and services falling outside of these areas, including our Payment Solutions business, were sold or otherwise divested. There can be no assurance that our increased focus on and investment in our core businesses will produce better financial results than we would have achieved with our prior businesses or that we will be successful in effectively utilizing the proceeds of the sale. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

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

We have acquired a number of technologies and businesses in the past, and may engage in further acquisitions in the future. For example, in November 2003 we acquired Moviso LLC, a provider of mobile media content, entertainment and personalization services, and in June 2004, we acquired Switchboard Incorporated, a provider of local online advertising solutions and Internet-based yellow pages.

Acquisitions may involve use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or amortization expenses related to certain intangible assets. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions also involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	the dilutive effect on earnings per share as a result of incurring operating losses and the amortization of acquired intangible assets for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our customers or those of the acquired companies, or breaching of a material contract due to the consummation of the acquisition;

•	impairing relationships with our employees or those of the acquired companies;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On July 29, 2004, the closing price of our common stock was $36.57. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile data services markets;

•	announcements or publicity relating to litigation and similar matters;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts; and

•	the adoption of new regulations or accounting standards, including a proposal that would require us to expense our employee stock options.

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

We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. Further, our musical composition licenses for the creation of mobile content consisting of ringtones generally require royalty payments on a “most favored nation” basis, which requires us to pay the highest royalty paid to any licensor to all such licensors. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a negative impact on our net earnings. If we fail to enter into or maintain satisfactory arrangements with content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our operating results. Additionally, our content license and royalty fees will increase to the extent that our revenues related to such products and services increase and may increase as a percent of revenues as a result of price competition for our products and services and the mix of our product sales.

We are subject to legal proceedings that could result in liability and damage our business.

We have been, and expect to continue to be, subject to legal proceedings and claims. Approximately ten lawsuits against us are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that we believe are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought. We maintain insurance which may cover some defense costs and some of the claims, should we not prevail. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against us. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 7 to our consolidated financial statements.

We may not be able to collect all or a portion of our payroll tax receivable.

As of June 30, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and we believed that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. Our payroll tax returns for the year 2000 have been audited by the IRS and we have received an examination report from the IRS disallowing the claim for the refund of $13.2 million. We intend to appeal that determination by the IRS and/or seek recovery from the former officer. We believe that we have meritorious arguments to recover this refund and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

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

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; Boston, Massachusetts; and Papendrecht, The Netherlands. We have not yet completed our disaster recovery and redundancy planning, and none of our data centers are currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

Furthermore, we have entered into service level agreements with most of our wireless carrier customers and certain other customers. These agreements sometimes call for specific system up times and 24/7 support, and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under our agreements, harm our reputation and result in the loss of customers and distributors.

If we are unable to retain our key employees, we may not be able to successfully manage our business.

Our business and operations are substantially dependent on the performance of our executive officers and key employees, who are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, and are unable to recruit and retain a suitable successor, we may not be able to successfully manage our business or achieve our business objectives.

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

As the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, expenditure of resources in developing customer and distribution relationships and the increased costs of supporting remote operations.

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

The Internet industry (including the search and directory segments) and wireless industry have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

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

The growth and development of the Internet has led to new laws and regulations, as well as the application of existing laws to the Internet and wireless communications. Application of these laws can be unclear. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

Several federal or state laws, including the following, could have an impact on our business. Recent federal laws include those designed to restrict the online distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for online services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms, or insurance, securities brokerage and legal services.

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

The Federal Trade Commission (“FTC”) has recommended to search engine providers that paid-ranking search results be delineated from non-paid results. To the extent that the FTC may in the future issue specific requirements regarding the nature of such delineation, which would require modifications to the presentation of search results, revenue from the affected search engines could be negatively impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

Item 4.—Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 10, 2004, the following proposals were adopted by the margin indicated:

1. To elect three Class II directors to serve for the ensuing class term and until their successors are duly elected.

Nominee	Shares Voted For	Votes Withheld
Richard D. Hearney	25,830,547	1,552,473

Rufus W. Lumry, III	27,003,191	379,829

James F. Voelker	26,839,507	543,513

2. To ratify the appointment of Deloitte & Touche LLP as independent auditors for InfoSpace for the fiscal year ending December 31, 2004:

Shares Voted
For	27,086,387

Against	279,939

Abstain	16,695

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

b. Reports on Form 8-K

(i) Current Report on Form 8-K dated March 31, 2004, filed with the SEC on April 14, 2004, with respect to InfoSpace’s sale of its Payment Solutions business, reported pursuant to Items 2 and 7.

(ii) Current Report on Form 8-K dated April 28, 2004, furnished to the SEC on May 5, 2004, with respect to announcement of InfoSpace’s financial results for the quarter ended March 31, 2003, reported pursuant to Item 12.

(iii) Current Report on Form 8-K dated March 31, 2002, filed with the SEC on May 25, 2004, amending InfoSpace’s Form 8-K dated March 31, 2004 relating to InfoSpace’s sale of its Payment Solutions business, reported pursuant to Items 2 and 7.

(iv) Current Report on Form 8-K dated June 3, 2004, filed with the SEC on June 18, 2004, with respect to InfoSpace’s acquisition of Switchboard Incorporated, reported pursuant to Items 2 and 7.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David E. Rostov
David E. Rostov
Chief Financial Officer

Dated: July 30, 2004