Form 10-Q
period 2004-09-30
INFOSPACE INC
filed 2004-11-02
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, Par Value $.0001	32,726,394

INFOSPACE, INC.

FORM 10-Q

	Part I—Financial Information
Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2004 and 2003	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Overview	17

	Results of Operations	20

	Liquidity and Capital Resources	26

	Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

	Part II – Other Information

Item 1.	Legal Proceedings	38

Items 2, 3, 4 & 5	Not applicable with respect to the current reporting period	38

Item 6.	Exhibits	38

Signature		39

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$194,046	$223,858
Short-term investments, available-for-sale	46,111	71,465
Accounts receivable, net of allowance of $903 and $911	44,763	24,585
Notes and other receivables, net of allowance of $90 and $11,841	6,881	4,454
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	4,680	3,425
Assets of discontinued operations	—	58,366

Total current assets	309,695	399,367
Long-term investments, available-for-sale	70,259	—
Property and equipment, net	15,085	13,281
Other investments	—	1,396
Goodwill	149,870	57,133
Other intangible assets, net	41,509	20,388
Other long term assets	1,447	750

Total assets	$587,865	$492,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364	$4,363
Accrued expenses and other current liabilities	34,168	29,529
Deferred revenue	9,971	3,315
Liabilities of discontinued operations	—	8,501

Total current liabilities	47,503	45,708
Long-term liabilities
Long-term deferred revenue	—	75
Deferred taxes	5,390	—

Total long-term liabilities	5,390	75

Total liabilities	52,893	45,783
Contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—Authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—Authorized, 900,000,000 shares; issued and outstanding 32,519,439 and 31,470,635 shares	3	3
Additional paid-in capital	1,732,983	1,707,617
Accumulated deficit	(1,198,750)	(1,262,294)
Accumulated other comprehensive income	736	1,206

Total stockholders’ equity	534,972	446,532

Total liabilities and stockholders’ equity	$587,865	$492,315

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues (including related party revenues of $0, $7, $0, and $190, respectively)	$67,151	$31,232	$169,680	$93,200

Operating expenses:
Content and distribution	24,537	7,389	60,034	16,271
Systems and network operations	3,498	2,240	10,529	8,404
Product development	6,436	3,747	16,454	13,610
Sales and marketing	6,212	3,999	16,753	12,655
General and administrative	9,565	7,372	28,057	24,376
Depreciation	1,681	2,342	5,225	8,852
Amortization of intangible assets	3,061	1,622	6,804	4,867
Impairment of other intangible assets	—	1,151	—	1,151
Restructuring charges and other, net	(246)	1,405	(2,856)	15,830

Total operating expenses	54,744	31,267	141,000	106,016

Operating income (loss)	12,407	(35)	28,680	(12,816)
Gain (loss) on equity investments	(33)	74	425	(11,940)
Other income, net	1,000	681	3,161	7,470

Income (loss) from continuing operations before income taxes	13,374	720	32,266	(17,286)
Income tax benefit (expense)	(18)	85	(121)	152

Income (loss) from continuing operations	13,356	805	32,145	(17,134)
Discontinued operations:
Income from discontinued operations, net of taxes	—	787	31,399	927

Net income (loss)	$13,356	$1,592	$63,544	$(16,207)

Earnings per share - Basic:
Income (loss) from continuing operations	$0.42	$0.03	$1.01	$(0.55)
Income from discontinued operations	$—	$0.02	$0.98	$0.03

Basic net income (loss) per share	$0.42	$0.05	$1.99	$(0.52)

Weighted average shares outstanding used in computing basic net income (loss) per share	32,183	31,337	31,889	31,157

Earnings per share - Diluted:
Income (loss) from continuing operations	$0.37	$0.03	$0.90	$(0.55)
Income from discontinued operations	$—	0.02	$0.87	0.03

Diluted net income (loss) per share	$0.37	$0.05	$1.77	$(0.52)

Weighted average shares outstanding used in computing diluted net income (loss) per share	36,411	33,259	35,955	31,157

Comprehensive income (loss):
Net income (loss)	$13,356	$1,592	$63,544	$(16,207)
Foreign currency translation adjustment	88	(19)	(81)	538
Unrealized gain (loss) on investments	198	(58)	(389)	(506)

Comprehensive income (loss)	$13,642	$1,515	$63,074	$(16,175)

See accompanying notes to unaudited condensed consolidated financial statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$63,544	$(16,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(31,399)	(927)
Depreciation and amortization	12,029	13,719
Impairment of other intangible assets	—	1,151
Warrant and stock-related revenue	—	(135)
Warrant and stock-based compensation expense	981	360
Bad debt expense (recovery)	276	(1,066)
Loss (gain) on equity investments	(425)	11,940
Restructuring charges and other, net	(400)	2,059
Loss on disposal of assets	28	451
Gain on sale of non-core services	—	(4,152)
Other	19	(46)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(18,933)	(974)
Notes and other receivables	(763)	(2,066)
Prepaid expenses and other current assets	(162)	(896)
Other long-term assets	(697)	81
Accounts payable	(3,926)	(1,875)
Accrued expenses and other current liabilities	4,336	18,378
Deferred revenue	6,581	231
Discontinued operations net assets	—	4,965

Net cash provided by operating activities	31,089	24,991
Investing activities:
Business acquisitions, net of cash acquired	(115,633)	(270)
Purchase of intangible assets	—	(55)
Purchases of property and equipment	(6,864)	(780)
Proceeds from the sale of assets	320	—
Proceeds from the sale of non-core services	—	3,070
Proceeds from the sale of discontinued operation	82,000	—
Proceeds from the sale of equity investments	81	11,937
Short-term investments, net	24,965	49,113
Long-term investments, net	(70,259)	—

Net cash provided (used) by investing activities	(85,390)	63,015
Financing activities:
Proceeds from exercise of stock options	23,342	2,222
Proceeds from issuance of stock through employee stock purchase plan	1,147	906

Net cash provided by financing activities	24,489	3,128

Net increase (decrease) in cash and cash equivalents	(29,812)	91,134
Cash and cash equivalents:
Beginning of period	223,858	120,092

End of period	$194,046	$211,226

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

On July 1, 2004, the Company acquired the assets of Atlas Mobile, Inc. (“Atlas Mobile”), a provider of mobile multi-player tournament games, for $6.3 million in cash. The results of operations have been included in the Company’s consolidated results from the date of acquisition.

On June 3, 2004, the Company completed the acquisition of Switchboard Incorporated (“Switchboard”). Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding stock of Switchboard in exchange for cash of $159.4 million, plus estimated transaction fees of approximately $6.3 million, for an aggregate purchase price of approximately $165.7 million. As of the acquisition date, Switchboard had approximately $56.4 million in cash and marketable securities and no debt. The acquisition of Switchboard has been accounted for under the purchase method of accounting. The results of operations of Switchboard are included in the Company’s consolidated results from the date of acquisition.

On March 31, 2004, the Company completed the sale of its Payment Solutions business to Lightbridge, Inc. (“Lightbridge”), for $82.0 million in cash. The operating results of the Payment Solutions business have been presented as discontinued operations in the Condensed Consolidated Statements of Operations and on the Condensed Consolidated Balance Sheets.

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

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

To estimate compensation expense that would be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	Employee Stock Option Plans				Employee Stock Purchase Plan
Risk-free interest rate	3.51%	3.14%	3.62%	2.77%	1.78%	0.97%	1.32%	1.48%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	67%	68%	65%	79%	78%	44%	69%	80%
Expected life	5 years	5 years	5 years	5 years	6 months	6 months	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income (loss) for the three and nine months ended September 30, 2004 and 2003 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss) as reported	$13,356	$1,592	$63,544	$(16,207)
Stock based compensation, as reported	—	53	1,575	(173)
Pro forma stock based compensation determined under fair value based method for all awards	(10,499)	(9,564)	(27,196)	(16,301)

Pro forma net income (loss) under fair value method for all stock based awards	$2,857	$(7,919)	$37,923	$(32,681)

Basic net income (loss) per share, as reported	$0.42	$0.05	$1.99	$(0.52)
Pro forma basic net income (loss) per share	$0.09	$(0.24)	$1.19	$(1.05)
Diluted net income (loss) per share, as reported	$0.37	$0.05	$1.77	$(0.52)
Pro forma diluted net income (loss) per share	$0.08	$(0.24)	$1.09	$(1.05)

3. Acquisitions and Dispositions

On June 3, 2004, the Company completed the acquisition of Switchboard, a provider of local online advertising and Internet based yellow pages. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding stock of Switchboard for $7.75 per share in cash totaling approximately $159.4 million, plus estimated transaction fees of approximately $6.3 million, for an aggregate purchase price of approximately $165.7 million. The Company acquired Switchboard to further expand its presence in the online directory industry, because of Switchboard’s brand name and trademark recognition and existing traffic base, among other items. As of the acquisition date, Switchboard had approximately $56.4 million in cash and marketable securities and no debt.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

(in thousands)
Tangible assets acquired	$59,565
Liabilities assumed	(2,927)

Net book value of net assets assumed	56,638
Fair value adjustments:
Trademark and trade name	15,400
Contractual relationships	5,600
Developed core technology	1,600
Merchant listings	325

Fair value of net assets acquired	$79,563

Purchase price:
Cash	$159,392
Acquisition costs	6,309
Deferred tax liability	5,390

Less fair value of net assets acquired	(79,563)

Excess of purchase price over net assets acquired, allocated to goodwill	$91,528

The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. The expected life of the developed core technology is assumed to be three years, after which substantial modifications and enhancements would be required for the technology to remain competitive. The expected lives of the customer contracts and merchant listings are assumed to range between one and three years, which is consistent with the expected cash flows from the contracts and merchant listings. The Company has determined that the acquired trademark and trade name have indefinite lives, and, therefore, these intangible assets will not be amortized to expense unless a determination is made in the future that the useful lives are definite or the assets are determined to be impaired. The Company evaluates the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.

The allocation of the purchase price is subject to adjustments, which may include adjustments to assumed accounts receivable, accounts payable, fixed assets, prepaid expenses and other assets. Management of the Company recently finalized its plan for the integration of Switchboard, including assessment of resource and infrastructure requirements, which resulted in an adjustment to the initial purchase price allocation, which is reflected in the amounts above.

The unaudited financial information in the table below summarizes the combined results of operations of InfoSpace and Switchboard, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each three- and nine-month period presented. The unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2004 combines the historical results of operations of InfoSpace for the nine months ended September 30, 2004 and the historical results of Switchboard for the period from January 1 to June 3, 2004. The unaudited pro forma condensed combined statement of operations for the three and nine months ended September 30, 2003, combines the historical results of operations of InfoSpace for the three and nine months ended September 30, 2003, and the historical results of Switchboard for the three and nine months ended September 30, 2003. The following amounts are in thousands, except per share data:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenue	$67,151	$35,340	$176,786	$104,623
Net income (loss)	$13,356	$2,354	$63,550	$(14,862)
Basic income (loss) per share	$0.42	$0.08	$1.99	$(0.48)
Diluted income (loss) per share	$0.37	$0.07	$1.77	$(0.48)

On July 1, 2004, the Company acquired the assets of Atlas Mobile, a provider of mobile multi-player tournament games, for $6.3 million in cash plus acquisition costs of $49,000. The purchase price was allocated to the assets acquired based on their estimated fair values as follows (in thousands):

(in thousands)
Fair value adjustments:
Contractual Relationships	1,000
Content	1,900
Developed core technology	2,100

Fair value of assets acquired	$5,000

Purchase price:
Cash	$6,349
Less fair value of net assets acquired	(5,000)

Excess of purchase price over assets acquired, allocated to goodwill	$1,349

On March 31, 2004, the Company consummated the sale of its Payment Solutions business. The sale of the Company’s Payment Solutions business resulted in a net gain of $29.1 million, comprised of aggregate proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million) and transaction related costs of $3.6 million, which consist of investment banking fees, legal fees and employee related costs.

In connection with the sale of the Payment Solutions business, the Company has agreed to indemnify the buyer for liability, if any, resulting from the plaintiffs’ claims relating to certain outstanding litigation (Note 7). The Company has determined the fair value of such indemnification to be negligible.

4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

The treasury stock method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the treasury stock method, stock options and warrants to purchase 4,228,008 and 4,065,120 shares of common stock were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2004, respectively. Stock options and warrants to purchase 1,189,398 and 1,772,662 shares of common stock were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2004, respectively, as they were antidilutive. Stock options and warrants to purchase 1,079,483 and 6,933,880 shares of common stock were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2003, respectively, as they were antidilutive.

5. Net gain (loss) on investments.

The Company has invested in equity instruments of public and privately held companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of the companies in which it has invested, and therefore accounts for such investments under the cost method. The Company accounts for its equity investments in public companies in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and SEC Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review by the Company’s senior finance personnel. For investments with publicly quoted market prices, the Company compares the market price to the Company’s accounting basis and, if the quoted market price is less than the Company’s accounting basis for an extended period of time, the Company then considers additional factors to determine whether the decline in fair value is other-than-temporary, such as the financial condition, results of operations and operating trends for the investee company. The Company also reviews publicly available information regarding the investee companies, including reports from research analysts. The Company also evaluates whether: 1) the Company has both the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; 2) the decline in fair value is attributable to specific adverse conditions affecting a particular investment; 3) the decline is attributable to more general conditions in an industry or geographic area; 4) the decline in fair value is attributable to seasonal factors; 5) a debt security has been downgraded by a rating agency; 6) the financial condition of the issuer has deteriorated; and 7) if applicable, dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made. For investments in private companies with no quoted market price, the Company considers similar qualitative factors as noted above and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than-temporary declines in fair value below the Company’s accounting basis.

Gain (loss) on equity investments for the three and nine months ended September 30, 2004 and 2003 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss on sales of equity investments	$—	$(73)	$—	$(506)
Other-than-temporary investment impairments	—	—	(916)	(12,193)
Increase (decrease) in fair value of warrants	(33)	147	1,341	759

Net gain (loss) on equity investments	$(33)	$74	$425	$(11,940)

During the nine months ended September 30, 2004, the Company recognized a $1.4 million increase in the fair value of one of its warrants to purchase shares in a privately held company and, subsequently, the warrant was purchased for $1.4 million as part of the sale of the privately held company. Additionally, the Company determined that there was an other-than-temporary impairment of certain of its equity investments in privately held companies and recorded a loss of $916,000 during the nine months ended September 30, 2004.

During the nine months ended September 30, 2003, the Company sold one of its investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million, and sold investments in publicly held companies and recognized a loss of $2.2 million on proceeds of $5.2 million, for an aggregate net loss of $506,000. Additionally, the Company determined that there was an other-than-temporary impairment of certain of its equity investments in privately held companies and recorded a loss of $12.2 million during the nine months ended September 30, 2003.

As of September 30, 2004, the Company has sold or otherwise disposed of substantially all of its investments in publicly and privately held companies.

6. Payroll Taxes

As of September 30, 2004, the Company had $13.2 million recorded as a payroll tax receivable. In October 2000, Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer, exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service (“IRS”) $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period from a merger involving the Company, the former officer was restricted from transferring or selling the stock until February 2001. Management of the Company believed that the Treasury Regulations provide that taxable income is not recognized until this restriction has lapsed. The Company, therefore, returned the federal income tax withholding to the former officer and filed an amendment to its payroll tax return to request the tax refund. The Company’s payroll tax returns for the year 2000 have been audited by the IRS. The Company has received an examination report from the IRS disallowing the claim for the refund of $13.2 million. The Company is appealing that determination by the IRS and may seek recovery from the former officer. The Company believes that it has meritorious arguments to recover this receivable and that recovery of this receivable is probable. However, there can be no assurance regarding the timing, structure or extent of the Company’s recovery of this payroll tax receivable.

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. The Company recorded a charge to other operating expenses of $4.0 million, which included penalties and estimated interest, during the three months ended March 31, 2003. Pursuant to the settlement agreement, the Company is relieved of any further withholding tax liability with respect to those certain former employees. In September 2004, the Company received the final assessment from the IRS and, accordingly, paid the IRS. The interest charges were less than originally estimated and, as a result, the Company recognized a credit of approximately $246,000 as part of Restructuring charges and other, net in the Consolidated Statement of Operations in the three months ended September 30, 2004.

7. Contingencies

Litigation:

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington (King County). The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company, entities related to several of the individual defendants, and the Company’s auditor; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, that certain defendants were unjustly enriched by engaging in insider trading, and that certain defendants breached their fiduciary duties in connection with the Go2Net Inc., Prio, Inc., and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust as well as monetary damages. The complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The special litigation committee of the Company’s Board of Directors (“SLC”), with the assistance of independent legal counsel, conducted an investigation relating to the complaint allegations, and in March 2002, filed a motion to terminate this derivative action. In May 2003, the court entered an order on the motion to terminate the action and related motions. In its May 2003 order, the court terminated the breach of fiduciary duty claims regarding the merger with Prio, Inc., terminated the claims against one defendant and his related entities, and stayed the case as to the remaining claims. In June 2003, the SLC filed a motion for discretionary review in the Washington Court of Appeals requesting appellate review of the trial court’s order. The Court of Appeals has denied the SLC’s motion for discretionary review. On October 11, 2004, the court granted plaintiff’s motion to lift the stay, which will allow the case to proceed.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of Washington (King County) entitled InfoSpace Inc. v. Naveen Jain, et al. The complaint names as defendants Naveen Jain, the Company’s former chairman and chief executive officer; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The Company seeks injunctive relief and monetary damages in an amount to be proven at trial. In March 2003, Intelius filed its answer to the Company’s complaint, denying the Company’s claims and asserting various counterclaims against the Company, including breach of fiduciary duty, defamation and unfair competition. In May 2003, the Court issued an oral decision denying the Company’s motion for preliminary injunction against Jain, Marcus and Intelius. In November 2003, Intelius voluntarily dismissed their counterclaims and the Company voluntarily dismissed certain claims against Marcus. In January 2004, the Court granted summary judgment in favor of Jain and Marcus on the Company’s claim for breach of contract. The Company is appealing that ruling, among others. The Company believes that it has meritorious bases for its appeal, but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington (King County) seeking to rescind its acquisition of FreeYellow that closed in October 1999, and in the alternative, seeking damages. Molino denied the allegations and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. In August 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial occurred in August 2002, and the jury returned a verdict in favor of Go2Net on its WSA claim. In January 2003, the judge entered a judgment pursuant to which Molino owes Go2Net $1.2 million plus interest at 12% per annum from December 31, 2002. Molino is appealing the judgment, and oral argument before the Washington Court of Appeals was held in March 2004. The Court of Appeals’ decision is pending.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claims to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net; the case is now captioned Patrick O’Keefe II, et al. v. David O’Heaps, et al. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment. Pursuant to the Company’s sale of Authorize.Net to Lightbridge, the Company has agreed to indemnify Lightbridge for liability, if any, resulting from the plaintiffs’ claims. The Company believes Authorize.Net and Go2Net have meritorious defenses to these claims, but litigation is inherently uncertain and they may not prevail in this matter.

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (“RICO”) and Washington Securities Act and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million, but plaintiff’s various damages estimates describe a broader range of purported damages. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, John Richards, a former Company employee, amended his answer to the complaint to assert a third-party claim for indemnification against the Company. In February 2004, Jain amended his answer to assert a third-party claim for indemnification against the Company. In July 2004, the Court dismissed with prejudice the plaintiff’s RICO and conspiracy claims against Jain and Richards. In October 2004, the Court dismissed with prejudice plaintiff’s Washington Securities Act claim and those claims against Jain based on common law fraud and on a purported agency relationship between Richards and Jain. The Company believes it has meritorious defenses to the claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). As in the Enger v. Richards case (above) to which it is related, this action alleges claims under RICO and the Washington Securities Act, and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. The complaint seeks damages that the plaintiff estimates to be $174.8 million. In April 2004, Jain filed an answer in which he asserts a third party claim for indemnification against the Company. In June 2004, the Court dismissed with prejudice the plaintiff’s RICO claim against Jain and Richards. In July 2004, Richards filed an answer in which he asserts a third party claim for indemnification against the Company. The Company believes it has meritorious defenses to the claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On September 26, 2001, a complaint entitled Dreiling v. Kellett, et al. was filed by a shareholder plaintiff in the United States District Court for the Western District of Washington. The complaint sought disgorgement of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain, and certain Jain trusts as defendants. The complaint does not seek damages or other remedies from the Company. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million. The Court approved that settlement in June 2003 and awarded to plaintiff’s counsel fees equal to 25% of the settlement amount, plus the costs of the action, with the balance of the settlement accruing to the Company. The Company recognized a gain of $4.1 million in the second quarter of 2003 for this settlement which was collected in 2003. The complaint was subsequently recaptioned Dreiling v. Jain, et al., and in May 2003, the Court granted plaintiff’s motion for summary judgment against the Jains and found that they were liable for violating Section 16(b). In August 2003, the Court entered judgment against the Jains in the amount of approximately $247 million, consisting of damages plus prejudgment interest. The Jains are appealing that judgment, and the outcome of the appeal is inherently uncertain.

On August 28, 2003, the Jains filed a complaint entitled Naveen Jain, et al. v. InfoSpace, Inc., et al. in Superior Court in the State of Washington (King County) against the Company and other parties, seeking declaratory relief and damages based on defendants’ alleged actions in connection with the transactions underlying the $247 million judgment entered against the Jains in the Dreiling v. Jain, et al. litigation described above. In May 2004, the Court ordered the case stayed pending a ruling from the Ninth Circuit on the Jains’ appeal from the trial court’s decision in the Dreiling matter. Later in May, the chief civil judge of King County ordered this lawsuit consolidated with the lawsuit identified in the paragraph immediately below (which lawsuit has also been stayed) and another lawsuit (which lawsuit has also been stayed) involving the Jains but not involving the Company. The consolidated lawsuits are pending before the trial judge assigned in the lawsuit identified in the paragraph immediately below. The Jains have asked the Washington Court of Appeals to reverse the trial court’s stay of the lawsuit. That appellate request is pending. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

On August 29, 2003, the Jains amended a complaint entitled Naveen Jain, et ux. v. Clarendon American Insurance Company, et al. in Superior Court in the State of Washington (King County) to add the Company as a defendant. The amended complaint asserts claims against InfoSpace and certain insurance companies providing directors’ and officers’ liability insurance (“D&O Insurance”) to InfoSpace and its current and former directors and officers for the period covered by the Dreiling v. Jain, et al. litigation described above. The Jains allege in their complaint that the D&O Insurance should be available to offset the Jains’ $247 million judgment entered in Dreiling v. Jain. In addition, the Jains allege that InfoSpace interfered with a potential settlement and thus InfoSpace should be liable for the Dreiling v. Jain judgment. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

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

Other Contingencies:

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and a bank guaranty for certain of its property leases. On September 30, 2004, the total amount of collateral pledged under these agreements was approximately $4.6 million.

8. Restructuring Charges and Other, Net

Restructuring charges and other, net for the three and nine months ended September 30, 2004 and 2003, consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Restructuring charges	$—	$(128)	$222	$10,490
Other, net	(246)	1,533	(3,078)	5,340

Restructuring charges and other, net	$(246)	$1,405	$(2,856)	$15,830

In June 2004, the Company recorded a restructuring charge adjusting its estimated reserves for its future excess facilities costs, based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs or the cost to terminate the excess facilities leases. During June 2004, the Company entered into lease termination agreements with its landlord for the majority of its excess facilities. The aggregate cost to terminate such leases amounted to approximately $2.4 million, of which $1.1 million has been paid and the balance of $1.3 million as of September 30, 2004 will be paid in December 2004.

In April 2003, the Company announced a reduction in its workforce and, as part of the workforce reduction, consolidated its corporate facilities. The Company recorded $10.5 million in charges relating to those restructuring activities in the nine months ended September 30, 2003. The restructuring charges consist of $3.9 million in employee severance and other separation charges, a $4.3 million charge related to its excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, and $405,000 of lease termination costs. The estimated future excess facilities cost is based on reducing the present value of future committed lease payments by the estimated sublease rental income, net of estimated sublease costs. During the three months ended March 31, 2003, a restructuring charge of $167,000 was recorded which primarily related to the realized loss on foreign currency fluctuations due to the closure of the Company’s Australian operations.

As of September 30, 2004, the accrued liability associated with restructuring related charges was $1.8 million, which is included in Accrued expenses and other current liabilities, and restructuring charges and payments in the nine months ended September 30, 2004 consisted of the following (in thousands):

	Employee Separation	Excess Facilities	Total
Balance at December 31, 2003	$656	$3,918	$4,574
Costs charged to expense	3	219	222
Payment or reduction of expense	(656)	(2,251)	(2,910)

Balance at September 30, 2004	$—	$1,886	$1,886

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The Company recorded a charge of $4.0 million, which includes penalties and estimated interest, in the nine months ended September 30, 2003. In September 2004, the Company received the final assessment from the IRS and, accordingly, paid the IRS. The interest charges were less than originally estimated and, as a result, the Company recognized a credit of approximately $246,000 in the three months ended September 30, 2004.

Additionally, during the nine months ended September 30, 2004, the Company settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, the Company received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. The Company previously recorded a full valuation allowance related to the promissory notes and related interest. The Company also recorded a charge of $1.2 million related to the separation of a former executive officer.

Other, net charges of $1.5 million for the three months ended September 30, 2003 primarily consist of a $7.5 million charge for the settlement of a pending litigation matter, partially offset by a gain of $3.9 million due to the disposition of certain non-core services and a gain of $2.2 million for a tax refund. Additionally, for the nine months ended September 30, 2003, Other, net charges includes the IRS settlement of $4.0 million.

9. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company measures the results of its reportable segments based on operating income or loss before depreciation, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle. This measure is referred to as segment income. Certain indirect expenses are allocated to the reportable business units based on internal usage measurements. However, the Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units.

On July 1, 2004, the Company acquired the assets of Atlas Mobile, Inc., a provider of mobile multi-player tournament games. The results of operations have been included in the operating results of the Mobile segment from the date of acquisition.

On June 3, 2004 the Company completed the acquisition of Switchboard, a provider of local online advertising and Internet based yellow pages. The operating results of Switchboard have been included in the operating results of the Search & Directory segment from the date of acquisition.

On March 31, 2004, the Company consummated the sale of its Payment Solutions business. The operating results of Payment Solutions have been presented as a discontinued operation for all periods presented. Income, net of taxes, from the operating results of Payment Solutions was $2.3 million and $927,000 in the nine months ended September 30, 2004 and 2003, respectively. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions. In addition, the Company recorded a gain on sale of its Payment Solutions business of $29.1 million in the nine months ended September 30, 2004.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for each of the three and nine month periods ended September 30, 2004 and 2003, are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Search & Directory
Revenue	$42,012	$23,777	$109,664	$65,552
Operating expense	23,544	11,492	62,764	29,337

Segment income	18,468	12,285	46,900	36,215
Segment margin	44.0%	51.7%	42.8%	55.2%

Mobile
Revenue	25,139	5,677	60,016	18,650
Operating expense	17,974	4,843	42,540	15,145

Segment income	7,165	834	17,476	3,505
Segment margin	28.5%	14.7%	29.1%	18.8%

Non-Core Services
Revenue	—	1,778	—	8,998
Operating expense	—	917	—	4,895

Income	—	861	—	4,103

Total
Total segment revenue	67,151	31,232	169,680	93,200
Total segment operating expense	41,518	17,252	105,304	49,377

Total segment income	25,633	13,980	64,376	43,823
Total segment margin	38.2%	44.8%	37.9%	47.0%

Corporate
Operating expense	8,730	7,495	26,523	25,939
Depreciation	1,681	2,342	5,225	8,852
Amortization of other intangible assets	3,061	1,622	6,804	4,867
Impairment of intangible assets	—	1,151	—	1,151
Restructuring charges and other, net	(246)	1,405	(2,856)	15,830
(Gain ) loss on investments, net	33	(74)	(425)	11,940
Other income, net	(1,000)	(681)	(3,161)	(7,470)
Income tax expense (benefit)	18	(85)	121	(152)
(Income) loss from discontinued operation, net of tax	—	(787)	(31,399)	(927)

	12,277	12,388	832	60,030

Total Consolidated Net Income (Loss)	$13,356	$1,592	$63,544	$(16,207)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace is a diversified technology and services company comprised of the Search & Directory and Mobile businesses. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We completed our initial public offering on December 15, 1998, and our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

Our Search & Directory services enable Internet users to locate information, merchants, individuals and products online. We offer search and directory services through our branded Web sites, Dogpile.com, Switchboard.com, Webcrawler.com, InfoSpace.com and MetaCrawler.com, as well as through the Web sites of distribution partners. Partner versions of our Search & Directory services are generally private-labeled and delivered with each customer’s unique requirements. Revenue growth in Search & Directory is primarily determined by two key drivers: the number of paid searches and the price per paid search. Generally, each time a user “clicks” on a commercial search result or views a directory listing, the search engine or listing provider pays us a fee. Our search and directory services collectively generated approximately 193 million paid searches in North America during the quarter ended September 30, 2004, compared to approximately 140 million paid searches in North America during the quarter ended September 30, 2003. Average revenue per paid search for the quarter ended September 30, 2004 was approximately $0.17, an increase from average revenue per paid search of approximately $0.14 for the quarter ended September 30, 2003.

Our Mobile division provides mobile media programming to wireless operators across multiple devices, and infrastructure services that enable wireless carriers to deliver the programming to their subscribers. Our wireless carrier partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their customers. Today, we generate revenue primarily through subscriber transactions. We also earn revenue from per subscriber fees, per message fees, professional service fees, set-up fees or through a percentage share of the subscriber revenues. We provide these services in North America and Europe. As of September 30, 2004, we had relationships with many leading wireless carriers, including Cingular Wireless, T-Mobile, Verizon Wireless, and Virgin Mobile UK, and media publishers including BMG, SONY, EMI, Warner and Universal Music Group.

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

Overview of Third Quarter 2004 Operating Results

The following is an overview of our operating results for the three months ended September 30, 2004. A more detailed discussion of our operating results, comparing our operating results for the three and nine months ended September 30, 2004 and 2003 is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended September 30, 2004 were $67.2 million, an increase of $35.9 million from revenues of $31.2 million in the three months ended September 30, 2003. The increase from the three months ended September 30, 2003 was primarily attributable to the growth in our Mobile revenues as a result of increased sales of our media download products as a result of our acquisition of Moviso LLC (“Moviso”) on November 26, 2003, growth in our search revenues from our search distribution business, in which we private label our search products for others to offer on their own Web sites, and growth in our directory revenues as a result of our acquisition of Switchboard on June 3, 2004. These increases were partially offset by the loss of revenues related to our non-core services that were sold or disposed of during 2003.

Total operating expenses for the three months ended September 30, 2004 were $54.7 million, an increase of $23.5 million from operating expenses of $31.3 million in the three months ended September 30, 2003. The increase from the three months ended September 30, 2003 was primarily attributable to an increase in our distribution costs for revenue share amounts due to our distribution partners and content costs associated with our media download products. In addition, we had increases in personnel costs, including salaries and benefits, and amortization of intangible assets, related to our acquisitions of Switchboard, Moviso and Atlas Mobile, and temporary help from contractors and consultants to augment our staffing needs. These increases were partially offset by a reduction in restructuring charges and other, net, of $1.7 million, a decrease in impairment of intangible assets charges of $1.2 million, and a reduction in depreciation expense of $661,000. Content expenses for royalty fees increased in the three months ended September 30, 2004 in connection with the increase in sales of our media download products and distribution costs increased as a result of increases in our search revenues coming from distribution partner arrangements. The decrease in restructuring charges and other, net was the result of a net gain of $246,000 primarily related to the credit for the reversal of estimated interest charges related to an IRS payroll tax settlement recorded in 2003 compared to a net charge of $1.4 million in the three months ended September 30, 2003 primarily related to a $7.5 million charge for the settlement of a pending litigation matter, partially offset by a gain of $3.9 million due to the disposition of certain non-core services and a gain of $2.2 million for a tax refund.

Income from continuing operations for the three months ended September 30, 2004 was $13.4 million compared to $805,000 in the three months ended September 30, 2003. The increase in income from continuing operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily attributable to the items noted above and an increase in other income, primarily interest income.

Net income for the three months ended September 30, 2004 was $13.4 million compared to net income of $1.6 million in the three months ended September 30, 2003. Net income in the three months ended September 30, 2003 included income from discontinued operations of $787,000 related to our Payment Solutions business, which was sold in March 2004. The increase from the prior period is primarily attributable to the items noted above.

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

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, other-than-temporary impairment of investments and accrued contingencies, including liabilities associated with restructurings. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for 2003.

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two business units, Search & Directory and Mobile. In general, we recognize revenues in the period in which the services are performed, products are delivered or the transaction occurs. In certain customer arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement. See “Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for 2003 for a description of products and services and the related revenue recognition policy for each of our business units.

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

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of September 30, 2004, we have approximately $149.9 million of goodwill on our balance sheet, which primarily relates to our Search & Directory reporting unit. Additionally, we also evaluate indefinite lived intangible assets for impairment on an annual basis, and evaluate all of our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.

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

Historical Results of Operations

For the nine months ending September 30, 2004, our net income totaled $63.5 million, including income from discontinued operations and the gain on the sale of our Payment Solutions business in the aggregate amount of $31.4 million. While we have achieved profitability during the last five quarters, prior to that we have incurred losses since our inception and, as of September 30, 2004, had an accumulated deficit of approximately $1.2 billion.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Revenues. Revenues are derived from providing our products and services to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a broad range of customers. In 2003, we sold or otherwise divested all of our non-core services and, as a result, have not had revenues from non-core services in 2004. Revenues for the three and nine months ended September 30, 2004 and 2003 are presented below (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Change from 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Change from 2003
Search & Directory	$42,012	$23,777	$18,235	$109,664	$65,552	$44,112
Mobile	25,139	5,677	19,462	60,016	18,650	41,366
Non-Core Services	—	1,778	(1,778)	—	8,998	(8,998)

Total	$67,151	$31,232	$35,919	$169,680	$93,200	$76,480

The increase in revenues for Search & Directory for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, is primarily due to the growth in our paid search services, in particular, paid searches from our distribution partners’ Web sites and greater revenue per paid search, and directory revenues related to our acquisition of Switchboard in June 2004. In the third quarter of 2004, we generated an aggregate of approximately 193 million paid searches (including both search and directory) in North America, compared to an aggregate of approximately 140 million paid searches in the third quarter of 2003. Average revenue per paid search for the third quarter of 2004 and the third quarter of 2003 was approximately $0.17 and $0.14, respectively. For the three months ended September 30, 2004, search revenues from distribution increased to 60% of our search revenues in North America compared to 39% of our search revenues in the three months ended September 30, 2003. We expect that search distribution revenue will continue to increase as a percentage of our search revenues.

The increase in revenues for Mobile for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, is primarily due to growth in sales of our media download products as a result of our acquisition of Moviso in November 2003. We expect revenues to continue to increase as a result of growth in sales of our media download products, however, our revenues could be negatively impacted from contract renegotiations on the infrastructure services business.

Seasonality

Our Search and Directory services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners in connection with our Search & Directory business, royalty fees related to our media download products for items such as ringtones, graphics and games, and other content or data licenses. Content and Distribution costs for the three and nine months ended September 30, 2004 and 2003 are presented below (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Change From 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Change from 2003
Content and distribution	$24,537	$7,389	$17,148	$60,034	$16,271	$43,763

The absolute dollar increase of content and distribution costs for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, was primarily attributable to the growth in revenues with the corresponding growth in the cost of revenue sharing arrangements with our distribution partners in which we private label our search and directory products for others to offer on their own Web sites and increased sales of our media download products. We anticipate that the cost of our revenue sharing arrangements with our distribution partners will increase as revenues grow. Additionally, royalty fees and content and data license costs will increase as our revenues related to such products and services increase.

Systems and Network Operations. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, communication costs and equipment repair and maintenance. Systems and network operations costs for the three and nine months ended September 30, 2004 and 2003 are presented below (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Change from 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Change from 2003
Systems and Network Operations	$3,498	$2,240	$1,258	$10,529	$8,404	$2,125

The absolute dollar increase in systems and network operations for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, was primarily attributable to increased personnel expenses, primarily salaries, benefits, and other employee related costs as a result of our acquisition of Moviso in November 2003 and Switchboard in June 2004, an increase in temporary help and contractors to augment our staffing as we continue to grow our business, and an increase in computer software maintenance costs. Partially offsetting the increase was a decrease in communications costs related to the renegotiation of certain contracts.

Product Development. Product development expenses consist principally of personnel costs for research, development, support and ongoing enhancements of the products and services we deliver to our customers. Product development expenses for the three and nine months ended September 30, 2004 and 2003 are presented below (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Change from 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Change from 2003
Product Development	$6,436	$3,747	$2,689	$16,454	$13,610	$2,844

The absolute dollar increase for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, was primarily attributable to an increase in personnel costs, primarily salaries, benefits and other employee related costs, as a result of our acquisitions of Moviso in November 2003, Switchboard in June 2004; and Atlas Mobile in July 2004, an increase in temporary help and contractors to augment our staffing as we continue to grow our business, and professional service and consulting fees as we further invest in the development and enhancement of our products and services. Partially offsetting the increase was our reduction of workforce in 2003. Generally, product development costs are not as directly related with changes in revenue as they represent key costs to develop and enhance service offerings. As we continue to invest in our products and services, product development expenses will increase.

Sales and Marketing. Sales and marketing expenses consist principally of personnel costs, advertising, market research, and promotion expenses. Sales and marketing expenses for the three and nine months ended September 30, 2004 and 2003 are presented below (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Change from 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Change from 2003
Sales and Marketing	$6,212	$3,999	$2,213	$16,753	$12,655	$4,098

The absolute dollar increase in sales and marketing expense for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, is primarily attributable to increased advertising, market research and promotion expenses, an increase in personnel costs, primarily salaries, benefits and other employee related costs, as a result of our acquisition of Moviso in November 2003 and Switchboard in June 2004, and an increase in temporary help and contractors to augment our staffing as we continue to grow our business. We anticipate sales and marketing expenses to increase in the future as we continue to invest in marketing initiatives and promotions for our search and directory sites, expand our products and conduct marketing initiatives and promotions for our mobile business.

General and Administrative. General and administrative expenses consist primarily of personnel costs, professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are presented below (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Change from 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Change from 2003
General and Administrative	$9,565	$7,372	$2,193	$28,057	$24,376	$3,681

The absolute dollar increase for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, was primarily attributable to increases in personnel costs, primarily salaries, benefits and other employee related costs, as we completed the hiring of our senior management team in the latter part of 2003, and as a result of our acquisition of Moviso in November 2003 and Switchboard in June 2004, credits to our bad debt expense in 2003, and an increase in professional service fees related to compliance with the Sarbanes-Oxley Act of 2002. The increase was partially offset by a decrease in our occupancy costs, which include facility charges, communication costs and general office expense, as a result of our restructurings, the renegotiation or expiration of certain contracts, and a reduction in our insurance costs. We expect that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters, and we expect increases in professional fees associated with the continuing compliance with the Sarbanes-Oxley Act of 2002.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $1.7 million and $5.3 million during the three and nine months ended September 30, 2004, respectively, compared to $2.3 million and $8.9 million in the three and nine months ended September 30, 2003, respectively. The absolute dollar decrease during the three and nine months ended September 30, 2004 is attributable to certain of our property and equipment reaching the end of its depreciable life.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets includes amortization of customer lists, core technology and other intangibles related to our business acquisitions. Amortization of intangible assets totaled $3.1 million and $6.8 million during the three and nine months ended September 30, 2004, respectively, compared to $1.6 million and $4.9 million in the three and nine months ended September 30, 2003, respectively. The absolute dollar increase during the three and nine months ended September 30, 2004 is attributable to a larger balance of other intangible assets in 2004 due to the acquisition of Moviso in November 2003 and Switchboard and Atlas Mobile in 2004, partially offset by reduced amortization expense associated with intangible assets that were either written off as a result of an impairment or became fully amortized during 2003 and 2004.

Restructuring Charges and Other, Net. Restructuring charges and other, net totaled a net gain of $246,000 and $2.9 million during the three and nine months ended September 30, 2004, respectively, compared to a net charge of approximately $1.4 million and $15.8 million in the three and nine months ended September 30, 2003, respectively, and consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Restructuring charges	$—	$(128)	$222	$10,490
Other, net	(246)	1,533	(3,078)	5,340

Restructuring charges and other, net	$(246)	$1,405	$(2,856)	$15,830

During the three months ended September 30, 2004, we received a final assessment from the IRS for a payroll tax settlement regarding certain aspects of our payroll tax returns for the year 2000, in which we had previously recorded a $4.0 million charge in 2003 that included penalties and estimated interest, and, accordingly, paid the IRS. The interest charges were less than originally estimated and, as a result, we recognized a credit of approximately $246,000 upon our payment of the final assessment. During the three months ended September 30, 2003, we recorded a net charge of $1.4 million related to Other, net charges of $1.5 million which primarily consist of a $7.5 million charge for the settlement of a pending litigation matter, partially offset by a gain of $3.9 million due to the disposition of certain non-core services and a gain of $2.2 million for a tax refund. Additionally, we recorded a benefit of $128,000 related to settling restructuring costs at an amount less than originally estimated.

During the nine months ended September 30, 2004, in addition to the credit of $246,000 previously discussed, we settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, we received $3.3 million in cash and 18,438 shares of our common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned of $1.6 million on the promissory notes. We previously recorded a valuation allowance related to the promissory notes and related interest for $11.6 million. Additionally, we recorded a charge of $1.2 million related to the separation of a former executive officer and a restructuring charge of $222,000 to adjust our estimated reserves for future excess facilities costs.

During the nine-months ended September 30, 2003, in addition to the net charge of $1.4 million previously discussed, we recorded a restructuring charge of $10.5 million related to the announcement of a reduction of our workforce and, as part of the workforce reduction, the consolidation of our corporate facilities. The restructuring charge consisted of $3.9 million in employee severance and other separation charges, a $4.3 million charge related to our excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, and $405,000 of lease termination costs. The estimated future excess facilities cost was based on reducing the present value of future committed lease payments by the estimated sublease rental income, net of estimated sublease costs. We also recorded a restructuring charge of $167,000 primarily related to the realized loss on foreign currency fluctuations due to the closure of our Australian operations. Additionally, in April 2003, we reached a settlement agreement with the IRS regarding certain aspects of the audit of our payroll tax returns for the year 2000 and we recorded a charge of $4.0 million, which includes penalties and estimated interest.

Gain (Loss) on Equity Investments. Gain (loss) on equity investments consists of gains and losses from changes in the fair value of derivative instruments held, realized gains and losses on equity investments and impairment on equity investments. Gain (loss) on equity investments for the three and nine months ended September 30, 2004 and 2003 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss on sales of equity investments	$—	$(73)	$—	$(506)
Other-than-temporary investment impairments	—	—	(916)	(12,193)
Increase (decrease) in fair value of warrants	(33)	147	1,341	759

Net gain (loss) on equity investments	$(33)	$74	$425	$(11,940)

Gains and losses on the sale of investments: During the nine months ended September 30, 2003, we sold one of our investments in a privately held company and recognized a gain of $1.7 million on proceeds of $6.7 million and sold certain investments in publicly held companies and recognized a loss of $2.2 million on proceeds of $5.2 million, for an aggregate net loss of $506,000.

Other-than-temporary equity investment impairment: For certain investments in privately held companies, we determined that there was an other-than-temporary decline in value from those investments and recorded impairment charges of $916,000 and $12.2 million in the nine months ended September 30, 2004 and 2003.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. For the nine months ended September 30, 2004, we recognized a $1.4 million gain from the net increase in fair value of a certain warrant, and we subsequently received $1.4 million in cash as part of the sale of the privately held company, partially offset by a decrease in fair value of certain warrants of $33,000 in the three and nine months ended September 30, 2004. We recorded gains in fair value of certain warrants of $147,000 and $759,000 for the three and nine months ended September 30, 2003.

As of September 30, 2004, we have sold or otherwise disposed of substantially all of our investments in publicly and privately held companies.

Other Income, Net. Other income, net for the three and nine months ended September 30, 2004 totaled $1.0 million and $3.2 million, respectively, and primarily consists of interest income of $1.2 million and $3.1 million, respectively. Other income, net for the three and nine months ended September 30, 2003, totaled $681,000 and $7.5 million, respectively, and primarily consists of interest income of $954,000 and $2.9 million, respectively, and a gain from a legal settlement of $4.1 million for the nine months ended September 30, 2003. The increase in interest income for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was due mainly to available cash and marketable investments on hand to invest, and, to a lesser extent, an increase in interest rates.

Income Tax Benefit (Expense). We have recorded an income tax expense of $18,000 for the three months ended September 30, 2004 and $85,000 of income tax benefit for the three months ended September 30, 2003. We have recorded income tax expense of $121,000 for the nine months ended September 30, 2004 and $152,000 of income tax benefit for the nine months ended September 30, 2003. Income tax benefit and expense are primarily attributable to our international operations and the recognition of alternative minimum tax expense related to our discontinued operations. We expect to continue to record a tax provision for income generated from our international operations in 2004. However, we have provided a full valuation allowance for our net deferred tax assets, primarily consisting of our accumulated federal net operating loss, as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Once we have reached profitability for an extended period and believe that realization is more likely than not, we will reduce a portion or all of the valuation allowance in the period that such a determination is made and record a tax benefit. Following the period in which we reduce the valuation allowance, we would then likely report income tax expense; however, we would pay taxes only to the extent that we would not be able to use our net operating loss carryforwards. At December 31, 2003, our U.S. federal net operating loss carryforward for income tax purposes was approximately $1.1 billion.

Income from Discontinued Operations and Gain on Sale of Discontinued Operation. On March 31, 2004, we consummated the sale of our Payment Solutions business and have reflected income from Payment Solutions as income from discontinued operations. For the nine months ended September 30, 2004, we recorded a gain on the sale of Payment Solutions of $29.1 million, which was comprised of proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), and transaction related costs of $3.6 million, which consist of investment banking fees, legal fees and employee related costs.

We have presented the operating results of Payment Solutions as a discontinued operation for all periods presented. We recorded income, net of taxes, from the operating results of Payment Solutions of zero and $2.3 million in the three and nine months ended September 30, 2004, respectively. We recorded income, net of taxes, from the operating results of Payment Solutions of $787,000 and $927,000 in the three and nine months ended September 30, 2003, respectively. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and marketable investments of approximately $310.4 million, consisting of cash and cash equivalents of $194.0 million, short-term investments available-for-sale of $46.1 million, and long-term investments available-for-sale of $70.3 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2004	2005	2006	2007	2008	Total
Minimum lease payments required	$1,736	$4,929	$3,860	$3,763	$640	$14,928
Less sublease income	(309)	(523)	(127)	—	—	(959)

Net lease payments required	$1,427	$4,406	$3,733	$3,763	$640	$13,969

During June 2004, we entered into lease termination agreements with our landlord for the majority of our excess facilities. The above obligations exclude those lease obligations and the lease termination costs of approximately $2.4 million, of which $1.1 million has been paid and the balance of $1.3 million as of September 30, 2004 will be paid in December 2004.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and a bank guaranty for certain of our property leases and banking arrangements. At September 30, 2004, the total amount of collateral pledged under these agreements was approximately $4.6 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2003	$4,133	$342	$4,475
Net change in collateral pledged	(90)	168	78

Balance at September 30, 2004	$4,043	$510	$4,553

Cash Flows

Net cash provided by operating activities consists of net income (loss), adjusted by certain items not affecting current-period cash flows, and the effect of changes in working capital. Adjustments to net income (loss) to determine cash flows from operations include depreciation and amortization, income from discontinued operations, stock-based compensation, disposition of non-core services and other assets, certain restructuring charges and changes in operating assets and liabilities. Net cash provided by operating activities totaled $31.1 million for the nine months ended September 30, 2004, consisting of our net income of $63.5 million, cash provided by changes in our operating assets and liabilities of $10.9 million, consisting of an increase in our deferred revenues and accrued expenses and other current liabilities, and adjustments not affecting cash flows provided by operating activities of $13.3 million, primarily consisting of depreciation and amortization and stock-based compensation. Partially offsetting the increase are cash used by changes in our operating assets and liabilities of $24.5 million, primarily consisting of increases in our accounts receivable, notes and other receivables and a decrease in our accounts payable and adjustments not affecting cash flows provided by operating activities of $32.2 million, primarily consisting of income and gain on sale of our Payment Solutions business of $31.4 million, accounted for as a discontinued operation, non-cash restructuring and charges related to restructurings and gains from our equity investments.

Net cash provided by operating activities was $25.0 million for the nine months ended September 30, 2003. The net increase in cash provided by operating activities for the nine months ended September 30, 2003, was primarily due to cash provided by changes in our operating assets and liabilities of $23.7 million, primarily consisting of increases in accrued expenses and other current liabilities and changes in net assets of discontinued operations, and adjustments not affecting cash flows provided by operating activities of $29.7 million, primarily consisting of depreciation and amortization, losses on equity investments, and restructuring and impairment charges. Partially offsetting the increase are cash used by changes in our operating assets and liabilities of $5.8 million, primarily consisting of increases in our notes and other receivables, an increase in our accounts receivable, and a decrease in our accounts payable, and adjustments not affecting cash flows provided by operating activities of $6.3 million, primarily consisting of gains from the sale of our non-core services, bad debt recoveries and income from our discontinued operation.

Net cash used by investing activities totaled $85.4 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we paid $165.7 million to acquire Switchboard, which included transaction costs, partially offset by $56.4 million in cash and marketable securities held by Switchboard, resulting in a net cash outflow of $109.3 million to acquire Switchboard. We also paid $6.3 million for the assets of Atlas Mobile. Additionally, we invested $70.3 million in long term investments and purchased $6.9 million of property and equipment. Partially offsetting our cash outflow in investing activities were proceeds of $82.0 million from the sale of our Payment Solutions business and $25.0 million from the maturity of our short-term investments.

Net cash provided by investing activities totaled $63.0 million for the nine months ended September 30, 2003, primarily from the maturity of our short term investments of $49.1 million, proceeds of $11.9 million from the sale of equity investments and proceeds of $3.1 million from the sale of our non-core services. Partially offsetting cash provided by investing activities were purchases of fixed assets of $780,000 and $270,000 in business acquisition costs for the final payment of certain assets acquired in 2002.

Net cash provided by financing activities in the nine months ended September 30, 2004 and 2003 was $24.5 million and $3.1 million, respectively. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of our shares through our employee stock purchase plan.

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

Balance Sheet Commentary

As of September 30, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2net, the former officer was restricted from transferring or selling the stock until February 2001, and we believed that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. Our payroll tax returns for the year 2000 have been audited by the IRS and we have received an examination report from the IRS disallowing the claim for the refund of $13.2 million. We are appealing that determination by the IRS and may seek recovery from the former officer. We believe that we have meritorious arguments to recover this refund and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR BUSINESS

We have a history of incurring net losses, we may continue to incur net losses, and we may not achieve profitability on an annual basis or sustain profitability.

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of September 30, 2004, we had an accumulated deficit of approximately $1.2 billion. We may continue to incur net losses in the future. Some of our operating expenses are fixed. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions, or restructuring charges. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in our last five fiscal quarters, we have yet to achieve profitability on an annual basis. Further, we may not be able to sustain profitability on a quarterly or annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals and wireless carriers, for distribution or usage of our products and application services. We generated approximately 51%, 52% and 49% of our total revenues through our relationships with our top ten distribution partners for the third, second and first quarters of 2004, respectively. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search and directory products, and most of these partners are development-stage companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships.

Certain of our agreements with our distribution partners will come up for renewal in 2004 and 2005, and our wireless carrier contracts generally come up for renewal on an annual basis. Also, if a distribution partner does not comply with their agreement with us, we may terminate the agreement. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our operating results and net earnings. In particular, competition is increasing for consumer traffic in the search and directory markets and we are currently experiencing pricing pressure in our wireless business. We anticipate that the cost of our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new revenue sharing arrangements on less favorable terms.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented approximately 87%, 90% and 91% of our revenues for the third, second and first quarters of 2004, respectively. Overture, Google, Cingular Wireless and Verizon Wireless each accounted for more than 10% of our revenues in the nine-month period ended September 30, 2004. If we lose any of these customers, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results would materially suffer.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide to our customers;

•	the effects of acquisitions by us, or our customers or our distribution partners;

•	the loss, termination or reduction in scope of key customer, distribution and content relationships;

•	increases in the costs or availability of content for or distribution of our products;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	litigation expense; and

•	the adoption of new regulations or accounting standards, including a proposal that would require us to expense our employee stock options.

For these reasons, among others, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which could cause the trading price of our stock to decline.

We operate in new and rapidly evolving markets, and our business model continues to evolve, which make it difficult to evaluate our future prospects.

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new or rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our Search & Directory and Mobile businesses are in immature industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	attract and retain distribution partners for our search and directory products;

•	retain and expand our existing wireless carrier arrangements;

•	attract and retain content partners;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change,

•	changes in customer requirements,

•	new products introduced into our markets by our competitors, and

•	regulatory changes affecting the industries we operate in or the markets we serve; and

•	manage our growth, control expenditures and align costs with revenues.

If we do not effectively address the risks we face, we may not sustain profitability.

Our strategic direction is evolving, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, in 2003 we completed an in-depth analysis of our business and have since narrowed our strategic focus to our Search & Directory and Mobile businesses. Businesses and services falling outside of these areas, including our Payment Solutions business, were sold or otherwise divested. There can be no assurance that our increased focus on and investment in our core businesses will produce better financial results than we would have achieved with our prior businesses or that we will be successful in effectively utilizing the proceeds of the sale. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

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

We have acquired a number of technologies and businesses in the past and may engage in further acquisitions in the future. For example, in November 2003, we acquired Moviso, a provider of mobile media content, entertainment and personalization services; in June 2004, we acquired Switchboard, a provider of local online advertising solutions and Internet-based yellow pages; and in July 2004, we acquired Atlas Mobile, a provider of mobile multi-player tournament games.

Acquisitions may involve use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or amortization expenses related to certain intangible assets. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions also involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	difficulties in acquiring foreign companies, including risks related to integrating operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries;

•	the dilutive effect on earnings per share as a result of incurring operating losses and the amortization of acquired intangible assets for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our customers or those of the acquired companies, or breaching a material contract due to the consummation of the acquisition;

•	impairing relationships with our employees or those of the acquired companies;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On October 29, 2004, the closing price of our common stock was $52.50. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

We have been, and expect to continue to be, subject to legal proceedings and claims. Approximately nine lawsuits are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that we believe are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought. We maintain insurance which may cover some defense costs and some of the claims, should we not prevail. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against us. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 7 to our consolidated financial statements.

We may not be able to collect all or a portion of our payroll tax receivable.

As of September 30, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2Net, the former officer was restricted from transferring or selling the stock until February 2001, and we believed that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. Our payroll tax returns for the year 2000 have been audited by the IRS and we have received an examination report from the IRS disallowing the claim for the refund of $13.2 million. We are appealing that determination by the IRS and may seek recovery from the former officer. We believe that we have meritorious arguments to recover this receivable and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

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

If the volume of traffic to our products and services increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. Due to the number of our customers and the products and application services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

In the light of current market and regulatory conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

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

The Internet industry (including the search and directory segments) and the wireless industry have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

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

Several federal or state laws, including the following, could have an impact on our business. Recent federal laws include those designed to restrict the online distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for online services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2004 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

(b) Changes in internal control over financial reporting. There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 7 to our Unaudited Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3. Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable with respect to the current reporting period.

Item 5. Other Information

Not applicable with respect to the current reporting period.

Item 6. Exhibits:

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

Dated: November 2, 2004