Form 10-K
period 2004-12-31
INFOSPACE INC
filed 2005-03-03
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant outstanding as of June 30, 2004, based upon the closing price of Common Stock on June 30, 2004 as reported by Nasdaq, was approximately $961.2 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2005, 33,124,961 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 9, 2005 (the “Proxy Statement”).

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

On September 13, 2002, we effected a one-for-ten reverse split of our issued and outstanding common stock. We also effected two-for-one stock splits on May 5, 1999, January 4, 2000 and April 6, 2000. Historical share numbers and prices throughout this Annual Report on Form 10-K are split-adjusted.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a diversified technology and services company comprised of our Search & Directory and Mobile business units. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We also have facilities in Los Angeles and San Mateo, California; Westboro, Massachusetts; Woking and Eastleigh, United Kingdom; Papendrecht, The Netherlands; and Wedel, Germany. Our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

Prior to 1997, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content. In 1997, we expanded our operations, adding sales personnel to capitalize on the opportunity to generate Internet advertising revenues and began generating significant revenue with our on-line services. Since then, we have expanded and enhanced our products and application services through both internal development and acquisitions.

In 2003 and 2004, we tightened our strategic focus to two businesses: Search & Directory and Mobile. We sold our Payment Solutions business for $82.0 million in cash and sold or otherwise disposed of other non-core services, expanded our Search & Directory business, which included the acquisition of Switchboard Incorporated (“Switchboard”), an on-line directory company, and expanded our Mobile business with the acquisition of several mobile content and application businesses.

Company Internet Site and Availability of SEC Filings.    Our corporate Internet site is located at www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (the “SEC”). The filings can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Form 10-K. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

SEARCH & DIRECTORY

Our Search & Directory services enable Internet users to locate information, merchants, individuals and products on-line. We offer Search & Directory services through our branded Web sites, InfoSpace.com, Dogpile.com, Switchboard.com, Webcrawler.com and MetaCrawler.com, as well as through the Web properties of distribution partners. Partner versions of our Search & Directory services are generally private-labeled and delivered with each customer’s unique requirements.

Revenue growth in Search & Directory is primarily determined by two key drivers: the number of paid searches and the price per paid search. Generally, each time a user “clicks” on a commercial search result or views a paid directory listing, the search engine or listing provider pays us a fee. Beginning in the second quarter of 2003, we began reporting the number of paid searches and the average revenue per paid search. Our Search & Directory business in North America generated an aggregate of approximately 750 million paid searches during the year ended December 31, 2004, at an average revenue per paid search of approximately $0.17.

Search

Our Search properties enable Internet users to locate relevant information, merchants and products on-line. We deliver results from leading search engines, including Yahoo! and Google, among others. Our search offerings differ from most other mainstream search services in that they provide “meta-search” technology that selects results from several search engines. We offer search services through our own Web sites, as well as through the Web properties of distribution partners including WebSearch.com, WhenU.com, Cablevision, Verizon Online, Info.com and others. The majority of Search revenue growth in 2004 and 2003 was generated through the addition of new distribution partners and the growth of existing distribution partners.

We compete against major Internet portals and other providers of Web search services. We also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

Directory

Our Directory services include on-line yellow and white pages services. InfoSpace Directory properties help Internet users find local and national merchants and individuals in North America. With our Directory products, users can identify local or national businesses, locate contact information for friends and associates, or search for items to buy, sell, or rent. We offer Directory services through our branded Web sites, such as Switchboard.com and InfoSpace.com, as well as through distribution relationships. Our distribution partners include AT&T’s Anywho.com and AOL.

On June 3, 2004, we acquired all of the outstanding stock of Switchboard, a provider of local on-line advertising and Internet based yellow pages, for $7.75 per share totaling approximately $159.4 million in cash, plus transaction fees of approximately $6.2 million, for an aggregate purchase price of approximately $165.6 million. As of the acquisition date, Switchboard had approximately $56.4 million in cash and marketable securities and no debt. We acquired Switchboard to further expand our presence in the on-line directory industry, and, in addition to other items, because of Switchboard’s brand name and trademark recognition and existing traffic base.

Our on-line yellow page services allow users to find telephone, address and other information for local and national merchants. We provide both on-line and “brick-and-mortar” merchants with a Web-based yellow pages listing that is targeted to consumers looking specifically for the products and services that those merchants offer. We obtain the underlying directory listings primarily through our relationships with Verizon, BellSouth and Dex Media.

Our on-line white pages service enables users to find telephone and address information, as well as more detailed information, on individuals. In the white pages market, we have relationships with U.S. advertisers of services that make available public information on people and businesses, and derive substantially all of our revenue from advertising.

Our Directory services compete against major Internet portals, print and on-line directories from the Regional Bell Operating Companies (“RBOCs”), and independent print and Web-based directories. We also compete against more traditional advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for a share of the total U.S. advertising market.

MOBILE

Our Mobile division provides mobile media products and content to mobile operators across multiple devices and portal and infrastructure services that enable mobile carriers to deliver content and programming to their subscribers. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their customers.

In November 2003, we acquired Moviso LLC (“Moviso”), a mobile media company, from Vivendi Universal Net USA Group, Inc. for $25.0 million in cash. The acquisition of Moviso provided us with mobile operator relationships and an extensive content library, primarily ringtones and graphics, improving our ability to help content brands and media companies get their content and applications quickly and easily to wireless subscribers. Additionally, during 2004 and early 2005, we expanded our mobile content portfolio by acquiring three mobile gaming companies. On July 1, 2004, we acquired the assets of Atlas Mobile, Inc. (“Atlas Mobile”), a provider of mobile multi-player tournament games, for $6.3 million in cash. The acquisition of Atlas Mobile allows us to add multiplayer gaming to our portfolio of applications and products. On December 1, 2004, we acquired all of the outstanding stock of IOMO Limited (“IOMO”), a designer and publisher of mobile games, for approximately $15.4 million in cash, and on January 7, 2005, we acquired elkware GmbH (“elkware”), a German mobile games company, for approximately $26.4 million in cash. The acquisition of both IOMO and elkware expands our role in mobile games by increasing our gaming product portfolio and European operator relationships. Additionally, the acquisition of elkware provides us with a proprietary porting capability technology which allows our games to be converted more rapidly to different mobile phone application platforms.

Today, the Mobile division generates revenue primarily from transaction fees, subscriber fees, revenue sharing fees, set-up fees and professional service fees. As of December 31, 2004, we had relationships with many leading mobile operators, including Cingular Wireless, T-Mobile, Verizon Wireless, and Virgin Mobile, and media publishers including Sony BMG, EMI, Warner and Universal Music Group.

Competitors include mobile application providers, mobile application aggregators, mobile application enablers, entertainment and other digital media companies, and the mobile operators themselves.

Seasonality

Our search services and mobile services are generally impacted by traditional retail seasonality, with sales usually increasing in the fourth quarter of each calendar year. Additionally, our search & directory services are generally affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

International Operations

We currently maintain facilities in the United States, The Netherlands, the United Kingdom and Germany.

We have historically generated most of our revenues from customers in the United States. Revenue generated in the United States accounted for 93% in 2004, 88% in 2003 and 89% in 2002 of our total revenues in those years.

Revenue Sources

Our revenues are derived from products and services delivered to our customers across our two business units, Search & Directory and Mobile. In 2003 and 2002, we derived 7.9% and 15.0%, respectively, of our revenue from our non-core services. As of the end of 2003, we had sold or otherwise disposed of our non-core services. Additionally, we sold our Payment Solutions business on March 31, 2004, and revenue from the Payment Solutions business is reflected as part of our discontinued operations.

Search & Directory Revenue:    We generate revenues from our Web search and directory (on-line yellow pages and white pages) services. Revenues are generated when an end-user of our services generates a paid search at our Web site. We also generate revenue from paid searches through a distribution partner’s Web property. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to us. We also generate advertising revenues by selling banner, button and text-link advertisements based on cost per search or page view, which are recognized when the services are delivered.

Mobile Revenue:    We earn revenues, typically from agreements with mobile operators, for content delivery services, which include both product downloads or subscriber usage, hosting and maintenance services and professional services. We recognize revenue from media and content downloads when the product is delivered. We recognize subscriber revenues based on a fee per user or per usage by the end user. We recognize revenue from hosting services and maintenance of such services in the period in which the service is provided. We sometimes earn one-time user set-up fees, which are generally amortized over the term of the customer contract. We also generate revenues from professional services, which are recognized as revenue in the period in which the work is completed and accepted by the customer.

Product Development

We believe that our technology is essential to successfully implement our strategy of expanding and enhancing our Search & Directory services and Mobile products, expanding in the mobile data market and maintaining the attractiveness and competitiveness of our products and services. Product development expenses were $23.1 million in the year ended December 31, 2004, $17.8 million in the year ended December 31, 2003, and $29.1 million in the year ended December 31, 2002.

Intellectual Property

Our success depends significantly upon our technology. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and non-use agreements that contain provisions prohibiting the unauthorized disclosure and use of our confidential and proprietary information and that transfer any rights they may have in copyrightable works or patentable technologies to us that they may develop while under our employ. In addition, prior to entering into discussions with potential content providers and customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our patent, copyright and trademark notices.

We hold 66 U.S. registered trademarks and 122 foreign trademarks registered in various countries. We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks in the U.S. and foreign countries, as appropriate. We may not be successful in obtaining registration for the service marks and trademarks for which we have applied.

We hold 38 U.S. patents. Our issued patents relate to our on-line directory, advertisement and location services, among others. We have many issued foreign patents and patents pending covering some of these technologies. We are currently pursuing certain pending U.S. and foreign patent applications that relate to various aspects of our technology. We anticipate on-going patent application activity in the future. However, patent claims may not be issued, and, if issued, may be challenged or invalidated. In addition, issued patents may not provide us with any competitive advantages and may be challenged or invalidated by third parties.

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

MetaCrawler License Agreement.    We hold an exclusive, perpetual worldwide license, subject to certain limited exceptions, to the MetaCrawler intellectual property and related search technology from the University of Washington, which we use in our Search business.

Competition

We operate in the Internet software and application and mobile services markets, which are extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for mobile and Internet software and applications are:

•	the ability to meet the specific information and service demands of a particular Web site, mobile device or platform;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers, merchants, subscribers and other end users;

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web site, mobile device or platform; and

•	the ability to meet needs of mobile operators and other major customers.

Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

•	Our search services compete with major Internet portals and search providers such as Google, Yahoo! and Microsoft’s MSN. Our on-line directory services compete with print and on-line directories from the RBOCs, major Internet portals, and independent print and Web-based directories. Our Search & Directory services also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising market. Other information services we provide compete with specialized content providers.

•	Our mobile services compete with mobile application aggregators, mobile application enablers, media companies, content developers and publishers, and in-house information technology departments of mobile operators and device manufacturers.

•	In international markets, we compete with local companies which may have a competitive advantage due to their greater understanding of and focus on a particular local market.

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

Governmental Regulation

Because of the increasing use of the Internet and wireless devices, U.S. and foreign governments have adopted or may in the future adopt laws and regulations relating to the Internet or use of wireless devices, addressing issues such as user privacy, pricing, age verification, content, taxation, copyrights, distribution, and product and services quality.

Recent concerns regarding Internet and wireless device user privacy have led to the introduction of U.S. federal and state legislation to protect user privacy. Existing laws regarding user privacy that we may be subject to include the Children’s Online Privacy Protection Act, which regulates the on-line and, in some interpretations, wireless collection of personal information from children under 13, and the Gramm-Leach-Bliley Act, which regulates the collection and processing of personal financial information. Also, with respect to our tournament games, certain states prohibit the provision of prizes in mobile games, and other states may adopt similar prohibitions. In addition, the Federal Trade Commission (the “FTC”) has initiated investigations and hearings regarding Internet user privacy, which could result in rules or regulations that could adversely affect our business. As a result, we could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, or to distribute or collect user information. The various states likewise have sought to regulate advertising and privacy.

The various states have likewise sought to regulate advertising and privacy in ways that that may effect the collection, use and disclosure of information. For example, California recently passed several laws relating the collection, storage and distribution of personal information, requiring in part the posting of a privacy policy and disclosure of how information is shared with third parties for marketing purposes.

Outside of the United States, other countries have more restrictive privacy laws. The European Union, for example, strictly regulates the collection, use and transfer of personal information of European residents. Further, information lawfully collected in the European Union may not be transferred for processing outside Europe to a country that lacks adequate protections. The European Union has deemed the U.S. to lack such protections and transfers are only permitted under limited circumstances. Other countries such as Canada follow the European model. These and similar restrictions may limit our ability to collect and use information regarding Internet users in those countries.

We may be subject to provisions of the Federal Trade Commission Act that regulate advertising in all media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The FTC has the power to enforce this Act. It has recently brought several actions charging deceptive advertising via the Internet and is actively monitoring advertising via the Internet. States as well have brought such actions. In addition to U.S. laws regulating advertising, other countries strictly regulate direct and indirect marketing over the Internet. For example, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags as well as sending of unsolicited communications.

We may also be subject to the provisions of the Child Online Protection Act, which restricts the distribution of certain materials deemed harmful to children. The Act is also designed to restrict access to such materials by children, and accordingly, the provisions of this Act may apply to certain Internet and wireless product and service providers even though such companies are not engaged in the business of distributing the harmful materials. Although some court decisions have cast doubt on the constitutionality of this Act, and we have instituted processes for voluntary compliance with provisions of the Act that may be relevant to our business, it could subject us to liability.

These or any other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some countries, and liabilities which might be incurred through lawsuits or regulatory penalties. For example, California requires and several other states are considering requiring that customers whose personal information is disclosed as part of a security breach be notified of the disclosure. We believe we take reasonable steps to protect the security and confidentiality of the information we collect and store but there is no guarantee that third parties will not gain unauthorized access despite our efforts.

Employees

As of February 25, 2005, we had approximately 515 employees. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Executive Officers and Directors of the Registrant

The following table sets forth certain information as of February 25, 2005 with respect to our executive officers and directors:

Name	Age	Position
James F. Voelker	53	Chairman and Chief Executive Officer
Kathleen H. Rae	48	President and Chief Operating Officer
David E. Rostov	39	Chief Financial Officer
Edmund O. Belsheim, Jr.	52	Chief Administrative Officer and Director
Victor J. Melfi, Jr.	47	Chief Strategy Officer
Brian T. McManus	47	Executive Vice President, Search & Directory
Allen M. Hsieh	45	Chief Accounting Officer and VP Financial Operations
John E. Cunningham, IV	47	Director
Rufus W. Lumry, III	58	Director
Lewis M. Taffer.	57	Director
Richard D. Hearney	65	Director
George M. Tronsrue, III	48	Director
Vanessa A. Wittman	37	Director

James F. Voelker has served as our Chairman and Chief Executive Officer since December 2002. He also held the title of President from December 2002 to April 2003. He has served as a director since July 2002. He served as President and a director of NEXTLINK Communications, Inc. (now XO Communications, Inc.), a broadband communications company, from inception in 1994 through 1998. Prior to NEXTLINK, he served as Chief Executive Officer and director of U.S. Signal, a full service competitive local exchange carrier.

Kathleen H. Rae was appointed President and Chief Operating Officer in April 2003. She served as a partner of Ignition Partners, LLC, an early stage investment company, from inception in March 2000 to June 2001. She served as Chief Financial Officer and a member of the founding operational team for NEXTLINK Communications, Inc. (now XO Communications, Inc.), from January 1996 through December 1999. She served with Alaska Airlines, Inc. and Horizon Air Industries, Inc., subsidiaries of Alaska Air Group, Inc. from 1987 to 1995, serving as President and Chief Executive Officer of Horizon Air from 1994 to 1995. Ms. Rae holds a B.S. in Business from the University of California, Berkeley.

David E. Rostov was appointed Chief Financial Officer in April 2003. From March 2001 to November 2002, he served as Chief Financial Officer of Apex Learning Inc., a provider of on-line advanced placement courses for U.S. high schools. From May 2002 to November 2002, he also served as acting Chief Operating Officer of Apex

Learning. Prior to Apex Learning, he served as Chief Financial Officer of drugstore.com, Inc., an on-line drugstore, from January 1999 to January 2001. He served as Chief Financial Officer of Nextel International (now NII Holdings, Inc.), a provider of integrated wireless communication services, from 1996 to 1999. He served in various financial positions at McCaw Cellular Communications, Inc. from 1992 to 1995. Mr. Rostov holds a B.A. in Economics from Oberlin College, and an M.B.A and M.A. in Public Policy from The University of Chicago.

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

Victor J. Melfi, Jr. joined us in November 2003 as Chief Strategy Officer, after serving in a consulting role from June 2003 to November 2003. Since 1998, he has served as a consultant to and board member of several technology companies, including License Online, a software licensing solutions provider. From July 1998 to October 1999, Mr. Melfi served as CEO of VirtualSpin LLC, a provider of ecommerce software. From February 2000 to January 2002, he was an Entrepreneur Partner at eFund, LLC, a venture capital investment firm. During the same period from February 2000 to December 2001, Mr. Melfi served as CEO of PrairieLaw.com, a legal Web portal. From March 1996 to January 1997, he served as Chief Executive Officer of Multiple Zones International, Inc. (now Zones, Inc.), a direct marketing reseller of technology products, after holding several other positions there from October 1994. From 1990 to 1994, he held several positions at Reader’s Digest Association, Inc. Mr. Melfi holds a bachelor’s degree from Shimer College and an M.B.A. from Yale University.

Brian T. McManus joined us in April 2003 as Executive Vice President, Search and Directory. From April 2000 to October 2002, he served as Vice President of Corporate Development at Internet service provider Epoch Internet. From October 1999 to April 2000, he served as Chief Operating Officer of Bazillion Inc., an Internet service provider. From December 1993 to October 1999, he served in a variety of executive positions in Seattle area technology companies, including Chief Executive Officer of Intermind Corporation, an open-source software company, and Chief Executive Officer of AccessLine Technologies Inc., a telecommunications company. Mr. McManus holds a B.S. in Business Administration and Economics from the University of California, Berkeley. He also holds a M.B.A. and a J.D. from the University of Washington.

Allen M. Hsieh joined us in June 2003 as Chief Accounting Officer and Vice President Financial Operations. From February 2000 to March 2003, he served as Vice President Finance at Terabeam Corp., a start up technology company. Prior to Terabeam Corp. he served in various positions at PricewaterhouseCoopers LLP, a big four accounting firm, from July 1985 to February 2000, and the last two years as a partner in their accounting and auditing practice. Mr. Hsieh holds a B.A. in Business Administration from the University of Washington.

John E. Cunningham, IV has served as a director since July 1998. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P., a private equity investment partnership, since February 1998. Since January 2004, he has served as non-executive chairman of the board of Citel Technologies, Inc., a telecommunications company. From April 1995 until February 2003, he served as President of Kellett Investment Corporation, an investment fund for private companies. During 1997, Mr. Cunningham acted as interim Chief Executive Officer of Real Time Data, a wireless services company. From 1991 to 1994, he served as Chairman and Chief Executive Officer of RealCom Office Communications, a privately-held telecommunications company that merged with MFS Communications Company, Inc. Mr. Cunningham is on the board of directors of Petra Capital, LLC and

Revenue Science, Inc., formerly digiMine.com, and also serves as an advisor to Petra Mezzanine Fund, L.P. He holds a B.A. from Santa Clara University and an M.B.A. from the University of Virginia.

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

Lewis M. Taffer has served as a director since June 2001. Mr. Taffer is currently an independent management consultant. From January 2004 to January 2005, Mr. Taffer served as Executive Vice President, Acquisition Marketing of America Online. From May 2001 to January 2004, Mr. Taffer was an independent consultant specializing in marketing, business development and strategic partnerships. From 1979 through April 2001, Mr. Taffer served in various positions at American Express Company, most recently as Senior Vice President—Corporate Business Development, a position at which he developed and launched an on-line shopping portal for American Express Cardmembers, which utilized InfoSpace services. Mr. Taffer serves on the board of directors of Lymphoma Research Foundation, a nonprofit entity. Mr. Taffer holds a B.A. from the University of Pittsburgh and a J.D. from the University of Michigan.

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

George M. Tronsrue, III was appointed as a director in February 2003. Mr. Tronsrue is currently Co-Manager of Jericho Fund, LLC, an investment and consulting company. From January 2000 to March 2004, Mr. Tronsrue served as Chairman and Chief Executive Officer of Monet Mobile Networks Inc., a Seattle-based wireless Internet service provider. Monet Mobile filed for Chapter 11 bankruptcy protection in March 2004, and a U.S. trustee was appointed. From October 1997 to October 1999, Mr. Tronsrue was with XO Communications, Inc. (formerly NEXTLINK Communications, Inc.), a broadband communications company, where he served as Chief Operating Officer and was also appointed as President in July 1998. Prior to his tenure at XO Communications, Mr. Tronsrue was a member of the initial executive management team of American Communications Services, Inc. (later called e.spire Communications, Inc.), an Internet data and fiber infrastructure company. Prior to e.spire, Mr. Tronsrue was employed by Teleport Communications Group and MFS Communications. Mr. Tronsrue serves on the boards of directors of several private companies and charitable organizations. Mr. Tronsrue holds a B.S. from the U.S. Military Academy.

Vanessa A. Wittman was appointed as a director in April 2003. She presently serves as Executive Vice President and Chief Financial Officer of Adelphia Communications Corporation, where she has served since March 2003. From February 2000 to March 2003, she was Chief Financial Officer of broadband network services provider 360networks Inc. 360networks filed for Chapter 11 bankruptcy protection in the U.S. and similar protection in Canada in June 2001, from which it emerged in November 2002. Previously, she served as senior director of Corporate Development at Microsoft Corporation, and was Chief Financial Officer of the wireless-services company Metricom, Inc. Ms. Wittman holds a BS/BA in Business Administration from the University of North Carolina at Chapel Hill, and an MBA from the University of Virginia’s Darden Graduate School of Business.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR BUSINESS

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of December 31, 2004, we had an accumulated deficit of approximately $1.2 billion. We may continue to incur net losses in the future. Some of our operating expenses are fixed. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions, or restructuring charges. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in each of our last six fiscal quarters and on an annual basis for the fiscal year ended December 31, 2004, we may not be able to sustain profitability on a quarterly or annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals, software application providers and mobile operators, for distribution or usage of our products and application services. We generated approximately 55% of our total revenues through our relationships with our top ten distribution partners for the year ended December 31, 2004. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search and directory products, and most of these partners are development-stage companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships. In addition, our Search & Directory distribution partners or mobile operators may create their own content or license content directly from others that competes with or replaces the content that we provide.

Certain of our agreements with our distribution partners will come up for renewal in 2005 and 2006, and our mobile operator contracts generally come up for renewal on an annual basis. Also, if a distribution partner does not comply with their agreement with us, we may terminate the agreement. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our operating results and earnings. In particular, competition is increasing for consumer traffic in the search and directory markets and we are currently experiencing pricing pressure in our wireless business. We anticipate that the cost of our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new revenue sharing arrangements on less favorable terms.

Certain terms of our agreements with our third party content providers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require the rights we grant to our distribution partners to be modified to comply with such amendments or interpretations. Our agreements with our distribution partners in our Search & Directory business generally provide that we may modify the rights we grant to our distribution partners to avoid being in conflict with the agreements with our content providers. Failure of a distribution partner to comply with any such modification may require us either to not provide content from the applicable content provider to such distribution partner or to terminate the distribution agreement.

If we are unable to maintain these relationships on favorable terms, our financial results would materially suffer.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented approximately 89%,

82% and 66% of our revenues for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. Yahoo!, Google, Cingular Wireless and Verizon each accounted for more than 10% of our revenues in the year ended December 31, 2004. Yahoo!, Verizon, and Google each accounted for more than 10% of our revenues in the year ended December 31, 2003. Yahoo! and Verizon each accounted for more than 10% of our revenues in the year ended December 31, 2002. Our agreements with these customers expire in 2005 and 2006. If we lose any of these customers, are unable to renew the contracts on favorable terms, or if any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results would materially suffer.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the loss, termination or reduction in scope of key customer, distribution and content relationships;

•	the results from shifts in the mix of products and services we provide to our customers;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar;

•	litigation expense; and

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning with the third quarter of 2005.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our Search & Directory and Mobile businesses are in young industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	attract and retain distribution partners for our search and directory products;

•	retain and expand our existing mobile operator arrangements;

•	attract and retain content partners;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change,

•	changes in customer requirements,

•	new products introduced into our markets by our competitors, and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries; and

•	manage our growth, control expenditures and align costs with revenues.

If we do not effectively address the risks we face, we may not sustain profitability.

Our strategic direction is evolving, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, in 2003 we completed an in-depth analysis of our business and have since tightened our strategic focus to our Search & Directory and Mobile businesses. Businesses and services falling outside of these areas, including our Payment Solutions business, were sold or otherwise divested. There can be no assurance that our increased focus on and investment in our core businesses will produce better financial results than we would have achieved with our prior businesses or that we will be successful in effectively utilizing the proceeds of the sales. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

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

We have acquired a number of technologies and businesses in the past and may engage in further acquisitions in the future. For example, in November 2003, we acquired Moviso, a provider of mobile media content, entertainment and personalization services; in June 2004, we acquired Switchboard, a provider of local on-line advertising solutions and Internet-based yellow pages; in July 2004, we acquired the assets of Atlas Mobile, a provider of mobile multi-player tournament games; in December 2004 we acquired IOMO, a U.K. developer and publisher of mobile games; and in January 2005, we acquired elkware, a German developer and publisher of mobile games.

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

We depend on third parties for content, and the loss of access to or increased cost of this content could cause us to reduce our product offerings to customers and could negatively impact our financial results.

We currently create only a relatively small portion of our content. In most cases, we acquire rights to content from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers.

We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. Further, our musical composition and other media licenses for the creation of mobile content consisting of ringtones generally require royalty payments on a “most favored nation” basis, which requires us to pay the highest royalty paid to any licensor to all such licensors. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a negative impact on our net earnings. If we fail to enter into or maintain satisfactory arrangements with content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our operating results. Additionally, our content license and royalty fees will increase to the extent that our revenues related to such products and services increase and may increase as a percent of revenues as a result of price competition and carrier demand for our products and services and the mix of our product sales.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On February 25, 2005, the closing price of our common stock was $41.13. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile data services markets;

•	announcements or publicity relating to litigation and similar matters;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting; and

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning with the third quarter of 2005.

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

We have been, and expect to continue to be, subject to legal proceedings and claims. Approximately ten lawsuits are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that we believe are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought. We maintain insurance which may cover some defense costs and some of the claims, should we not prevail. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against us. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 9 to our consolidated financial statements.

We may not be able to collect all or a portion of our payroll tax receivable.

As of December 31, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2Net, Inc., the former officer was restricted from transferring or selling the stock until February 2001, and we believe that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. Our payroll tax returns for the year 2000 have been audited by the IRS and we have received an examination report from the IRS disallowing the claim for the refund of $13.2 million. We are appealing that determination by the IRS and may seek recovery from the former officer. We believe that we have meritorious arguments to recover this receivable and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

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

As the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, the costs of acquiring existing foreign companies and the integration of such companies with existing operations, expenditure of resources in developing customer and distribution relationships and the increased costs of supporting remote operations.

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

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; Waltham, Massachusetts; Papendrecht, The Netherlands and Hamburg, Germany. We have not yet completed our disaster recovery and redundancy planning, and none of our data centers are currently redundant. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

Furthermore, we have entered into service level agreements with most of our mobile operator customers and certain other customers. These agreements sometimes call for specific system up times and 24/7 support, and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under our agreements, harm our reputation and result in the loss of customers and distributors.

The security measures we have implemented to secure information we collect and store may be breached, which could cause us to breach existing agreements and expose us to potential investigation by authorities and potential claims by persons whose information was disclosed.

We take reasonable steps to protect the security and confidentiality of the information we collect and store but there is no guarantee that third parties will not gain unauthorized access despite our efforts. If such unauthorized access does occur, we may be required to notify persons whose information was accessed under existing and proposed laws. We also may be subject to claims of breach of contract for such disclosure, investigation by regulatory authorities and potential claims by persons whose information was disclosed.

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

Like many technology companies, we use stock options to recruit technology professionals and senior level employees. Our stock options, which typically vest over a four-year period, are one of the means by which we motivate long-term employee performance. Recent changes in accounting treatment of options requiring us to expense the fair value of our employee stock options beginning with the third quarter of 2005 may make it difficult or overly expensive for us to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may in the future need to issue new options or equity incentives or increase other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs.

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

Our Search & Directory services link users, either directly through our Web sites or indirectly through the Web properties of our distribution partners, to third party Web pages and content in response to search queries. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed by us or our distribution partners, or how the content provided by our third-party content providers was obtained or provided by our content providers. Such claims could include: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there was a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services to our customers. As a result, these claims could result in material harm to our business.

We rely heavily on our technology, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, thus weakening our competitive position and negatively impacting our financial results.

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

Several federal or state laws, including the following, could have an impact on our business. Recent federal laws include those designed to restrict the on-line distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for on-line services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services.

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

The FTC has recommended to search engine providers that paid-ranking search results be delineated from non-paid results. To the extent that the FTC may in the future issue specific requirements regarding the nature of such delineation, which would require modifications to the presentation of search results, revenue from the affected search engines could be negatively impacted.

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

ITEM 2.    Properties

Our principal corporate office is located in Bellevue, Washington, and we have business operations in: Los Angeles and San Mateo, California; Westboro, Massachusetts; Woking and Eastleigh, United Kingdom, Papendrecht, The Netherlands, and Wedel, Germany. Our Bellevue and Woking facilities are utilized by both our Search & Directory and Mobile businesses; our Westboro facilities are utilized by our Search and Directory business; and our Los Angeles, San Mateo, Eastleigh, Papendrecht and Wedel facilities are utilized by our Mobile business. We have data centers in Bellevue and Seattle, Washington, Los Angeles, California, Waltham, Massachusetts, Papendrecht, The Netherlands, and Hamburg, Germany. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near term needs.

ITEM 3.    Legal Proceedings

See Note 9—Commitments and Contingencies of the Notes to Consolidated Financial Statements (Item 8) for information regarding legal proceedings.

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

	High	Low
Fiscal Year Ending December 31, 2003:
First Quarter	$12.32	$8.48
Second Quarter	$15.51	$10.70
Third Quarter	$23.34	$12.81
Fourth Quarter	$27.75	$20.06

Fiscal Year Ending December 31, 2004:
First Quarter	$40.87	$23.05
Second Quarter	$45.85	$30.00
Third Quarter	$48.50	$26.50
Fourth Quarter	$57.92	$43.02

On February 25, 2005, the last reported sale price for our common stock on the Nasdaq National Market was $41.13 per share. As of February 25, 2005, there were approximately 1,038 holders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2000, 2001, 2002, 2003, and 2004 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	2000(1)	2001(1)	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$201,187	$146,565	$114,972	$132,230	$249,354
Operating expenses (2)
Content and distribution	10,544	20,568	15,026	27,583	92,688
Systems and network operations	27,619	24,587	16,101	10,988	14,220
Product development	38,485	36,631	29,128	17,781	23,142
Sales and marketing	56,142	32,889	19,433	17,487	23,486
General and administrative	56,400	52,517	42,687	32,225	36,348
Depreciation	7,942	18,733	18,089	10,819	6,974
Amortization of intangible assets	134,399	199,777	12,854	6,819	9,920
Impairment of goodwill and other intangible assets	8,952	107,729	76,385	1,151	—
Acquisition and related charges	123,998	(3,504)	—	—	—
Restructuring	986	17,392	1,814	11,722	222
Other, net	4,732	11,505	4,167	1,529	(3,203)

Total operating expenses	470,199	518,824	235,684	138,104	203,797

Operating income (loss)	(269,012)	(372,259)	(120,712)	(5,874)	45,557
Gain (loss) on investments	(588)	(108,158)	(20,940)	(11,997)	425
Other income, net	27,344	16,902	6,932	8,190	4,991

Income (loss) from continuing operations before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(242,256)	(463,515)	(134,720)	(9,681)	50,973
Minority interest	(3,171)	(17)	—	—	—
Income tax benefit (expense)	(137)	(664)	(430)	607	29

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(245,564)	(464,196)	(135,150)	(9,074)	51,002
Discontinued operations (3):
Income (loss) from discontinued operations, net of taxes	(34,792)	(34,712)	(3,481)	2,755	2,277
Gain on sale of discontinued operations, net of taxes	—	—	—	—	29,122
Cumulative effect of change in accounting principle	(2,056)	(3,171)	(206,619)	—	—

Net income (loss)	$(282,412)	$(502,079)	$(345,250)	$(6,319)	$82,401

Basic income (loss) per share:
Income (loss) from continuing operations	$(8.07)	$(14.59)	$(4.41)	$(0.29)	$1.59
Income (loss) from discontinued operations	(1.14)	(1.09)	(0.11)	0.09	0.98
Cumulative effect of change in accounting principle	(0.07)	(0.10)	(6.74)	—	—

Basic net income (loss) per share	$(9.28)	$(15.78)	$(11.26)	$(0.20)	$2.57

Shares used in computing basic net income (loss) per share	30,448	31,822	30,656	31,232	32,109

Diluted income (loss) per share:
Income (loss) from continuing operations	$(8.07)	$(14.59)	$(4.41)	$(0.29)	$1.40
Income (loss) from discontinued operations	(1.14)	(1.09)	(0.11)	0.09	0.86
Cumulative effect of change in accounting principle	(0.07)	(0.10)	(6.74)	—	—

Diluted net income (loss) per share	$(9.28)	$(15.78)	$(11.26)	$(0.20)	$2.26

Shares used in computing diluted net income (loss) per share	30,448	31,822	30,656	31,232	36,541

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$361,426	$187,647	$258,987	$295,323	$283,655
Working capital	366,875	199,897	287,228	302,647	309,620
Total assets	1,272,110	837,005	481,396	492,315	623,530
Total stockholders’ equity	1,168,572	782,588	448,136	446,532	562,396

(1)	The share amounts for this year have been retroactively adjusted to give effect to the one-for-ten reverse stock split of our common stock consummated in September 2002.
(2)	In 2004, we revised the presentation of our Consolidated Statements of Operations to eliminate the caption Cost of Revenues and separately present Content and Distribution, Systems and Network Operations, and Depreciation expense. Certain reclassifications have been made to the previously reported amounts to conform to the current presentation. The reclassifications did not impact our previously reported revenues, total operating expenses, operating income (loss) or net income (loss).
(3)	We consummated the sale of our Payment Solutions business on March 31, 2004, and the operating results of the Payment Solutions business have been presented as discontinued operations for all periods presented.

ITEM	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a diversified technology and services company comprised of our Search & Directory and Mobile business units. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. Our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

Prior to 1997, we had insignificant revenues and were primarily engaged in the development of technology for the aggregation, integration and distribution of Internet content. In 1997, we expanded our operations, adding sales personnel to capitalize on the opportunity to generate Internet advertising revenues and began generating significant revenue with our on-line services. Since then, we have expanded and enhanced our products and application services, including those for the wireless data industry, through both internal development and acquisitions.

In 2003 and 2004, we narrowed our strategic focus to two businesses: Search & Directory and Mobile. In 2003, we sold or otherwise disposed of our non-core services and, in March 2004, we sold our Payment Solutions business.

Our Search & Directory properties enable Internet users to locate information, merchants, individuals and products on-line. We offer Search & Directory services through our branded Web sites: Dogpile.com, Switchboard.com, InfoSpace.com, Webcrawler.com and MetaCrawler.com, as well as through the Web properties of distribution partners. Partner versions of our Search & Directory services are generally private-labeled and delivered with each customer’s unique requirements.

Our Mobile division provides mobile media programming to mobile operators across multiple devices, and infrastructure services that enable them to deliver programming to their subscribers. Our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their customers.

Overview of 2004 Operating Results

The following is an overview of our operating results for the year ended December 31, 2004. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2004, 2003 and 2002 is included the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2004, we grew and expanded our Search & Directory and Mobile businesses and, in March 2004, we sold our Payment Solutions business. The overall growth in our business was a result of greater focus on expanding our existing products and services and acquisitions of complimentary businesses. We acquired Moviso LLC (“Moviso”), a mobile media content company, in November 2003, Switchboard Incorporated (“Switchboard”), an on-line directory company, in June 2004 and three mobile gaming companies in 2004 and early 2005.

Revenues increased to $249.4 million in 2004 from $132.2 million in 2003. Revenues from our Search & Directory business increased to $156.8 million in 2004 from $93.9 million, primarily due to the growth in search revenues from distribution in our search business, in which we private label our search products for others to offer on their own Web properties. The acquisition of Switchboard expanded the number of on-line users of our services and added several new partner relationships. During 2004, more than 60% of our search revenues from our Search & Directory business came from distribution compared to less than 35% during 2003. We expect that revenue from our distribution partners will continue to be a greater share of our search revenues. Revenues from our Mobile business increased to $92.5 million in 2004 from $27.9 million in 2003, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics.

Our operating expenses in 2004 increased to $203.8 million from $138.1 million in 2003. The increase was primarily attributable to increased distribution costs related to revenue share amounts due to our distribution partners in our Search & Directory business and increased mobile content costs related to media download products. We expect these costs to increase as revenues from these products or services increase. Additionally, other operating costs increased as we expanded our operations, including increases in personnel costs, including salaries, benefits and other employee costs, and amortization of intangible assets related to our acquisitions of Moviso, Switchboard, Atlas Mobile, Inc. (“Atlas Mobile”), and IOMO Limited (“IOMO”), and temporary help from contractors and consultants to augment our staffing needs. Offsetting these increases in operating expenses was a reduction in restructuring charges of $11.5 million from 2003, related to employee severance and other separation charges, a charge for excess facilities, including lease termination costs, and the writedown of leasehold improvements and equipment related to the excess facilities. We did not record similar charges in 2004.

For the year ended December 31, 2004, our net income was $82.4 million compared to a net loss of $6.3 million in 2003. The increase is primarily attributable to the items noted above and a $29.1 million gain on the sale of our Payment Solutions business that was recorded as a gain on the sale of a discontinued operation.

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

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of December 31, 2004 we have approximately $158.8 million of goodwill and $46.2 million of other intangible assets on our balance sheet.

Business combinations

Business combinations accounted for under the purchase method of accounting require management to estimate the fair value of the assets and liabilities acquired. The allocation of the purchase price based on the estimated fair value of assets and liabilities acquired may be subject to adjustments during the year following the date of acquisition.

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two business units, Search & Directory and Mobile. In general, we recognize revenues in the period in which the services are performed, products are delivered or transaction occurs. In certain customer arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. We generally record revenue on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For distribution partner arrangements in our Search & Directory business we record revenue on a gross basis and the corresponding revenue sharing payments as a content and distribution expense. For mobile operator customers in which we license the content, we record revenue on a gross basis and the corresponding licensing expense as a content and distribution expense. In the event the mobile operator customer directly licenses the content, we record as revenue the service fees we earn. See Note 1 to our consolidated financial statements for a description of products and services and the related revenue recognition policy for each of our business units.

Allowances for Sales and Doubtful Accounts

Our management must make estimates of potential future sales allowances related to current period revenues for our products and services. We analyze historical adjustments, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales allowances. Estimates must be made and used in connection with establishing the sales allowance in any accounting period.

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

Valuation Allowance for Deferred Tax Assets

We have provided a full valuation allowance for our net deferred tax assets, primarily comprised of accumulated net operating loss carryforwards as we believe that sufficient uncertainty exists. Once we have reached profitability for an extended period and that realization is reasonably assured, we will reduce a portion or all of the valuation allowance in the period that such a determination is made.

Stock-Based Compensation

We account for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, we do not record any expenses when stock options are granted that are priced at the fair market value of our stock at the date of grant.

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

Historical Results of Operations

For the year ending December 31, 2004, our net income totaled $82.4 million, including income from discontinued operations and the gain on our sale of our Payment Solutions business. While we have achieved profitability during our last six quarters, prior to that we have incurred losses since our inception and, as of December 31, 2004, had an accumulated deficit of approximately $1.2 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not necessarily rely solely upon them as indications of future performance.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years Ended December 31,			Years Ended December 31,
	2004	2003	2002	2004	2003	2002
	(in thousands)			(as a percent of revenue)
Revenues	$249,354	$132,230	$114,972	100.0%	100.0%	100.0%
Operating expenses
Content and distribution	92,688	27,583	15,026	37.1	20.9	13.1
Systems and network operations	14,220	10,988	16,101	5.7	8.3	14.0
Product development	23,142	17,781	29,128	9.3	13.4	25.4
Sales and marketing	23,486	17,487	19,433	9.4	13.2	16.9
General and administrative	36,348	32,225	42,687	14.6	24.4	37.1
Depreciation	6,974	10,819	18,089	2.8	8.2	15.7
Amortization of intangible assets	9,920	6,819	12,854	4.0	5.1	11.2
Impairment of other intangible assets	—	1,151	76,385	—	0.9	66.4
Restructuring	222	11,722	1,814	0.1	8.9	1.6
Other, net	(3,203)	1,529	4,167	(1.3)	1.1	3.6

Total operating expenses	203,797	138,104	235,684	81.7	104.4	205.0

Operating income/(loss)	45,557	(5,874)	(120,712)	18.3	(4.4)	(105.0)
Gain/(loss) on investments	425	(11,997)	(20,940)	0.1	(9.1)	(18.2)
Other income, net	4,991	8,190	6,932	2.0	6.2	6.0

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	50,973	(9,681)	(134,720)	20.4	(7.3)	(117.2)
Income tax benefit (expense)	29	607	(430)	0.1	0.4	(0.4)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	51,002	(9,074)	(135,150)	20.5	(6.9)	(117.6)
Income (loss) from discontinued operations, net of taxes	2,277	2,755	(3,481)	0.9	2.1	(3.0)
Gain on sale of discontinued operations, net of taxes	29,122	—	—	11.6	—	—
Cumulative effect of change in accounting principle	—	—	(206,619)	—	—	(179.7)

Net income/(loss)	$82,401	$(6,319)	$(345,250)	33.0%	(4.8)%	(300.3)%

Results of Operations for the Years Ended December 31, 2004, 2003, and 2002

Revenues.    Our revenues are derived from deploying our Internet software and applications and mobile services to our customers and distribution partners. Under many of our agreements, we earn revenues from a combination of our products and services delivered to customers that span our business units of Search & Directory and Mobile. In 2003, we sold or otherwise divested all of our non-core services. Revenues for the years ended December 31, 2004, 2003, and 2002 are presented below (in thousands):

	2004	Percentage of Total	Change from 2003	2003	Percentage of Total	Change from 2002	2002	Percentage of Total
Search & Directory	$156,839	62.9%	$62,946	$93,893	71.0%	$25,359	$68,534	59.6%
Mobile	92,515	37.1	64,586	27,929	21.1	(1,278)	29,207	25.4
Non-core services	—	0.0	(10,408)	10,408	7.9	(6,823)	17,231	15.0

Total	$249,354	100.0%	$117,124	$132,230	100.0%	$17,258	$114,972	100.0%

Search & Directory Revenue

The absolute dollar increase in Search & Directory revenue from 2003 to 2004 is primarily due to growth in our paid search services from both our search and directory businesses, in particular, paid searches from our distribution partners’ Web properties and greater revenue per paid search, and directory revenues related to our acquisition of Switchboard in June 2004. In 2004, search revenues from distribution increased to over 60% of our search revenues in North America compared to less than 35% in 2003.

The absolute dollar increase in Search & Directory revenue from 2002 to 2003 primarily reflects the growth in the number of paid searches and greater revenue per paid search, in particular, growth in paid searches from our distribution partners’ Web properties and greater revenue per paid search. In 2002, our search revenues from distribution were less than 10% of our search revenues in North America, compared to less than 35% of our search revenues in 2003.

We expect that search revenue from our distribution partners will continue to be a greater share of our search revenues.

Mobile Revenue

The absolute dollar increase in Mobile revenue from 2003 to 2004 is primarily due to an increase in the sales of our mobile media download and content products as a result of our acquisition of Moviso in November 2003.

During 2003 and 2002, we generated revenue primarily from our from content delivery services, hosting and maintenance services, professional services and other infrastructure services to mobile operators. The absolute dollar decrease in Mobile revenue from 2002 to 2003 is primarily due to the loss of a major customer in 2002, a one-time gain in 2002 from the closure of our operations in Brazil, and pricing reductions. Partially offsetting the decrease in 2003 were revenues generated from our acquisition of Moviso in November 2003.

Revenue from non-core services

In 2003, as part of narrowing our focus, we sold or otherwise disposed of services falling outside of our core businesses. The absolute dollar decrease in non-core services revenue from 2003 and 2002 is due to the disposition of these non-core services in 2003.

Additional Revenue Information

Related party revenue, warrant revenue, and barter revenue for the years ended December 31, 2004, 2003, and 2002 are presented below (in thousands):

	2004	Change from 2003	2003	Change from 2002	2002
Related Party Revenue	$—	$(190)	$190	$(1,812)	$2,002
Warrant Revenue	$—	$(135)	$135	$(2,307)	$2,442
Barter Revenue	$—	$—	$—	$(243)	$243

We have made investments in private and public companies for business and strategic purposes and, in the normal course of business, we entered into separate agreements to provide various promotional and other services for some of these companies. Revenues earned from companies in which we own stock are considered related party revenue. During 2004, 2003 and 2002, we did not enter into any significant new agreements with related parties and this, along with the completion of agreements entered into in prior years, contributed to a substantial decline in related party revenues in 2004, 2003 and 2002 compared to those recognized in prior years. We recognize revenue from our agreements with related parties on the same basis as we recognize revenue from similar agreements with unrelated parties.

Included in the related party revenues presented above are approximately $135,000 and $1.7 million of warrant revenue in 2003 and 2002, respectively. There was no related party warrant revenue in 2004.

We hold warrants and stock in public and privately-held companies for business and strategic purposes. Some of these warrants were received in conjunction with equity investments, and are also included in the related party revenue previously described. Additionally, some warrants and stock were received in connection with business agreements whereby we provided our products and services to the issuers in exchange for these equity securities. Some of these agreements contain provisions that required us to meet specific performance criteria in order for the stock or warrants to vest. When we met our performance obligations we recorded revenue equal to the fair value of the stock or warrant. If no future performance is required, we recognized the revenue on a straight-line basis over the contract term. Fair values are determined based on values negotiated by third party investors or independent appraisal. We entered into no new agreements during 2004, 2003 and 2002 whereby we received warrants as compensation, but we continued providing services for such agreements entered into during prior years.

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

Additionally, for the year ended December 31, 2004, barter advertising expense was $0 compared to $400,000 in 2003 and $1.1 million in 2002. We do not anticipate significant related party, warrant or barter revenue or expenses in the future.

Content and Distribution Expenses.    Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners in connection with our Search & Directory business, royalty and license fees related to our content and media download products for items such as ringtones, graphics and games in connection with our Mobile business, and other content and data licenses. Content and distribution expenses in total dollars (in thousands) and percent of revenue for the years ended December 31, 2004, 2003, and 2002 are presented below:

	2004	Change	2003	Change	2002
Content and Distribution Expenses	$92,688	$65,105	$27,583	$12,557	$15,026
Percent of Revenue	37.1%	16.2%	20.9%	7.8%	13.1%

Content and distribution expenses increased by $65.1 million to $92.7 million (or 37.1% of revenues) in 2004 as compared to $27.6 million (or 20.9% of revenues) in 2003. The absolute dollar and percent of revenue increase was attributable to revenue growth from our Search & Directory distribution partners in which we have revenue sharing arrangements where we private label our search products for our partners to offer on their own Web properties, and the growth from sales of our content and media download products to our wireless customers which require licensing and royalty payments to third parties.

Content and distribution expenses increased by $12.6 million to $27.6 million (or 20.9% of revenues) in 2003 as compared to $15.0 million (or 13.1% of revenues) in 2002. The absolute dollar and percent of revenue increase was primarily attributable to our revenue growth from our Search & Directory distribution partners in which we have revenue sharing arrangements where we private label our search products for others to offer on their own Web properties and, to a lesser extent, from sales of our content and media download products to our wireless customers.

We anticipate that our content and distribution expenses will continue to increase in absolute dollars if revenues from our Search & Directory distribution partners and sales of our content and media download products to our wireless customers continue to increase.

Systems and Network Operations Expenses.    Systems and network operations expenses consist of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, benefits and other related employee costs, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and percent of revenue for the years ended December 31, 2004, 2003, and 2002 are presented below:

	2004	Change	2003	Change	2002
Systems and Network Operations Expenses	$14,220	$3,232	$10,988	$(5,113)	$16,101
Percent of Revenue	5.7%	(2.6)%	8.3%	(5.7)%	14.0%

Systems and network operations expenses increased by $3.2 million to $14.2 million (or 5.7% of revenues) for the year ended December 31, 2004 as compared to $11.0 million (or 8.3% of revenues) for the year ended December 31, 2003. The increase in absolute dollars was primarily attributable to an increase of $4.0 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which was the result of additional headcount due to the growth in our business and also related to our acquisitions of Moviso and Switchboard. Partially offsetting these increases was a decrease in communications costs of $1.1 million related to the renegotiation of certain contracts.

Systems and network operations expenses decreased by $5.1 million to $11.0 million (or 8.3% of revenues) in 2003 as compared to $16.1 million (or 14.0% of revenues) in 2002. The absolute dollar and percent of revenue decrease from 2002 to 2003 were primarily attributable to workforce reductions and facility closures in 2003 and the fourth quarter of 2002, resulting in a decrease of personnel expenses of $2.3 million and communication and facility and maintenance costs of $2.1 million.

Product Development Expenses.    Product development expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, for research, development, support and ongoing enhancements of our products and services we deliver to our customers and distribution partners. Product development expenses in total dollars (in thousands) and percent of revenue for the years ended December 31, 2004, 2003 and 2002, are presented below:

	2004	Change	2003	Change	2002
Product Development Expenses	$23,142	$5,361	$17,781	$(11,347)	$29,128
Percent of Revenue	9.3%	(4.1)%	13.4%	(12.0)%	25.4%

Product development expenses increased by $5.4 million to $23.1 million (or 9.3% of revenues) in 2004 as compared to $17.8 million (or 13.4% of revenues) in 2003. The increase in absolute dollars was primarily due to an increase of $4.7 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which increased as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of Moviso, Switchboard, Atlas Mobile and IOMO.

Product development expenses decreased by $11.4 million to $17.8 million (or 13.4% of revenues) for the year ended December 31, 2003 as compared to $29.1 million (or 25.4% of revenues) for the year ended December 31, 2002. The absolute dollar and percent of revenue decreases from 2002 to 2003 were primarily attributable to a decrease in personnel costs of $10.7 million and facility and maintenance costs of $670,000, resulting from reductions of our workforce in 2003 and in the fourth quarter of 2002.

Product development costs may not be consistent with trends in changes in revenue and as a percent of revenues as they represent key costs to develop and enhance our product and service offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as we continue to invest in our products and services.

Sales and Marketing Expenses.    Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and percent of revenue for the years ended December 31, 2004, 2003 and 2002 are presented below:

	2004	Change	2003	Change	2002
Sales and Marketing Expenses	$23,486	$5,999	$17,487	$(1,946)	$19,433
Percent of Revenue	9.4%	(3.8)%	13.2%	(3.7)%	16.9%

Sales and marketing expenses increased by $6.0 million to $23.5 million (or 9.4% of revenues) in 2004 as compared to $17.5 million (or 13.2% of revenues) in 2003. The increase in absolute dollars was primarily attributable to an increase of $3.0 million in personnel expenses, including salaries and benefits and temporary help and contractors to augment our staffing, as we continue to grow our business, and also as a result of our acquisitions of Moviso, Switchboard, Atlas Mobile and IOMO, and an increase of $2.7 million in advertising and promotion expense.

Sales and marketing expenses decreased by $1.9 million to $17.5 million (or 13.2% of revenues) in 2003 as compared to $19.4 million (or 16.9% of revenues) in 2002. The absolute dollar decrease was primarily attributable to decrease of $4.0 million in personnel costs as the result of reductions of our workforce in 2003 and in the fourth quarter of 2002. Partially offsetting the decrease was an increase of $2.1 million in advertising and promotion expense.

We anticipate sales and marketing expenses to increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products and services.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel costs, which include salaries, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and percent of revenue for the years ended December 31, 2004, 2003 and 2002 are presented below:

	2004	Change	2003	Change	2002
General and Administrative Expenses	$36,348	$4,123	$32,225	$(10,462)	$42,687
Percent of Revenue	14.6%	(9.8)%	24.4%	(12.7)%	37.1%

General and administrative expenses increased by $4.1 million to $36.3 million (or 14.6% of revenues) in 2004 as compared to $32.2 million (or 24.4% of revenues) in 2003. The increase in absolute dollars was primarily attributable to an increase of $5.5 million in personnel costs and temporary help and contractors, to augment our staffing, as a result of our acquisitions of Moviso, Switchboard, Atlas Mobile and IOMO, the hiring of our senior management team, which was completed in the latter part of 2003, and increased costs related to our compliance with the Sarbanes-Oxley Act of 2002, and a $1.4 million increase in our bad debt expense, as we recorded a net bad debt recovery of $1.0 million in 2003. Partially offsetting these increases were decreases in occupancy costs of $1.8 million as a result of restructurings, renegotiations or expiration of certain contracts, and a reduction in our insurance costs of $1.1 million.

The absolute dollar decreases from 2002 to 2003 were primarily attributable to a $6.1 million decrease in outside professional services costs, the majority of which related to lower legal fees, and a $3.3 million reduction in our occupancy costs, which include facility charges, communications cost and general office expense, as a result of our restructurings and the renegotiation or expiration of certain contracts.

We anticipate that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters.

Depreciation.    Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation expenses for the years ended December 31, 2004, 2003 and 2002 are presented below (in thousands):

	2004	Change	2003	Change	2002
Depreciation Expenses	$6,974	$(3,845)	$10,819	$(7,270)	$18,089

The $3.8 million decrease from 2003 to 2004 and the $7.2 million decrease from 2002 to 2003 are primarily attributable to certain of our property and equipment reaching the end of its depreciable life.

Amortization of Other Intangible Assets.    Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets is presented below for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	Change	2003	Change	2002
Amortization of Other Intangible Assets	$9,920	$3,101	$6,819	$(6,035)	$12,854

The $3.1 million absolute dollar increase from 2003 to 2004 is attributable to the intangible assets that were acquired in the acquisitions of Moviso and Contactpage.com in 2003 and Switchboard, Atlas Mobile and IOMO in 2004. The increase in amortization expense related to these acquisitions was partially offset by a reduction of intangible assets that were either impaired or fully amortized during 2004 and 2003.

The $6.0 million absolute dollar decrease from 2002 to 2003 is attributable to lower amortizable balances of other intangible assets due to impairment changes recorded in 2003 and 2002 (see “Impairment of Goodwill and Other Intangible Assets” below). As the balance of other intangible assets decreased, the corresponding amortization expense also decreased.

Impairment of Goodwill and Other Intangible Assets.    Impairment of goodwill and other intangible assets is presented below for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Impairment of Goodwill	$—	$—	$56,104
Impairment of Other Intangible Assets	$—	$1,151	$20,281

We evaluated our goodwill for impairment during 2004, 2003 and 2002, as required under SFAS No. 142. Our annual evaluation conducted in 2004 and 2003 concluded that the carrying value of goodwill associated with each of our business units had not been impaired. During 2002, we determined that the carrying value of the goodwill associated with our Mobile business unit had been fully impaired and, accordingly, we recorded a charge for the impairment of goodwill of $56.1 million. The annual evaluations conducted in 2004, 2003 and

2002 were based on a valuation of our reporting units using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

During 2003, we determined that we would not pursue products related to a certain core technology we acquired in a business acquisition and recorded an impairment charge for the remaining carrying value.

During 2002, we determined that we would not pursue the development of certain technologies acquired in certain business acquisitions and also sold assets of a previously acquired business. As a result, we recorded an impairment charge of $14.9 million for the remaining carrying value of such core technologies. Additionally, we made the decision in 2002 to migrate certain customers from a platform acquired in a business acquisition to an existing platform. This migration was completed in 2002 and we recorded an impairment charge of $1.5 million for the unamortized balance of this acquired core technology. Furthermore, we determined that the actual and forecasted revenue from customer lists acquired in certain business acquisitions were substantially less than forecasted at the time of acquisition as many of these contracts were subsequently cancelled by us post-acquisition. As a result, we recorded an impairment charge of $3.9 million to write down the value of the acquired customer lists to zero.

Restructuring Charges.    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the consolidation and closures of certain of our facilities. Restructuring charges for the years ended December 31, 2004, 2003 and 2002, are presented below (in thousands):

	2004	2003	2002
Restructuring charges:
Severance and related costs	$(22)	$4,543	$487
Estimated future lease losses	(935)	4,723	(156)
Leasehold improvements and other asset disposal costs	—	1,903	946
Lease termination penalties	1,179	405	—
Realized loss on fluctuation of foreign currency	—	148	537

	$222	$11,722	$1,814

The restructuring charge in 2004 is attributable to an adjustment of our estimated reserves for the restructuring in 2003, discussed below, primarily related to the payment of lease termination costs in lieu of subleasing our excess facilities.

In 2003, we narrowed our strategic focus, which included the restructuring of our business units and the identification of certain non-core services to divest, and implemented operational restructuring plans to reduce operating costs, which included workforce reductions and consolidation of corporate facilities. In 2003, we recorded a charge of $11.7 million comprised of employee severance and other separation charges, a charge for excess facilities, the write down of leasehold improvements and equipment related to the excess facilities and a charge for terminating a lease. The estimated future excess facilities cost was based on reducing the present value of future committed lease payments. Additionally, as part of our decision to close our operations in Australia, we recorded a charge of $148,000 relating to the realized loss on foreign currency fluctuations. This amount was previously included in accumulated other comprehensive income on our consolidated balance sheet.

In 2002, as part of our decision to sell certain assets of a previous business acquisition, we incurred a loss on the sale of these assets of $991,000, which is included in other asset disposal costs. Also, during 2002, we closed our operations in Brazil, resulting in a charge of $537,000 relating to the realized loss on foreign currency fluctuations. This amount was previously included in accumulated other comprehensive income on our consolidated balance sheet. Additionally, we reduced our workforce in 2002 and incurred employee severance and related charges. The charges above were partially offset by a reduction of $156,000 to the estimated lease expenses related to our former Seattle and Mountain View facilities.

Other, Net.    Other, net consists of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net for the years ended December 31, 2004, 2003 and 2002 is presented below (in thousands):

	2004	2003	2002
Other, net:
Litigation settlement	$(3,906)	$7,549	$756
Tax settlement	—	3,963	—
Tax refunds and credits	(266)	(3,192)	—
Gain on sale of non-core services	—	(6,376)	—
Notes receivable allowances	—	—	3,411
Executive severance and stock-based compensation	1,225	—	—
Miscellaneous	(256)	(415)	—

	$(3,203)	$1,529	$4,167

During 2004, we recorded other charges, net for a gain of $3.2 million. We settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, we received $3.3 million in cash and 18,438 shares of our common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned of $1.6 million on the promissory notes. We previously recorded a valuation allowance related to the promissory notes and related interest for $11.6 million. Additionally, we recorded a charge of $1.2 million related to the separation of a former executive officer, and we received a final assessment from the IRS for a payroll tax settlement regarding certain aspects of our payroll tax returns for the year 2000, in which we had previously recorded a $4.0 million charge in 2003 that included penalties and estimated interest, and, accordingly, paid the IRS. The interest charges were less than originally estimated and, as a result, we reversed previously recognized interest charges of approximately $246,000 upon our payment of the final assessment.

During 2003, we recorded other charges, net of $1.5 million, primarily comprised of a $7.5 million charge for litigation and other settlement related to our Mobile business and a charge, which included interest and penalties, related to a settlement agreement with the IRS regarding the audit of our payroll tax returns for the year 2000 in the amount of $4.0 million. Partially offsetting these charges were research and development tax refunds or credits from local and foreign tax jurisdictions and gains on the sale or disposition of our non-core services, all of which have been divested as of December 31, 2003.

During 2002, we recorded other charges, net of $4.2 million to increase the valuation allowance for certain notes receivable due from a former officer of InfoSpace, as previously discussed, and for a litigation settlement. The promissory notes were due on December 16, 2001 and were in default. A valuation allowance of $8.5 million was recorded in 2001, which represented the outstanding notes and interest due less the value of the secured shares and other known assets of the former officer. We sued the former officer in January 2002; however, due to the inherent uncertainty of litigation, we increased our valuation allowance by $3.1 million in 2002 to fully reserve the notes and interest receivables.

Gain (Loss) on Investments, Net.    Gain (loss) on investments, net, consists of recognized gains and losses on investments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, realized gains and losses on investments, and impairment of investments. Loss on investments, net is comprised of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Other-than-temporary investment impairments	$(916)	$(12,281)	$(20,288)
Loss on sale of investments	—	(398)	(104)
Increase (decrease) in fair value of warrants	1,341	682	(548)

	$425	$(11,997)	$(20,940)

Other-than-temporary investment impairment:    We have equity investments in public and privately held companies and periodically evaluate whether the decline in fair value of an investment is other-than-temporary. During 2004, 2003 and 2002, we concluded that there had been an other-than-temporary impairment of certain equity investments and we recorded an impairment charge related to those specific investments.

Gains and losses on sale of investments:    During 2004, 2003 and 2002, we sold our equity investments in public and privately-held companies as opportunities arose.

Gains and losses in accordance with SFAS No. 133:    Effective January 1, 2001, we adopted SFAS No. 133 which requires us to adjust our derivative instruments to fair value and recognize the change in the recorded fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives, and therefore gains or losses are based on the fair value.

As of December 31, 2004, we have sold or otherwise disposed of substantially all of our investments in publicly and privately held companies.

Other Income, Net.    Other income, net, primarily consists of interest income, except for 2004 in which a gain of $456,000 from a foreign currency contract was recorded and 2003 in which a gain of $4.1 million from a litigation settlement was recorded. Other income, net was $5.0 million in 2004 compared to $8.2 million in 2003 and $6.9 million in 2002. Excluding the 2004 gain from the foreign currency contract and the 2003 gain from a legal settlement, other income primarily consisted of interest income of $4.7 million, $4.1 million, and $7.6 million in 2004, 2003 and 2002, respectively. The increase in interest income in 2004 was attributable to more available cash and marketable investments on hand to invest, and, to a lesser extent, an increase in interest rates. The decrease in interest income from 2002 to 2003 is mainly from lower interest rates received on our marketable investments. During 2004, we entered into a definitive agreement to acquire elkware, a mobile gaming company, at a cost of 20 million Euro. Due to the continuing decline in the exchange rate of the U.S. Dollar to the Euro, we entered into the foreign exchange contract on December 22, 2004 to mitigate further foreign currency exposure. As of December 31, 2004, the exchange rate of the U.S. dollar had further declined relative to the Euro and we recorded a gain of $456,000 on the forward exchange contract. Subsequently, in early 2005 when the acquisition of elkware was completed, the U.S. dollar strengthened against the Euro, and we will record a loss of $934,000 in 2005 as a result of the settlement of that exchange contract.

Income Tax Expense.    We have recorded an income tax benefit of $29,000 in 2004, $607,000 in 2003, and an expense of $430,000 in 2002. Income tax expense is primarily for our international operations, except in 2003, which includes a tax benefit related to the allocation of income tax expense to our discontinued operations of $1.5 million, partially offset by a tax expense for Federal alternative minimum tax. We expect to continue to record a tax provision for our international operations and Federal alternative minimum taxes in the future.

At December 31, 2004, we have a deferred tax asset of approximately $477.5 million, primarily comprised of our accumulated net operating loss carryforwards. We have provided a full valuation allowance for our deferred tax assets as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Once we have reached profitability for an extended period and believe that realization is more likely than not, we will reduce a portion or all of the valuation allowance in the period that such a determination is made and record a significant tax benefit. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards.

Income from Discontinued Operations and Gain on Sale of Discontinued Operation.    On March 31, 2004, we consummated the sale of our Payment Solutions business and have reflected income from Payment Solutions as income from discontinued operations. For 2004, we recorded a gain on the sale of Payment Solutions of $29.1 million, which was comprised of proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), and transaction related costs of $3.6 million, which consist of investment banking fees, legal fees and employee related costs.

We have presented the operating results of Payment Solutions as a discontinued operation for all periods presented. We recorded income, net of taxes, from the operating results of Payment Solutions of $2.3 million and $2.8 million for the year ended December 31, 2004 and 2003, respectively, and a loss of $3.5 million for the year ended December 31, 2002. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions.

Cumulative Effect of Changes in Accounting Principle.    Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we evaluated the classification of our intangible assets using the criteria of SFAS No. 141, Business Combinations, which broadened the criteria for recording intangible assets apart from goodwill, which resulted in $1.0 million of intangible assets (comprised entirely of assembled workforce intangibles) being classified as goodwill on January 1, 2002.

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

We recorded a charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, which was related to impairment of goodwill. This amount was determined based on a valuation of our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

Balance Sheet Commentary

Payroll Taxes.    As of December 31, 2004, we had $13.2 million recorded as a tax receivable. In October 2000, Anuradha Jain, a former officer of InfoSpace and the spouse of Naveen Jain, our former chairman and chief executive officer, exercised non-qualified stock options. We withheld and remitted to the IRS $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period resulting from our merger with Go2Net, Inc. (“Go2Net”), the former officer was restricted from transferring or selling the stock until February 2001, and we believe that such restriction delayed the taxation of income until the restriction lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to our payroll tax return to request the tax refund. Our payroll tax returns for the year 2000 have been audited by the IRS and we have received an examination report from the IRS disallowing the claim for the refund of $13.2 million. We are appealing that determination by the IRS and may seek recovery from the former officer. We believe that we have meritorious arguments to recover this refund and that it is probable that we will recover this receivable. However, there can be no assurance regarding the timing, structure or extent of our recovery of this tax receivable.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, short-term investments and long-term investments, initially generated from proceeds from stock sales of approximately $614 million, which include private placements of our common stock and Go2Net’s private placement of preferred stock, our initial public offering in December 1998, our follow-on public offering in April 1999 and Go2Net’s initial public offering in April 1997. In addition, more recently we have generated cash from operations and proceeds from the exercising of options to purchase shares of our common stock and proceeds of $82.0 million from the sale of our Payment Solutions business unit.

As of December 31, 2004, we had cash and marketable investments of approximately $321.8 million, consisting of cash and cash equivalents of $85.2 million, short-term investments available-for-sale of $198.4 million, and long-term investments available-for-sale of $38.2 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	2005	2006	2007	2008	Total
Minimum lease payments required	$5,084	$3,986	$3,882	$640	$13,592
Less sublease income	(523)	(163)	—	—	(686)

Net lease payments required	$4,561	$3,823	$3,882	$640	$12,906

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2004, the total amount of collateral pledged under these agreements was approximately $4.6 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2003	$4,133	$343	$4,476
Net change in collateral pledged	(90)	170	80

Balance at December 31, 2004	$4,043	$513	$4,556

Cash Flows

Net cash provided (used) by operating activities consists of net income (loss) offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities. Adjustments to net income (loss) to determine cash flow from operations include depreciation and amortization, impairment of intangible assets, gains or losses on equity investments, warrant and stock-based related revenues and expenses, gains and losses from the disposition of non-core services and other assets, certain restructuring charges, and the cumulative effect of changes in accounting principles. Net cash (used) provided by investing activities consists of net cash used to acquire businesses, transactions related to our investments, purchases of property and equipment and proceeds from the sale of certain assets. Net cash provided (used) by financing activities consists of proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan.

Our net cash flows are comprised of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net cash provided (used) by operating activities	$52,483	$46,408	$(17,393)
Net cash (used) provided by investing activities	(110,893)	(25,931)	31,088
Net cash provided by financing activities	32,747	3,616	935

Net (decrease) increase in cash and cash equivalents	$(25,663)	$24,093	$14,630

Net cash provided by operating activities was $52.5 million in 2004, consisting of our net income of $82.4 million, cash provided by changes in our operating assets and liabilities of $17.7 million, consisting of an increase in our deferred revenues and accrued expenses and other current liabilities, and adjustments not affecting cash flows provided by operating activities of $18.4 million, primarily consisting of depreciation and amortization, stock-based compensation, bad debt expense, and non-cash restructuring charges. Partially offsetting the increase are cash used by changes in our operating assets and liabilities of $33.6 million, primarily consisting of increases in our accounts receivable, notes and other receivables and a decrease in our accounts payable, and adjustments not affecting cash flows provided by operating activities of $32.4 million, primarily consisting of income and the gain on sale of our Payment Solutions business of $31.4 million, accounted for as a discontinued operation, and gains from our equity investments.

Net cash provided by operating activities was $46.4 million in 2003, consisting of our net loss of $6.3 million, cash provided by changes in our operating assets and liabilities of $34.2 million, primarily consisting of increases in accrued expenses and other current liabilities, changes in net assets of discontinued operations, increases in notes and other receivables, and an increase in our accounts receivable, and adjustments not affecting cash flows provided by operating activities of $33.8 million, primarily consisting of depreciation and amortization, losses on equity investments, and restructuring and impairment charges. Partially offsetting the increase are cash used by changes in our operating assets and liabilities of $5.0 million, primarily consisting of increases in our prepaid expenses and other assets, and a decrease in our deferred revenue, and adjustments not affecting cash flows provided by operating activities of $10.3 million, primarily consisting of gains from the sale of our non-core services, bad debt recoveries and income from our discontinued operation.

Net cash used by operating activities was $17.4 million in 2002, consisting of our net loss of $345.3 million, cash used by changes in our operating assets and liabilities of $26.2 million, primarily consisting increases in accounts receivables and decreases of accounts payable, accrued expenses and other current liabilities, deferred revenue and changes in net assets of discontinued operations, and adjustments not affecting cash flows used by operating activities of $3.9 million primarily consisting of stock related revenues and bad debt recoveries. Partially offsetting the decrease are changes in our operating assets and liabilities of $7.7 million, primarily consisting of decreases in notes and other receivable, prepaid assets and other current and long term assets, and adjustments not affecting cash flows of $350.1 million, primarily associated with the cumulative effect of adopting SFAS No. 142 of $206.6 million, impairment of goodwill and other intangible assets, depreciation and amortization, losses on our equity investments.

Net cash used by investing activities was $110.9 million in 2004, primarily from the purchase of $446.4 million of marketable investments, the use of $130.6 million for business acquisitions, net of cash acquired, and $10.4 million of property and equipment purchases. Partially offsetting cash used in investing activities were proceeds from the sale or maturity of our marketable investments of $499.2 million, proceeds of $82.0 million from the sale of our Payment Solutions business, and proceeds of $1.0 million from the sale of equity investments and our non-core services.

Net cash used by investing activities was $25.9 million in 2003, primarily from the proceeds of $263.5 million from the sale or maturity of our marketable investments and proceeds of $18.1 million from the sale of equity investments and non-core services and assets. Partially offsetting cash provided by investing activities were the purchase of $276.2 million of marketable investments, the use of $29.1 million for business acquisitions, net of cash acquired, and purchases of property and equipment of $2.2 million.

Net cash provided by investing activities was $31.1 million in 2002, primarily from the proceeds of $228.9 million from the sale or maturity of our marketable investments and proceeds of $2.0 million from a note receivable. Partially offsetting cash provided by investing activities were the purchase of $192.1 million of marketable investments, purchase of property and equipment of $5.2 million, and the use of $2.4 million for business acquisitions, net of cash acquired.

Net cash provided by financing activities in 2004, 2003 and 2002 was $32.7 million, $3.6 million, and $935,000, respectively. Cash proceeds from financing activities resulted from the exercise of stock options and from the sales of shares through our employee stock purchase plan.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of infrastructure including the build-out of a redundant data center. We may use our cash for acquisitions, an example being our 2004 acquisition of Switchboard and the acquisition of three mobile gaming companies in 2004 and early 2005.

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

Market Sensitive Derivatives and Financial Instruments

On December 15, 2004, we entered into a definitive agreement to acquire 100% of the outstanding stock of elkware, a German mobile games company. The agreed purchase price is denominated in Euros in the amount of 20.0 million Euros. Due to significant changes in the exchange rate and the continued decrease of the U.S. dollar to the Euro, on December 22, 2004 we entered into a forward exchange contract, to minimize any further exposure of the U.S. dollar weakening relative to the Euro, which locked the exchange rate at 1.3416 for each dollar per Euro. The acquisition of elkware was completed on January 7, 2005.

Acquisitions

Summary of Our Acquisitions

Company or Assets	Date Closed	Total Value of Transaction (in thousands)
IOMO Limited	12/01/2004	$15,400
Atlas Mobile, Inc.	07/01/2004	6,300
Switchboard Incorporated	06/03/2004	159,400
Moviso LLC	11/26/2003	25,000
Saraide, Inc. (remaining interest)	11/26/2003 and 12/31/03	1,100
Contactpage.com, Inc	10/21/2003	2,600
eCash Technologies, Inc.	02/08/2002	4,600

IOMO Limited.    On December 1, 2004 we acquired all of the outstanding stock of IOMO Limited, a designer and publisher of mobile games, for approximately $15.4 million, excluding acquisition costs and liabilities assumed. In addition, the purchase agreement required that approximately $2.1 million of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement.

Atlas Mobile, Inc.    In July 2004, we acquired the assets of Atlas Mobile, a provider of mobile multi-player tournament games, for $6.3 million.

Switchboard Incorporated.    In June 2004, we acquired all of the outstanding stock of Switchboard Incorporated, a provider of local on-line advertising and Internet based yellow pages, for $7.75 per share in cash totaling approximately $159.4 million, which excludes transaction fees of approximately $6.2 million and liabilities assumed. As of the acquisition date, Switchboard had approximately $56.4 million in cash.

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

Contactpage.com, Inc.    In October 2003, we acquired substantially all of the technology and intellectual property of Contactpage.com, Inc. for $2.6 million in cash.

eCash Technologies, Inc.    In February 2002, we acquired substantially all of the technology and intellectual property of eCash Technologies, Inc., a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 106,482 shares of our common stock.

Events Subsequent to December 31, 2004

elkware GmbH On December 15, 2004, we entered into a definitive agreement to acquire 100% of the outstanding shares of elkware GmbH, a German mobile games company, for 20.0 million Euro, which approximated $26.4 million in cash. The transaction was consummated on January 7, 2005. In addition, the purchase agreement required that 5.0 million Euros of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2004. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands except per share data)
Revenues	$30,283	$31,685	$31,232	$39,030	$48,081	$54,448	$67,151	$79,674

Operating expenses:
Content and distribution	3,539	5,343	7,389	11,312	16,886	18,611	24,537	32,654
Systems and network operations	3,421	2,743	2,240	2,584	3,218	3,813	3,498	3,691
Product development	6,010	3,853	3,747	4,171	4,438	5,580	6,436	6,688
Sales and marketing	4,556	4,100	3,999	4,832	5,458	5,083	6,212	6,733
General and administrative	7,477	9,527	7,372	7,849	9,494	8,998	9,565	8,291
Depreciation	3,295	3,215	2,342	1,967	1,799	1,745	1,681	1,749
Amortization of intangible assets	1,622	1,623	1,622	1,952	1,741	2,002	3,061	3,116
Impairment of other intangible assets	—	—	1,151	—	—	—	—	—
Restructuring	167	10,451	(128)	1,232	(49)	271	—	—
Other, net	3,956	(149)	1,533	(3,811)	1,090	(3,922)	(246)	(125)

Total operating expenses	34,043	40,706	31,267	32,088	44,075	42,181	54,744	62,797

Operating income (loss)	(3,760)	(9,021)	(35)	6,942	4,006	12,267	12,407	16,877
Gain (loss) on equity investments	413	(12,427)	74	(57)	458	—	(33)	—
Other income, net	1,170	5,619	681	720	985	1,176	1,000	1,830

Income (loss) from continuing operations before income taxes	(2,177)	(15,829)	720	7,605	5,449	13,443	13,374	18,707
Income tax benefit (expense)	259	(192)	85	455	(32)	(71)	(18)	50

Income (loss) from continuing operations	(1,918)	(16,021)	805	8,060	5,417	13,372	13,356	18,857
Discontinued Operations:
Income from discontinued operations, net of taxes	611	(471)	787	1,828	2,277	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	—	—	28,989	133	—	—

Net income (loss)	$(1,307)	$(16,492)	$1,592	$9,888	$36,683	$13,505	$13,356	$18,857

Earnings per share—Basic
Income (loss) from continuing operations	$(0.06)	$(0.51)	$0.03	$0.25	$0.17	$0.42	$0.42	$0.58
Income (loss) from discontinued operations	$0.02	$(0.02)	$0.02	$0.06	$0.99	$—	$—	$—

Net income (loss) per share	$(0.04)	$(0.53)	$0.05	$0.31	$1.16	$0.42	$0.42	$0.58

Weighted average shares outstanding used in computing basic net income (loss) per share	30,979	31,153	31,337	31,456	31,568	31,915	32,183	32,766

Earnings per share—Diluted
Income (loss) from continuing operations	$(0.06)	$(0.51)	$0.03	$0.23	$0.15	$0.37	$0.37	$0.50
Income (loss) from discontinued operations	$0.02	$(0.02)	$0.02	$0.06	$0.88	$—	$—	$—

Net income (loss) per share	$(0.04)	$(0.53)	$0.05	$0.29	$1.03	$0.37	$0.37	$0.50

Weighted average shares outstanding used in computing diluted net income (loss) per share	30,979	31,153	33,259	34,692	35,654	36,245	36,411	37,850

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(as a percent of revenue)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Content and distribution	11.7	16.9	23.7	29.0	35.1	34.2	36.5	41.0
Systems and network operations	11.3	8.7	7.2	6.6	6.7	7.0	5.2	4.6
Product development	19.8	12.2	12.0	10.7	9.2	10.3	9.6	8.4
Sales and marketing	15.0	12.9	12.8	12.4	11.4	9.3	9.3	8.5
General and administrative	24.7	30.1	23.6	20.1	19.8	16.5	14.2	10.4
Depreciation	10.9	10.1	7.4	5.0	3.7	3.2	2.5	2.2
Amortization of intangible assets	5.4	5.1	5.2	5.0	3.6	3.7	4.6	3.9
Impairment of other intangible assets	—	—	3.7	—	—	—	—	—
Restructuring	0.5	33.0	(0.4)	3.2	(0.1)	0.5	—	—
Other, net	13.1	(0.5)	4.9	(9.8)	2.3	(7.2)	(0.4)	(0.2)

Total operating expenses	112.4	128.5	100.1	82.2	91.7	77.5	81.5	78.8

Operating income (loss)	(12.4)	(28.5)	(0.1)	17.8	8.3	22.5	18.5	21.2
Gain (loss) on equity investments	1.3	(39.2)	0.2	(0.1)	1.0	—	—	—
Other income, net	3.9	17.7	2.2	1.8	2.0	2.2	1.4	2.3

Income (loss) from continuing operations before income taxes	(7.2)	(50.0)	2.3	19.5	11.3	24.7	19.9	23.5
Income tax benefit (expense)	0.9	(0.6)	0.3	1.2	—	(0.1)	—	0.2

Income (loss) from continuing operations	(6.3)	(50.6)	2.6	20.7	11.3	24.6	19.9	23.7
Discontinued Operations:
Income from discontinued operations, net of taxes	2.0	(1.4)	2.5	4.6	4.7	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	—	—	60.3	0.2	—	—

Net income (loss)	(4.3)%	(52.0)%	5.1%	25.3%	76.3%	24.8%	19.9%	23.7%

Recent Accounting Pronouncements

We account for stock-based compensation awards using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we record no compensation expense for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which a person is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS No. 123(R), but we expect that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are disclosed in Item 8 of Part II “Financial Statements and Supplementary Data – Note 1: Stock-based compensation.” Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).

SFAS No. 123(R) will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, we may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk.    We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2004, our short-term and long-term investment balances were $236.6 million.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2004 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2004 are as follows (in thousands, except percentages):

	2005	2006	Total	Fair Value
Taxable municipal bonds (1)	$115,525	$—	$115,525	$115,525
Weighted average interest rate	2.44%	—	2.44%
U.S. government securities	72,763	25,036	97,799	97,339
Weighted average interest rate	2.25%	2.44%	2.30%
Commercial Paper	23,977	—	23,977	23,975
Weighted average interest rate	2.27%	—	2.27%
Corporate notes and bonds	11,489	13,420	24,909	24,704
Weighted average interest rate	1.93%	2.55%	2.27%	—

Cash equivalents and marketable fixed-income securities	$223,754	$38,456	$262,210	$261,543

(1)	Consists of Auction Rate Securities.

Foreign Currency Risk:    Our earnings and cash flows are subject to fluctuations due to changes in the exchange rates of the principal currency of countries that we operate in (Canada and countries in Europe) versus the U.S. dollar. We are exposed to these exchange rate fluctuations as the financial results of our non-U.S. based subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact our results. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in stockholders’ equity. Other than the forward currency exchange contract that we entered into in connection with the purchase of elkware GmbH, a mobile gaming company based in Germany, we do not currently use derivative instruments to manage our exposure to changes in foreign currency exchange rates as this exposure has had a minimal impact on our past financial results.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc. and subsidiaries

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

We have also audited, in accordance with the standards of the PCAOB the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc. and Subsidiaries

Bellevue, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that InfoSpace, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 2, 2005 expressed an unqualified opinion and includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, as discussed in Note 1 to the consolidated financial statements.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 2, 2005

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$85,245	$110,908
Short-term investments, available-for-sale	198,410	184,415
Accounts receivable, net of allowance of $929 and $911.	57,110	24,585
Notes and other receivables, net of allowance of $93 and $11,893	7,259	4,454
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	3,623	3,425
Assets of discontinued operations	—	58,366

Total current assets	364,861	399,367
Long-term investments, available-for-sale	38,159	—
Property and equipment, net	16,782	13,281
Other investments	—	1,396
Goodwill	158,810	57,133
Other intangible assets, net	46,189	20,388
Other long-term assets	1,293	750

Total assets	$626,094	$492,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,669	$4,363
Accrued expenses and other current liabilities	44,031	29,529
Short-term deferred revenue	4,750	3,315
Liabilities of discontinued operations	—	8,501

Total current liabilities	55,450	45,708
Long-term liabilities:
Long-term deferred revenue	503	75
Deferred taxes	7,745	—

Total long-term liabilities	8,248	75

Total liabilities	63,698	45,783
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 32,894,177 and 31,470,635 shares	3	3
Additional paid-in capital	1,741,241	1,707,617
Accumulated deficit	(1,179,893)	(1,262,294)
Accumulated other comprehensive income	1,045	1,206

Total stockholders’ equity	562,396	446,532

Total liabilities and stockholders’ equity	$626,094	$492,315

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues (including related party revenues of $0, $190 and $2,002 )	$249,354	$132,230	$114,972
Operating expenses:
Content and distribution	92,688	27,583	15,026
Systems and network operations	14,220	10,988	16,101
Product development	23,142	17,781	29,128
Sales and marketing	23,486	17,487	19,433
General and administrative	36,348	32,225	42,687
Depreciation	6,974	10,819	18,089
Amortization of other intangible assets	9,920	6,819	12,854
Impairment of goodwill	—	—	56,104
Impairment of other intangible assets	—	1,151	20,281
Restructuring	222	11,722	1,814
Other, net	(3,203)	1,529	4,167

Total operating expenses	203,797	138,104	235,684

Operating income (loss)	45,557	(5,874)	(120,712)
Gain (loss) on investments, net	425	(11,997)	(20,940)
Other income, net	4,991	8,190	6,932

Income (loss) from continuing operations before income tax benefit (expense) and cumulative effect of change in accounting principle	50,973	(9,681)	(134,720)
Income tax benefit (expense)	29	607	(430)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	51,002	(9,074)	(135,150)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	2,277	2,755	(3,481)
Gain on sale of discontinued operations, net of taxes	29,122	—	—
Cumulative effect of change in accounting principle	—	—	(206,619)

Net income (loss)	$82,401	$(6,319)	$(345,250)

Earnings per share—Basic:
Income (loss) from continuing operations	$1.59	$(0.29)	$(4.41)
Income (loss) from discontinued operations	$0.98	$0.09	$(0.11)
Cumulative effect of change in accounting principle	$—	$—	$(6.74)

Basic net income (loss) per share	$2.57	$(0.20)	$(11.26)

Weighted average shares outstanding used in computing basic net income (loss) per share	32,109	31,232	30,656
Earnings per share—Diluted:
Income (loss) from continuing operations	$1.40	$(0.29)	$(4.41)
Income (loss) from discontinued operations	$0.86	$0.09	$(0.11)
Cumulative effect of change in accounting principle	$—	$—	$(6.74)

Diluted net income (loss) per share	$2.26	$(0.20)	$(11.26)

Weighted average shares outstanding used in computing diluted net income (loss) per share	36,541	31,232	30,656
Other comprehensive loss:
Net income (loss)	$82,401	$(6,319)	$(345,250)
Foreign currency translation adjustment	526	1,162	1,923
Unrealized gain (loss) on investments, available-for-sale	(687)	(523)	(1,214)

Comprehensive income (loss)	$82,240	$(5,680)	$(344,541)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Common Stock		Paid-In Capital	Accumulated deficit	Deferred Expense- warrants	Unearned compensation	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2001	30,779	$3	$1,702,550	$(910,725)	$(680)	$(7,881)	$(679)	$782,588
Common stock issued for acquisitions	106	—	1,895	—	—	—	—	1,895
Common stock issued for stock options and/or restricted stock	51	—	166	—	—	—	—	166
Common stock issued for employee stock purchase plan	89	—	769	—	—	—	—	769
Common stock repurchased and/or retired	(68)	—	—	—	—	—	—	—
Unearned compensation—stock options/restricted stock	—	—	(1,257)	—	—	1,257	—	—
Stock-based compensation expense	—	—	—	—	—	6,081	—	6,081
Warrant expense	—	—	—	—	641	—	—	641
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(1,214)	(1,214)
Realized loss on foreign currency	—	—	—	—	—	—	537	537
Foreign currency translation adjustment	—	—	—	—	—	—	1,923	1,923
Net loss	—	—	—	(345,250)	—	—	—	(345,250)

Balance, December 31, 2002	30,957	3	1,704,123	(1,255,975)	(39)	(543)	567	448,136
Common stock issued for stock options	370	—	2,711	—	—	—	—	2,711
Common stock issued for employee stock purchase plan	175	—	906	—	—	—	—	906
Common stock repurchased and/or retired	(32)	—	—	—	—	—	—	—
Unearned compensation—stock options/restricted stock	—	—	(695)	—	—	695	—	—
Stock-based compensation expense	—	—	472	—	—	(152)	—	(320)
Warrant expense	—	—	—	—	39	—	—	39
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(523)	(523)
Realized loss on foreign currency	—	—	—	—	—	—	168	168
Foreign currency translation adjustment	—	—	—	—	—	—	994	994
Tax benefit from exercise of stock options	—	—	100	—	—	—	—	100
Net loss	—	—	—	(6,319)	—	—	—	(6,319)

Balance, December 31, 2003	31,470	3	1,707,617	(1,262,294)	—	—	1,206	446,532
Common stock issued for stock options	1,386	—	31,601	—	—	—	—	31,601
Common stock issued for employee stock purchase plan	59	—	1,146	—	—	—	—	1,146
Common stock repurchased and/or retired	(21)	—	(698)	—	—	—	—	(698)
Stock-based compensation expense	—	—	1,575	—	—	—	—	1,575
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(687)	(687)
Foreign currency translation adjustment	—	—	—	—	—	—	526	526
Net income	—	—	—	82,401	—	—	—	82,401

Balance, December 31, 2004	32,894	$3	$1,741,241	$(1,179,893)	$—	$—	$1,045	$562,396

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities:
Net income (loss)	$82,401	$(6,319)	$(345,250)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss (income) from discontinued operations	(31,399)	(2,755)	3,481
Depreciation and amortization	16,894	17,638	30,943
Impairment of goodwill and other intangible assets	—	1,151	76,385
Warrant and stock-related revenue	—	(135)	(2,442)
Warrant and stock-based compensation expense	981	321	6,164
Bad debt (recovery) expense	328	(1,024)	(1,440)
Loss (gain) on equity investments	(425)	11,997	20,940
Other	(523)	640	4,268
Gain on sale of non-core services	—	(6,432)	—
Non-cash or asset impairment restructuring charges	222	2,059	1,327
Cumulative effect of change in accounting principle	—	—	206,619
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combinations:
Accounts receivable	(29,800)	894	(2,737)
Notes and other receivable	(1,540)	2,100	2,365
Prepaid expenses and other current assets	967	(385)	4,623
Other long-term assets	(543)	(109)	744
Accounts payable	(1,749)	(582)	(4,432)
Accrued expenses and other current liabilities	14,806	14,008	(9,858)
Deferred revenue	1,863	(3,876)	(6,384)
Discontinued operations net assets	—	17,217	(2,709)

Net cash provided (used) by operating activities	52,483	46,408	(17,393)
Investing Activities:
Business acquisitions, net of cash acquired	(130,607)	(29,075)	(2,430)
Purchase of intangible assets	—	(55)	(100)
Notes receivable	—	—	1,955
Purchase of property and equipment	(10,410)	(2,179)	(5,206)
Proceeds from the sale of non-core services and assets	465	5,620	—
Proceeds from sale of discontinued operation	82,000	—	—
Proceeds from the sale of equity investments	500	12,454	—
Proceeds from sales and maturities of investments	446,363	263,495	228,929
Purchase of investments	(499,204)	(276,191)	(192,060)

Net cash provided (used) by investing activities	(110,893)	(25,931)	31,088
Financing Activities:
Proceeds from stock options and warrants	31,601	2,710	769
Proceeds from issuance of stock through employee stock purchase plan	1,146	906	166

Net cash provided by financing activities	32,747	3,616	935

Net increase (decrease) in cash and cash equivalents	(25,663)	24,093	14,630
Cash and cash equivalents, beginning of period	110,908	86,815	72,185

Cash and cash equivalents, end of period	$85,245	$110,908	$86,815

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Acquisitions from purchase transactions:
Stock issued	$—	$—	$1,895
Net assets (liabilities) acquired (assumed)	$—	$—	$1,910
Cash paid for income taxes:	$943	$440	$472

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

Note 1:    Summary of Significant Accounting Policies

Description of the business:    InfoSpace, Inc. (the “Company” or “InfoSpace”) is a diversified technology and services company comprised of two reporting units, the Search & Directory and Mobile businesses. The Company develops and markets innovative technology solutions and applications for a broad range of customers ranging from consumers to wireless operators and content providers.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of presentation:    On March 31, 2004, the Company completed the sale of its Payment Solutions business to Lightbridge, Inc. (“Lightbridge”), for $82.0 million in cash. The operating results of the Payment Solutions business have been presented as discontinued operations in the Consolidated Statements of Operations and on the Consolidated Balance Sheets for all years presented.

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

Cash and cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company has pledged a portion of its cash and cash equivalents as collateral for certain of its facility leases. On December 31, 2004, the total amount of collateral pledged under these agreements was approximately $4.6 million, which consists of $4.1 million of standby letters of credit and $512,000 of bank guaranty.

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. Action Rate Securities and all debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered short-term investments. Other investments maturing after one year from the balance sheet date are considered long-term. The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2004 and 2003, the Company’s short-term and long-term investments are classified as available-for-sale and are reported at their fair market value, with changes in fair value reported in Other Comprehensive Income (Loss).

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	2 years – 5 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company has capitalized certain internal use software development costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs capitalized primarily consist of employee salaries and benefits allocated on a project or product basis. The Company capitalized approximately $1.6 million, $1.0 million, and $1.8 million of internal-use software costs during the years ended December 31, 2004, 2003, and 2002, respectively.

Valuation of goodwill and intangible assets:    As discussed below, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002 and performed an impairment test of goodwill and indefinite-lived intangible assets as of that date. In accordance with the provisions of SFAS No. 142, management also evaluates goodwill and other intangible assets at least annually to determine whether there has been any impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002, and has recorded impairments of goodwill and other intangible assets, as further discussed in Note 6.

Other investments:    The Company has invested in equity investments of public and privately-held companies for business and strategic purposes. These investments are included in long-term assets. Investments in companies whose securities are not publicly traded are recorded at cost. Investments in companies whose securities are publicly traded are recorded at fair value, with unrealized gains or losses recorded in accumulated other comprehensive income in the Company’s stockholders’ equity section of its consolidated balance sheet. Warrants held by the Company to purchase equity securities are included in the Consolidated Balance Sheets at their fair value with changes in fair value recorded as gains or losses on investments in the Statement of Operations. During the years ended December 31, 2004, 2003 and 2002, the Company did not make equity investments in public or privately-held companies. Realized gains or losses are recorded based on the identified specific cost of the investment sold. The Company does not exercise significant influence over the operating or financial policies of any of the companies in which it has invested, and therefore accounts for such investments under the cost method. The Company’s accounting treatment of its other investments is more fully described in Note 5.

Stock-based compensation:    In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, unearned compensation includes the unamortized intrinsic value of vested and unvested options assumed in acquisitions since July 1, 2000. In addition, unearned compensation includes the unamortized compensation expense from the Company’s restricted stock grant in December 2001 (see Note 7). The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. For options assumed in acquisitions, the Company measures the value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the options granted based on the quoted price of the Company’s common stock at the date the options are assumed.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value for assumed options and restricted stock is recognized as an expense and amortized using the accelerated amortization method prescribed in FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the years ended December 31, 2004 and 2002, the Company recognized $1.6 million and $6.1 million in compensation expense related to stock options and restricted stock grants. For the year ended December 31, 2003, the Company recognized a $320,000 reversal of previously recorded stock compensation expense based on cancellations during the year for which expense had been recorded in the prior years pursuant to the accelerated method under FIN 28.

The Company’s stock-based compensation plans are more fully described in Note 7. The Company accounts for those plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted that have exercise prices equal to fair market value of the Company’s stock at the date of grant.

To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted: risk-free interest rate of 2.99% to 3.72% for the 2004 grants, 2.46% to 3.24% for the 2003 grants and 1.89% to 3.47% for the 2002 grants, expected dividend yield of 0% for all periods; volatility of and 64% to 67% for 2004 grants, 66% to 105% for 2003 grants 111% to 123% for 2002 grants; and an expected life of five years.

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net loss for the years ended December 31, 2004, 2003 and 2002 would have been as follows (amounts in thousands, except per share data):

	2004	2003	2002
Net income (loss) as reported	$82,401	$(6,319)	$(345,250)
Stock based compensation, as reported	1,575	(320)	6,081
Total stock based compensation determined under fair value based method for all awards	(36,314)	(26,974)	(79,424)

Adjusted net income (loss), fair value method for all stock based awards	$47,662	$(33,613)	$(418,593)

Basic net income (loss) per share, as reported	$2.57	$(.20)	$(11.26)
Diluted net income (loss) per share, as reported	$2.26	$(.20)	$(11.26)
Basic net income (loss) per share, SFAS No. 123 adjusted	$1.48	$(1.08)	$(13.65)
Diluted net income (loss) per share, SFAS No. 123 adjusted	$1.35	$(1.08)	$(13.65)

Deferred expense-warrants:    Deferred expense-warrants represented the fair value of the warrants that were issued to America Online, Inc. (AOL) (Note 7) and was expensed ratably over the four-year vesting period, which ended during 2003. The amortization of deferred warrant expense has been charged to content and distribution expenses.

Revenues:

Search & Directory revenue:    The Company generates revenues from its on-line search, yellow page and white page services. Revenues are generated when an end-user of its services generates a paid search at the Company’s owned and operated Web site or through a distribution partner’s Web property, in which the

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Company offers its private label search and directory products and services for others to offer on their own Web properties. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to the Company.

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

For distribution partner arrangements, whereby the Company shares a portion of the revenues earned through a distribution partner’s Web property, revenue is recorded on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company recognizes the cost of revenue share payments to the distribution partners as a content and distribution expense. Typically, revenue share expenses are based on a contracted rate per paid search or as a percent of gross revenue earned by the Company.

The Company has recognized revenues generated from non-cash transactions (barter). Barter revenue is recognized when the Company completes its obligations under the agreement. In accordance with EITF Issue No. 99-17 Accounting for Advertising Barter Transactions, which generally relate to the exchange of advertising for the Company, it records a receivable or liability at the end of the reporting period for the difference in the fair value of the services provided or received. The Company recognized $0, $0 and $243,000 in barter revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has recognized revenue associated with providing products or services in exchange for warrants and, in some cases, warrants in companies in which the Company has made an equity investment. Warrant revenue is recognized once the product or service is delivered or in certain agreements, when the Company has met its specific performance criteria. When the products or services are delivered or when the Company has met its performance obligations, revenue is recognized equal to the fair value of the warrant at the vesting date. In certain circumstances in which the future performance is not specified and the warrant is fully vested, the Company measures the fair value of the warrant and recognizes the revenue on a straight-line basis over the contract term. The Company measures the fair value of the warrants using the issuers stock price and other measurement assumptions including a review of current financial information and recent rounds of financing, on the earlier of (i) the date the terms of the warrant compensation arrangement and a commitment for performance is reached or (ii) the date at which the Company’s performance to earn the warrants is complete. The Company recognized $0, $135,000 and $2.4 million in warrant revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Mobile revenue:    The Company earns revenue, typically from its agreements with mobile operators, from its content delivery services, which includes both subscriber usage or product downloads, hosting and maintenance services and professional services.

The Company’s revenue from product downloads is generated when an end user purchases a wireless application, such as ringtones, graphics, or games, via their cellular phone. The agreements with the mobile operators provide that the mobile operators are responsible for billing and collecting from the end users, and remitting fees to the Company for the purchase of the product download that the Company licenses or as a service fee for delivering a product download that the mobile operator licenses. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes revenue, and a

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

corresponding expense, for transactions in which the Company acts as a principal and directly licenses content from the license holder(s). The Company records revenue on a net basis for transactions in which the Company acts as an agent and delivers content that the mobile operator licenses directly from the license holder(s).

Subscriber usage fee revenue is generated based on the end users usage of the Company’s messaging or browsing services.

The Company enters into licensing and royalty agreements to secure the content for its messaging services and product downloads. The Company records licensing and royalty expense as a content and distribution cost in the period in which the content or product is delivered. Certain agreements are based on a flat fee for a contracted period of time and these content expenses are recorded ratably over the contract period.

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

Non-core services revenue:    For the years ended December 31, 2003 and 2002, the Company earned and recognized revenue from certain non-core services. During 2003, all of these non-core services were sold or otherwise disposed. Revenues were recognized in the period in which the products or services were delivered. In some cases, the fees were paid to the Company at the commencement of the agreement with the customer and the related revenue was recognized ratably over the contracted period or estimated life of the arrangement.

Content and distribution expenses:    Content and distribution expenses consist of costs related to revenue sharing arrangements in which the Company provides private-labeled search and directory services for Web properties of its distribution partners and licensing and royalty fee arrangements in connection with the sale of mobile product downloads or services.

System and network operation expenses:    System and network operation expenses are costs associated with the delivery, maintenance and support of the Company’s products, services, and infrastructure, an principally consists of personnel costs, communication costs, such as high-speed Internet access and hosting, and equipment maintenance and repair.

Product development expenses:    Product development expenses consist principally of personnel costs for research, development, support and on-going enhancements of the Company’s products and services.

Sales and marketing expenses:    Sales and marketing expenses consist principally of personnel costs, and advertising, market research and promotion expenses.

General and administrative expenses:    General and administrative expenses consist principally of personnel costs, professional service fees, which include legal, audit, and SEC and Sarbanes-Oxley compliance fees, occupancy and general office expenses, and general business development and management expenses.

Advertising costs:    Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Cash advertising expense totaled approximately $5.4 million, $2.9 million

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

and $179,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company recorded approximately $0, $400,000 and $1.1 million in non-cash advertising expense relating to barter arrangements for the years ended December 31, 2004, 2003 and 2002, respectively.

Restructuring charges:    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the closures of certain Company facilities (Note 11).

Other, net:    Other, net consists of costs and/or charges that are not directly associated with other revenues or operating expense classifications. Other charges, net during the year ended December 31, 2004, of $3.2 million, primarily consists of the settlement of a litigation matter concerning promissory notes due from a former officer of the Company, resulting in a gain of $3.9 million, partially offset by a charge of $1.2 million related to the separation of a former executive officer. Other charges, net during the year ended December 31, 2003 of $1.5 million, primarily consists of a litigation settlement charge of approximately $7.5 million and a tax settlement charge of approximately $4.0 million, which included interest and penalties, related to a partial settlement agreement with the Internal Revenue Service (the “IRS”) regarding the audit of the Company’s payroll tax returns for the year 2000. Partially offsetting these charges were research and development tax refunds or credits from local and foreign tax jurisdictions of approximately $3.2 million and gains on the sale or disposition of the Company’s non-core services of approximately $6.4 million. Other charges, net during the year ended December 31, 2002 of $4.2 million consists of an allowance for notes receivable and employee loans of approximately $3.4 million and $756,000 for the settlement of two litigation matters.

Gain (loss) on investments:    Gain (loss) on investments consists of changes in fair values of warrants held by the Company, realized gains and losses from the sale of investments and impairment of investments.

Income from discontinued operations and gain on sale of discontinued operations:    On March 31, 2004, the Company consummated the sale of its Payment Solutions business and has reflected the results of operations from its Payment Solutions business as discontinued operations for all periods presented. The Company recorded revenues from the operations of Payment Solutions of $8.4 million, $27.8 million and $21.2 million for the years ended December 31, 2004 and 2003 and 2002, respectively. For the years ended December 31, 2004 and 2003, the Company recorded income from the operating results of Payment Solutions of $2.3 million and $2.8 million, respectively, net of income taxes of $20,000 and $1.5 million, respectively and a loss of $3.5 million, with no income taxes attributable to results, for the year ended December 31, 2002. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions. Additionally, for the year ended December 31, 2004, the Company recorded a gain on the sale of Payment Solutions of $29.1 million, which was comprised of proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), and transaction related costs of $3.6 million, which consist of investment banking fees, legal fees and employee related costs.

Cumulative effect of change in accounting principles:    Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.

SFAS No. 142 requires that purchased goodwill and indefinite-lived intangibles no longer be amortized into results of operations, but instead be tested for impairment at least annually. The Company evaluated its other intangible assets, including core technology, customer lists, and other intangible assets, and determined that these assets have definite lives. These are classified on the Company’s consolidated balance sheets as Other intangible assets.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

The Company recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, as impairment of goodwill. This amount was determined based on a valuation of the Company’s reporting units as of January 1, 2002 using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit. SFAS No. 142 prescribes an impairment testing of goodwill to be performed at least annually. The Company completed this annual evaluation of each of its reporting units as of November 30, 2004, November 30, 2003 and November 30, 2002, using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit and recorded a non-cash charge of $0, $0 and $56.1 million, respectively, based upon a valuation.

As part of the Company’s reorganization and changes to its reporting units on April 1, 2003, the Company allocated the Merchant goodwill to the new reporting units effective April 1, 2003 (Note 12). The allocation was determined based on a valuation of the Company’s reporting units as of April 1, 2003 using a combination of the revenues, direct contribution to profit and cash flows of each business unit, and the Company’s quoted stock price.

The following table provides information about activity in goodwill by reporting unit for the period from January 1, 2003 to December 31, 2004 (in thousands):

	Merchant	Mobile	Search & Directory	Total
Goodwill as of January 1, 2003	$48,796	$—	$—	$48,796
Allocation of goodwill to new reporting units	(48,796)	—	48,796	—
Goodwill associated with Saraide minority interest acquisition	—	1,100	—	1,100
Goodwill associated with Moviso acquisition	—	7,237	—	7,237

Goodwill as of December 31, 2003	—	8,337	48,796	57,133
Goodwill adjustments associated with Moviso acquisition	—	(140)	—	(140)
Goodwill associated with Switchboard acquisition	—	—	91,403	91,403
Goodwill associated with Atlas Mobile acquisition	—	1,349	—	1,349
Goodwill associated with IOMO acquisition	—	9,065	—	9,065

Goodwill as of December 31, 2004	$—	$18,611	$140,199	$158,810

Other intangible assets consisted of the following (in thousands):

	December 31, 2004			December 31, 2003
	Gross carrying Amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets
Core technology	$16,748	$(7,162)	$9,586	$13,048	$(3,601)	$9,447
Customer relationships	30,197	(11,904)	18,293	16,772	(6,625)	10,147
Other	10,708	(7,798)	2,910	7,511	(6,717)	794

Total definite-lived intangible assets	57,653	(26,864)	30,789	37,331	(16,943)	20,388
Indefinite-lived intangible assets (trademark and trade name)	15,400	—	15,400	—	—	—

Total	$73,053	$(26,864)	$46,189	$37,331	$(16,943)	$20,388

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Amortization of other intangible assets are over the estimated life, ranging from one to five years and is expected to be approximately $11.7 million, $9.6 million, $5.5 million, $2.7 million and $1.1 million for the years ended December 31, 2005, 2006, 2007, 2008, and 2009 respectively.

Net income (loss) per share:    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon conversion of the exercise of stock options and warrants, and upon employees’ vesting in restricted stock grants, using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

The treasury stock method calculates the dilutive effect only for those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the treasury stock method, stock options and warrants to purchase 4,432,258, 0 and 0 shares of common stock were included in the calculation of diluted net income per share for the years ended December 31, 2004, 2003 and 2002, respectively. Options, restricted stock and warrants to purchase a total of 1,818,887, 9,174,339 and 7,227,434 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 2004, 2003 and 2002, respectively, as they were antidilutive.

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

Concentration of credit risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and trade receivables. These instruments are generally unsecured and uninsured. The Company places its cash equivalents and investments with major financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Revenue concentration:    The Company derives a significant portion of its revenues from a small number of customers. Revenues from the top ten customers of the Company represents 89%, 82% and 66% of total revenues in the years ended December 31, 2004, 2003 and 2002, respectively. The number of customers that accounted for more than 10% of total revenues in the years ended December 31, 2004, 2003 and 2002 were four, three, and two, respectively. For the year ended December 31, 2004, two customers of the Search & Directory business unit accounted for approximately 26% and 19% of total Company revenues, one customer of the Mobile business unit accounted approximately 18% of total Company revenues and one customer of both the Search & Directory and Mobile business units accounted for approximately 12% of total Company revenues. For the year ended December 31, 2003 three customers of the Search & Directory business unit accounted for approximately 28%, 17% and 16% of total Company revenues. For the year ended December 31, 2002 two customers of the Search & Directory business unit accounted for approximately 22% each of total revenues. At December 31, 2004 and 2003, two and four customers, respectively, accounted for more than 10% of the accounts receivable balance.

Fair value of financial instruments:    Financial instruments consist primarily of cash and cash equivalents, investments, trade and notes receivables, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities, deferred revenues and warrants in other entities. The carrying amount of financial instruments not recorded at fair value on the consolidated balance sheets approximates the fair value of such instruments.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

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

Reclassification:    Certain reclassifications have been made to the balances in the accompanying consolidated financial statements to conform to the 2004 presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income (loss), net income (loss), total assets, total liabilities or stockholders’ equity.

In February 2005, the Company determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents in prior periods. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. As of December 31, 2004, the Company held $115.5 million of investments in ARS that are classified as Short-term investments, available for sale. The Company reclassified $113.0 million and $34.4 million of investments in ARS as of December 31, 2003 and 2002, respectively, that were previously included in Cash and cash equivalents to Short-term investments, available for sale. The Company has included purchases and sales of ARS in its Consolidated Statement of Cash flows as a component of its investing activities.

Additionally, in 2004, the Company revised the presentation of its Consolidated Statements of Operations to eliminate the caption Cost of Revenues and separately present Content and Distribution, Systems and Network Operations, and Depreciation expense. Content and Distribution expenses were previously included in Cost of Revenues and Sales and Marketing. Systems and Network Operations were previously included in Cost of Revenues.

Other reclassifications have been made to the 2003 and 2002 balances to conform to the 2004 presentation.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from estimates.

Note 2:    Balance Sheet Components

Short-term and long-term investments classified as available-for-sale at December 31, 2004 and 2003 consist of the following, stated at fair market value (in thousands):

	December 31,
	2004	2003
Corporate notes and bonds	$24,704	$7,791
U.S. Government securities	96,340	48,518
Taxable municipal bonds	115,525	114,002
Certificate of deposit	—	14,104

	$236,569	$184,415

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Maturity information is as follows for investments classified as available-for-sale at December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$83,252	$—	$(367)	$82,885
1 year through 2 years	38,456	—	(297)	38,159
Auction Rate Securities	115,525	—	—	115,525

Total	$237,233	$—	$(664)	$236,569

At December 31, 2003, gross unrealized gains were $30,000 and gross unrealized losses were $3,000.

	December 31,
	2004	2003
	(in thousands)
Property and equipment:
Computer equipment and data center	$33,678	$32,663
Purchased software	15,292	11,632
Internally developed software	3,615	4,549
Office equipment	2,135	2,334
Office furniture	2,994	2,458
Leasehold improvements and other	5,122	5,121

	62,836	58,757
Accumulated depreciation	(47,108)	(45,584)

	15,728	13,173
Capital projects in progress	1,054	108

	$16,782	$13,281

Accrued expenses and other current liabilities:
Accrued distribution partner obligations	$27,954	$8,001
Salaries and related expenses	6,200	4,733
Accrued legal and other consulting expenses	3,910	4,797
Accrued restructuring	227	4,574
Accrued tax settlement	197	3,963
Other	5,543	3,461

	$44,031	$29,529

Note 3:    Payroll Taxes

As of December 31, 2004, the Company had $13.2 million recorded as a payroll tax receivable. In October 2000, Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer, exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service (the “IRS”) $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period from a merger involving the Company, the former officer was restricted

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

from transferring or selling the stock until February 2001. Management of the Company believes that the Treasury Regulations provide that taxable income is not recognized until this restriction has lapsed. The Company, therefore, returned the federal income tax withholding to the former officer and filed an amendment to its payroll tax return to request the tax refund. The Company’s payroll tax returns for the year 2000 have been audited by the IRS. The Company has received an examination report from the IRS disallowing the claim for the refund of $13.2 million. The Company is appealing that determination by the IRS and may seek recovery from the former officer. The Company believes that it has meritorious arguments to recover this receivable and that recovery of this receivable is probable. However, there can be no assurance regarding the timing, structure or extent of the Company’s recovery of this payroll tax receivable.

In April 2003, the Company reached a settlement agreement with the IRS regarding certain aspects of the audit of the Company’s payroll tax returns for the year 2000. The audit included a review of tax withholding on stock options exercised by certain former employees. The Company recorded a charge to Other, net of $4.0 million, which included penalties and estimated interest, during 2003. Pursuant to the settlement agreement, the Company is relieved of any further withholding tax liability with respect to those certain former employees. In September 2004, the Company received the final assessment from the IRS and, accordingly, paid the IRS. The interest charges were less than originally estimated and, as a result, the Company recognized a credit of approximately $246,000 as part of Other, net in the Consolidated Statement of Operations in 2004.

Note 4:    Notes Receivable

In 2004, the Company settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, the Company received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. The Company recorded $3.1 million of expense in 2002 to fully reserve the notes and related interest.

Note 5:    Gain (Loss) on Investments

The Company invests in equity instruments of public and privately-held technology companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. These investments are recorded as long-term assets. As of December 31, 2004, the Company had no investments in publicly-held and privately-held companies. As of December 31, 2003, the Company’s publicly-held and privately-held investments were zero and $1.4 million, respectively.

The Company accounts for its equity investments in public companies in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review by members of the Company’s senior finance management, and includes market pricing information for the securities held, market and economic trends in the industry or geographic area, and specific information on the investee company’s financial condition for publicly held companies. For privately held companies with no quoted market price, the Company considers similar qualitative factors as noted above and also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis. The Company recorded impairment charges totaling $916,000, $12.3 million and $20.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to certain of its public and private investments for which declines in fair value below the Company’s accounting basis was determined to be other-than-temporary. The impairment charges are reflected in Gain (loss) on investments in the Consolidated Statements of Operations.

The Company also holds warrants in public and privately-held companies, initially acquired for business and strategic purposes. Some of these warrant agreements were issued in conjunction with equity investments. Additionally, some were issued in conjunction with a business agreement and contain certain provisions that require the Company to meet specific performance criteria under the agreement in order for the warrants to vest. When the Company meets its performance obligations it records revenue equal to the fair value of the warrants. The fair value of each warrant is calculated using the Black Scholes options pricing model using a risk free interest rate applicable to the date of the warrant valuation, a zero percent dividend yield, the volatility in stock price of the company issuing the warrant, if available, or a peer group volatility if not available, and the life of the warrant. The Company recorded revenue in the amount of $0, $135,000 and $2.4 million in 2004, 2003 and 2002, respectively, for vesting in warrants and stock, resulting from the amortization of previously unearned deferred warrant revenue. During the year ended December 31, 2004, the Company recognized a gain and proceeds of $1.3 million from an increase in the value of a warrant in a private company that was acquired.

Gain (loss) on investments, net is comprised of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Other-than-temporary investment impairments	$(916)	$(12,281)	$(20,288)
Loss on sale of investments	—	(398)	(104)
Increase (decrease) in fair value of warrants	1,341	682	(548)

	$425	$(11,997)	$(20,940)

Note 6:    Goodwill and Intangible Asset Impairment

During the years ended December 31, 2004 and 2003, the Company conducted its annual impairment analysis for goodwill as of November 30, 2004 and 2003, and determined that the carrying value of its goodwill associated with each of its reporting units was not impaired. During the year ended December 31, 2002, the Company conducted its annual impairment analysis for goodwill, and determined that the remaining value of its goodwill associated with the Mobile business unit was fully impaired and, accordingly, recorded a non-cash charge for the impairment of goodwill of $56.1 million. The annual impairment analysis is based on a valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

During the year ended December 31, 2003, the Company evaluated its intangible assets and recorded an impairment charge of $1.2 million related to core technology acquired in the eCash acquisition (Note 8) as the Company determined that it would no longer pursue providing certain services utilizing this technology due to changes in the Company’s business focus.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

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

On July 3, 2002, the Company received a notice from the Nasdaq Stock Market that its stock had failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, and that the Company needed to comply with the requirements for continued listing within 90 calendar days from such notification or be delisted. On July 25, 2002, the Company’s Board of Directors approved a one-for-ten reverse stock split of its outstanding shares of common stock. The Company’s stockholders approved the reverse split at a special meeting held on September 12, 2002, and it was effective September 13, 2002. The number of post-split shares outstanding on September 13, 2002, was 30,928,805. On September 27, 2002, the Company was notified by the Nasdaq Stock Market that it had regained compliance with the minimum bid price rule and that Nasdaq considered the matter to be closed. In September 2002, the Company’s Board of Directors approved a one-for-ten reverse stock split of its outstanding shares of common stock. All references in the financial statements to shares, share prices, per share amounts and stock option plans have been adjusted retroactively to reflect this reverse stock split.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

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

Stock Incentive Plans:    The Company’s stock incentive plans provide employees (including officers and directors who are employees) of the Company an opportunity to purchase shares of stock pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and employees, officers, directors, independent contractors and consultants of the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of the Code (nonqualified stock options). The plans also provide for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the plans authorize the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. The stock incentive plans are administered by the Compensation Committee, which is composed of non-employee directors.

The Company has one stock plan that was used for grants during 2004, 2003 and 2002. Options granted under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) typically vest over four years, either 25% one year from the date of grant and ratably thereafter on a monthly basis or 25% one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven or ten years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan. Restricted stock granted under the 1996 Plan in 2001 vested over a 17-month period. As of December 31, 2004, 777,410 shares were available for grant of options or other equity incentives under the 1996 Plan.

In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period. Restricted stock granted under the 2001 Plan vests over a 17-month period, 16.7% two months from the date of grant and ratably thereafter on a quarterly basis. As of December 31, 2004, 1,581,157 shares were available for grant of options or issuance of restricted stock under the 2001 Plan.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

On April 17, 2000, the Company initiated the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan (the “Tandem Plan”), a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. (“Saraide”), a subsidiary of the Company. Under the Tandem Plan, Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to exercise the Saraide option or the InfoSpace option. Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 1,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. As of December 31, 2004, 990,733 shares of InfoSpace common stock remain available for grant of options under the Tandem Plan. The Company does not expect to make additional grants from this plan.

In addition to the plans described above, the Company has seven option plans assumed through acquisitions by InfoSpace and Go2Net, Inc. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six years from the date of grant. As of December 31, 2004, 266,388 options were outstanding from these assumed plans, and 218,576 options are available for grant from these plans. The Company also has nonqualified stock options that were issued outside of the other stock option plans in 1998. These options vest over four years, 25% one year from the date of grant and ratably thereafter on a monthly basis and expire ten years from the date of grant. As of December 31, 2004, 4,771 options were outstanding from the options issued outside of the 1996 Plan, 2001 Plan and Tandem Plan.

Activity and pricing information regarding all options and restricted stock, excluding the Tandem Plan, are summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding, December 31, 2001	6,418,617	$116.20
Granted	2,235,629	9.51
Cancelled	(3,047,420)	180.71
Exercised	(227,768)	0.74

Outstanding December 31, 2002	5,379,058	40.20
Granted	4,699,215	17.81
Cancelled	(2,283,699)	51.64
Exercised	(466,611)	5.81

Outstanding December 31, 2003	7,327,963	24.46
Granted	2,179,525	38.56
Cancelled	(1,094,932)	39.86
Exercised	(1,396,154)	22.79

Outstanding December 31, 2004	7,016,402	$27.33

Options exercisable, December 31, 2004	2,345,568	$29.08

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding December 31, 2001	66,040	$454.38
Granted	—	—
Cancelled	(54,773)	454.38
Exercised	—	—

Outstanding December 31, 2002	11,267	454.38
Granted	—	—
Cancelled	(2,000)	454.38
Exercised	—	—

Outstanding December 31, 2003	9,267	454.38
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding December 31, 2004	9,267	$454.38

Options exercisable, December 31, 2004	9,267	$454.38

Information regarding stock option grants for all plans during the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price exceeds market price	—	$—	$—	—	$—	$—	201,700	$30.14	$11.92
Exercise price equals market price	2,179,525	$38.56	$18.30	4,699,215	$17.81	$9.25	2,022,762	$7.39	$4.87
Exercise price is less than market price	—	$—	$—	—	$—	$—	11,167	$21.00	$12.21

Shares granted with an exercise price that exceeds the market price are generally the result of an acquisition. When a company is acquired, the Company assumes the stock options of employees that are retained from the acquired company. These acquired stock options are considered to be new grants by the Company and retain the original exercise price adjusted for the acquisition conversion ratio.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Additional information regarding options outstanding for all plans as of December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25 – 9.20	819,124	7.84	$8.07	560,723	$8.29
$ 9.56 – 11.33	724,208	5.54	11.28	271,613	11.28
$ 11.70 – 14.88	1,161,686	5.50	14.55	311,119	14.60
$ 15.00 – 23.53	841,063	5.88	21.44	242,721	21.64
$ 24.13 – 25.80	989,480	5.94	25.18	256,480	25.23
$ 26.12 – 36.56	770,076	6.18	35.06	522,392	36.38
$ 36.58 – 37.47	485,025	6.45	37.10	61,150	37.47
$ 38.00 – 39.19	900,875	6.26	39.16	538	38.00
$ 39.26 – 585.63	333,832	6.22	110.49	127,799	210.74
$ 675.00 – 675.00	300	5.33	675.00	300	675.00

Total	7,025,669			2,354,835

AOL Warrants:    On August 24, 1998, the Company entered into agreements with America Online, Inc. (“AOL”) to provide white pages directory and classifieds information services to AOL. As part of these agreements, the Company issued to AOL warrants to purchase up to 791,933 shares of common stock, which warrants vested in 16 equal quarterly installments over four years, conditioned on certain performance by AOL. The warrants have an exercise price of $15.00 per share and were valued at approximately $3.3 million at the date of grant, using the fair value method, as required under SFAS No. 123. The fair value of the warrants was expensed ratably over the four-year vesting period. As of December 31, 2004, AOL had 445,462 unexercised warrants, all of which are fully vested.

Other Warrants:    The Company also has outstanding warrants to purchase 1,391,647 shares of common stock issued in connection with the Company’s May and August 1998 private placement offerings. These warrants can be exercised at any time until their expirations dates, which are between May 21, 2008 and August 6, 2008. For the years ended December 31, 2004, 2003 and 2002, no warrants were exercised, and at December 31, 2004 there were 1,391,647 warrants outstanding, with a range of exercise prices as follows:

Range of Exercise Prices	Number Outstanding
$2.50 – 5.00	746,092
$6.25 – 7.50	324,717
$12.50	320,838

Total Warrants Outstanding	1,391,647

1998 Employee Stock Purchase Plan:    The Company adopted the 1998 Employee Stock Purchase Plan (the “ESPP”) in August 1998. The ESPP is intended to qualify under Section 423 of the Code, and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

more of the Company or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 58,694 shares issued for ESPP periods that ended in 2004, 175,102 shares issued for the ESPP periods that ended in 2003, and 88,959 shares issued for the ESPP periods that ended in 2002.

Note 8:    Business Combinations

The following presents information regarding the Company’s business combinations for the years ended December 31, 2004, 2003 and 2002, including information about the allocation of purchase price from these transactions.

Fiscal Year 2004

IOMO Limited.    On December 1, 2004, the Company acquired all of the outstanding stock of IOMO Limited, a mobile games company, for $15.4 million in cash, plus acquisition costs. The purchase agreement required that $2.1 million of the purchase price to be placed in escrow to provide security for the indemnification of certain representations and warranties as set forth in the purchase agreement.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$1,977
Liabilities assumed	(918)

Fair value of net assets acquired	1,059
Fair value adjustments:
Customer relationships	6,190
Content	1,350
Existing contracts and agreements	310

Fair value of net assets acquired	$8,909

Purchase price:
Cash	$15,410
Acquisition costs	209
Deferred tax liability	2,355
Less fair value of net assets acquired	(8,909)

Excess of purchase price over net assets acquired, allocated to goodwill	$9,065

The expected useful life is five years for the customer relationships and two years for content and existing contracts and agreements, and the Company is amortizing the intangible assets over their respective expected lives. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Since the acquisition occurred close to year end, the allocation of the purchase price is subject to adjustments, which may include adjustments to acquisition costs, assumed accounts receivable, accounts payable, fixed assets, prepaid expenses and other assets.

Atlas Mobile, Inc.    On July 1, 2004, the Company acquired the assets of Atlas Mobile, Inc., a provider of mobile multi-player tournament games, for $6.3 million in cash, plus acquisition costs. The purchase price was allocated to the assets acquired based on their estimated fair values as follows:

(in thousands)
Fair value adjustments:
Contractual relationships	$1,000
Content	1,900
Developed core technology	2,100

Fair value of net assets acquired	$5,000

Purchase price:
Cash	$6,349
Less fair value of net assets acquired	(5,000)

Excess of purchase price over net assets acquired, allocated to goodwill	$1,349

The expected useful life is five years for the contractual relationships, three years for developed core technology and two years for existing content contracts and agreements, and the Company is amortizing the intangible assets over their respective expected lives. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets.

Switchboard Incorporated.    On June 3, 2004, the Company completed the acquisition of Switchboard Incorporated (“Switchboard”), a provider of local on-line advertising and Internet based Yellow pages. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding stock of Switchboard for $7.75 per share in cash totaling approximately $159.4 million, plus estimated transaction fees of approximately $6.2 million, for an aggregate purchase price of approximately $165.6 million. The Company acquired Switchboard to further expand its presence in the on-line directory industry, because of Switchboard’s brand name and trade recognition and existing traffic base, among other items. As of the acquisition date, Switchboard had approximately $56.4 million in cash and marketable securities and no debt.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$59,565
Liabilities assumed	(2,927)

Fair value of net assets acquired	56,638
Fair value adjustments:
Trademark and trade name	15,400
Contractual relationships	5,600
Developed core technology	1,600
Merchant listings	325

Fair value of net assets acquired	$79,563

Purchase price:
Cash	$159,392
Acquisition costs	6,184
Deferred tax liability	5,390
Less fair value of net assets acquired	(79,563)

Excess of purchase price over net assets acquired, allocated to goodwill	$91,403

The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. The expected life of the developed core technology is assumed to be three years, after which substantial modifications and enhancements would be required for the technology to remain competitive. The expected lives of the customer contracts and merchant listings are assumed to range between one and three years, which is consistent with the expected cash flows from the contracts and merchant listings. The Company has determined that the acquired trademark and trade name have indefinite lives, and, therefore, these intangible assets will not be amortized to expense unless a determination is made in the future that the useful lives are definite or the assets are determined to be impaired. The Company evaluates the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets.

The unaudited financial information in the table below summarizes the combined results of operations of InfoSpace and Switchboard, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The following amounts are in thousands, except per share data:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Revenue	$256,460	$147,422	$128,719
Income (loss) from operations before cumulative effect of change in accounting principle	$82,407	$(4,245)	$(142,590)
Net income (loss)	$82,407	$(4,245)	$(349,209)
Basic income (loss) per share	$2.57	$(0.14)	$(11.39)
Diluted income (loss) per share	$2.26	$(0.14)	$(11.39)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Fiscal Year 2003

Moviso LLC.    On November 26, 2003, the Company acquired all of the membership interest of Moviso LLC, a North American mobile media content provider, from Vivendi Universal Net USA Group, Inc. for purchase consideration of $25.0 million plus acquisition costs.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$5,823
Liabilities assumed	(3,437)

Fair value of net assets acquired	2,386
Fair value adjustments:
Developed core technology	6,800
Carrier relationships	7,700
Content library and content provider relationships	1,140

Fair value of net assets acquired	$18,026

Purchase price:
Cash	$25,000
Acquisition costs	123
Less fair value of net assets acquired	(18,026)

Excess of purchase price over net assets acquired, allocated to goodwill	$7,097

The expected life of the core technology was assumed to be four years, after which substantial modifications and enhancements would be required for the technology to remain competitive. The expected life of the customer contracts was assumed to be five years, which is consistent with the expected cash flows from the customer contracts. The expected life of the content library and content provider relationships ranges from one to five years, which is consistent with the expected cash flows from the content and the relationships. The Company is amortizing the intangible assets over their respective expected lives. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets. The initial allocation of the purchase price was adjusted for the revision of estimates related to assumed accounts receivable, accounts payable, other assets and accrued expenses for royalty and content, and those adjustments are reflected in the amounts above.

Saraide, Inc.    In 2000, the Company acquired 80% of the common stock of Saraide, Inc., a component of the Mobile segment. During November and December 2003, the Company acquired the remaining 20% interest in Saraide, Inc. at an aggregate cost of approximately $8.6 million, which includes the cost of a litigation settlement with certain shareholders of Saraide, Inc. The Company recorded goodwill of $1.1 million and the remainder was charged to Other, net on the statement of operations as cost of the settlement. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded, as it has an indefinite life. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangibles.

Contactpage.com, Inc.    On October 21, 2003, the Company acquired certain assets of Contactpage.com, Inc. for purchase consideration of $2.6 million in cash. The assets acquired consisted entirely of purchased

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

technology, which was classified as core technology to be used in the Search & Directory segment. The expected life of the acquired core technology is estimated to be three years, after which substantial modifications and enhancements would be required for the technology to remain competitive, and will be amortized as an expense over the same period.

Fiscal Year 2002

On February 8, 2002, the Company acquired certain assets of eCash Technologies, Inc. (“eCash”), a developer of electronic debit and stored value technologies, for purchase consideration of $2.7 million and 106,482 shares of the Company’s common stock.

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

Note 9:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2008. Rent expense under operating leases totaled approximately $3.6 million, $5.4 million and $8.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	2005	2006	2007	2008	Total
Minimum lease payments required	$5,084	$3,986	$3,882	$910	$13,592
Less sublease income	(523)	(163)	—	—	(686)

Net lease payments required	$4,561	$3,823	$3,882	$910	$12,906

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Litigation

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County (“Derivative Action”). The complaint has been amended four times thus far and has been renamed Dreiling v. Jain, et al. The named defendants include certain current and former officers and directors of the Company, entities related to several of the individual defendants, and the Company’s auditor; the Company is named as a “nominal defendant.” The complaint alleges that certain defendants breached their fiduciary duties to InfoSpace, that certain defendants were unjustly enriched by engaging in insider trading, and that certain defendants breached their fiduciary duties in connection with the Go2Net Inc. (“Go2Net”), Prio, Inc., and INEX Corporation mergers. Various equitable remedies are requested in the complaint, including disgorgement, restitution, accounting and imposition of a constructive trust as well as monetary damages. The complaint is derivative in nature and does not seek monetary damages from, or the imposition of equitable remedies on, the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law. The Special Litigation Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, conducted an investigation relating to the complaint allegations, and in March 2002, filed a motion to terminate the Derivative Action. In its May 2003 order on the motion to terminate the action and related motions, the Superior Court terminated the breach of fiduciary duty claims regarding the merger with Prio, Inc., terminated the claims against one defendant and his related entities, and stayed the case as to the remaining claims. On December 23, 2004, the Company and certain other parties in the Derivative Action announced a combined settlement agreement that seeks to resolve the claims in the Derivative Action, as well as claims in certain other lawsuits involving the Company. At a hearing on February 18, 2005, the Superior Court granted final approval of the settlement agreement. The settlement is conditioned on the expiration of the time for appeal, or the favorable resolution of any appeals, of the court orders granting final approval of the combined settlement agreement. There can be no assurance that the final settlement will be obtained. The combined settlement agreement is further described below.

On September 26, 2001, a complaint entitled Dreiling v. Kellett, et al. was filed by a shareholder plaintiff in the United States District Court for the Western District of Washington (“Section 16(b) Action”). The complaint sought disgorgement of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain and certain Jain trusts as defendants. The complaint does not seek damages or other remedies from the Company. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million. The District Court approved that settlement in June 2003 and awarded to plaintiff’s counsel fees equal to 25% of the settlement amount, plus the costs of the action, with the balance of the settlement accruing to the Company. The Company recognized a gain of $4.1 million in the second quarter of 2003 for this settlement, which was collected in 2003. The complaint was subsequently recaptioned Dreiling v. Jain, et al., and in May 2003, the District Court granted plaintiff’s motion for summary judgment against the Jains and found that they were liable for violating Section 16(b). In August 2003, the District Court entered judgment against the Jains in the amount of approximately $247 million, consisting of damages plus prejudgment interest. The Jains are appealing that judgment before the United States Court of Appeals for the Ninth Circuit, and the outcome of the appeal is inherently uncertain. On December 23, 2004, the Company and all other parties in the Section 16(b) Action announced a combined settlement agreement that seeks to resolve the claims in the Section 16(b) Action, as well as claims in certain other lawsuits involving the Company. At a hearing on February 15, 2005, the District Court granted final approval of the settlement agreement. The settlement is conditioned on the expiration of the time for appeal, or the favorable resolution of any appeals, of the court orders granting final

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

approval of the combined settlement agreement. There can be no assurance that the final settlement will be obtained. The combined settlement agreement is further described below.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of Washington for King County entitled InfoSpace Inc. v. Naveen Jain, et al. (“Intelius Action”). The complaint names as defendants Naveen Jain, the Company’s former chairman and chief executive officer; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleges that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. The complaint asserts a number of claims, including breaches of fiduciary duty and contract, conversion, tortious interference, unfair competition, misappropriation of trade secrets, and civil conspiracy. The Company seeks injunctive relief and monetary damages in an amount to be proven at trial. In March 2003, Intelius filed its answer to the Company’s complaint, denying the Company’s claims and asserting various counterclaims against the Company, including breach of fiduciary duty, defamation and unfair competition. In May 2003, the Superior Court issued an oral decision denying the Company’s motion for a preliminary injunction against Jain, Marcus and Intelius. In November 2003, Intelius voluntarily dismissed its counterclaims and the Company voluntarily dismissed certain claims against Marcus. In January 2004, the Superior Court granted summary judgment in favor of Jain and Marcus on the Company’s claim for breach of contract. The Company is appealing that ruling, among others. The Company believes that it has meritorious bases for its appeal, but litigation is inherently uncertain and the Company may not prevail in this matter.

On August 28, 2003, the Jains filed a complaint entitled Naveen Jain, et al. v. InfoSpace, Inc., et al. in the Superior Court of Washington for King County against the Company and other parties (“Jain v. InfoSpace Action”). The complaint sought declaratory relief and damages based on defendants’ alleged actions in connection with the transactions underlying the $247 million judgment entered against the Jains in the Section 16(b) Action. In May 2004, the Superior Court ordered the case stayed pending a ruling from the Ninth Circuit Court of Appeals on the Jains’ appeal in the Section 16(b) Action. Subsequently in May 2004, the Superior Court ordered the Jain v. InfoSpace Action consolidated with two other lawsuits, each of which has also been stayed: the Jain v. Clarendon Action (described in the paragraph below) and another lawsuit involving the Jains but not the Company. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

On August 29, 2003, the Jains amended a complaint entitled Naveen Jain, et ux. v. Clarendon American Insurance Company, et al. in the Superior Court of Washington for King County to add the Company as a defendant (“Jain v. Clarendon Action”). The amended complaint asserts claims against InfoSpace and certain insurance companies providing directors’ and officers’ liability insurance (“D&O Insurance”) to InfoSpace and its current and former directors and officers for the period covered by the Section 16(b) Action. The Jains allege in their complaint that the D&O Insurance should be available to offset the $247 million judgment entered against the Jains in the Section 16(b) Action. The Jains further allege that InfoSpace interfered with a potential settlement of the Section 16(b) Action, and thus InfoSpace should be liable for the judgment in the Section 16(b) Action. The Company believes it has meritorious defenses to the Jains’ complaint, but litigation is inherently uncertain and the Company may not prevail in this matter. As described in the paragraph above, the Superior Court consolidated the Jain v. Clarendon Action, the Jain v. InfoSpace Action, and a third lawsuit not involving the Company (collectively, the “Consolidated Action”). The Consolidated Action is currently stayed in the Superior Court. The Jains are appealing the Superior Court’s stay before the Washington Court of Appeals, and the outcome of the appeal is inherently uncertain.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

On December 23, 2004, a combined settlement agreement was reached in the Derivative Action and Section 16(b) Action. The combined settlement agreement contemplates (among other consideration) a cash payment to the Company, net of plaintiff’s counsel’s fee and certain costs, of approximately $83 million, including insurance proceeds. In addition, the settlement agreement contemplates dismissal of the Derivative Action and Section 16(b) Action with prejudice, except that dismissal of derivative claims against one non-officer or director defendant will be without prejudice. The combined settlement agreement also resolves all claims in the Intelius Action, and all claims by the Jains against the Company in the Consolidated Action. The combined settlement agreement was granted final approval by the Superior Court of Washington for King County at a hearing on February 18, 2005, and by the United States District Court for the Western District of Washington at a hearing on February 15, 2005. The combined settlement agreement is conditioned on the expiration of the time for appeal, or the favorable resolution of any appeals, of the Superior Court and District Court orders granting final approval. There can be no assurance that the final settlement will be obtained.

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (“RICO”) and Washington Securities Act and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million, but plaintiff’s various damages estimates describe a broader range of purported damages. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, John Richards, a former Company employee, amended his answer to the complaint to assert a third-party claim for indemnification against the Company. In February 2004, Jain amended his answer to assert a third-party claim for indemnification against the Company. The Court has dismissed on summary judgment plaintiff’s RICO claim, the Washington Securities Act claim, and various equitable theories of recovery. The Court also dismissed those claims against Jain based on common law fraud and on a purported agency relationship between Richards and Jain, and the Court has issued a number of rulings limiting plaintiff’s available damages. On January 22, 2005, a settlement was reached under which the plaintiff agreed to release all claims and potential claims against the Company and the Jains. The settlement proceeds will be paid entirely by insurance. The Jains’ claim against the Company for indemnity was also released. Richards’ claim for indemnification was not a part of the settlement agreement. The Company believes it has meritorious defenses to the claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

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

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claims to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net and InfoSpace; the case is now captioned Patrick O’Keefe II, et al. v. David O’Heaps, et al. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. The Utah Court granted Authorize.Net’s summary judgment motion, and on November 2, 2004, the Utah Court entered an order dismissing all claims plaintiffs asserted against Authorize.Net, Go2Net, and InfoSpace with prejudice. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment, and the Utah Court has denied plaintiffs’ summary judgment motion against those counterclaims. Authorize.Net remains a defendant in the lawsuit in cross-claims for indemnification and contribution asserted by two former officers of Authorize.Net. Pursuant to the Company’s sale of Authorize.Net to Lightbridge, the Company has agreed to indemnify Lightbridge for liability, if any, resulting from the plaintiffs’ claims. The Company believes Authorize.Net and Go2Net have meritorious defenses to these cross-claims, but litigation is inherently uncertain and they may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). Plaintiff did not name the Company as a defendant. As in the Enger v. Richards case (above) to which it is related, this action alleges claims under RICO and the Washington Securities Act, and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. The complaint seeks damages that the plaintiff estimates to be $174.8 million. In April 2004, Jain filed an answer in which he asserted a third party claim for indemnification against the Company. In June 2004, the Court dismissed with prejudice the plaintiff’s RICO claim against the Jains and Richards. In July 2004, Richards filed an answer in which he asserts a third party claim for indemnification against the Company. In February 2005, a settlement was reached under which plaintiff agreed to release all claims and potential claims against the Company and the Jains. The settlement proceeds will be paid entirely by insurance. The settlement agreement includes a release of the Jains’ claim for indemnity against the Company. Richards’ claim for indemnification was not a part of the settlement agreement. The Company believes it has meritorious defenses to Richards’ claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

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

Note 10:    Income Taxes

The income tax provision (benefit) consists of the following for the years ending December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Current
U.S. federal tax	$(4)	$499	$—
Foreign tax	(25)	377	430

Total provision (benefit)	$(29)	$876	$430

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

The income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 was primarily related to the Company’s international operations. The income tax provision for the year ended December 31, 2003 included a provision for U.S. federal alternative minimum tax.

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate for the years ending December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Income tax provision (benefit) at federal statutory rate of 35%	$28,830	$(1,905)	$(120,687)
Foreign operations	1,743	488	—
Research and experimental tax credit	(29)	(833)	—
Nondeductible goodwill	18,122	—	77,608
Nondeductible IRS penalty	—	1,225	—
Nondeductible settlement expense	—	2,642	—
Change in valuation allowance	(47,601)	(689)	43,470
Other	(1,094)	(52)	39

Net tax provision (benefit)	$(29)	$876	$430

The tax effect of temporary differences and net operating loss carry forwards that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Current	$926	$2,047
Non-current
Net operating loss carryforwards	416,191	372,277
Tax credit carryforwards	19,125	18,244
Depreciation and amortization	24,462	41,863
Investments	—	19,551
Disallowed capital losses	16,332	25,052
Other, net	469	10,348

Total non-current	476,579	487,335

Total gross deferred tax assets	477,505	489,382

Valuation allowance	(477,505)	(484,645)

Deferred tax assets net of valuation allowance	—	4,737

Deferred tax liabilities:
Non-current
Other unrealized income	—	(4,737)
Intangible assets	(7,745)	—

Total gross deferred liabilities	(7,745)	(4,737)

Net deferred tax asset/(liability) balance	$(7,745)	$—

At December 31, 2004 and 2003, the Company provided a full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 2004 and 2003 was $7.1 million and $404,000, respectively.

As of December 31, 2004, the Company’s U.S. federal net operating loss carryforward for income tax purposes was approximately $1.2 billion, of which approximately $892 million are the result of the exercise of certain employee stock options and warrants. When the net operating loss related to the exercise of certain employee stock options and warrants are realized, the tax benefit is accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

If not utilized, the Company’s federal net operating loss carryforwards will expire between 2011 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

The Company’s federal research tax credit carryforwards for income tax purposes are approximately $18.7 million. If not utilized, the Company’s federal research tax credit carryforwards will expire between 2011 and 2024.

Note 11:    Restructuring Charges

Restructuring charges were approximately $222,000, $11.7 million, and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, the Company recorded an adjustment to its reserves related to a restructuring charge in 2003, to adjust its estimated reserves for its future excess facilities costs, based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs or the cost to terminate the excess facilities leases. Additionally, in June 2004, the Company entered into lease termination agreements with its landlord for the majority of its excess facilities. The aggregate cost to terminate such leases amounted to approximately $2.4 million all of which has been paid as of December 31, 2004.

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

During 2002, the Company decided to sell certain assets of InfoSpace Speech Solutions and close its operations in Brazil. As a result of this asset sale, the Company incurred a loss on the sale of these assets of approximately $991,000 and the closure of the Brazil operations resulted in a charge of $537,000 relating to the cumulative realized loss on foreign currency fluctuations since inception. This amount was previously classified in accumulated other comprehensive income on the Company’s consolidated balance sheet. Additionally, as part of the Company’s focus on profitability and streamlining operations, the Company reduced its workforce during the fourth quarter of 2002 and incurred a restructuring charge of $487,000 related to this reduction in workforce. These charges were partially offset by a reduction of $156,000 to the estimated lease expenses related to the Company’s former Seattle and Mountain View facilities.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

The restructuring charges for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

Type of Charge	Restructuring Charge in the year ended December 31, 2004	Restructuring Charge in the year ended December 31, 2003	Restructuring Charge in the year ended December 31, 2002
Severance and related costs	$(31)	$4,543	$487
Estimated future lease losses	253	4,723	(156)
Leasehold improvements and other asset disposal costs	—	1,903	946
Lease termination penalties	—	405	—
Realized loss on fluctuation of foreign currency	—	148	537

	$222	$11,722	$1,814

At December 31, 2004, the accrued liability associated with the restructuring related charges was $226,000 and consisted of the following (in thousands):

	Severance and related costs	Asset disposal costs	Estimated future lease losses	Other	Total
Reserve balance at December 31, 2002	$70	$—	$315	$—	$385
2003 accrual	4,543	1,903	4,723	553	11,722
Adjustments	(663)	(1,903)	(128)	(226)	(2,920)
Payments in 2003	(3,294)	—	(992)	(327)	(4,613)

Reserve balance at December 31, 2003	656	—	3,918	—	4,574
Adjustments	(31)	—	114	—	83
Payments in 2004	(625)	—	(3,806)	—	(4,431)

Reserve balance at December 31, 2004	$—	$—	$226	$—	$226

The remaining accrued reserve amounts are expected to be paid during 2005 and are included in accrued expenses and other current liabilities.

Note 12:    Business Unit Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

During 2004, the Company focused on two core businesses, Search & Directory and Mobile and, in March 2004, the Company sold its Payment Solutions business, which is presented as a discontinued operation.

The Company measures the results of its reportable segments based on operating income or loss before depreciation, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle. This measure is referred to as segment income (loss). Segment income (loss) or income from non-core services

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

excludes depreciation, amortization and allocation of corporate expenses. Certain indirect expenses are allocated to the reportable business units based on internal usage measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net loss for the years ended December 31, 2004, 2003 and 2002 are presented below (in thousands). The Company does not account for, and does not report to management, its assets (other than goodwill and other intangible assets for SFAS No. 142 reporting purposes) or capital expenditures by business unit.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Search & Directory
Revenue	$156,839	$93,893	$68,534
Operating expense	88,224	45,217	31,875

Segment income	68,615	48,676	36,659

Mobile
Revenue	92,515	27,929	29,207
Operating expense	66,925	21,089	31,426

Segment income (loss)	25,590	6,840	(2,219)

Non-core services
Revenue	—	10,408	17,231
Operating expense	—	5,631	8,761

Income	—	4,777	8,470

Total
Total segment revenue	249,354	132,230	114,972
Total segment operating expense	155,149	71,937	72,062

Total segment income	94,205	60,293	42,910

Corporate
Operating expense	34,735	34,127	50,313
Depreciation	6,974	10,819	18,089
Impairment of goodwill and other intangible assets	—	1,151	76,385
Amortization of other intangible assets	9,920	6,819	12,854
Restructuring charges	222	11,722	1,814
Other	(3,203)	1,529	4,167
Loss (gain) on investments, net	(425)	11,997	20,940
Other income, net	(4,991)	(8,190)	(6,932)
Income tax (benefit) expense	(29)	(607)	430
Loss (income) on discontinued operations	(31,399)	(2,755)	3,481
Cumulative effect of changes in accounting principle	—	—	206,619

	11,804	66,612	388,160

Total Consolidated Net Income (Loss)	$82,401	$(6,319)	$(345,250)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Revenue Information

For the years ended December 31, 2004, 2003 and 2002, the Company’s revenues were derived from its products and application services delivered to a range of customers that span each of its business units: Search & Directory and Mobile. Business unit revenue information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Search & Directory	$156,839	$93,893	$68,534
Mobile	92,515	27,930	29,207
Non-core services	—	10,407	17,231

Total	$249,354	$132,230	$114,972

Geographic revenue information (in thousands):

	2004	2003	2002
United States	$232,436	$116,202	$102,719
International	16,918	16,028	12,253

Total	$249,354	$132,230	$114,972

Note 13:    Related-Party Transactions

From time to time, the Company has made investments in private and public companies for business and strategic purposes. In the normal course of business, the Company has entered into agreements to provide various promotional services for some of these companies. Revenues earned from companies in which the Company owns stock are considered related party revenue, including independent service agreements entered into with companies that the Company or Go2Net invested in during prior years. The Company has made no new investments in public or private companies for business and strategic purposes, and has not entered into any significant new agreements with companies in which the Company owns stock since 2001. The Company recorded related party revenues of $0, $191,000 and $2.0 million in the years ended December 31, 2004, 2003 and 2002, respectively, which included warrant revenues of $0, $135,000 and $1.7 million, respectively.

Note 14:    Employee Benefit Plan

The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2004 and 2003, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2004 and 2003, the Company contributed $745,000 and $386,000, respectively. Prior to 2003, the Company did not match employee contributions to the 401(k) savings plan.

Note 15:    Recent Accounting Pronouncements

The Company accounts for stock-based compensation awards using the intrinsic value measurement provisions of APB Opinion No. 25. Accordingly, no compensation expense is recorded for stock options granted

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which a person is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS No. 123(R), but expects that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) is presented in Note 1: Stock-based compensation. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).

SFAS No. 123(R) will be effective for fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, the Company may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

Note 16:    Subsequent Events

On December 15, 2004, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of elkware GmbH, a German mobile gaming company, for approximately $26.4 million in cash. The transaction was consummated on January 7, 2005.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Certain information regarding our executive officers is included in Part I of this Report under the caption “Directors and Executive Officers of the Registrant” and is incorporated by reference into this Item.

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

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the headings “Fees Paid to Independent Auditors for 2004 and 2003” and “Audit Committee Report.”

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)

1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 42 of this Report.

2.    Financial Statement Schedules.

All financial statement schedules required by Item 15(a)(2) have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits.

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)*	Restated 1996 Flexible Stock Incentive Plan

10.3(5)*	1998 Employee Stock Purchase Plan

10.4(5)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and Acorn Ventures-IS, LLC

10.6(5)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein

10.7(7)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC

10.9(8)*	2001 Nonstatutory Stock Option Plan

10.10(9)*	Employment Agreement dated as of December 21, 2002 between InfoSpace, Inc. and James F. Voelker

10.11(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Kathleen Rae

10.12(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.13(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.14(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

10.15(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Prakash Kondepudi

Number	Description

10.16(11)*	Employment Agreement dated as of May 19, 2003 between InfoSpace, Inc. and Kendra VanderMeulen

10.17(12)*	Employment Agreement dated as of November 19, 2003 between InfoSpace, Inc. and Victor Melfi

10.18(13)*	Separation Agreement dated as of October 22, 2004 between InfoSpace, Inc, and Kendra VanderMeulen

10.19(14)*	Amendment No. 1 to Employment Agreement dated as of December 9, 2004 between InfoSpace, Inc. and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.20(15)*	InfoSpace 2005 Executive Financial Performance Incentive Plan

10.21(16)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.22*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.23	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.24*	Terms of Stock Option Grant Program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.25*	Description of Retainer and Meeting Fees Paid to Directors

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2002.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.
(7)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 30, 2003.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended June 30, 2003.

(12)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2003.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 25, 2004.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 10, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 28, 2005.
(16)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004
*	Indicates a management contract or compensatory plan or arrangement.

(b)  Exhibits

See Item 15 (a) above.

(c)  Financial Statements and Schedules.

See Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/s/ JAMES F. VOELKER
James F. Voelker, Chief Executive Officer and Chairman
Date:	March 3, 2005

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

Signature	Title	Date

/s/ JAMES F. VOELKER James F. Voelker	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2005

/s/ DAVID E. ROSTOV David E. Rostov	Chief Financial Officer (Principal Financial Officer)	March 3, 2005

/s/ ALLEN M. HSIEH Allen M. Hsieh	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2005

/s/ EDMUND O. BELSHEIM JR. Edmund O. Belsheim Jr.	Chief Administrative Officer and Director	March 3, 2005

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Director	March 3, 2005

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	March 3, 2005

/s/ RUFUS W. LUMRY, III Rufus W. Lumry, III	Director	March 3, 2005

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	March 3, 2005

George M. Tronsrue III	Director	March 3, 2005

/s/ VANESSA A. WITTMAN Vanessa A. Wittman	Director	March 3, 2005

INDEX TO EXHIBITS

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)*	Restated 1996 Flexible Stock Incentive Plan

10.3(5)*	1998 Employee Stock Purchase Plan

10.4(5)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and Acorn Ventures-IS, LLC

10.6(5)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein

10.7(7)	Lease, dated February 2000, between the registrant and Three Bellevue Center, LLC

10.9(8)*	2001 Nonstatutory Stock Option Plan

10.10(9)*	Employment Agreement dated as of December 21, 2002 between InfoSpace, Inc. and James F. Voelker

10.11(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Kathleen Rae

10.12(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.13(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.14(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

10.15(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Prakash Kondepudi

10.16(11)*	Employment Agreement dated as of May 19, 2003 between InfoSpace, Inc. and Kendra VanderMeulen

10.17(12)*	Employment Agreement dated as of November 19, 2003 between InfoSpace, Inc. and Victor Melfi

10.18(13)*	Separation Agreement dated as of October 22, 2004 between InfoSpace, Inc, and Kendra VanderMeulen

10.19(14)*	Amendment No. 1 to Employment Agreement dated as of December 9, 2004 between InfoSpace, Inc. and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.20(15)*	InfoSpace 2005 Executive Financial Performance Incentive Plan

10.21(16)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.22*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

Number	Description

10.23	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.24*	Terms of Stock Option Grant Program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.25*	Description of Retainer and Meeting Fees Paid to Directors

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2002.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-81593) filed by the registrant on June 25, 1999.
(7)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 30, 2003.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended June 30, 2003.
(12)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2003.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 25, 2004.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 10, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 28, 2005.
(16)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004
*	Indicates a management contract or compensatory plan or arrangement.