Form 10-Q
period 2005-03-31
INFOSPACE INC
filed 2005-05-03
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☒    No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common Stock, Par Value $.0001	33,198,806

INFOSPACE, INC.

FORM 10-Q

Part I—Financial Information

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$146,371	$85,245
Short-term investments, available-for-sale	219,608	198,410
Accounts receivable, net of allowance of $984 and $929	69,221	57,110
Other receivables, net of allowance	5,513	7,259
Payroll tax receivable	13,214	13,214
Prepaid expenses and other current assets	5,443	3,623

Total current assets	459,370	364,861
Long-term investments, available-for-sale	18,182	38,159
Property and equipment, net	19,689	16,782
Goodwill	176,987	158,810
Other intangible assets, net	55,270	46,189
Other long-term assets	3,247	1,293

Total assets	$732,745	$626,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,513	$6,669
Accrued expenses and other current liabilities	50,714	44,031
Short-term deferred revenue	3,617	4,750

Total current liabilities	58,844	55,450
Long-term liabilities:
Long-term deferred revenue	433	503
Deferred taxes	11,815	7,745

Total long-term liabilities	12,248	8,248

Total liabilities	71,092	63,698
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 33,167,868 and 32,894,177 shares	3	3
Additional paid-in capital	1,747,206	1,741,241
Accumulated deficit	(1,085,994)	(1,179,893)
Accumulated other comprehensive income	438	1,045

Total stockholders’ equity	661,653	562,396

Total liabilities and stockholders’ equity	$732,745	$626,094

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues	$87,022	$48,081
Operating expenses:
Content and distribution	34,830	16,886
Systems and network operations	4,413	3,218
Product development	7,371	4,438
Sales and marketing	7,872	5,458
General and administrative	10,605	9,494
Depreciation	1,774	1,799
Amortization of intangible assets	4,083	1,741
Restructuring charges and other, net	—	1,041

Total operating expenses	70,948	44,075

Operating income	16,074	4,006
Net gain on equity investments	—	458
Other income, net	80,154	985

Income from continuing operations before income taxes	96,228	5,449
Income tax expense	(2,329)	(32)

Income from continuing operations	93,899	5,417
Discontinued operations:
Income from and gain on sale of discontinued operations, net of taxes	—	31,266

Net income	$93,899	$36,683

Earnings per share – Basic
Income from continuing operations	$2.84	$0.17
Income from and gain on sale of discontinued operations	—	0.99

Basic net income per share	$2.84	$1.16

Weighted average shares outstanding used in computing basic net income per share	33,054	31,456

Earnings per share – Diluted
Income from continuing operations	$2.52	$0.15
Income from and gain on sale of discontinued operations	—	0.88

Diluted net income per share	$2.52	$1.03

Weighted average shares outstanding used in computing diluted net income per share	37,327	35,654

Comprehensive income:
Net income	$93,899	$36,683
Foreign currency translation adjustment	(299)	(70)
Unrealized gain (loss) on investments	(308)	110

Comprehensive income	$93,292	$36,723

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three months ended March 31,
	2005	2004
Operating activities:
Net income	$93,899	$36,683
Adjustments to reconcile net income to net cash provided by operating activities:
Income from and gain on sale of discontinued operations	—	(31,266)
Depreciation and amortization	5,857	3,540
Warrant and stock-based compensation expense	—	981
Deferred taxes	(522)	—
Bad debt expense	189	194
Net gain on equity investments	—	(458)
Other	(4)	(327)
Cash provided (used) by changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(10,809)	(13,120)
Other receivables	2,500	(1,025)
Prepaid expenses and other current assets	(1,316)	(2,706)
Other long-term assets	(1,954)	(4)
Accounts payable	(2,676)	2,231
Accrued expenses and other current liabilities	3,639	2,543
Deferred revenue	(1,203)	3,669

Net cash provided by operating activities	87,600	935
Investing activities:
Business acquisition	(26,364)	—
Purchases of property and equipment	(4,546)	(1,900)
Proceeds from the sale of assets	—	320
Proceeds from the sale of discontinued operations	—	82,000
Proceeds from sales and maturities of investments	38,715	103,344
Purchases of investments	(40,244)	(120,981)

Net cash provided (used) by investing activities	(32,439)	62,783
Financing activities:
Proceeds from exercise of stock options	5,199	2,568
Proceeds from issuance of stock through employee stock purchase plan	766	474

Net cash provided by financing activities	5,965	3,042

Net increase in cash and cash equivalents	61,126	66,760
Cash and cash equivalents:
Beginning of period	85,245	110,908

End of period	$146,371	$177,668

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) is a Web search, online directory and mobile information and entertainment company comprised of two business units, Search & Directory and Mobile. Search & Directory uses its metasearch technology to provide search results to branded Web sites and private-label partner Web properties and also offers online directory services. Mobile is a provider and publisher of wireless content, including ringtones, games and graphics, and also offers infrastructure solutions.

On March 31, 2004, the Company completed the sale of its Payment Solutions business to Lightbridge, Inc. (“Lightbridge”), for $82 million in cash. The operating results of the Payment Solutions business have been presented as a discontinued operation in the Condensed Consolidated Statements of Income and on the Condensed Consolidated Balance Sheets.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Results of operations for the three months ended March 31, 2005 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes hereto in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation. These reclassifications did not impact net income, total assets, total liabilities or stockholders’ equity.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company records expense when stock options are modified or granted with an exercise price below the fair market value of the Company’s stock at the grant date. Such expense for stock options is recognized as an expense and amortized using the accelerated amortization method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the three months ended March 31, 2004, the Company recognized stock compensation expense of $1.6 million. The Company did not recognize any stock compensation expense for the three months ended March 31, 2005.

To estimate stock compensation expense that would be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months Ended		Three months Ended
	March 31, 2005	March 31, 2004	March 31 2005	March 31, 2004
	Employee Stock Option Plans		Employee Stock Purchase Plan
Risk-free interest rate	3.88%	2.99%	2.77%	1.01%
Expected dividend yield	0%	0%	0%	0%
Volatility	67%	64%	58%	63%
Expected life	5 years	5 years	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three months ended March 31, 2005 and 2004 would have been as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2005	March 31, 2004
Net income as reported	$93,899	$36,683
Stock-based compensation, as reported	—	1,575
Pro forma stock-based compensation determined under fair value based method for all awards	(7,828)	(7,085)

Pro forma net income under fair value method for all stock based awards	$86,071	$31,173

Basic net income per share, as reported	$2.84	$1.16
Basic net income per share, SFAS No. 123 adjusted	$2.60	$0.99
Diluted net income per share, as reported	$2.52	$1.03
Diluted net income per share, SFAS No. 123 adjusted	$2.37	$0.91

3.	Acquisitions and Dispositions

On December 15, 2004, the Company entered into a definitive agreement to acquire elkware GmbH (“elkware”), a mobile gaming company, at a cost of 20 million Euros, which was consummated on January 7, 2005. The purchase agreement required that 5.0 million Euros of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement. Due to the significant fluctuations in the exchange rate of the U.S. dollar to the Euro, the Company entered into a forward exchange contract on December 22, 2004 to mitigate further foreign currency exposure. At December 31, 2004, the exchange rate of the U.S. dollar had further declined relative to the Euro and a $456,000 gain on the forward exchange contract was recorded. Subsequently, in January 2005 when the acquisition was consummated, the U.S. dollar had strengthened against the Euro, and a $934,000 loss as a result of the settlement of that foreign exchange contract was recorded in Other income, net for the three months ended March 31, 2005.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$2,739
Liabilities assumed	(2,151)

Net assets acquired	588
Fair value adjustments:
Customer relationships	9,750
Existing titles	3,100
Proprietary technology	314

Fair value of net assets acquired	$13,752

Purchase price:
Cash	$26,354
Acquisition costs	958
Deferred tax liability	4,607
Less fair value of net assets acquired	(13,752)

Excess of purchase price over net assets acquired, allocated to goodwill	$18,167

The expected useful life is five years for the customer relationships, two years for the existing titles and three years for the proprietary technology, and the Company is amortizing the intangible assets over their respective lives. In accordance with SFAS No. 142, no amortization of the goodwill will be recorded. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets. The allocation of the purchase price is subject to adjustments, which may include adjustments to acquisition costs, assumed receivables, accounts payable and accrued expenses, fixed assets, and prepaid and other assets.

On March 31, 2004, the Company consummated the sale of its Payment Solutions business, which resulted in a gain of $29.0 million, comprised of aggregate proceeds from the sale of $82 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), transaction related costs of $3.5 million, which consists of investment banking fees, legal fees and employee related costs, and income taxes of $260,000. Additionally, the Company recorded income of $2.3 million, net of taxes of $20,000, in the three months ended March 31, 2004. In connection with the sale of the Payment Solutions business, the Company has agreed to indemnify the buyer for liability, if any, resulting from the plaintiffs’ claims relating to certain outstanding litigation (Note 7). The Company has determined the fair value of such indemnification to be negligible.

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

The “treasury stock” method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the “treasury stock” method, stock options and warrants to purchase 4,273,583 and 4,086,550 shares of common stock were included in the calculation of diluted net income per share for the three months ended March 31, 2005 and 2004, respectively. Stock options and warrants to purchase 422,299 and 3,375,246 shares of common stock were excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004, respectively, as they were antidilutive.

5.	Marketable Securities and Other Investments

The Company, at times, invests in equity instruments of public and privately-held technology companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. As of March 31, 2005, the Company held a $2.1 million investment in a privately-held company, which is included in other long term assets. As of December 31, 2004, the Company had no investments in publicly-held or privately-held companies.

The Company accounts for its equity investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investment is other-than-temporary. This evaluation consists of a review by members of the Company’s senior finance management, and includes market pricing information for the securities held, market and economic trends in the industry or geographic area, and specific information on the investee company’s financial condition. For investments with no quoted market price, the Company also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

During the three months ended March 31, 2004, the Company determined that there had been an other-than-temporary impairment of certain of its investments in privately held companies and recorded a loss of $916,000. The Company did not record an impairment charge during the three months ended March 31, 2005.

The Company accounts for derivative instruments, including warrants held to purchase shares of other companies, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value and changes in fair values are recognized in earnings. During the three months ended March 31, 2004, a company in which InfoSpace held warrants to purchase shares of stock, announced that it was being acquired and that any outstanding warrants to purchase shares of the company would also be purchased. The Company recognized a gain of $1.4 million based on the estimated fair value of the warrant at March 31, 2004.

Gain on equity investments for the three months ended March 31, 2005 and 2004 consists of the following (in thousands):

	Three months ended March 31,
	2005	2004
Other-than-temporary investment impairments	$—	$(916)
Increase in fair value of warrants	—	1,374

Net gain on equity investments	$—	$458

6.	Payroll Taxes

As of March 31, 2005, the Company had $13.2 million recorded as a payroll tax receivable. In October 2000, Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer, (collectively referred to as the “Jains”) exercised non-qualified stock options. The Company withheld and remitted to the Internal Revenue Service (the “IRS”) $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and the Company also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period from a merger involving the Company, the former officer was restricted from transferring or selling the stock until February 2001. Management of the Company believed that the Treasury Regulations provided that taxable income is not recognized until this restriction had lapsed. The Company, therefore, returned the federal income tax withholding to the former officer and filed an amendment to its payroll tax return to request the tax refund. The Company’s payroll tax returns for the year 2000 have been audited by the IRS and the Company also received an examination report from the IRS disallowing the claim for the refund of $13.2 million. On April 15, 2005, the Company collected $12.2 million from the Jains, and the Company is pursuing the collection of the remaining balance of $1.0 million from the IRS.

7.	Contingencies

Litigation

On March 19, 2001, a purported shareholder derivative complaint entitled Youtz v. Jain, et al. was filed in the Superior Court of Washington for King County (“Derivative Action”). The complaint was amended four times and was recaptioned Dreiling v. Jain, et al. The named defendants included certain current and former officers and directors of the Company, entities related to several of the individual defendants, and the Company’s auditor; the Company was named as a “nominal defendant.” The complaint was derivative in nature and did not seek monetary damages from, or the imposition of equitable remedies on, the Company. On December 23, 2004, the Company and certain other parties in the Derivative Action entered into the Combined Settlement Agreement (as defined below) that, subject to court approval, resolved the claims in the Derivative Action, as well as claims in certain other lawsuits involving the Company. By order dated February 18, 2005, the Superior Court granted final approval of the Combined Settlement Agreement. On March 25, 2005, pursuant to the terms of the Combined Settlement Agreement, settlement proceeds of approximately $83 million were disbursed to the Company. The Combined Settlement Agreement is further described below.

On September 26, 2001, a complaint entitled Dreiling v. Kellett, et al. was filed by a shareholder plaintiff in the United States District Court for the Western District of Washington (“Section 16(b) Action”). The complaint sought disgorgement of “short swing” profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint was subsequently amended to add Naveen and Anuradha Jain and certain Jain trusts as defendants. The complaint did not seek damages or other remedies from the Company. In February 2003, the Kellett defendants settled with plaintiff for $5.5 million. The complaint was subsequently recaptioned Dreiling v. Jain, et al. and in August 2003, the District Court entered judgment against the Jains in the amount of approximately $247 million, consisting of damages plus prejudgment interest. On December 23, 2004, the Company and all other parties in the Section 16(b) Action entered into the Combined Settlement Agreement that resolved the claims in the Section 16(b) Action, as well as claims in certain other lawsuits involving the Company. By order dated February 15, 2005, the District Court granted final approval of the Combined Settlement Agreement. On March 25, 2005, pursuant to the terms of the Combined Settlement Agreement, settlement proceeds were disbursed to the Company. The Combined Settlement Agreement is further described below.

On March 10, 2003, the Company filed a lawsuit in the Superior Court of Washington for King County entitled InfoSpace Inc. v. Naveen Jain, et al. (“Intelius Action”). The complaint named as defendants Naveen Jain, the Company’s former chairman and chief executive officer; Kevin Marcus, the Company’s former chief software architect; and the company they co-founded, Intelius Inc. The complaint alleged that the defendants breached their fiduciary and contractual duties owed to the Company, wrongfully interfered with the Company’s contractual relationships and misappropriated InfoSpace’s trade secrets and confidential information in order to unfairly compete with the Company. Intelius denied the Company’s claims and asserted various counterclaims against the Company. The Intelius action was dismissed with prejudice on March 23, 2005 pursuant to the Combined Settlement Agreement which is further described below.

On August 28, 2003, the Jains filed a complaint entitled Naveen Jain, et al. v. InfoSpace, Inc., et al. in the Superior Court of Washington for King County against the Company and other parties (“Jain v. InfoSpace Action”). The complaint sought declaratory relief and damages based on defendants’ alleged actions in connection with the transactions underlying the judgment entered against the Jains in the Section 16(b) Action. In May 2004, the Superior Court ordered the Jain v. InfoSpace Action consolidated with two other lawsuits: the Jain v. Clarendon Action (described in the paragraph below) and another lawsuit involving the Jains but not the Company (the “Consolidated Action”). The Consolidated Action as to claims against the Company was dismissed with prejudice on April 1, 2005 pursuant to the Combined Settlement Agreement which is further described below. Certain claims by the Jains against other defendants are pending. Although these claims may be the basis for an assertion of indemnification claims against the Company, the Jains have agreed to hold the Company harmless for any indemnification claims related to this lawsuit.

On August 29, 2003, the Jains amended a complaint entitled Naveen Jain, et ux. v. Clarendon American Insurance Company, et al. in the Superior Court of Washington for King County to add the Company as a defendant (“Jain v. Clarendon Action”). The amended complaint asserted claims against InfoSpace and certain insurance companies providing directors’ and officers’ liability insurance (“D&O Insurance”) to InfoSpace and its current and former directors and officers for the period covered by the Section 16(b) Action. As described in the paragraph above, the Superior Court consolidated the Jain v. Clarendon Action, the Jain v. InfoSpace Action, and a third lawsuit not involving the Company. The Consolidated Action was dismissed with prejudice on March 22, 2005 pursuant to the Combined Settlement Agreement which is further described below.

On December 23, 2004, a combined settlement agreement (the “Combined Settlement Agreement”) was reached in the Derivative Action and Section 16(b) Action. The Combined Settlement Agreement provided for (among other consideration) a cash payment to the Company, net of plaintiff’s counsel’s fee and certain costs, of approximately $83 million, including insurance proceeds. In addition, the Combined Settlement Agreement provided for dismissal of the Derivative Action and Section 16(b) Action with prejudice, except that dismissal of derivative claims against one non-officer or director defendant was without prejudice. The Combined Settlement Agreement also resolved all claims in the Intelius Action, and all claims by the Jains against the Company in the Consolidated Action. The Combined Settlement Agreement was granted final approval by the Superior Court of Washington for King County at a hearing on February 18, 2005, and by the United States District Court for the Western District of Washington at a hearing on February 15, 2005. On March 25, 2005, pursuant to the terms of the Combined Settlement Agreement, settlement proceeds were disbursed to the Company following expiration of the time for appeal of the Superior Court and District Court orders granting final approval. The Company recognized a net gain of $77.3 million during the three months ended March 31, 2005 on this settlement, comprised of proceeds of $83.2 million, including interest, less $2.0 million in income taxes and $3.9 million in legal fees.

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (“RICO”) and Washington Securities Act and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million, but plaintiff’s various damages estimates describe a broader range of purported damages. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, John Richards, a former Company employee, amended his answer to the complaint to assert a third-party claim for indemnification against the Company. In February 2004, Jain amended his answer to assert a third-party claim for indemnification against the Company. The Court has dismissed on summary judgment plaintiff’s RICO claim, the Washington Securities Act claim, and various equitable theories of recovery. The Court also dismissed those claims against Jain based on common law fraud and on a purported agency relationship between Richards and Jain, and the Court has issued a number of rulings limiting plaintiff’s available damages. On January 22, 2005, a settlement was reached under which the plaintiff agreed to release all claims and potential claims against the Company and the Jains. The Jains’ claim against the Company for indemnity was also released. The settlement proceeds will be paid entirely by insurance. Richards’ claim for indemnification was not a part of the settlement agreement. On March 16, 2005, the trial court entered a judgment in Richards’ favor of $455. Enger is appealing that judgment. The Company believes it has meritorious defenses to Richards’ claims for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

In September of 2000, Go2Net sued FreeYellow.com, Inc., a Florida corporation, and John Molino, FreeYellow’s sole shareholder, in the Superior Court of Washington (King County) seeking to rescind its acquisition of FreeYellow that closed in October 1999, and in the alternative, seeking damages. Molino denied the allegations and asserted a counterclaim for breach of the merger agreement. In October 2000, Go2Net was acquired by and became a wholly owned subsidiary of InfoSpace. In August 2001, Go2Net amended the complaint to add a claim against FreeYellow and Molino under the Securities Act of Washington (“WSA”). The trial occurred in August 2002, and the jury returned a verdict in favor of Go2Net on its WSA claim. In January 2003, the judge entered a judgment pursuant to which Molino owes Go2Net $1.2 million plus interest at 12% per annum from December 31, 2002. Molino appealed the judgment to the Washington Court of Appeals. On April 11, 2005, the court denied Molino’s appeal and affirmed the lower court’s rulings.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claims to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and have asserted related claims against Go2Net and InfoSpace; the case is now captioned Patrick O’Keefe II, et al. v. David Heaps, et al. Authorize.Net updated and re-filed its prior motion for summary judgment seeking dismissal of all claims against it. The Utah Court granted Authorize.Net’s summary judgment motion, and on November 2, 2004, the Utah Court entered an order dismissing all claims plaintiffs asserted against Authorize.Net, Go2Net, and InfoSpace with prejudice. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs also have now filed for summary judgment, and the Utah Court has denied plaintiffs’ summary judgment motion against those counterclaims. Authorize.Net remains a defendant in the lawsuit in cross-claims for indemnification and contribution asserted by two former officers of Authorize.Net. Pursuant to the Company’s sale of Authorize.Net to Lightbridge, the Company has agreed to indemnify Lightbridge for liability, if any, resulting from the plaintiffs’ claims. The Company believes Authorize.Net and Go2Net have meritorious defenses to these cross-claims, but litigation is inherently uncertain and they may not prevail in this matter.

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

Other Contingencies:

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of its property leases. As of March 31, 2005, the total amount of collateral pledged under these agreements was approximately $4.5 million.

8.	Restructuring Charges and Other, net

The Company recorded a separation charge of $1.2 million in March 2004 due to separation of a former executive officer. The Company also adjusted its restructuring reserves and recorded gains as a result of terminating certain contracts or products, resulting in a reversal of previously recorded expense and gains aggregating $185,000, in the three months ended March 31, 2004. The Company did not record any or adjust existing restructuring charges in the three months ended March 31, 2005.

9.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. During March 2004, the Company sold its Payment Solutions business, which is presented as a discontinued operation.

The Company measures the results of its reportable segments based on its segment income. Segment income represents operating income or loss before depreciation, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle. Additionally, the Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units’ segment income.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income or loss for the three months ended March 31, 2005 and 2004, are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Search & Directory
Revenue	$47,969	$33,259
Operating expense	26,283	19,462

Segment income	21,686	13,797
Segment margin	45.2%	41.5%

Mobile
Revenue	39,053	14,822
Operating expense	28,856	11,044

Segment income	10,197	3,778
Segment margin	26.1%	25.5%

Total
Total segment revenue	87,022	48,081
Total segment operating expense	55,139	30,506

Total segment income	31,883	17,575
Total segment margin	36.6%	36.6%

Corporate
Operating expense	9,952	8,988
Depreciation	1,774	1,799
Amortization of other intangible assets	4,083	1,741
Restructuring charges and other, net	—	1,041
Net gain on equity investments	—	(458)
Other income, net	(80,154)	(985)
Income tax expense	2,329	32
Income and gain on sale from discontinued operations, net of taxes	—	(31,266)

	(62,016)	(19,108)

Total Net Income (Loss)	$93,899	$36,683

10.	Recent Accounting Pronouncements

The Company accounts for stock-based compensation awards using the intrinsic value measurement provisions of APB Opinion No. 25. Accordingly, no compensation expense is recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which a person is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS No. 123(R), but expects that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) is presented in Note 2: Stock-Based Compensation. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).

SFAS No. 123(R) will be effective January 1, 2006, and the Company may use the Modified Prospective Application Method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Alternatively, the Company may use the Modified Retrospective Application Method, which may be applied to all prior years for which the original SFAS No. 123 was effective. Under this method, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-K for the year ended December 31, 2004. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) is a Web search, online directory and mobile information and entertainment company comprised of our Search & Directory and Mobile businesses. Our Search & Directory business uses our metasearch technology to provide search results to our branded Web sites and private-label partner Web properties and also offers online directory services. Our Mobile business is a provider and publisher of wireless content, including ringtones, games and graphics, and also offers infrastructure solutions.

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

In 2003, we began focusing on two businesses: Search & Directory and Mobile. We sold our Payment Solutions business for $82.0 million in cash and sold or otherwise disposed of other non-core services. Additionally, we expanded our Search & Directory business with the acquisition of Switchboard Incorporated (“Switchboard”), an on-line directory company, and expanded our Mobile business with the acquisition of several mobile content and application businesses.

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

Overview of First Quarter 2005 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2005. A more detailed discussion of our operating results, comparing our operating results for the three months ended March 31, 2005 and 2004, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended March 31, 2005 were $87.0 million, an increase of $38.9 million from revenues of $48.1 million in the three months ended March 31, 2004. Revenues from our Search & Directory business increased to $48.0 million in the first quarter of 2005 from $33.3 million in the first quarter of 2004. The increase was primarily attributable to the growth in our search revenues from our search distribution business, in which we private label our search products for others to offer on their own Web properties, and an increase in our directory business, partially as a result of our acquisition of Switchboard in June 2004. During the three months ended March 31, 2005, over 60% of our search revenues in North America came from distribution partners compared to over 55% during the three months ended March 31, 2004. We expect that revenue from our distribution partners will continue to be a greater share of our search revenues. Revenues from our Mobile business increased to $39.1 million in the first quarter of 2005 from $14.8 million in the first quarter of 2004, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics and, to a lesser extent, games as a result of our acquisition in the second half of 2004 and early 2005 of three mobile gaming companies, the assets of Atlas-Mobile Inc. (“Atlas”), IOMO Limited (“IOMO”), and elkware GmbH (“elkware”) .

Total operating expenses for the three months ended March 31, 2005 were $70.9 million, an increase of $26.8 million from operating expenses of $44.1 million in the three months ended March 31, 2004. The increase from the three months ended March 31, 2004 was primarily attributable to an increase in our distribution costs for revenue share amounts due to our distribution partners and content costs associated with our media download products. We expect these costs to increase as revenues from these products and services increase. Other operating costs increased as we expanded our operations, including increases in personnel costs, including salaries, benefits and other employee costs, and increases in temporary help from contractors and consultants to augment our staffing needs, which is the result of additional headcount related to the growth in our business and our acquisitions of Switchboard and the three mobile gaming companies. Additionally, depreciation and amortization of intangible assets increased as a result of our acquisitions in 2004 and early 2005.

In the first quarter of 2005, we recognized a gain, net of legal costs, of $79.3 million in connection with a Combined Settlement Agreement, involving a number of lawsuits, including the Dreiling v. Jain, et al. derivative lawsuit and the Dreiling v. Jain, et. al. Section 16(b) case, as described in Note 7 to the unaudited Condensed Consolidated Financial Statements. Additionally, in the first quarter of 2005, we recorded income tax expense of $2.3 million, of which $2.0 million related to the Combined Settlement Agreement, for alternative minimum tax (“AMT”) and state and local and foreign taxes, compared to $32,000 in the first quarter of 2004. In the first quarter of 2004, we recorded income from discontinued operations of $31.3 million as a result of the gain on the sale of Payment Solutions of $29.0 million and income of $2.3 million from the Payment Solutions business during the quarter.

Net income for the three months ended March 31, 2005 was $93.9 million compared to net income of $36.7 million in the three months ended March 31, 2004, primarily attributable to the items noted above.

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

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, contingencies, certain operating expenses, the fair value of assets and liabilities acquired in our business combination, and whether to provide a valuation allowance for some or all of our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K.

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

Business combinations

Business combinations accounted for under the purchase method of accounting require management to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price based on the estimated fair value of assets and liabilities acquired may be subject to adjustments during the year following the date of acquisition related to fair value of the assets and liabilities assumed.

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

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of March 31, 2005 we have approximately $177.0 million of goodwill on our balance sheet relating to our Search & Directory and Mobile reporting units.

Income taxes

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

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 7 to our unaudited Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the three months ended March 31, 2005, our net income was $93.9 million. While we achieved profitability during 2004 and in the first quarter of 2005, prior to that we had incurred losses since our inception and, as of March 31, 2005, had an accumulated deficit of approximately $1.1 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not necessarily rely upon them as indications of our future performance.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues. Revenues are derived from deploying our Internet software, services and products to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a broad range of customers. Revenues for the three months ended March 31, 2005 and 2004 are presented below:

	Three months ended March 31, 2005 (in thousands)	Percentage of Total Revenue	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenue
Search & Directory	$47,969	55.1%	$14,710	$33,259	69.2%
Mobile	39,053	44.9%	24,231	14,822	30.8%

Total	$87,022	100.0%	$38,941	$48,081	100.0%

The increase in total revenue for Search & Directory for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, is primarily due to the growth in our paid search services, and in particular, paid searches from our distribution partners’ Web properties, and greater revenue per paid search. In the first quarter of 2005, we generated an aggregate of approximately 207 million paid searches (including both search and directory) in North America at an average revenue per paid search of $0.18, an increase from an aggregate of approximately 173 million paid searches in North America at an average revenue per paid search of $0.16 in the first quarter of 2004. Search distribution, in which we private label our search products for others to offer on their own Web properties, and online directory revenue as a result of our acquisition of Switchboard, were the primary areas of growth for the first quarter of 2005 compared to the first quarter of 2004. During the three months ended March 31, 2005, over 60% of our search revenues in North America came from distribution partners compared to over 55% during the three months ended March 31, 2004. We expect that search distribution revenue will continue to increase as a percentage of our search revenues.

The increase in revenue for our Mobile business for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, is primarily due to increased revenues from our media download products and, to a lesser extent, revenues from sales of games as a result of our acquisitions of three gaming companies in the second half of 2004 and early 2005.

Seasonality

Our Search & Directory services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our Mobile business may also be subject to seasonality based on the timing of consumer product cycles and other factors, such the timing of new mobile phone sales.

Content and Distribution. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners in connection with our Search & Directory business, royalty and license fees related to our media download products for items such as ringtones, graphics and games, and other content or data licenses. Content and distribution expenses in total dollars (in thousands) and percent of revenue for the three months ended March 31, 2005 and 2004 are presented below:

	Three months ended March 31, 2005 (in thousands)	Percentage of Total Revenues	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues
Content and Distribution	$34,830	40.0%	$17,944	$16,886	35.1%

Content and distribution expenses increased by $17.9 million to $34.8 million (or 40.0% of revenues) for the three months ended March 31, 2005 as compared to $16.9 million (or 35.1% of revenues) in the first quarter of 2004. The absolute dollar and percent of revenue increase was attributable to revenue growth from our Search & Directory distribution partners in which we have revenue sharing arrangements where we private label our search and directory products for others to offer on their own Web properties and from sales of our content and media download products to our mobile customers. We anticipate that our content and distribution costs will increase in absolute dollars if revenues from our Search & Directory distribution partners and sales of our content and media download products to our mobile customers continue to increase.

Systems and Network Operations. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and percent of revenue for the three months ended March 31, 2005 and 2004 are presented below:

	Three months ended March 31, 2005 (in thousands)	Percentage of Total Revenues	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues
Systems and network operations	$4,413	5.1%	$1,195	$3,218	6.7%

Systems and network operations expenses increased by $1.2 million to $4.4 million (or 5.1% of revenues) for the three months ended March 31, 2005 as compared to $3.2 million (or 6.7% of revenues) for the three months ended March 31, 2004. The increase in absolute dollars was primarily attributable to an increase of $1.1 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which was the result of additional headcount due to growth in our business and also related to our acquisition of Switchboard and three mobile gaming companies. Additionally, software application and hardware maintenance costs increased, which were partially offset by a decrease in our communication costs.

Product Development Expenses. Product development expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing for research, development, support and ongoing enhancements of products and services. Product development expenses in total dollars (in thousands) and percent of revenue for the three months ended March 31, 2005 and 2004 are presented below:

	Three months ended March 31, 2005 (in thousands)	Percentage of Total Revenues	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues
Product Development	$7,371	8.5%	$2,933	$4,438	9.2%

Product development expenses increased by $2.9 million to $7.4 million (or 8.5 % of revenues) for the three months ended March 31, 2005 as compared to $4.4 million (or 9.2% of revenues) for the three months ended March 31, 2004. The absolute dollar increase was primarily attributable to an increase of $2.6 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which increased as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of Switchboard and three mobile gaming companies. Product development costs may not be consistent with trends in changes in revenue and as a percent of revenues as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as we continue to invest in our products and services.

Sales and Marketing Expenses Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and percent of revenue for the three months ended March 31, 2005 and 2004 are presented below:

	Three months ended March 31, 2005 (in thousands)	Percentage of Total Revenues	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues
Sales and Marketing	$7,872	9.0%	$2,414	$5,458	11.4%

Sales and marketing expenses increased by $2.4 million to $7.9 million (or 9.0% of revenues) for the three months ended March 31, 2005 as compared to $5.5 million (or 11.4% of revenues) for the three months ended March 31, 2004. The absolute dollar increase is primarily attributable to an increase of $1.6 million in personnel expenses, including salaries and benefits and temporary help and contractors to augment our staffing as we continue to grow our business, and also as a result of our acquisitions of Switchboard and three mobile gaming companies, and an increase of $529,000 in advertising and promotion expense. We anticipate sales and marketing expenses to increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products and services.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and percent of revenue for the three months ended March 31, 2005 and 2004 are presented below:

	Three months ended March 31, 2005 (in thousands)	Percentage of Total Revenues	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)	Percentage of Total Revenues
General and Administrative	$10,605	12.2%	$1,111	$9,494	19.8%

General and administrative expenses increased by $1.1 million to $10.6 million (or 12.2% of revenues) for the three months ended March 31, 2005 as compared to $9.5 million (or 19.8% of revenues) for the three months ended March 31, 2004. The absolute dollar increase was primarily attributable to an increase of $624,000 in personnel costs, principally comprised of employee income taxes related to stock option exercises, and temporary help and contractors, to augment our staffing, as a result of integrating our acquisitions of Switchboard and three mobile gaming companies, and an increase in our occupancy costs of $414,000, which include facility charges, communications cost and general office expense, as a result of expanding our facilities to accommodate our increased employee base and our acquisitions of Switchboard and three mobile gaming companies. Additionally, consulting fees and business taxes increased, partially offset by decreases in our liability insurance and litigation costs. We expect that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation expenses for the three months ended March 31, 2005 and 2004 are presented below (in thousands):

	Three months ended March 31, 2005 (in thousands)	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)
Depreciation	$1,774	$(25)	$1,799

Depreciation of property and equipment totaled $1.8 million during the three months ended March 31, 2005 and 2004. Depreciation expense increased as a result of property and equipment recently purchased and in connection with those acquired with our acquisition of Switchboard and three mobile gaming companies, offset by a decrease in depreciation expense of older property and equipment reaching the end of their depreciable lives.

Amortization of Other Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets is presented below for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31, 2005 (in thousands)	Change from 2004 (in thousands)	Three months ended March 31, 2004 (in thousands)
Amortization of Other Intangible Assets	$4,083	$2,342	$1,741

The $2.3 million absolute dollar increase from the three months ended March 31, 2004 to the three months ended March 31, 2005 is attributable to intangible assets that were acquired in the acquisitions of Switchboard and the three mobile gaming companies. Assuming we do not acquire businesses or intangible assets in the future, the amortization of intangible assets will be approximately $11.2 million for the remainder of 2005, $13.2 million in 2006, $7.5 million in 2007, $4.7 million in 2008, and $3.1 million in 2009.

Restructuring Charges and Other, Net. Restructuring charges and other, net charges totaled $1.0 million during the three months ended March 31, 2004, and are primarily attributable to the separation of a former executive officer resulting in a charge comprised of severance and non-cash stock compensation. We did not record any or adjust existing restructuring charges in the three months ended March 31, 2005.

Net Gain on Equity Investments. Gain on equity investments consists of gains and losses from changes in the fair value of derivative instruments held by us, realized gains and losses on equity investments and impairment of equity investments. During 2003 we sold all of our investments in publicly traded companies.

The gain on equity investments for the three months ended March 31, 2005 and 2004 consists of the following (in thousands):

	Three months ended March 31,
	2005	2004
Other-than-temporary investment impairments	$—	$(916)
Increase in fair value of warrants	—	1,374

Net gain on equity investments	$—	$458

Other-than-temporary equity investment impairment: For certain investments in privately held companies, we determined that there was an other-than-temporary decline in value in the three months ended March 31, 2004, and therefore recorded an impairment charge of $916,000. Those investments were sold in the second quarter of 2004 at a price that approximated the carrying value.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. For the three months ended March 31, 2004, we recognized a $1.4 million gain related to warrants we held to purchase shares of stock in a company that was being acquired, which acquisition included the purchase of outstanding warrants to purchase shares of the company.

Other Income, Net. Other income, net for the three months ended March 31, 2005 was $80.2 million compared to $985,000 in the three months ended March 31, 2004. In the three months ended March 31, 2005, we recorded $79.3 million in other income related to a Combined Settlement Agreement involving several outstanding litigation matters, including the Dreiling v. Jain, et al. derivative lawsuit and the Dreiling v. Jain, et. al. Section 16(b) case, as described in detail in Note 7 to our unaudited Condensed Consolidated Financial Statements. The gain was based on the receipt of $83.2 million in cash in March 2005, less $3.9 million in legal fees. Partially offsetting this gain was a $934,000 foreign currency exchange loss related to a forward exchange contract we entered into in December 2004 in connection with our acquisition of elkware. Excluding the gain from a legal settlement and the foreign currency contract loss, other income primarily consisted of interest income of $1.8 million and $797,000 in the three months ended March 31, 2005 and 2004, respectively. The increase in interest income for the three months ended March 31, 2005 was primarily attributable to an increase in interest rates.

Income Tax Expense. We recorded income tax expense of $2.3 million and $32,000 for the three months ended March 31, 2005 and 2004, respectively. Income Tax is attributable to being subject to Federal AMT and state, local and international taxes. We expect to record a tax provision for Federal AMT and state, local and international taxes for the remainder of 2005.

At December 31, 2004, we had a net deferred tax asset of approximately $477.5 million, primarily comprised of our accumulated net operating loss carryforwards. We have provided a full valuation allowance for our net deferred tax assets as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Once we have reached profitability for an extended period and there is sufficient positive evidence to support the conclusion that it is more likely than not we will realize the tax benefit of our net operating losses and other deferred tax assets, we will reduce a portion or all of the valuation allowance in the period that such a conclusion is made. If that is the case, we would expect to reverse a portion of the net operating loss valuation allowance to income as a tax benefit and a significant portion of the remaining net operating loss valuation allowance associated with stock option transactions will be reversed as a credit to stockholders’ equity. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards.

Income from Discontinued Operations and Gain on Sale of Discontinued Operation. On March 31, 2004, we consummated the sale of our Payment Solutions business and have reflected income from Payment Solutions as a discontinued operation. Income from discontinued operations for the three months ended March 31, 2004 was $2.3 million. Income from discontinued operations included revenues of $8.4 million, segment income of $2.8 million, and allocated corporate expenses, and depreciation, amortization and income taxes, of $533,000.

The sale of Payment Solutions resulted in a net gain of $29.0 million, the result of proceeds from the sale of $82 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), transaction related costs of $3.5 million, which consists of investment bank fees, legal fees and employee related costs, and income taxes of $260,000.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and marketable investments of $384.2 million, consisting of cash and cash equivalents of $146.4 million, short-term investments available-for-sale of $219.6 million and long-term investments available for sale of $18.2 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and pledged funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2005	2006	2007	2008	2009
Operating lease commitments, net of sublease income	$3,667	$4,071	$3,882	$640	—

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At March 31, 2005, the total amount of collateral pledged under these agreements was approximately $4.5 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2004	$4,043	$513	$4,556
Net change in collateral pledged	(30)	(8)	(38)

Balance at March 31, 2005	$4,013	$505	$4,518

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Adjustments to net income to determine cash flows from operations include depreciation and amortization, impairment of intangible assets, gains or losses on equity investments, warrant and stock-based related gains and expenses, gains and losses from the disposition of assets, and certain restructuring charges. Net cash provided (used) by investing activities consists of net cash used to acquire businesses, transactions related to our investments, purchases of property and equipment and proceeds from the sale of certain assets. Net cash provided by financing activities consists of proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan.

Our net cash flows are comprised of the following for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
Net cash provided by operating activities	$87,600	$935
Net cash provided (used) by investing activities	(32,439)	62,783
Net cash provided by financing activities	5,965	3,042

Net increase in cash and cash equivalents	$61,126	$66,760

Net cash provided by operating activities totaled $87.6 million for the three months ended March 31, 2005, consisting of our net income of $93.9 million, which includes a $79.3 million gain from a legal settlement, cash provided by changes in our operating assets and liabilities of $6.1 million, primarily consisting of increases in accrued expenses and other current liabilities and decreases in notes and other receivables, and adjustments not affecting cash flows provided by operating activities of $6.0 million, consisting of depreciation and amortization and bad debt expense. Partially offsetting the increase are changes in our operating assets and liabilities of $18.0 million primarily consisting of increases in accounts receivable, and prepaid expenses and other assets and decreases in accounts payable and deferred revenue, and adjustments not affecting operating cash flows of $526,000 primarily consisting of deferred tax liabilities.

Net cash provided by operating activities totaled $935,000 for the three months ended March 31, 2004, consisting of our net income of $36.7 million, cash provided by changes in our operating assets and liabilities of $8.4 million, primarily consisting of decreases in accounts payable, deferred revenue, accrued expenses and other current liabilities, and adjustments not affecting cash flows provided by operating activities of $4.7 million, primarily consisting of depreciation and amortization and warrant and stock-based compensation expense. Partially offsetting the increase are changes in our operating assets and liabilities of $16.9 million, primarily consisting of increases in accounts receivable, notes and other receivables and prepaid expenses and other current assets, and adjustments not affecting operating cash flows of $32.0 million, primarily consisting of income and the gain on sale of our Payment Solutions business of $31.3 million, accounted for as a discontinued operation, and gains from our equity investments.

Net cash used by investing activities totaled $32.4 million for the three months ended March 31, 2005, primarily consisting of $26.4 million used for our acquisition of elkware, $4.5 million used to purchase fixed assets and the net purchase of short term and long term investments of $1.5 million.

Net cash provided by investing activities totaled $62.8 million for the three months ended March 31, 2004, primarily consisting of proceeds of $82 million on the sale of Payment Solutions, partially offset by the net purchase of short term and long term marketable investments of $17.6 million and $1.9 million used to purchase fixed assets.

Net cash provided by financing activities totaled $6.0 and $3.0 million in the three months ended March 31, 2005 and 2004, respectively. Cash proceeds from financing activities resulted from the exercise of stock options and from sales of shares through our employee stock purchase plan

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of infrastructure. We may use a portion of our cash for acquisitions, some examples being our recent acquisitions of Switchboard, Atlas, IOMO and elkware or stock repurchases.

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters or stock repurchases. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions may use a portion of our cash and marketable investments. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Balance Sheet Commentary

As of March 31, 2005, we have $13.2 million recorded as a payroll tax receivable. In October 2000, Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer, (collectively referred to as the “Jains”) exercised non-qualified stock options. We withheld and remitted to the Internal Revenue Service (the “IRS”) $12.6 million for federal income taxes based on the market price of the stock on the day of exercise and we also remitted the employer payroll tax of $620,000. Due primarily to the affiliate lock-up period from a merger, the former officer was restricted from transferring or selling the stock until February 2001. We believed that the Treasury Regulations provided that taxable income is not recognized until this restriction had lapsed. We, therefore, returned the federal income tax withholding to the former officer and filed an amendment to its payroll tax return to request the tax refund. Our payroll tax returns for the year 2000 have been audited by the IRS and we received an examination report from the IRS disallowing the claim for the refund of $13.2 million. On April 15, 2005, we collected $12.2 million from the Jains, and we are pursuing the collection of the remaining balance of $1.0 million from the IRS.

Recent Accounting Pronouncements

We account for stock-based compensation awards using the intrinsic value measurement provisions of APB Opinion No. 25. Accordingly, no compensation expense is recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which a person is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS No. 123(R), but expect that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) is presented in Note 2: Stock-Based Compensation in our unaudited Condensed Consolidated Financial Statements. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).

SFAS No. 123(R) will be effective January 1, 2006, and we may use the Modified Prospective Application Method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Alternatively, we may use the Modified Retrospective Application Method, which may be applied to all prior years for which the original SFAS No. 123 was effective. Under this method, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR BUSINESS

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of March 31, 2005, we had an accumulated deficit of approximately $1.1 billion. We may incur net losses in the future. Some of our operating expenses are fixed. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions, or restructuring charges. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in each of our last seven fiscal quarters and on an annual basis for the fiscal year ended December 31, 2004, we may not be able to sustain profitability on a quarterly or annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals, software application providers and mobile operators, for distribution or usage of our products and application services. We generated approximately 56% and 54% of our total revenues through our relationships with our top ten distribution partners for the first quarter of 2005 and the fourth quarter of 2004, respectively. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search and directory products, and most of these partners are development-stage companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships. In addition, our Search & Directory distribution partners or mobile operators may create their own content or license content directly from others that competes with or replaces the content that we provide.

Certain of our agreements with our distribution partners will come up for renewal in 2005 and 2006, and our mobile operator contracts generally come up for renewal on an annual basis. Also, if a distribution partner does not comply with their agreement with us, we may terminate the agreement. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our operating results and earnings. In particular, competition is increasing for consumer traffic in the search and directory markets and we are currently experiencing pricing pressure in our Mobile business. We anticipate that the cost of our revenue sharing arrangements with our distribution partners and the cost of our content for our Mobile products and services will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented approximately 88% and 89% of our revenues for the first quarter of 2005 and the fourth quarter of 2004, respectively. Cingular Wireless, Yahoo! and Google each accounted for more than 10% of our revenues in the three-month period ended March 31, 2005. Our agreements with these customers expire in 2006. If we lose any of these customers, are unable to renew the contracts on favorable terms, or any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results would materially suffer.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the loss, termination or reduction in scope of key customer, distribution and content relationships;

•	the results from shifts in the mix of products and services we provide to our customers;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar;

•	litigation expense; and

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, in 2003 and 2004 we completed an in-depth analysis of our business and have since tightened our strategic focus to our Search & Directory and Mobile businesses. Businesses and services falling outside of these areas, including our Payment Solutions business, were sold or otherwise divested. There can be no assurance that our increased focus on and investment in our core businesses will produce better financial results than we would have achieved with our prior businesses or that we will be successful in effectively utilizing the proceeds of the sales. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

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

We have acquired a number of technologies and businesses in the past and may engage in further acquisitions in the future. For example, in November 2003, we acquired Moviso LLC (“Moviso”), a provider of mobile media content, entertainment and personalization services; in June 2004, we acquired Switchboard, a provider of local on-line advertising solutions and Internet-based yellow pages; in July 2004, we acquired the assets of Atlas Mobile, a provider of mobile multi-player tournament games; in December 2004 we acquired IOMO, a U.K. developer and publisher of mobile games; and in January 2005, we acquired elkware, a German developer and publisher of mobile games.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On May 2, 2005, the closing price of our common stock was $30.87. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile data services markets;

•	announcements or publicity relating to litigation and similar matters;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting; and

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006.

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

We have been, and expect to continue to be, subject to legal proceedings and claims. Approximately six lawsuits are currently pending in which claims have been asserted against us or current and former directors and executive officers, in addition to ordinary course commercial and collection matters and intellectual property infringement claims that we believe are not material to our business. We are unable to determine the amount for which we potentially could be liable since a number of these lawsuits do not specify an amount for damages sought. We maintain insurance which may cover some defense costs and some of the claims, should we not prevail. Such proceedings and claims, even if claims against us are not meritorious, require the expenditure of significant financial and managerial resources, which could materially harm our business. We believe we have meritorious defenses to all the claims currently made against us. However, litigation is inherently uncertain, and we may not prevail in these suits. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 7 to our unaudited Condensed Consolidated Financial Statements.

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

The security measures we have implemented to secure information we collect and store may be breached, which could cause us to breach existing agreements and expose us to potential investigation and penalties by authorities and potential claims by persons whose information was disclosed.

We take reasonable steps to protect the security and confidentiality of the information we collect and store but there is no guarantee that third parties will not gain unauthorized access despite our efforts. If such unauthorized access does occur, we may be required to notify persons whose information was accessed under existing and proposed laws. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed.

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

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Additional realignments of resources or reductions in workforce, or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

In light of current market and regulatory conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options to recruit technology professionals and senior level employees. Our stock options, which typically vest over a four-year period, are one of the means by which we motivate long-term employee performance. Recent changes in accounting treatment of options requiring us to expense the fair value of our employee stock options beginning in 2006 may make it difficult or overly expensive for us to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may in the future need to issue new options or equity incentives or increase other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs.

We may be subject to liability for our use or distribution of information that we receive from third parties.

We obtain content and commerce information from third parties. When we integrate and distribute this information, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement and product or service liability, among others. Many of the agreements by which we obtain content do not contain indemnity provisions in favor of us. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made against us. Any liability that we incur as a result of content we receive from third parties could harm our financial results.

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

If we were to discover that our products violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate third party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms. Any third-party infringement claims against us could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements.

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

If we fail to detect click- fraud, we could lose the confidence of advertisers and of our content providers, which would cause our business to suffer

Most of our revenues from our search and directory business are based on the number paid “clicks” on commercial search results served on our branded Web sites or our distribution partner’s Web properties. Each time a user clicks on a commercial search result, the search engine that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partner’s Web property, we share a portion of the fee we receive with such partner. This model exposes us to the risk of “click-fraud.” Click fraud occurs when a person clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the content underlying the commercial search result. When such fraudulent activity is detected as coming from one of our distribution partners, our content providers may refund the fees paid by the advertisers for such fraudulent clicks, which in turn reduces the amount of fees the content provider pays us. If we or our content providers are unable to effectively detect and stop this fraudulent activity, advertisers may see a reduced return on their advertising investment with the content provider because such fraudulent clicks will not lead to potential revenue for such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could lead to a loss of advertisers and revenue to our content providers and consequently to lower fees paid to us. Additionally, if we are unable to detect fraudulent activity that may originate from a distribution partner of ours, our content providers may impose restrictions on our ability to provide their commercial results to our current and future distribution partners, which could have a materially negative impact on our financial results. Although we and our content providers have in place certain systems to detect systematic click-fraud, these systems may not detect all such fraudulent activity.

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

Due to the nature of the Internet, it is possible that the governments of states and foreign countries might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

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

Our market risks at March 31, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of this Form 10-Q for additional discussions of our market risks.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See the litigation disclosure under the subheading “—Litigation” in Note 7 to our unaudited Condensed Consolidated Financial Statements.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2005 we issued an aggregate of 115 shares of our common stock to two U.S. persons and an aggregate of 4,112 shares of our common stock to four non-U.S. persons. We issued these shares in exchange for exchangeable shares of one of our subsidiaries that were issued in connection with our acquisition of Locus Dialogue, Inc., a Canadian company that we acquired in 2001. We issued the shares of our common stock to the U.S. persons in reliance on Section 4(2) of the Securities Act of 1933, as amended, on the basis that the offer and sale did not involve a public offering, and we issued the shares of our common stock to the non-U.S. persons in reliance on Regulation S of the Securities Act on the basis that the offer and sale was made outside of the United States. We are not required to issue any additional shares of our common stock in connection with our acquisition of Locus Dialogue.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

Not applicable with respect to the current reporting period.

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits:

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

Dated: May 3, 2005