Form 10-Q
period 2005-06-30
INFOSPACE INC
filed 2005-08-02
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2005
Common Stock, Par Value $.0001	32,729,843

INFOSPACE, INC.

FORM 10-Q

Part I—Financial Information

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$159,332	$85,245
Short-term investments, available-for-sale	236,056	198,410
Accounts receivable, net of allowance of $1,150 and $929	63,341	57,110
Other receivables, net of allowance	4,661	7,259
Payroll tax receivable	1,011	13,214
Prepaid expenses and other current assets	6,484	3,623

Total current assets	470,885	364,861
Long-term investments, available-for-sale	11,284	38,159
Property and equipment, net	20,841	16,782
Goodwill	177,417	158,810
Other intangible assets, net	51,499	46,189
Other long-term assets	2,992	1,293

Total assets	$734,918	$626,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,140	$6,669
Accrued expenses and other current liabilities	46,192	44,031
Short-term deferred revenue	2,892	4,750

Total current liabilities	54,224	55,450
Long-term liabilities:
Other liabilities and deferred revenue	875	503
Deferred taxes	11,360	7,745

Total long-term liabilities	12,235	8,248

Total liabilities	66,459	63,698
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 2 shares	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 32,913,489 and 32,894,177 shares	3	3
Additional paid-in capital	1,737,714	1,741,241
Accumulated deficit	(1,069,708)	(1,179,893)
Accumulated other comprehensive income	450	1,045

Total stockholders’ equity	668,459	562,396

Total liabilities and stockholders’ equity	$734,918	$626,094

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$83,181	$54,448	$170,203	$102,529
Operating expenses:
Content and distribution	34,864	18,611	69,694	35,497
Systems and network operations	4,899	3,813	9,312	7,031
Product development	7,596	5,580	14,967	10,018
Sales and marketing	7,030	5,083	14,902	10,541
General and administrative	9,729	8,998	20,334	18,492
Depreciation	1,941	1,745	3,715	3,544
Amortization of intangible assets	3,763	2,002	7,846	3,743
Restructuring charges and other, net	—	(3,651)	—	(2,610)

Total operating expenses	69,822	42,181	140,770	86,256

Operating income	13,359	12,267	29,443	16,273
Gain on equity investments, net	154	—	154	458
Other income, net	2,838	1,176	82,992	2,161

Income from continuing operations before income taxes	16,351	13,443	112,579	18,892
Income tax expense	(65)	(71)	(2,394)	(103)

Income from continuing operations	16,286	13,372	110,185	18,789
Discontinued operations:
Income from and gain on sale of discontinued operations, net of taxes	—	133	—	31,399

Net income	$16,286	$13,505	$110,185	$50,188

Earnings per share – Basic
Income from continuing operations	$0.49	$0.42	$3.33	$0.59
Income from and gain on sale of discontinued operations	—	—	—	0.99

Basic net income per share	$0.49	$0.42	$3.33	$1.58

Weighted average shares outstanding used in computing basic net income per share	33,108	31,915	33,081	31,741

Earnings per share – Diluted
Income from continuing operations	$0.44	$0.37	$2.98	$0.52
Income from and gain on sale of discontinued operations	—	—	—	0.88

Diluted net income per share	$0.44	$0.37	$2.98	$1.40

Weighted average shares outstanding used in computing diluted net income per share	36,720	36,245	37,024	35,925

Comprehensive income:
Net income	$16,286	$13,505	$110,185	$50,188
Foreign currency translation adjustment	(282)	(99)	(580)	(169)
Unrealized gain (loss) on investments	293	(696)	(15)	(587)

Comprehensive income	$16,297	$12,710	$109,590	$49,432

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$110,185	$50,188
Adjustments to reconcile net income to net cash provided by operating activities:
Income from and gain on sale of discontinued operations	—	(31,399)
Depreciation and amortization	11,561	7,287
Warrant and stock-based compensation expense	—	981
Deferred income taxes	(992)	—
Bad debt expense	318	156
Net gain on equity investments	(154)	(458)
Restructuring and other charges, net	—	(400)
Other	(90)	(69)
Cash provided (used) by changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,038)	(15,992)
Notes and other receivables	15,153	(1,879)
Prepaid expenses and other current assets	(2,380)	(1,331)
Other long-term assets	(1,699)	(450)
Accounts payable	(2,463)	(1,301)
Accrued expenses and other current and long-term liabilities	(743)	3,647
Deferred revenue	(2,021)	7,128

Net cash provided by operating activities	121,637	16,108
Investing activities:
Business acquisitions	(26,364)	(108,607)
Purchases of property and equipment	(8,057)	(4,260)
Proceeds from the sale of assets and equity investments	194	1,775
Proceeds from the sale of discontinued operations	—	82,000
Proceeds from sales and maturities of investments	106,232	333,715
Purchases of investments	(117,018)	(337,917)

Net cash used by investing activities	(45,013)	(33,294)
Financing activities:
Common stock repurchases	(10,101)	—
Proceeds from exercise of stock options	6,798	10,438
Proceeds from issuance of stock through employee stock purchase plan	766	474

Net cash provided (used) by financing activities	(2,537)	10,912

Net increase (decrease) in cash and cash equivalents	74,087	(6,274)
Cash and cash equivalents:
Beginning of period	85,245	110,908

End of period	$159,332	$104,634

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

On March 31, 2004, the Company completed the sale of its Payment Solutions business. The operating results of the Payment Solutions business have been presented as a discontinued operation in the Condensed Consolidated Statements of Income and on the Condensed Consolidated Balance Sheets.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company records expense when stock options are modified or granted with an exercise price below the fair market value of the Company’s stock at the grant date. Such expense for stock options is recognized as an expense and amortized using the accelerated amortization method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the three and six months ended June 30, 2004, the Company recognized stock compensation expense of $0 and $1.6 million, respectively. The Company did not recognize any stock compensation expense for the three and six months ended June 30, 2005.

To estimate stock compensation expense that would be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	Employee Stock Option Plans				Employee Stock Purchase Plan
Risk-free interest rate	3.85%	3.72%	3.86%	3.36%	2.77%	1.01%	2.77%	1.01%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	74%	64%	73%	64%	58%	63%	58%	63%
Expected life	5 years	5 years	5 years	5 years	6 months	6 months	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three and six months ended June 30, 2005 and 2004 would have been as follows (amounts in thousands, except per share data):

	Three months ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$16,286	$13,505	$110,185	$50,188
Stock based compensation, as reported	—	—	—	1,575
Pro forma stock based compensation determined under fair value based method for all awards	(8,429)	(9,612)	(16,257)	(16,697)

Pro forma net income under fair value method for all stock based awards	$7,857	$3,893	$93,928	$35,066

Basic net income per share, as reported	$0.49	$0.42	$3.33	$1.58
Basic net income per share, SFAS No. 123 adjusted	$0.24	$0.12	$2.84	$1.10
Diluted net income per share, as reported	$0.44	$0.37	$2.98	$1.40
Diluted net income per share, SFAS No. 123 adjusted	$0.22	$0.11	$2.61	$1.01

3.	Acquisitions and Dispositions

On December 15, 2004, the Company entered into a definitive agreement to acquire elkware GmbH (“elkware”), a mobile gaming company, at a cost of 20.0 million Euros, which was consummated on January 7, 2005. The purchase price in U.S dollars was approximately $27.4 million, which is comprised of cash paid, liabilities assumed, and acquisition costs. Additionally, the Company recorded a deferred tax liability of $4.6 million. The purchase price plus the deferred tax liability was allocated to net identifiable assets acquired of $13.2 million and goodwill of $18.8 million. The purchase agreement required that 5.0 million Euros of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement. In December 2004, due to the significant fluctuations in the exchange rate of the U.S. dollar to the Euro, the Company entered into a forward exchange contract to mitigate its foreign currency exposure. At December 31, 2004, the exchange rate of the U.S. dollar had declined relative to the Euro and a $456,000 gain on the forward exchange contract was recorded. Subsequently, in January 2005 when the acquisition was consummated, the U.S. dollar had strengthened against the Euro, and a $934,000 loss as a result of the settlement of that foreign exchange contract was recorded in Other income, net in the six months ended June 30, 2005.

On March 31, 2004, the Company consummated the sale of its Payment Solutions business. The sale of the Company’s Payment Solutions business resulted in a net gain of $29.0 million, comprised of aggregate proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million) and transaction related costs of $3.5 million, which consist of investment bank fees, legal fees and employee related costs. In the three months ended June 30, 2004, the Company increased the net gain by $133,000 as a result of finalizing expenses associated with the sale of its Payment Solutions business.

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

The “treasury stock” method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the “treasury stock” method, stock options and warrants to purchase 3,612,203 and 3,942,893 shares of common stock were included in the calculation of diluted net income per share for the three and six months ended June 30, 2005, respectively. Stock options and warrants to purchase 3,597,223 and 2,009,761 shares of common stock were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2005, respectively, as they were antidilutive.

Stock options and warrants to purchase 4,329,873 and 4,184,294 shares of common stock were included in the calculation of diluted net income per share for the three and six months ended June 30, 2004, respectively. Stock options and warrants to purchase 2,268,262 and 1,783,942 shares of common stock were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2004, respectively, as they were antidilutive.

5.	Equity Investments

The Company, at times, invests in equity instruments of public and privately-held companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. As of December 31, 2004, the Company had no investments in publicly-held or privately-held companies. As of June 30, 2005, the Company held a $2.0 million investment in a privately-held company, which is included in other long term assets.

The Company accounts for its equity investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the decline in fair value of its investment is other-than-temporary. This evaluation consists of a review by members of the Company’s senior finance management, and includes market pricing information for the securities held, market and economic trends in the industry or geographic area, and specific information on the investee company’s financial condition. For investments with no quoted market price, the Company also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

During the six months ended June 30, 2004, the Company determined that there had been an other-than-temporary impairment of certain of its investments in privately held companies and recorded a loss of $916,000. The Company did not record an impairment charge during the three and six months ended June 30, 2005.

The Company accounts for derivative instruments, including warrants held to purchase shares of other companies, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value and changes in fair values are recognized in earnings. During the six months ended June 30, 2004, a company in which InfoSpace held warrants to purchase shares of stock announced that it was being acquired and that any outstanding warrants to purchase shares of the company would also be purchased. The Company recognized a gain of $1.4 million based on the estimated fair value of the warrant in the six months ended June 30, 2004, and the warrant was subsequently purchased for $1.4 million. As part of the acquisition, the Company received the final payment and recorded a gain of $154,000 in the three and six months ended June 30, 2005.

In June 2004, the Company entered into an agreement to sell its equity investments in privately held companies for approximately $500,000, which approximated their carrying values. The sale was completed in 2004 at the agreed price.

Gain on equity investments for the three and six months ended June 30, 2005 and 2004 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other-than-temporary investment impairments	$—	$—	$—	$(916)
Increase in fair value of warrants	154	—	154	1,374

Net gain on equity investments	$154	$—	$154	$458

6.	Payroll Tax Receivable

As of December 31, 2004, the Company had $13.2 million recorded as a payroll tax receivable. The receivable was comprised of income tax withholdings of $12.6 million and $620,000 in payroll taxes related to the exercise of non-qualified stock options in 2000 by Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer (collectively referred to as the “Jains”). On April 15, 2005, the Company collected $12.2 million from the Jains. As of June 30, 2005, the Company has a receivable balance of $1.0 million. Pursuant to a closing agreement, the Internal Revenue Service has agreed to refund this amount to the Company, net of an unrelated tax liability of approximately $197,000 that is included in Accrued Expenses and Other Current Liabilities at December 31, 2004 and June 30, 2005.

7.	Contingencies

Litigation

On August 28, 2003, a complaint entitled Naveen Jain, et al. v. InfoSpace, Inc., et al. was filed in the Superior Court of Washington for King County against the Company and other parties (“Jain v. InfoSpace Action”). The complaint sought declaratory relief and damages based on defendants’ alleged actions and/or omissions in connection with the transactions underlying the judgment entered against Naveen and Anuradha Jain and certain Jain trusts in the Dreiling v. Jain, et al. Section 16(b) “short swing” profits action under Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Section 16(b) Action”). In May 2004, the Superior Court ordered the Jain v. InfoSpace Action consolidated with two other lawsuits (the “Consolidated Action”). The Consolidated Action as to claims against the Company was dismissed with prejudice on April 1, 2005 pursuant to the Combined Settlement Agreement which is further described below. Certain claims by the Jains against other defendants are pending. Although these claims may be the basis for an assertion of indemnification claims against the Company, the Jains have agreed to hold the Company harmless for any indemnification claims related to this lawsuit.

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleges claims under the Racketeer Influenced and Corrupt Organization Act (“RICO”) and Washington Securities Act and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. The amended complaint seeks damages that the plaintiff estimates to be $127.8 million, but plaintiff’s various damages estimates describe a broader range of purported damages. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, John Richards, a former Company employee, amended his answer to the complaint to assert a third-party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. The Court dismissed on summary judgment plaintiff’s RICO claim, the Washington Securities Act claim, and various equitable theories of recovery. The Court also dismissed those claims against Jain based on common law fraud and on a purported agency relationship between Richards and Jain, and the Court has issued a number of rulings limiting plaintiff’s available damages. In January 2005, the plaintiff, Jain and the Company entered into a settlement of all of their respective claims, including Jain’s claim for indemnification against the Company and any potential claims that Enger could bring against the Company. The settlement was paid entirely by the Company’s insurance. Richards’ claim for indemnification was not a part of the settlement agreement. On March 16, 2005, the trial court entered a judgment in Richards’ favor of four hundred fifty-five dollars ($455). Enger is appealing that judgment. The Company believes it has meritorious defenses to Richards’ claim for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). Plaintiff did not name the Company as a defendant. As in the Enger v. Richards case (above) to which it is related, this action alleges claims under RICO and the Washington Securities Act, and various common law causes of action in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. The complaint seeks damages that the plaintiff estimates to be $174.8 million. In June 2004, the Court dismissed with prejudice the plaintiff’s RICO claim against the Jains and Richards. In July 2004, Richards filed an answer in which he asserts a third party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. In February 2005, plaintiff, the Jains and the Company entered into a settlement of their respective claims, including the Jains’ claim for indemnification against the Company and any potential claims that Hutton could bring against the Company. The settlement was paid entirely by the Company’s insurance. On July 22, 2005, the Court granted Richards’s motion to dismiss his claim for indemnification without prejudice.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a subsidiary acquired through the Company’s merger with Go2Net, filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform Securities Act as well as claims of fraud, negligent misrepresentation, breach of fiduciary duty, conflict of interest, breach of contract and related claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claims to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and asserted related claims against Go2Net and InfoSpace; the case is now captioned Patrick O’Keefe II, et al. v. David Heaps, et al. On November 2, 2004, the Utah Court entered an order dismissing all claims plaintiffs asserted against Authorize.Net, Go2Net, and InfoSpace with prejudice. Authorize.Net previously asserted counterclaims against the plaintiffs on which plaintiffs filed for summary judgment, and the Utah Court has denied plaintiffs’ summary judgment motion against those counterclaims. On April 4, 2005, the Court dismissed plaintiffs’ breach of contract claims with prejudice. Authorize.Net remains a defendant in the lawsuit in cross-claims for indemnification and contribution asserted by two former officers of Authorize.Net. Pursuant to the Company’s sale of Authorize.Net to Lightbridge, Inc., the Company has agreed to indemnify Lightbridge for liability, if any, resulting from the plaintiffs’ claims. The Company believes Authorize.Net and Go2Net have meritorious defenses to these cross-claims, but litigation is inherently uncertain and they may not prevail in this matter.

On December 23, 2004, a combined settlement agreement (the “Combined Settlement Agreement”) was reached in the Dreiling v. Jain, et al. derivative action (the “Derivative Action”) and the Section 16(b) Action. The Combined Settlement Agreement provided for (among other consideration) a cash payment to the Company, net of plaintiff’s counsel’s fee and certain costs, of approximately $83 million, including insurance proceeds. In addition, the Combined Settlement Agreement provided for dismissal of the Derivative Action and Section 16(b) Action with prejudice, except that dismissal of derivative claims against one non-officer or director defendant was without prejudice. The Combined Settlement Agreement also resolved all claims by the Jains against the Company in the Consolidated Action. The Combined Settlement Agreement was granted final approval by the Superior Court of Washington for King County at a hearing on February 18, 2005, and by the United States District Court for the Western District of Washington at a hearing on February 15, 2005. On March 25, 2005, pursuant to the terms of the Combined Settlement Agreement, the net settlement proceeds were disbursed to the Company. The Company recognized a net gain of $77.3 million during the six months ended June 30, 2005 comprised of settlement proceeds of $83.2 million, including interest, less $2.0 million in income taxes and $3.9 million in legal fees.

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

Other Contingencies:

The Company has pledged a portion of its cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of its property leases. As of June 30, 2005, the total amount of collateral pledged under these agreements was approximately $4.5 million.

8.	Restructuring Charges and Other, net

Restructuring charges and other, net for the three and six months ended June 30, 2005 and 2004, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Restructuring charges	$—	$271	$—	$222
Other, net	—	(3,922)	—	(2,832)

Restructuring charges and other, net	$—	$(3,651)	$—	$(2,610)

In June 2004, the Company recorded a restructuring charge to adjust its estimated reserves for its future excess facilities costs, based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs or the cost to terminate the excess facilities leases. During June 2004, the Company entered into lease termination agreements with its landlord for the majority of its excess facilities. The aggregate cost to terminate such leases amounted to approximately $2.4 million, which was paid in 2004. The Company did not record any or adjust existing restructuring charges in the three and six months ended June 30, 2005.

During the three months ended June 30, 2004, the Company settled a litigation matter concerning promissory notes due from a former officer of the Company, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, the Company received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. The Company previously recorded a full valuation allowance related to the promissory notes and related interest. Additionally, during the six months ended June 30, 2004, the Company recorded a charge of $1.2 million related to the separation of a former executive officer.

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

The Company measures the results of its reportable segments based on its segment income. Segment income represents operating income or loss before depreciation, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, and gains and losses on equity investments. Additionally, the Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units’ segment income.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three and six months ended June 30, 2005 and 2004 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Search & Directory
Revenues	$46,090	$34,393	$94,059	$67,652
Operating expenses	25,756	19,759	52,039	39,220

Segment income	20,334	14,634	42,020	28,432
Segment margin	44.1%	42.5%	44.7%	42.0%

Mobile
Revenues	37,091	20,055	76,144	34,877
Operating expenses	28,818	13,522	57,674	24,566

Segment income	8,273	6,533	18,470	10,311
Segment margin	22.3%	32.6%	24.3%	29.6%

Total
Total segment revenues	83,181	54,448	170,203	102,529
Total segment operating expenses	54,574	33,281	109,713	63,786

Total segment income	28,607	21,167	60,490	38,743
Total segment margin	34.4%	38.9%	35.5%	37.8%

Corporate
Operating expenses	9,544	8,804	19,496	17,793
Depreciation	1,941	1,745	3,715	3,544
Amortization of intangible assets	3,763	2,002	7,846	3,743
Restructuring charges and other, net	—	(3,651)	—	(2,610)
Gain on equity investments, net	(154)	—	(154)	(458)
Other income, net	(2,838)	(1,176)	(82,992)	(2,161)
Income tax expense	65	71	2,394	103
Income from and gain on sale of discontinued operation, net of taxes	—	(133)	—	(31,399)

	12,321	7,662	(49,695)	(11,445)

Total Consolidated Net Income	$16,286	$13,505	$110,185	$50,188

10.	Stock Repurchase Program

On May 13, 2005, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $100 million of its common stock in open-market transactions during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the three and six months ended June 30, 2005, the Company purchased 336,002 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $11.1 million, at an average price of $32.97 per share.

11.	Recent Accounting Pronouncements

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

The Company has not yet quantified the effects of the adoption of SFAS No. 123(R), but expects that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are presented in Note 2: Stock-Based Compensation. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).

SFAS No. 123(R) will be effective January 1, 2006, and the Company may use the Modified Prospective Application Method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Alternatively, the Company may use the Modified Retrospective Application Method, which may be applied to all prior years for which the original SFAS No. 123 was effective. Under this method, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

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

Beginning in 2003, we focused on two businesses: Search & Directory and Mobile. Subsequently, we sold our Payment Solutions business for $82.0 million in cash and sold or otherwise disposed of other non-core services and expanded our Search & Directory business with the acquisition of Switchboard Incorporated (“Switchboard”), an on-line directory company, and expanded our Mobile business with the acquisition of several mobile content and application businesses.

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

Overview of Second Quarter 2005 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2005. A more detailed discussion of our operating results, comparing our operating results for the three months ended June 30, 2005 and 2004, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended June 30, 2005 increased to $83.2 million from revenues of $54.4 million in the three months ended June 30, 2004. Revenues from our Search & Directory business increased to $46.1 million in the second quarter of 2005 from $34.4 million in the second quarter of 2004. The increase was primarily attributable to the growth in our search revenues from our search distribution business, in which we private label our search products for others to offer on their own Web properties, and an increase in our directory business, partially as a result of our acquisition of Switchboard in June 2004. During the three and six months ended June 30, 2005 and 2004, over 60% of our search revenues in North America came from distribution partners. Revenues from our Mobile business increased to $37.1 million in the second quarter of 2005 from $20.1 million in the second quarter of 2004, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics and, to a lesser extent, games as a result of our acquisition in the second half of 2004 and early 2005 of three mobile gaming companies: Atlas-Mobile Inc. (“Atlas”), IOMO Limited (“IOMO”) and elkware GmbH (“elkware”).

Total operating expenses for the three months ended June 30, 2005 were $69.8 million, an increase of $27.6 million from operating expenses of $42.2 million in the three months ended June 30, 2004. The increase from the three months ended June 30, 2004 was primarily attributable to an increase in our distribution costs for revenue share amounts due to our distribution partners and content costs associated with our media download products. We expect these costs to increase as revenues from these products and services increase. Other operating costs increased as we expanded our operations, including increases in personnel costs, including salaries, benefits and other employee costs, and increases in temporary help from contractors and consultants to augment our staffing needs, which is the result of additional headcount related to the growth in our business and our acquisitions of Switchboard and the three mobile gaming companies. Additionally, depreciation and amortization of intangible assets increased as a result of our acquisitions in 2004 and early 2005.

Net income for the three months ended June 30, 2005 was $16.3 million compared to net income of $13.5 million in the three months ended June 30, 2004, primarily attributable to the items noted above.

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

Income taxes

The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that that we will realize the tax benefit of our net operating losses and other deferred tax assets and that such a conclusion may be reached as early as the second half of 2005. If that is the case, subject to review of other qualitative factors and uncertainties, in the period that such a determination is made, we would expect to begin reversing some or all of our deferred tax asset valuation allowance as a credit to stockholders’ equity for the portion of the net operating loss valuation allowance associated with stock option transactions, and the remainder would be reversed into income as a reduction of tax expense. Thereafter, to the extent we are profitable, we will record income tax expenses.

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

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of June 30, 2005 we have approximately $177.4 million of goodwill on our balance sheet relating to our Search & Directory and Mobile reporting units.

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

Historical Results of Operations

For the six months ended June 30, 2005, our net income was $110.2 million. While we achieved profitability during 2004 and in the first half of 2005, prior to that we had incurred losses since our inception and, as of June 30, 2005, had an accumulated deficit of approximately $1.1 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not necessarily rely upon them as indications of our future performance.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Revenues. Revenues are derived from deploying our Internet software, services and products to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a broad range of customers. Revenues for the three and six months ended June 30, 2005 and 2004 are presented below (amounts in thousands):

	Three months ended June 30, 2005	Three months ended June 30, 2004	Change from 2004	Six months ended June 30, 2005	Six months ended June 30, 2004	Change from 2004
Search & Directory	$46,090	$34,393	$11,697	$94,059	$67,652	$26,407
Mobile	37,091	20,055	17,036	76,144	34,877	41,267

Total	$83,181	$54,448	$28,733	$170,203	$102,529	$67,674

The increase in total revenue for Search & Directory for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, is primarily due to the growth in our paid search services, and in particular, paid searches from our distribution partners’ Web properties, greater revenue per paid search and, to a lesser extent, directory revenues related to our acquisition of Switchboard. In the second quarter of 2005, we generated an aggregate of approximately 214 million paid searches (including both search and directory) in North America at an average revenue per paid search of $0.18, an increase from an aggregate of approximately 178 million paid searches in North America at an average revenue per paid search of $0.16 in the second quarter of 2004. Search distribution, in which we private label our search products for others to offer on their own Web properties, and online directory revenue as a result of our acquisition of Switchboard, were the primary areas of growth for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. During the three and six months ended June 30, 2005 and 2004, over 60% of our search revenues in North America came from distribution partners. At the end of the second quarter of 2005, Verizon, one of our top ten customers, did not renew certain provisions of our subscription agreement for yellow pages listings, which represents a significant portion of the revenue we received from Verizon. This will have a negative impact on our revenues starting in the third quarter of 2005 and will continue to negatively impact our financial results until we are able to replace such revenue.

The increase in revenue for our Mobile business for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, is primarily due to increased revenues from our media download products and, to a lesser extent, revenues from sales of games as a result of our acquisitions of three gaming companies in the second half of 2004 and early 2005.

Seasonality

Our Search & Directory services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our Mobile business may also be subject to seasonality based on the timing of consumer product cycles and other factors, such as the timing of new mobile phone sales.

Content and Distribution. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners in connection with our Search & Directory business, royalty and license fees related to our media download products for items such as ringtones, graphics and games, and other content or data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2005 and 2004 are presented below:

	Three months ended June 30, 2005	Percent of Revenue	Three months ended June 30, 2004	Percent of Revenue	Six months ended June 30, 2005	Percent of Revenue	Six months ended June 30, 2004	Percent of Revenue
Content and Distribution	$34,864	41.9%	$18,611	34.2%	$69,694	40.9%	$35,497	34.6%

Content and distribution expenses increased by $16.3 million and $34.2 million to $34.9 million and $69.7 million for the three and six months ended June 30, 2005 as compared to $18.6 million and $35.5 million in the three and six months ended June 30, 2004. The absolute dollar and cost as a percent of revenue increase for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, was attributable to revenue growth from our Search & Directory distribution partners in which we have revenue sharing arrangements where we private label our search and directory products for others to offer on their own Web properties and from sales of our content and media download products to our mobile customers. We anticipate that our content and distribution costs will increase in absolute dollars if revenues from our Search & Directory distribution partners and sales of our content and media download products to our mobile customers continue to increase. In addition, recent trends indicate demand is increasing for media download content for which we have higher costs. If the trend continues to shift towards sales of higher cost media download content, content and distribution costs as a percent of revenue will increase.

Systems and Network Operations. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2005 and 2004 are presented below:

	Three months ended June 30, 2005	Percent of Revenue	Three months ended June 30, 2004	Percent of Revenue	Six months ended June 30, 2005	Percent of Revenue	Six months ended June 30, 2004	Percent of Revenue
Systems and Network Operations	$4,899	5.9%	$3,813	7.0%	$9,312	5.5%	$7,031	6.9%

Systems and network operations expenses increased by $1.1 million and $2.3 million to $4.9 million and $9.3 million for the three and six months ended June 30, 2005 as compared to $3.8 million and $7.0 million in the three and six months ended June 30, 2004.

The absolute dollar increase for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily attributable to an increase of $1.3 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which was the result of additional headcount due to growth in our business and also related to our acquisition of Switchboard and three mobile gaming companies. Additionally, software application costs increased. Partially offsetting these increases was a decrease in our communication costs.

The absolute dollars increase for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily attributable to an increase of $2.4 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which was the result of additional headcount needs due to growth in our business and also related to our acquisition of Switchboard and three mobile gaming companies. Additionally, software application costs increased. Partially offsetting these increases was a decrease in our communication costs.

Product Development Expenses. Product development expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, for research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2005 and 2004 are presented below:

	Three months ended June 30, 2005	Percent of Revenue	Three months ended June 30, 2004	Percent of Revenue	Six months ended June 30, 2005	Percent of Revenue	Six months ended June 30, 2004	Percent of Revenue
Product Development Expenses	$7,596	9.1%	$5,580	10.3%	$14,967	8.8%	$10,018	9.8%

Product development expenses increased by $2.0 million and $4.9 million to $7.6 million and $15.0 million for the three and six months ended June 30, 2005 as compared to $5.6 million and $10.0 million in the three and six months ended June 30, 2004.

The absolute dollar increase for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily attributable to an increase of $1.9 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of Switchboard and three mobile gaming companies.

The absolute dollar increase for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily attributable to an increase of $4.5 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which increased as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of Switchboard and three mobile gaming companies.

Product development costs may not be consistent with trends in changes in revenue and as a percent of revenues as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as we continue to invest in our products and services.

Sales and Marketing Expenses Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2005 and 2004 are presented below:

	Three months ended June 30, 2005	Percent of Revenue	Three months ended June 30, 2004	Percent of Revenue	Six months ended June 30, 2005	Percent of Revenue	Six months ended June 30, 2004	Percent of Revenue
Sales and Marketing Expenses	$7,030	8.5%	$5,083	9.3%	$14,902	8.8%	$10,541	10.3%

Sales and marketing expenses increased by $1.9 million and $4.4 million to $7.0 million and $14.9 million for the three and six months ended June 30, 2005 as compared to $5.1 million and $10.5 million in the three and six months ended June 30, 2004.

The absolute dollar increase for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily attributable to an increase of $1.1 million in advertising and promotion expense and an increase of $850,000 in personnel expenses, including salaries and benefits and temporary help and contractors to augment our staffing as we continue to grow our business, and also as a result of our acquisitions of Switchboard and three mobile gaming companies.

The absolute dollar increase for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily attributable to an increase of $2.6 million in personnel expenses, including salaries and benefits and temporary help and contractors to augment our staffing as we continue to grow our business, and also as a result of our acquisitions of Switchboard and three mobile gaming companies, and an increase of $1.6 million in advertising and promotion expense.

We anticipate sales and marketing expenses to increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products and services.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2005 and 2004 are presented below:

	Three months ended June 30, 2005	Percent of Revenue	Three months ended June 30, 2004	Percent of Revenue	Six months ended June 30, 2005	Percent of Revenue	Six months ended June 30, 2004	Percent of Revenue
General and Administrative Expenses	$9,729	11.7%	$8,998	16.5%	$20,334	11.9%	$18,492	18.0%

General and administrative expenses increased by $731,000 and $1.8 million to $9.7 million and $20.3 million for the three and six months ended June 30, 2005 as compared to $9.0 million and $18.5 million in the three and six months ended June 30, 2004.

The absolute dollar increase for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily attributable to an increase in our occupancy costs of $486,000, which include facility charges, communications cost and general office expense, as a result of expanding our facilities to accommodate our increased employee base. Additionally, there were increases in our consulting costs, accounting fees, recruiting costs and bad debt expense partially offset by decreases in our liability insurance and litigation costs.

The absolute dollar increase for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily attributable to increase in our occupancy costs of $900,000 which include facility charges, communications cost and general office expense, as a result of expanding our facilities to accommodate our increased employee base and an increase of $791,000 in personnel costs, principally comprised of employee income taxes related to stock option exercises, and temporary help and contractors, to augment our staffing, as a result of integrating our acquisitions of Switchboard and three mobile gaming companies. Additionally, there were increases in our consulting costs, accounting fees, recruiting costs and bad debt expense partially offset by decreases in our liability insurance and litigation costs.

We expect that professional fees for legal matters will continue to fluctuate depending on the timing and development of on-going legal matters.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $1.9 million and $3.7 million for the three and six months ended June 30, 2005 compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2004. Depreciation expense increased as a result of property and equipment recently purchased and in connection with those acquired with our acquisition of Switchboard and three mobile gaming companies, offset by a decrease in depreciation expense of older property and equipment reaching the end of their depreciable lives.

Amortization of Other Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $3.8 million and $7.8 million during the three and six months ended June 30, 2005 compared to $2.0 million and $3.7 million during the three and six months ended June 30, 2004. The absolute dollar increase from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 is primarily attributable to intangible assets that were acquired in the acquisitions of Switchboard and the three mobile gaming companies. Assuming we do not acquire businesses or intangible assets in the future, the amortization of intangible assets will be approximately $7.4 million for the remainder of 2005, $13.2 million in 2006, $7.5 million in 2007, $4.7 million in 2008, and $3.1 million in 2009.

Restructuring Charges and Other, Net. We did not record any restructuring charges and other, net charges in the three and six months ended June 30, 2005. Restructuring charges and other, net charges totaled a net gain of $3.7 million and $2.6 million during the three and six months ended June 30, 2004.

In June 2004, we recorded a restructuring charge adjusting our estimated reserves for future excess facilities costs, based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs or the cost to terminate the excess facilities leases. During June 2004, we entered into lease termination agreements with our landlord for the majority of our excess facilities. The aggregate cost to terminate such leases amounted to approximately $2.4 million, which we paid in 2004. We recorded $271,000 and $222,000 in restructuring charges during the three and six months ended June 30, 2004.

During the three months ended June 30, 2004, we settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, we received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. We previously recorded a full valuation allowance related to the promissory notes and related interest. Additionally, during the six months ended June 30, 2004, we recorded a charge of $1.2 million related to the separation of a former executive officer.

Net Gain on Equity Investments. Gain on equity investments consists of gains from changes in the fair value of derivative instruments held by us, realized gains on equity investments and impairment of equity investments. We recorded a gain of $154,000 on equity investments in the three and six months ended June 30, 2005. We recorded a net gain of $458,000 on equity investments for the six months ended June 30, 2004. We did not record a gain or loss on equity investments during the three months ended June 30, 2004.

The gain on equity investments for the three and six months ended June 30, 2005 and 2004 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other-than-temporary investment impairments	$—	$—	$—	$(916)
Increase in fair value of warrants	154	—	154	1,374

Net gain on equity investments	$154	$—	$154	$458

Other-than-temporary equity investment impairment: For certain investments in privately held companies, we determined that there was an other-than-temporary decline in value in the six months ended June 30, 2004, and therefore recorded an impairment charge of $916,000. We entered into an agreement to sell those investments in the second quarter of 2004 at a price that approximated the carrying value, and consummated that sale for the agreed price in the third quarter of 2004.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. During the six months ended June 30, 2004, we recognized a $1.4 million gain related to warrants we held to purchase shares of stock in a company that was being acquired, which acquisition included the purchase of outstanding warrants to purchase shares of the company. As part of the acquisition, we received the final payment and recorded a gain of $154,000 in the three and six months ended June 30, 2005.

Other Income, Net. Other income, net for the three and six months ended June 30, 2005 was $2.8 million and $83.0 million compared to $1.2 million and $2.2 million in the three and six months ended June 30, 2004. In the three and six months ended June 30, 2005, we recorded $79.3 million in other income related to a Combined Settlement Agreement involving several outstanding litigation matters, including the Dreiling v. Jain, et al. derivative lawsuit and the Dreiling v. Jain, et. al. Section 16(b) case, as described in detail in Note 7 to our unaudited Condensed Consolidated Financial Statements. The gain was based on the receipt of $83.2 million in cash in March 2005, less $3.9 million in legal fees. Partially offsetting this gain was a $934,000 foreign currency exchange loss related to a forward exchange contract we entered into in December 2004 in connection with our acquisition of elkware. Excluding the gain from the legal settlement and the foreign currency contract loss, other income primarily consisted of interest income of $2.9 million and $4.6 million in the three and six months ended June 30, 2005 compared to $1.1 million and $1.9 million in the three and six months ended June 30, 2004. The increase in interest income for the three and six months ended June 30, 2005 was primarily attributable to an increase in interest rates.

Income Tax Expense. We recorded an income tax expense of $65,000 and $2.4 million in the three and six months ended June 30, 2005, respectively. We recorded $71,000 and $103,000 in income tax expense for the three and six months ended June 30, 2004, respectively. Income Tax is attributable to being subject to Federal alternative minimum tax (“AMT”) and state, local and international taxes. We expect to record a tax provision for Federal AMT and state, local and international taxes for the remainder of 2005.

At December 31, 2004, we had a net deferred tax asset of approximately $477.5 million, primarily comprised of our accumulated net operating loss carryforwards. We have provided a full valuation allowance for our net deferred tax assets as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses and that such a conclusion may be reached as early as the second half of 2005. If that is the case, subject to review of other qualitative factors and uncertainties, we would expect to begin reversing some or all of the remaining deferred tax asset valuation allowance as a credit to stockholders’ equity for the portion of the net operating loss valuation allowance associated with stock option transactions, and the remainder would be reversed into income as a reduction of tax expense. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards.

Income from Discontinued Operation and Gain on Sale of Discontinued Operation. On March 31, 2004, we consummated the sale of our Payment Solutions business and have reflected income from Payment Solutions as a discontinued operation. For the six months ended June 30, 2004, we recorded a gain on the sale of Payment Solutions of $29.1 million, which was comprised of the result of proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), and transaction related costs of $3.5 million, which consist of investment bank fees, legal fees and employee related costs. We adjusted the net gain by $133,000 in the three months ended June 30, 2004, as a result of finalizing expenses associated with the sale of our Payment Solutions business.

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

Liquidity and Capital Resources

As of June 30, 2005, we had cash and marketable investments of $406.7 million, consisting of cash and cash equivalents of $159.3 million, short-term investments available-for-sale of $236.1 million and long-term investments available for sale of $11.3 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and pledged funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2005	2006	2007	2008	2009	2010
Operating lease commitments, net of sublease income	$2,710	$4,661	$4,557	$1,415	$802	$616

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At June 30, 2005, the total amount of collateral pledged under these agreements was approximately $4.5 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2004	$4,043	$513	$4,556
Net change in collateral pledged	(30)	(23)	(53)

Balance at June 30, 2005	$4,013	$490	$4,503

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Adjustments to net income to determine cash flows from operations include depreciation and amortization, impairment of intangible assets, gains or losses on equity investments, warrant and stock-based related gains and expenses, gains and losses from the disposition of assets, and certain restructuring charges. Net cash provided (used) by investing activities consists of net cash used to acquire businesses, transactions related to our investments, purchases of property and equipment and proceeds from the sale of certain assets. Net cash provided (used) by financing activities consists of proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan offset by repurchases of our common stock under our stock repurchase program.

Our net cash flows are comprised of the following for the six months ended June 30, 2005 and 2004 (in thousands):

	Six months ended June 30,
	2005	2004
Net cash provided by operating activities	$121,637	$16,108
Net cash used by investing activities	(45,013)	(33,294)
Net cash provided (used) by financing activities	(2,537)	10,912

Net increase (decrease) in cash and cash equivalents	$74,087	$(6,274)

Net cash provided by operating activities was $121.6 million for the six months ended June 30, 2005, consisting of our net income of $110.2 million, which includes a $79.3 million gain from a legal settlement, a decrease in notes and other receivables of $15.2 million, and adjustments not affecting cash flows provided by operating activities of $11.9 million, consisting of depreciation and amortization and bad debt expense. Partially offsetting the increase are changes in our operating assets and liabilities of $14.3 million primarily consisting of increases in accounts receivable, and prepaid expenses and other assets and decreases in accounts payable, accrued expenses, deferred revenue, and other liabilities, and adjustments not affecting operating cash flows of $1.2 million primarily consisting of deferred tax liabilities.

Net cash provided by operating activities totaled $16.1 million for the six months ended June 30, 2004, consisting of our net income of $50.2 million, cash provided by changes in our operating assets and liabilities of $10.8 million, consisting of increases in accrued expenses and other current liabilities and deferred revenue, and adjustments not affecting cash flows provided by operating activities of $8.4 million primarily consisting of depreciation and amortization and warrant and stock-based compensation expense. Partially offsetting the increase are changes in our operating assets and liabilities of $21.0 million, primarily consisting of increases in accounts receivable, notes and other receivables, prepaid expenses and other current assets and a decrease in accounts payable, and adjustments not affecting operating cash flows of $32.3 million, primarily consisting of income and the gain on sale of our Payment Solutions business of $31.4 million, accounted for as a discontinued operation, and gains from our equity investments.

Net cash used by investing activities totaled $45.0 million for the six months ended June 30, 2005, primarily consisting of $26.4 million used for our acquisition of elkware, $8.1 million used to purchase property and equipment and the net purchase of short term and long term investments of $10.8 million. Partially offsetting the decrease are proceeds of $194,000 from the sale of certain assets and equity investments.

Net cash used by investing activities totaled $33.3 million for the six months ended June 30, 2004, primarily consisting of a net cash outflow of $108.6 million to acquire Switchboard, $4.3 million to purchase property and equipment and the net purchase of short term and long term investments of $4.2 million. Partially offsetting the decrease are proceeds of $82.0 million on the sale of Payment Solutions, and $1.8 million of proceeds from the sale of certain assets and equity investments.

Net cash used by financing activities totaled $2.5 million in the six months ended June 30, 2005, and primarily consisted of $10.1 million used to repurchase our common stock. Partially offsetting the decrease was $7.6 million in cash proceeds from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash provided by financing activities totaled $10.9 million in the six months ended June 30, 2004, and consisted of the exercise of stock options and sales of shares through our employee stock purchase plan.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of infrastructure. We may use a portion of our cash for acquisitions, some examples being our recent acquisitions of Switchboard, Atlas, IOMO and elkware, or our common stock repurchases.

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

Stock Repurchase Program

On May 13, 2005, our Board of Directors approved a stock repurchase plan whereby we may purchase up to $100 million of our common stock in open-market transactions during the succeeding twelve-month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. In the second quarter ending June 30, 2005, we purchased 336,002 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $11.1 million, at an average price of $32.97 per share.

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

We have not yet quantified the effects of the adoption of SFAS No. 123(R), but expect that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share if the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are presented in Note 2: Stock-Based Compensation in our unaudited Condensed Consolidated Financial Statements. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).

SFAS No. 123(R) will be effective January 1, 2006, and we may use the Modified Prospective Application Method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Alternatively, we may use the Modified Retrospective Application Method, which may be applied to all prior years for which the original SFAS No. 123 was effective. Under this method, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR BUSINESS

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of June 30, 2005, we had an accumulated deficit of approximately $1.1 billion. We may incur net losses in the future. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or stock option expensing. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in each of our last eight fiscal quarters and on an annual basis for the fiscal year ended December 31, 2004, we may not be able to sustain profitability on a quarterly or annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals, software application providers, content aggregators and mobile operators, for distribution or usage of our products and application services. We generated approximately 55% and 56% of our total revenues through our relationships with our top ten distribution partners for the second and first quarter of 2005, respectively. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search and directory products, and most of these partners are development-stage companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships. In addition, our Search & Directory distribution partners or mobile operators may create their own products and services or license products and services directly from others that compete with or replace the products and services that we provide.

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

Recently, changes by some of our search content providers to their approval processes and guidelines with respect to downloadable applications through which content is provided to end users have resulted in some of our distribution partners changing the manner in which they distribute their downloadable applications to end users to meet the new guidelines. Other distribution partners have not been able to meet the new guidelines, and we no longer provide the applicable content or any content, as the case may be, to such distribution partners or certain of their downloadable applications. If our content providers impose additional restrictions or requirements to such or other approval processes and guidelines, some of our distribution partners may be required to make additional changes to the manner in which they distribute their downloadable applications. If such distribution partners are unable to meet the new restrictions or requirements, we may need to terminate our agreement with such distribution partners or no longer provide the applicable content to such partners. The termination of agreements with our distribution partners or not providing certain content to such partners could have a material affect on our financial results. Additionally, the restrictions and requirements may make it more difficult for us to obtain approval to provide content to potential new distribution partners, which may also materially affect our financial results.

If we are unable to maintain our relationships with distribution partners on favorable terms, our financial results would materially suffer.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented approximately 90% and 88% of our revenues for the second and first quarters of 2005, respectively. Cingular Wireless, Yahoo! and Google each accounted for more than 10% of our revenues in the three-month period ended June 30, 2005. Our principal agreements with these customers expire in 2006. If we lose any of these customers, are unable to renew the contracts on favorable terms, or any of these customers are unable or unwilling to pay us amounts that they owe us, our financial results would materially suffer.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the loss, termination or reduction in scope of key customer, distribution and content relationships;

•	the results from shifts in the mix of products and services we provide to our customers;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely effect our ability to continue to acquire content and distribute our products and services, or the ability of our content providers or distribution partners to continue to provide us with their content or distribute our products and services;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar;

•	litigation expense; and

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. In particular, in 2003 and 2004 we completed an in-depth analysis of our business and have since tightened our strategic focus to our Search & Directory and Mobile businesses. Businesses and services falling outside of these areas, including our Payment Solutions business, were sold or otherwise divested. There can be no assurance that our increased focus on and investment in our core businesses will produce better financial results than we would have achieved with our prior businesses or that we will be successful in effectively utilizing the proceeds of the sales of the businesses. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

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

We have acquired a number of technologies and businesses in the past and may engage in further acquisitions in the future. For example, in November 2003, we acquired Moviso LLC, a provider of mobile media content, entertainment and personalization services; in June 2004, we acquired Switchboard, a provider of local on-line advertising solutions and Internet-based yellow pages; in July 2004, we acquired the assets of Atlas Mobile, a provider of mobile multi-player tournament games; in December 2004 we acquired IOMO, a U.K. developer and publisher of mobile games; and in January 2005, we acquired elkware, a German developer and publisher of mobile games.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On July 28, 2005, the closing price of our common stock was $23.95. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile data services markets;

•	announcements or publicity relating to litigation and similar matters;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting; and

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006.

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

We have been, and expect to continue to be, subject to various legal proceedings and claims. Such proceedings and claims, even if not meritorious, may require the expenditure of significant financial and managerial resources, which could materially harm our business. Litigation and legal proceedings are inherently uncertain and we may not prevail in these legal proceedings. If we do not prevail, we could be subject to monetary damages and other remedies that could adversely impact our financial position or operations. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 7 to our unaudited Condensed Consolidated Financial Statements.

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

As the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. Some of our domestic competitors who have more resources than we do may be able to more quickly and comprehensively develop and grow in the international markets International expansion may also require significant financial investment including, among other things, the expense of developing localized products, the costs of acquiring existing foreign companies and the integration of such companies with existing operations, expenditure of resources in developing customer and distribution relationships and the increased costs of supporting remote operations.

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of Internet technology adoption and infrastructure, and ability to enforce our contracts in foreign jurisdictions. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences, and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenues.

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

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; Waltham, Massachusetts; Papendrecht, The Netherlands; and Hamburg, Germany. Although we have completed our disaster and redundancy planning for certain of our business critical systems so that they are now redundant across two physical locations, we have not yet completed our disaster recovery and redundancy planning for others. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed under existing and proposed laws. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed.

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

We obtain content and commerce information from third parties. When we integrate and distribute this information, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which may expose us to legal liability as well. Many of the agreements by which we obtain content do not contain indemnity provisions in favor of us. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim or type of claim or the party giving the indemnity may not have the financial resources to cover the claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made against us. Any liability that we incur as a result of content we receive from third parties could harm our financial results.

We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, negligence, defamation, invasion of privacy, or product or service liability. We are also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information. If we do not comply with these laws and regulations, we may be exposed to legal liability.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing and licensing our products.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct patent searches to determine whether the technology used in our products infringes patents held by third parties. Patent searches generally return only a fraction of the issued patents that may be deemed relevant to a particular product or service. It is therefore nearly impossible to determine, with any level of certainty, whether a particular product or service may be construed as infringing a U.S. or foreign patent. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by third parties that relate to our products. In addition, other companies, as well as research and academic institutions, have conducted research for many years in the search and directory and mobile and wireless technology fields, and this research could lead to the filing of further patent applications.

In addition to patent claims, third parties may make claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy or publicity rights.

If we were to discover that our products violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate such third party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms. Any third-party infringement claims against us could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements.

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

Recently, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end-user’s computer. We partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners, and if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to the problematic downloadable application. In past instances where we have found that a partner is not in compliance, the partner has remedied the problem. However, recently, some partners have not been able to meet the new guidelines imposed by us or some of our content providers and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We continue to work very closely with some of our major content providers to try to identify potential distribution partners that do not meet our guidelines and we work with our existing distribution partners to ensure they continue to deliver quality traffic. If many current and future distribution partners are unable to meet the requirements and guidelines promulgated by our content providers or by law, we may not be able to continue to provide certain or any content to these partners which could have a material adverse effect on our financial results.

If we fail to detect invalid click activity, we could lose the confidence of advertisers and of our content providers, which would cause our business to suffer.

Most of our revenues from our Search & Directory business are based on the number of paid “clicks” on commercial search results served on our branded Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the content provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. This model exposes us to the risk of invalid click activity, such as occurs when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or by a competitor of the advertiser to increase the advertising expense of the advertiser. When such invalid click activity is detected, content providers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners or our branded Web sites, our content providers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the content provider pays us. If we or our content providers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the content provider because such invalid clicks will not lead to potential revenue for such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could lead to a loss of advertisers and revenue to our content providers and consequently to fewer fees paid to us. Additionally, if we are unable to effectively detect and stop invalid click activity that may originate from our branded Web sites or the Web properties of our distribution partners, our content providers may impose restrictions on our ability to provide their commercial search results on our branded Web sites or to our current and future distribution partners, which could have a materially negative impact on our financial results. Although we and our content providers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity.

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

Our current business model depends on distribution of our products and services into the search and directory and wireless markets, which are extremely competitive and rapidly changing. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services than we can. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

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

The growth and development of the Internet and wireless communication has led to new laws and regulations, as well as the application of existing laws to the Internet and wireless communications. Application of these laws can be unclear. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

Several federal or state laws, including the following, could have an impact on our business. Recent federal laws include those designed to restrict the on-line distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for on-line services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services. Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end-user’s computer.

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

Our market risks at June 30, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

InfoSpace, Inc. has a stock repurchase plan that authorizes us to purchase up to $100 million of our common stock in open-market transactions through May 12, 2006. The following are details of repurchases under this plan for the period covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet be Purchased Under the Plan
May 13, 2005 through May 31, 2005	211,802	$32.45	211,802	$93,127,546
June 1, 2005 through June 30, 2005	124,200	$33.86	124,200	$88,922,030

Total	336,002	$32.97	336,002

(1)	On May 13, 2005, our Board of Directors approved a stock repurchase plan that authorizes us to purchase up to $100 million of our common stock in open-market transactions through May 12, 2006. The plan was announced on May 16, 2005. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Our Board of Directors also authorized that the stock purchases may be made pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We instituted a 10b5-1 plan to allow us to repurchase shares during a period when we would normally not be active in the market due to our internal trading blackout periods and some of the stock purchases in June and July occurred under such plan.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 9, 2005, the following proposals were adopted by the margin indicated:

1. To elect two Class III directors to serve for the ensuing class term and until their successors are duly elected.

Nominee	Shares Voted For	Votes Withheld
George M. Tronsrue, III	27,363,055	2,118,014
Vanessa A. Wittman	28,769,658	711,411

2. To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for InfoSpace for the fiscal year ending December 31, 2005:

Shares Voted
For	28,728,795
Against	733,010
Abstain	19,264

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David E. Rostov
David E. Rostov
Chief Financial Officer
(Principal Financial Officer)

Dated: August 2, 2005

INDEX TO EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002