Form 10-Q
period 2005-09-30
INFOSPACE INC
filed 2005-11-01
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, Par Value $.0001	31,010,360

INFOSPACE, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I—Financial Information

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$117,533	$85,245
Short-term investments, available-for-sale	244,219	198,410
Accounts receivable, net of allowance of $1,136 and $929	71,820	57,110
Other receivables, net of allowance	6,310	7,259
Payroll tax receivable	—	13,214
Prepaid expenses and other current assets	6,871	3,623

Total current assets	446,753	364,861
Long-term investments, available-for-sale	—	38,159
Property and equipment, net	22,823	16,782
Goodwill	177,454	158,810
Other intangible assets, net	47,789	46,189
Other long-term assets	7,302	1,293

Total assets	$702,121	$626,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,988	$6,669
Accrued expenses and other current liabilities	46,366	44,031
Short-term deferred revenue	3,548	4,750

Total current liabilities	59,902	55,450
Long-term liabilities:
Other liabilities and deferred revenue	842	503
Deferred taxes	10,904	7,745

Total long-term liabilities	11,746	8,248

Total liabilities	71,648	63,698
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 0 and 2 shares	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 31,000,241 and 32,894,177 shares	3	3
Additional paid-in capital	1,688,546	1,741,241
Accumulated deficit	(1,058,447)	(1,179,893)
Accumulated other comprehensive income	371	1,045

Total stockholders’ equity	630,473	562,396

Total liabilities and stockholders’ equity	$702,121	$626,094

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$83,225	$67,151	$253,428	$169,680
Operating expenses:
Content and distribution	37,704	24,537	107,398	60,034
Systems and network operations	5,492	3,498	14,804	10,529
Product development	7,840	6,436	22,807	16,454
Sales and marketing	8,519	6,212	23,421	16,753
General and administrative	9,671	9,565	30,005	28,057
Depreciation	2,454	1,681	6,169	5,225
Amortization of intangible assets	3,709	3,061	11,555	6,804
Restructuring charges and other, net	—	(246)	—	(2,856)

Total operating expenses	75,389	54,744	216,159	141,000

Operating income	7,836	12,407	37,269	28,680
Gain (loss) on equity investments, net	—	(33)	154	425
Other income, net	2,974	1,000	85,966	3,161

Income from continuing operations before income taxes	10,810	13,374	123,389	32,266
Income tax benefit (expense)	451	(18)	(1,943)	(121)

Income from continuing operations	11,261	13,356	121,446	32,145
Discontinued operations:
Income from and gain on sale of discontinued operations, net of taxes	—	—	—	31,399

Net income	$11,261	$13,356	$121,446	$63,544

Earnings per share – Basic
Income from continuing operations	$0.35	$0.42	$3.71	$1.01
Income from and gain on sale of discontinued operations	—	—	—	0.98

Basic net income per share	$0.35	$0.42	$3.71	$1.99

Weighted average shares outstanding used in computing basic net income per share	31,958	32,183	32,703	31,889

Earnings per share – Diluted
Income from continuing operations	$0.32	$0.37	$3.35	$0.90
Income from and gain on sale of discontinued operations	—	—	—	0.87

Diluted net income per share	$0.32	$0.37	$3.35	$1.77

Weighted average shares outstanding used in computing diluted net income per share	34,830	36,411	36,288	35,955

Comprehensive income:
Net income	$11,261	$13,356	$121,446	$63,544
Foreign currency translation adjustment	(49)	88	(630)	(81)
Unrealized gain (loss) on investments	(29)	198	(44)	(389)

Comprehensive income	$11,183	$13,642	$120,772	$63,074

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$121,446	$63,544
Adjustments to reconcile net income to net cash provided by operating activities:
Income from and gain on sale of discontinued operations	—	(31,399)
Depreciation and amortization	17,724	12,029
Warrant and stock-based compensation expense	—	981
Deferred income taxes	(1,448)	—
Bad debt expense	483	276
Net gain on equity investments	(154)	(425)
Other	6	(353)
Cash provided (used) by changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,682)	(18,933)
Notes and other receivables	14,515	(2,137)
Prepaid expenses and other current assets	(2,767)	(162)
Other long-term assets	(1,514)	(697)
Accounts payable	2,466	(3,926)
Accrued expenses and other current and long-term liabilities	(543)	4,336
Deferred revenue	(1,461)	6,581

Net cash provided by operating activities	135,071	29,715
Investing activities:
Business acquisitions	(26,364)	(115,633)
Increase in other long-term assets	(4,495)	—
Purchases of property and equipment	(11,729)	(6,864)
Proceeds from the sale of assets and equity investments	194	1,775
Proceeds from the sale of discontinued operations	—	82,000
Proceeds from sales and maturities of investments	147,608	401,827
Purchases of investments	(155,302)	(434,156)

Net cash used by investing activities	(50,088)	(71,051)
Financing activities:
Common stock repurchases	(62,275)	—
Proceeds from exercise of stock options	8,068	23,342
Proceeds from issuance of stock through employee stock purchase plan	1,512	1,147

Net cash provided (used) by financing activities	(52,695)	24,489

Net increase (decrease) in cash and cash equivalents	32,288	(16,847)
Cash and cash equivalents:
Beginning of period	85,245	110,908

End of period	$117,533	$94,061

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) is a Web search, online directory and mobile information and entertainment company comprised of two business units, Search & Directory and Mobile. The Search & Directory business unit uses its metasearch technology to provide search results to its own Web sites and to private-label partner Web properties, and also provides online directory services. The Mobile business unit is a provider and publisher of wireless content, including ringtones, games and graphics, and also offers infrastructure solutions.

On March 31, 2004, the Company completed the sale of its Payment Solutions business. The operating results of the Payment Solutions business have been presented as a discontinued operation in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2004, the sale of the Company’s Payment Solutions business resulted in a net gain of $29.1 million, comprised of aggregate proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million) and transaction related costs of $3.5 million, which consist of investment bank fees, legal fees and employee related costs, and income of $2.3 million from the operations of its Payment Solutions business.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation. These reclassifications did not impact net income, total assets, total liabilities or stockholders’ equity.

2.	Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company records expense when stock options are modified or granted with an exercise price below the fair market value of the Company’s stock at the grant date. Such expense for stock options is recognized as an expense and amortized using the accelerated amortization method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the three and nine months ended September 30, 2004, the Company recognized stock compensation expense of $0 and $1.6 million, respectively. The Company did not recognize any stock compensation expense for the three and nine months ended September 30, 2005.

To estimate stock compensation expense that would be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	Employee Stock Option Plans				Employee Stock Purchase Plan
Risk-free interest rate	4.04%	3.51%	3.91%	3.62%	3.73%	1.78%	3.19%	1.32%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	69%	67%	67%	65%	79%	78%	67%	69%
Expected life	5 years	5 years	5 years	5 years	6 months	6 months	6 months	6 months

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three and nine months ended September 30, 2005 and 2004 would have been as follows (amounts in thousands, except per share data):

	Three months ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income as reported	$11,261	$13,356	$121,446	$63,544
Stock based compensation, as reported	—	—	—	1,575
Pro forma stock based compensation determined under fair value based method for all awards	(9,601)	(10,499)	(25,576)	(27,196)

Pro forma net income under fair value method for all stock based awards	$1,660	$2,857	$95,870	$37,923

Basic net income per share, as reported	$0.35	$0.42	$3.71	$1.99
Basic net income per share, SFAS No. 123 adjusted	$0.05	$0.09	$2.93	$1.19
Diluted net income per share, as reported	$0.32	$0.37	$3.35	$1.77
Diluted net income per share, SFAS No. 123 adjusted	$0.05	$0.08	$2.72	$1.09

3.	Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the “treasury stock” method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

The “treasury stock” method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the “treasury stock” method, stock options and warrants to purchase 2,871,884 and 3,585,890 shares of common stock were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2005, respectively. Stock options and warrants to purchase 4,004,360 and 2,674,627 shares of common stock were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2005, respectively, as they were antidilutive.

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

4.	Equity Investments

The Company, at times, invests in equity instruments of publicly and privately-held companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. As of December 31, 2004, the Company had no investments in publicly-held or privately-held companies. As of September 30, 2005, the Company held a $2.1 million investment in a privately-held company, which is included in Other long term assets.

The Company accounts for its equity investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and SEC Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the decline in fair value of its investments is other-than-temporary. This evaluation consists of a review by members of the Company’s senior finance management, and includes market pricing information for the securities held, market and economic trends in the industry or geographic area, and specific information on the investee company’s financial condition. For investments with no quoted market price, the Company also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis.

During the nine months ended September 30, 2004, the Company determined that there had been an other-than-temporary impairment of certain of its investments in privately-held companies and recorded a loss of $916,000. The Company did not record an impairment charge during the three and nine months ended September 30, 2005.

The Company accounts for derivative instruments, including warrants held to purchase shares of other companies, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value and changes in fair values are recognized in earnings. During the nine months ended September 30, 2004, a company in which InfoSpace held warrants to purchase shares of stock announced that it was being acquired and that any outstanding warrants to purchase shares of the company would also be purchased. The Company recognized a gain of $1.4 million based on the estimated fair value of the warrant in the nine months ended September 30, 2004, and the warrant was subsequently purchased for $1.4 million. As part of the acquisition, the Company received the final payment and recorded a gain of $154,000 in the nine months ended September 30, 2005.

In June 2004, the Company entered into an agreement to sell its equity investments in privately-held companies for approximately $500,000, which approximated their carrying values. The sale was completed in 2004 at the agreed price.

Gain (loss) on equity investments for the three and nine months ended September 30, 2005 and 2004 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other-than-temporary investment impairments	$—	$—	$—	$(916)
Increase (decrease) in fair value of warrants	—	(33)	154	1,341

Net gain (loss) on equity investments	$—	$(33)	$154	$425

5.	Payroll Tax Receivable

As of December 31, 2004, the Company had a $13.2 million payroll tax receivable. The receivable was comprised of income tax withholdings of $12.6 million and $620,000 in payroll taxes related to the exercise of non-qualified stock options in 2000 by Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer (collectively referred to as the “Jains”). On April 15, 2005, the Company collected $12.2 million from the Jains. During the three months ended September 30, 2005, the Company collected the remainder of the receivable balance, net of an unrelated tax liability of approximately $197,000 that was included in Accrued expenses and other current liabilities at December 31, 2004.

6.	Contingencies

Litigation

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleged various statutory and common law claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, defendant John Richards, a former Company employee, asserted a third-party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. In January 2005, the plaintiff, Jain and the Company settled all of their respective claims including Jain’s claim for indemnification against the Company and any potential claims that Enger could bring against the Company. The settlement was paid entirely by the Company’s insurance. Richards’ claim for indemnification was not a part of the settlement agreement. On March 16, 2005, the trial court entered a judgment in Richards’ favor of four hundred fifty-five dollars ($455). Enger is appealing that judgment. The Company believes it has meritorious defenses to Richards’ claim for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). Plaintiff did not name the Company as a defendant. As in the Enger v. Richards case (above) to which it is related, this action alleges various statutory and common law claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In July 2004, Richards asserted a third party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. The Court dismissed on summary judgment certain of plaintiff’s claims and theories of recovery and issued rulings limiting plaintiff’s damages. In February 2005, the plaintiff, the Jains and the Company settled their respective claims, including the Jains’ claim for indemnification against the Company and any potential claim that Hutton could bring against the Company. The settlement was paid entirely by the Company’s insurance. On July 22, 2005, the Court granted Richards’ motion to dismiss his claim for indemnification without prejudice.

Two of nine founding shareholders and three other shareholders of Authorize.Net Corporation, a former subsidiary acquired through the Company’s merger with Go2Net, Inc., filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform Securities Act as well as various common law claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claims to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and asserted related claims against Go2Net and InfoSpace; the case is now captioned Patrick O’Keefe II, et al. v. David Heaps, et al. The Utah Court has entered orders dismissing all claims plaintiffs asserted against Authorize.Net, Go2Net and InfoSpace, and the plaintiffs’ breach of contract claims, with prejudice. Authorize.Net previously asserted counterclaims against the plaintiffs; the Utah Court has denied the plaintiffs’ summary judgment motion against those counterclaims. Authorize.Net remains a defendant in the lawsuit in cross-claims for indemnification and contribution asserted by two former officers of Authorize.Net. Pursuant to the Company’s sale of Authorize.Net to Lightbridge, Inc., the Company agreed to indemnify Lightbridge with respect to these cross-claims. The Company believes Authorize.Net has meritorious defenses to these cross-claims, but litigation is inherently uncertain and it may not prevail in this matter.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business or are not material to the Company’s business. Although the Company cannot predict the outcomes of the other proceedings with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Contingencies:

As of September 30, 2005, the Company has pledged $4.5 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

7.	Restructuring Charges and Other, net

Restructuring charges and other, net for the three and nine months ended September 30, 2005 and 2004, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Restructuring charges	$—	$—	$—	$222
Other, net	—	(246)	—	(3,078)

Restructuring charges and other, net	$—	$(246)	$—	$(2,856)

In June 2004, the Company recorded a restructuring charge to adjust its estimated reserves for its future excess facilities costs; such costs are based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs or the cost to terminate the excess facilities leases. During June 2004, the Company entered into lease termination agreements with its landlord for the majority of its excess facilities. The aggregate cost to terminate such leases amounted to approximately $2.4 million, which was paid in 2004. The Company did not record any restructuring charges or adjust existing restructuring charges in the three and nine months ended September 30, 2005.

During the nine months ended September 30, 2004, the Company settled a litigation matter concerning promissory notes due from a former officer of the Company, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, the Company received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. The Company previously recorded a full valuation allowance related to the promissory notes and related interest. Additionally, during the nine months ended September 30, 2004, the Company recorded a charge of $1.2 million related to the separation of a former executive officer.

8.	Other Income, net

Other income, net for the three and nine months ended September 30, 2005 and 2004, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$3,112	$1,225	$7,760	$3,087
Gain on litigation settlement	—	—	79,297	—
Foreign currency exchange gain (loss)	(42)	(41)	(1,062)	111
Other items, net	(96)	(184)	(29)	(37)

Other income, net	$2,974	$1,000	$85,966	$3,161

On March 25, 2005, the Company received proceeds of $83.2 million from the settlement of several outstanding litigation matters. The Company recognized a gain of $79.3 million during the nine months ended September 30, 2005, comprised of the settlement proceeds and interest, less $3.9 million in legal fees. In addition, the Company recognized $2.0 million in income taxes related to the settlement, which is included in Income tax benefit (expense) in the nine months ended September 30, 2005.

On December 15, 2004, the Company entered into a definitive agreement to acquire elkware GmbH, a mobile gaming company, at a cost of 20.0 million Euros, which was consummated on January 7, 2005. The purchase price in U.S dollars was approximately $27.4 million. In December 2004, due to the significant fluctuations in the exchange rate of the U.S. dollar to the Euro, the Company entered into a forward exchange contract to mitigate its foreign currency exposure. At December 31, 2004, the exchange rate of the U.S. dollar had declined relative to the Euro and a $456,000 gain on the forward exchange contract was recorded in the three months ended December 31, 2004. Subsequently, in January 2005 when the acquisition was consummated, the U.S. dollar had strengthened against the Euro and a $934,000 loss as a result of the settlement of that foreign exchange contract was recorded in the nine months ended September 30, 2005.

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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three and nine months ended September 30, 2005 and 2004 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by business unit.

	Three Months Ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Search & Directory
Revenues	$44,211	$42,012	$138,270	$109,664
Operating expenses	27,699	23,544	79,738	62,764

Segment income	16,512	18,468	58,532	46,900
Segment margin	37.3%	44.0%	42.3%	42.8%
Mobile
Revenues	39,014	25,139	115,158	60,016
Operating expenses	32,166	17,974	89,840	42,540

Segment income	6,848	7,165	25,318	17,476
Segment margin	17.6%	28.5%	22.0%	29.1%
Total
Total segment revenues	83,225	67,151	253,428	169,680
Total segment operating expenses	59,865	41,518	169,578	105,304

Total segment income	23,360	25,633	83,850	64,376
Total segment margin	28.1%	38.2%	33.1%	37.9%
Corporate
Operating expenses	9,361	8,730	28,857	26,523
Depreciation	2,454	1,681	6,169	5,225
Amortization of intangible assets	3,709	3,061	11,555	6,804
Restructuring charges and other, net	—	(246)	—	(2,856)
Loss (gain) on equity investments, net	—	33	(154)	(425)
Other income, net	(2,974)	(1,000)	(85,966)	(3,161)
Income tax expense (benefit)	(451)	18	1,943	121
Income from and gain on sale of discontinued operation, net of taxes	—	—	—	(31,399)

	12,099	12,277	(37,596)	832

Total Consolidated Net Income	$11,261	$13,356	$121,446	$63,544

10.	Stock Repurchase Program

On May 13, 2005, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $100 million of its common stock in open-market transactions during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the nine months ended September 30, 2005, the Company purchased 2,333,002 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $62.2 million, at an average price of $26.66 per share.

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

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2004. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) is a Web search, online directory and mobile information and entertainment company comprised of our Search & Directory and Mobile businesses. Our Search & Directory business uses our metasearch technology to provide search results to our own Web sites and to private-label partner Web properties, and also offers online directory services. Our Mobile business is a provider and publisher of wireless content, including ringtones, games and graphics, and also offers infrastructure solutions.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We also have facilities in Los Angeles and San Mateo, California; Westboro, Massachusetts; Woking and Eastleigh, United Kingdom; Papendrecht, The Netherlands; and Hamburg, Germany. Our common stock is listed on the Nasdaq National Market under the symbol “INSP.”

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

Beginning in 2003, we focused on two businesses: Search & Directory and Mobile. Subsequently, we sold our Payment Solutions business for $82.0 million in cash and sold or otherwise disposed of other non-core services. We also expanded our Search & Directory business with the acquisition of Switchboard Incorporated, an on-line directory company, and expanded our Mobile business with the acquisition of several mobile content and application businesses.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is located at www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (the “SEC”). The filings can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Form 10-Q. In addition to our Web site, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Overview of Third Quarter 2005 Operating Results

The following is an overview of our operating results for the three months ended September 30, 2005. A more detailed discussion of our operating results, comparing our operating results for the three and nine months ended September 30, 2005 and 2004, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended September 30, 2005 increased to $83.2 million from revenues of $67.2 million in the three months ended September 30, 2004. Revenues from our Search & Directory business increased to $44.2 million in the third quarter of 2005 from $42.0 million in the third quarter of 2004. The increase was primarily attributable to the growth in search revenues from our search distribution business, in which we private label our search products for others to offer on their own Web properties, and directory revenues as a result of a recent contract with YellowPages.com. This increase was partially offset by a decline in directory revenues due to one of our top ten customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow pages listings in June 2005. During the three months ended September 30, 2005, over 60% of our search revenues in North America came from our search distribution partners. Revenues from our Mobile business increased to $39.0 million in the third quarter of 2005 from $25.1 million in the third quarter of 2004, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics and, to a lesser extent, sales of games as a result of our acquisition in the second half of 2004 and early 2005 of three mobile gaming companies: Atlas Mobile Inc., IOMO Limited and elkware GmbH.

Total operating expenses for the three months ended September 30, 2005 were $75.4 million, an increase of $20.6 million from operating expenses of $54.7 million in the three months ended September 30, 2004. The increase from the three months ended September 30, 2004 was primarily attributable to an increase in our content costs associated with our media download products and distribution costs for revenue share amounts due to our Search & Directory distribution partners. We expect these costs, in absolute dollars, to increase as revenues from these products and services increase. Additionally, these costs, as a percentage of revenue, increased at a greater rate as a result in the shift in the mix of products and services we provided. In particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenue are greater than our other media download products, represented a larger share of our Mobile revenues. Other operating costs increased as we expanded our operations, including increases in advertising costs, personnel costs, including salaries, benefits and other employee costs, and costs of temporary help from contractors to augment our staffing needs, resulting from additional headcount related to the growth in our business and our acquisitions of Switchboard and the three mobile gaming companies. Additionally, depreciation and amortization of intangible assets increased as a result of our acquisitions in 2004 and early 2005.

Net income for the three months ended September 30, 2005 was $11.3 million compared to net income of $13.4 million in the three months ended September 30, 2004, a decrease that is primarily attributable to the increase in operating expenses noted above.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets and property and equipment, contingencies, certain operating expenses, the fair value of assets and liabilities acquired in our business combinations, and whether to provide a valuation allowance for some or all of our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K.

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two business units, Search & Directory and Mobile. In general, we recognize revenues in the period in which the services are performed, products are delivered or the transaction occurs. In certain arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. We generally record revenue on a gross basis in accordance with Emerging Issues Task Force consensus number 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For distribution partner arrangements in our Search & Directory business, we record revenue on a gross basis and the corresponding revenue sharing payments as a content and distribution expense. For mobile operator customers in which we license the content, we record revenue on a gross basis and the corresponding licensing expense as a content and distribution expense. In the event the mobile operator customer directly licenses the content, we record as revenue the service fees we earn.

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. We believe sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses and other deferred tax assets and that such a conclusion may be reached as early as the fourth quarter of 2005. If that is the case, subject to review of other qualitative factors and uncertainties, in the period that such a determination is made we would reverse some or all of our deferred tax asset valuation allowance as a credit to stockholders’ equity for the portion of the net operating loss valuation allowance associated with stock option transactions, and the remainder would be reversed into income as a reduction of tax expense. Thereafter, to the extent we are profitable, we will record income tax expenses.

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

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of September 30, 2005 we have approximately $177.5 million of goodwill on our balance sheet relating to our Search & Directory and Mobile reporting units.

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the nine months ended September 30, 2005, our net income was $121.4 million, which includes a gain, net of related taxes, of $77.3 million related to the settlement of several litigation matters. While we achieved profitability during 2004 and through the nine months ended September 30, 2005, prior to that we had incurred annual losses since our inception and, as of September 30, 2005, had an accumulated deficit of approximately $1.1 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenues. Revenues are derived from deploying our Internet software, services and products to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a range of customers. Revenues for the three and nine months ended September 30, 2005 and 2004 are presented below (amounts in thousands):

	Three months ended September 30, 2005	Three months ended September 30, 2004	Change from 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Change from 2004
Search & Directory	$44,211	$42,012	$2,199	$138,270	$109,664	$28,606
Mobile	39,014	25,139	13,875	115,158	60,016	55,142

Total	$83,225	$67,151	$16,074	$253,428	$169,680	$83,748

The increase in revenue for Search & Directory for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004, is primarily due to the growth in our paid search services, in particular, paid searches from our distribution partners’ Web properties and greater revenue per paid search and, to a lesser extent, growth in our directory revenues related to a yellow pages listings agreement that we entered into with YellowPages.com in June 2005 and our acquisition of Switchboard in mid-2004. Partially offsetting this growth was a decline in directory revenues due to one of our top ten customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow pages listings in June 2005. In the third quarter of 2005, we generated an aggregate of approximately 182 million paid searches in North America (including both search and directory), a decrease from an aggregate of approximately 193 million paid searches in the third quarter of 2004. The decrease is primarily due to the loss of yellow page listing revenues from Verizon as noted above. In the third quarter of 2005, we generated an average revenue per paid search in North America of $0.20, an increase from approximately $0.17 in the third quarter of 2004. During the three and nine months ended September 30, 2005 and 2004, search distribution revenues in North America represented over 60% of the portion of Search & Directory revenue coming from search.

The increase in revenue for our Mobile business for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004, is primarily due to increased revenues from the sales of our media download products and, to a lesser extent, revenues from sales of games as a result of our acquisition of three gaming companies in the second half of 2004 and early 2005.

Seasonality

Our Search & Directory services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our Mobile business may also be subject to seasonality based on the timing of consumer product cycles and other factors, such as the timing of new mobile phone sales.

Content and Distribution. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners in connection with our Search & Directory business, royalty and license fees related to our Mobile media download products for items such as ringtones, graphics and games, and other content or data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2005 and 2004 are presented below:

	Three months ended September 30, 2005	Percent of Revenue	Three months ended September 30, 2004	Percent of Revenue	Nine months ended September 30, 2005	Percent of Revenue	Nine months ended September 30, 2004	Percent of Revenue
Content and Distribution	$37,704	45.3%	$24,537	36.5%	$107,398	42.4%	$60,034	35.4%

Content and distribution expenses increased by $13.2 million and $47.4 million to $37.7 million and $107.4 million for the three and nine months ended September 30, 2005, respectively, as compared to $24.5 million and $60.0 million for the three and nine months ended September 30, 2004, respectively. The absolute dollar and cost as a percent of revenues increase for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004, were attributable to revenue growth from our Search & Directory distribution partners (for which we have revenue sharing arrangements where we private-label our search and directory products for others to offer on their own Web properties) and from sales of our content and media download products to our Mobile customers, in particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenues are greater than our other media download products. We anticipate that our content and distribution costs will increase in absolute dollars if revenues from our Search & Directory distribution partners and sales of our content and media download products to our Mobile customers continue to increase. In addition, our content license and royalty fees have increased as a percent of revenue as a result of price competition and carrier demand for our products and the mix of our product sales. If the trend continues to shift towards sales of higher cost media download content and products or if Search & Directory revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution costs as a percent of revenue will increase.

We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. Further, our musical composition and other media licenses for the creation of mobile content consisting of ringtones generally require royalty payments on a “most favored nation” basis, which requires us to pay the highest royalty paid to any licensor to all such licensors. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a negative impact on our net earnings. If we fail to enter into or maintain satisfactory arrangements with content providers, our ability to provide a variety of products and services to our customers could be severely limited, thus harming our operating results. Additionally, our content license and royalty fees will increase to the extent that our revenues related to such products and services increase, and may increase as a percent of revenues as a result of price competition and carrier demand for our products and services and the mix of our product sales.

Systems and Network Operations. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2005 and 2004 are presented below:

	Three months ended September 30, 2005	Percent of Revenue	Three months ended September 30, 2004	Percent of Revenue	Nine months ended September 30, 2005	Percent of Revenue	Nine months ended September 30, 2004	Percent of Revenue
Systems and Network Operations	$5,492	6.6%	$3,498	5.2%	$14,804	5.8%	$10,529	6.2%

Systems and network operations expenses increased by $2.0 million and $4.3 million to $5.5 million and $14.8 million for the three and nine months ended September 30, 2005 as compared to $3.5 million and $10.5 million for the three and nine months ended September 30, 2004, respectively.

The absolute dollar increase for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily attributable to an increase of $1.6 million in personnel expenses, including employee salaries and benefits, temporary help and contractors to augment our staffing, and recruiting costs, which was the result of additional headcount due to growth in our business and also related to our acquisition of Switchboard and three mobile gaming companies. Additionally, software application, professional services and communication costs increased.

The absolute dollar increase for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily attributable to an increase of $4.1 million in personnel related costs, including employee salaries and benefits and temporary help and contractors to augment our staffing, which resulted from additional headcount due to growth in our business and also related to our acquisition of Switchboard and three mobile gaming companies. Additionally, software application and professional services costs increased. Partially offsetting these increases was a decrease in our communication costs due to the renegotiation of certain contracts; however, communication costs are expected to increase.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2005 and 2004 are presented below:

	Three months ended September 30, 2005	Percent of Revenue	Three months ended September 30, 2004	Percent of Revenue	Nine months ended September 30, 2005	Percent of Revenue	Nine months ended September 30, 2004	Percent of Revenue
Product Development Expenses	$7,840	9.4%	$6,436	9.6%	$22,807	9.0%	$16,454	9.7%

Product development expenses increased by $1.4 million and $6.4 million to $7.8 million and $22.8 million for the three and nine months ended September 30, 2005 as compared to $6.4 million and $16.5 million for the three and nine months ended September 30, 2004.

The absolute dollar increase for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily attributable to an increase of $1.6 million in personnel related expenses, including employee salaries, benefits and recruiting costs and temporary help and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of Switchboard and three mobile gaming companies.

The absolute dollar increase for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily attributable to an increase of $6.3 million in personnel related expenses, including employee salaries, benefits and recruiting costs and temporary help and contractors to augment our staffing, which increased as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of Switchboard and three mobile gaming companies.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2005 and 2004 are presented below:

	Three months ended September 30, 2005	Percent of Revenue	Three months ended September 30, 2004	Percent of Revenue	Nine months ended September 30, 2005	Percent of Revenue	Nine months ended September 30, 2004	Percent of Revenue
Sales and Marketing Expenses	$8,519	10.2%	$6,212	9.3%	$23,421	9.2%	$16,753	9.9%

Sales and marketing expenses increased by $2.3 million and $6.7 million to $8.5 million and $23.4 million for the three and nine months ended September 30, 2005 as compared to $6.2 million and $16.8 million for the three and nine months ended September 30, 2004, respectively.

The absolute dollar increase for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily attributable to an increase of $2.1 million in advertising and promotion expense, of which a significant portion is related to marketing of our own Web sites.

The absolute dollar increase for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily attributable to an increase of $3.1 million in personnel related expenses, including salaries and benefits and temporary help and contractors to augment our staffing as we continue to grow our business, and also as a result of our acquisitions of Switchboard and three mobile gaming companies, and an increase of $3.7 million in advertising and promotion expense, of which a significant portion is related to the marketing of our own Web sites.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products and services; however, these expenses may also decrease in absolute dollars to the extent we reduce or limit marketing initiatives specifically with respect to our own Web sites.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2005 and 2004 are presented below:

	Three months ended September 30, 2005	Percent of Revenue	Three months ended September 30, 2004	Percent of Revenue	Nine months ended September 30, 2005	Percent of Revenue	Nine months ended September 30, 2004	Percent of Revenue
General and Administrative Expenses	$9,671	11.6%	$9,565	14.2%	$30,005	11.8%	$28,057	16.5%

General and administrative expenses increased by $106,000 and $1.9 million to $9.7 million and $30.0 million for the three and nine months ended September 30, 2005 as compared to $9.6 million and $28.1 million for the three and nine months ended September 30, 2004, respectively.

The absolute dollar increase for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily attributable to an increase in our occupancy costs of $1.0 million, which include facility charges, communications cost and general office expense, as a result of expanding our facilities to accommodate our increased employee base after our acquisitions of Switchboard and three mobile gaming companies. Partially offsetting the increase were decreases in legal fees of $670,000 and our liability insurance costs and personnel expenses, including salaries, bonuses and benefits.

The absolute dollar increase for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily attributable to an increase in our occupancy costs of $1.9 million which includes facility charges, communications cost and general office expenses, as a result of expanding our facilities to accommodate our increased employee base after our acquisitions of Switchboard and three mobile gaming companies, an increase in consulting fees of $1.4 million, and an increase of $760,000 in personnel related costs, principally comprised of temporary help and contractors, as a result of integrating our acquisitions of Switchboard and three mobile gaming companies. Additionally, there were increases in our business taxes, commercial insurance, public relations and bad debt expense. Partially offsetting these increases were decreases in our legal fees of $2.1 million and liability insurance costs of $880,000.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $2.5 million and $6.2 million for the three and nine months ended September 30, 2005 compared to $1.7 million and $5.2 million for the three and nine months ended September 30, 2004, respectively. Depreciation expense increased primarily as a result of property and equipment recently placed in service related to our redundant data center and those acquired with our acquisitions of Switchboard and three mobile gaming companies, partially offset by a decrease in depreciation expense of older property and equipment reaching the end of their depreciable lives.

Amortization of Other Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $3.7 million and $11.6 million during the three and nine months ended September 30, 2005 compared to $3.1 million and $6.8 million during the three and nine months ended September 30, 2004, respectively. The absolute dollar increase from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 is primarily attributable to intangible assets that were acquired in the acquisitions of Switchboard and the three mobile gaming companies. Assuming we do not acquire businesses or intangible assets in the future, the amortization of intangible assets will be approximately $3.7 million for the remainder of 2005, $13.2 million in 2006, $7.5 million in 2007, $4.7 million in 2008, and $3.1 million in 2009.

Restructuring Charges and Other, Net. We did not record any restructuring charges and other, net charges in the three and nine months ended September 30, 2005. During the nine months ended September 30, 2004, we settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, we received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. We previously recorded a full valuation allowance against the promissory notes and related interest. Partially offsetting the gain, during nine months ended September 30, 2004, was a charge of $1.2 million related to the separation of a former executive officer and an additional $220,000 expense to terminate certain leases that were part of our 2003 restructuring. Restructuring charges and other, net totaled a net gain of $246,000 and $2.9 million during the three and nine months ended September 30, 2004.

Net Gain (Loss) on Equity Investments. Gain (loss) on equity investments consists of gains from changes in the fair value of derivative instruments held by us, realized gains on equity investments and impairment of equity investments. The gain (loss) on equity investments for the three and nine months ended September 30, 2005 and 2004 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other-than-temporary investment impairments	$—	$—	$—	$(916)
Increase (decrease) in fair value of warrants	—	(33)	154	1,341

Net gain (loss) on equity investments	$—	$(33)	$154	$425

Other-than-temporary equity investment impairment: For certain investments in privately held companies, we determined that there was an other-than-temporary decline in value in the nine months ended September 30, 2004, and therefore recorded an impairment charge of $916,000. We entered into an agreement to sell those investments in the second quarter of 2004 at a price that approximated the carrying value, and consummated that sale for the agreed price in the third quarter of 2004.

Changes in fair values of derivative instruments held: We hold warrants to purchase stock in other companies, which qualify as derivative instruments. During the nine months ended September 30, 2004, we recognized a $1.4 million gain related to warrants we held to purchase shares of stock in a company that was being acquired, which acquisition included the purchase of outstanding warrants to purchase shares of the company. As part of the acquisition, we received the final payment and recorded a gain of $154,000 in the nine months ended September 30, 2005.

Other Income, Net. Other income, net for the three and nine months ended September 30, 2005 was $3.0 million and $86.0 million, respectively, compared to $1.0 million and $3.2 million in the three and nine months ended September 30, 2004, respectively. In the nine months ended September 30, 2005, we recorded $79.3 million in other income from the settlement of several outstanding litigation matters. The gain was based on the receipt of $83.2 million in cash in March 2005, less $3.9 million in legal fees. Partially offsetting this gain was a $934,000 foreign currency exchange loss related to a forward exchange contract we entered into in December 2004 in connection with our acquisition of elkware. Excluding the gain from the legal settlement and the foreign currency contract loss, other income primarily consisted of interest income of $3.1 million and $7.8 million in the three and nine months ended September 30, 2005, respectively, compared to $1.2 million and $3.1 million in the three and nine months ended September 30, 2004, respectively. The increase in interest income for the three and nine months ended September 30, 2005 was primarily attributable to an increase in interest rates and an increase in cash, cash equivalents and short-term and long-term investments.

Income Tax Expense. We recorded an income tax benefit of $451,000 and an income tax expense of $1.9 million in the three and nine months ended September 30, 2005, respectively. We recorded $18,000 and $121,000 in income tax expense for the three and nine months ended September 30, 2004, respectively. Income tax expenses is attributable to being subject to Federal alternative minimum tax (“AMT”) and state, local and international taxes, offset by the amortization of deferred tax liabilities related to our acquisitions. We expect to record a tax provision for Federal AMT and state, local and international taxes for the remainder of 2005.

At December 31, 2004, we had a net deferred tax asset of approximately $477.5 million, primarily comprised of our accumulated net operating loss carryforwards. We have provided a full valuation allowance for our net deferred tax asset as we believe that sufficient uncertainty exists regarding the realizability of the deferred tax assets. Under certain conditions related to our future profitability and other business factors, we believe it is possible our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses and that such a conclusion may be reached as early as the fourth quarter of 2005. If that is the case, subject to review of other qualitative factors and uncertainties, we would reverse some or all of the remaining deferred tax asset valuation allowance as a credit to stockholders’ equity for the portion of the net operating loss valuation allowance associated with stock option transactions, and the remainder would be reversed into income as a reduction of tax expense. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carryforwards.

Income from Discontinued Operation and Gain on Sale of Discontinued Operation. On March 31, 2004, we consummated the sale of our Payment Solutions business and have reflected income from Payment Solutions as a discontinued operation. For the nine months ended September 30, 2004, we recorded a gain on the sale of Payment Solutions of $29.1 million, which was comprised of the proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), and transaction related costs of $3.6 million, which consist of investment bank fees, legal fees and employee related costs.

We have presented the operating results of Payment Solutions as a discontinued operation for all periods presented. We recorded income, net of taxes, from the operating results of Payment Solutions of $2.3 million in the nine months ended September 30, 2004. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and marketable investments of $361.8 million, consisting of cash and cash equivalents of $117.5 million and short-term investments available-for-sale of $244.2 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2005	2006	2007	2008	2009	2010	Thereafter
Operating lease commitments, net of sublease income	$1,363	$5,226	$5,008	$3,634	$5,340	$5,323	$9,860

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At September 30, 2005, the total amount of collateral pledged under these agreements was approximately $4.5 million. The change in the total amount of collateral pledged under these agreements was as follows (in thousands):

	Standby Letters of Credit	Certificates of Deposit	Total
Balance at December 31, 2004	$4,043	$513	$4,556
Net change in collateral pledged	(30)	(31)	(61)

Balance at September 30, 2005	$4,013	$482	$4,495

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Adjustments to net income to determine cash flows from operations include depreciation and amortization, impairment of intangible assets, gains or losses on equity investments, warrant and stock-based related gains and expenses, gains and losses from the disposition of assets, and certain restructuring charges. Net cash used by investing activities consists of net cash used to acquire businesses, transactions related to our investments, purchases of property and equipment offset by proceeds from the sale of certain assets. Net cash (used) provided by financing activities consists of cash used to repurchase our common stock under our stock repurchase program and proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan.

Our net cash flows are comprised of the following for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	$135,071	$29,715
Net cash used by investing activities	(50,088)	(71,051)
Net cash (used) provided by financing activities	(52,695)	24,489

Net increase (decrease) in cash and cash equivalents	$32,288	$(16,847)

Net cash provided by operating activities was $135.1 million for the nine months ended September 30, 2005, consisting of our net income of $121.4 million, which includes a $79.3 million net gain from a legal settlement, increase in our operating assets and liabilities of $17.0 million, consisting of a decrease in notes and other receivables and an increase in accounts payable, and adjustments not affecting cash flows provided by operating activities of $18.2 million, consisting of depreciation and amortization and bad debt expense. Partially offsetting the increase are changes in our operating assets and liabilities of $20.0 million primarily consisting of increases in accounts receivable, and prepaid expenses and other current assets and decreases in accrued expenses, deferred revenue, and other liabilities, and adjustments not affecting operating cash flows of $1.6 million primarily consisting of deferred tax liabilities.

Net cash provided by operating activities totaled $29.7 million for the nine months ended September 30, 2004, consisting of our net income of $63.5 million, cash provided by changes in our operating assets and liabilities of $10.9 million, consisting of increases in accrued expenses and other current liabilities and deferred revenue, and adjustments not affecting cash flows provided by operating activities of $13.3 million primarily consisting of depreciation and amortization and warrant and stock-based compensation expense. Partially offsetting the increase are changes in our operating assets and liabilities of $25.9 million, primarily consisting of increases in accounts receivable, notes and other receivables and a decrease in accounts payable, and adjustments not affecting operating cash flows of $32.2 million, primarily consisting of income and the gain on sale of our Payment Solutions business of $31.4 million, accounted for as a discontinued operation, non-cash restructuring charges related to restructurings and gains from our equity investments.

Net cash used by investing activities totaled $50.1 million for the nine months ended September 30, 2005, primarily consisting of $26.4 million used for our acquisition of elkware, $11.8 million used to purchase property and equipment, and the net purchase of short-term and long-term investments of $7.7 million.

Net cash used by investing activities totaled $71.1 million for the nine months ended September 30, 2004, primarily consisting of a net cash outflow of $165.7 million to acquire Switchboard, which included transaction costs, partially offset by $56.4 million in cash and marketable securities held by Switchboard, resulting in a net cash outflow of $109.3 million to acquire Switchboard. Additionally, we invested $32.3 million in the net purchases of short term and long term investments, $6.3 million in the acquisition of Atlas and purchased $6.9 million of property and equipment. Partially offsetting the decrease are proceeds of $82.0 million on the sale of Payment Solutions and $1.8 million in proceeds from the sales of assets and equity investments.

Net cash used by financing activities totaled $52.7 million in the nine months ended September 30, 2005, and primarily consisted of $62.3 million used to repurchase our common stock. Partially offsetting the decrease was $9.6 million in cash proceeds from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash provided by financing activities totaled $24.5 million in the nine months ended September 30, 2004, and consisted of the exercise of stock options and sales of shares through our employee stock purchase plan.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions, some examples being our recent acquisitions of Switchboard, Atlas, IOMO and elkware, or for our common stock repurchases.

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

Stock Repurchase Program

On May 13, 2005, our Board of Directors approved a stock repurchase plan whereby we may purchase up to $100 million of our common stock in open-market transactions during the succeeding twelve-month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. In the nine months ended September 30, 2005, we purchased 2,333,002 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $62.2 million, at an average price of $26.66 per share.

Recent Accounting Pronouncements

We account for stock-based compensation awards using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation expense is recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which a person is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of September 30, 2005, we had an accumulated deficit of approximately $1.1 billion. We may incur net losses in the future. We may in the future incur losses from the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or stock option expensing. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in each of our last nine fiscal quarters and on an annual basis for the fiscal year ended December 31, 2004, we may not be able to sustain profitability on a quarterly or annual basis.

Our revenues are dependent on our relationships with companies who distribute our products and services.

We rely on our relationships with distribution partners, including Web portals, software application providers, content aggregators and mobile operators, for distribution or usage of our products and application services. We generated approximately 55%, 55% and 56% of our total revenues through our relationships with our top ten distribution partners for the third, second and first quarters of 2005, respectively. In particular, we rely on a small number of distribution partners for a significant portion of the revenues associated with our search products, and most of these partners are developing companies with limited operating histories and evolving business models. We cannot assure you that any of these relationships will continue, be sustainable or result in benefits to us that outweigh the costs of the relationships. In addition, our Search & Directory distribution partners or mobile operators may create their own products and services or license products and services directly from others that compete with or replace the products and services that we provide.

Certain of our agreements with our search and directory distribution partners will come up for renewal in 2005 and 2006, and our mobile operator contracts generally come up for renewal on an annual basis. Also, if a distribution partner does not comply with its agreement with us, we may terminate the agreement. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our operating results and earnings. In particular, competition is increasing for consumer traffic in the search and directory markets and we are currently experiencing pricing pressure in our Mobile business. We anticipate that the cost of our revenue sharing arrangements with our search distribution partners and the cost of our content for our Mobile products and services will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

Certain terms of agreements with our third party search content providers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require the rights we grant to our search distribution partners to be modified to comply with such amendments or interpretations. Our agreements with our search distribution partners generally provide that we may modify the rights we grant to our search distribution partners to avoid being in conflict with the agreements with our search content providers. Failure of a search distribution partner to comply with any such modification may require us either to not provide content from the applicable content provider to such distribution partner or to terminate the distribution agreement.

Recently, changes by some of our search content providers such as Yahoo! and Google to their approval processes and guidelines with respect to downloadable applications through which content is provided to end users have resulted in some of our search distribution partners changing the manner in which they distribute their downloadable applications to end users to meet the new guidelines. Other distribution partners have not been able to meet the new guidelines, and we no longer provide the applicable content or any content, as the case may be, to such distribution partners or certain of their downloadable applications. Also, our search content providers have approval processes with respect to the redistribution of their content by our search distribution partners. Some of our distribution partners that redistribute such content or the way they redistribute the content have not complied with such approval processes, and we no longer provide the applicable content to such partners or such partners no longer redistribute the content. If our search content providers impose additional restrictions or requirements, some of our distribution partners may be required to make additional changes to the manner in which they distribute their downloadable applications or may be required to cease redistributing the content. If such distribution partners are unable to meet the new restrictions or requirements, we may need to terminate our agreement with such distribution partners or no longer provide the applicable content to such partners.

The termination of agreements with our search distribution partners or not providing certain content to such partners could have a material adverse effect on our financial results. Additionally, the restrictions and requirements may make it more difficult for us to obtain approval to provide content to potential new distribution partners, which may also materially adversely affect our financial results.

If we are unable to maintain our relationships with distribution partners on favorable terms, our financial results would materially suffer.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top ten customers represented approximately 91%, 90% and 88% of our revenues for the third, second and first quarters of 2005, respectively. Yahoo!, Cingular Wireless and Google each accounted for more than 10% of our revenues in the three-month period ended September 30, 2005. Our principal agreements with these customers expire in 2006. Also, some of these customers are competitors of each other, and the way we may do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If we lose any of these customers, are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer.

Additionally, if our search distribution partners or we fail to meet the requirements and guidelines promulgated by our major search content provider customers or by law, we may not be able to continue to provide content to such distribution partners, we may be liable to the content provider customer, and we may lose the content provided by such content provider customer. In the past, certain of our search content provider customers have notified us that we are not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurances that if we breach our agreements in the future, we will be able to cure the breach. Some of our search content provider customers have imposed additional terms and restrictions on us with respect to the use of their content and its redistribution, which terms and restrictions make it easier for them to terminate their agreements with us if future breaches occur. Failure by us to perform or resolve issues as they arise under our agreements with content provider customers may result in the loss or reduction of content available from the content provider customer, which could materially adversely affect our financial results.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	variable demand for our products and application services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the loss, termination or reduction in scope of key customer, distribution or content relationships;

•	the results from shifts in the mix of products and services we provide to our customers;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely affect our ability to continue to acquire content and distribute our products and services, or the ability of our content providers or distribution partners to continue to provide us with their content or distribute our products and services;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar;

•	litigation expense; and

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our Search & Directory and Mobile businesses are in young industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	attract and retain distribution partners for our search and directory products;

•	retain and expand our existing mobile operator arrangements;

•	attract and retain content partners;

•	manage our growth, control expenditures and align costs with revenues; and

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	alternative devices to access the Internet;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries.

If we do not effectively address the risks we face, we may not sustain profitability.

Our strategic direction is evolving, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. We have tightened our strategic focus to our Search & Directory and Mobile businesses. Businesses and services falling outside of these areas were sold or otherwise divested. There can be no assurance that our increased focus on and investment in our core businesses will produce better financial results than we would have achieved with our prior businesses. Further changes in strategic direction may occur as we continue to evaluate opportunities in a rapidly evolving market. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

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

Our financial and operating results will suffer if we are unsuccessful at integrating acquired technologies and businesses.

We have acquired a number of technologies and businesses in the past and may engage in further acquisitions in the future. For example, in November 2003, we acquired Moviso LLC, a provider of mobile media content, entertainment and personalization services; in June 2004, we acquired Switchboard, a provider of local on-line advertising solutions and Internet-based yellow pages; in July 2004, we acquired the assets of Atlas, a provider of mobile multi-player tournament games; in December 2004, we acquired IOMO, a United Kingdom developer and publisher of mobile games; and in January 2005, we acquired elkware, a German developer and publisher of mobile games.

Acquisitions may involve use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or amortization expenses related to certain intangible assets. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions also involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies which result in unanticipated costs, delays or allocation of resources;

•	difficulties in acquiring foreign companies, including risks related to integrating operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries;

•	the dilutive effect on earnings per share as a result of incurring operating losses and the amortization of acquired intangible assets for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our customers or those of the acquired companies, or breaching a significant or material contract due to the consummation of the acquisition;

•	impairing relationships with our employees or those of the acquired companies;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

The success of the operations of companies and technologies that we have acquired will often depend on the continued efforts of the management and key employees of those acquired companies. Accordingly, we have typically attempted to retain key employees and members of existing management of acquired companies under the overall supervision of our senior management. We have, however, not always been successful in these attempts at retention. Failure to retain key employees of an acquired company may make it more difficult to integrate or manage the business of the acquired company, may reduce the anticipated benefits of the acquisition by increasing costs, causing delays, or otherwise and may expose us to additional competition from companies these employees may join or form.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On October 28, 2005, the closing price of our common stock was $25.16. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile data, products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006; and

•	announcements or publicity relating to litigation and similar matters;

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

Our Search & Directory services link users, either directly through our Web sites or indirectly through the Web properties of our distribution partners, to third party Web pages and content in response to search queries. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed by us or our distribution partners, or how the content provided by our third-party content providers was obtained or provided by our content providers. Such claims could include: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services to our customers. As a result, these claims could result in material harm to our business.

Recently, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end-user’s computer. We partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners, and if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to the problematic downloadable application. In past instances where we have found that a partner is not in compliance, the partner has remedied the problem. However, recently, some partners have not been able to meet the new guidelines imposed by us or some of our content providers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications.

We continue to work very closely with some of our major content providers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our existing distribution partners to ensure they continue to deliver quality traffic. If many current and future distribution partners are unable to meet the requirements and guidelines promulgated by our content providers or by law, we may not be able to continue to provide certain or any content to these partners which could have a material adverse effect on our financial results.

We are subject to legal proceedings that could result in liability and damage our business.

We have been, and expect to continue to be, subject to various legal proceedings and claims. Such proceedings and claims, even if not meritorious, may require the expenditure of significant financial and managerial resources, which could materially harm our business. Litigation and legal proceedings are inherently uncertain and we may not prevail in these legal proceedings. If we do not prevail, we could be subject to monetary damages and other remedies that could adversely impact our financial position or operations. We cannot predict whether future claims will be made or the ultimate resolution of any current or future claim. For an expanded discussion of material pending legal proceedings, see Note 6 to our unaudited Condensed Consolidated Financial Statements.

Our efforts to increase our presence in markets outside the United States may be unsuccessful and could result in losses.

We have limited experience in developing localized versions of our products and services internationally, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of relationships with our customers, distribution and content partners and other third parties.

As the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. Some of our domestic competitors who have more resources than we do may be able to more quickly and comprehensively develop and grow in the international markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, the costs of acquiring existing foreign companies and the integration of such companies with existing operations, expenditure of resources in developing customer and distribution relationships and the increased costs of supporting remote operations.

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

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; Waltham, Massachusetts; Papendrecht, The Netherlands; and Hamburg, Germany. Although we have completed our disaster and redundancy planning for certain of our business critical systems so that some are now redundant across two physical locations, we have not yet completed our disaster recovery and redundancy planning for others. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees, who are generally employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Additional realignments of resources, reductions in workforce or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

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

Most of our revenues from our Search & Directory business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the content provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. This model exposes us to the risk of invalid click activity, such as occurs when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or by a competitor of the advertiser to increase the advertising expense of the advertiser. When such invalid click activity is detected, content providers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners or our own Web sites, our content providers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the content provider pays us. If we or our content providers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the content provider because such invalid clicks will not lead to potential revenue for such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could lead to a loss of advertisers and revenue to our content providers and consequently to fewer fees paid to us. Additionally, if we are unable to effectively detect and stop invalid click activity that may originate from our own Web sites or the Web properties of our distribution partners, our content providers may impose restrictions on our ability to provide their commercial search results on our own Web sites or to our current and future distribution partners, which could have a materially negative impact on our financial results. Although we and our content providers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

Intense competition in the search, directory and mobile markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

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

Several federal or state laws, including the following, could impact our business. Federal laws include those designed to restrict the on-line distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for on-line services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services. Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end-user’s computer.

We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission (“FTC”) requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

The FTC has recommended to search engine providers that paid-ranking search results be delineated from non-paid results. To the extent that the FTC may in the future issue specific requirements regarding the nature of such delineation, which would require modifications to the presentation of search results, revenue from the affected search engines could be negatively impacted.

Due to the nature of the Internet, it is possible that the governments of states and foreign countries might attempt to regulate Internet transmissions or institute proceedings for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

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

Our market risks at September 30, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See the litigation disclosure under the subheading “—Litigation” in Note 6 to our unaudited Condensed Consolidated Financial Statements.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

InfoSpace, Inc. has a stock repurchase plan that authorizes us to purchase up to $100 million of our common stock in open-market transactions through May 12, 2006. The following are details of repurchases under this plan for the period covered by this report:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet be Purchased Under the Plan
July 1, 2005 through July 31, 2005	267,000	$32.61	267,000	$80,215,277
August 1, 2005 through August 31, 2005	1,730,000	$24.52	1,730,000	$37,798,143
September 1, 2005 through September 30, 2005	—	—	—	$37,798,143

Total	1,997,000	$25.60	1,997,000

(1) On May 13, 2005, our Board of Directors approved a stock repurchase plan that authorizes us to purchase up to $100 million of our common stock in open-market transactions through May 12, 2006. The plan was announced on May 16, 2005. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Our Board of Directors also authorized that the stock purchases may be made pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We instituted a 10b5-1 plan to allow us to repurchase shares during a period when we would normally not be active in the market due to our internal trading blackout periods and the stock purchases in July 2005 occurred under such plan. No purchases were made in September 2005.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

Not applicable with respect to the current reporting period.

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

10.2	Restated 1996 Flexible Stock Incentive Plan, including amendments

10.26(1)	Employment Agreement dated as of August 3, 2005 between InfoSpace, Inc. and Steve Elfman

10.27(2)	Employment Agreement dated as of November 15, 2005 between InfoSpace, Inc. and Stephen Davis

10.28(3)	Sixth Amendment dated September 26, 2005, to that certain lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on August 4, 2005

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on September 27, 2005

(3)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on September 29, 2005

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David E. Rostov
David E. Rostov
Chief Financial Officer (Principal Financial Officer)

Dated: November 1, 2005

INDEX TO EXHIBITS

10.2	Restated 1996 Flexible Stock Incentive Plan, including amendments

10.26(1)	Employment Agreement dated as of August 3, 2005 between InfoSpace, Inc. and Steve Elfman

10.27(2)	Employment Agreement dated as of November 15, 2005 between InfoSpace, Inc. and Stephen Davis

10.28(3)	Sixth Amendment dated September 26, 2005, to that certain lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on August 4, 2005

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on September 27, 2005

(3)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on September 29, 2005