Form 10-K
period 2005-12-31
INFOSPACE INC
filed 2006-02-23
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant outstanding as of June 30, 2005, based upon the closing price of Common Stock on June 30, 2005 as reported by Nasdaq, was $1,063.8 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2006, 31,081,054 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 8, 2006 (the “Proxy Statement”).

ITEM 1.	Business

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the wireless and Internet software and application services industry generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under Item 1A. “Risk Factors—Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock” and elsewhere in this report.

On September 13, 2002, we effected a one-for-ten reverse split of our issued and outstanding common stock. Historical share numbers and prices throughout this Annual Report on Form 10-K are split-adjusted.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a provider and publisher of mobile content, products and services that enhance the wireless experience, assisting consumers with finding information, personalization and entertainment on the mobile phone. We also use our technology, including metasearch, to power our own branded Web sites and provide private-label online search and directory services to distribution partners. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We also have facilities in Los Angeles and San Mateo, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; Papendrecht, The Netherlands; and Hamburg, Germany. Our common stock is listed on the Nasdaq Stock Market under the symbol “INSP.”

We focus on two businesses: Mobile and Search & Directory, and have expanded both businesses, including the acquisition of an online directory company and mobile content and application businesses. We plan to leverage our intellectual capital and core competencies to focus more on mobile applications, products, and services. As part of this plan, in early 2006 we realigned our operations to a functional organization structure, eliminating the separate business units of Mobile and Search & Directory, and plan to expand our mobile media offerings, leverage our online search and directory technology and applications for mobile devices, and expand our distribution channels.

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

MOBILE

Our Mobile business provides media products and content to mobile operators and portal and infrastructure services that enable mobile operators to deliver content and programming across multiple devices to their subscribers. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers.

Our Mobile business generates revenue primarily from transaction fees and, to a lesser extent, subscriber fees, revenue sharing fees, set-up fees and professional service fees. As of December 31, 2005, we had relationships with many leading mobile operators, including Cingular Wireless, T-Mobile, Verizon Wireless and Virgin Mobile US, and record labels including UMG Recordings, Sony BMG and Warner Music Group.

Competitors include mobile application providers, mobile application aggregators, mobile application enablers, entertainment and other digital media companies, and the mobile operators themselves.

SEARCH & DIRECTORY

Our search and directory services enable Internet users to locate information, merchants, individuals and products online. We offer search and directory services through our branded Web sites, Dogpile.com, Switchboard.com, InfoSpace.com, Webcrawler.com and MetaCrawler.com, as well as through the Web properties of distribution partners. Partner versions of our search and directory services are generally private-labeled and delivered with each distribution partner’s unique requirements.

Our Search properties enable Internet users to locate relevant information, merchants and products online. We deliver results from leading search engines, including Yahoo! and Google, among others. Our search offerings differ from most other mainstream search services in that they provide “metasearch” technology that selects results from several search engines. We offer search services through our own Web sites, as well as through the Web properties of distribution partners including WhenU.com, WebSearch.com, Cablevision, Verizon Online, ZapMeta.com and others. The majority of search revenue growth since 2004 was generated through the growth of existing distribution partners and the addition of new distribution partners.

Our directory services include online yellow and white pages services. InfoSpace directory properties help Internet users find local and national merchants and individuals in North America. We offer directory services through our branded Web sites, such as Switchboard.com and InfoSpace.com, as well as through distribution partner relationships. We obtain the underlying directory listings primarily through our relationships with Verizon and Yellowpages.com.

We compete against other providers of Web search services, major Internet portals and Web-based directories. We also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

Seasonality

Our online search and directory services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our mobile products and services may also be subject to seasonality based on the timing of consumer product cycles and other factors, such as the timing of new mobile phone sales.

International Operations

We currently maintain facilities in the United States, the United Kingdom, Germany and The Netherlands.

We have historically generated most of our revenues from customers in the United States. Revenue generated in the United States accounted for 93% in 2005, 93% in 2004 and 88% in 2003 of our total revenues in those years.

Revenue Sources

Our revenues are derived from products and services delivered to our customers and distribution partners across our two businesses, Mobile and Search & Directory. We derive a significant portion of our revenue from a small number of customers and we expect that this concentration will continue in the foreseeable future. Cingular Wireless, Yahoo! and Google each accounted for more than 10% of our revenues in 2005.

Mobile Revenue:    We earn revenues, typically through agreements with mobile operators, for the delivery of mobile media download products, such as ringtones, graphics and games, as well as services, which include subscriber usage, hosting and maintenance services, and professional services. We recognize revenue from a media download product when it is delivered. We recognize subscriber usage revenues based on a fee per user or per usage by the end user. We recognize revenue from hosting services and maintenance of such services in the period in which the service is provided. We sometimes earn one-time user set-up fees, which are generally amortized over the term of the customer contract. We also generate revenues from professional services, which are recognized as revenue in the period in which the work is completed and accepted by the customer.

Search & Directory Revenue:    We generate revenues from our Web search and directory services when an end user of our services generates a paid search at our Web site. We also generate revenues from paid searches through a distribution partner’s Web property. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to us by our customer content providers. We also generate advertising revenues by selling banner, button and text-link advertisements based on cost per search or page view, which are recognized when the services are delivered.

Product Development

We believe that our technology is essential to successfully implement our strategy of expanding and enhancing our products and services, expanding in the mobile media market and maintaining the attractiveness and competitiveness of our products and services. Product development expenses were $31.2 million in the year ended December 31, 2005, $23.1 million in the year ended December 31, 2004, and $17.8 million in the year ended December 31, 2003.

Intellectual Property

Our success depends significantly upon our technology. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and non-use agreements that contain provisions prohibiting the unauthorized disclosure and use of our confidential and proprietary information and that transfer to us any rights they may have in copyrightable works or patentable technologies that they may develop while under our employ. In addition, prior to entering into discussions with third parties regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements with distribution partners provides that we retain ownership of all patents and copyrights in our technologies and requires them to display our patent, copyright and trademark notices.

We hold over 50 U.S. registered trademarks and over 100 foreign trademarks registered in various countries. We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks in the U.S. and foreign countries, as appropriate. We may not be successful in obtaining registration for the service marks and trademarks for which we have applied.

We hold over 30 U.S. and foreign patents. Our issued patents relate to our online directory, advertisement and location services, among others. We are currently pursuing certain pending U.S. and foreign patent applications that relate to various aspects of our technology. We anticipate on-going patent application activity in the future. However, patent claims may not be issued and, if issued, may be challenged or invalidated by third parties. In addition, issued patents may not provide us with any competitive advantages.

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

Companies and individuals in the arts and entertainment industry, as well as in the Internet software and application services industry, have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of others’ proprietary rights which are sometimes not clear or may change. From time to time, we have received, and may receive in the future, notice of claims of infringement of others’ proprietary rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

MetaCrawler License Agreement.    We hold an exclusive, perpetual worldwide license, subject to certain limited exceptions, to the MetaCrawler intellectual property and related search technology from the University of Washington, which we use in our Search business.

Competition

We operate in the mobile entertainment, personalization and services markets and online search and directory markets, which are extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for mobile entertainment, personalization and services and Internet applications are:

•	our customers going direct to our distribution partners or our third party content providers;

•	the ability to meet the specific information and service demands of a particular Web property, mobile device or platform;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers, subscribers and other end users;

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web property, mobile device or platform; and

•	the ability to meet the needs of mobile operators and other major customers.

Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

•	Our distribution partners and third party content providers are also our competitors.

•	Our mobile services compete with mobile application aggregators, mobile application enablers, media companies, content developers and publishers, and in-house information technology departments of mobile operators and device manufacturers.

•	Our search services compete with search providers and Internet portals such as Google, Yahoo! and Microsoft’s MSN. Our online directory services compete with Internet portals and print and Web-based directories. These services also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising market. Other information services we provide compete with specialized content providers.

•	In international markets, we compete with local companies which may have a competitive advantage due to their greater understanding of and focus on a particular local market.

We expect that in the future we will experience competition from other Internet application and mobile services companies, as well as from content providers. Some of these companies are currently customers, distribution partners or content providers of ours, the loss of which could harm our business.

Many of our current customers have established relationships with some of our current and potential future competitors. Some of our customers are also our competitors. If our competitors develop software and application services that are superior to ours, or that achieve greater market acceptance than ours, our business will suffer.

Governmental Regulation

Because of the increasing use of the Internet and wireless devices, U.S. and foreign governments have adopted or may in the future adopt laws and regulations relating to the Internet or use of wireless devices, addressing issues such as user privacy, security, pricing, age verification, content, taxation, copyrights, distribution, advertising and product and services quality.

Recent concerns regarding Internet and wireless device user privacy have led to the introduction of U.S. federal and state legislation to protect user privacy. Existing laws regarding user privacy that we may be subject to include the Children’s Online Privacy Protection Act, which regulates the online and, in some interpretations, wireless collection of personal information from children under 13, and the Gramm-Leach-Bliley Act, which regulates the collection and processing of personal financial information. Also, with respect to our tournament games, certain states regulate the provision of prizes for mobile games or other contests, and other states may adopt similar regulations. In addition, the Federal Trade Commission (the “FTC”) has initiated investigations and hearings regarding Internet user privacy and data security, which could result in rules or regulations that could adversely affect our business. Various states have likewise sought to regulate advertising, privacy and data security in ways that may affect the collection, use and disclosure of information. For example, California has passed several laws relating to the collection, storage and distribution of personal information, requiring in part the posting of a privacy policy and disclosure of how information is shared with third parties for marketing purposes. We could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, to distribute or collect user information or impose new data security costs on us.

Countries outside of the United States may have more restrictive privacy laws. The European Union, for example, strictly regulates the collection, use and transfer of personal information of European residents. Further, information lawfully collected in the European Union may not be transferred for processing outside Europe to a country that lacks adequate protections. The European Union has deemed the U.S. to lack such protections and transfers of personal information gathered in Europe to the United States are only permitted under limited circumstances. Other countries such as Canada follow the European model. These and similar restrictions may limit our ability to collect and use information regarding Internet users in those countries.

We may be subject to provisions of the Federal Trade Commission Act and similar state laws that regulate advertising in all media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The FTC and various state attorneys general have recently brought actions charging deceptive advertising via the Internet and may actively monitor Internet advertising. The United States and various individual states have also enacted restrictions on advertising through other media. For example, in the United States, the Telephone Consumer Protection Act and the recently enacted “Do Not Call” legislation regulate the manner in which we may advertise goods and services via telephones and facsimiles.

Other countries similarly regulate direct and indirect marketing. For example, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags as well as the sending of unsolicited communications.

We may also be subject to the provisions of the Child Online Protection Act, which restricts the distribution of certain materials deemed harmful to children. The Act is also designed to restrict access to such materials by children, and accordingly, the provisions of this Act may apply to certain Internet and wireless product and service providers even though such companies are not engaged in the business of distributing the harmful materials. Although some court decisions have cast doubt on the constitutionality of the Act, and we have instituted processes for voluntary compliance with provisions of the Act that may be relevant to our business, the Act could subject us to liability.

These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some countries, and liabilities which might be incurred through lawsuits or regulatory penalties. For example, numerous states now require that companies notify individuals of security breaches that may result in third parties gaining unauthorized access to certain types of personal information. We believe we take reasonable steps to protect the security and confidentiality of the information we collect and store but there is no guarantee that third parties will not gain unauthorized access despite our efforts or that we will not incur costs in complying with our notification obligations under such circumstances.

Employees

As of February 17, 2006, we had approximately 620 employees. None of our employees are represented by a labor union and we consider employee relations to be positive. There is significant competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Executive Officers and Directors of the Registrant

The following table sets forth certain information as of February 17, 2006 with respect to our executive officers and directors:

Name	Age	Position
James F. Voelker	54	Chairman, Chief Executive Officer and President
David E. Rostov	40	Chief Financial Officer
Edmund O. Belsheim, Jr.	53	Chief Administrative Officer and Director
Stephen J. Davis	44	President, Mobile and Online Media
Steven L. Elfman	50	Executive Vice President, Technology and Operations and Managing Director of Europe
Brian T. McManus	48	Executive Vice President, Sales and Business Development
Allen M. Hsieh	45	Chief Accounting Officer and VP Financial Operations
John E. Cunningham, IV	48	Director
Jules Haimovitz	55	Director
Richard D. Hearney	66	Director
Rufus W. Lumry, III	59	Director
Lewis M. Taffer.	58	Director
George M. Tronsrue, III	49	Director
Vanessa A. Wittman	38	Director

James F. Voelker has served as our Chairman and Chief Executive Officer since December 2002, and also as President since December 2005. He also held the title of President from December 2002 to April 2003. He has served as a director since July 2002. Mr. Voelker served as President and a director of NEXTLINK Communications, Inc. (now XO Communications, Inc.), a broadband communications company, from inception in 1994 through 1998. Prior to NEXTLINK, he served as Chief Executive Officer and a director of U.S. Signal, a full service competitive local exchange carrier.

David E. Rostov was appointed Chief Financial Officer in April 2003. From March 2001 to November 2002, he served as Chief Financial Officer of Apex Learning Inc., a provider of online advanced placement courses for U.S. high schools. From May 2002 to November 2002, he also served as acting Chief Operating Officer of Apex Learning. Prior to Apex Learning, he served as Chief Financial Officer of drugstore.com, Inc., an online drugstore, from January 1999 to January 2001. We recently announced that Mr. Rostov plans to resign during the first half of 2006 to pursue other opportunities.

Edmund O. Belsheim, Jr. has been a director since January 2001. Mr. Belsheim joined us in November 2000 as Senior Vice President and General Counsel, and was appointed Chief Operating Officer in January 2001 and

Chief Administrative Officer in April 2003. He also served as President from July 2001 to December 2002. From April 1999 to November 2000, Mr. Belsheim was a partner at Perkins Coie LLP, a Seattle-based law firm. From 1996 to 1998, Mr. Belsheim served as Vice President, Corporate Development, General Counsel and Secretary of Penford Corporation, a maker of specialty starches. He also served as Senior Vice President, Corporate Development, General Counsel and Secretary of Penwest Pharmaceuticals Co., an oral drug delivery technology and products company. Prior to joining Penford Corporation, Mr. Belsheim was a member of the law firm Bogle & Gates, P.L.L.C.

Stephen J. Davis joined us in November 2005 as President, Mobile Media and was appointed President, Mobile and Online Media in January 2006. Prior to joining us, Mr. Davis was a production consultant from June 2005 to November 2005. From February 2004 to June 2005, Mr. Davis served as President of Granada America (the dba of Granada International Media, Inc.), the U.S.-based production and development division of ITV plc, one of Europe’s largest media companies. From September 1999 to January 2004, Mr. Davis was President and Chief Executive Officer of Carlton America (the dba of Carlton International Media Inc.), which became known as Granada America after it was acquired by Granada in 2004, and also served as a director of Carlton International Media Limited, a global distribution company of television programs and feature films. From January 1997 to September 1999, Mr. Davis served as President and Chief Executive Officer of Hamdon Entertainment, at that time one of the world’s largest distributors of made-for-television movies. Mr. Davis serves as co-chairman of the National Association of Television Program Content Executives, a non-profit association of television program executives. He is also a member of the British Academy of Film and Television Arts, the Academy of Television Arts and Sciences and the Hollywood Radio and Television Society.

Steven L. Elfman was appointed Executive Vice President, Technology and Operations and Managing Director of Europe in August 2005, after serving as Vice President-Mobile Operations from November 2004 to July 2005, and as Chief Technology Officer and Vice President-Engineering and Operations from July 2003 to November 2004. From May 2003 to July 2003, he was a consultant to Accenture Ltd., a consulting company. From September 2001 to May 2003, Mr. Elfman served as Executive Vice President of Operations at Terabeam Corp., a provider of fiberless optics communications. He also served as Terabeam’s Executive Vice President Network Operations and Chief Information Officer from December 2000 to September 2001, and as Senior Vice President Customer and Corporate Services and Chief Information Officer from April 2000 to December 2000. From July 1997 to April 2000, Mr. Elfman was Senior Vice President and Chief Information Officer at AT&T Wireless Services, Inc.

Brian T. McManus joined us in April 2003 as Executive Vice President, Search and Directory and was appointed Executive Vice President Sales and Business Development in January 2006. From April 2000 to October 2002, he served as Vice President of Corporate Development at Internet service provider Epoch Internet. From October 1999 to April 2000, he served as Chief Operating Officer of Bazillion Inc., an Internet service provider. From December 1993 to October 1999, he served in a variety of executive positions in Seattle area technology companies, including Chief Executive Officer of Intermind Corporation, an open-source software company, and Chief Executive Officer of AccessLine Technologies Inc., a telecommunications company.

Allen M. Hsieh joined us in June 2003 as Chief Accounting Officer and Vice President Financial Operations. From February 2000 to March 2003, he served as Vice President Finance at Terabeam Corp., a provider of fiberless optics communications. Prior to Terabeam he served in various positions at PricewaterhouseCoopers LLP, a big four accounting firm, from July 1985 to February 2000, and the last two years as a partner in their accounting and auditing practice.

John E. Cunningham, IV has served as a director of InfoSpace since July 1998. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P., a private equity investment partnership, since February 1998. Since January 2004, he has served as a non-executive chairman of the board of Citel Technologies, Inc., a telecommunications company. From April 1995 until February 2003, he served as President of Kellett Investment Corporation, an investment fund for private companies. Mr. Cunningham is on the Board of Directors of Petra Capital, LLC and Revenue Science, Inc. (formerly digiMine.com), and also serves as an advisor to Petra Growth Fund, L.P.

Jules Haimovitz was appointed as a director in October 2005. Since July 2002, Mr. Haimovitz has served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc, including President of MGM Networks Inc., a wholly-owned subsidiary, Executive Consultant to the CEO, and Chair of the Library Task Force. From July 1997 to February 1999, he served as President and Chief Operating Officer of King World Productions, Inc., a leading worldwide distributor of first-run programming. Mr. Haimovitz has also served in executive positions at Diva Systems Corporation, a leading supplier of Video on Demand (VOD) technology, ITC Entertainment Group, Spelling Entertainment Inc. and Viacom Inc. Mr. Haimovitz is on the Board of Directors of TVN Entertainment Corporation and GNet Productions.

Richard D. Hearney has served as a director since September 2001. General Hearney served as President and Chief Executive Officer of Business Executives for National Security, an organization focusing on national security policy, from December 2000 to April 2002. He joined McDonnell Douglas Corporation in 1996 and served as Regional Vice President of Business Development—Western Europe until the acquisition of McDonnell Douglas by The Boeing Company in 1997, and subsequently served as Vice President of the Military Aircraft and Missile Systems Group of Boeing until November 1999. General Hearney served in the United States Marine Corps for over 35 years, and retired from military service in 1996 as Assistant Commandant of the Marine Corps. General Hearney currently serves on the Board of Directors of AOptix Technologies, Inc.

Rufus W. Lumry, III has served as a director of InfoSpace since December 1998. Since September 1992, Mr. Lumry has served as President of Acorn Ventures, Inc., a venture capital firm he founded. Prior to founding Acorn Ventures, Mr. Lumry served as a director and Chief Financial Officer of McCaw Cellular Communications. Mr. Lumry was one of the founders of McCaw Cellular in 1982, and retired from McCaw Cellular in 1990 as Executive Vice President and Chief Financial Officer.

Lewis M. Taffer has served as a director since June 2001. Mr. Taffer is currently an independent management consultant. From January 2004 to January 2005, Mr. Taffer served as Executive Vice President, Acquisition Marketing of America Online. From May 2001 through December 2003, Mr. Taffer was an independent consultant specializing in marketing, business development and strategic partnerships. From 1979 through May 2001, Mr. Taffer served in various positions at American Express Company, most recently as Senior Vice President—Corporate Business Development.

George M. Tronsrue, III was appointed as a director in February 2003. Mr. Tronsrue is currently Co-Manager of Jericho Fund, LLC, an investment and consulting company. From January 2000 to March 2004, Mr. Tronsrue served as Chairman and Chief Executive Officer of Monet Mobile Networks Inc., a Seattle-based wireless Internet service provider. Monet Mobile filed for Chapter 11 bankruptcy protection in March 2004, and a U.S. trustee was appointed. From October 1997 to October 1999, Mr. Tronsrue was with XO Communications, Inc. (formerly NEXTLINK Communications, Inc.), a broadband communications company, where he served as Chief Operating Officer and was also appointed as President in July 1998. Prior to his tenure at XO Communications, Mr. Tronsrue was a member of the initial executive management team and served as Chief Operating Officer of American Communications Services, Inc. (later called e.spire Communications, Inc.), an Internet data and fiber infrastructure company. Mr. Tronsrue serves on the boards of directors of several private companies and charitable organizations.

Vanessa A. Wittman was appointed as a director in April 2003. Since March 2003, she has been Executive Vice President and Chief Financial Officer of Adelphia Communications Corporation, a cable television company. From February 2000 to March 2003, Ms. Wittman served as Chief Financial Officer of broadband network services provider 360networks Inc. 360networks filed for Chapter 11 bankruptcy protection in the U.S. and similar protection in Canada in June 2001, from which it emerged in November 2002. She served as Senior Director, Corporate Development for Microsoft Corporation from April 1999 to February 2000 and as Chief Financial Officer for Metricom, Inc., a wide-area wireless data solutions provider, from April 1997 to November 1998.

ITEM 1A.    Risk Factors

FACTORS AFFECTING OUR OPERATING RESULTS,

BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

RISKS RELATED TO OUR BUSINESS

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our products and services, the loss of which would have a material adverse effect on our financial results.

We rely on our relationships with distribution partners, including mobile operators, Web portals and software application providers, for distribution of our products and services. We generated approximately 46% of our total revenues through relationships with our top five distribution partners for the year ended December 31, 2005. We cannot assure you that these relationships will continue or result in benefits to us that outweigh the cost of the relationships. One of our biggest challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. In particular, our mobile operator distribution partners, including our largest distribution partner which represented approximately 28% of our total company revenues in 2005, may seek financial or competitive advantages by licensing content directly from our content providers, such as record labels, thereby reducing or eliminating the need for our products and services related to such content. In addition, other distribution partners may create their own products and services or also seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with these distribution partners, our financial results would be materially adversely affected.

Our mobile operator distribution partner agreements generally come up for renewal on an annual basis, and our agreements with most of our online search and directory distribution partners come up for renewal in 2006 and 2007. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. In particular, we are experiencing pricing pressure in our mobile business, and competition is increasing for consumer traffic in the search and directory markets. We anticipate that the cost of our content for our mobile products and services and the cost of our revenue sharing arrangements with our search distribution partners will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

Failure by us or our distribution partners to comply with the requirements imposed by our content providers relating to the distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the content provider to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our major search content providers, we may not be able to continue to provide content to such distribution partners, we may be liable to such content providers for certain damages they may suffer, and the content provider may terminate its agreement with us. Certain of our search content providers have notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future, we will be able to cure the breach. Our agreements with some of our major content providers give such content providers the ability to terminate their agreements with us immediately in the case of certain breaches, regardless of whether such breaches could be cured.

Additionally, agreements with our search content providers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require the rights we grant to our search distribution partners to be modified to comply with such amendments or interpretations. The agreements with our search distribution partners generally provide that we may modify the rights we grant to them to avoid being in conflict with the agreements with our search content providers. For example, recent changes by some of our search content providers such as Yahoo! and Google to their approval processes and guidelines with respect to downloadable applications through which content is provided to end users have resulted in some of our search distribution partners changing the manner in which they distribute their downloadable applications to end users to meet the new approval processes and guidelines. Other distribution partners have not been able to meet the new guidelines, and as a result we no longer provide the applicable content or any content, as the case may be, to such distribution partners or certain of their downloadable applications. Also, our search content providers have approval processes with respect to the redistribution of their content by our distribution partners. Some of our distribution partners that redistribute such content have not complied with such approval processes, and we no longer provide the applicable content to such partners or such partners no longer redistribute the content. If our search content providers impose additional restrictions, some of our distribution partners may be required to make changes to the manner in which they distribute their downloadable applications or may be required to cease redistributing the content. If such distribution partners are unable to meet the new restrictions, we may need to terminate our agreement with such distribution partners or no longer provide the applicable content to such partners.

The loss or reduction of content that we can make available to our distribution partners, as well as the termination of distribution or content provider agreements, for the reasons stated above, could have a material adverse effect on our financial results.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top five customers represented approximately 81%, 82% and 73% of our revenues in 2005, 2004 and 2003, respectively. Cingular Wireless, Yahoo! and Google each accounted for more than 10% of our revenues in 2005. Our principal agreements with these customers expire in 2006, 2008 and 2009, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If we lose any of these customers, are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer. Additionally, under certain of these agreements, we are required to generate a minimum amount of revenue. If we do not reach these minimums we may be required to compensate our partners for the difference between the guarantee and the shortfall. If such shortfall is substantial, it could have a material adverse effect on our financial results.

Our strategic direction is evolving, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. Since 2003, we have focused on our search and directory and mobile products and services. We continue to evaluate opportunities in a rapidly evolving market. We plan to leverage our intellectual capital and core competencies to focus more on mobile applications, products and services. As part of this plan, in early 2006, we realigned our operations to a functional organization structure, eliminating the separate business units of Mobile and Search & Directory, and plan to expand our mobile media offerings, leverage our search and directory technology and applications for mobile devices, and expand our distribution channels. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

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

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of December 31, 2005, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future including from the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or stock option expensing. Also, we expect to increase our operating expenditures to fund certain initiatives including new products and services and new distribution channels, such as a mobile direct to consumer business. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in each of our last ten fiscal quarters and on an annual basis for the fiscal years ended December 31, 2005 and 2004, we may not be able to sustain profitability on a quarterly or annual basis.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution or content relationships;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	increased costs related to investments for new initiatives, including new products and services and new distribution channels, such as a mobile direct to consumer channel;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely affect our ability to continue to acquire content and distribute our products and services, or the ability of our content providers or distribution partners to continue to provide us with their content or distribute our products and services;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	litigation expense;

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006; and

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our search, directory and mobile businesses are in young industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	retain and expand our existing mobile operator arrangements or expand into new distribution channels;

•	attract and retain distribution partners for our search and directory products;

•	attract and retain content partners;

•	manage our growth, control expenditures and align costs with revenues; and

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	alternatives to access the Internet or mobile devices;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries.

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

The success of the operations of companies that we have acquired will often depend on the continued efforts of the management and key employees of those acquired companies. Accordingly, we have typically attempted to retain key employees and members of existing management of acquired companies under the overall supervision of our senior management. We have, however, not always been successful in these attempts at retention. Failure to retain key employees of an acquired company may make it more difficult to integrate or manage the business of the acquired company, may reduce the anticipated benefits of the acquisition by increasing costs, causing delays, or otherwise and may expose us to additional competition from companies these employees may join or form.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On February 17, 2006, the closing price of our common stock was $23.41. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards, including the new accounting standard that requires us to expense the fair value of our employee stock options beginning in 2006; and

•	announcements or publicity relating to litigation and similar matters.

In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology company securities in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price. Our stock has been subject to such price and volume fluctuations in the recent past. Often, class action litigation has been instituted against companies after periods of volatility in the overall market and the price of such companies’ stock. If such litigation were to be instituted against us, even if we were to prevail, it could result in substantial cost and diversion of management’s attention and resources.

Our search and directory products and services may expose us to claims relating to how the content was obtained or distributed.

Our search and directory services link users, either directly through our Web sites or indirectly through the Web properties of our distribution partners, to third party Web pages and content in response to search queries. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed by us or our distribution partners, or how the content provided by our third-party content providers was obtained or provided by our content providers. Such claims could include the following: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services to our customers. As a result, these claims could result in material harm to our business.

Recently, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners, and if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our content providers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major content providers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. As stated above, these claims could result in material harm to our business.

Our efforts to increase our presence in markets outside the United States may be unsuccessful and could result in losses.

We plan to expand our mobile and search offerings internationally, particularly in Europe. We have limited experience in marketing and operating our products and services in international markets, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of relationships with our distribution and content partners and other third parties.

As the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. Some of our domestic competitors who have substantially greater resources than we do may be able to more quickly and comprehensively develop and grow in the international markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, the costs of acquiring foreign companies and the integration of such companies with our operations, expenditure of resources in developing distribution and content relationships and the increased costs of supporting remote operations. Although our revenues from our European offerings have increased in absolute dollars, they have remained relatively the same as a percentage of our overall revenues.

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

Our systems could fail or become unavailable, which could harm our reputation, result in a loss of current and potential customers and cause us to breach agreements with our partners.

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

If the volume of traffic to our products and services increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. Due to the number of our customers and the products and services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

Furthermore, we have entered into service level agreements with most of our mobile operator customers and certain other customers. These agreements generally call for specific system up times and 24/7 support and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to penalties under those agreements, harm our reputation and result in the loss of customers and distribution partners.

The security measures we have implemented to secure information we collect and store may be breached, which could cause us to breach agreements with our partners and expose us to potential investigation and penalties by authorities and potential claims by persons whose information was disclosed.

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

We may be subject to liability for our use or distribution of information that we gather or receive from third parties.

We obtain content and commerce information from third parties. When we distribute this information, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which may expose us to legal liability as well. We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, negligence, defamation, invasion of privacy or product or service liability. We are also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information. If we do not comply with these laws and regulations, we may be exposed to legal liability.

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

In addition to patent claims, third parties may make claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time.

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

Most of our revenues from our search and directory business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the content provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. This model exposes us to the risk of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or when a competitor of the advertiser clicks on the advertiser’s search result to increase the advertising expense of the advertiser. When such invalid click activity is detected, content providers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners’ Web properties or our own Web sites, our content providers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the content provider pays us. If we or our content providers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the content provider because such invalid clicks will not lead to potential revenue for such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could lead to a loss of advertisers and revenue to our content providers and consequently to fewer fees paid to us. Additionally, if we are unable to detect and stop invalid click activity that may originate from our own Web sites or the Web properties of our distribution partners, our content providers may impose restrictions on our ability to provide their commercial search results on our own Web sites or to our current and future distribution partners, which could have a materially negative impact on our financial results. Although we and our content providers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees, who are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives.

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

Like many technology companies, we use stock options to recruit technology professionals and senior level employees. Our stock options, which typically vest over a four-year period, are one of the means by which we motivate long-term employee performance. Recent changes in accounting treatment of options requiring us to expense the fair value of our employee stock options beginning in 2006 may make it difficult or overly expensive for us to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake will be successful in motivating and retaining our employees.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

Intense competition in the mobile, search, and directory markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the wireless and search and directory markets, which are extremely competitive and rapidly changing. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services than we can. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Many of our customers have established relationships with some of our competitors. If these competitors develop products and services that compete with ours, we could lose market share and our revenues could decrease. Additionally, our financial results could be adversely affected as well if our distribution partners create their own products and services that compete or replace the products and services we provide.

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

The Internet industry (including the search and directory segments) and the wireless industry have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	our distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our distribution partners could merge with each other, which could reduce our ability to negotiate favorable terms;

•	competitors could improve their competitive positions through strategic acquisitions; and

•	companies from whom we acquire content could acquire or be acquired by one of our competitors and stop licensing content to us, or gain additional negotiating leverage in their relationships with us.

Security breaches may pose risks to the uninterrupted operation of our systems.

Our networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. Subscribers to some of our services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to a risk of loss or litigation and liability.

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

The growth and development of the Internet and wireless communication have led to new laws and regulations, as well as the application of existing laws to wireless communications and the Internet. Application of these laws can be unclear. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

Several federal or state laws could impact our business. Federal laws include those designed to restrict the online distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for online services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services. Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer.

We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission (the “FTC”) requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

We rely on the infrastructure of the Internet and of wireless networks, over which we have no control and the failure of which could substantially undermine our operations.

Our success depends, in large part, on other companies maintaining the Internet system infrastructure and mobile operators who distribute our mobile content and services to maintain their proprietary wireless networks. In particular, with respect to the Internet, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. With respect to wireless networks, we depend on mobile operators to maintain their wireless networks so as to provide adequate speed, data capacity and security and that enable reliable mobile access to our products and services.

As the Internet and usage of mobile services continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure and the wireless networks of mobile operators may be unable to support the demands placed on them, and the Internet’s and mobile operators’ networks performance or reliability may suffer as a result of this continued growth. Some of the companies that we rely upon to maintain network infrastructure may lack sufficient capital to support their long-term operations. The failure of the internet infrastructure or wireless networks would substantially undermine our operations and may have a material adverse effect on our financial results.

ITEM 1B.    Unresolved Staff Comments

Not applicable.

ITEM 2.    Properties

Our principal corporate office is located in Bellevue, Washington, and we have business operations in: Los Angeles and San Mateo, California; Waltham and Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; Papendrecht, The Netherlands; and Hamburg, Germany. Our Bellevue and Woking facilities are utilized by both our Search & Directory and Mobile businesses; our Westborough facilities are utilized by our Search & Directory business; and our Los Angeles, San Mateo, Eastleigh, Papendrecht and Hamburg facilities are utilized by our Mobile business. We have data centers in Bellevue and Seattle, Washington, Los Angeles, California, Waltham, Massachusetts, Papendrecht, The Netherlands, and Hamburg, Germany. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near term needs.

ITEM 3.    Legal Proceedings

See Note 8—Commitments and Contingencies of the Notes to Consolidated Financial Statements (Item 8) for information regarding legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal Year Ending December 31, 2005:
First Quarter	$48.70	$36.68
Second Quarter	$46.60	$28.90
Third Quarter	$36.81	$21.90
Fourth Quarter	$28.42	$21.36

Fiscal Year Ending December 31, 2004:
First Quarter	$40.87	$23.05
Second Quarter	$45.85	$30.00
Third Quarter	$48.50	$26.50
Fourth Quarter	$57.92	$43.02

On February 17, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $23.41 per share. As of February 17, 2006, there were approximately 1,000 holders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information is incorporated by reference from our Proxy Statement.

Issuer Purchases of Equity Securities

We have a stock repurchase plan that authorizes us to purchase up to $100 million of our common stock in open-market transactions through May 12, 2006. The following are details of repurchases under this plan and outside of this plan for the fourth quarter of 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value that May Yet be Purchased Under the Plan
October 1, 2005 through October 31, 2005	—	$—	—	$37,798,143
November 1, 2005 through November 30, 2005	304,039	$26.67	300,000	$29,801,043
December 1, 2005 through December 31, 2005	—	$—	—	$29,801,043

Total	304,039	$26.67	300,000

(1)	On May 13, 2005, our Board of Directors approved a stock repurchase plan that authorizes us to purchase up to $100 million of our common stock in open-market transactions through May 12, 2006. The plan was announced on May 16, 2005. A total of 300,000 were purchased under this plan in the fourth quarter of 2005. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock. Our Board of Directors also authorized that the stock purchases may be made pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. No repurchases under a 10b5-1 plan were made during the fourth quarter of 2005. An additional 4,039 shares were purchased outside of the repurchase plan on November 23, 2005 from two shareholders at a price of $27.81 per share, which was the closing price of our stock on such date as reported by Nasdaq. The shares were repurchased in privately negotiated transactions from two shareholders who originally received the shares in February 2005 in connection with an exchange of exchangeable shares of Locus Dialogue, Inc., a Canadian subsidiary that we acquired in 2001, for our shares. The repurchased shares were retired and resumed the status of authorized but unissued shares of common stock and no additional repurchases of such shares are contemplated.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	2005	2004	2003	2002	2001 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$339,968	$249,354	$132,230	$114,972	$146,565
Operating expenses:
Content and distribution	145,351	92,688	27,583	15,026	20,568
Systems and network operations	21,375	14,220	10,988	16,101	24,587
Product development	31,203	23,142	17,781	29,128	36,631
Sales and marketing	31,062	23,486	17,487	19,433	32,889
General and administrative	40,234	36,348	32,225	42,687	52,517
Depreciation	9,061	6,974	10,819	18,089	18,733
Amortization of intangible assets	15,265	9,920	6,819	12,854	199,777
Impairment of goodwill and other intangible assets	—	—	1,151	76,385	107,729
Acquisition and related charges	—	—	—	—	(3,504)
Restructuring charges	—	222	11,722	1,814	17,392
Other, net	—	(3,203)	1,529	4,167	11,505

Total operating expenses	293,551	203,797	138,104	235,684	518,824

Operating income (loss)	46,417	45,557	(5,874)	(120,712)	(372,259)
Gain (loss) on investments	154	425	(11,997)	(20,940)	(108,158)
Other income, net (2)	89,322	4,991	8,190	6,932	16,902

Income (loss) from continuing operations before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	135,893	50,973	(9,681)	(134,720)	(463,515)
Minority interest	—	—	—	—	(17)
Income tax benefit (expense)	23,475	29	607	(430)	(664)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	159,368	51,002	(9,074)	(135,150)	(464,196)
Discontinued operations (3):
Income (loss) from discontinued operations, net of taxes	—	2,277	2,755	(3,481)	(34,712)
Gain on sale of discontinued operations, net of taxes	—	29,122	—	—	—
Cumulative effect of change in accounting principle (4)	—	—	—	(206,619)	(3,171)

Net income (loss)	$159,368	$82,401	$(6,319)	$(345,250)	$(502,079)

Basic income (loss) per share:
Income (loss) from continuing operations	$4.94	$1.59	$(0.29)	$(4.41)	$(14.59)
Income (loss) from discontinued operations	—	0.98	0.09	(0.11)	(1.09)
Cumulative effect of change in accounting principle	—	—	—	(6.74)	(0.10)

Basic net income (loss) per share	$4.94	$2.57	$(0.20)	$(11.26)	$(15.78)

Shares used in computing basic net income (loss) per share	32,284	32,109	31,232	30,656	31,822

Diluted income (loss) per share:
Income (loss) from continuing operations	$4.47	$1.40	$(0.29)	$(4.41)	$(14.59)
Income (loss) from discontinued operations	—	0.86	0.09	(0.11)	(1.09)
Cumulative effect of change in accounting principle	—	—	—	(6.74)	(0.10)

Diluted net income (loss) per share	$4.47	$2.26	$(0.20)	$(11.26)	$(15.78)

Shares used in computing diluted net income (loss) per share	35,616	36,541	31,232	30,656	31,822

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$375,373	$321,814	$295,323	$276,218	$293,771
Working capital	397,669	309,411	353,659	287,228	199,897
Total assets	743,379	626,094	492,315	481,396	837,005
Total stockholders’ equity	664,971	562,396	446,532	448,136	782,588

(1)	The share amounts for this year have been retroactively adjusted to give effect to the one-for-ten reverse stock split of our common stock consummated in September 2002.
(2)	In 2005, we received proceeds of $83.2 million from the settlement of several outstanding litigation matters and recognized a gain of $79.3 million comprised of the settlement proceeds and interest, less $3.9 million in legal fees.
(3)	We consummated the sale of our Payment Solutions business on March 31, 2004, and the operating results and gain from the sale of this business have been presented as discontinued operations for all periods presented.
(4)	We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002. We recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, which was related to impairment of goodwill. This amount was determined based on an independent valuation of our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit. On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded a charge of $3.2 million to record warrants held to purchase stock in other companies at their fair value as of January 1, 2001 as a cumulative effect of change in accounting principle.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled Item 1A. “Risk Factors—Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock,” as well as those discussed elsewhere herein. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a provider and publisher of mobile content, products and services that enhance the wireless experience, assisting consumers with finding information, personalization and entertainment on the mobile phone. We also use our metasearch technology to power our own branded Web sites and provide private-label online search and directory services to distribution partners. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have facilities in Los Angeles and San Mateo, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; Papendrecht, The Netherlands; and Hamburg, Germany. Our common stock is listed on the Nasdaq Stock Market under the symbol “INSP.”

In 2003 and 2004, we tightened our strategic focus to two businesses: Mobile and Search & Directory. We sold our Payment Solutions business for $82.0 million in cash and sold or otherwise disposed of other non-core services, expanded both our Mobile and Search & Directory businesses, which included the acquisition of complimentary businesses, including mobile content and application businesses and an online directory company. We plan to leverage our intellectual capital and core competencies to focus more on mobile applications, products, and services. As part of this plan, in early 2006, we realigned our operations to a functional organization structure, eliminating the separate business units, and plan to expand our mobile media offerings, leverage our online search and directory technology and applications for mobile devices, and expand our distribution channels.

Our Mobile business provides media products and content to mobile operators and portal and infrastructure services that enable mobile operators to deliver content and programming across multiple devices to their subscribers. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers.

Our search and directory services enable Internet users to locate information, merchants, individuals and products online. We offer search and directory services through our branded Web sites, Dogpile.com, Switchboard.com, InfoSpace.com, Webcrawler.com and MetaCrawler.com, as well as through the Web properties of distribution partners. Partner versions of our search and directory services are generally private-labeled and delivered with each distribution partner’s unique requirements.

Overview of 2005 Operating Results

The following is an overview of our operating results for the year ended December 31, 2005. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2005, 2004 and 2003, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the year ended December 31, 2005 increased to $340.0 million from $249.4 million for the year ended December 31, 2004.

Revenues from our Mobile business increased to $157.4 million in the year ended December 31, 2005 from $92.5 million in the year ended December 31, 2004, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics and, to a lesser extent, sales of games as a result of our acquisition in the second half of 2004 and early 2005 of three mobile gaming companies.

Revenues from our Search & Directory business increased to $182.6 million for the year from $156.8 million in 2004. The increase was primarily attributable to the growth in search revenues from our search distribution business, in which we private label our search products for others to offer on their own Web properties, and, to a lesser extent, directory revenues as a result of a contract with Yellowpages.com in June 2005 and partially from a full year of results from an online directory business we acquired in June 2004. This increase was offset by a decline in directory revenues due to one of our top ten customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow page listings in June 2005. During the year ended December 31, 2005, over 60% of our search revenues in North America came from our search distribution partners.

Total operating expenses for the year ended December 31, 2005 were $293.6 million, an increase of $89.8 million from operating expenses of $203.8 million for the year ended December 31, 2004. The increase was primarily attributable to an increase in our content costs associated with our media download products and distribution costs for revenue share amounts due to our Search & Directory distribution partners. We expect these costs, in absolute dollars, to increase as revenues from these products and services increase. Additionally, these costs, as a percentage of revenue, increased at a greater rate due to the shift in the mix of products and services we provided. In particular, sales of our labeltones or MP3-like quality ringtones, for which our costs as a percentage of revenue are greater than our other media download products, represented a larger share of our Mobile revenues. Other operating costs increased as we expanded our operations, including increases in personnel costs, which include salaries, benefits and other employee costs, and costs of temporary help from contractors to augment our staffing needs, resulting from additional headcount related to the growth in our business and our acquisitions in 2004 and early 2005. Our marketing and advertising costs also increased. Additionally, amortization of intangible assets and depreciation increased as a result of our acquisitions.

In 2005, we recognized a gain, net of legal costs, of $79.3 million in connection with the settlement of certain litigation matters, including the Dreiling v. Jain, et al. derivative lawsuit and the Dreiling v. Jain, et. al. Section 16(b) case. We also recognized an income tax benefit of $25.0 million from the realization of a deferred tax asset related to a portion of our net operating loss carryforward. Additionally, interest income increased in 2005 to $11.3 million compared to interest income in 2004 of $4.7 million and was primarily attributable to an increase in interest rates and, to a lesser extent, more available cash and marketable investments on hand to invest. In 2004, we recorded income from discontinued operations of $31.4 million as a result of the gain of $29.1 million on the sale of Payment Solutions and income of $2.3 million from the Payment Solutions business during the first quarter of 2004.

Net income for the year ended December 31, 2005 was $159.4 million compared to net income of $82.4 million in the year ended December 31, 2004, which increase was primarily attributable to the items noted above.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingencies.

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, restructuring-related liabilities, accrued contingencies and valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies.”

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two businesses, Search & Directory and Mobile. In general, we recognize revenues in the period in which the services are performed, products are delivered or transaction occurs. In certain arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. We generally record revenue on a gross basis in accordance with Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. For distribution partner arrangements in our Search & Directory business we record revenue on a gross basis and the corresponding revenue sharing payments as a content and distribution expense. For mobile operator customers in which we license the content, we record revenue on a gross basis and the corresponding licensing expense as content and distribution expense. In the event the mobile operator customer directly licenses the content, we record as revenue the service fees we earn. See Note 1 to our Consolidated Financial Statements for a description of products and services and the related revenue recognition policy for each of our business units.

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. The range of possible judgments relating to the valuation of our deferred tax assets is wide.

At December 31, 2005, based on the weight of available evidence, we determined that it was more likely than not that a portion of our deferred tax asset would be realized and, at December 31, 2005, our deferred tax asset, net of the valuation allowance, is $25.0 million. See discussion in our Results of Operations for the Years Ended December 31, 2005, 2004, and 2003. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

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

Accounting for Goodwill and Certain Other Intangible Assets

Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of December 31, 2005 we have $177.0 million of goodwill and $44.1 million of other intangible assets on our balance sheet.

Stock-Based Compensation

Through December 31, 2005, we accounted for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, we did not record any expenses as stock options granted were priced at the fair market value of our stock at the date of grant.

On December 14, 2005, we accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $34.00 per share that were previously awarded under our equity compensation plans to our employees. These options were accelerated to avoid recording future compensation expense with respect to such options. We believe that because such options had exercise prices in excess of the current market value of our stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 14, 2005. Options to purchase 2.4 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $40.51. Due to this acceleration, an additional $29.3 million is included in the pro forma stock-based compensation expense for the year ended December 31, 2005.

Commencing January 1, 2006, we will adopt SFAS No. 123(R), Stock-Based Compensation, which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award at the date of grant. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R). See the “Recent Accounting Pronouncements” section below for further information.

Contingencies

We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 8 to our Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the year ending December 31, 2005, our net income totaled $159.4 million, which includes a gain, net of related expenses, of $79.3 million related to the settlement of several litigation matters and a $25.0 million benefit from the realization of a deferred tax asset related to a portion of the net operating loss carryforward. While we have achieved profitability during our last ten quarters, prior to that we incurred losses since our inception and, as of December 31, 2005, had an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not necessarily rely solely upon them as indications of future performance.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003
	(in thousands)			(as a percent of revenue)
Revenues	$339,968	$249,354	$132,230	100.0%	100.0%	100.0%
Operating expenses
Content and distribution	145,351	92,688	27,583	42.7	37.1	20.9
Systems and network operations	21,375	14,220	10,988	6.3	5.7	8.3
Product development	31,203	23,142	17,781	9.2	9.3	13.4
Sales and marketing	31,062	23,486	17,487	9.1	9.4	13.2
General and administrative	40,234	36,348	32,225	11.8	14.6	24.4
Depreciation	9,061	6,974	10,819	2.7	2.8	8.2
Amortization of intangible assets	15,265	9,920	6,819	4.5	4.0	5.1
Impairment of other intangible assets	—	—	1,151	—	—	0.9
Restructuring charges	—	222	11,722	—	0.1	8.9
Other, net	—	(3,203)	1,529	—	(1.3)	1.1

Total operating expenses	293,551	203,797	138,104	86.3	81.7	104.4

Operating income (loss)	46,417	45,557	(5,874)	13.7	18.3	(4.4)
Gain (loss) on investments	154	425	(11,997)	0.0	0.1	(9.1)
Other income, net	89,322	4,991	8,190	26.3	2.0	6.2

Income (loss) from continuing operations before income taxes	135,893	50,973	(9,681)	40.0	20.4	(7.3)
Income tax benefit	23,475	29	607	6.9	0.1	0.4

Income (loss) from continuing operations	159,368	51,002	(9,074)	46.9	20.5	(6.9)
Income from discontinued operations, net of taxes	—	2,277	2,755	—	0.9	2.1
Gain on sale of discontinued operations, net of taxes	—	29,122	—	—	11.6	—

Net income (loss)	$159,368	$82,401	$(6,319)	46.9%	33.0%	(4.8)%

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

Revenues.    Revenues are derived from deploying our Internet software, services and products to customers. Under many of our agreements, we earn revenues from a combination of our products and services delivered to customers. In 2003, we sold or otherwise divested all of our non-core services. Revenues for the years ended December 31, 2005, 2004 and 2003 are presented below (in thousands):

	2005	Percentage of Total	Change from 2004	2004	Percentage of Total	Change from 2003	2003	Percentage of Total
Mobile	$157,412	46.3%	$64,897	$92,515	37.1%	$64,586	$27,929	21.1%
Search & Directory	182,556	53.7	25,717	156,839	62.9	62,946	93,893	71.0
Non-core services	—	0.0	—	—	0.0	(10,408)	10,408	7.9

Total	$339,968	100.0%	$90,614	$249,354	100.0%	$117,124	$132,230	100.0%

Mobile Revenue

The absolute dollar increase in Mobile revenue from 2004 to 2005 is primarily due to an increase in sales of our media download products, including our labeltones or MP3-like quality ringtones and, to a lesser extent, graphics and games.

The absolute dollar increase in Mobile revenue from 2003 to 2004 is primarily due to an increase in the sales of our mobile media download products as a result of an acquisition of a media download business in November 2003. During 2003, we generated revenue primarily from our content delivery services, hosting and maintenance services, professional services and other infrastructure services to mobile operators.

We expect that media download revenues, in particular, sales of labeltones or MP3-like quality ringtones, will continue to be a greater share of our Mobile revenues.

Search & Directory Revenue

The absolute dollar increase in Search & Directory revenue from 2004 to 2005 is primarily due to growth in our paid search services from both our search and directory businesses, in particular, paid searches from our distribution partners’ Web properties and greater revenue per paid search, and directory revenues related to our acquisition of an online directory business in June 2004. In 2005, search revenues in North America from distribution partners remained at over 60% of total search revenues.

The absolute dollar increase in Search & Directory revenue from 2003 to 2004 is primarily due to growth in our paid search services from both our search and directory businesses, in particular, paid searches from our distribution partners’ Web properties and greater revenue per paid search, and directory revenues related to our acquisition of an online directory business in June 2004. In 2004, search revenues from distribution partners increased to over 60% of our search revenues in North America compared to less than 35% in 2003.

We expect that search revenue from our distribution partners will continue to be a greater share of our search revenues.

Revenue from non-core services

In 2003, as part of narrowing our focus, we sold or otherwise disposed of services falling outside of our core businesses.

Additional Revenue Information

There was no related party revenue or warrant revenue for the years ended December 31, 2005 and 2004. Related party revenue for the year ended December 31, 2003 was $190,000, which included warrant revenue of $134,000.

Content and Distribution Expenses.    Content and distribution expenses consist principally of costs related to royalty and license fees related to our mobile media download products for items such as ringtones, graphics and games, revenue sharing arrangements with our distribution partners in connection with our Search & Directory business and other content or data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	Change	2004	Change	2003
Content and Distribution Expenses	$145,351	$52,663	$92,688	$65,105	$27,583
Percent of Revenue	42.7%	5.6%	37.1%	16.2%	20.9%

Content and distribution expenses increased by $52.7 million to $145.4 million (or 42.7% of revenues) in 2005 as compared to $92.7 million (or 37.1% of revenues) in 2004. The absolute dollar and percent of revenue increase was attributable to the growth from sales of our content and media download products to our mobile customers, including our higher cost labeltones or MP3-like quality ringtones, which require licensing and royalty payments to third parties and, to a lesser extent, revenue growth from our online search and directory distribution partners in which we have revenue sharing arrangements where we private label our search products for our partners to offer on their own Web properties.

Content and distribution expenses increased by $65.1 million to $92.7 million (or 37.1% of revenues) in 2004 as compared to $27.6 million (or 20.9% of revenues) in 2003. The absolute dollar and percent of revenue increase was attributable to revenue growth from our online search and directory distribution partners in which we have revenue sharing arrangements where we private label our search products for our partners to offer on their own Web properties and the growth from sales of our content and media download products to our mobile customers, which require licensing and royalty payments to third parties.

We anticipate that our content and distribution expenses will continue to increase in absolute dollars if revenues from sales of our content and media download products to our mobile customers and revenues from our online search and directory distribution partners continue to increase. Content and distribution expenses as a percent of revenues may increase at a greater rate due to the shift in the mix of products and services provided. For example, in 2005, sales of labeltones or MP3-like quality ringtones, for which our costs as a percentage of revenue are greater than our other media download products, represented a larger share of our mobile revenues in 2005.

Systems and Network Operations Expenses.    Systems and network operations consist of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	Change	2004	Change	2003
Systems and Network Operations Expenses	$21,375	$7,155	$14,220	$3,232	$10,988
Percent of Revenue	6.3%	0.6%	5.7%	(2.6)%	8.3%

Systems and network operations expenses increased by $7.2 million to $21.4 million (or 6.3% of revenues) for the year ended December 31, 2005 as compared to $14.2 million (or 5.7% of revenues) for the year ended December 31, 2004. The increase in absolute dollars was primarily attributable to an increase of $6.0 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which was the result of additional headcount due to the growth in our business and also related to our acquisitions of an online directory business and three mobile gaming companies. Additionally, there was an increase of over $1.0 million in facilities, software and equipment expenses to support the additional headcount and the operation of our new East Coast data center. Partially offsetting these increases was a decrease in communications costs of $514,000 related to the renegotiation of certain contracts.

Systems and network operations expenses increased by $3.2 million to $14.2 million (or 5.7% of revenues) for the year ended December 31, 2004 as compared to $11.0 million (or 8.3% of revenues) for the year ended December 31, 2003. The increase in absolute dollars was primarily attributable to an increase of $4.0 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, which was the result of additional headcount due to the growth in our business and also related to our acquisitions. Partially offsetting these increases was a decrease in communications costs of $1.1 million.

Product Development Expenses.    Product development expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	Change	2004	Change	2003
Product Development Expenses	$31,203	$8,061	$23,142	$5,361	$17,781
Percent of Revenue	9.2%	(0.1)%	9.3%	(4.1)%	13.4%

Product development expenses increased by $8.1 million to $31.2 million (or 9.2% of revenues) in 2005 as compared to $23.1 million (or 9.3% of revenues) in 2004. The increase in absolute dollars was primarily due to an increase of $7.5 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of an online directory business and three mobile gaming companies.

Product development expenses increased by $5.4 million to $23.1 million (or 9.3% of revenues) in 2004 as compared to $17.8 million (or 13.4% of revenues) in 2003. The increase in absolute dollars was primarily due to an increase of $4.7 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions.

Product development costs may not be consistent with changes in revenues as they represent key costs to develop and enhance our product and service offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as we continue to invest in our products and services.

Sales and Marketing Expenses.    Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	Change	2004	Change	2003
Sales and Marketing Expenses	$31,062	$7,576	$23,486	$5,999	$17,487
Percent of Revenue	9.1%	(0.3)%	9.4%	(3.8)%	13.2%

Sales and marketing expenses increased by $7.6 million to $31.1 million (or 9.1% of revenues) in 2005 as compared to $23.5 million (or 9.4% of revenues) in 2004. The increase in absolute dollars was primarily attributable to an increase of $4.1 million in advertising and promotion expense and an increase of $3.4 million in personnel expenses, including salaries and benefits and temporary help and contractors to augment our staffing, as we continue to grow our business, and also as a result of our acquisitions of an online directory business and three mobile gaming companies.

Sales and marketing expenses increased by $6.0 million to $23.5 million (or 9.4% of revenues) in 2004 as compared to $17.5 million (or 13.2% of revenues) in 2003. The increase in absolute dollars was primarily attributable to an increase of $3.0 million in personnel expenses, including salaries and benefits and temporary help and contractors to augment our staffing, as we continue to grow our business, and also as a result of our acquisitions, and an increase of $2.7 million in advertising and promotion expense.

Sales and marketing expenses will increase in absolute dollars as we continue to invest in marketing initiatives, sales promotions, and new distribution channels, including a mobile direct to consumer channel, in our efforts to expand sales of our products and services.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs and costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	Change	2004	Change	2003
General and Administrative Expenses	$40,234	$3,886	$36,348	$4,123	$32,225
Percent of Revenue	11.8%	(2.8)%	14.6%	(9.8)%	24.4%

General and administrative expenses increased by $3.9 million to $40.2 million (or 11.8% of revenues) in 2005 as compared to $36.3 million (or 14.6% of revenues) in 2004. The increase in absolute dollars was primarily attributable to an increase in facilities costs of $2.4 million to expand facilities and build our East Coast data center in Waltham, Massachusetts, an increase of $1.2 million in personnel costs and temporary help and contractors, to augment our staffing, as a result of our acquisitions of Switchboard and three gaming companies, and growth in operations, and an increase of $1.4 million in professional services fees, which include tax and consulting fees. Partially offsetting these increases were reductions in legal fees of $1.9 million and insurance costs of $929,000.

General and administrative expenses increased by $4.1 million to $36.3 million (or 14.6% of revenues) in 2004 as compared to $32.2 million (or 24.4% of revenues) in 2003. The increase in absolute dollars was primarily attributable to an increase of $5.5 million in personnel costs and temporary help and contractors, to augment our staffing, as a result of our acquisitions, the hiring of a new senior management team, which was completed in the latter part of 2003, and increased costs related to our compliance with the Sarbanes-Oxley Act of 2002. A $1.4 million increase in our bad debt expense was due to a combination of bad debt expense of $328,000 in 2004 and a net bad debt recovery recorded in 2003 of $1.0 million. Partially offsetting these increases were decreases in occupancy costs of $1.8 million as a result of restructurings, renegotiations or expiration of certain contracts, and a reduction in insurance costs of $1.1 million.

Depreciation.    Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation expenses for the years ended December 31, 2005, 2004 and 2003 are presented below (in thousands):

	2005	Change	2004	Change	2003
Depreciation Expenses	$9,061	$2,087	$6,974	$(3,845)	$10,819

The $2.1 million increase from 2004 to 2005 is primarily a result of property and equipment recently placed in service related to our East Coast data center and those acquired with our acquisitions of an online directory business and the three mobile gaming companies, partially offset by a decrease in depreciation expenses of older property and equipment reaching the end of their depreciable lives. The $3.8 million decrease from 2003 to 2004 is primarily attributable to certain of our property and equipment reaching the end of its depreciable life.

Amortization of Other Intangible Assets.    Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Definite-lived intangible assets are amortized over their estimated life, ranging from one to five years. Amortization of other intangible assets is presented below for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	Change	2004	Change	2003
Amortization of Other Intangible Assets	$15,265	$5,345	$9,920	$3,101	$6,819

The $5.3 million absolute dollar increase from 2004 to 2005 is primarily attributable to intangible assets that were acquired in the acquisitions of an online directory business and the three mobile gaming companies.

The $3.1 million absolute dollar increase from 2003 to 2004 is attributable to the intangible assets that were acquired in our various business acquisitions in 2004 and 2003. The increase in amortization expense related to these acquisitions was partially offset by a reduction of intangible assets that were either impaired or fully amortized during 2004 and 2003.

Assuming we do not acquire businesses or intangible assets in the future, the amortization of intangible assets will be $13.2 million in 2006, $7.5 million in 2007, $4.7 million in 2008 and $3.1 million in 2009.

Impairment of Other Intangible Assets.    During 2003, we determined that we would not pursue products related to a certain technology we acquired in a business acquisition and recorded an impairment charge of $1.2 million for the remaining carrying value. We recorded no other intangible asset impairment charges for 2004 or 2005.

Restructuring Charges.    We did not record any restructuring charges in 2005. Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the consolidation and closures of certain of our facilities. Restructuring charges for the years ended December 31, 2005, 2004 and 2003 are presented below (in thousands):

	2005	2004	2003
Restructuring charges:
Severance and related costs	$—	$(22)	$4,543
Estimated future lease losses	—	(935)	4,723
Leasehold improvements and other asset disposal costs	—	—	1,903
Lease termination penalties	—	1,179	405
Realized fluctuation of foreign currency	—	—	148

	$—	$222	$11,722

The restructuring charge in 2004 is attributable to an adjustment of our estimated reserves for the restructuring in 2003, discussed below, primarily related to the payment of lease termination costs in lieu of subleasing our excess facilities. In 2003, we narrowed our strategic focus, which included the restructuring of our business units and the identification of certain non-core services to divest, and implemented operational restructuring plans to reduce operating costs, which included workforce reductions and consolidation of corporate facilities. In 2003, we recorded a charge of $11.7 million comprised of employee severance and other separation charges, a charge for excess facilities, the write down of leasehold improvements and equipment related to the excess facilities and a charge for terminating a lease. The estimated future excess facilities cost was based on discounting the present value of future committed lease payments. Additionally, as part of our decision to close our operations in Australia, we recorded a charge of $148,000 relating to the realized loss on foreign currency fluctuations. This amount was previously included in accumulated other comprehensive income on our consolidated balance sheet.

Other, Net.    Other, net consists of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net for the years ended December 31, 2005, 2004 and 2003 is presented below (in thousands):

	2005	2004	2003
Other, net:
Litigation settlement	$—	$(3,906)	$7,549
Tax settlement	—	—	3,963
Tax refunds and credits	—	(266)	(3,192)
Gain on sale of non-core services	—	—	(6,376)
Executive severance and stock-based compensation	—	1,225	—
Miscellaneous	—	(256)	(415)

	$—	$(3,203)	$1,529

During 2004, we recorded other charges, net for a gain of $3.2 million. We settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, we received $3.3 million in cash and 18,438 shares of our common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and related interest earned of $1.6 million on the promissory notes. We previously recorded a valuation allowance related to the promissory notes and related interest of $11.6 million. Additionally, we recorded a charge of $1.2 million related to the separation of a former executive officer, and we received a final assessment from the Internal Revenue Service (the “IRS”) for a payroll tax settlement regarding certain aspects of our payroll tax returns for the year 2000, in which we had previously recorded a $4.0 million charge in 2003 that included penalties and estimated interest, and, accordingly, paid the IRS. The interest charges were less than originally estimated and, as a result, we reversed previously recognized interest charges of $266,000 upon our payment of the final assessment.

During 2003, we recorded other charges, net of $1.5 million, primarily comprised of a $7.5 million charge for litigation and other settlement related to our Mobile business and a charge, which included estimated interest and penalties, related to a settlement agreement with the IRS regarding the audit of our payroll tax returns for the year 2000 in the amount of $4.0 million. Partially offsetting these charges were research and development tax refunds or credits from local and foreign tax jurisdictions and gains on the sale or disposition of our non-core services, all of which were divested as of December 31, 2003.

Gain (Loss) on Equity Investments.    Gain (loss) on equity investments consists of gains from changes in the fair value of derivative instruments held by us, recognized losses on investments, realized gains on equity investments and impairment of equity investments. Gain (loss) on equity investments is comprised of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Other-than-temporary investment impairments	$—	$(916)	$(12,281)
Loss on sale of investments	—	—	(398)
Increase in fair value of warrants	154	1,341	682

	$154	$425	$(11,997)

Other-than-temporary investment impairment:    We have equity investments in public and privately held companies and periodically evaluate whether the decline in fair value of an investment is other-than-temporary. During 2004 and 2003, we concluded that there had been an other-than-temporary impairment of certain equity investments and we recorded an impairment charge related to those specific investments.

Losses on sale of investments:    During 2004 and 2003, we sold the majority of our equity investments in public and privately-held companies as opportunities arose.

Gains in fair value of warrants:    In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we adjust our derivative instruments to fair value and recognize the change in the recorded fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives, and therefore gains or losses are based on the fair value. In 2004, a company in which we held warrants to purchase shares of stock announced that it was being acquired and that any outstanding warrants to purchase shares of the company would also be purchased. We recognized a gain and proceeds of $1.4 million in 2004 based on the estimated fair value of the warrant. The warrant was subsequently purchased for $1.5 million and we received the final payment and recorded a gain of $154,000 in 2005.

Other Income, Net.    Other income, net, primarily consists of interest income, litigation settlements and foreign currency gain (loss).

	2005	2004	2003
Interest income	$11,250	$4,698	$4,191
Gain on litigation settlement	79,297	—	4,112
Foreign currency exchange gain (loss)	(1,131)	540	37
Other items, net	(94)	(247)	(150)

	$89,322	$4,991	$8,190

Interest income more than doubled primarily due to increased interest rates in 2005 compared to 2004. In 2005, we received proceeds of $83.2 million from the settlement of several outstanding litigation matters. We recognized a gain of $79.3 million comprised of the settlement proceeds and interest, less $3.9 million in legal fees.

In 2005, we acquired elkware GmbH, a mobile gaming company, at a cost of 20.0 million euros in cash. The purchase price in U.S dollars was $26.4 million plus acquisition costs. In December 2004, due to the significant fluctuations in the exchange rate of the U.S. dollar to the euro, we entered into a forward exchange contract to mitigate our foreign currency exposure. At December 31, 2004, the exchange rate of the U.S. dollar had declined relative to the euro and a $456,000 gain on the forward exchange contract was recorded in 2004. Subsequently, in January 2005 when the acquisition was consummated, the U.S. dollar had strengthened against the euro and a $934,000 loss as a result of the settlement of that foreign exchange contract was recorded in 2005.

In 2003, we recognized a gain of $4.1 million related to the settlement of a litigation matter.

Income Tax Benefit.    During the years ended December 31, 2005, 2004 and 2003 we have recorded an income tax benefit from continuing operations of $23.5 million, $29,000 and $607,000, respectively. The 2005 income tax benefit of $23.5 million is primarily due a $25.0 million benefit from the realization of a deferred tax asset related to a portion of the net operating loss carryforward, partially offset by tax expense for federal alternative minimum, state and international taxes, as more fully discussed below. The income tax benefit in 2003 was primarily related to the allocation of income tax expense to our discontinued operations of $1.5 million.

At December 31, 2005, our net deferred tax asset is $25.0 million and is based on total deferred tax assets of $425.8 million, primarily comprised of $379.7 million of accumulated net operating loss carryforwards, net of a $400.8 million valuation allowance. Through September 30, 2005, we had provided a full valuation allowance on our deferred tax assets due to our history of operating losses. At the end of the year, we determined it was more likely than not that a portion of the operating loss carryforwards would be realizable in the foreseeable future. Accordingly, we reduced the valuation allowance related to our operating loss deferred tax assets and recognized a $25.0 million deferred tax benefit in 2005. As of December 31, 2005, we continue to have a $400.8 million valuation allowance against our deferred tax assets principally related to net operating loss carryforwards. Due to the size of our net operating loss carryforwards, their expiration beginning in 2020, and our recent level of annualized profitability, we believe that significant uncertainty exists regarding the realizability of the remaining balance of our deferred tax assets. If in the future we determine that the remaining deferred tax assets are more likely than not to be realized, we would recognize a benefit of up to approximately $35 million, subject to utilization of such benefit during the year, in the income statement. The remainder would be treated as a reduction of goodwill or credited to stockholders’ equity on our consolidated balance sheet since they primarily relate to our acquisitions and stock-based tax deductions in excess of amounts recognized in our income statement for financial reporting purposes.

To the extent we are profitable and we record a tax expense, the actual payment may be offset against the accumulated net operating loss carryforwards. In 2006, we expect to record tax expense for U.S. federal, state, and alternative minimum taxes, which will be partially offset by a deferred tax benefit related to our foreign subsidiaries.

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

We have presented the operating results of Payment Solutions as a discontinued operation for all periods presented. We recorded income, net of taxes, from the operating results of Payment Solutions of $2.3 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions.

Balance Sheet Commentary

Payroll Taxes.    As of December 31, 2004, we had a $13.2 million payroll tax receivable. The receivable was comprised of income tax withholdings of $12.6 million and $620,000 in payroll taxes related to the exercise of non-qualified stock options in 2000 by Anuradha Jain, one of our former officers and the spouse of Naveen Jain, our former chairman and chief executive officer (collectively referred to as the “Jains”). On April 15, 2005, we collected $12.2 million from the Jains. In the third quarter of 2005, we collected the remainder of the receivable balance, net of an unrelated tax liability of $197,000 that was included in Accrued expenses and other current liabilities at December 31, 2004.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, short-term investments and long-term investments, initially generated from proceeds from stock sales of approximately $614 million, which include private placements and our initial and follow-on public offerings. In addition, more recently we have generated cash from operations. In 2005, we received proceeds of $83.2 million from the settlement of certain litigation matters and, in 2004, we received proceeds of $82.0 million from the sale of our Payment Solutions business unit.

As of December 31, 2005, we had cash and marketable investments of $375.4 million, consisting of cash and cash equivalents of $153.0 million and short-term investments available-for-sale of $222.4 million. At December 31, 2005, we have no long-term investments. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Minimum lease payments required	$5,854	$5,521	$3,760	$5,339	$5,393	$9,869	$35,736
Less sublease income	(163)	—	—	—	—	—	(163)

Net lease payments required	$5,691	$5,521	$3,760	$5,339	$5,393	$9,869	$35,573

We have no significant purchase commitments at December 31, 2005. We have pledged a portion of our cash as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2005, the total amount of collateral pledged under these agreements was $4.0 million.

Cash Flows

Net cash provided by operating activities consists of net income (loss) offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities. Adjustments to net income (loss) to determine cash flow from operations include depreciation and amortization, impairment of intangible assets, gains or losses on equity investments, warrant and stock-based related revenues and expenses, gains and losses from the disposition of non-core services and other assets, certain restructuring charges, deferred taxes and the cumulative effect of changes in accounting principles. Net cash used by investing activities consists of net cash used to acquire businesses, transactions related to our investments, purchases of property and equipment and proceeds from the sale of certain assets. Net cash provided (used) by financing activities consists of proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan and cash used to repurchase outstanding stock.

Our net cash flows are comprised of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$157,587	$51,109	$46,408
Net cash used by investing activities	(33,552)	(109,519)	(25,931)
Net cash provided (used) by financing activities	(56,267)	32,747	3,616

Net increase (decrease) in cash and cash equivalents	$67,768	$(25,663)	$24,093

Net cash provided by operating activities was $157.6 million in 2005, consisting of our net income of $159.4 million, cash provided by changes in our operating assets and liabilities of $25.0 million, consisting of a decrease in notes and other receivables, an increase in accrued expenses and accounts payable, and adjustments not affecting cash flows provided by operating activities of $24.9 million, primarily consisting of depreciation and amortization and bad debt expense. Partially offsetting the increase are changes in our operating assets and liabilities of $24.7 million, primarily consisting of increases in our accounts receivable, prepaid expenses and other current assets and other long-term assets and a decrease in our deferred revenue, and adjustments not affecting cash flows provided by operating activities of $27.1 million, primarily consisting of the benefit from the reversal of the deferred tax asset valuation allowance and a gain from our equity investments.

Net cash provided by operating activities was $51.1 million in 2004, consisting of our net income of $82.4 million, cash provided by changes in our operating assets and liabilities of $17.6 million, consisting of an increase in our accrued expenses, deferred revenues and a decrease in prepaid expenses and adjustments not affecting cash flows provided by operating activities of $18.4 million, primarily consisting of depreciation and amortization, stock-based compensation and bad debt expense, and non-cash restructuring charges. Partially offsetting the increase are cash used by changes in our operating assets and liabilities of $35.0 million, primarily consisting of increases in our accounts receivable, notes and other receivables, other long-term assets and a decrease in our accounts payable, and adjustments not affecting cash flows provided by operating activities of $32.3 million, primarily consisting of income and the gain on sale of our Payment Solutions business of $31.4 million, accounted for as a discontinued operation, and gains from our equity investments.

Net cash provided by operating activities was $46.4 million in 2003, consisting of our net loss of $6.3 million, cash provided by changes in our operating assets and liabilities of $34.2 million, primarily consisting of increases in accrued expenses and other current and long-term liabilities, changes in net assets of discontinued operations, increases in notes and other receivables and accounts receivable, and adjustments not affecting cash flows provided by operating activities of $33.8 million, primarily consisting of depreciation and amortization, losses on equity investments, and restructuring and impairment charges. Partially offsetting the increase are cash used by changes in our operating assets and liabilities of $5.0 million, primarily consisting of increases in our prepaid expenses and other assets, and a decrease in our deferred revenue, and adjustments not affecting cash flows provided by operating activities of $10.3 million, primarily consisting of gains from the sale of our non-core services, bad debt recoveries and income from our discontinued operation.

Net cash used by investing activities was $33.6 million in 2005, primarily from the purchase of $189.0 million of marketable investments, the use of $26.4 million for business acquisitions, net of cash acquired, increase of long-term assets of $4.5 million and $17.0 million of property and equipment purchases. Partially offsetting cash used in investing activities were proceeds from the sale or maturity of our marketable investments of $202.9 million, proceeds of $139,000 from the sale of assets and proceeds of $154,000 upon the final settlement of warrants sold in 2004.

Net cash used by investing activities was $109.5 million in 2004, primarily from the purchase of $499.2 million of marketable investments, the use of $130.6 million for business acquisitions, net of cash acquired, and $10.4 million of property and equipment purchases. Partially offsetting cash used in investing activities were proceeds from the sale or maturity of our marketable investments of $446.4 million, proceeds of $82.0 million from the sale of our Payment Solutions business, and proceeds of $2.3 million from the sale of equity investments and our non-core services.

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

Net cash used by financing activities in 2005 was $56.3 million, primarily from the repurchase of 2.6 million shares of common stock for $70.4 million, including commissions. Partially offsetting cash used in financing activities were proceeds of $14.1 million from the exercise of stock options and from the sale of shares through our employee stock purchase plan. Net cash provided by financing activities in 2004 and 2003 was $32.7 million and $3.6 million, respectively. Cash proceeds from financing activities resulted from the exercise of stock options and from the sale of shares through our employee stock purchase plan.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of infrastructure including the completion of our East Coast data center in Waltham. We may use our cash to repurchase outstanding shares or for acquisitions, examples being our 2004 acquisition of an online directory business and the acquisition of three mobile gaming companies in 2004 and early 2005.

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

Market Sensitive Derivatives and Financial Instruments

On December 15, 2004, we entered into a definitive agreement to acquire the outstanding stock of elkware GmbH, a German mobile games company. The purchase price was denominated in euros in the amount of 20.0 million euros. Due to significant changes in the exchange rate and the continued devaluation of the U.S. dollar to the euro, on December 22, 2004 we entered into a forward exchange contract to minimize any further exposure of the U.S. dollar weakening relative to the euro, which locked the exchange rate at 1.3416 for each dollar per euro. The acquisition was completed on January 7, 2005 and the forward contract was settled.

Acquisitions

Summary of Our Acquisitions

Company or Assets	Date Closed	Total Value of Transaction (in thousands)
elkware GmbH	01/07/2005	$26,400
IOMO Limited	12/01/2004	15,400
Atlas Mobile, Inc.	07/01/2004	6,300
Switchboard Incorporated	06/03/2004	159,400
Moviso LLC	11/26/2003	25,000
Saraide, Inc. (remaining interest)	11/26/2003 and 12/31/03	1,100
Contactpage.com, Inc	10/21/2003	2,600

elkware GmbH.    On January 7, 2005, we acquired elkware GmbH, a German mobile games company, for 20.0 million euros, which approximated $26.4 million in cash, excluding acquisition costs and liabilities assumed. In addition, the purchase agreement required that 5.0 million euros of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement.

IOMO Limited.    In December 2004, we acquired the outstanding stock of IOMO Limited, a designer and publisher of mobile games, for 8.0 million British pounds, which approximated $15.4 million in cash, excluding acquisition costs and liabilities assumed. In addition, the purchase agreement required that 1.1 million British pounds of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement.

Atlas Mobile, Inc.    In July 2004, we acquired the assets of Atlas Mobile, a provider of mobile multi-player tournament games, for $6.3 million.

Switchboard Incorporated.    In June 2004, we acquired the outstanding stock of Switchboard Incorporated, a provider of local online advertising and Internet based yellow pages, for $159.4 million in cash, which excludes transaction fees of $6.0 million and liabilities assumed. As of the acquisition date, Switchboard had $56.4 million in cash.

Moviso LLC.    In November 2003, we acquired the membership interests of Moviso LLC, a North American mobile media content provider for $25.0 million in cash, excluding acquisition costs and liabilities assumed.

Saraide, Inc.    In March 2000, we acquired 80% of the common stock of Saraide, Inc., a component of our Mobile business. In 2003, we acquired the remaining 20% interest in Saraide, Inc. at an aggregate cost of $8.6 million, which includes the cost of a settlement with certain shareholders of Saraide, Inc. of $7.5 million.

Contactpage.com, Inc.    In October 2003, we acquired substantially all of the technology and intellectual property of Contactpage.com, Inc. for $2.6 million in cash.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2005. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands except per share data)
Revenues	$48,081	$54,448	$67,151	$79,674	$87,022	$83,181	$83,225	$86,540

Operating expenses:
Content and distribution	16,886	18,611	24,537	32,654	34,830	34,864	37,704	37,953
Systems and network operations	3,218	3,813	3,498	3,691	4,413	4,899	5,492	6,571
Product development	4,438	5,580	6,436	6,688	7,371	7,596	7,840	8,396
Sales and marketing	5,458	5,083	6,212	6,733	7,872	7,030	8,519	7,641
General and administrative	9,494	8,998	9,565	8,291	10,605	9,729	9,671	10,229
Depreciation	1,799	1,745	1,681	1,749	1,774	1,941	2,454	2,892
Amortization of intangible assets	1,741	2,002	3,061	3,116	4,083	3,763	3,709	3,710
Restructuring charges	(49)	271	—	—	—	—	—	—
Other, net	1,090	(3,922)	(246)	(125)	—	—	—	—

Total operating expenses	44,075	42,181	54,744	62,797	70,948	69,822	75,389	77,392

Operating income	4,006	12,267	12,407	16,877	16,074	13,359	7,836	9,148
Gain (loss) on investments	458	—	(33)	—	—	154	—	—
Other income, net	985	1,176	1,000	1,830	80,154	2,838	2,974	3,356

Income from continuing operations before income taxes	5,449	13,443	13,374	18,707	96,228	16,351	10,810	12,504
Income tax benefit (expense)	(32)	(71)	(18)	150	(2,329)	(65)	451	25,418

Income from continuing operations	5,417	13,372	13,356	18,857	93,899	16,286	11,261	37,922
Discontinued operations:
Income from discontinued operations, net of taxes	2,277	—	—	—	—	—	—	—
Gain on sale of discontinued operations, net of taxes	28,989	133	—	—	—	—	—	—

Net income	$36,683	$13,505	$13,356	$18,857	$93,899	$16,286	$11,261	$37,922

Earnings per share—Basic
Income from continuing operations	$0.17	$0.42	$0.42	$0.58	$2.84	$0.49	$0.35	$1.22
Income from discontinued operations	$0.99	$—	$—	$—	$—	$—	$—	$—

Net income per share	$1.16	$0.42	$0.42	$0.58	$2.84	$0.49	$0.35	$1.22

Weighted average shares outstanding used in computing basic net income per share	31,568	31,915	32,183	32,766	33,054	33,108	31,958	31,042

Earnings per share—Diluted
Income from continuing operations	$0.15	$0.37	$0.37	$0.50	$2.52	$0.44	$0.32	$1.13
Income from discontinued operations	$0.88	$—	$—	$—	$—	$—	$—	$—

Net income per share	$1.03	$0.37	$0.37	$0.50	$2.52	$0.44	$0.32	$1.13

Weighted average shares outstanding used in computing diluted net income per share	35,654	36,245	36,411	37,850	37,327	36,720	34,830	33,612

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(as a percent of revenue)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Content and distribution	35.1	34.2	36.5	41.0	40.0	41.9	45.3	43.9
Systems and network operations	6.7	7.0	5.2	4.6	5.1	5.9	6.6	7.6
Product development	9.2	10.3	9.6	8.4	8.5	9.1	9.4	9.7
Sales and marketing	11.4	9.3	9.3	8.5	9.0	8.5	10.2	8.8
General and administrative	19.8	16.5	14.2	10.4	12.2	11.7	11.6	11.8
Depreciation	3.7	3.2	2.5	2.2	2.0	2.3	3.0	3.3
Amortization of intangible assets	3.6	3.7	4.6	3.9	4.7	4.5	4.5	4.3
Restructuring charges	(0.1)	0.5	—	—	—	—	—	—
Other, net	2.3	(7.2)	(0.4)	(0.2)	—	—	—	—

Total operating expenses	91.7	77.5	81.5	78.8	81.5	83.9	90.6	89.4

Operating income	8.3	22.5	18.5	21.2	18.5	16.1	9.4	10.6
Gain (loss) on investments	1.0	—	—	—	—	0.2	—	—
Other income, net	2.0	2.2	1.4	2.3	92.1	3.4	3.6	3.8

Income from continuing operations before income taxes	11.3	24.7	19.9	23.5	110.6	19.7	13.0	14.4
Income tax benefit (expense)	—	(0.1)	—	0.2	(2.7)	(0.1)	0.5	29.4

Income from continuing operations	11.3	24.6	19.9	23.7	107.9	19.6	13.5	43.8
Discontinued Operations:
Income from discontinued operations, net of taxes	4.7	—	—	—	—	—	—	—
Gain on sale of discontinued operations, net of taxes	60.3	0.2	—	—	—	—	—	—

Net income	76.3%	24.8%	19.9%	23.7%	107.9%	19.6%	13.5%	43.8%

Recent Accounting Pronouncements

As of December 31, 2005, we account for stock-based compensation awards using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we record no compensation expense for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and in March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”) relating to the adoption of SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant.

We will adopt SFAS No. 123(R) effective January 1, 2006, using the Modified Prospective Application Method. Under this method SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123.

We expect that the adoption of SFAS No. 123(R) will impact our financial results in the future, as it is expected to significantly reduce our net income as we have not had significant stock-based compensation expense in the recent past. As of December 31, 2005, we have unamortized stock-based compensation expense of $16.8 million, of which, $9.3 million is expected to be expensed in 2006. However, this amount does not reflect the expense associated with equity awards that are expected to be granted to employees in 2006. Management is currently reviewing its alternatives for granting equity based awards and, while we expect to continue granting equity based awards to our employees, the type and amount of award is still under consideration. Accordingly, the overall effect of adopting this new standard on the financial results for 2006 has not yet been quantified. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are disclosed in Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Stock-based compensation.” Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).

In March 2005, the FASB issued Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. This clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and provides guidance to ensure consistency in recording legal obligations associated with long-lived tangible asset retirements. We do not believe adoption of FIN 47 will have a material effect on our financial position, cash flows or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our financial position, cash flows or results of operations.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP No. 115-1”). FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. This new pronouncement will be effective in 2006 and we do not believe that adoption of FSP No. 115-1 will have a material effect on our financial position, cash flows or results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk.    We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2005, our short-term investment balances were $222.4 million.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2005 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2005 are as follows (in thousands, except percentages):

	2006	Fair Value
Corporate bonds	$21,060	$21,008
Weighted average interest rate	2.99%
U.S. government securities	100,787	100,367
Weighted average interest rate	3.19%
Auction Rate securities	100,985	100,985
Weighted average interest rate	4.41%
Commercial Paper	119,146	119,170
Weighted average interest rate	4.86%

Cash equivalents and marketable fixed-income securities	$341,978	$341,530

Foreign Currency Risk:    Our earnings and cash flows are subject to fluctuations due to changes in the exchange rates of the principal currency of countries that we operate in (Canada and countries in Europe) versus the U.S. dollar. We are exposed to these exchange rate fluctuations as the financial results of our non-U.S. based subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact our results. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in stockholders’ equity. We do not currently use derivative instruments to manage our exposure to changes in foreign currency exchange rates as this exposure has had an immaterial impact on our past financial results.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Seattle, Washington

February 23, 2006

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$153,013	$85,245
Short-term investments, available-for-sale	222,360	198,410
Accounts receivable, net of allowance of $1,507 and $929.	71,661	57,110
Notes and other receivables, net of allowance of $0 and $93	3,972	7,259
Payroll tax receivable	—	13,214
Prepaid expenses and other current assets	12,639	3,623

Total current assets	463,645	364,861
Long-term investments, available-for-sale	—	38,159
Property and equipment, net	26,889	16,782
Goodwill	176,979	158,810
Other intangible assets, net	44,080	46,189
Deferred tax asset, net	25,000	—
Other long-term assets	6,786	1,293

Total assets	$743,379	$626,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,585	$6,669
Accrued expenses and other current liabilities	51,917	44,031
Short-term deferred revenue	2,474	4,750

Total current liabilities	65,976	55,450
Long-term liabilities:
Long-term deferred revenue	2,011	503
Deferred tax liability	10,421	7,745

Total long-term liabilities	12,432	8,248

Total liabilities	78,408	63,698
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, par value $.0001—authorized, 15,000,000 shares; issued and outstanding, 0 and 2 shares	—	—
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 31,018,795 and 32,894,177 shares	3	3
Additional paid-in capital	1,684,974	1,741,241
Accumulated deficit	(1,020,525)	(1,179,893)
Accumulated other comprehensive income	519	1,045

Total stockholders’ equity	664,971	562,396

Total liabilities and stockholders’ equity	$743,379	$626,094

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$339,968	$249,354	$132,230

Operating expenses:
Content and distribution	145,351	92,688	27,583
Systems and network operations	21,375	14,220	10,988
Product development	31,203	23,142	17,781
Sales and marketing	31,062	23,486	17,487
General and administrative	40,234	36,348	32,225
Depreciation	9,061	6,974	10,819
Amortization of other intangible assets	15,265	9,920	6,819
Impairment of other intangible assets	—	—	1,151
Restructuring charges	—	222	11,722
Other, net	—	(3,203)	1,529

Total operating expenses	293,551	203,797	138,104

Operating income (loss)	46,417	45,557	(5,874)
Gain (loss) on investments, net	154	425	(11,997)
Other income, net	89,322	4,991	8,190

Income (loss) from continuing operations before income tax benefit	135,893	50,973	(9,681)
Income tax benefit	23,475	29	607

Income (loss) from continuing operations	159,368	51,002	(9,074)
Discontinued operations:
Income from discontinued operations, net of taxes	—	2,277	2,755
Gain on sale of discontinued operations, net of taxes	—	29,122	—

Net income (loss)	$159,368	$82,401	$(6,319)

Earnings (loss) per share—Basic:
Income (loss) from continuing operations	$4.94	$1.59	$(0.29)
Income from discontinued operations	$—	$0.98	$0.09

Basic net income (loss) per share	$4.94	$2.57	$(0.20)

Weighted average shares outstanding used in computing basic net income (loss) per share	32,284	32,109	31,232
Earnings (loss) per share—Diluted:
Income (loss) from continuing operations	$4.47	$1.40	$(0.29)
Income from discontinued operations	$—	$0.86	$0.09

Diluted net income (loss) per share	$4.47	$2.26	$(0.20)

Weighted average shares outstanding used in computing diluted net income (loss) per share	35,616	36,541	31,232
Other comprehensive income (loss):
Net income (loss)	$159,368	$82,401	$(6,319)
Foreign currency translation adjustment	(745)	526	1,162
Unrealized gain (loss) on investments, available-for-sale	219	(687)	(523)

Comprehensive income (loss)	$158,842	$82,240	$(5,680)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Common Stock		Paid-In Capital	Accumulated deficit	Deferred Expense- warrants	Unearned compensation	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2002	30,957	$3	$1,704,123	$(1,255,975)	$(39)	$(543)	$567	$448,136
Common stock issued for stock options	370	—	2,711	—	—	—	—	2,711
Common stock issued for employee stock purchase plan	175	—	906	—	—	—	—	906
Common stock repurchased and/or retired	(32)	—	—	—	—	—	—	—
Unearned compensation—stock options/restricted stock	—	—	(695)	—	—	695	—	—
Stock-based compensation expense	—	—	472	—	—	(152)	—	320
Warrant expense	—	—	—	—	39	—	—	39
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(523)	(523)
Realized loss on foreign currency	—	—	—	—	—	—	168	168
Foreign currency translation adjustment	—	—	—	—	—	—	994	994
Tax benefit from exercise of stock options	—	—	100	—	—	—	—	100
Net loss	—	—	—	(6,319)	—	—	—	(6,319)

Balance, December 31, 2003	31,470	3	1,707,617	(1,262,294)	—	—	1,206	446,532
Common stock issued for stock options	1,386	—	31,601	—	—	—	—	31,601
Common stock issued for employee stock purchase plan	59	—	1,146	—	—	—	—	1,146
Common stock repurchased and/or retired	(21)	—	(698)	—	—	—	—	(698)
Stock-based compensation expense	—	—	1,575	—	—	—	—	1,575
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(687)	(687)
Foreign currency translation adjustment	—	—	—	—	—	—	526	526
Net income	—	—	—	82,401	—	—	—	82,401

Balance, December 31, 2004	32,894	3	1,741,241	(1,179,893)	—	—	1,045	562,396
Common stock issued for stock options	703	—	12,614	—	—	—	—	12,614
Common stock issued for employee stock purchase plan	60	—	1,512	—	—	—	—	1,512
Common stock repurchased and/or retired	(2,638)	—	(70,393)	—	—	—	—	(70,393)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	219	219
Foreign currency translation adjustment	—	—	—	—	—	—	(745)	(745)
Net income	—	—	—	159,368	—	—	—	159,368

Balance, December 31, 2005	31,019	$3	$1,684,974	$(1,020,525)	$—	$—	$519	$664,971

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$159,368	$82,401	$(6,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(31,399)	(2,755)
Depreciation and amortization	24,326	16,894	17,638
Impairment of goodwill and other intangible assets	—	—	1,151
Warrant and stock-related revenue	—	—	(135)
Warrant and stock-based compensation expense	—	981	320
Deferred tax benefit	(26,931)	—	—
Bad debt (recovery) expense	545	328	(1,024)
Loss (gain) on investments	(154)	(425)	11,997
Gain on sale of non-core services	—	—	(6,432)
Non-cash or asset impairment restructuring charges	—	222	2,059
Other	73	(523)	641
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combinations:
Accounts receivable	(13,585)	(29,800)	894
Notes and other receivables	16,853	(2,914)	2,100
Prepaid expenses and other current assets	(8,535)	967	(385)
Other long-term assets	(1,190)	(543)	(109)
Accounts payable	2,244	(1,749)	(582)
Accrued expenses and other current and long-term liabilities	5,913	14,806	14,008
Deferred revenue	(1,340)	1,863	(3,876)
Discontinued operation net assets	—	—	17,217

Net cash provided by operating activities	157,587	51,109	46,408
Investing Activities:
Business acquisitions, net of cash acquired	(26,364)	(130,607)	(29,075)
Other long-term assets	(4,495)	—	—
Purchase of intangible assets	—	—	(55)
Purchases of property and equipment	(16,969)	(10,410)	(2,179)
Proceeds from sale of non-core services and assets	139	465	5,620
Proceeds from sale of discontinued operations	—	82,000	—
Proceeds from sale of equity investments	154	1,874	12,454
Proceeds from sales and maturities of investments	202,947	446,363	263,495
Purchases of investments	(188,964)	(499,204)	(276,191)

Net cash used by investing activities	(33,552)	(109,519)	(25,931)
Financing Activities:
Common stock repurchases	(70,393)	—	—
Proceeds from stock options and warrants	12,614	31,601	2,710
Proceeds from issuance of stock through employee stock purchase plan	1,512	1,146	906

Net cash provided (used) by financing activities	(56,267)	32,747	3,616

Net increase (decrease) in cash and cash equivalents	67,768	(25,663)	24,093
Cash and cash equivalents, beginning of period	85,245	110,908	86,815

Cash and cash equivalents, end of period	$153,013	$85,245	$110,908

Cash paid for income taxes:	$3,644	$943	$440

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

Note 1:    Summary of Significant Accounting Policies

Description of the business:    InfoSpace, Inc. (the “Company” or “InfoSpace”) is a provider and publisher of mobile content, products and services assisting consumers with finding information, personalization and entertainment on the mobile phone. The Company also uses its technology, including metasearch, to power its branded Web sites and provide private-label online search and directory services to its distribution partners.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of presentation:    On March 31, 2004, the Company completed the sale of its Payment Solutions business to Lightbridge, Inc., for $82.0 million in cash. The operating results of the Payment Solutions business have been presented as a discontinued operation in the Consolidated Statements of Operations for all years presented.

Business combinations:    Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the business acquired are recorded at their fair value at the date of acquisition.

Cash and cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. Auction Rate Securities and all debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered short-term investments. Other investments maturing after one year from the balance sheet date are considered long-term. The Company accounts for investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2005 and 2004, the Company’s short-term and long-term investments are classified as available-for-sale and are reported at their fair market value, with changes in fair value reported in Other Comprehensive Income (Loss).

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	3 – 5 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company has capitalized certain internal use software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs capitalized primarily consist of employee salaries and benefits allocated on a project or product basis. The Company capitalized $2.8 million, $1.9 million and $1.0 million of internal-use software costs in the years ended December 31, 2005, 2004 and 2003, respectively.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Valuation of goodwill and intangible assets:    In accordance with SFAS No. 142, Goodwill and Intangible Assets, the Company evaluates goodwill and other intangible assets at least annually to determine whether there has been any impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company also accounts for definite-lived intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No impairments of goodwill and other intangible assets have been recorded in the years ended December 31, 2005 and 2004. In the year ended December 31, 2003, an impairment of other intangible assets of $1.2 million was recorded and no impairment of goodwill was recorded.

Other investments:    The Company has invested in equity investments of publicly-held and privately-held companies for business and strategic purposes. As of December 31, 2005, the Company has an investment with a carrying value of $2.1 million in a privately-held company, which also includes a warrant to purchase shares in such company. As of December 31, 2004, the Company held an investment with a carrying value of $50,000 in a privately-held company. Investments in companies whose securities are not publicly traded are recorded at cost. Investments in companies whose securities are publicly traded are recorded at fair value, with unrealized gains or losses recorded in accumulated other comprehensive income in the Company’s stockholders’ equity section of its consolidated balance sheet. Warrants held by the Company to purchase equity securities are included in the Consolidated Balance Sheets at their fair value with changes in fair value recorded as gains or losses on investments in the Consolidated Statement of Operations. Realized gains or losses are recorded based on the identified specific cost of the investment sold. The Company does not exercise significant influence over the operating or financial policies of any of the non-public companies in which it has invested and therefore accounts for such investments under the cost method and records the investment in Other long-term assets.

Stock-based compensation:    Through December 31, 2005, the Company accounted for stock compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees as allowed under the current provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB Opinion No. 25, the Company has not recorded any expense when stock options were granted with exercise prices equal to the fair market value of the Company’s stock at the date of grant. The Company’s stock-based compensation plans are more fully described in Note 5. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), Share-Based Payment (revised 2004). SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value based method and record such expense in its consolidated financials statements over the requisite service period. The Company will adopt SFAS No. 123(R) on January 1, 2006.

In accordance with FASB Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, unearned compensation includes the unamortized intrinsic value of vested and unvested options assumed in acquisitions. In addition, unearned compensation includes the unamortized compensation expense from the Company’s restricted stock grant in December 2001. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. For options assumed in acquisitions, the Company measures the value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the options granted based on the quoted price of the Company’s common stock at the date the options are assumed. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value for assumed options and restricted stock is recognized as an expense and amortized using the accelerated amortization method prescribed in FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the years ended December 31, 2005, 2004 and 2003, the Company recognized compensation expense related to stock options or restricted stock grants of $0, $1.6 million and a recapture of previously recorded stock compensation expense of $320,000, respectively.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The provisions of SFAS No. 123 require the Company to disclose the assumptions used in calculating the fair value pro forma expense. To estimate compensation expense which would be recognized under SFAS No. 123, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted: risk-free interest rate of 3.85% to 4.39% for the 2005 grants, 2.99% to 3.72% for the 2004 grants and 2.46% to 3.24% for the 2003 grants, expected dividend yield of 0% for all periods; volatility of 63% to 69% for 2005 grants, 64% to 67% for 2004 grants and 66% to 105% for 2003 grants; and an expected life of five years.

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income (loss) for the years ended December 31, 2005, 2004 and 2003 would have been as follows (amounts in thousands, except per share data):

	2005	2004	2003
Net income (loss) as reported	$159,368	$82,401	$(6,319)
Stock-based compensation, as reported	—	1,575	(320)
Total stock-based compensation determined under fair value based method for all awards	(60,180)	(36,314)	(26,974)

Pro forma income (loss)	$99,188	$47,662	$(33,613)

Basic net income (loss) per share, as reported	$4.94	$2.57	$(0.20)
Diluted net income (loss) per share, as reported	$4.47	$2.26	$(0.20)
Basic net income (loss) per share, SFAS No. 123 adjusted	$3.07	$1.48	$(1.08)
Diluted net income (loss) per share, SFAS No. 123 adjusted	$2.85	$1.35	$(1.08)

On December 14, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $34.00 per share that were previously awarded under the Company’s equity compensation plans to its employees. These options were accelerated to avoid recording future compensation expense with respect to such options. The Company’s management believes that because such options had exercise prices in excess of the current market value of the Company’s stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 14, 2005. Options to purchase 2.4 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $40.51. Due to this acceleration, an additional $29.3 million is included in the pro forma stock-based compensation expense for the year ended December 31, 2005.

Warrant expense:    Warrant expense represented the fair value of the warrants that were issued and was expensed ratably over the four-year vesting period, which ended during 2003. The amortization of deferred warrant expense has been charged to content and distribution expenses.

Revenues:

Mobile revenue:    The Company earns revenue, typically from its agreements with mobile operators, from its content delivery services, which include both product downloads and subscriber usage, hosting and maintenance services and professional services.

The Company’s revenue from product downloads is generated when end users purchase media download products, such as ringtones, graphics or games, via their mobile phones. The agreements with the mobile

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

operators provide that the mobile operators are responsible for billing and collecting from the end users, and remitting fees to the Company, for the purchase of the product download that the Company licenses or as a service fee for delivering a media download product that the mobile operator licenses directly. In accordance with Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes revenue, and a corresponding expense, for transactions in which the Company acts as a principal and directly licenses content from the license holder(s). The Company records revenue on a net basis for transactions in which the Company acts as an agent and delivers content that the mobile operator licenses directly from the license holder(s).

Subscriber usage fee revenue is generated based on the end users usage of the Company’s messaging or browsing services.

The Company generates revenue from professional services, which is recognized in the period in which the work is completed and accepted by the customer. Professional services are typically contracted at hourly rates, which are consistently applied, although differ by geographic region.

The Company generates revenue for hosting services and maintenance of such services. Revenue is recognized in the period in which the service is provided. The Company has entered into certain contracts that include set-up or integration fees and/or development fees, which are invoiced at the commencement of the agreement. Although these fees are sometimes paid to the Company at the commencement of the agreement, they are recognized ratably over the term of the agreement.

Search & Directory revenue:    The Company generates revenues from its online search, yellow page and white page services. Revenues are generated when an end user of its services generates a paid search on one of the Company’s owned and operated Web sites or through a distribution partner’s Web property, in which the Company offers its private label online search and directory products and services for distribution partners to offer on its Web properties. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to the Company.

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

For distribution partner arrangements, whereby the Company shares a portion of the revenues earned through a distribution partner’s Web property, revenue is recorded on a gross basis in accordance with EITF 99-19. The Company recognizes the cost of revenue share payments to the distribution partners as a content and distribution expense. Typically, revenue share expenses are based on a contracted rate per paid search or as a percent of gross revenue earned by the Company.

For the year ended December 31, 2003, the Company recognized $135,000 in warrant revenue related to certain agreements.

Non-core services revenue:    For the year ended December 31, 2003, the Company earned and recognized revenue from certain non-core services. During 2003, all of these non-core services were sold or otherwise disposed. Revenues were recognized in the period in which the products or services were delivered. In some cases, the fees were paid to the Company at the commencement of the agreement with the customer, and the related revenue was recognized ratably over the contracted period or estimated life of the arrangement.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Content and distribution expenses:    Content and distribution expenses consist principally of costs related to licensing and royalty fee arrangements in connection with its mobile media download products for items such as ringtones, graphics and games, revenue sharing arrangements with distribution partners in connection with the search and directory services for Web properties of the Company’s distribution partners and other content or data licenses.

For licensing and royalty agreements to secure the content for media download products, the Company records licensing and royalty expense as a content and distribution cost in the period in which the content or product is delivered. Certain agreements are based on a flat fee for a contracted period of time and these content expenses are recorded ratably over the contract period.

System and network operation expenses:    System and network operation expenses are costs associated with the delivery, maintenance and support of the Company’s products, services and infrastructure and principally consists of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment staffing needs, communication costs, such as high-speed Internet access and hosting, and equipment maintenance and repair.

Product development expenses:    Product development expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment staffing needs, for research, development, support and ongoing enhancements of the Company’s products and services.

Sales and marketing expenses:    Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment staffing needs, and public relations, advertising, market research and promotion expenses.

General and administrative expenses:    General and administrative expenses consist principally of personnel costs, professional service fees, which include legal, audit, and Securities and Exchange Commission (the “SEC”) and Sarbanes-Oxley Act compliance fees, occupancy and general office expenses, and general business development and management expenses.

Advertising costs:    Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Cash advertising expense totaled $7.6 million, $5.4 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company recorded $400,000 in non-cash advertising expense relating to barter arrangements for the year ended December 31, 2003. The Company did not record any non-cash advertising expense for the years ended December 31, 2005 and 2004.

Restructuring charges:    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the closures of certain Company facilities.

Other, net:    Other, net consists of costs and/or charges that are not directly associated with other revenues or operating expense classifications. There were no Other, net charges in the year ended December 31, 2005. Other, net in the year ended December 31, 2004, of $3.2 million, primarily consists of the settlement of a litigation matter concerning promissory notes due from a former officer of the Company, resulting in a gain of $3.9 million. Pursuant to the settlement agreement, the Company received $3.3 million in cash and 18,438 shares of the Company’s common stock with a fair value of $622,000 from the former officer in full settlement of promissory notes previously recorded for $10.0 million and interest earned on the promissory notes of $1.6 million. The gain of $3.9 million was partially offset by a charge of $1.2 million related to the separation of a

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

former executive officer. Other, net in the year ended December 31, 2003 of $1.5 million, primarily consists of a litigation settlement charge of $7.5 million and a tax settlement charge of $4.0 million, which included interest and penalties, related to a partial settlement agreement with the Internal Revenue Service (the “IRS”) regarding the audit of the Company’s payroll tax returns for the year 2000. Partially offsetting these charges were research and development tax refunds or credits from local and foreign tax jurisdictions of $3.2 million and gains on the sale or disposition of the Company’s non-core services of $6.4 million.

Gain (loss) on investments:    Gain (loss) on investments consists of changes in fair values of warrants held by the Company, realized gains and losses from the sale of equity instruments of publicly-held and privately-held companies, and the other-than-temporary impairment of such equity instruments.

Other income, net:    Other income, net for the years ended December 31, 2005, 2004 and 2003, consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Interest income	$11,250	$4,698	$4,191
Gain on litigation settlement	79,297	—	4,112
Foreign currency derivative gain (loss)	(934)	456	—
Other items, net	(291)	(163)	(113)

Other income, net	$89,322	$4,991	$8,190

On March 25, 2005, the Company received proceeds of $83.2 million from the settlement of several outstanding litigation matters. The Company recognized a gain of $79.3 million, comprised of the settlement proceeds and interest, less $3.9 million in legal fees (see Note 8). In January 2005, the Company recognized a foreign exchange loss in connection with an acquisition of a business, see Note 6.

In 2003, the Company recorded a gain of $4.1 million related to the settlement of a litigation matter.

Income from discontinued operations and gain on sale of discontinued operations:    On March 31, 2004, the Company consummated the sale of its Payment Solutions business and has reflected the results of operations from its Payment Solutions business as discontinued operations for all periods presented. The Company recorded revenues from the operations of Payment Solutions of $8.4 million and $27.8 million for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, the Company recorded income from the operating results of Payment Solutions of $2.3 million and $2.8 million, respectively, net of income taxes of $0 and $1.5 million, respectively. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions. Additionally, for the year ended December 31, 2004, the Company recorded a gain on the sale of Payment Solutions of $29.1 million, which was comprised of proceeds from the sale of $82.0 million less the net book value of assets sold of $49.3 million (including goodwill of $48.9 million), and transaction related costs of $3.6 million, which consist of investment banking fees, legal fees and employee related costs.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The treasury stock method calculates the dilutive effect only for those stock options and warrants whose exercise price is less than the average stock price during the period presented. Using the treasury stock method, stock options and warrants to purchase 3,331,830, 4,432,258 and 0 shares of common stock were included in the calculation of diluted net income per share for the years ended December 31, 2005, 2004 and 2003, respectively. Stock options, restricted stock and warrants to purchase a total of 3,051,342, 1,818,887 and 9,174,339 shares of common stock were excluded from the calculations of diluted loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, as they were antidilutive.

Other Comprehensive Income:    Comprehensive income includes net income, plus items that are recorded directly to stockholders’ equity, including foreign currency translation adjustments and the net change in unrealized gains and losses on short-term and long-term investments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of net income in the period realized. For the year ended December 31, 2005, the Company recorded a gain of $691,000, and for the years ended December 31, 2004 and 2003, recorded losses of $23,000 and $550,000, respectively. Components of Other comprehensive income included on the Consolidated Balance Sheets at December 31, 2005 and 2004 consist of the following (in thousands):

	December 31,
	2005	2004
Unrealized gain on foreign currency translation	$967	$1,712
Unrealized loss on available-for-sale investments	(448)	(667)

	$519	$1,045

Foreign currencies:    Foreign subsidiary financial statements are denominated in foreign currencies and are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the period. Realized gains and losses on foreign currency transactions are included in Other income, net.

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

Revenue concentration:    The Company derives a significant portion of its revenues from a small number of customers. Revenues from the top ten customers of the Company represent 90%, 89% and 82% of total revenues in the years ended December 31, 2005, 2004 and 2003, respectively. The number of customers that accounted for more than 10% of total revenues in the years ended December 31, 2005, 2004 and 2003 were three, four, and three, respectively. For the year ended December 31, 2005, two customers of the Search & Directory business unit accounted for approximately 25% and 16% of total Company revenues and one customer of the Mobile business unit accounted approximately 28% of total Company revenues. For the year ended December 31, 2004, two customers of the Search & Directory business unit accounted for approximately 26% and 19% of total Company revenues one customer of the Mobile business unit accounted for approximately 18% of total Company

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

revenues, and one customer of both the Search & Directory and Mobile business units accounted for approximately 12% of total Company revenues. For the year ended December 31, 2003, three customers of the Search & Directory business unit accounted for approximately 28%, 17% and 16% of total Company revenues. At December 31, 2005 and 2004, two customers each accounted for more than 10% of the accounts receivable balance.

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

Derivative instruments:    The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on the Company’s Consolidated Statement of Operations. The Company had no derivative instruments as of December 31, 2005.

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company evaluates the deferred tax assets for future realization and reduces them by a valuation allowance to the extent management of the Company believes a portion will not be realized. Management considers many factors when assessing the likelihood of future realization of its deferred tax assets including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Due to the size of the Company’s net operating loss carryforwards, their expiration beginning in 2020, and the Company’s recent level of annualized profitability, management has determined that sufficient uncertainty exists regarding the realizability of all of the deferred tax assets and has provided a partial valuation allowance. The Company will continue to evaluate the likelihood of the realization of the deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the assessment may conclude that the remaining portion of the Company’s deferred tax assets are more likely than not realizable.

Reclassification:    Certain reclassifications have been made to the balances in the accompanying consolidated financial statements to conform to the 2005 presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income (loss), net income (loss), total assets, total liabilities or stockholders’ equity.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, restructuring-related liabilities, accrued contingencies and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 2:    Balance Sheet Components

Short-term and long-term investments classified as available-for-sale at December 31, 2005 and 2004 consist of the following, stated at fair market value (in thousands):

	December 31,
	2005	2004
Corporate notes and bonds	$21,008	$24,704
U.S. Government securities	100,367	96,340
Auction rate securities	100,985	115,525

	$222,360	$236,569

Maturity information is as follows for investments classified as available-for-sale at December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$121,847	$—	$(472)	$121,375
Auction Rate Securities	100,985	—	—	100,985

Total	$222,832	$—	$(472)	$222,360

At December 31, 2004, there were no gross unrealized gains and gross unrealized losses were $664,000.

	December 31,
	2005	2004
	(in thousands)
Property and equipment
Computer equipment and data center	$41,580	$33,678
Purchased software	19,238	15,292
Internally developed software	6,448	3,615
Office equipment	2,679	2,135
Office furniture	3,463	2,994
Leasehold improvements and other	6,170	5,122

	79,578	62,836
Accumulated depreciation	(52,897)	(47,108)

	26,681	15,728
Capital projects in progress	208	1,054

	$26,889	$16,782

Accrued expenses and other current liabilities
Accrued distribution partner and licensing obligations	$36,919	$27,954
Salaries and related expenses	6,613	6,200
Accrued legal and other consulting expenses	1,753	3,910
Other	6,632	5,967

	$51,917	$44,031

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 3:    Payroll Tax Receivable

As of December 31, 2004, the Company had a $13.2 million payroll tax receivable. The receivable was comprised of income tax withholdings of $12.6 million and $620,000 in payroll taxes related to the exercise of non-qualified stock options in 2000 by Anuradha Jain, a former officer of the Company and the spouse of Naveen Jain, the Company’s former chairman and chief executive officer (collectively referred to as the “Jains”). On April 15, 2005, the Company collected $12.2 million from the Jains. In the year ended December 31, 2005, the Company subsequently collected the remainder of the receivable balance, net of an unrelated tax liability of $197,000 that was included in Accrued expenses and other current liabilities at December 31, 2004.

Note 4:    Gain (Loss) on Investments

The Company, at times, invests in equity instruments of publicly-held and privately-held companies for business and strategic purposes. The Company does not exercise significant influence over the operating or financial policies of any of these companies. These investments are recorded as long-term assets. As of December 31, 2005 and 2004, the Company’s publicly-held and privately-held investments were $2.1 million and $50,000, respectively, which are included in Other long-term assets in the Consolidated Balance Sheets.

The Company accounts for these investments in equity instruments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and SEC Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review by members of the Company’s senior finance management, and includes market pricing information for the securities held, market and economic trends in the industry or geographic area, and specific information on the investee company’s financial condition. For investments with no quoted market price, the Company also considers the implied value from any recent rounds of financing completed by the investee as well as market prices of comparable public companies. The Company requests from the private investee companies their annual and quarterly financial statements to assist the Company in reviewing relevant financial data and to assist the Company in determining whether such data may indicate other-than temporary declines in fair value below the Company’s accounting basis. The Company recorded impairment charges totaling $0, $916,000 and $12.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to certain of its public and private investments for which declines in fair value below the Company’s accounting basis was determined to be other-than-temporary. The impairment charges are reflected in Gain (loss) on investments in the Consolidated Statements of Operations.

The Company periodically holds warrants in publicly-held and privately-held companies, initially acquired for business or strategic purposes. In 2004, a company in which the Company held warrants to purchase shares of stock announced that it was being acquired and that any outstanding warrants to purchase shares of the company would also be purchased. The Company recognized a gain and proceeds of $1.4 million in 2004 based on the estimated fair value of the warrant. The warrant was subsequently sold for $1.5 million and the Company recorded a gain of $154,000 in 2005.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Gain (loss) on investments, net is comprised of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Other-than-temporary investment impairments	$—	$(916)	$(12,281)
Gain (loss) on sale of investments	—	—	(398)
Increase in fair value of warrants	154	1,341	682

	$154	$425	$(11,997)

Note 5:    Stockholders’ Equity

Stock Incentive Plans

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

1996 Plan:    The Company primarily has one stock plan that was used for grants during 2005, 2004 and 2003. Options granted under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) typically vest over four years, either 25% one year from the date of grant and ratably thereafter on a monthly basis or 25% one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven or ten years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan. Restricted stock granted under the 1996 Plan in 2001 vested over a 17-month period. As of December 31, 2005, 795,661 shares were available for grant of options or other equity incentives under the 1996 Plan.

2001 Plan:    In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period. Restricted stock granted under the 2001 Plan vests over a 17-month period, 16.7% two months from the date of grant and ratably thereafter on a quarterly basis. As of December 31, 2005, 1,611,357 shares were available for grant of options or issuance of restricted stock under the 2001 Plan.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Tandem Plan:    On April 17, 2000, the Company initiated the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan (the “Tandem Plan”), a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. (“Saraide”), a subsidiary of the Company. Under the Tandem Plan, Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to exercise the Saraide option or the InfoSpace option. Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 1,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. As of December 31, 2005, no shares of InfoSpace common stock remain available for grant of options under the Tandem Plan.

Plans assumed through acquisition:    In addition to the plans described above, the Company has five option plans assumed through acquisitions by InfoSpace and Go2Net, Inc. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six years from the date of grant. As of December 31, 2005, 374,693 options were outstanding from these assumed plans, and 86,158 options are available for grant from one of these plans, the InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan, and no options are available for grant under the other acquired plans. As of December 31, 2005, 4,771 options were outstanding from the options issued outside of the 1996 Plan, 2001 Plan, Tandem Plan and acquired plans.

Activity and pricing information regarding all options and restricted stock, excluding the Tandem Plan, are summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding December 31, 2002	5,379,058	$40.20
Granted	4,699,215	17.81
Cancelled	(2,283,699)	51.64
Exercised	(466,611)	5.81

Outstanding December 31, 2003	7,327,963	24.46
Granted	2,179,525	38.56
Cancelled	(1,094,932)	39.86
Exercised	(1,396,154)	22.79

Outstanding December 31, 2004	7,016,402	26.76
Granted	3,308,050	34.56
Cancelled	(1,587,838)	34.06
Exercised	(702,539)	17.65

Outstanding December 31, 2005	8,034,075	$29.33

Options exercisable, December 31, 2005	5,477,933	$32.86

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Option/ Restricted Stock	Weighted Average Exercise Price
Outstanding December 31, 2002	11,267	$454.38
Granted	—	—
Cancelled	(2,000)	454.38
Exercised	—	—

Outstanding December 31, 2003	9,267	454.38
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding December 31, 2004	9,267	454.38
Granted	—	—
Cancelled	(8,000)	454.38
Exercised	—	—

Outstanding December 31, 2005	1,267	$454.38

Options exercisable, December 31, 2005	1,267	$454.38

Weighted average fair value for options granted in the years ended December 31, 2005, 2004 and 2003 was $16.65, $18.30 and $9.25 per share, respectively. All grants in 2005, 2004 and 2003 were made at an exercise price equal to the market price at the date of grant.

Additional information regarding options outstanding for all plans as of December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25 – 11.33	1,140,900	6.14	$9.33	873,037	$9.16
$11.70 – 14.88	977,079	4.49	14.61	556,908	14.66
$15.00 – 24.14	1,193,921	5.75	22.40	322,437	21.20
$24.25 – 26.18	977,375	6.03	25.11	288,125	24.78
$26.29 – 36.56	1,099,639	5.46	34.12	792,265	35.30
$36.58 – 39.19	1,074,766	5.25	38.45	1,074,766	38.45
$39.26 – 41.46	136,510	5.25	40.59	136,510	40.59
$41.83 – 41.83	1,082,950	5.25	41.83	1,082,950	41.83
$41.88 – 675.00	352,202	5.08	86.11	352,202	86.11

Total	8,035,342			5,479,200

On December 14, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $34.00 per share previously awarded under the Company’s equity compensation plans to its employees. Because these options had exercise prices in excess of the current

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

market value of the Company’s stock, the options were not achieving their original objective. The acceleration of vesting was effective for stock options outstanding as of December 14, 2005. Options to purchase 2.4 million shares of common stock were subject to the acceleration, and the weighted average exercise price of the options subject to the acceleration was $40.51.

Warrants:    The Company also has outstanding warrants to purchase 1,837,109 shares of common stock issued in connection with the Company’s 1998 private placement offerings and agreements to provide white pages directory and classified information services. These warrants can be exercised at any time until their expirations dates, which are between May and August 2008. For the years ended December 31, 2005, 2004 and 2003, no warrants were exercised, and at December 31, 2005 the warrants outstanding have exercise prices as follows:

Range of Exercise Prices	Number Outstanding
$2.50 – 5.00	746,092
$6.25 – 7.50	324,717
$12.50	320,838
$15.00	445,462

Total Warrants Outstanding	1,837,109

Other Plans:

1998 Employee Stock Purchase Plan:    The Company adopted the 1998 Employee Stock Purchase Plan (the “ESPP”) in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 60,058, 58,694 and 175,102 shares issued for the ESPP periods that ended in 2005, 2004 and 2003, respectively.

Stock Repurchase Plan:    On May 13, 2005, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $100 million of its common stock in open-market transactions during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Under the repurchase plan, during 2005, the Company purchased 2,633,002 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share.

Note 6:    Business Combinations

The following presents information regarding the Company’s business combinations for the years ended December 31, 2005, 2004 and 2003, including information about the allocation of purchase price from these transactions.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Fiscal Year 2005

elkware GmbH.    On January 7, 2005, the Company acquired elkware GmbH (“elkware”), a mobile gaming company, at a cost of 20.0 million euros in cash. The purchase agreement required that 5.0 million euros of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$2,157
Liabilities assumed	(1,919)

Fair value of tangible net assets acquired	238
Fair value adjustments:
Customer relationships	9,750
Existing titles	3,100
Proprietary technology	314

Total fair value of net assets acquired	$13,402

Purchase price:
Cash	$26,354
Acquisition costs	1,027
Deferred tax liability	4,607
Less fair value of net assets acquired	(13,402)

Excess of purchase price over net assets acquired, allocated to goodwill	$18,586

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

In December 2004, due to the significant fluctuations in the exchange rate of the U.S. dollar to the euro, the Company entered into a forward exchange contract to mitigate its foreign currency exposure. At December 31, 2004, the exchange rate of the U.S. dollar had declined relative to the euro and a $456,000 gain on the forward exchange contract was recorded in 2004. Subsequently, in January 2005 when the acquisition was consummated, the U.S. dollar had strengthened against the euro and a $934,000 loss as a result of the settlement of that foreign exchange contract was recorded in 2005.

Fiscal Year 2004

IOMO Limited.    On December 1, 2004, the Company acquired all of the outstanding stock of IOMO Limited, a mobile games company, for 8.0 million British pounds in cash, plus acquisition costs. The purchase agreement required that 1.1 million British pounds of the purchase price be placed in escrow to provide security for the indemnification of certain representations and warranties as set forth in the purchase agreement.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$2,254
Liabilities assumed	(919)

Fair value of tangible net assets acquired	1,335
Fair value adjustments:
Customer relationships	6,190
Content	1,350
Existing contracts and agreements	310

Total fair value of net assets acquired	$9,185

Purchase price:
Cash	$15,384
Acquisition costs	247
Deferred tax liability	2,355
Less fair value of net assets acquired	(9,185)

Excess of purchase price over net assets acquired, allocated to goodwill	$8,801

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

Atlas Mobile, Inc.    On July 1, 2004, the Company acquired the assets of Atlas Mobile, Inc., a provider of mobile multi-player tournament games, for $6.3 million in cash, plus acquisition costs. The purchase price was allocated to the assets acquired based on their estimated fair values as follows:

(in thousands)
Fair value adjustments:
Contractual relationships	$1,000
Content	1,900
Developed core technology	2,100

Total fair value of net assets acquired	$5,000

Purchase price:
Cash	$6,349
Less fair value of net assets acquired	(5,000)

Excess of purchase price over net assets acquired, allocated to goodwill	$1,349

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The expected useful life is five years for the contractual relationships, three years for developed core technology and two years for existing content contracts and agreements, and the Company is amortizing the intangible assets over their respective expected lives. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets.

Switchboard Incorporated.    On June 3, 2004, the Company acquired Switchboard Incorporated (“Switchboard”), a provider of local online advertising and Internet based yellow pages. The Company acquired all of the outstanding stock of Switchboard for $7.75 per share in cash totaling $159.4 million, plus transaction fees of $6.0 million, for an aggregate purchase price of $165.4 million. The Company acquired Switchboard to further expand its presence in the online directory industry, because of Switchboard’s brand name and trade recognition and existing traffic base, among other items. As of the acquisition date, Switchboard had $56.4 million in cash and marketable securities and no debt.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$59,565
Liabilities assumed	(2,927)

Fair value of tangible net assets acquired	56,638
Fair value adjustments:
Trademark and trade name	15,400
Contractual relationships	5,600
Developed core technology	1,600
Merchant listings	325

Total fair value of net assets acquired	$79,563

Purchase price:
Cash	$159,392
Acquisition costs	6,031
Deferred tax liability	5,390
Less fair value of net assets acquired	(79,563)

Excess of purchase price over net assets acquired, allocated to goodwill	$91,250

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

Years Ended December 31, 2005, 2004 and 2003

The initial allocation of the purchase price was adjusted for the revision of estimates related to assumed accounts receivable, accounts payable, other assets and accrued expenses for royalty and content, and those adjustments are reflected in the amounts above.

Fiscal Year 2003

Moviso LLC.    On November 26, 2003, the Company acquired the membership interests of Moviso LLC, a North American mobile media content provider for $25.0 million in cash plus acquisition costs.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$5,823
Liabilities assumed	(3,437)

Fair value of tangible net assets acquired	2,386
Fair value adjustments:
Developed core technology	6,800
Carrier relationships	7,700
Content library and content provider relationships	1,140

Total fair value of net assets acquired	$18,026

Purchase price:
Cash	$25,000
Acquisition costs	123
Less fair value of net assets acquired	(18,026)

Excess of purchase price over net assets acquired, allocated to goodwill	$7,097

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

Saraide, Inc.    In 2000, the Company acquired 80% of the common stock of Saraide, Inc., a component of the Mobile business. During November and December 2003, the Company acquired the remaining 20% interest in Saraide, Inc. at an aggregate cost of $8.6 million, which includes the cost of a litigation settlement with certain shareholders of Saraide, Inc. The Company recorded goodwill of $1.1 million and the remainder was charged to Other, net on the Consolidated Statement of Operations as cost of the settlement. The goodwill will be tested for impairment at least annually, with the Company’s other indefinite-lived intangibles.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Contactpage.com, Inc.    On October 21, 2003, the Company acquired certain assets of Contactpage.com, Inc. for $2.6 million in cash. The assets acquired consisted entirely of purchased technology, which was classified as core technology to be used in the Search & Directory segment. The expected life of the acquired core technology is estimated to be three years, after which substantial modifications and enhancements would be required for the technology to remain competitive, and will be amortized as an expense over the same period.

Note 7:    Goodwill and Intangible Assets

The following table provides information about activity in goodwill by reporting unit for the period from January 1, 2004 to December 31, 2005 (in thousands):

	Mobile	Search & Directory	Total
Goodwill as of January 1, 2004	$8,337	$48,796	$57,133
Goodwill adjustments associated with Moviso acquisition	(140)	—	(140)
Goodwill associated with Switchboard acquisition	—	91,403	91,403
Goodwill associated with Atlas Mobile acquisition	1,349	—	1,349
Goodwill associated with IOMO acquisition	9,065	—	9,065

Goodwill as of December 31, 2004	18,611	140,199	158,810
Goodwill associated with elkware acquisition	18,586	—	18,586
Goodwill adjustments associated with Switchboard acquisition	—	(153)	(153)
Goodwill adjustments associated with IOMO acquisition	(264)	—	(264)

Goodwill as of December 31, 2005	$36,933	$140,046	$176,979

Other intangible assets consisted of the following (in thousands):

	December 31, 2005			December 31, 2004
	Gross carrying Amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Core technology	$17,062	$(11,067)	$5,995	$16,748	$(7,162)	$9,586
Customer relationships	39,947	(20,089)	19,858	30,197	(11,904)	18,293
Other	13,617	(10,973)	2,644	10,708	(7,798)	2,910

Total definite-lived intangible assets	70,626	(42,129)	28,497	57,653	(26,864)	30,789
Indefinite-lived intangible assets	15,583	—	15,583	15,400	—	15,400

Total	$86,209	$(42,129)	$44,080	$73,053	$(26,864)	$46,189

Assuming the Company does not acquire businesses or intangible assets in the future, the amortization of definite-lived intangible assets is expected to be $13.2 million in 2006, $7.5 million in 2007, $4.7 million in 2008 and $3.1 million in 2009.

Impairment Analysis

In the years ended December 31, 2005, 2004 and 2003, the Company conducted its annual impairment analysis for goodwill and indefinite-lived intangible assets as of November 30, 2005, 2004 and 2003 and

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

determined that the carrying value of its goodwill and indefinite-lived intangible assets associated with each of its reporting units was not impaired. The annual impairment analysis is based on a valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

In the year ended December 31, 2003, the Company evaluated its intangible assets and recorded an impairment charge of $1.2 million related to core technology acquired in a certain acquisition as the Company determined that it would no longer pursue providing certain services utilizing this technology due to changes in the Company’s business focus.

Note 8:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2013. Rent expense under operating leases totaled $5.4 million, $3.6 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Minimum lease payments required	$5,854	$5,521	$3,760	$5,339	$5,393	$9,869	$35,736
Less sublease income	(163)	—	—	—	—	—	(163)

Net lease payments required	$5,691	$5,521	$3,760	$5,339	$5,393	$9,869	$35,573

As of December 31, 2005, the Company has pledged $4.0 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Litigation

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleged various statutory and common law claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, defendant John Richards, a former Company employee, asserted a third-party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. In January 2005, the plaintiff, Jain and the Company settled all of their respective claims including Jain’s claim for indemnification against the Company and any potential claims that Enger could bring against the Company. The settlement was paid entirely by the Company’s insurance. Richards’ claim for indemnification was not a part of the settlement agreement. On March 16, 2005, the trial court entered a judgment in Richards’ favor of less than $500. Enger is appealing that judgment. The Company believes it has meritorious defenses to Richards’ claim for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). Plaintiff did not name the Company as a defendant. As in the Enger v. Richards case (above) to which it is related, this action alleges

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

Two founding shareholders and three other shareholders of Authorize.Net Corporation, a former subsidiary acquired through the Company’s merger with Go2Net, Inc., filed a lawsuit in May 2000 in Utah State Court. This action was brought to reallocate amongst the founding shareholders of Authorize.Net the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs are making claims under the Utah Uniform Securities Act as well as various common law claims, and seek compensatory and punitive damages in the amount of $200 million, rescission of certain transactions in Authorize.Net securities, and declaratory and injunctive relief. The plaintiffs subsequently amended the claims to name Authorize.Net as a defendant with regard to the claims under the Utah Uniform Securities Act and asserted related claims against Go2Net and InfoSpace; the case is now captioned Patrick O’Keefe II, et al. v. David Heaps, et al. The Utah Court entered orders dismissing all claims plaintiffs asserted against Authorize.Net, Go2Net and InfoSpace, and the plaintiffs’ breach of contract claims, with prejudice. The plaintiffs are appealing the court’s decision. Authorize.Net previously asserted counterclaims against the plaintiffs; the Utah Court has denied the plaintiffs’ summary judgment motion against those counterclaims. Authorize.Net remains a defendant in the lawsuit in cross-claims for indemnification and contribution asserted by two former officers of Authorize.Net. Pursuant to the Company’s sale of Authorize.Net to Lightbridge, Inc., the Company agreed to indemnify Lightbridge with respect to these cross-claims. The Company believes Authorize.Net has meritorious defenses to these cross-claims, but litigation is inherently uncertain and it may not prevail in this matter.

Other

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business or are not material to the Company’s business. Additionally, the Company is subject to income taxes in the U.S. and several foreign jurisdictions and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Although the Company cannot predict the outcomes of these matters with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 9:    Income Taxes

The income tax benefit from continuing operations consists of the following for the years ending December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Current
U.S. federal	$2,522	$(4)	$(984)
State	1,006	—	—
International	(71)	(25)	377

Total current expense (benefit)	$3,457	$(29)	$(607)

Deferred
U.S. federal	$(25,000)	$—	$—
International	(1,932)	—	—

Total deferred benefit	$(26,932)	$—	$—

Benefit for income taxes, net, relating to continuing operations	$(23,475)	$(29)	$(607)

The income tax benefit for the year ended December 31, 2005 was primarily due to the effect of the reduction in the valuation allowance of $25.0 million, related to net operating losses, partially offset by a tax expense for federal alternative minimum, state and international taxes. In the year ended December 31, 2003, $1.5 million of income tax expense was allocated to discontinued operations.

The income tax benefit from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ending December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Income tax expense (benefit) at federal statutory rate of 35%	$47,563	$28,830	$(3,388)
International	—	1,743	488
State, net of federal benefit	679	—	—
Nondeductible goodwill	—	18,122	—
Change in valuation allowance—current operations	(45,933)	(47,630)	(1,522)
Decrease in beginning of year balance of valuation allowance	(25,000)	—	—
Other	(784)	(1,094)	3,815

Benefit for income taxes, net, relating to continuing operations	$(23,475)	$(29)	$(607)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The tax effect of temporary differences and net operating loss carryforwards that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Current	$860	$926
Non-current
Net operating loss carryforwards	379,714	435,534
Tax credit carryforwards	2,913	392
Depreciation and amortization	23,643	24,462
Capital loss carryforwards	17,917	16,332
Other, net	746	469

Total non-current	424,933	477,189

Total gross deferred tax assets	425,793	478,115

Valuation allowance	(400,793)	(478,115)

Net deferred tax assets	25,000	—

Deferred tax liabilities:
Non-current
Intangible assets	(10,421)	(7,745)

Total gross deferred liabilities	(10,421)	(7,745)

Net deferred tax assets (liabilities)	$14,579	$(7,745)

At December 31, 2005 and 2004, the Company provided a valuation allowance for its net deferred tax assets for which significant uncertainty exists regarding the ultimate realization. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent significant uncertainty exists. Many factors are considered when assessing the likelihood of future realization of deferred tax assets including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. At December 31, 2005, the Company determined it was more likely than not that a portion of the operating assets would be realizable in the foreseeable future. Accordingly, the Company has reduced its valuation allowance related to its operating loss deferred tax assets and recognized an income tax benefit of $25.0 million. The net change in the valuation allowance in the years ended December 31, 2005 and 2004 was $77.3 million and $11.2 million, respectively.

As of December 31, 2005, the Company’s U.S. federal net operating loss carryforward for income tax purposes was $1.0 billion, of which approximately $862 million pertains to certain net operating loss carryforwards related to stock-based tax deductions in excess of amounts recognized for financial reporting purposes. When the net operating loss carryforwards related to stock-based tax deductions are recognized, the income tax benefit of those losses is accounted for as a credit to Stockholders’ Equity on the Consolidated Balance Sheets rather than the Consolidated Statements of Operations. In addition, approximately $82 million of the net operating loss carryforward relates to losses acquired in certain business combinations and when recognized will be offset as a reduction to goodwill and approximately $17 million of the operating loss carryforward relates to foreign losses that will reduce the provision for international income taxes if and when utilized.

If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 10:    Restructuring Charges

The Company did not record any restructuring charges for the year ended December 31, 2005. Restructuring charges were $222,000 and $11.7 million for the years ended December 31, 2004 and 2003, respectively.

During 2004, the Company recorded an adjustment to its reserves related to a restructuring charge in 2003, to adjust its estimated reserves for its future excess facilities costs, based on reducing the present value of future committed lease payments by estimated sublease rental income, net of estimated sublease costs or the cost to terminate the excess facilities leases. Additionally, in June 2004, the Company entered into lease termination agreements with its landlord for the majority of its excess facilities. The aggregate cost to terminate such leases amounted to $2.4 million all of which has been paid as of December 31, 2004.

During 2003, the Company implemented reductions in its workforce and, as part of the workforce reductions, consolidated its corporate facilities. The Company also closed an international sales office. The restructuring charges consisted of $4.5 million in employee severance and other separation charges, a $4.7 million charge related to its excess facilities, $1.9 million to write down leasehold improvements and equipment related to the excess facilities, $405,000 of lease termination costs, and a $148,000 charge related to the realized loss on foreign currency fluctuations related to the closure of the international sales office.

The restructuring charges for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Restructuring Charge in the year ended December 31,
Type of Charge	2005	2004	2003
Severance and related costs	$—	$(31)	$4,543
Estimated future lease losses	—	253	4,723
Leasehold improvements and other asset disposal costs	—	—	1,903
Lease termination penalties	—	—	405
Realized loss on fluctuation of foreign currency	—	—	148

	$—	$222	$11,722

At December 31, 2005, the accrued liability associated with the restructuring related charges was $0 and consisted of the following (in thousands):

	Severance and related costs	Estimated future lease losses	Total
Reserve balance at December 31, 2003	$656	$3,918	$4,574
Adjustments	(31)	114	83
Payments in 2004	(625)	(3,806)	(4,431)

Reserve balance at December 31, 2004	—	226	226
Adjustments	—	(152)	(152)
Payments in 2005	—	(74)	(74)

Reserve balance at December 31, 2005	$—	$—	$—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 11:    Business Unit Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Through December 31, 2005, the Company has focused on two businesses, Mobile and Search & Directory. Recently, the Company has realigned its operations to a functional organization structure, eliminated the separate businesses and announced plans to leverage its search and directory technology to focus more on mobile products, services and distribution channels. The impact of the revised strategy on segment reporting is currently being evaluated.

Through December 31, 2005, the Company measures the results of its reportable segments based on operating income or loss before depreciation, amortization and impairment of goodwill and other intangible assets, restructuring charges, other charges, gains and losses on equity investments and the cumulative effect of changes in accounting principle. This measure is referred to as segment income. Segment income and income from non-core services excludes depreciation, amortization and allocation of corporate expenses. Certain indirect expenses are allocated to the reportable business units based on internal usage measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes or interest income to the reportable business units.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net loss for the years ended December 31, 2005, 2004 and 2003 are presented below (in thousands). The Company does not account for, and does not report to management, its assets (other than goodwill and other intangible assets) or capital expenditures by business unit.

	Year Ended December 31,
	2005	2004	2003
Mobile
Revenue	$157,412	$92,515	$27,929
Operating expense	124,760	66,925	21,089

Segment income	32,652	25,590	6,840

Search & Directory
Revenue	182,556	156,839	93,893
Operating expense	104,449	88,224	45,217

Segment income	78,107	68,615	48,676

Non-core services
Revenue	—	—	10,408
Operating expense	—	—	5,631

Income	—	—	4,777

Total
Total segment revenue	339,968	249,354	132,230
Total segment operating expense	229,209	155,149	71,937

Total segment income	110,759	94,205	60,293

Corporate
Operating expense	$40,016	$34,735	$34,127
Depreciation	9,061	6,974	10,819
Impairment of goodwill and other intangible assets	—	—	1,151
Amortization of other intangible assets	15,265	9,920	6,819
Restructuring charges	—	222	11,722
Other, net	—	(3,203)	1,529
Loss (gain) on investments, net	(154)	(425)	11,997
Other income, net	(89,322)	(4,991)	(8,190)
Income tax benefit	(23,475)	(29)	(607)
Income from discontinued operations	—	(31,399)	(2,755)

	(48,609)	11,804	66,612

Total Consolidated Net Income (Loss)	$159,368	$82,401	$(6,319)

Geographic revenue information is presented below (in thousands):

	2005	2004	2003
United States	$316,068	$232,436	$116,202
International	23,900	16,918	16,028

Total	$339,968	$249,354	$132,230

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Note 12:    Related-Party Transactions

From time to time, the Company has made investments in private and public companies for business and strategic purposes. In the normal course of business, the Company has entered into agreements to provide various promotional services for some of these companies. Revenues earned from companies in which the Company owns stock are considered related party revenue, including independent service agreements entered into with companies that the Company invested in during prior years. The Company recorded no related party revenues in the years ended December 31, 2005 and 2004 and recorded $190,000 in the year ended December 31, 2003, which included warrant revenues of $134,000.

Note 13:    Employee Benefit Plan

The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2005, 2004 and 2003, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $851,000, $745,000 and $386,000, respectively.

Note 14:    Recent Accounting Pronouncements

The Company currently accounts for stock-based compensation awards using the intrinsic value measurement provisions of APB Opinion No. 25. Accordingly, no compensation expense is recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. In December 2004, the FASB issued SFAS No. 123(R) and in March 2005, the SEC issued SAB No. 107, Share-Based Payment, relating to the adoption of SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which a person is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company’s management expects that the adoption of SFAS No. 123(R) will impact the Company’s financial results in the future, as it is expected to significantly reduce net income as the Company has not had significant stock-based compensation expense in the recent past. The pro forma effects on net income (loss) and earnings (loss) per share if the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) is presented in Note 1: Stock-based compensation. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123(R).

The Company will adopt SFAS No. 123(R) on January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. This clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and provides guidance to ensure consistency in recording legal obligations associated with long-lived tangible asset retirements. The Company’s management does not believe adoption of FIN 47 will have a material effect on its financial position, cash flows or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). This changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in 2006; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company’s management does not believe adoption of SFAS No. 154 will have a material effect on its financial position, cash flows or results of operations.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP No. 115-1”). FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for periods beginning in 2006. The Company’s management does not believe adoption of FSP No. 115-1 will have a material effect on its financial position, cash flows or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that InfoSpace, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Seattle, Washington

February 23, 2006

ITEM 9B.    Other Information

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

ITEM 10.    Directors and Executive Officers of the Registrant

Certain information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal One—Election of Directors.”

Certain information regarding our executive officers is included in Part I of this Report under the caption “Executive Officers and Directors of the Registrant” and is incorporated by reference into this Item.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Additional Information Relating to Our Directors and Executive Officers—Equity Compensation Plans.”

ITEM 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Additional Information Relating to Our Directors and Executive Officers—Certain Relationships and Related Transactions.”

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm for 2005 and 2004” and “Audit Committee Report.”

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)

1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 48 of this Report.

2.     Financial Statement Schedules.

All financial statement schedules required by Item 15(a)(2) have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits.

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)*	Restated 1996 Flexible Stock Incentive Plan, including amendments

10.3(5)*	1998 Employee Stock Purchase Plan

10.4(5)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and Acorn Ventures-IS, LLC

10.6(5)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein

10.7(7)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.8(8)*	2001 Nonstatutory Stock Option Plan

10.9(9)*	Employment Agreement dated as of October 5, 2005, between InfoSpace, Inc. and James F. Voelker

10.10(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.11(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.12(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

10.13(11)*	Separation Agreement dated as of October 22, 2004 between InfoSpace, Inc, and Kendra VanderMeulen

Number	Description
10.14(12)*	Amendment No. 1 to Employment Agreement dated as of December 9, 2004 between InfoSpace, Inc. and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.15(13)*	Employment Agreement dated as of August 3, 2005 between InfoSpace, Inc. and Steve Elfman

10.16(14)*	Employment Agreement dated as of November 15, 2005 between InfoSpace, Inc. and Stephen Davis

10.17(15)*	Separation Agreement entered into January 17, 2006 between InfoSpace, Inc. and Victor Melfi

10.18(16)*	InfoSpace 2005 Executive Financial Performance Incentive Plan

10.19(17)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.20*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.21(18)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.22(18)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.23(18)*	Description of Retainer and Meeting Fees Paid to Directors

10.24(19)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.25(20)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.26(21)*	2006 InfoSpace Executive Financial Performance Incentive Plan

10.27(21)*	2006 Infospace Executive Vice President, Sales & Business Development Compensation Plan

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2002.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended September 30, 2005.
(7)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 5, 2005.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 25, 2004.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 10, 2004
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on August 4, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 27, 2005.
(15)	Incorporated by reference to the Current Report on Form 8-K/A filed by the registrant on January 19, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 28, 2005.
(17)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(18)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2004.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 22, 2006.
*	Indicates a management contract or compensatory plan or arrangement.

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
Date: February 23, 2006

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

Signature	Title	Date

/s/ JAMES F. VOELKER James F. Voelker	Chief Executive Officer, Chairman and President (Principal Executive Officer)	February 23, 2006

/s/ DAVID E. ROSTOV David E. Rostov	Chief Financial Officer (Principal Financial Officer)	February 23, 2006

/s/ ALLEN M. HSIEH Allen M. Hsieh	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2006

/s/ EDMUND O. BELSHEIM JR. Edmund O. Belsheim Jr.	Chief Administrative Officer and Director	February 23, 2006

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Director	February 23, 2006

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	February 23, 2006

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	February 23, 2006

/s/ RUFUS W. LUMRY, III Rufus W. Lumry, III	Director	February 23, 2006

Signature	Title	Date

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	February 23, 2006

/s/ GEORGE M. TRONSRUE III George M. Tronsrue III	Director	February 23, 2006

/s/ VANESSA A. WITTMAN Vanessa A. Wittman	Director	February 23, 2006

INDEX TO EXHIBITS

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)*	Restated 1996 Flexible Stock Incentive Plan, including amendments

10.3(5)*	1998 Employee Stock Purchase Plan

10.4(5)	Form of Investor Rights Agreements, dated as of May 21, 1998, between the registrant and Acorn Ventures-IS, LLC

10.5(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant, Naveen Jain and Acorn Ventures-IS, LLC

10.6(5)	Stockholder Rights Agreement, dated as of August 6, 1998, by and among the registrant and the investors named therein

10.7(7)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.8(8)*	2001 Nonstatutory Stock Option Plan

10.9(9)*	Employment Agreement dated as of October 5, 2005, between InfoSpace, Inc. and James F. Voelker

10.10(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.11(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.12(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

10.13(11)*	Separation Agreement dated as of October 22, 2004 between InfoSpace, Inc, and Kendra VanderMeulen

10.14(12)*	Amendment No. 1 to Employment Agreement dated as of December 9, 2004 between InfoSpace, Inc. and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.15(13)*	Employment Agreement dated as of August 3, 2005 between InfoSpace, Inc. and Steve Elfman

10.16(14)*	Employment Agreement dated as of November 15, 2005 between InfoSpace, Inc. and Stephen Davis

10.17(15)*	Separation Agreement entered into January 17, 2006 between InfoSpace, Inc. and Victor Melfi

10.18(16)*	InfoSpace 2005 Executive Financial Performance Incentive Plan

10.19(17)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.20*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.21(18)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.22(18)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.23(18)*	Description of Retainer and Meeting Fees Paid to Directors

Number	Description
10.24(19)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.25(20)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.26(21)*	2006 InfoSpace Executive Financial Performance Incentive Plan

10.27(21)*	2006 Infospace Executive Vice President, Sales & Business Development Compensation Plan

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2002.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended September 30, 2005.
(7)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on April 6, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 5, 2005.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 25, 2004.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 10, 2004.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on August 4, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 27, 2005.
(15)	Incorporated by reference to the Current Report on Form 8-K/A filed by the registrant on January 19, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 28, 2005.
(17)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(18)	Incorporated by reference to the Annual Report on form 10-K filed by the registrant for the year ended December 31, 2004.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 22, 2006.
*	Indicates a management contract or compensatory plan or arrangement.