Form 10-Q
period 2006-03-31
INFOSPACE INC
filed 2006-05-02
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25131

INFOSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 108th Avenue NE, Suite 1200 Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, Par Value $.0001	31,198,614

INFOSPACE, INC.

FORM 10-Q

Item 1. —Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$157,092	$153,013
Short-term investments, available-for-sale	238,467	222,360
Accounts receivable, net of allowance of $1,107 and $1,507	64,219	71,661
Other receivables	3,168	3,972
Prepaid expenses and other current assets	10,162	12,639

Total current assets	473,108	463,645
Property and equipment, net	26,935	26,889
Goodwill	171,948	176,979
Other intangible assets, net	40,372	44,080
Deferred tax asset, net	23,033	25,000
Other long-term assets	8,411	6,786

Total assets	$743,807	$743,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,040	$11,585
Accrued expenses and other current liabilities	51,483	51,917
Short-term deferred revenue	2,438	2,474

Total current liabilities	61,961	65,976
Long-term liabilities:
Other liabilities and deferred revenue	1,790	2,011
Deferred tax liability	5,390	10,421

Total long-term liabilities	7,180	12,432

Total liabilities	69,141	78,408
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 31,163,393 and 31,018,795 shares	3	3
Additional paid-in capital	1,691,331	1,684,974
Accumulated deficit	(1,017,520)	(1,020,525)
Accumulated other comprehensive income	852	519

Total stockholders’ equity	674,666	664,971

Total liabilities and stockholders’ equity	$743,807	$743,379

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$90,274	$87,022
Operating expenses:
Content and distribution	41,612	34,830
Systems and network operations	7,108	4,413
Product development	9,308	7,371
Sales and marketing	9,563	7,872
General and administrative	14,086	10,605
Depreciation	3,317	1,774
Amortization of intangible assets	3,708	4,083

Total operating expenses	88,702	70,948

Operating income	1,572	16,074
Other income, net	3,872	80,154

Income before income taxes	5,444	96,228
Income tax expense	(2,439)	(2,329)

Net income	$3,005	$93,899

Earnings per share – Basic	$0.10	$2.84

Earnings per share – Diluted	$0.09	$2.52

Weighted average shares outstanding used in computing basic net income per share	31,083	33,054

Weighted average shares outstanding used in computing diluted net income per share	32,917	37,327

Comprehensive income:
Net income	$3,005	$93,899
Foreign currency translation	74	(299)
Unrealized gain (loss) on investments	259	(308)

Comprehensive income	$3,338	$93,292

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$3,005	$93,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,025	5,857
Stock-based compensation expense	4,109	—
Deferred income taxes	1,967	(522)
Bad debt expense (recovery)	(109)	189
Other	(78)	(4)
Cash provided (used) by changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,551	(10,809)
Other receivables	804	2,500
Prepaid expenses and other current assets	2,477	(1,316)
Other long-term assets	(1,625)	(1,954)
Accounts payable	(2,549)	(2,676)
Accrued expenses and other current and long-term liabilities	(302)	3,639
Deferred revenue	(332)	(1,203)

Net cash provided by operating activities	21,943	87,600
Investing activities:
Business acquisition	—	(26,364)
Purchases of property and equipment	(4,308)	(4,546)
Proceeds from the sale of assets and equity investments	33	—
Proceeds from sales and maturities of investments	76,930	38,715
Purchases of investments	(92,691)	(40,244)

Net cash used by investing activities	(20,036)	(32,439)
Financing activities:
Proceeds from exercise of stock options	1,229	5,199
Proceeds from issuance of stock through employee stock purchase plan	943	766

Net cash provided by financing activities	2,172	5,965

Net increase in cash and cash equivalents	4,079	61,126
Cash and cash equivalents:
Beginning of period	153,013	85,245

End of period	$157,092	$146,371

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Results of operations for the three months ended March 31, 2006 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants and purchases of stock made pursuant to the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, and the Company has applied SAB No. 107’s provisions in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company in 2005.

As of March 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $22.9 million, which is expected to be recognized over a weighted average period of approximately 15 months. The Company has included the following amounts for share-based compensation cost, including the cost related to the ESPP, in the accompanying unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2006 (amounts in thousands):

Three Months Ended March 31, 2006
Systems and network operations	$190
Product development	415
Sales and marketing	1,042
General and administrative	2,462

Total	$4,109

Share-based compensation expense recognized during the three months ended March 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of, January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share based compensation expense using the accelerated multiple option approach as described in the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model.

Stock Incentive Plans

1996 Plan: During 2006 and 2005, the Company primarily granted options to purchase common stock under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”). These options typically vest over four years, 25% one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan.

2001 Plan: In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options previously granted under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period.

Switchboard Plan: In conjunction with the acquisition of Switchboard, the Company initiated the InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan (the “Switchboard Plan”), a plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of InfoSpace, Inc. Under this plan, options to purchase 480,826 shares of the Company’s common stock were reserved for grants. Options under the Switchboard Plan expire six years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis.

Other plans: In addition to the plans described above, the Company has several option plans assumed through acquisitions by InfoSpace and Go2Net, Inc. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six or ten years from the date of grant.

A summary of the general terms of options to purchase common stock previously granted under these plans, including options outstanding and available for grant at March 31, 2006, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan	Other Plans
Requisite service period in years	4 or less	2 or less	4	4
Vesting	1st year cliff then ratably thereafter	50% ratably over service period then 50% cliff at end of service period	1st year cliff then ratably thereafter	1st year cliff then ratably thereafter
Life in years	7 or 10	10	6	6 or 10
Options outstanding at 3/31/06	8,086,716	192,074	352,400	9,671
Options available for grant at 3/31/06	1,621,687	1,614,482	104,551	—

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three months ended March 31, 2005 would have been as follows (amounts in thousands, except per share data):

Three Months Ended March 31, 2005
Net income as reported	$93,899
Stock-based compensation, as reported	—
Total stock-based compensation determined under fair value based method for all awards	(7,828)

Pro forma income	$86,071

Basic net income per share, as reported	$2.84

Diluted net income per share, as reported	$2.52

Basic net income per share, SFAS No. 123 adjusted	$2.60

Diluted net income per share, SFAS No. 123 adjusted	$2.37

Pro forma disclosures for the three months ended March 31, 2006 are not presented because the amounts are recognized in the unaudited Condensed Consolidated Statement of Income.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the three months ended March 31, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the three months ended March 31, 2006, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.40%	3.88%	4.13%	2.77%
Expected dividend yield	0%	0%	0%	0%
Volatility	67%	67%	35%	58%
Expected life	2.9 years	3.4 years	6 months	6 months

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the future. The expected volatility is based on historical volatility of the Company’s stock for the related vesting period. The expected life of the equity award is based on historical experience.

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	8,035,342	$29.40
Granted	895,000	25.35
Forfeited	(191,872)	37.24
Exercised	(97,609)	12.86

Outstanding March 31, 2006	8,640,861	$28.99

Options exercisable, March 31, 2006	5,490,616	$32.32

During the three months ended March 31, 2006, the total intrinsic value of options exercised to purchase common stock was $1.1 million and the weighted average fair value of options to purchase common stock that were granted was $11.75 per share.

During the three months ended March 31, 2006, financing cash generated from share-based compensation arrangements amounted to $1.2 million for the purchase of shares upon exercise of options and $943,000 collected for the purchase of shares through the ESPP. The Company issues new shares upon exercise of options to purchase common stock or purchase through the ESPP.

Additional information regarding options outstanding for all plans as of March 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 – 14.29	1,376,033	5.64	$10.29	1,029,301	$9.80
$14.31 – 22.59	1,038,363	4.56	16.67	645,161	15.84
$22.72 – 24.30	1,686,500	5.84	24.05	401,750	23.98
$24.33 – 33.50	1,317,478	6.37	27.57	201,604	28.22
$33.76 – 675.00	3,222,487	4.96	44.11	3,212,800	44.14

Total	8,640,861		$28.99	5,490,616	$32.32

Aggregate intrinsic value (in thousands)	$44,306			$28,363

Weighted average remaining contractual life		5.41		5.09

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $27.95 per share as of the last business day of the three months ended March 31, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the three months ended March 31, 2006 was $2.2 million

Employee Stock Purchase Plan

The Company adopted the ESPP in August 1998. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of the ESPP. There were 46,989 and 23,706 shares issued for the ESPP periods that ended in the three months ended March 31, 2006 and 2005, respectively.

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

The treasury stock method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. The number of dilutive stock options and warrants included and the number of antidilutive stock options and warrants excluded from the calculation of weighted average dilutive common shares outstanding at March 31, 2006 and 2005 are shown below.

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding, basic	31,083,379	33,053,777
Dilutive stock options and warrants	1,834,075	4,273,583

Weighted average common shares outstanding, diluted	32,917,454	37,327,360

Stock options excluded as antidilutive	4,233,380	422,299

4.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating lease commitments, net of sublease income	$5,084	$7,231	$5,222	$7,144	$6,982	$11,034	$42,697

As of March 31, 2006, the Company has pledged $4.3 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Litigation

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleged various claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, defendant John Richards, a former Company employee, asserted a third-party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. In January 2005, the plaintiff, Jain and the Company settled all of their respective claims including Jain’s claim for indemnification against the Company and any potential claims that Enger could bring against the Company. The settlement was paid entirely by the Company’s insurance. Richards’ claim for indemnification was not a part of the settlement agreement. On March 16, 2005, the trial court entered a judgment in Richards’ favor. Enger is appealing that judgment. The Company believes it has meritorious defenses to Richards’ claim for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). Plaintiff did not name the Company as a defendant. As in the Enger v. Richards case (above) to which it is related, this action alleges various claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In July 2004, Richards asserted a third party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. The Court dismissed on summary judgment certain of plaintiff’s claims and issued rulings limiting plaintiff’s damages. In February 2005, the plaintiff, the Jains and the Company settled their respective claims, including the Jains’ claim for indemnification against the Company and any potential claims that Hutton could bring against the Company. The settlement was paid entirely by the Company’s insurance. On July 22, 2005, the Court granted Richards’ motion to dismiss his claim for indemnification without prejudice.

Certain shareholders of Authorize.Net Corporation, a former subsidiary acquired through the Company’s merger with Go2Net, Inc., filed a lawsuit in May 2000 in Utah State Court to reallocate the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs made claims under the Utah Uniform Securities Act as well as various common law claims. The plaintiffs subsequently amended the complaint, recaptioned as Patrick O’Keefe II, et al. v. David Heaps, et al., asserting claims against Authorize.Net, Go2Net and InfoSpace, and Authorize.Net asserted counterclaims against the plaintiffs. Two former officers of Authorize.Net also asserted cross-claims for indemnification and contribution against Authorize.Net. The Utah Court entered orders dismissing with prejudice all of plaintiffs’ claims against Authorize.Net, Go2Net and InfoSpace, and certain other of plaintiffs’ claims; the plaintiffs appealed the court’s decision. On April 28, 2006, the parties entered into a settlement agreement that resolved all remaining claims between the parties and the plaintiffs’ appeal. The Utah Court’s approval of the settlement agreement is pending.

Other

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business or are not material to the Company’s business. In the three months ended March 31, 2006, the Company reserved $750,000 for various matters including the Patrick O’Keefe II, et al. v. David Heaps, et al settlement agreement and the proposed settlement of a third-party commercial litigation matter in which the Company has a limited contractual indemnification obligation. Additionally, the Company is subject to income taxes in the U.S. and several foreign jurisdictions and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Although the Company cannot predict the outcome of these matters with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, partners and other parties. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. It is not possible to determine the maximum potential amount under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded a liability related to indemnification provisions.

In addition, the Company periodically enters into agreements that require minimum performance commitments. The Company’s management believes that the likelihood is remote that any such arrangements could have a significant adverse effect on the Company’s financial position, results of operations or liquidity. Accordingly, the Company has not recorded a liability related to these contingencies.

5.	Goodwill

The following table provides information about activity in goodwill by reporting unit for the period from January 1, 2006 to March 31, 2006 (in thousands):

	Mobile	Online	Total
Goodwill as of December 31, 2005	$36,933	$140,046	$176,979
Adjustments for deferred taxes associated with IOMO Limited acquisition	(1,683)	—	(1,683)
Adjustments for deferred taxes associated with elkware GmbH acquisition	(3,348)	—	(3,348)

Goodwill as of March 31, 2006	$31,902	$140,046	$171,948

During the three months ended March 31, 2006, the Company elected to include the taxable income of two of its foreign subsidiaries, IOMO Limited and elkware GmbH, in the calculation of its income subject to U.S. taxation. As a result, the Company recorded a reduction of the goodwill associated with the acquisitions of those subsidiaries, consistent with the provisions of SFAS No. 109, Accounting for Income Taxes.

6.	Other Income, net

Other income, net for the three months ended March 31, 2006 and 2005, consists of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Interest income	$3,950	$1,783
Gain on litigation settlement	—	79,297
Foreign currency exchange loss	(30)	(934)
Other items, net	(48)	8

Other income, net	$3,872	$80,154

On March 25, 2005, the Company received proceeds of $83.2 million from the settlement of several outstanding litigation matters. The Company recognized a gain of $79.3 million during the three months ended March 31, 2005, comprised of the settlement proceeds and interest of $83.2, less $3.9 million in legal fees. In addition, the Company recognized $2.0 million in income taxes related to the settlement, which is included in Income tax expense in the three months ended March 31, 2005.

7.	Segment Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In January 2006, the Company realigned its operations to a functional organization structure and combined the functional operations of its two separate business units, Mobile and Search & Directory, to leverage its search and directory technology to its mobile products, services and distribution channels. This resulted in a change in the way it presents financial information to its chief operating decision maker, reflecting how management measures operating performance. The Company presents revenues consistent with the historical presentation, Mobile and Online (formerly referred to as Search & Directory) and, additionally, presents segment content and distribution costs and segment gross profit, which is revenues less content and distribution costs for each of the two segments. Content and distribution costs consist principally of costs related to royalty and license fees related to the Company’s Mobile products for items such as ringtones, graphics and games, and other content or data licenses, and revenue sharing arrangements with the Company’s Online distribution partners as well as certain content and data licenses. Additionally, the Company does not allocate systems and network operations expenses, product development expenses, sales and marketing expenses, general and administrative expenses, depreciation, amortization of intangible assets, income taxes or other income to the reportable segments. For each segment, the historical financial results for 2005 and its four quarters are presented in a manner consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past and is different than the segment results previously presented.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three months ended March 31, 2006 and 2005 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by segment.

	Three Months Ended March 31,
	2006	2005
Mobile
Revenue	$44,144	$39,053
Content and distribution costs	25,337	17,422

Gross profit	18,807	21,631
Gross profit margin	42.6%	55.4%

Online
Revenue	46,130	47,969
Content and distribution costs	16,275	17,408

Gross profit	29,855	30,561
Gross profit margin	64.7%	63.7%

Total
Total segment revenues	90,274	87,022
Total segment content and distribution costs	41,612	34,830

Total segment gross profit	48,662	52,192
Total segment gross profit margin	53.9%	60.0%

Corporate
Operating expenses	35,956	30,261
Stock-based compensation expense	4,109	—
Depreciation	3,317	1,774
Amortization of intangible assets	3,708	4,083
Other income, net	(3,872)	(80,154)
Income tax expense	2,439	2,329

	45,657	(41,707)

Total Consolidated Net Income	$3,005	$93,899

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the year ended December 31, 2005 and each of the three months ended March 31, June 30, September 30, and December 31, 2005 are presented below (in thousands).

	Three Months Ended				Year Ended December 31, 2005
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Mobile
Revenue	$39,053	$37,091	$39,014	$42,254	$157,412
Content and distribution costs	17,422	17,821	20,153	21,946	77,342

Gross profit	21,631	19,270	18,861	20,308	80,070
Gross profit margin	55.4%	52.0%	48.3%	48.1%	50.9%

Online
Revenue	47,969	46,090	44,211	44,286	182,556
Content and distribution costs	17,408	17,043	17,551	16,007	68,009

Gross profit	30,561	29,047	26,660	28,279	114,547
Gross profit margin	63.7%	63.0%	60.3%	63.9%	62.7%

Total
Total segment revenues	87,022	83,181	83,225	86,540	339,968
Total segment content and distribution costs	34,830	34,864	37,704	37,953	145,351

Total segment gross profit	52,192	48,317	45,521	48,587	194,617
Total segment gross profit margin	60.0%	58.1%	54.7%	56.1%	57.2%

Corporate
Operating expenses	30,261	29,254	31,522	32,837	123,874
Depreciation	1,774	1,941	2,454	2,892	9,061
Amortization of intangible assets	4,083	3,763	3,709	3,710	15,265
Gain on equity investments, net	—	(154)	—	—	(154)
Other income, net	(80,154)	(2,838)	(2,974)	(3,356)	(89,322)
Income tax expense (benefit)	2,329	65	(451)	(25,418)	(23,475)

	(41,707)	32,031	34,260	10,665	35,249

Total Consolidated Net Income	$93,899	$16,286	$11,261	$37,922	$159,368

8.	Stock Repurchase Plan

On May 13, 2005, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $100 million of its common stock in open-market transactions during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Under the repurchase plan during 2005 the Company purchased 2,633,002 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share. No shares have been purchased under this plan during the three months ended March 31, 2006.

9.	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, cash flows, or results of operations.

On February 23, 2006, the FASB issued Staff Position (“FSP”) No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. FAS 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 is effective for the Company’s first reporting period beginning after February 3, 2006. The Company’s management does not believe that the adoption of FSP No. FAS 123(R)-4 will have a material effect on the Company’s financial position, cash flows, or results of operations.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A. of Part II, “Risk Factors.”, and in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2005. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a provider and publisher of mobile content, products and services that assist consumers with finding information, personalization and entertainment on the mobile phone. We also use our metasearch technology to power our own branded Web sites and provide private-label online search and directory services to distribution partners. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have facilities in Los Angeles and San Mateo, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; Papendrecht, The Netherlands; and Hamburg, Germany. Our common stock is listed on the NASDAQ National Market under the symbol “INSP.”

In early 2006, we realigned our operations to a functional organization structure, resulting in the elimination of the separate business units, to expand our mobile media offerings, leverage online search and directory technology and applications for mobile devices, and expand our distribution channels. We plan to leverage our intellectual capital and core competencies to increase our focus on mobile applications, products, and services. As part of this plan, we changed our segment reporting to better reflect the performance of our company. Given this change in our organizational structure, for each segment the historical financial results for each of the quarters in 2005 are presented in a manner consistent with our new reporting segments. The revised financial information for the new segment reporting was prepared for comparative purposes and may not be indicative of how we operated or managed our business in the past, and are different than the segment results previously presented.

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

Our Online business provides search and directory services which enable Internet users to locate information, merchants, individuals and products online. We offer search and directory services through our branded Web sites, Dogpile.com, Switchboard.com, InfoSpace.com, Webcrawler.com and MetaCrawler.com, as well as through the Web properties of distribution partners. Partner versions of our search and directory services are generally private-labeled and delivered with each distribution partner’s unique requirements.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is located at www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K from 2003 through the current period, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (the “SEC”). The filings can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Form 10-Q. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Overview of First Quarter 2006 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2006. A more detailed discussion of our operating results, comparing our operating results for the three months ended March 31, 2006 and 2005, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended March 31, 2006 increased to $90.3 million from $87.0 million in the three months ended March 31, 2005. Revenues from our Mobile business increased to $44.1 million in the first quarter of 2006 from $39.1 million in the first quarter of 2005, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics. Revenues from our Online business decreased to $46.1 million in the first quarter of 2006 from $48.0 million in the first quarter of 2005. This decrease was primarily due to a decline in directory revenues due to one of our top ten customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow pages listings in June 2005, partially offset by increases in search revenues and a directory revenues related to an agreement entered into with YellowPages.com in June 2005. During the three months ended March 31, 2006, over 60% of our search revenues in North America came from our search distribution partners.

Content and distributions costs for the three months ended March 31, 2006 increased to $41.6 million from $34.8 million in the three months ended March 31, 2005. Total segment gross profit, comprised of revenues net of content and distribution costs, decreased to $48.7 million for the three months ended March 31, 2006 compared to $52.2 million for the first quarter of 2005. Segment gross profit for Mobile decreased to $18.8 million in the first quarter of 2006 from $21.6 million in the first quarter of 2005, primarily attributable to the loss of a service agreement at the end of 2005 and an increase in content costs associated with our media downloads. Additionally, these costs, as a percentage of revenue, increased at a greater rate as a result in the shift in the mix of products and services we provided. In particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenue are greater than our other media download products, represented a larger share of our Mobile revenues. Segment gross profit from our Online business decreased to $29.9 million in the first quarter of 2006 from $30.6 million in the first quarter of 2005. This decrease was primarily due to the decrease in directory revenues.

Other operating expenses for the three months ended March 31, 2006 were $47.1 million, an increase of $11.0 million from $36.1 million in the three months ended March 31, 2005. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, depreciation and amortization of intangible assets. The increase from the three months ended March 31, 2005 was primarily attributable to spending on certain business initiatives, growth in our business, and the effect of expensing stock options and other equity based awards as required under Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which we adopted on January 1, 2006. Increased operating costs related to our initiatives and growth in our business primarily relate to increases in personnel costs, including salaries, benefits and other employee costs, and costs of temporary help from contractors to augment our staffing needs, increases in marketing and promotional costs and depreciation expense.

Net income for the three months ended March 31, 2006 was $3.0 million compared to net income of $93.9 million in the three months ended March 31, 2005. The decrease was primarily attributable to a $77.3 million gain, net of legal fees and taxes, related to the settlement of certain litigation matters in the first quarter of 2005 as well as the increases in operating expenses in 2006 as noted above. Additionally, we began providing for income taxes at a rate of approximately 45%, as compared to less than 5% in the first quarter of 2005.

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

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets and property and equipment, contingencies, stock-based compensation and certain other operating expenses, the fair value of assets and liabilities acquired in our business combinations, and whether to provide a valuation allowance for some or all of our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K.

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two segments, Mobile and Online. In general, we recognize revenues in the period in which the services are performed, products are delivered or the transaction occurs. In certain arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. We generally record revenue on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For distribution partner arrangements in our Online business, we record revenue on a gross basis and the corresponding revenue sharing payments as a content and distribution expense. For mobile operator customers in which we license the content, we record revenue on a gross basis and the corresponding licensing expense as a content and distribution expense. In the event the mobile operator customer directly licenses the content, we record as revenue the service fees we earn.

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

At December 31, 2005, based on the weight of available evidence, we determined that it was more likely than not that a portion of our deferred tax asset would be realized and, at December 31, 2005, our deferred tax asset, net of the valuation allowance, was $25.0 million. This amount was based on total deferred assets of $425.8 million, primarily comprised of $379.7 million of accumulated net operating loss carryforwards, net of a $400.8 million valuation allowance. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

Business Combinations

Business combinations accounted for under the purchase method of accounting require management to estimate the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price is based on the estimated fair value of assets and liabilities acquired and may be subject to adjustments during the year following the date of acquisition related to a change in the fair value of the assets and liabilities assumed.

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

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of March 31, 2006 we have $171.9 million of goodwill on our balance sheet relating to our Mobile and Online reporting units.

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 4 to our unaudited Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the three months ended March 31, 2006, our net income was $3.0 million. While we have achieved profitability for eleven consecutive quarters, including the three months ended March 31, 2006, and for the years ended December 31, 2004 and 2005, prior to 2004, we had incurred annual losses since our inception and, as of March 31, 2006, had an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues. Revenues are derived from deploying our services and products to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a range of customers. Revenues for the three months ended March 31, 2006 and 2005 are presented below (amounts in thousands):

	Three Months Ended March 31,		Change from 2005
	2006	2005
Mobile	$44,144	$39,053	$5,091
Online	46,130	47,969	(1,839)

Total	$90,274	$87,022	$3,252

The increase in revenue for our Mobile business for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, is primarily due to increased revenues from the sales of our media download products, primarily sales of our labeltone or true tone (MP3-like quality) ringtones, partially offset by the loss of a service agreement at year end.

The decrease in revenue for Online for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, is primarily due to the decline in directory revenues due to one of our top ten customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow pages listings in June 2005. Partially offsetting this decline is the growth in our paid search services, in particular, paid searches from our distribution partners’ Web properties and greater revenue per paid search, and directory revenues related to a contract we entered into in June 2005. During the three months ended March 31, 2006 and 2005, over 60% of our search distribution revenues in North America came from our search distribution partners.

Seasonality

Our Online services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our Mobile business may also be subject to seasonality based on the timing of consumer product cycles and other factors, such as the timing of new mobile phone sales.

Content and Distribution. Content and distribution expenses consist principally of costs related to royalty and license fees related to our Mobile products for items such as ringtones, graphics and games, and other content or data licenses, and revenue sharing arrangements with our Online distribution partners, as well as online content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2006 and 2005 are presented below:

	Three Months Ended March 31,		Change from 2005
	2006	2005
Content and Distribution	$41,612	$34,830	$6,782
Percent of Revenue	46.1%	40.0%

Content and distribution expenses increased by $6.8 million to $41.6 million for the three months ended March 31, 2006, as compared to $34.8 million for the three months ended March 31, 2005. The absolute dollar and cost as a percent of revenues increase for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, were primarily attributable to revenue growth from sales of our content and media products to our Mobile customers, in particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenues are greater than our other media download products. Partially offsetting the increase in costs for Mobile products is a decrease in content and distribution costs related to our Online products and services, primarily a decrease in revenue sharing costs. We anticipate that our content costs will increase in absolute dollars if revenues from sales of our content and media products to our Mobile customers continue to increase or if revenues increase through growth from existing arrangements with our Online distribution partners or we add new Online distribution partners. In addition, our content license and royalty fees have increased as a percent of revenue as a result of price competition and carrier demand for our products and the change in mix of our product sales. If the trend continues to shift towards sales of higher cost media download content and products or if Online revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution costs as a percent of revenue will increase.

Systems and Network Operations. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, stock-based compensation, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2006 and 2005 are presented below:

	Three Months Ended March 31,		Change from 2005
	2006	2005
Systems and Network Operations	$7,108	$4,413	$2,695
Percent of Revenue	7.9%	5.1%

Systems and network operations expenses increased by $2.7 million to $7.1 million for the three months ended March 31, 2006 as compared to $4.4 million for the three months ended March 31, 2005. The absolute dollar increase for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily attributable to an increase of $2.0 million in personnel expenses, including employee salaries, contractors to augment our staffing, stock-based compensation, benefits, and temporary help, which was the result of additional headcount due to growth in our business. The balance of the increase is primarily comprised of increases in facilities and communication costs.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2006 and 2005 are presented below:

	Three Months Ended March 31,		Change from 2005
	2006	2005
Product Development Expenses	$9,308	$7,371	$1,937
Percent of Revenue	10.3%	8.5%

Product development expenses increased by $1.9 million to $9.3 million for the three months ended March 31, 2006 as compared to $7.4 million for the three months ended March 31, 2005. The absolute dollar increase for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily attributable to an increase of $2.2 million in personnel related expenses, including contractors to augment our staffing, stock-based compensation, and employee salaries and benefits, as we continued to invest in the development and enhancement of our products and services.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2006 and 2005 are presented below:

	Three Months Ended March 31,		Change from 2005
	2006	2005
Sales and Marketing Expenses	$9,563	$7,872	$1,691
Percent of Revenue	10.6%	9.0%

Sales and marketing expenses increased by $1.7 million to $9.6 million for the three months ended March 31, 2006 as compared to $7.9 million for the three months ended March 31, 2005. The absolute dollar increase for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily attributable to stock-based compensation expense of $1.0 million and an increase of $539,000 in marketing and promotional expense.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, stock-based compensation, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2006 and 2005 are presented below:

	Three Months Ended March 31,		Change from 2005
	2006	2005
General and Administrative Expenses	$14,086	$10,605	$3,481
Percent of Revenue	15.6%	12.2%

General and administrative expenses increased by $3.5 million to $14.1 million for the three months ended March 31, 2006 as compared to $10.6 million for the three months ended March 31, 2005. The absolute dollar increase for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily attributable to stock-based compensation expense of $2.5 million and a $750,000 reserve related to pending litigation settlements.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $3.3 million for the three months ended March 31, 2006 compared to $1.8 million for the three months ended March 31, 2005. Depreciation expense increased primarily as a result of property and equipment recently placed in service related to our redundant data center and an increase in internally developed software.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $3.7 million during the three months ended March 31, 2006 compared to $4.1 million during the three months ended March 31, 2005. The decrease from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily attributable to intangible assets that reached the end of their estimated useful lives and were accordingly fully amortized. The expected future amortization of intangible assets at March 31, 2006 is $9.5 million for the remainder of 2006, $7.5 million in 2007, $4.7 million in 2008, and $3.1 million in 2009.

Other Income, Net. Other income, net for the three months ended March 31, 2006 was $3.9 million compared to $80.2 million in the three months ended March 31, 2005. Other income primarily consisted of interest income of $4.0 million in the three months ended March 31, 2006, compared to $1.8 million in the three months ended March 31, 2005. The increase in interest income for the three months ended March 31, 2006 was primarily attributable to an increase in interest rates and an increase in cash, cash equivalents and investments. In the three months ended March 31, 2005, we recorded a gain of $79.3 million in other income from the settlement of several outstanding litigation matters. The gain was based on the receipt of

$83.2 million in cash in March 2005, less $3.9 million in legal fees. Partially offsetting this gain was a $934,000 foreign currency transaction loss related to a forward exchange contract we entered into in December 2004 in connection with a business acquisition.

	Three Months Ended March 31,		Change from 2005
	2006	2005
Interest income	$3,950	$1,783	$2,167
Gain on litigation settlement	—	79,297	(79,297)
Foreign currency transaction loss	(30)	(934)	904
Other items, net	(48)	8	(56)

	$3,872	$80,154	$(76,282)

Income Tax Expense. We recorded an income tax expense of $2.4 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. For 2006, income tax expenses include U.S. federal tax, U.S. federal alternative minimum tax (“AMT”), state, and international taxes. For 2005, income tax expenses included AMT, state, and international taxes. We expect to record a tax provision for U.S. federal, AMT, state, and international taxes for the remainder of 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and marketable investments of $395.6 million, consisting of cash and cash equivalents of $157.1 million and short-term investments available-for-sale of $238.5 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating lease commitments, net of sublease income	$5,084	$7,231	$5,222	$7,144	$6,982	$11,034	$42,697

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At March 31, 2006, the total amount of collateral pledged under these agreements was $4.3 million.

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$21,943	$87,600
Net cash used by investing activities	(20,036)	(32,439)
Net cash provided by financing activities	2,172	5,965

Net increase in cash and cash equivalents	$4,079	$61,126

Net cash provided by operating activities was $21.9 million for the three months ended March 31, 2006, consisting of our net income of $3.0 million, increase in our operating assets and liabilities of $10.8 million, consisting of a decrease in accounts receivable, other receivables, and prepaid expenses and other current assets, and adjustments not affecting cash flows provided by operating activities of $13.1 million, consisting of depreciation, amortization, stock-based compensation expense, and deferred income taxes. Partially offsetting the increase are changes in our operating assets and liabilities of $4.8 million primarily consisting of an increase in other long-term assets and decreases in accounts payable, deferred revenue, and accrued expenses and other current and long-term liabilities, and adjustments not affecting operating cash flows of $187,000 primarily consisting of bad debt expense recovery during the quarter.

Net cash provided by operating activities totaled $87.6 million for the three months ended March 31, 2005, consisting of our net income of $93.9 million, which includes a $79.3 million net gain from a legal settlement, cash provided by changes in our operating assets and liabilities of $6.1 million, consisting of increases in accrued expenses and other current liabilities and decreases in other receivables, and adjustments not affecting cash flows provided by operating activities of $6.0 million consisting of depreciation and amortization and bad debt expense. Partially offsetting the increase are changes in our operating assets and liabilities of $18.0 million, primarily consisting of increases in accounts receivable, prepaid expenses and other assets and decreases in accounts payable and deferred revenue, and adjustments not affecting operating cash flows of $526,000, primarily consisting of deferred income taxes.

Net cash used by investing activities totaled $20.0 million for the three months ended March 31, 2006, primarily consisting of $4.3 million used to purchase property and equipment, and the net purchase of short-term investments of $15.8 million.

Net cash used by investing activities totaled $32.4 million for the three months ended March 31, 2005, primarily consisting of $26.4 million used for our acquisition of elkware, $4.5 million used to purchase property and equipment, and the net purchase of short term and long term investments of $1.5 million.

Net cash provided by financing activities totaled $2.2 million and $6.0 million in the three months ended March 31, 2006 and 2005, respectively, and consisted of the exercise of stock options and from sales of shares through our employee stock purchase plan.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions or for common stock repurchases.

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

Stock Repurchase Program

On May 13, 2005, our Board of Directors approved a stock repurchase plan whereby we may purchase up to $100 million of our common stock in open-market transactions during the succeeding twelve-month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Since inception of this plan and through March 31, 2006, we purchased 2,633,002 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share. In the three months ended March 31, 2006, we did not purchase any shares in open-market transactions under this plan.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on our financial position, cash flows or results of operations.

On February 23, 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. FAS 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 is effective for the Company’s first reporting period beginning after February 3, 2006. We do not believe that the adoption of FSP No. FAS 123(R)-4 will have a material effect on our financial position, cash flows or results of operations.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk.

Our market risks at March 31, 2006 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

Item 4. —Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II—OTHER INFORMATION

Item 1. —Legal Proceedings.

See the litigation disclosure under the subheading “Litigation” in Note 4 to our unaudited Condensed Consolidated Financial Statements.

Item 1A. —Risk Factors.

RISKS RELATED TO OUR BUSINESS

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our products and services, the loss of which would have a material adverse effect on our financial results.

We rely on our relationships with distribution partners, including mobile operators, Web portals and software application providers, for distribution of our products and services. We generated approximately 51% and 45% of our total revenues through relationships with our top five distribution partners for the first quarter of 2006 and the fourth quarter of 2005, respectively. We cannot assure you that these relationships will continue or result in benefits to us that outweigh the cost of the relationships. One of our biggest challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. In particular, our mobile operator distribution partners, including our largest distribution partner which represented approximately 33% and 30% of our total company revenues in the first quarter of 2006 and the fourth quarter of 2005, respectively, may seek financial or competitive advantages by licensing content directly from our content providers, such as record labels, thereby reducing or eliminating the need for our products and services related to such content. In addition, other distribution partners may create their own products and services or also seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with these distribution partners, our financial results would be materially adversely affected.

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

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our major search content providers, we may not be able to continue to provide content to such distribution partners, we may be liable to such content providers for certain damages they may suffer, and the content provider may terminate its agreement with us. Certain of our search content providers have notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major content providers give such content providers the ability to terminate their agreements with us immediately in the case of certain breaches, regardless of whether such breaches could be cured.

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

The loss or reduction of content that we can make available to our distribution partners, as well as the termination of distribution or content provider agreements, as described above, could have a material adverse effect on our financial results.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top five customers represented approximately 84% and 80% of our revenues in the first quarter of 2006 and the fourth quarter of 2005, respectively. Cingular Wireless, Yahoo! and Google each accounted for more than 10% of our revenues in the three month period ended March 31, 2006. Our principal agreements with these customers expire in 2006, 2008 and 2009, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If we lose any of these customers, are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer.

Our strategic direction is evolving, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. Since 2003, we have focused on our search and directory and mobile products and services. We continue to evaluate opportunities in a rapidly evolving market. We plan to leverage our intellectual capital and core competencies to focus more on mobile applications, products and services. As part of this plan, in early 2006, we realigned our operations to a functional organization structure, eliminating the separate business units of Mobile and Search & Directory. We plan to expand our mobile media offerings, leverage our search and directory technology and applications for mobile devices, and expand our distribution channels, including a mobile direct to consumer channel. These changes to our business may not prove successful in the short or long term and may negatively impact our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures as well as other steps to reduce expenses. Effecting any such restructuring would likely place significant strains on management and our operational, financial, employee and other resources. In addition, any such restructuring could impair our development, marketing, sales and customer support efforts or alter our product development plans.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of March 31, 2006, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future including from the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or stock option expensing. Also, we expect to increase our operating expenditures to fund certain initiatives including new products and services and new distribution channels, such as a mobile direct to consumer business. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in each of our last eleven fiscal quarters and on an annual basis for the years ended December 31, 2005 and 2004, we may not be able to sustain profitability on a quarterly or annual basis.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution or content relationships;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	increased costs related to investments for new initiatives, including new products and services and new distribution channels, such as a mobile direct to consumer channel;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of the new accounting standard in 2006 that requires us to expense the fair value of our employee stock options and other equity awards;

•	the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely affect our ability to continue to acquire content and distribute our products and services, or the ability of our content providers or distribution partners to continue to provide us with their content or distribute our products and services;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	litigation expense;

•	the adoption of new regulations or accounting standards; and

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar.

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

Our agreements with some of our major customers contain minimum revenue or minimum service level requirements that we must meet in order to avoid reduction in payments from such customers.

Under our agreements with some of our major customers, we are required to generate a minimum amount of revenue. If we do not reach these minimums, we may be required to compensate our partners for the difference between the guarantee and the shortfall. If such shortfall is substantial, it could have a material adverse effect on our financial results. Furthermore, we have entered into service level agreements with most of our mobile operator customers and certain other customers. These agreements generally call for specific system up times and 24/7 support and include penalties for non-performance. We may be unable to fulfill these commitments, which could subject us to substantial penalties under those agreements, harm our reputation and result in the loss of customers and distribution partners, which would have an adverse effect on our financial results.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On April 28, 2006, the closing price of our common stock was $25.52. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our search and directory services link users, either directly through our Web sites or indirectly through the Web properties of our distribution partners, to third party Web pages and content in response to search queries. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed by us or our distribution partners, or how the content provided by our third-party content providers was obtained or provided by our content providers. Such claims could include the following: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have obligations to indemnify and hold harmless certain of our content or distribution partners for damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services to our customers. As a result, these claims could result in material harm to our business.

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

Like many technology companies, we use stock options to recruit technology professionals and senior level employees. Our stock options, which typically vest over a three- or four-year period, are one of the means by which we motivate long-term employee performance. Recent changes in accounting treatment of options requiring us to expense the fair value of our employee stock options beginning in 2006 may make it difficult or overly expensive for us to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our employees. We may undertake or seek stockholder approval to undertake programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake will be successful in motivating and retaining our employees.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

Intense competition in the mobile, search and directory markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the mobile, search and directory markets, which are extremely competitive and rapidly changing. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services than we can. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable with respect to the current reporting period.

Item 3.—Defaults Upon Senior Securities.

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders.

Not applicable with respect to the current reporting period.

Item 5.—Other Information.

Not applicable with respect to the current reporting period.

Item 6.—Exhibits.

Exhibits

10.17(1)*	Separation Agreement entered into January 17, 2006 between InfoSpace, Inc. and Victor Melfi

10.26(2)*	2006 InfoSpace Executive Financial Performance Incentive Plan

10.27(2)*	2006 InfoSpace Executive Vice President, Sales & Business Development Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K/A filed by registrant on January 19, 2006.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on February 22, 2006.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Allen M. Hsieh
Allen M. Hsieh
Interim Chief Financial Officer, Chief Accounting Officer & VP Financial Operations
(Principal Financial Officer)

Dated: May 2, 2006

INDEX TO EXHIBITS

10.17(1)*	Separation Agreement entered into January 17, 2006 between InfoSpace, Inc. and Victor Melfi

10.26(2)*	2006 InfoSpace Executive Financial Performance Incentive Plan

10.27(2)*	2006 InfoSpace Executive Vice President, Sales & Business Development Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K/A filed by registrant on January 19, 2006.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on February 22, 2006.

*	Indicates a management contract or compensatory plan or arrangement.