Form 10-Q
period 2006-06-30
INFOSPACE INC
filed 2006-08-04
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, Par Value $.0001	31,321,968

INFOSPACE, INC.

FORM 10-Q

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$182,701	$153,013
Short-term investments, available-for-sale	222,612	222,360
Accounts receivable, net of allowance of $1,252 and $1,507	64,555	71,661
Other receivables	3,564	3,972
Prepaid expenses and other current assets	10,397	12,639

Total current assets	483,829	463,645
Property and equipment, net	28,512	26,889
Long-term investments, available-for-sale	1,712	—
Goodwill	171,948	176,979
Other intangible assets, net	36,761	44,080
Deferred tax assets, net	22,235	25,000
Other long-term assets	9,101	6,786

Total assets	$754,098	$743,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,391	$11,585
Accrued expenses and other current liabilities	52,818	51,917
Short-term deferred revenue	2,991	2,474

Total current liabilities	65,200	65,976
Long-term liabilities:
Other liabilities and deferred revenue	1,722	2,011
Deferred tax liabilities	5,390	10,421

Total long-term liabilities	7,112	12,432

Total liabilities	72,312	78,408
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 31,272,287 and 31,018,795 shares	3	3
Additional paid-in capital	1,697,365	1,684,974
Accumulated deficit	(1,016,501)	(1,020,525)
Accumulated other comprehensive income	919	519

Total stockholders’ equity	681,786	664,971

Total liabilities and stockholders’ equity	$754,098	$743,379

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$95,846	$83,181	$186,120	$170,203
Operating expenses:
Content and distribution	46,121	34,864	87,733	69,694
Systems and network operations	7,880	4,899	14,988	9,312
Product development	12,467	7,596	21,775	14,967
Sales and marketing	12,567	7,030	22,130	14,902
General and administrative	12,547	9,729	26,633	20,334
Depreciation	3,457	1,941	6,774	3,715
Amortization of intangible assets	3,611	3,763	7,319	7,846

Total operating expenses	98,650	69,822	187,352	140,770

Operating income (loss)	(2,804)	13,359	(1,232)	29,433
Gain on equity investments, net	—	154	—	154
Other income, net	4,723	2,838	8,595	82,992

Income before income taxes	1,919	16,351	7,363	112,579
Provision for income taxes	(900)	(65)	(3,339)	(2,394)

Net income	$1,019	$16,286	$4,024	$110,185

Earnings per share – Basic	$0.03	$0.49	$0.13	$3.33

Earnings per share – Diluted	$0.03	$0.44	$0.12	$2.98

Weighted average shares outstanding used in computing basic net income per share	31,239	33,108	31,162	33,081

Weighted average shares outstanding used in computing diluted net income per share	32,931	36,720	32,925	37,024

Other comprehensive income:
Net income	$1,019	$16,286	$4,024	$110,185
Foreign currency translation adjustment	153	(282)	227	(580)
Net unrealized gain (loss) on investments	(86)	293	173	(15)

Other comprehensive income	$1,086	$16,297	$4,424	$109,590

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$4,024	$110,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,093	11,561
Stock-based compensation expense	8,744	—
Deferred income taxes	2,765	(992)
Bad debt expense	67	318
Net gain on equity investment	—	(154)
Other	11	(90)
Cash provided (used) by changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,039	(5,038)
Other receivables	408	15,153
Prepaid expenses and other current assets	2,242	(2,380)
Other long-term assets	(2,315)	(1,699)
Accounts payable	(1,701)	(2,463)
Accrued expenses and other current and long-term liabilities	2,524	(743)
Deferred revenue	119	(2,021)

Net cash provided by operating activities	38,020	121,637
Investing activities:
Business acquisition	—	(26,364)
Purchases of property and equipment	(10,082)	(8,057)
Proceeds from the sale of assets and equity investments	33	194
Proceeds from sales and maturities of investments	231,263	106,232
Purchases of investments	(233,053)	(117,018)

Net cash used by investing activities	(11,839)	(45,013)
Financing activities:
Common stock repurchases	—	(10,101)
Proceeds from exercise of stock options	2,564	6,798
Proceeds from issuance of stock through employee stock purchase plan	943	766

Net cash provided (used) by financing activities	3,507	(2,537)

Net increase in cash and cash equivalents	29,688	74,087
Cash and cash equivalents:
Beginning of period	153,013	85,245

End of period	$182,701	$159,332

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company in 2005.

As of June 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $38.8 million, which is expected to be recognized over a weighted average period of approximately 15 months. The Company has included the following amounts for share-based compensation cost, including the cost related to the ESPP, in the accompanying unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2006, respectively (amounts in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Systems and network operations	$464	$654
Product development	714	1,129
Sales and marketing	1,509	2,551
General and administrative	1,948	4,410

Total	$4,635	$8,744

Share-based compensation expense recognized during the three and six months ended June 30, 2006 include (1) compensation expense for awards granted prior to, but not yet fully vested as of, January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share based compensation expense using the accelerated multiple option approach as described in the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share based awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model.

Stock Incentive Plans

1996 Plan: During 2006 and 2005, the Company granted options to purchase common stock under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”). Options granted from the 1996 Plan typically vest over two, three or four years, a ratable portion vesting one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) an amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan.

2001 Plan: In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted under the 2001 Plan before 2006 expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period. Options from the 2001 Plan granted during 2006 typically vest over two or three years, a ratable portion vesting one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven years from the date of grant.

Switchboard Plan: In conjunction with the acquisition of Switchboard Incorporated, the Company initiated the InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan (the “Switchboard Plan”), a plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of InfoSpace, Inc. Under this plan, options to purchase 480,826 shares of the Company’s common stock were reserved for grants. Options under the Switchboard Plan expire six years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis.

Other plans: In addition to the plans described above, the Company has several option plans assumed through acquisitions by InfoSpace and Go2Net, Inc. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six or ten years from the date of grant.

ESPP: The Company adopted the ESPP in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time.

A summary of the general terms of options to purchase common stock previously granted under these plans, including options outstanding and available for grant at June 30, 2006, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan	Other Plans
Requisite service period in years	4 or less	3 or less	4	4
Vesting	1st year cliff then ratably thereafter	1st year cliff then ratably thereafter, or 50% ratably over service period then 50% cliff at end of service period	1st year cliff then ratably thereafter	1st year cliff then ratably thereafter
Life in years	7 or 10	7 or 10	6	6 or 10
Options outstanding at 6/30/06	8,812,723	1,188,224	317,400	9,620
Options available for grant at 6/30/06	786,786	618,332	139,551	—

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three and six months ended June 30, 2005 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$16,286	$110,185
Stock-based compensation, as reported	—	—
Total stock-based compensation determined under fair value based method for all awards	(8,429)	(16,257)

Pro forma net income	$7,857	$93,928

Basic net income per share, as reported	$0.49	$3.33

Diluted net income per share, as reported	$0.44	$2.98

Basic net income per share, SFAS No. 123 adjusted	$0.24	$2.84

Diluted net income per share, SFAS No. 123 adjusted	$0.22	$2.61

Pro forma disclosures for the three and six months ended June 30, 2006 are not presented because stock-based compensation is recognized in the unaudited Condensed Consolidated Statement of Income.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the three and six months ended June 30, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Employee Stock Option Plans				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three and Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005
Risk-free interest rate	4.78%	3.85%	4.70%	3.86%	4.13%	2.77%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Volatility	61%	66%	63%	66%	35%	58%
Expected life	2.6 years	3.5 years	2.7 years	3.5 years	6 months	6 months

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

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	8,035,342	$29.40
Granted	895,000	25.35
Forfeited	(191,872)	37.24
Exercised	(97,609)	12.86

Outstanding March 31, 2006	8,640,861	$28.99

Granted	2,268,650	24.00
Forfeited	(472,650)	27.96
Exercised	(108,894)	12.03

Outstanding June 30, 2006	10,327,967	$28.12

Options exercisable, June 30, 2006	5,566,859	$31.89

During the three and six months ended June 30, 2006, the total intrinsic value of options exercised to purchase common stock was $1.5 million and $2.6 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $9.94 per share and $10.44 per share, respectively.

During the three and six months ended June 30, 2006, financing cash generated from share-based compensation arrangements amounted to $1.3 million and $2.6 million, respectively, for the purchase of shares upon exercise of options. During the six months ended June 30, 2006, financing cash generated for the purchase of shares through the ESPP amounted to $943,000. The Company issues new shares upon exercise of options to purchase common stock or purchase through the ESPP.

Additional information regarding options outstanding for all plans as of June 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 – 14.29	1,218,178	5.58	$10.08	980,918	$9.57
$14.31 – 21.98	1,267,000	4.89	17.60	702,049	15.71
$22.02 – 25.75	3,760,225	6.15	24.19	601,513	24.16
$25.80 – 34.88	1,244,053	5.83	29.54	443,868	32.43
$36.56 – 675.00	2,838,511	4.71	45.15	2,838,511	45.15

Total	10,327,967		$28.15	5,566,859	$31.89

Aggregate intrinsic value (in thousands)	$21,887			$17,745

Weighted average remaining contractual life		5.49		4.79

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $22.67 per share as of June 30, 2006, which amount would have been received by the optionees had all options been exercised on that date.

Employee Stock Purchase Plan

The Company adopted the ESPP in August 1998. There were 46,989 and 23,706 shares issued for the ESPP periods that ended in the six months ended June 30, 2006 and 2005, respectively.

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

The treasury stock method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. The number of dilutive stock options and warrants and the number of antidilutive stock options and warrants excluded from the calculation of weighted average dilutive common shares outstanding for the three and six months ended June 30, 2006 and 2005 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding, basic	31,238,796	33,107,847	31,161,521	33,080,962
Dilutive stock options and warrants	1,692,302	3,612,203	1,763,189	3,942,893

Weighted average common shares outstanding, diluted	32,931,098	36,720,050	32,924,710	37,023,855

Stock options and warrants excluded as antidilutive	5,208,390	3,597,223	4,720,885	2,009,761

4.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating lease commitments, net of sublease income	$3,585	$7,454	$5,222	$7,144	$6,981	$11,032	$41,418

As of June 30, 2006, the Company has pledged $4.3 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

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

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). Plaintiff did not name the Company as a defendant. As in the Enger v. Richards case (above) to which it is related, this action alleges various claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In July 2004, Richards asserted a third party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. In February 2005, the plaintiff, the Jains and the Company settled their respective claims, including the Jains’ claim for indemnification against the Company and any potential claims that Hutton could bring against the Company. The settlement was paid entirely by the Company’s insurance. On July 22, 2005, the Court granted Richards’ motion to dismiss his claim for indemnification without prejudice. By order dated July 20, 2006, the Court found Richards liable to plaintiff for fraud and breach of fiduciary duty in the amount of $3,029,443 and stated that the Court has “reserved” for other non-party Yellow Pages on the Internet, LLC members, including Enger (see related Enger v. Richards case above), an additional $4,525,279 that the Court found Richards received through his fraud. Richards has indicated his intention to appeal the Court’s decision. The Company believes that it has meritorious defenses to any potential claim of indemnification by Richards and that the Court’s findings of intentional misconduct for fraud and breach of fiduciary duty by Richards, in addition to other findings, bar any potential claim for indemnification against the Company. However, litigation is inherently uncertain and the Company may not prevail in this matter.

Certain shareholders of Authorize.Net Corporation, a former subsidiary acquired through the Company’s merger with Go2Net, Inc., filed a lawsuit in May 2000 in Utah State Court to reallocate the consideration received in the acquisition of Authorize.Net by Go2Net. The plaintiffs made claims under the Utah Uniform Securities Act as well as various common law claims. The plaintiffs subsequently amended the complaint, recaptioned as Patrick O’Keefe II, et al. v. David Heaps, et al., asserting claims against Authorize.Net, Go2Net and InfoSpace, and Authorize.Net asserted counterclaims against the plaintiffs. Two former officers of Authorize.Net also asserted cross-claims for indemnification and contribution against Authorize.Net. The Utah Court entered orders dismissing with prejudice all of plaintiffs’ claims against Authorize.Net, Go2Net and InfoSpace, and certain other of plaintiffs’ claims; the plaintiffs appealed the court’s decision. On April 28, 2006, the parties entered into a settlement agreement that resolved all remaining claims between the parties and the plaintiffs’ appeal. The Utah Court approved and dismissed the case with prejudice by order dated May 18, 2006.

Other

From time to time the Company is subject to various other legal proceedings or claims that arise in the ordinary course of business. Additionally, the Company is subject to income taxes in the U.S. and several foreign jurisdictions and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Although the Company cannot predict the outcome of these matters with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In addition, the Company periodically enters into agreements that require minimum performance commitments. The Company’s management believes that the likelihood is remote that any such arrangements will have a significant adverse effect on our financial position, results of operations or liquidity. Accordingly, the Company has not recorded a liability related to these contingencies.

5.	Goodwill

The following table provides information about activity in goodwill by reporting unit for the period from January 1, 2006 to June 30, 2006 (in thousands):

	Mobile	Online	Total
Goodwill as of December 31, 2005	$36,933	$140,046	$176,979
Adjustments for deferred taxes associated with IOMO Limited acquisition	(1,683)	—	(1,683)
Adjustments for deferred taxes associated with elkware GmbH acquisition	(3,348)	—	(3,348)

Goodwill as of June 30, 2006	$31,902	$140,046	$171,948

During the six months ended June 30, 2006, the Company elected to include the taxable income of two of its foreign subsidiaries, IOMO Limited and InfoSpace GmbH (formerly elkware GmbH), in the calculation of its income subject to U.S. taxation. As a result, the Company recorded a reduction of the goodwill associated with the acquisitions of those subsidiaries, consistent with the provisions of SFAS No. 109, Accounting for Income Taxes.

6.	Other Income, net

Other income, net for the three and six months ended June 30, 2006 and 2005, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income	$4,827	$2,865	$8,777	$4,648
Gain on litigation settlement	—	—	—	79,297
Foreign currency exchange gain (loss)	20	(86)	(10)	(1,020)
Other items, net	(124)	59	(172)	67

Other income, net	$4,723	$2,838	$8,595	$82,992

On March 25, 2005, the Company received proceeds of $83.2 million from the settlement of several outstanding litigation matters. The Company recognized a gain of $79.3 million during the six months ended June 30, 2005, comprised of the settlement proceeds and interest of $83.2 million, less $3.9 million in legal fees. In addition, the Company recognized $2.0 million in income taxes related to the settlement, which is included in Provision for income taxes in the six months ended June 30, 2005.

7.	Segment Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In January 2006, the Company realigned its operations to a functional organization structure and combined the functional operations of its two separate business units, Mobile and Search & Directory, to leverage its search and directory technology to its mobile products, services and distribution channels. This resulted in a change in the way it presents financial information to its chief operating decision maker, reflecting how management measures operating performance. The Company presents revenues consistent with the historical presentation, Mobile and Online (formerly referred to as Search & Directory) and, additionally, presents segment content and distribution costs and segment gross profit, which is revenues less content and distribution costs for each of the two segments. Content and distribution costs consist principally of costs related to royalty and license fees related to the Company’s Mobile products for items such as ringtones, graphics and games, and other content or data licenses, and revenue sharing arrangements with the Company’s Online distribution partners as well as certain content and data licenses. Additionally, the Company does not allocate systems and network operations expenses, product development expenses, sales and marketing expenses, general and administrative expenses, depreciation, amortization of intangible assets, income taxes or other income to the reportable segments. For each segment, the historical financial results for 2005 are presented in a manner consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past and is different than the segment results previously presented.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three and six months ended June 30, 2006 and 2005 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Mobile
Revenue	$45,473	$37,091	$89,617	$76,144
Content and distribution costs	27,999	17,821	53,336	35,243

Gross profit	17,474	19,270	36,281	40,901
Gross profit margin	38.4%	52.0%	40.5%	53.7%
Online
Revenue	50,373	46,090	96,503	94,059
Content and distribution costs	18,122	17,043	34,397	34,451

Gross profit	32,251	29,047	62,106	59,608
Gross profit margin	64.0%	63.0%	64.4%	63.4%
Total
Total segment revenues	95,846	83,181	186,120	170,203
Total segment content and distribution costs	46,121	34,864	87,733	69,694

Total segment gross profit	49,725	48,317	98,387	100,509
Total segment gross profit margin	51.9%	58.1%	52.9%	59.1%
Corporate
Operating expenses	40,826	29,254	76,782	59,515
Stock-based compensation expense	4,635	—	8,744	—
Depreciation	3,457	1,941	6,774	3,715
Amortization of intangible assets	3,611	3,763	7,319	7,846
Gain on investments, net	—	(154)	—	(154)
Other income, net	(4,723)	(2,838)	(8,595)	(82,992)
Provision for income taxes	900	65	3,339	2,394

	48,706	32,031	94,363	(9,676)

Net Income	$1,019	$16,286	$4,024	$110,185

8.	Stock Repurchase Plan

On May 30, 2006, the Company’s Board of Directors approved a stock repurchase plan whereby the Company is authorized to purchase up to $100 million of its common stock during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Under the previous repurchase plan authorized on May 13, 2005, which expired May 12, 2006, the Company purchased 2,633,002 shares in open-market transactions during 2005 at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share. The Company’s stock repurchases for the three and six months ended June 30, 2006 and 2005, are presented below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Purchase of shares, exclusive of purchase and administrative costs	$—	$11,078	$—	$11,078
Shares purchased	—	336	—	336
Average price per share	—	$32.97	—	$32.97

9.	Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s first fiscal year beginning after December 15, 2006. The Company expects to adopt FIN No. 48 on January 1, 2007 and does not expect FIN No. 48 will have a material effect on the Company’s financial position, cash flows, or results of operations.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2005. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A. of Part II, “Risk Factors.”, and in our reports filed with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a provider and publisher of mobile content, products and services that assist consumers with finding information, personalization and entertainment on the mobile phone. We also use our metasearch technology to power our own branded Web sites and provide private-label online search and directory services to distribution partners. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have facilities in Los Angeles and San Mateo, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; Papendrecht, The Netherlands; and Hamburg, Germany. Our common stock is listed on the newly designated NASDAQ Global Select Market under the symbol “INSP.”

In early 2006, we realigned our operations to a functional organization structure, resulting in the elimination of the separate business units, to expand our mobile media offerings, leverage online search and directory technology and applications for mobile devices, and expand our distribution channels. We plan to leverage our intellectual capital and core competencies to increase our focus on mobile applications, products, and services. As part of this plan, we changed our segment reporting to better reflect the performance of our company. Given this change in our organizational structure, for each segment the historical financial results for the first two quarters of 2005, as well as the first two quarters of 2006, are presented in a manner consistent with our new reporting segments. The revised financial information for the new segment reporting was prepared for comparative purposes and may not be indicative of how we operated or managed our business in the past and is different than the segment results previously presented.

Our Mobile business provides media products and content to mobile operators and portal and infrastructure services that enable mobile operators to deliver content and programming across multiple devices to their subscribers. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers. We also provide media products and content directly to consumers through our online branded Web site, Moviso.com.

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

Overview of Second Quarter 2006 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2006. A more detailed discussion , comparing our operating results for the three and six months ended June 30, 2006 and 2005, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended June 30, 2006 increased to $95.8 million from $83.2 million in the three months ended June 30, 2005. Revenues from our Mobile business increased to $45.5 million in the second quarter of 2006 from $37.1 million in the second quarter of 2005, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics. Revenues from our Online business increased to $50.4 million in the second quarter of 2006 from $46.1 million in the second quarter of 2005. This increase was primarily due to greater revenue per paid search. During the second quarter of 2006, over 60% of our search revenues came from our search distribution partners.

Content and distribution costs for the three months ended June 30, 2006 increased to $46.1 million from $34.9 million in the three months ended June 30, 2005. Total segment gross profit, comprised of revenues net of content and distribution costs, increased to $49.7 million for the three months ended June 30, 2006 from $48.3 million for the second quarter of 2005. Segment gross profit for our Mobile segment decreased to $17.5 million in the second quarter of 2006 from $19.3 million in the second quarter of 2005, primarily attributable to the loss of a service agreement at the end of 2005 and an increase in content costs associated with our media downloads. Mobile content costs, as a percentage of revenue, increased at a greater rate as a result of an increase in content costs and the shift of the mix of products and services we provided. In particular, sales of our labeltone or true tone (MP3-like quality) ringtones, that have a greater cost as a percentage of revenue than our other media download products, represented a larger share of our Mobile revenues. Segment gross profit from our Online business increased to $32.3 million in the second quarter of 2006 from $29.0 million in the second quarter of 2005, due to increases in revenue per paid search, primarily from our own branded Web sites.

Other operating expenses for the three months ended June 30, 2006 were $52.5 million, an increase of $17.6 million from $35.0 million in the three months ended June 30, 2005. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, depreciation and amortization of intangible assets. The increase from the three months ended June 30, 2005 was primarily attributable to spending on certain business initiatives, general growth in our operations, and the effect of expensing stock options and other equity based awards as required under Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which we adopted on January 1, 2006. Increased operating costs related to our initiatives and growth in our business primarily relate to increases in personnel costs, including salaries, benefits and other employee costs, and costs of temporary help from contractors to augment our staffing needs, as well as increases in marketing and promotional costs and depreciation expense.

Net income for the three months ended June 30, 2006 was $1.0 million compared to net income of $16.3 million in the three months ended June 30, 2005. The decrease was primarily attributable to increases in operating expenses in 2006 as noted above. Additionally, we provided for income taxes at a rate of approximately 47% in the second quarter of 2006, as compared to less than 1% in the second quarter of 2005.

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

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. As of June 30, 2006, we had $171.9 million of goodwill on our balance sheet relating to our Mobile and Online reporting units.

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

Historical Results of Operations

For the six months ended June 30, 2006, our net income was $4.0 million. While we have achieved profitability for twelve consecutive quarters, including the three months ended June 30, 2006, and for the years ended December 31, 2004 and 2005, prior to 2004, we had incurred annual losses since our inception and, as of June 30, 2006, had an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Revenues. Revenues are derived from deploying our services and products to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a range of customers. Revenues for the three and six months ended June 30, 2006 and 2005 are presented below (amounts in thousands):

	Three Months Ended June 30,		Change from 2005	Six Months Ended June 30,		Change from 2005
Revenues	2006	2005		2006	2005
Mobile	$45,473	$37,091	$8,382	$89,617	$76,144	$13,473
Online	50,373	46,090	4,283	96,503	94,059	2,444

Total	$95,846	$83,181	$12,665	$186,120	$170,203	$15,917

The increase in revenue for our Mobile products and services for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, is primarily due to increased revenues from the sales of our media download products, primarily sales of our labeltone or true tone (MP3-like quality) ringtones, which comprised approximately 67% of our Mobile revenues for the three months ended June 30, 2006 as compared to approximately 62% for the three months ended March 31, 2006. Partially offsetting the increase in revenue for Mobile products and services is the loss of a service agreement at the end of 2005.

The increase in revenue for Online products and services for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, is primarily due the growth in our online search services, in particular, greater revenue per paid search, and, to a lesser extent, directory revenues related to a contract we entered into in June 2005. These increases are partially offset by a decline in revenue due to one of our top ten customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow pages listings in June 2005. During the three and six months ended June 30, 2006 and 2005, over 60% of our search distribution revenues came from our search distribution partners.

Seasonality

Our Online services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our Mobile business may also be subject to seasonality based on the timing of consumer product cycles and other factors, such as the timing of new mobile phone sales.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to royalty and license fees related to our Mobile products for items such as ringtones, graphics and games, and other content or data licenses, and revenue sharing arrangements with our Online distribution partners, as well as online content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2006 and 2005 are presented below:

	Three Months Ended June 30,		Change from 2005	Six Months Ended June 30,		Change from 2005
Content and Distribution Expense	2006	2005		2006	2005
Mobile	$27,999	$17,821	$10,178	$53,336	$35,243	$18,093
Percent of Mobile Revenue	61.6%	48.0%	13.6%	59.5%	46.3%	13.2%
Online	18,122	17,043	1,079	34,397	34,451	(54)

Percent of Online Revenue	36.0%	37.0%	(1.0)%	35.6%	36.6%	(1.0)%
Total	$46,121	$34,864	$11,257	$87,733	$69,694	$18,039

Percent of Total Revenue	48.1%	41.9%	6.2%	47.1%	40.9%	6.2%

Content and distribution expenses increased by $11.3 million to $46.1 million for the three months ended June 30, 2006, as compared to $34.9 million for the three months ended June 30, 2005. The absolute dollar and cost as a percent of revenues increase for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, was primarily attributable to revenue growth from sales of our content and media products to our Mobile customers, in particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenues are greater than our other media download products. Content and distribution costs related to our Online products and services increased in absolute dollars, primarily due to an increase in revenue shared with our distribution partners. We anticipate that our content and distribution costs will continue to increase in absolute dollars if revenues from sales of our content and media products to our Mobile customers continue to increase or if revenues increase through growth from existing arrangements with our Online distribution partners or we add new Online distribution partners. In addition, our content license and royalty fees have increased as a percent of Mobile revenue as a result of content price increases, variation in carrier demand for our products and the change in mix of our product sales. If the trend continues to shift towards sales of higher cost media download content and products or if Online revenue generated from our distribution partners increases at a greater rate than revenues generated from our own branded Web sites, content and distribution costs as a percent of revenue will continue to increase.

Content and distribution expenses increased by $18.0 million to $87.7 million for the six months ended June 30, 2006, as compared to $69.7 million for the six months ended June 30, 2005. The absolute dollar and cost as a percent of revenues increase for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, was primarily attributable to revenue growth from sales of our content and media products to our Mobile customers, in particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenues are greater than our other media download products.

Systems and Network Operations Expenses. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, stock-based compensation, benefits and other employee related costs, and temporary help and contractors to augment our staffing, and communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2006 and 2005 are presented below:

	Three Months Ended June 30,		Change from 2005	Six Months Ended June 30,		Change from 2005
	2006	2005		2006	2005
Systems and Network Operations	$7,880	$4,899	$2,981	$14,988	$9,312	$5,676
Percent of Revenue	8.2%	5.9%	2.3%	8.1%	5.5%	2.6%

Systems and network operations expenses increased by $3.0 million and $5.7 million to $7.9 million and $15.0 million for the three and six months ended June 30, 2006, respectively, as compared to $4.9 million and $9.3 million for the three and six months ended June 30, 2005, respectively. The absolute dollar increase for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 was primarily attributable to an increase of $1.8 million and $3.7 million, respectively, in personnel expenses, contractors to augment our staffing, and temporary help, which was the result of additional headcount due to growth in our business, and an increase in software license fees and maintenance costs and communication costs of $1.1 million and $1.8 million, respectively.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation, benefits and other employee related costs, and temporary help and contractors to augment our staffing, for research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2006 and 2005 are presented below:

	Three Months Ended June 30,		Change from 2005	Six Months Ended June 30,		Change from 2005
	2006	2005		2006	2005
Product Development Expenses	$12,467	$7,596	$4,871	$21,775	$14,967	$6,808
Percent of Revenue	13.0%	9.1%	3.9%	11.7%	8.8%	2.9%

Product development expenses increased by $4.9 million and $6.8 million to $12.5 million and $21.8 million for the three and six months ended June 30, 2006, respectively, as compared to $7.6 million and $15.0 million for the three and six months ended June 30, 2005, respectively. The absolute dollar increase for the three and six months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily attributable to an increase of $5.1 million and $7.3 million, respectively, in personnel related expenses and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services. This increase was partially offset by reductions in professional service fees.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology and new products are necessary to remain competitive, and we anticipate that product development expenses will increase in absolute dollars as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation, benefits and other employee related costs, and temporary help and contractors to augment our staffing, and advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2006 and 2005 are presented below:

	Three Months Ended June 30,		Change from 2005	Six Months Ended June 30,		Change from 2005
	2006	2005		2006	2005
Sales and Marketing Expenses	$12,567	$7,030	$5,537	$22,130	$14,902	$7,228
Percent of Revenue	13.1%	8.5%	4.6%	11.9%	8.8%	3.1%

Sales and marketing expenses increased by $5.5 million to $12.6 million for the three months ended June 30, 2006 as compared to $7.0 million for the three months ended June 30, 2005. The absolute dollar increase for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily attributable to an increase in personnel related expenses, temporary help and contractors to augment our staffing totaling $4.0 million and an increase of $1.3 million in marketing and promotional expense.

Sales and marketing expenses increased by $7.2 million to $22.1 million for the six months ended June 30, 2006 as compared to $14.9 million for the six months ended June 30, 2005. The absolute dollar increase for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily attributable to an increase in personnel related expenses totaling $5.1 million and an increase of $1.9 million in marketing and promotional expense.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels, including our branded Web site, Moviso.com, where we provide media products and content directly to consumers.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, stock-based compensation, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2006 and 2005 are presented below:

	Three Months Ended June 30,		Change from 2005	Six Months Ended June 30,		Change from 2005
	2006	2005		2006	2005
General and Administrative Expenses	$12,547	$9,729	$2,818	$26,633	$20,334	$6,299
Percent of Revenue	13.1%	11.7%	1.4%	14.3%	11.9%	2.4%

General and administrative expenses increased by $2.8 million to $12.5 million for the three months ended June 30, 2006 as compared to $9.7 million for the three months ended June 30, 2005. The absolute dollar increase for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily attributable to stock-based compensation expense of $1.9 million and an increase in personnel related expenses and contractors to augment staffing, totaling $884,000.

General and administrative expenses increased by $6.3 million to $26.6 million for the six months ended June 30, 2006 as compared to $20.3 million for the six months ended June 30, 2005. The absolute dollar increase for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily attributable to stock-based compensation expense of $4.4 million, an increase in personnel related expenses and contractors to augment staffing, totaling $1.4 million, and a $750,000 charge related to certain litigation settlements.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $3.5 million and $6.8 million for the three and six months ended June 30, 2006, respectively, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2005, respectively. Depreciation expense increased primarily as a result of property and equipment recently placed in service related to our redundant data center.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $3.6 million and $7.3 million during the three and six months ended June 30, 2006, respectively, compared to $3.8 million and $7.8 million during the three and six months ended June 30, 2005, respectively. The decrease from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 is primarily attributable to intangible assets that reached the end of their estimated useful lives and were accordingly fully amortized. The expected future amortization of intangible assets at June 30, 2006 is $5.9 million for the remainder of 2006, $7.5 million in 2007, $4.7 million in 2008, and $3.1 million in 2009.

Other Income, Net. Other income, net, primarily consists of interest income, gain from litigation settlements and foreign currency gain (loss).

	Three Months Ended June 30,		Change from 2005	Six Months Ended June 30,		Change from 2005
	2006	2005		2006	2005
Interest income	$4,827	$2,865	$1,962	$8,777	$4,648	$4,129
Gain on litigation settlement	—	—	—	—	79,297	(79,297)
Foreign currency transaction gain (loss)	20	(86)	106	(10)	(1,020)	1,010
Other items, net	(124)	59	(183)	(172)	67	(239)

	$4,723	$2,838	$1,885	$8,595	$82,992	$(74,397)

The increase in interest income for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, was primarily attributable to an increase in interest rates. In the six months ended June 30, 2005, we recorded a gain of $79.3 million in other income from the settlement of several outstanding litigation matters. The gain was based on the receipt of $83.2 million in cash in March 2005, less $3.9 million in legal fees. Partially offsetting this gain was a $934,000 foreign currency transaction loss related to a forward exchange contract we entered into in December 2004 in connection with a business acquisition.

Provision for Income Taxes. We recorded a provision for income taxes of $900,000 and $3.3 million for the three and six months ended June 30, 2006, respectively. We recorded a provision for income taxes of $65,000 and $2.4 million for the three and six months ended June 30, 2005, respectively. For 2006, the provision for income taxes includes U.S. federal tax, U.S. federal alternative minimum tax (“AMT”), state, and international taxes. For 2005, the provision for income taxes included AMT, state, and international taxes. We expect to record a tax provision for U.S. federal, AMT, state, and international taxes for the remainder of 2006. In 2005, we recorded an income tax benefit of $23.5 million, primarily due to a $25.0 million tax benefit recorded in the fourth quarter of 2005 from the realization of a deferred tax asset related to a portion of our net operation loss carryforwards. As a result, beginning in 2006 we began recording a provision for income taxes. A substantial portion of our income tax expense is offset by our accumulated net operating loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and marketable investments of $407.0 million, consisting of cash and cash equivalents of $182.7 million, short-term investments available-for-sale of $222.6 million, and long-term investments available-for-sale of $1.7 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating lease commitments, net of sublease income	$3,585	$7,454	$5,222	$7,144	$6,981	$11,032	$41,418

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At June 30, 2006, the total amount of collateral pledged under these agreements was $4.3 million.

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$38,020	$121,637
Net cash used by investing activities	(11,839)	(45,013)
Net cash provided (used) by financing activities	3,507	(2,537)

Net increase in cash and cash equivalents	$29,688	$74,087

Net cash provided by operating activities was $38.0 million for the six months ended June 30, 2006, consisting of our net income of $4.0 million, increase in our operating assets and liabilities of $12.3 million, consisting of a decrease in accounts receivable, other receivables, prepaid expenses, and other current assets and an increase in accrued expenses and other current and long-term liabilities and deferred revenue. Also increasing our operating cash were adjustments not affecting cash flows provided by operating activities of $25.7 million, consisting of depreciation, amortization, stock-based compensation expense, bad debt expense and deferred income taxes. Partially offsetting the increase are changes in our operating assets and liabilities of $4.0 million primarily consisting of an increase in other long-term assets and a decrease in accounts payable.

Net cash provided by operating activities was $121.6 million for the six months ended June 30, 2005, consisting of our net income of $110.2 million, which includes a $79.3 million gain from a legal settlement, a decrease in other receivables of $15.2 million, and adjustments not affecting cash flows provided by operating activities of $11.9 million, consisting of depreciation and amortization and bad debt expense. Partially offsetting the increase are changes in our operating assets and liabilities of $14.3 million primarily consisting of increases in accounts receivable, and prepaid expenses and other assets and decreases in accounts payable, accrued expenses and other current and long-term liabilities, deferred revenue, and adjustments not affecting operating cash flows of $1.2 million primarily consisting of deferred tax liabilities.

Net cash used by investing activities totaled $11.8 million for the six months ended June 30, 2006, primarily consisting of $10.1 million used to purchase property and equipment, and the net increase in short-term and long-term investments of $1.8 million.

Net cash used by investing activities totaled $45.0 million for the six months ended June 30, 2005, primarily consisting of $26.4 million used for a business acquisition, $8.1 million used to purchase property and equipment and the net purchase of short-term and long-term investments of $10.8 million. Partially offsetting the decrease are proceeds of $194,000 from the sale of certain assets and equity investments.

Net cash provided by financing activities totaled $3.5 million in the six months ended June 30, 2006 and consisted of cash proceeds from the exercise of stock options and from sales of shares through our employee stock purchase plan.

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

Stock Repurchase Program

On May 30, 2006, our Board of Directors approved a stock repurchase plan whereby we are authorized to purchase up to $100 million of our common stock during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. We did not purchase any shares during the six months ended June 30, 2006. Under a previous repurchase plan authorized on May 13, 2005, which expired May 12, 2006, we purchased 2,633,002 shares in open-market transactions during 2005 at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for our first fiscal year beginning after December 15, 2006. We expect to adopt of FIN No. 48 on January 1, 2007 and do not expect it will have a material effect on our financial position, cash flows, or results of operations.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2006 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

Item 4. —Controls and Procedures

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

Item 1. —Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 4 to our unaudited Condensed Consolidated Financial Statements.

Item 1A. —Risk Factors

RISKS RELATED TO OUR BUSINESS

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our products and services, the loss of which would have a material adverse effect on our financial results.

We rely on our relationships with distribution partners, including mobile operators, Web portals and software application providers, for distribution of our products and services. We generated approximately 52% and 51% of our total revenues through relationships with our top five distribution partners for the second and first quarter of 2006, respectively. We cannot assure you that these relationships will continue or result in benefits to us that outweigh the cost of the relationships. One of our biggest challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. In particular, our mobile operator distribution partners, including our largest distribution partner which represented approximately 33% of our total company revenues in each of the first and second quarters of 2006, may at any time seek financial or competitive advantages by licensing content directly from our content providers, particularly the four major record labels, thereby reducing or eliminating the need for our products and services related to such content. In addition, other distribution partners may create their own products and services or also seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with these distribution partners, our financial results would be materially adversely affected.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that this concentration will continue in the foreseeable future. Our top five customers represented approximately 85% and 84% of our revenues in the second and first quarters of 2006, respectively. Cingular Wireless, Google and Yahoo! each accounted for more than 10% of our revenues in the three month period ended June 30, 2006. Our principal agreements with these customers expire in 2006, 2009 and 2008, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If we lose any of these customers, are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer.

Our strategic direction is evolving, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. Since 2003, we have focused on our search, directory, and mobile products and services. We continue to evaluate opportunities in a rapidly evolving market. We plan to leverage our intellectual capital and core competencies to focus more on mobile applications, products and services. As part of this plan, in early 2006, we realigned our operations to a functional organization structure, eliminating the separate business units of Mobile and Search & Directory. We plan to expand our mobile media offerings, leverage our search and directory technology and applications for mobile devices, and expand our distribution channels, such as our new mobile direct to consumer online Web site, Moviso.com. These changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for products and services, and other factors described in this section, and may negatively impact our financial results.

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

We have incurred net losses on an annual basis from our inception through December 31, 2003. As of June 30, 2006, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future including from the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or stock option expensing. Also, we expect to increase our operating expenditures to fund certain initiatives including new products and services and new distribution channels, such as our new mobile direct to consumer online Web site, Moviso.com. We must therefore generate revenues sufficient to offset these expenses in order for us to be profitable. While we achieved profitability in each of our last twelve fiscal quarters and on an annual basis for the years ended December 31, 2005 and 2004, we may not be able to sustain profitability on a quarterly or annual basis.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution or content relationships, such as by distribution partners licensing content directly from content providers;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	increased costs related to investments for new initiatives, including new products and services and new distribution channels, such as our new mobile direct to consumer Web site, Moviso.com;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of the new accounting standard in 2006 that requires us to expense the fair value of our employee stock options and other equity awards;

•	the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely affect our ability to continue to acquire content and distribute our products and services, or the ability of our content providers or distribution partners to continue to provide us with their content or distribute our products and services;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	litigation expense;

•	the adoption of new regulations or accounting standards; and

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our search, directory and mobile products and services are in young industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

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

We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. Further, our musical composition and other media licenses for the creation of mobile content consisting of ringtones generally require royalty payments on a “most favored nation” basis, which requires us to pay the highest royalty paid to any licensor to all such licensors. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a material negative effect on our operating results. Also, our agreements with the four major record labels for ringtones, which comprise a significant portion of our mobile business revenues, typically have terms of one year or less. If we fail to enter into or maintain satisfactory arrangements with content providers, particularly with our major content providers, our ability to provide a variety of products and services to our customers could be severely limited, which would have a material negative effect on our operating results. Additionally, our content license and royalty fees will increase to the extent that our revenues related to such products and services increase and may increase as a percent of revenues as a result of price competition and carrier demand for our products and services and the mix of our product sales.

We rely on a complex royalty calculation process to estimate our royalty liability and are subject to audit by our partners. Significant errors in estimating our royalty obligation could subject us to liability to our content providers and distribution partners.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On August 1, 2006, the closing price of our common stock was $21.55. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

In addition, the stock market in general, and the Nasdaq Stock Market formerly known as the NASDAQ National Market and the market for Internet and technology company securities in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price. Our stock has been subject to such price and volume fluctuations in the recent past. Often, class action litigation has been instituted against companies after periods of volatility in the overall market and the price of such companies’ stock. If such litigation were to be instituted against us, even if we were to prevail, it could result in substantial cost and diversion of management’s attention and resources.

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

As the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. Some of our domestic competitors who have substantially greater resources than we do may be able to more quickly and comprehensively develop and grow in the international markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, the costs of acquiring foreign companies and the integration of such companies with our operations, expenditure of resources in developing distribution and content relationships and the increased costs of supporting remote operations. Although our revenues from our European offerings have increased in absolute dollars, they have declined as a percentage of our overall revenues.

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

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; Waltham, Massachusetts; Papendrecht, The Netherlands; and Hamburg, Germany. Although we have completed our disaster and redundancy planning for certain of our business-critical systems so that some are now redundant across two physical locations, we have not yet completed our disaster recovery and redundancy planning for others. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

Most of our revenues from our search and directory business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the content provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. This model exposes us to the risk of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or when a competitor of the advertiser clicks on the advertiser’s search result to increase the advertising expense of the advertiser. Some of this invalid click activity is sometimes referred to as “click fraud.” When such invalid click activity is detected, content providers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners’ Web properties or our own Web sites, our content providers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the content provider pays us. If we or our content providers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the content provider because such invalid clicks will not lead to potential revenue for such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could lead to a loss of advertisers and revenue to our content providers and consequently to fewer fees paid to us. Additionally, if we are unable to detect and stop invalid click activity that may originate from our own Web sites or the Web properties of our distribution partners, our content providers may impose restrictions on our ability to provide their commercial search results on our own Web sites or to our current and future distribution partners, which could have a materially negative impact on our financial results. Although we and our content providers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity.

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

Several federal or state laws could impact our business. Federal laws include those designed to restrict the online distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for online services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services. Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. Moreover, regulations by the Federal Communications Commission regarding unsolicited commercial email to wireless devices have created new requirements that could adversely affect our business by limiting our ability to communicate with users and increasing our burden of disclosure.

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

Due to the nature of the Internet, it is possible that the governments of states and foreign countries might attempt to regulate Internet transmissions, through data protection laws amongst others, or institute proceedings for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 8, 2006, the following proposals were adopted by the margin indicated:

1.	To elect three Class I directors to serve for the ensuing class term and until their successors are duly elected.

Nominee	Shares Voted For	Votes Withheld
Edmund O. Belsheim, Jr.	26,605,490	430,339
John E. Cunningham, IV	24,769,637	2,266,192
Lewis M. Taffer	24,783,991	2,251,838

2.	To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for InfoSpace for the fiscal year ending December 31, 2006:

Shares Voted
For	26,871,232
Against	150,111
Abstain	14,486

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

10.28(1)	Work Letter Agreement between InfoSpace, Inc. and Fisher Media Services Company, dated March 28, 2006.

10.29(2)*	Letter from InfoSpace, Inc. to Allen M. Hsieh, dated April 7, 2006.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on April 3, 2006.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on April 7, 2006.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Allen M. Hsieh
Allen M. Hsieh
Interim Chief Financial Officer, Chief Accounting Officer & VP Financial Operations (Principal Financial Officer)

Dated: August 4, 2006

INDEX TO EXHIBITS

10.28(1)	Work Letter Agreement between InfoSpace, Inc. and Fisher Media Services Company, dated March 28, 2006.

10.29(2)*	Letter from InfoSpace, Inc. to Allen M. Hsieh, dated April 7, 2006

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on April 3, 2006.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on April 7, 2006.

*	Indicates a management contract or compensatory plan or arrangement.