Form 10-Q
period 2006-09-30
INFOSPACE INC
filed 2006-11-07
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☒                    Accelerated filer    ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, Par Value $.0001	31,358,006

INFOSPACE, INC.

FORM 10-Q

Item 1.  —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$172,557	$153,013
Short-term investments, available-for-sale	238,490	222,360
Accounts receivable, net of allowance of $1,235 and $1,507	64,600	71,661
Other receivables	4,432	3,972
Prepaid expenses and other current assets	10,686	12,639

Total current assets	490,765	463,645
Property and equipment, net	32,383	26,889
Goodwill	140,046	176,979
Other intangible assets, net	21,092	44,080
Deferred tax assets, net	34,623	25,000
Other long-term assets	9,351	6,786

Total assets	$728,260	$743,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,895	$11,585
Accrued expenses and other current liabilities	66,385	51,917
Short-term deferred revenue	3,502	2,474

Total current liabilities	80,782	65,976
Long-term liabilities:
Other liabilities and deferred revenue	1,437	2,011
Deferred tax liabilities	5,390	10,421

Total long-term liabilities	6,827	12,432

Total liabilities	87,609	78,408
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 31,355,475 and 31,018,795 shares	3	3
Additional paid-in capital	1,702,565	1,684,974
Accumulated deficit	(1,063,230)	(1,020,525)
Accumulated other comprehensive income	1,313	519

Total stockholders’ equity	640,651	664,971

Total liabilities and stockholders’ equity	$728,260	$743,379

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$96,298	$83,225	$282,418	$253,428
Operating expenses:
Content and distribution	47,704	37,704	135,437	107,398
Systems and network operations	8,391	5,492	23,379	14,804
Product development	12,099	7,840	33,874	22,807
Sales and marketing	12,946	8,519	35,076	23,421
General and administrative	13,498	9,671	40,131	30,005
Depreciation	4,635	2,454	11,409	6,169
Amortization of intangible assets	3,046	3,709	10,365	11,555
Restructuring	57,789	—	57,789	—

Total operating expenses	160,108	75,389	347,460	216,159

Operating income (loss)	(63,810)	7,836	(65,042)	37,269
Gain on equity investments, net	—	—	—	154
Other income, net	5,405	2,974	14,000	85,966

Income (loss) before income taxes	(58,405)	10,810	(51,042)	123,389
Income tax benefit (provision)	11,676	451	8,337	(1,943)

Net income (loss)	$(46,729)	$11,261	$(42,705)	$121,446

Net income (loss) per share – Basic	$(1.49)	$0.35	$(1.37)	$3.71

Net income (loss) per share – Diluted	$(1.49)	$0.32	$(1.37)	$3.35

Weighted average shares outstanding used in computing basic net income (loss) per share	31,316	31,958	31,213	32,703

Weighted average shares outstanding used in computing diluted net income (loss) per share	31,316	34,830	31,213	36,288

Other comprehensive income:
Net income (loss)	$(46,729)	$11,261	$(42,705)	$121,446
Foreign currency translation adjustment	105	(49)	332	(630)
Net unrealized gain (loss) on investments	289	(29)	462	(44)

Other comprehensive income (loss)	$(46,335)	$11,183	$(41,911)	$120,772

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(42,705)	$121,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring	57,783	—
Depreciation and amortization	21,774	17,724
Stock-based compensation	13,551	—
Deferred income taxes	(9,623)	(1,448)
Other	101	335
Cash provided (used) by changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,965	(13,682)
Other receivables	(460)	14,515
Prepaid expenses and other current assets	1,953	(2,767)
Other long-term assets	(2,565)	(1,514)
Accounts payable	1,081	2,466
Accrued expenses and other current and long-term liabilities	416	(543)
Deferred revenue	426	(1,461)

Net cash provided by operating activities	48,697	135,071
Investing activities:
Business acquisition, net of cash acquired	—	(26,364)
Increase in other long-term assets	—	(4,495)
Purchases of property and equipment	(18,525)	(11,729)
Proceeds from the sale of assets and equity investments	148	194
Proceeds from sales and maturities of investments	261,614	147,608
Purchases of investments	(277,283)	(155,302)

Net cash used by investing activities	(34,046)	(50,088)
Financing activities:
Common stock repurchases	—	(62,275)
Proceeds from exercise of stock options	3,061	8,068
Proceeds from issuance of stock through employee stock purchase plan	1,832	1,512

Net cash provided (used) by financing activities	4,893	(52,695)

Net increase in cash and cash equivalents	19,544	32,288
Cash and cash equivalents:
Beginning of period	153,013	85,245

End of period	$172,557	$117,533

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company in 2005.

As of September 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $33.5 million, which is expected to be recognized over a weighted average period of approximately 14 months. The Company has included the following amounts for share-based compensation cost, including the cost related to the ESPP, in the accompanying unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively (amounts in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Systems and network operations	$496	$1,150
Product development	762	1,891
Sales and marketing	1,412	3,963
General and administrative	2,137	6,547

Total	$4,807	$13,551

Excluded from the amounts above is a $1.1 million reduction in expense in the three months ended September 30, 2006 included in restructuring charges, resulting from options not expected to vest for terminated employees.

Share-based compensation expense recognized during the three and nine months ended September 30, 2006 includes (1) compensation expense for awards granted prior to, but not yet fully vested as of, January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes share-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were, in substance, a multiple share-based award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model.

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

A summary of the general terms of options to purchase common stock previously granted under these plans, including options outstanding and available for grant at September 30, 2006, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan	Other Plans
Requisite service period in years	4 or less	3 or less	4	4
Vesting	1st year cliff then ratably thereafter	1st year cliff then ratably thereafter, or 50% ratably over service period then 50% cliff at end of service period	1st year cliff then ratably thereafter	1st year cliff then ratably thereafter
Life in years	7 or 10	7 or 10	6	6 or 10
Options outstanding at September 30, 2006	8,518,134	1,147,524	294,550	1,864
Options available for grant at September 30, 2006	1,880,502	1,655,182	127,401	—

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, the Company disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the three and nine months ended September 30, 2005 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$11,261	$121,446
Stock-based compensation, as reported	—	—
Total stock-based compensation determined under fair value based method for all awards	(9,601)	(25,576)

Pro forma net income	$1,660	$95,870

Basic net income per share, as reported	$0.35	$3.71

Diluted net income per share, as reported	$0.32	$3.35

Basic net income per share, SFAS No. 123 adjusted	$0.05	$2.93

Diluted net income per share, SFAS No. 123 adjusted	$0.05	$2.72

Pro forma disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based compensation is recognized in the unaudited Condensed Consolidated Statement of Operations.

To estimate compensation expense which would have been recognized under SFAS No. 123 for the three and nine months ended September 30, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Employee Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.01%	4.04%	4.70%	3.91%
Expected dividend yield	0%	0%	0%	0%
Volatility	63%	69%	63%	67%
Expected life	3.4 years	2.9 years	2.8 years	3.3 years

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.84%	3.73%	4.48%	3.19%
Expected dividend yield	0%	0%	0%	0%
Volatility	30%	79%	32%	67%
Expected life	6 months	6 months	6 months	6 months

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

Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,035,342	$29.40
Granted	895,000	25.35
Forfeited	(191,872)	37.24
Exercised	(97,609)	12.86

Outstanding at March 31, 2006	8,640,861	$28.99

Granted	2,268,650	24.00
Forfeited	(472,650)	27.96
Exercised	(108,894)	12.03

Outstanding at June 30, 2006	10,327,967	$28.12

Granted	290,000	21.73
Forfeited	(620,121)	33.12
Exercised	(35,774)	13.87

Outstanding at September 30, 2006	9,962,072	$27.68

Options exercisable at September 30, 2006	5,486,759	$30.77

During the three and nine months ended September 30, 2006, the total intrinsic value of options exercised to purchase common stock was $288,000 and $2.9 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $10.33 per share and $10.43 per share, respectively.

During the three and nine months ended September 30, 2006, financing cash generated from the exercise of stock options amounted to $496,000 and $3.1 million, respectively. During the three and nine months ended September 30, 2006, financing cash generated for the purchase of shares through the ESPP amounted to $889,000 and $1.8 million, respectively. The Company issues new shares upon exercise of options to purchase common stock or purchase through the ESPP.

Additional information regarding options outstanding for all plans as of September 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.22 – $15.00	1,838,169	4.78	$11.75	1,634,684	$11.56
$15.56 – $18.00	89,750	3.84	15.58	57,229	15.58
$18.09 – $20.00	90,864	3.67	19.35	66,104	19.35
$20.64 – $25.00	4,049,475	6.12	23.72	756,114	23.94
$25.12 – $30.00	901,188	5.76	26.55	110,001	25.61
$30.26 – $34.00	299,750	5.19	31.83	169,751	31.70
$34.11 – $675.00	2,692,876	4.45	45.09	2,692,876	45.09

Total	9,962,072		$27.68	5,486,759	$30.77

Aggregate intrinsic value (in thousands)	$12,558			$11,412

Weighted average remaining contractual life		5.31		4.60

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $18.44 per share as of September 30, 2006, which amount would have been received by the optionees had all options been exercised on that date.

Employee Stock Purchase Plan

There were 47,414 and 94,404 shares issued for the ESPP periods that ended in the three and nine months ended September 30, 2006, respectively. There were 36,352 and 60,058 shares issued for the ESPP periods that ended in the three and nine months ended September 30, 2005, respectively.

3.	Net Income (Loss) Per Share

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

The treasury stock method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. The number of dilutive stock options and warrants and the number of antidilutive stock options and warrants excluded from the calculation of weighted average dilutive common shares outstanding for the three and nine months ended September 30, 2006 and 2005 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding, basic	31,315,616	31,958,024	31,213,442	32,702,535
Dilutive stock options and warrants	—	2,871,884	—	3,585,890

Weighted average common shares outstanding, diluted	31,315,616	34,829,908	31,213,442	36,288,425

Stock options and warrants excluded as antidilutive	8,099,540	4,004,360	5,847,103	2,674,627

4.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with its operating lease obligations (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating lease commitments, net of sublease income	$1,927	$7,493	$5,201	$6,831	$6,695	$11,037	$39,184

As of September 30, 2006, the Company has pledged $4.3 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

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

In addition, the Company periodically enters into agreements that require minimum performance commitments. The Company’s management believes that the likelihood is remote that any such arrangements will have a significant adverse effect on our financial position or liquidity. Accordingly, the Company has not recorded a liability related to these contingencies.

5.	Goodwill and Other Intangible Assets, net

The Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived assets. The Company is required to test definite-lived intangible assets, consisting of core technology, customer relationships, and mobile media content for impairment only if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets.

As discussed in Note 9, in September 2006, the Company announced that it had been informed by one of its carrier partners that the customer plans to develop direct licensing relationships with the major record labels beginning in 2007. This constituted an event for testing the fair value of the Company’s Mobile business segment goodwill and definite-lived intangible assets.

The Company estimated the fair value of its Mobile business segment goodwill based on the present value of estimated future cash flows. Based on this analysis, the Company wrote off the carrying value of goodwill associated with the Mobile business segment.

The following table provides information about activity in goodwill by business segment for the period from January 1, 2006 to September 30, 2006 (in thousands):

	Mobile	Online	Total
Goodwill at December 31, 2005	$36,933	$140,046	$176,979
Adjustments for deferred taxes associated with IOMO Limited acquisition	(1,683)	—	(1,683)
Adjustments for deferred taxes associated with elkware GmbH acquisition	(3,348)	—	(3,348)
Impairment of Mobile goodwill	(31,902)	—	(31,902)

Goodwill at September 30, 2006	$—	$140,046	$140,046

During the nine months ended September 30, 2006, the Company elected to include the taxable income of two of its foreign subsidiaries, IOMO Limited and InfoSpace GmbH (formerly elkware GmbH), in the calculation of its income subject to U.S. taxation. As a result, the Company recorded a reduction of the goodwill associated with the acquisitions of those subsidiaries, consistent with the provisions of SFAS No. 109, Accounting for Income Taxes.

The Company evaluated the fair value of its Mobile business segment definite-lived intangible assets based on the present value of estimated future cash flows for the Mobile business segment. Based on this analysis, the Company determined that $12.6 million of Other intangible assets, net associated with the Mobile business segment were excess. Accordingly, the Company reduced other intangible assets by $12.6 million.

The following table provides information about activity in other intangible assets by business segment for the period from January 1, 2006 to September 30, 2006 (in thousands):

	Mobile	Online	Total
Total indefinite-lived intangible assets at December 31, 2005	$—	$15,583	$15,583
Gross definite-lived intangible assets at December 31, 2005	52,586	18,040	70,626
Accumulated amortization	(27,577)	(14,552)	(42,129)

Net other intangible assets at December 31, 2005	$25,009	$19,071	$44,080
Amortization	(8,015)	(2,350)	(10,365)
Impairment of Mobile intangible assets	(12,623)	—	(12,623)

Net other intangible assets at September 30, 2006	$4,371	$16,721	$21,092

The goodwill and intangible asset impairments were recorded in Restructuring in the unaudited Condensed Consolidated Statement of Operations in the three and nine months ended September 30, 2006.

6.	Other Income, net

Other income, net for the three and nine months ended September 30, 2006 and 2005, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$5,399	$3,112	$14,176	$7,760
Gain on litigation settlement	—	—	—	79,297
Foreign currency exchange loss	(50)	(42)	(60)	(1,062)
Other items, net	56	(96)	(116)	(29)

Other income, net	$5,405	$2,974	$14,000	$85,966

On March 25, 2005, the Company received proceeds of $83.2 million from the settlement of several outstanding litigation matters. The Company recognized a gain of $79.3 million during the nine months ended September 30, 2005, comprised of the settlement proceeds and interest of $83.2 million, less $3.9 million in legal fees. In addition, the Company recognized $2.0 million in income taxes related to the settlement, which is included in Income tax provision in the nine months ended September 30, 2005.

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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the three and nine months ended September 30, 2006 and 2005 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Mobile
Revenue	$47,731	$39,014	$137,348	$115,158
Content and distribution costs	29,487	20,153	82,823	55,396

Gross profit	18,244	18,861	54,525	59,762
Gross profit margin	38.2%	48.3%	39.7%	51.9%
Online
Revenue	48,567	44,211	145,070	138,270
Content and distribution costs	18,217	17,551	52,614	52,002

Gross profit	30,350	26,660	92,456	86,268
Gross profit margin	62.5%	60.3%	63.7%	62.4%
Total
Total segment revenues	96,298	83,225	282,418	253,428
Total segment content and distribution costs	47,704	37,704	135,437	107,398

Total segment gross profit	48,594	45,521	146,981	146,030
Total segment gross profit margin	50.5%	54.7%	52.0%	57.6%
Corporate
Operating expenses	42,127	31,522	118,909	91,037
Restructuring	57,789	—	57,789	—
Stock-based compensation	4,807	—	13,551	—
Depreciation	4,635	2,454	11,409	6,169
Amortization of intangible assets	3,046	3,709	10,365	11,555
Gain on investments, net	—	—	—	(154)
Other income, net	(5,405)	(2,974)	(14,000)	(85,966)
Income tax provision (benefit)	(11,676)	(451)	(8,337)	1,943

	95,323	34,260	189,686	24,584

Net income (loss)	$(46,729)	$11,261	$(42,705)	$121,446

8.	Stock Repurchase Plan

On May 30, 2006, the Company’s Board of Directors approved a stock repurchase plan whereby the Company is authorized to purchase up to $100 million of its common stock during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Under the previous repurchase plan authorized on May 13, 2005, which expired May 12, 2006, the Company purchased 2,633,002 shares in open-market transactions during 2005 at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share. The Company’s stock repurchases for the three and nine months ended September 30, 2006 and 2005, are presented below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Purchase of shares, exclusive of purchase and administrative costs	$—	$51,124	$—	$62,202
Shares purchased	—	1,997	—	2,333
Average price per share	—	25.60	—	26.66

9.	Restructuring Charges

During September 2006, the Company announced that it had been informed by one of its carrier partners that the customer plans to develop direct licensing relationships with the major record labels beginning in 2007. The Company expects that these direct relationships will have a material negative impact on its revenues and operating results. As a result, during the three months ended September 30, 2006, the Company committed to a plan to make operational changes to its business to align costs with expected future revenues. The plan included a reduction of its workforce and consolidation of its facilities. Additionally, the Company recognized probable losses for contractual minimums for licensed properties and recorded a charge for certain fixed assets, including leasehold improvements and internally developed software, which have been abandoned as of September 30, 2006. The restructuring charge includes the closing of its office in Hamburg, Germany announced by the Company during September 2006. As a result, during the three months ended September 30, 2006 the Company recorded a $57.8 million restructuring charge, comprised of the following amounts for the three and nine months ended September 30, 2006.

Three and Nine Months Ended September 30, 2006
Employee separation costs	$6,321
Recovery of previously expensed share-based awards due to forfeitures from employee separation	(1,054)
Impairment of goodwill	31,903
Impairment of definite-lived intangible assets	12,623
Losses on contractual commitments	5,621
Impairment of long-lived assets	1,019
Costs of abandoned facilities	1,356

Total restructuring charges	$57,789

At September 30, 2006, the accrued liability associated with the restructuring related charges was $11.3 million and consisted of the following (in thousands):

	2006 charges	Payments	Reserve balance at September 30, 2006
Employee Separation	$6,321	$(6)	$6,315
Contractual Commitments	3,673	—	3,673
Facility Abandonment	1,331	—	1,331

Total	$11,325	$(6)	$11,319

The Company also expects to record approximately $3 million to $4 million in additional pre-tax restructuring charges in the three months ended December 31, 2006 through mid-2007.

10.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s first fiscal year beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN No. 48 to determine what effect its adoption on January 1, 2007 will have on the Company’s financial position, cash flows, and results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of implementation. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier implementation encouraged. The Company does not believe that its implementation of SAB No. 108 will have an effect on the Company’s financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

Item 2.  —Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2005. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A. of Part II, “Risk Factors,” and in our reports filed with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which reflect only our opinion as of the date of this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a provider and publisher of mobile content, products and services that assist consumers with finding information, personalization and entertainment on the mobile phone. We also use our metasearch technology to power our own branded Web sites and provide private-label online search and directory services to distribution partners. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have facilities in Los Angeles and San Mateo, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; and Papendrecht, The Netherlands. Our common stock is listed on the newly designated NASDAQ Global Select Market under the symbol “INSP.”

In early 2006, we realigned our operations to a functional organization structure to leverage online search and directory technology and applications for mobile devices, and expand our distribution channels. The historical financial results for the first three quarters of 2005, as well as the first three quarters of 2006, are now presented in a manner consistent with our new reporting segments. The revised financial information for the new segment reporting was prepared for comparative purposes and may not be indicative of how we operated or managed our business in the past and is different than the segment results previously presented.

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

Overview of Third Quarter 2006 Operating Results

The following is an overview of our operating results for the three months ended September 30, 2006. A more detailed discussion, comparing our operating results for the three and nine months ended September 30, 2006 and 2005, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In September 2006, we announced that we had been informed by one of our carrier partners that the customer plans to develop direct licensing relationships with the major record labels beginning in 2007, which we expect will have a material negative impact on our revenues and operating results starting in 2007. As a result, during the third quarter of 2006 we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Additionally, in September 2006, we announced the closing of our office in Hamburg, Germany. As a result, in the three months ended September 30, 2006, we recorded a $57.8 million restructuring charge, which includes impairment for goodwill and other intangible assets, employee separation costs, losses on contractual commitments and costs to consolidate facilities.

Revenues for the three months ended September 30, 2006 increased to $96.3 million from $83.2 million in the three months ended September 30, 2005. Revenues from our Mobile business increased to $47.7 million in the third quarter of 2006 from $39.0 million in the third quarter of 2005, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics. Revenues from our Online business increased to $48.6 million in the third quarter of 2006 from $44.2 million in the third quarter of 2005. This increase was primarily due to better monetization of our paid searches. During the third quarter of 2006, over 60% of our search revenues came from our search distribution partners.

Content and distribution costs for the three months ended September 30, 2006 increased to $47.7 million from $37.7 million in the three months ended September 30, 2005. Total segment gross profit, comprised of revenues net of content and distribution costs, increased to $48.6 million for the third quarter of 2006 from $45.5 million for the third quarter of 2005. Segment gross profit for our Mobile segment decreased to $18.2 million in the third quarter of 2006 from $18.9 million in the third quarter of 2005, primarily attributable to the loss of a service agreement at the end of 2005 and an increase in content costs associated with our media downloads. Mobile content costs, as a percentage of revenue, increased at a greater rate as a result of an increase in content costs and the shift of the mix of products and services we provide. In particular, sales of our labeltone or true tone (MP3-like quality) ringtones, that have a greater cost as a percentage of revenue than our other media download products, represented a larger share of our Mobile revenues in the third quarter of 2006. Segment gross profit from our Online business increased to $30.4 million in the third quarter of 2006 from $26.7 million in the third quarter of 2005, due to better monetization of our paid searches, primarily from our own branded Web sites.

Other operating expenses, excluding the restructuring charge of $57.8 million, for the three months ended September 30, 2006 were $54.6 million, an increase of $16.9 million from $37.7 million in the three months ended September 30, 2005. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, depreciation and amortization of intangible assets. The increase from the third quarter of 2005 was primarily attributable to spending on certain business initiatives, general growth in our operations, and the effect of expensing stock options and other equity based awards as required under Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which we adopted on January 1, 2006. Increased operating costs related to our initiatives and growth in our business primarily relate to increases in personnel costs, including salaries, benefits and other employee costs, and costs of temporary help from contractors to augment our staffing needs, as well as increases in marketing and promotional costs and depreciation expense. In light of the announcement described above, we have suspended investments in developing or obtaining new Mobile content and certain Mobile distribution channels, including our direct to consumer online web site, Moviso.com.

Net loss for the three months ended September 30, 2006 was $46.7 million compared to net income of $11.3 million in the three months ended September 30, 2005. The net loss was primarily attributable to the restructuring charge and, to a lesser extent, increases in operating expenses in 2006 as noted above. Additionally, we provided for income taxes at a rate of approximately 20% in the third quarter of 2006, as compared to approximately 5% in the third quarter of 2005.

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

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Application of the impairment test requires judgment, including the identification of reporting units, assigning assets, including goodwill and other intangible assets, and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

During the three months ended September 30, 2006, we announced that we had been informed by one of our carrier partners that the customer plans to develop direct licensing relationships with the major record labels beginning in 2007. This constituted an event for testing the fair value of our Mobile reporting segment goodwill and certain definite-lived intangible assets, which, pursuant to the analysis, resulted in a write-off of the entire carrying value of goodwill associated with the Mobile reporting segment of $31.9 million and the impairment of other intangible assets of $12.6 million associated with the Mobile business segment.

As of September 30, 2006, we had $140.0 million of goodwill on our balance sheet relating to our Online reporting unit and $21.1 million of other intangible assets, net related to our Mobile and Online reporting units.

Restructuring

During the three months ended September 30, 2006, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Charges associated with this restructuring plan are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Changing business conditions may affect the assumptions related to the timing and extent of restructuring activities. We will review the status of these activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

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

Historical Results of Operations

For the three months ended September 30, 2006, our net loss was $46.7 million and while we achieved profitability for each of the twelve fiscal quarters through June 30, 2006, and for the years ended December 31, 2004 and 2005, we incurred a net loss of $42.7 million in the nine months ended September 30, 2006. Additionally, prior to 2004, we had incurred annual losses since our inception and, as of September 30, 2006, had an accumulated deficit of $1.1 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Revenues. Revenues are derived from deploying our services and products to customers. Under many of our agreements, we earn revenue from a combination of our products and services delivered to a range of customers. Revenues for the three and nine months ended September 30, 2006 and 2005 are presented below (amounts in thousands):

Revenues	Three Months Ended September 30,		Change from 2005	Nine Months Ended September 30,		Change from 2005
	2006	2005		2006	2005
Mobile	$47,731	$39,014	$8,717	$137,348	$115,158	$22,190
Online	48,567	44,211	4,356	145,070	138,270	6,800

Total	$96,298	$83,225	$13,073	$282,418	$253,428	$28,990

The increase in revenue for our Mobile products and services for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, is primarily due to increased revenues from the sales of our media download products, primarily sales of our labeltone or true tone (MP3-like quality) ringtones, which is approximately 69% of our Mobile revenues for the three months ended September 30, 2006 as compared to approximately 67% for the three months ended June 30, 2006. Partially offsetting the increase in revenue for Mobile products and services is the loss of a service agreement at the end of 2005. We expect that there will be a decline in our Mobile revenue in 2007 due to one of our carrier partners developing direct licensing relationships with the major record labels.

The increase in revenue for Online products and services for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, is primarily due to the growth in our online search services, in particular, better monetization for paid searches, and, to a lesser extent, directory revenues related to a contract we entered into in June 2005. These increases are partially offset by a decline in revenue due to one of our top customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow pages listings in June 2005. During the three and nine months ended September 30, 2006 and 2005, over 60% of our search revenues came from our search distribution partners.

Seasonality

Our Online services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our Mobile business may also be subject to seasonality based on the timing of consumer product cycles and other factors, such as the timing of new mobile phone sales.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to royalty and license fees related to our Mobile products for items such as ringtones, graphics and games, and other content or data licenses, and revenue sharing arrangements with our Online distribution partners, as well as online content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2006 and 2005 are presented below:

Content and Distribution Expense	Three Months Ended September 30,		Change from 2005	Nine Months Ended September 30,		Change from 2005
	2006	2005		2006	2005
Mobile	$29,487	$20,153	$9,334	$82,823	$55,396	$27,427
Percent of Mobile Revenue	61.8%	51.7%	10.1%	60.3%	48.1%	12.2%
Online	18,217	17,551	666	52,614	52,002	612

Percent of Online Revenue	37.5%	39.7%	(2.2%)	36.3%	37.6%	(1.3%)
Total	$47,704	$37,704	$10,000	$135,437	$107,398	$28,039

Percent of Total Revenues	49.5%	45.3%	4.2%	48.0%	42.4%	5.6%

Content and distribution expenses increased by $10.0 million to $47.7 million for the three months ended September 30, 2006, as compared to $37.7 million for the three months ended September 30, 2005. The absolute dollar and cost as a percent of revenues increase for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, was primarily attributable to revenue growth from sales of our content and media products to our Mobile customers, in particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenues are greater than our other media download products. Content and distribution costs related to our Online products and services increased in absolute dollars, primarily due to an increase in revenue shared with our distribution partners. We anticipate that our Mobile content and distribution costs will continue to increase in absolute dollars if revenues from sales of our content and media products to our Mobile customers continue to increase. In addition, our content license and royalty fees have increased as a percent of Mobile revenue as a result of content price increases, variation in carrier demand for our products and the change in mix of our product sales. The cost as a percent of revenues decrease for the three months ended September 30, 2006 for Online content and distribution expense as compared to the three months ended September 30, 2005, was primarily due to better monetization of our paid searches, primarily from our own branded Web sites. We anticipate that our Online content and distribution costs will continue to increase in absolute dollars if revenues increase through growth from existing arrangements with our Online distribution partners or we add new Online distribution partners. If Online revenue generated from our distribution partners increases at a greater rate than revenues generated from our own branded Web sites, content and distribution costs as a percent of revenue will increase. We expect that there will be a decline in our content and distribution costs related to our Mobile products and services in 2007 due to the loss of revenue from one of our carrier partners developing direct licensing relationships with the major record labels.

Content and distribution expenses increased by $28.0 million to $135.4 million for the nine months ended September 30, 2006, as compared to $107.4 million for the nine months ended September 30, 2005. The absolute dollar and cost as a percent of revenues increase for the nine months ended September 30, 2006 for Mobile content and distribution expense as compared to the nine months ended September 30, 2005, was primarily attributable to revenue growth from sales of our content and media products to our Mobile customers, in particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenues are greater than our other media download products. The cost as a percent of revenues decrease for the nine months ended September 30, 2006 for Online content and distribution expense as compared to the nine months ended September 30, 2005, was primarily due to better monetization of our paid searches, primarily from our own branded Web sites.

Systems and Network Operations Expenses. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment our staffing, professional service fees, and communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2006 and 2005 are presented below:

	Three Months Ended September 30,		Change from 2005	Nine Months Ended September 30,		Change from 2005
	2006	2005		2006	2005
Systems and Network Operations	$8,391	$5,492	$2,899	$23,379	$14,804	$8,575
Percent of Revenues	8.7%	6.6%	2.1%	8.3%	5.8%	2.5%

Systems and network operations expenses increased by $2.9 million to $8.4 million for the three months ended September 30, 2006 as compared to $5.5 million for the three months ended September 30, 2005. The absolute dollar increase for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily attributable to an increase in software license fees and communication costs of $1.2 million related to growth in our business, an increase of $758,000 in personnel expenses and contractors to augment our staffing, which was the result of additional headcount due to growth in our business, and stock-based compensation expense of $496,000.

Systems and network operations expenses increased by $8.6 million to $23.4 million for the nine months ended September 30, 2006, as compared to $14.8 million for the nine months ended September 30, 2005. The absolute dollar increase for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily attributable to an increase of $3.9 million in personnel expenses and contractors to augment our staffing, which was the result of additional headcount due to growth in our business, stock-based compensation expense of $1.2 million, an increase in software license fees and communication costs of $3.0 million related to growth in our business, and an increase in professional service fees of $730,000. These increases were partially offset by reductions in facilities expenses.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment our staffing, for research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2006 and 2005 are presented below:

	Three Months Ended September 30,		Change from 2005	Nine Months Ended September 30,		Change from 2005
	2006	2005		2006	2005
Product Development Expenses	$12,099	$7,840	$4,259	$33,874	$22,807	$11,067
Percent of Revenues	12.6%	9.4%	3.2%	12.0%	9.0%	3.0%

Product development expenses increased by $4.3 million to $12.1 million for the three months ended September 30, 2006 as compared to $7.8 million for the three months ended September 30, 2005. The absolute dollar increase for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily attributable to an increase of $3.7 million in personnel related expenses and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services, and stock-based compensation of $762,000.

Product development expenses increased by $11.1 million to $33.9 million for the nine months ended September 30, 2006 as compared to $22.8 million for the nine months ended September 30, 2005. The absolute dollar increase for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily attributable to an increase of $9.9 million in personnel related expenses and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services, and $1.9 million of stock-based compensation. The increase for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was partially offset by reductions in professional service fees of $520,000.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology and new products are necessary to remain competitive, and we anticipate that product development expenses will increase in absolute dollars as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment our staffing, and advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2006 and 2005 are presented below:

	Three Months Ended September 30,		Change from 2005	Nine Months Ended September 30,		Change from 2005
	2006	2005		2006	2005
Sales and Marketing Expenses	$12,946	$8,519	$4,427	$35,076	$23,421	$11,655
Percent of Revenues	13.5%	10.2%	3.3%	12.4%	9.2%	3.2%

Sales and marketing expenses increased by $4.4 million to $12.9 million for the three months ended September 30, 2006 as compared to $8.5 million for the three months ended September 30, 2005. The absolute dollar increase for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily attributable to an increase in personnel expenses totaling $2.9 million and $1.4 million of stock-based compensation expense.

Sales and marketing expenses increased by $11.7 million to $35.1 million for the nine months ended September 30, 2006 as compared to $23.4 million for the nine months ended September 30, 2005. The absolute dollar increase for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily attributable to an increase in personnel expenses totaling $6.0 million, $4.0 million of stock-based compensation, and an increase of $1.7 million in marketing and promotional expense.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels, including our branded Web site, Moviso.com, where we provide media products and content directly to consumers.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2006 and 2005 are presented below:

	Three Months Ended September 30,		Change from 2005	Nine Months Ended September 30,		Change from 2005
	2006	2005		2006	2005
General and Administrative Expenses	$13,498	$9,671	$3,827	$40,131	$30,005	$10,126
Percent of Revenues	14.0%	11.6%	2.4%	14.2%	11.8%	2.4%

General and administrative expenses increased by $3.8 million to $13.5 million for the three months ended September 30, 2006 as compared to $9.7 million for the three months ended September 30, 2005. The absolute dollar increase for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily attributable to stock-based compensation expense of $2.1 million, a $1.4 million charge related to a liability incurred as a result of an arbitration decision, and an increase in facilities expenses totaling $607,000. These increases were partially offset by reductions in business taxes.

General and administrative expenses increased by $10.1 million to $40.1 million for the nine months ended September 30, 2006 as compared to $30.0 million for the nine months ended September 30, 2005. The absolute dollar increase for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily attributable to stock-based compensation expense of $6.5 million, $2.2 million related to certain liabilities incurred as a result of arbitration decisions and certain litigation settlements, an increase in personnel related expenses totaling $1.7 million, an increase in recruiting costs of $1.2 million, and an increase in facilities expenses totaling $1.1 million. These increases were partially offset by reductions in business taxes of $1.4 million, reductions in litigation expenses of $872,000, and reductions in bad debt and public relations.

Restructuring. On September 20, 2006, we announced that we had been informed by one of our carrier partners that the customer plans to develop direct licensing relationships with the major record labels beginning in 2007. We expect that these direct relationships will have a material negative impact on our revenues and operating results. As a result, during the three months ended September 30, 2006, we committed to a plan to make operational changes to our business to align costs with expected future revenues. The plan included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Also during September 2006, we initiated a plan to close our office in Hamburg, Germany. During the three and nine months ended September 30, 2006 we recorded a total restructuring charge of $57.8 million, consisting of $44.5 million impairment of intangible assets and goodwill, $5.6 million of expected losses on contractual commitments, $5.3 million employee separation costs (net of stock compensation expense recapture of $1.1 million), primarily severance payments, and $2.4 million in excess facilities and related fixed assets. In future periods, adjustments and additions may be made to the amounts recorded as of September 30, 2006. There were no restructuring charges in 2005. Salaries and other costs are expected to decline in the future as a result of the reduction in our workforce. We may also record approximately $3 million to $4 million in additional pre-tax restructuring charges in the future.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $4.6 million and $11.4 million for the three and nine months ended September 30, 2006, respectively, compared to $2.5 million and $6.2 million for the three and nine months ended September 30, 2005, respectively. Depreciation expense increased primarily as a result of property and equipment recently placed in service related to our redundant data center.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $3.0 million and $10.4 million during the three and nine months ended September 30, 2006, respectively, compared to $3.7 million and $11.6 million during the three and nine months ended September 30, 2005, respectively. The decrease from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 is primarily attributable to intangible assets that reached the end of their estimated useful lives and were accordingly fully amortized. As part of the restructuring, related intangible assets have been assessed for impairment and changes in their useful lives. Any impairment was charged to restructuring costs. The expected future amortization of intangible assets at September 30, 2006 is $1.8 million for the remainder of 2006 and $3.7 million in 2007.

Other Income, Net. Other income, net, primarily consists of interest income, gain from litigation settlements and foreign currency gain (loss).

	Three Months Ended September 30,		Change from 2005	Nine Months Ended September 30,		Change from 2005
	2006	2005		2006	2005
Interest income	$5,399	$3,112	$2,287	$14,176	$7,760	$6,416
Gain on litigation settlement	—	—	—	—	79,297	(79,297)
Foreign currency transaction gain (loss)	(50)	(42)	(8)	(60)	(1,062)	1,002
Other items, net	56	(96)	152	(116)	(29)	(87)

	$5,405	$2,974	$2,431	$14,000	$85,966	$(71,966)

The increase in interest income for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, was primarily attributable to an increase in interest rates. In the nine months ended September 30, 2005, we recorded a gain of $79.3 million in other income from the settlement of several outstanding litigation matters. The gain was based on the receipt of $83.2 million in cash in March 2005, less $3.9 million in legal fees. Partially offsetting this gain was a $934,000 foreign currency transaction loss related to a forward exchange contract we entered into in December 2004 in connection with a business acquisition.

Provision for Income Taxes. We recorded a benefit for income taxes of $11.7 million and $8.3 million for the three and nine months ended September 30, 2006, respectively. We recorded an income tax benefit of $451,000 and an income tax expense of $1.9 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2006, the benefit for income taxes includes U.S. federal tax, U.S. federal alternative minimum tax (“AMT”), state, and international taxes. For 2005, the provision for income taxes included AMT, state, and international taxes. Due to our restructuring charge, we expect to record a tax benefit for U.S. federal, AMT, state, and international taxes for the remainder of 2006. In 2005, we recorded an income tax benefit of $23.5 million, primarily due to a $25.0 million tax benefit recorded in the fourth quarter of 2005 from the realization of a deferred tax asset related to a portion of our net operation loss carryforwards.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and marketable investments of $411.0 million, consisting of cash and cash equivalents of $172.6 million and short-term investments available-for-sale of $238.5 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Operating lease commitments, net of sublease income	$1,927	$7,493	$5,201	$6,831	$6,695	$11,037	$39,184

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At September 30, 2006, the total amount of collateral pledged under these agreements was $4.3 million.

Cash Flows

Net cash provided by operating activities consists of net income (loss) offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$48,697	$135,071
Net cash used by investing activities	(34,046)	(50,088)
Net cash provided (used) by financing activities	4,893	(52,695)

Net increase in cash and cash equivalents	$19,544	$32,288

Net cash provided by operating activities was $48.7 million for the nine months ended September 30, 2006, consisting of our net loss of $42.7 million, an increase in our operating assets and liabilities of $10.8 million, consisting of decreases in accounts receivable, prepaid expenses, and other current assets and increases in accounts payable, accrued expenses and other current and long-term liabilities and deferred revenue. Also increasing our operating cash were primarily adjustments not affecting cash flows provided by operating activities of $93.2 million, consisting of restructuring, depreciation, amortization, and stock-based compensation expense. These increases were partially offset by a $9.6 million change not affecting cash flows provided by operating activities in deferred income taxes and changes in our operating assets and liabilities of $3.0 million, consisting of increases in other long-term assets and other receivables.

Net cash provided by operating activities was $135.1 million for the nine months ended September 30, 2005, consisting of our net income of $121.4 million, which includes a $79.3 million net gain from a legal settlement, an increase in our operating assets and liabilities of $17.0 million, consisting of a decrease in notes and other receivables and an increase in accounts payable, and adjustments not affecting cash flows provided by operating activities of $18.2 million, consisting of depreciation and amortization and bad debt expense. Partially offsetting the increase are changes in our operating assets and liabilities of $20.0 million primarily consisting of increases in accounts receivable, and prepaid expenses and other current assets and decreases in accrued expenses, deferred revenue, and other liabilities, and adjustments not affecting operating cash flows of $1.6 million primarily consisting of deferred tax liabilities.

Net cash used by investing activities totaled $34.0 million for the nine months ended September 30, 2006, primarily consisting of $18.5 million used to purchase property and equipment and the net increase in short-term investments of $15.7 million.

Net cash used by investing activities totaled $50.1 million for the nine months ended September 30, 2005, primarily consisting of $26.4 million used for our acquisition of elkware, $11.8 million used to purchase property and equipment, and the net purchase of short-term and long-term investments of $7.7 million.

Net cash provided by financing activities totaled $4.9 million in the nine months ended September 30, 2006 and consisted of cash proceeds from the exercise of stock options and from sales of shares through our employee stock purchase plan.

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

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters or claims. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions may use a portion of our cash and marketable investments. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Stock Repurchase Program

On May 30, 2006, our Board of Directors approved a stock repurchase plan whereby we are authorized to purchase up to $100 million of our common stock during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. We did not purchase any shares during the nine months ended September 30, 2006. Under a previous repurchase plan authorized on May 13, 2005, which expired May 12, 2006, we purchased 2,633,002 shares in open-market transactions during 2005 at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for our first fiscal year beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine what effect its adoption on January 1, 2007 will have on our financial position, cash flows, and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of implementation. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier implementation encouraged. We do not believe that our implementation of SAB No. 108 will have an effect on our financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 will have on our financial position, cash flows, and results of operations.

Item 3.  —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2006 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

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

We rely on our relationships with distribution partners, including mobile operators, Web portals and software application providers, for distribution of our products and services. We generated approximately 50%, 52%, and 51% of our total revenues through relationships with our top five distribution partners for the third, second, and first quarters of 2006, respectively. We cannot assure you that these relationships will continue or result in benefits to us that outweigh the cost of the relationships. One of our biggest challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. In particular, our mobile operator distribution partners may at any time seek financial or competitive advantages by licensing content directly from our content providers, particularly the four major record labels, thereby reducing or eliminating the need for our products and services related to such content. We recently announced that one of our major mobile customers has informed us that it plans to develop direct licensing relationships with the major record labels beginning in 2007. We anticipate that the direct relationships to be developed by this mobile customer will have a material negative impact on our revenues and operating results. In addition, other distribution partners, including our other mobile distribution partners, may create their own products and services or also seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our continuing distribution partners, our financial results would be materially adversely affected.

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

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our major search content providers, we may not be able to continue to provide content to such distribution partners, we may be liable to such content providers for certain damages they may suffer, and the content provider may terminate its agreement with us. Certain of our search content providers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major content providers give such content providers the ability to terminate their agreements with us immediately in the case of certain breaches, regardless of whether such breaches could be cured.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that concentration will continue in the foreseeable future. Our top five customers represented approximately 86%, 85%, and 84% of our revenues in the third, second, and first quarters of 2006, respectively. Cingular Wireless, Google and Yahoo! each accounted for more than 10% of our revenues in the three month period ended September 30, 2006. Our principal agreements with these customers expire in 2006, 2009 and 2008, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms.

If any of our top customers significantly reduces or eliminates the content or services it receives from us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer. For example, we recently announced that one of our mobile customers has informed us that it plans to develop direct licensing relationships with the major record labels beginning in 2007. Although this mobile content customer can continue to receive, or reduce further, the mobile content and services it receives from us under our existing agreements, we expect that the loss of the labeltones content portion will have a material negative impact on our revenues and operating results.

Our strategic direction is evolving, including through our restructuring, which could negatively affect our future results.

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. Since 2003, we have focused on our search, directory, and mobile products and services. We continue to evaluate opportunities in a rapidly evolving market. We plan to leverage our intellectual capital and core competencies to focus more on mobile applications, products and services. As part of this plan, in early 2006, we realigned our operations to a functional organization structure, eliminating the separate business units of Mobile and Search & Directory. We recently announced that one of our mobile customers has informed us that it plans to develop direct licensing relationships with the major record labels beginning in 2007. In light of this announcement, we plan to continue building on our strong foundations in mobile technology and online discovery, including leveraging our search and directory technology and applications for mobile devices, but have suspended investments in developing or obtaining more mobile content and certain new mobile distribution channels, including our direct to consumer online web site, Moviso.com. These changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for products and services, and other factors described in this section, and may have a material negative impact on our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures as well as other steps to reduce expenses. We recently announced a restructuring plan that includes the elimination of approximately 250 positions taking place over time through mid-2007 and the recording of pre-tax restructuring charges of $57.8 million as part of our effort to align costs with expected future revenues that will be negatively impacted by one of our mobile distribution partners developing direct licensing relationships with the major record labels. Effecting this or any such restructuring will likely place significant strains on management and our operational, financial, employee and other resources. In addition, any such restructuring could impair our development, marketing, sales and customer support efforts or alter our product development plans. Our suspension of investment in developing or obtaining new content may also negatively impact our relationships with our mobile operator distribution partners who may decide to obtain content or services from other sources offering a more complete mobile content and services package.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We incurred net losses on an annual basis from our inception through December 31, 2003. For the nine months ended September 30, 2006, we recorded a loss of $42.7 million. As of September 30, 2006, we had an accumulated deficit of $1.1 billion. We may incur net losses in the future including from the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or stock option expensing. While we achieved profitability in each of the twelve fiscal quarters ending on June 30, 2006 and on an annual basis for the years ended December 31, 2005 and 2004, we incurred a net loss of $46.7 million during the third quarter of 2006 due primarily to costs associated with our recently announced restructuring plan. There can be no assurance that we will be able to regain profitability on a quarterly or annual basis or, if regained, to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution or content relationships, such as by distribution partners licensing content directly from content providers;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	increased costs related to investments for new initiatives, including new products and services and new distribution channels;

•	additional restructuring charges we may need to incur in the future;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of the new accounting standard in 2006 that requires us to expense the fair value of our employee stock options and other equity awards;

•	the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely affect our ability to continue to acquire content and distribute our products and services, or the ability of our content providers or distribution partners to continue to provide us with their content or distribute our products and services or increase our potential liability;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenue or expense matters;

•	litigation expense, including settlement claims;

•	the adoption of new regulations or accounting standards; and

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our search, directory and mobile products and services are in young industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	retain and expand our existing mobile operator arrangements, or maintain or expand amount of products and services provided to them under such arrangements, or expand into new distribution channels;

•	attract and retain distribution partners for our search and directory services;

•	attract and retain content partners;

•	manage our growth, control expenditures and align costs with revenues; and

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	alternatives to access the Internet or mobile devices;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries.

If we do not effectively address the risks we face, we may not be able to achieve profitability.

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

We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. Further, our musical composition and other media licenses for the creation of mobile content consisting of ringtones generally require royalty payments on a “most favored nation” basis, which requires us to pay the highest royalty paid to any licensor to all such licensors. In the future, some of our content providers may not give us access to important content or may increase the royalties, fees or percentages that they charge us for their content, which could have a material negative effect on our operating results. Also, our agreements with the four major record labels for ringtones, which comprise a significant portion of our mobile business revenues, typically have terms of one year or less. If we fail to enter into or maintain satisfactory arrangements with content providers, particularly with our major content providers, our ability to provide a variety of products and services to our customers could be severely limited, which would have a material negative effect on our operating results. Also, even if we maintain agreements with our major content partners, such partners may directly contract with our distribution partners as well, reducing the demand by our distribution partners for content coming through us. Additionally, our content license and royalty fees will increase to the extent that our revenues related to such products and services increase and may increase as a percent of revenues as a result of price competition and carrier demand for our products and services and the mix of our product sales.

We rely on a complex royalty calculation process to estimate our royalty liability and have been and are continuously subject to audits by our content providers and partners. If substantial errors are found in estimating our royalty obligation, it could subject us to significant liability to the affected content provider or distribution partner and have an adverse effect on our financial results.

Our agreements with some of our major customers contain minimum revenue or minimum service level requirements that we must meet in order to avoid reduction in payments from such customers.

Under our agreements with some of our major customers, we are required to generate a minimum amount of revenue. If we do not reach these minimums, we may be required to compensate our customer for the difference between the guarantee and the shortfall. If such shortfall is substantial, it could have a material adverse effect on our financial results.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On November 3, 2006, the closing price of our common stock was $19.85. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom, except our chief executive officer, are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives. Additionally, our recently announced reduction of approximately 250 positions through mid-2007 as the result of our restructuring could place significant strain on many of the remaining employees, including key employees, as well as create uncertainty about their and our future prospects. Also, some employees scheduled to be terminated may decide to terminate their employment before their scheduled termination by us, creating additional strain and uncertainty on the remaining employees. If we are unable to retain the services of the remaining key employees, or if employees who are key during some aspects of the restructuring but who are scheduled to be terminated leave before their scheduled termination by us, it could increase the potential effects of the restructuring on our development, sales and customer support efforts or alter our product development plans.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Additional realignments of resources, reductions in workforce, including the recently announced reduction in workforce of approximately 250 positions through mid-2007, or other future operational decisions could create an unstable work environment and may have a negative effect on our ability to retain and motivate employees.

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

Our success depends, in part, on the performance, reliability and availability of our services. We have data centers in Seattle and Bellevue, Washington; Los Angeles, California; Waltham, Massachusetts; and Papendrecht, The Netherlands. Although we have completed our disaster and redundancy planning for certain of our business-critical systems so that some are now redundant across two physical locations, we have not yet completed our disaster recovery and redundancy planning for others. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, our systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

In addition to patent claims, third parties may make claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights.

If we were to discover that our products violated or potentially violated third-party proprietary rights, including those third-party proprietary rights that came about due to decisions and other changes regarding a person’s or entity’s proprietary rights discussed above, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate such third party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms. Any third-party infringement claims against us could result in costly litigation or liability and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements.

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet, which could have a negative material impact on our financial results.

Most of our revenues from our search and directory business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the content provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be a large percentage of clicks for which it needs to pay for but that do not result in the intended objectives for such advertiser, the advertiser may reduce or eliminate its advertisements through the content provider that provided the commercial search result to us. This leads to a loss of revenue to our content providers and consequently to fewer fees paid to us.

If we fail to detect invalid click activity, we could lose the confidence of advertisers and of our content providers, which could cause our business to suffer.

Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or when a competitor of the advertiser clicks on the advertiser’s search result to increase the advertising expense of the advertiser. Some of this invalid click activity is sometimes referred to as “click fraud.” When such invalid click activity is detected, content providers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners’ Web properties or our own Web sites, our content providers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the content provider pays us. If we or our content providers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the content provider because such invalid clicks do not generate quality traffic to such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could also lead to a loss of advertisers and revenue to our content providers and consequently to fewer fees paid to us. Additionally, if we are unable to detect and stop invalid click activity that may originate from our own Web sites or the Web properties of our distribution partners, our content providers may impose restrictions on our ability to provide their commercial search results on our own Web sites or to our current and future distribution partners, which could have a material negative impact on our financial results. Although we and our content providers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity, including new types of invalid click activity that may appear.

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
Allen M. Hsieh
Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2006

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