Form 10-K
period 2006-12-31
INFOSPACE INC
filed 2007-02-23
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $.0001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant outstanding as of June 30, 2006, based upon the closing price of Common Stock on June 30, 2006 as reported by Nasdaq, was $575.0 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2007, 31,469,062 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for May 14, 2007 (the “Proxy Statement”).

ITEM 1.	Business

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our future business plans and growth strategy, including our recently announced restructuring and planned reduction of our mobile media content product offerings;

•	the expected demand for and benefits of our online and mobile products and services for our customers and distribution partners;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated benefits from the business and technologies we have acquired or intend to acquire;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding employee hiring and retention, including anticipated reductions in force and headcount;

•	statements regarding the future payment of dividends;

•	anticipated revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules, including the impact on deferred tax benefits;

•	statements regarding use of cash, cash needs and ability to raise capital; and

•	statements regarding potential liability from contractual relationships.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the wireless and Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under Item 1A, “Risk Factors” and elsewhere in this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a developer of tools and technologies that assist consumers with finding content and information on the Internet or mobile phone. We use our technology, including metasearch, to power our own branded Web sites and provide private-label online search and directory services to distribution partners. In addition, our mobile applications provide programming and sales opportunities to our mobile carrier partners, while providing consumers with relevant mobile functionality and mobile media content, including ringtones, graphics, and games. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate offices are located in Bellevue, Washington. We also have facilities in Los Angeles, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; and Papendrecht, The Netherlands. Our common stock is listed on the Nasdaq Stock Market under the symbol “INSP.”

In September 2006, we announced that we had been informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007. We anticipated that such direct relationships between the carrier and content providers would have a material negative impact on our revenues and operating results. As a result, during September 2006, we committed to a plan to make operational changes to our business to align operational focus and costs with expected future revenues. The plan included a reduction in our workforce and consolidation of our facilities. We also suspended investment in mobile media content initiatives and, accordingly, intend to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007 by eliminating certain products including, but not limited to, ringtones, graphics and games. We will continue to operate our two business units: Online, comprised of our search and directory properties as well as our private label distribution service and Mobile services, including portal, storefront, messaging, and mobile search.

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

ONLINE

Our Online search and directory services enable Internet users to locate information, merchants, individuals and products online. We offer search and directory services through our branded Web sites, Dogpile.com, Switchboard.com, InfoSpace.com, Webcrawler.com, MetaCrawler.com, and Zoo.com, as well as through the Web properties of distribution partners. Partner versions of our search and directory services are generally private-labeled and delivered with each distribution partner’s unique requirements. See Note 10—Business Unit Disclosures in the Notes to Consolidated Financial Statements (Item 8, of Part II of this Report) for further discussion.

Our search offerings differ from most other mainstream search services in that they provide “metasearch” technology that selects results from several search engines, including Google and Yahoo!, among others. We offer search services through our own Web sites, as well as through the Web properties of distribution partners including Akarl, Cablevision, Info.com, Verizon Online, WhenU, and others.

Our directory services include online yellow and white pages services. InfoSpace directory properties help Internet users find local and national merchants and individuals in North America. We offer directory services through our branded Web sites, such as Switchboard.com and InfoSpace.com, as well as through distribution partner relationships. We obtain the underlying directory listings primarily through our relationships with Yellowpages.com and Verizon.

We compete against other providers of Web search services, major Internet portals and Web-based directories. We also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

MOBILE

Our Mobile business delivers data technology solutions, consulting and management services for the mobile operator market, including portal, storefront, search and messaging solutions. Additionally, we provide mobile media content products, including ringtones, graphics and games, to subscribers of our Mobile customers. However, we plan to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers. As of December 31, 2006, we had relationships with many leading mobile operators, including Cingular Wireless, T-Mobile, Virgin Mobile US, Verizon Wireless, and Virgin Mobile UK. See Note 10—Business Unit Disclosures in the Notes to Consolidated Financial Statements (Item 8, of Part II of this Report) for further discussion.

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

International Operations

We currently maintain facilities in the United States, the United Kingdom, and The Netherlands.

We have historically generated most of our revenues from customers in the United States. Revenue generated in the United States accounted for 96% in 2006, 93% in 2005, and 93% in 2004 of our total revenues in those years.

Revenue Sources

Our revenues are derived from products and services delivered to our customers and distribution partners across our two businesses, Online and Mobile. We derive a significant portion of our revenue from a small number of customers and we expect that this concentration will continue in the foreseeable future. Cingular Wireless, Google, and Yahoo! each accounted for more than 10% of our revenues in 2006.

Online Revenue:    We generate revenues from our Web search and directory services when an end user of our services generates a paid search at our Web site. We also generate revenues from paid searches through a distribution partner’s Web property. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to us by our customer content providers. We also generate advertising revenues by selling banner, button and text-link advertisements based on cost per search or page view, which are recognized when the services are delivered.

Mobile Revenue:    We earn revenues typically through agreements with mobile operators for various services, which include subscriber usage, hosting and maintenance services, and professional services, as well as for the delivery of mobile media content products, such as ringtones, graphics and games. We recognize subscriber usage revenues based on a fee per user or per usage by the end user. We recognize revenue from hosting services and maintenance of such services in the period in which the service is provided. We sometimes earn one-time user set-up fees, which are generally amortized over the term of the customer contract. We recognize revenues from professional services in the period in which the work is completed and accepted by the customer. We recognize revenue from our mobile media content product when it is delivered.

Product Development

We believe that our technology is essential to successfully implement our strategy of expanding and enhancing our products and services and maintaining the attractiveness and competitiveness of our products and services. Product development expenses were $46.3 million in the year ended December 31, 2006, $31.2 million in the year ended December 31, 2005, and $23.1 million in the year ended December 31, 2004.

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

MetaCrawler License Agreement.    We hold an exclusive, perpetual worldwide license, subject to certain limited exceptions, to the MetaCrawler intellectual property and related search technology from the University of Washington, which we use in our web search services.

Competition

We operate in the online search and directory markets and mobile services and media markets, which are extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have. We believe that the primary competitive factors in the market for online and mobile services are:

•

our customers going direct to our distribution partners or our third party content providers, such as our recent announcement that one of our mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007;

•	the ability to meet the specific information and service demands of a particular Web property, mobile device or platform;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers, subscribers and other end users;

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web property, mobile device or platform; and

•	the ability to meet the needs of mobile operators and other major customers and distribution partners.

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

Governmental Regulation

Because of the increasing use of the Internet and wireless devices, U.S. and foreign governments have adopted or may in the future adopt laws and regulations relating to the Internet or use of wireless devices, addressing issues such as consumer protection, user privacy, security, pricing, age verification, content, taxation, copyrights and other intellectual property, distribution, advertising and product and services quality.

Recent concerns regarding Internet and wireless device user privacy have led to the introduction of U.S. federal and state legislation to protect user privacy and data security. Existing federal laws regarding user privacy that we may be subject to include the Children’s Online Privacy Protection Act, which regulates the online and, in some interpretations, wireless collection of personal information from children under 13, and the Gramm-Leach-Bliley Act, which regulates the collection and processing of personal financial information as well as imposes information security obligations. In addition, the Federal Trade Commission (the “FTC”) has initiated investigations and hearings regarding Internet user privacy and data security, which could result in rules or regulations that could adversely affect our business. Various states have likewise sought to regulate consumer protection, advertising, privacy and data security in ways that may affect the collection, use and disclosure of information. For example, California has passed several laws relating to the collection, storage and distribution of personal information, requiring in part the posting of a privacy policy and disclosure of how information is shared with third parties for marketing purposes as well as obligating businesses to secure such information. We could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, to distribute or collect user information or impose new data security costs on us.

Countries outside of the United States may have more restrictive privacy laws. The European Union, for example, strictly regulates the collection, use and transfer of personal information of European residents. Further, information lawfully collected in the European Union may not be transferred for processing outside Europe to a country that lacks adequate protections. The European Union has deemed the U.S. to lack such protections and transfers of personal information gathered in Europe to the United States are only permitted under limited circumstances. Other countries such as Canada follow models similar to the European Union albeit without express prohibitions on data export. These and similar restrictions may limit our ability to collect and use information regarding Internet users in those countries.

We may be subject to provisions of the Federal Trade Commission Act and similar state laws that regulate consumer protection and advertising in all media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The FTC and various state attorneys general have recently brought actions charging deceptive advertising via the Internet and may actively monitor Internet advertising. The United States and various individual states have also enacted restrictions on advertising through other media. For example, in the United States, the Telephone Consumer Protection Act, “Do Not Call” legislation and similar state laws regulate the manner in which we may advertise goods and services via telephones and facsimiles. Also, with respect to our tournament games, most states regulate the provision of prizes for mobile games or other contests, and other states may adopt similar regulations.

Other countries similarly regulate direct and indirect marketing. For example, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags as well as the sending of unsolicited communications. Also, like the United States, the members of the European Union and other countries each may have localized consumer protection, advertising, and privacy related legislation that may impose additional costs or limit our ability to conduct business in such regions and elsewhere.

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

Employees

As of January 31, 2007, we had approximately 530 employees. None of our employees are represented by a labor union and we consider employee relations to be positive. There is significant competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Executive Officers and Directors of the Registrant

The following table sets forth certain information as of February 16, 2007 with respect to our executive officers and directors:

Name	Age	Position
James F. Voelker	55	Chairman, Chief Executive Officer and President
Allen M. Hsieh	46	Chief Financial Officer
Brian T. McManus	49	Executive Vice President—Online
Steven L. Elfman	51	Executive Vice President—Mobile
R. Bruce Easter, Jr.	49	Senior Vice President, General Counsel and Secretary
John E. Cunningham, IV	49	Director
Jules Haimovitz	56	Director
Richard D. Hearney	67	Director
Lewis M. Taffer.	59	Director
George M. Tronsrue, III	50	Director
Vanessa A. Wittman	39	Director

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

Allen M. Hsieh was appointed Chief Financial Officer in November 2006, after serving as interim Chief Financial Officer from April 2006 to October 2006. Mr. Hsieh joined us in June 2003 as Chief Accounting Officer and Vice President Financial Operations. From February 2000 to March 2003, he served as Vice President Finance at Terabeam Corp., a provider of fiberless optics communications. Prior to Terabeam he served in various positions at PricewaterhouseCoopers LLP, a big four accounting firm, from July 1985 to February 2000, the last two years as a partner in their accounting and auditing practice.

Brian T. McManus was appointed Executive Vice President—Online in October 2006, after serving as Executive Vice President Sales and Business Development from January 2006 to October 2006. He also served as Executive Vice President, Search and Directory from April 2003 to January 2006. From April 2000 to October 2002, he served as Vice President of Corporate Development at Internet service provider Epoch Internet.

Steven L. Elfman was appointed Executive Vice President—Mobile in October 2006, after serving as Executive Vice President, Technology and Operations and Managing Director of Europe from August 2005 to October 2006. He also served as Vice President-Mobile Operations from November 2004 to July 2005, and as Chief Technology Officer and Vice President-Engineering and Operations from July 2003 to November 2004. From May 2003 to July 2003, he was a consultant at Accenture Ltd., a consulting company. From September 2001 to May 2003, Mr. Elfman served as Executive Vice President of Operations at Terabeam Corp., a provider of fiberless optics communications.

R. Bruce Easter, Jr. joined us in December 2006 as Senior Vice President, General Counsel and Secretary. From February 2003 to December 2006, he served as General Counsel for Seattle Northwest Securities Corporation, an investment banking firm. From January 1995 through December 1999, he served as Vice President and General Counsel at NEXTLINK Communications.

John E. Cunningham, IV has served as a director of InfoSpace since July 1998. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P., a private equity investment partnership, since February 1998. Since January 2004, he has served as a board member of Citel Technologies, Inc., a telecommunications company, and also served as its non-executive chairman from January 2004 to July 2006. From April 1995 until February 2003, he served as President of Kellett Investment Corporation, an investment fund for private companies.

Jules Haimovitz was appointed as a director in October 2005. Since July 2002, Mr. Haimovitz has served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., a wholly-owned subsidiary, Executive Consultant to the CEO, and Chair of the Library Task Force. Mr. Haimovitz is a director of Blockbuster, Inc., a provider of in-home movie and game entertainment.

Richard D. Hearney has served as a director since September 2001. General Hearney served as President and Chief Executive Officer of Business Executives for National Security, an organization focusing on national security policy, from December 2000 to April 2002.

Lewis M. Taffer has served as a director since June 2001. Since March, 2006, Mr. Taffer has served as an Operating Advisor at Pegasus Capital Advisors. Since May 2006, he has served as a director and Senior Vice President at iGPS Company LLC, a provider of RFID (radio frequency identification)-tagged plastic pallet rental systems and an affiliate of Pegasus Capital Advisors. Since January 2005, he has been an independent management consultant. From January 2004 to January 2005, Mr. Taffer served as Executive Vice President, Acquisition Marketing of America Online. From May 2001 through December 2003, Mr. Taffer was an independent consultant specializing in marketing, business development and strategic partnerships.

George M. Tronsrue, III was appointed as a director in February 2003. Since March 2004, Mr. Tronsrue has served as Co-Manager of Jericho Fund, LLC, an investment and consulting company. From January 2000 to March 2004, Mr. Tronsrue served as Chairman and Chief Executive Officer of Monet Mobile Networks Inc., a wireless Internet service provider. Monet Mobile filed for Chapter 11 bankruptcy protection in March 2004.

Vanessa A. Wittman was appointed as a director in April 2003. From March 2003 to December 2006, Ms. Wittman served as Executive Vice President and Chief Financial Officer of Adelphia Communications Corporation, a cable television company. From February 2000 to March 2003, Ms. Wittman served as Chief Financial Officer of broadband network services provider 360networks, Inc.

ITEM 1A.    Risk Factors

RISKS RELATED TO OUR BUSINESS

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our products and services, the loss of which would have a material adverse effect on our financial results.

We rely on our relationships with distribution partners, including mobile operators, Web portals and software application providers, for distribution of our products and services. We generated approximately 51% of our total revenues through relationships with our top five distribution partners for the year ended December 31, 2006. We cannot assure you that these relationships will continue or result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. In September 2006, we announced that one of our major mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007. We anticipate that the direct relationships to be developed by this mobile customer and our substantial reduction of our mobile media content product offerings will have a material negative impact on our revenues. In addition, other distribution partners, including our other mobile distribution partners, may create their own products and services or also seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

Our mobile operator distribution partner agreements generally come up for renewal on an annual basis, and our agreements with most of our online search and directory distribution partners come up for renewal in 2007 and 2008. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. In particular, we are experiencing pricing pressure in our mobile business, and competition is increasing for consumer traffic in the search and directory markets. We anticipate that the cost of our content for our revenue sharing arrangements with our search distribution partners will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

Failure by us or our search distribution partners to comply with the requirements imposed by our search content providers relating to the distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the content provider to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our major search content providers, we may not be able to continue to provide content to such distribution partners, we may be liable to such content providers for certain damages they may suffer, and the content provider may terminate its agreement with us. In the past, certain of our search content providers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major content providers give such content providers the ability to terminate their agreements with us immediately in the case of certain breaches, regardless of whether such breaches could be cured.

Additionally, agreements with our search content providers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require the rights we grant to our search distribution partners to be modified to comply with such amendments or interpretations. The agreements with our search distribution partners generally provide that we may modify the rights we grant to them to avoid being in conflict with the agreements with our search content providers. For example, recent changes by some of our search content providers such as Google and Yahoo! to their approval processes and guidelines with respect to downloadable applications through which content is provided to end users have resulted in some of our search distribution partners changing the manner in which they distribute their downloadable applications to end users to meet the new approval processes and guidelines. Other distribution partners have not been able to meet the new guidelines, and as a result we no longer provide the applicable content or any content, as the case may be, to such distribution partners or certain of their downloadable applications. Also, our search content providers have approval processes with respect to the redistribution of their content by our distribution partners. Some of our distribution partners that redistribute such content have not complied with such approval processes, and we no longer provide the applicable content to such partners or such partners no longer redistribute the content. If our search content providers impose additional restrictions, some of our distribution partners may be required to make changes to the manner in which they distribute their downloadable applications or may be required to cease redistributing the content. If such distribution partners are unable to meet the new restrictions, we may need to terminate our agreement with such distribution partners or no longer provide the applicable content to such partners.

The loss or reduction of content that we can make available to our distribution partners, as well as the termination of distribution or content provider agreements, as described above, could have a material adverse effect on our financial results.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that concentration will continue in the foreseeable future. Our top five customers represented approximately 85%, 81%, and 82% of our revenues in 2006, 2005, and 2004, respectively. Cingular Wireless, Google and Yahoo! each accounted for more than 10% of our revenues in 2006. Our principal agreements with these customers expire in 2007, 2009 and 2008, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms.

If any of our top customers significantly reduces or eliminates the content or services it receives from us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer. For example, in September 2006, we announced that one of our mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007. Although this mobile customer can continue to receive, or reduce further, the mobile content and services it receives from us under our existing agreements, we expect that the loss of the labeltones content portion will have a material negative impact on our revenues.

If our content providers or distribution partners disagree with our estimate of our royalty liability, it could expose us to significant liability and adversely impact our financial results.

Under our agreements with content providers, we calculate our royalty liability based on inputs from various sources of data and have been and are continuously subject to audits by our content providers and distribution partners. If our content providers disagree with the royalty amounts we have calculated that are due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a content provider or distribution partner prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected content provider or distribution partner and have an adverse effect on our financial results. As we announced in January 2007, one of our content providers, EMI Entertainment World, Inc.

(“EMI”), recently instituted litigation against us due to a disagreement, among other things, over the amount of royalties due to them from the content they provide. Although we believe that EMI’s claims are without merit and that we have meritorious defenses to them and intend to vigorously defend the suit, there can be no assurance that we will prevail or that other content providers will not also disagree with the royalty amount due to them and initiate their own litigation, which could have a material adverse effect on our financial results.

Our agreements with some of our major customers contain minimum performance commitments or minimum service level requirements that we must meet in order to avoid reduction in payments from such customers.

Under our agreements with some of our major customers, we are required to generate a minimum amount of revenue. If we do not reach these minimums, we may receive reduced revenues from our customers or we may be required to compensate our customer for the difference between the minimum and the shortfall. If such shortfall is substantial, it could have a material adverse effect on our financial results.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. Since 2003, we have focused on our search, directory, and mobile products and services. We continue to evaluate opportunities in a rapidly evolving market. In September 2006, we announced that one of our mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007. In light of that announcement, we plan to continue building on our foundations in mobile technology and services and online discovery, including leveraging our search and directory technology and applications for mobile devices. However, we have suspended investments in developing or obtaining more mobile content and certain new mobile distribution channels, including our direct to consumer online web site, Moviso.com, and we plan to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007. These changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for products and services, and other factors described in this section, and may have a material negative impact on our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures as well as other steps to reduce expenses. In September 2006, we announced a restructuring plan that includes the elimination of approximately 250 positions taking place through mid-2007 and the recording of restructuring charges of $62.3 million as part of our effort to align costs with expected future revenues. Effecting this or any such restructuring will likely place significant strains on management, our employees, and our operational, financial, and other resources. In addition, any such restructuring could impair our development, marketing, sales and customer support efforts or alter our product development plans. Our suspension of investment in developing or obtaining new content and our ongoing process of substantially reducing our mobile media content product offerings may also negatively impact our relationships with our mobile operator distribution partners who may decide, prior to our product offering reduction, to obtain content or services from other sources offering a more complete mobile content and services package. Such effects could have a more immediate negative impact on our financial results.

We have identified a material weakness in our internal controls as of December 31, 2006 that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Based on an evaluation of our disclosure controls and procedures as of December 31, 2006, our management has concluded that such disclosure controls and procedures were not effective as of such date due to the existence of a deficiency in the operation of our internal accounting controls, which constituted a material weakness in our internal control over financial reporting. As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified deficiency pertained to controls which were not adequately designed to ensure proper accounting and disclosure of deferred income taxes. These ineffective controls resulted in adjustments to our previously reported unaudited financial results as of, and for the quarter and full year ended, December 31, 2006.

Because of this material weakness, there is risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. We are currently in the process of designing and implementing control procedures to remediate the material weakness. We cannot guarantee, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

While we achieved profitability in each of the twelve fiscal quarters ending on June 30, 2006, in the fourth quarter of 2006, and on an annual basis for the years ended December 31, 2005 and 2004, we incurred net losses on an annual basis in 2006 and from our inception through December 31, 2003 and in the third quarter of 2006. For the year ended December 31, 2006, we recorded a loss of $15.1 million. As of December 31, 2006, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to regain profitability on a quarterly or annual basis or, if regained, to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution or content relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services and new distribution channels;

•	additional restructuring charges we may need to incur in the future;

•	litigation expense including settlement claims;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of the accounting standard in 2006 that requires us to expense the fair value of our employee stock options and other equity awards;

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

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenues or expenses;

•	the adoption of new regulations or accounting standards; and

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar.

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

Most of our revenues from our search and directory business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the content provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be a large percentage of clicks for which it needs to pay, but that do not result in the intended objectives of such advertiser, the advertiser may reduce or eliminate its advertisements through the content provider that provided the commercial search result to us. This leads to a loss of revenue to our content providers and consequently to fewer fees paid to us. The content provider may also suspend or terminate our ability to provide its content through such distribution partners. The payment of fewer fees paid to us or the inability to provide content through such distribution partners could have a material negative effect on our financial results.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our search, directory and mobile products and services are in young industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	retain and expand our existing mobile customer arrangements, or maintain or expand amount of products and services provided to them under such arrangements, or expand into new mobile services markets;

•	attract and retain distribution partners for our search and directory services;

•	attract and retain content partners;

•	manage our growth, control expenditures and align costs with revenues; and

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	alternatives to access the Internet or mobile devices;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries.

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

Further, our musical composition and other media licenses for the creation of mobile content consisting of ringtones generally require royalty payments on a “most favored nation” basis, which requires us to pay the highest royalty paid to any licensor to all such licensors. Also, our agreements with the four major record labels for ringtones, which comprise a significant portion of our mobile business revenues, typically have terms of one year or less. As part of our September 2006 restructuring plans, however, we intend to substantially reduce our role as a provider of mobile content; accordingly, these content agreements are expected to have less of an impact on our financial results going forward.

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

Although we and our content providers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity, including new types of invalid click activity that may appear. From time to time, some of our search content providers may notify us that poor quality traffic may be originating from one of our distribution partners. Although the poor quality traffic may be due to factors other than invalid click activity, if we are unable to resolve or determine what factor may be creating the poor quality traffic, we may terminate our agreement with such distribution partner or stop providing content to such distribution partner from the partner that notified us of such traffic in an attempt to maintain the confidence of our content provider and their advertisers in the overall quality of our traffic.

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

•	the dilutive effect on earnings per share as a result of incurring operating losses and the amortization of acquired intangible assets for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our customers or those of the acquired companies, or breaching a significant or material contract due to the consummation of the acquisition;

•	impairing relationships with our employees or those of the acquired companies;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner or at all; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On February 16, 2007, the closing price of our common stock was $23.19. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

In addition, the stock market in general, and the Nasdaq Stock Market and the market for Internet and technology company securities in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price. Our stock has been subject to such price and volume fluctuations in the recent past. Often, class action litigation has been instituted against companies after periods of volatility in the overall market and the price of such companies’ stock. If such litigation were to be instituted against us, even if we were to prevail, it could result in substantial cost and diversion of management’s attention and resources.

If we are unable to retain our key employees, we may not be able to successfully manage our business.

Our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom, except our chief executive officer, are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives. Additionally, our recently announced reduction of approximately 250 positions, to occur through mid-2007 and related to our restructuring, could place significant strain on many of the remaining employees, including key employees, as well as create uncertainty about their and our future prospects. We recently instituted a restricted stock unit program aimed at retaining employees who were not scheduled for termination. However, there can be no assurance that this or any other retention program we initiate will be successful at retaining employees, including key employees. Also, some employees scheduled to be terminated may decide to terminate their employment before their scheduled termination by us, creating additional strain and uncertainty on the remaining employees. If we are unable to retain the services of the remaining key employees, or if employees who are key during some aspects of the restructuring but who are scheduled to be terminated leave before their scheduled termination by us, it could increase the potential effects of the restructuring on our development, sales and customer support efforts or alter our product development plans.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, including our recently announced reduction in workforce of approximately 250 positions to occur through mid-2007, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain and motivate employees.

In light of current market and regulatory conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options and other equity-based awards to recruit technology professionals and senior level employees. Our stock options, which typically vest over a two-, three- or four-year period, are one of the means by which we have historically attempted to motivate long-term employee performance. Beginning in 2006, the accounting treatment of options required us to expense the fair value of our employee stock options, which may make it difficult or overly expensive for us to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our employees. We recently instituted a restricted stock unit program in lieu of issuing stock options to employees, other than executives, because stock options were not currently seen as providing enough incentive to attract or retain employees. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs, including the restricted stock unit awards, we undertake will be successful in motivating and retaining our employees.

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

In addition to patent claims, third parties have in the past and may in the future make claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights.

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

We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others, including potential class action litigation, which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy and data protection issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

ITEM 1B.    Unresolved Staff Comments

Not applicable with respect to the current reporting period.

ITEM 2.    Properties

Our principal corporate office is located in Bellevue, Washington, and we have business operations in: Los Angeles, California, Waltham and Westborough, Massachusetts, Woking and Eastleigh, United Kingdom, and Papendrecht, The Netherlands. Our Bellevue and Woking facilities are utilized by both our Online and Mobile businesses; our Westborough facilities are utilized by our Online business; and our Los Angeles, Eastleigh, and Papendrecht facilities are utilized by our Mobile business. We have data centers in Bellevue and Seattle, Washington, Los Angeles, California, Waltham, Massachusetts, and Papendrecht, The Netherlands. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near term needs.

ITEM 3.    Legal Proceedings

See Note 7—Commitments and Contingencies of the Notes to Consolidated Financial Statements (Item 8, of Part II of this Report) for information regarding legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable with respect to the current reporting period.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock has been traded on the Nasdaq Stock Market under the symbol “INSP” since December 15, 1998, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Stock Market.

	High	Low
Fiscal Year Ending December 31, 2006:
First Quarter	$28.39	$22.80
Second Quarter	$28.17	$21.26
Third Quarter	$23.13	$17.28
Fourth Quarter	$20.94	$18.37

Fiscal Year Ending December 31, 2005:
First Quarter	$48.70	$36.68
Second Quarter	$46.60	$28.90
Third Quarter	$36.81	$21.90
Fourth Quarter	$28.42	$21.36

On February 16, 2007, the last reported sale price for our common stock on the Nasdaq Stock Market was $23.19 per share. As of February 16, 2007, there were 958 holders of record of our common stock.

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

Performance Graph

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that InfoSpace specifically incorporates it by reference into such filing.

Set forth below is a line graph comparing the cumulative return of (i) the Nasdaq U.S. Index and (ii) the Nasdaq Computer Index for the five-year period ending on December 31, 2006.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 are derived from our audited consolidated financial statements.

	Years Ended December 31,
	2006 (1)	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$371,737	$339,968	$249,354	$132,230	$114,972
Operating expenses:
Content and distribution	178,327	145,351	92,688	27,583	15,026
Systems and network operations	31,222	21,375	14,220	10,988	16,101
Product development	46,340	31,203	23,142	17,781	29,128
Sales and marketing	46,518	31,062	23,486	17,487	19,433
General and administrative	51,725	40,234	36,348	32,225	42,687
Depreciation	16,083	9,061	6,974	10,819	18,089
Amortization of intangible assets	12,213	15,265	9,920	6,819	12,854
Impairment of goodwill and other intangible assets	—	—	—	1,151	76,385
Restructuring (2)	62,316	—	222	11,722	1,814
Other, net	—	—	(3,203)	1,529	4,167

Total operating expenses	444,744	293,551	203,797	138,104	235,684

Operating income (loss)	(73,007)	46,417	45,557	(5,874)	(120,712)
Gain (loss) on investments	—	154	425	(11,997)	(20,940)
Other income, net (3)	19,381	89,322	4,991	8,190	6,932

Income (loss) from continuing operations before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(53,626)	135,893	50,973	(9,681)	(134,720)
Income tax benefit (expense) (4)	38,538	23,475	29	607	(430)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(15,088)	159,368	51,002	(9,074)	(135,150)
Discontinued operations (5):
Income (loss) from discontinued operations, net of taxes	—	—	2,277	2,755	(3,481)
Gain on sale of discontinued operations, net of taxes	—	—	29,122	—	—
Cumulative effect of change in accounting principle (6)	—	—	—	—	(206,619)

Net income (loss)	$(15,088)	$159,368	$82,401	$(6,319)	$(345,250)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.48)	$4.94	$1.59	$(0.29)	$(4.41)
Income (loss) from discontinued operations	—	—	0.98	0.09	(0.11)
Cumulative effect of change in accounting principle	—	—	—	—	(6.74)

Basic net income (loss) per share	$(0.48)	$4.94	$2.57	$(0.20)	$(11.26)

Shares used in computing basic net income (loss) per share	31,254	32,284	32,109	31,232	30,656

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.48)	$4.47	$1.40	$(0.29)	$(4.41)
Income (loss) from discontinued operations	—	—	0.86	0.09	(0.11)
Cumulative effect of change in accounting principle	—	—	—	—	(6.74)

Diluted net income (loss) per share	$(0.48)	$4.47	$2.26	$(0.20)	$(11.26)

Shares used in computing diluted net income (loss) per share	31,254	35,616	36,541	31,232	30,656

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$401,949	$375,373	$321,814	$295,323	$276,218
Working capital	417,951	397,669	309,411	353,659	287,228
Total assets	765,839	743,379	626,094	492,315	481,396
Total stockholders’ equity	678,565	664,971	562,396	446,532	448,136

(1)	Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) which requires an enterprise to expense the fair value of an award of an equity instrument. Operating expenses in 2006 include $16.9 million of stock-based compensation expense, allocated as follows: $1.6 million in systems and network operations, $2.7 million in product development, $4.8 million in sales and marketing, and $7.8 million in general and administrative.
(2)	In 2006, we recorded restructuring charges of $62.3 million comprised of $44.5 million of impairments of goodwill and other intangible assets, $8.7 million of employee separation costs, $5.7 million of losses on contractual commitments, $2.6 million in costs of abandoned facilities, and $824,000 of stock-based compensation.
(3)	In 2005, we received proceeds of $83.2 million from the settlement of several outstanding litigation matters and recognized a gain of $79.3 million comprised of the settlement proceeds and interest, less $3.9 million in legal fees.
(4)	In 2006, we recognized a portion of our deferred tax assets related to goodwill, operating loss carryforwards, and equity. In 2005, we recognized a portion of our deferred tax assets related to operating loss carryforwards.
(5)	We consummated the sale of our Payment Solutions business on March 31, 2004, and the operating results and gain from the sale of this business have been presented as discontinued operations for all periods presented.
(6)	We adopted SFAS No. 142, Goodwill and Other Intangible Assets on January 1, 2002. We recorded a non-cash charge for the cumulative effect of change in accounting principle of $206.6 million as of January 1, 2002, which was related to impairment of goodwill. This amount was determined based on an independent valuation of our reporting units as of January 1, 2002 using a combination of our quoted stock price and projections of future discounted cash flows for each reporting unit.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a developer of tools and technologies that assist consumers with finding content and information on the Internet or mobile phone. We use our metasearch technology to power our own branded Web sites and provide private-label online search and directory services to distribution partners. In addition, our mobile applications provide programming and sales opportunities to our carrier partners, while providing consumers with relevant mobile functionality and mobile media content, including ringtones, graphics, and games. We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have facilities in Los Angeles, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; and Papendrecht, The Netherlands. Our common stock is listed on the Nasdaq Stock Market under the symbol “INSP.”

Our Online search and directory services enable Internet users to locate information, merchants, individuals, and products online. We offer search and directory services through our branded Web sites, Dogpile.com, Switchboard.com, InfoSpace.com, Webcrawler.com, MetaCrawler.com, and Zoo.com, as well as through the Web properties of distribution partners. Partner versions of our search and directory services are generally private-labeled and delivered with each distribution partner’s unique requirements.

Our Mobile business delivers data technology solutions, consulting and management services for the mobile operator market, including portal, storefront, search and messaging solutions. Additionally, we provide mobile media content, including ringtones, graphics and games, to subscribers of our Mobile customers. However, we plan to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers.

Overview of 2006 Operating Results

The following is an overview of our operating results for the year ended December 31, 2006. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2006, 2005, and 2004, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In September 2006, we announced that we had been informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007. We anticipated that such direct relationships between the carrier and content providers would have a material negative impact on our revenues and operating results. As a result, during September 2006, we committed to a plan to make operational changes to our business to align operational focus and costs with expected future revenues. The plan included a reduction in our workforce and consolidation of our facilities. We also suspended investment in mobile media content initiatives and, accordingly, intend to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007 by eliminating certain products including but not limited to ringtones, graphics and games. We will continue to operate our two business units: Online, comprised of our search and directory properties as well as our private label distribution service and Mobile services, including portal, storefront, messaging, and mobile search. Additionally, in 2006 we announced the closing of our office in Hamburg, Germany. As a result of these operational changes, in 2006 we recorded an aggregate $62.3 million restructuring charge, which includes impairment for goodwill and other intangible assets, employee separation costs, losses on contractual commitments and costs to consolidate facilities.

Revenues for 2006 increased to $371.7 million from $340.0 million in 2005. Revenues from our Online business increased to $186.9 million in 2006 from $182.6 million in 2005. This increase was primarily due to better monetization of our paid searches. During 2006, approximately 60% of our search revenues came from our search distribution partners. Revenues from our Mobile business increased to $184.8 million in 2006 from $157.4 million in 2005, primarily attributable to an increase in sales of our media download products, such as ringtones and graphics. Mobile revenues are expected to decrease in the near term as we substantially reduce our mobile media content product offerings.

Content and distribution costs for 2006 increased to $178.3 million from $145.4 million in 2005. Total segment gross profit, comprised of revenues net of content and distribution costs, decreased to $193.4 million in 2006 from $194.6 million in 2005. Segment gross profit from our Online business increased to $120.2 million from $114.5 million in 2005, due to better monetization of our paid searches, primarily from our own branded Web sites. Segment gross profit for our Mobile segment decreased to $73.2 million in 2006 from $80.1 million in 2005, primarily attributable to an increase in content costs associated with our media downloads and the loss of a service agreement at the end of 2005. Mobile content costs, as a percentage of revenue, increased at a greater rate as a result of an increase in content costs and the shift of the mix of products and services we provide. In particular, sales of our labeltone or true tone (MP3-like quality) ringtones, that have a greater cost as a percentage of revenue than our other media download products, represented a larger share of our Mobile revenues in 2006.

Other operating expenses for 2006, excluding the restructuring charge of $62.3 million recorded in the second half of 2006, were $204.1 million, an increase of $55.9 million from $148.2 million in 2005. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, depreciation and amortization of intangible assets. The increase from 2005 was primarily attributable to spending on certain business initiatives, general growth in our operations, and the effect of expensing stock options and other equity-based awards as required under Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which we adopted on January 1, 2006. Increased operating costs related to our initiatives and growth in our business primarily relate to increases in personnel costs, including salaries, benefits and other employee costs, and costs of temporary help from contractors to augment our staffing needs, as well as increases in marketing and promotional costs and depreciation expense. In light of our restructuring described above, we have suspended investments in developing or obtaining new Mobile content and certain Mobile distribution channels, including our direct to consumer online web site, Moviso.com.

Additionally, interest income increased in 2006 to $19.6 million compared to interest income in 2005 of $11.3 million and was primarily attributable to an increase in interest rates and, to a lesser extent, more available cash and marketable investments on hand to invest. In 2005, we recognized a gain, net of legal costs, of $79.3 million in connection with the settlement of certain litigation matters, including the Dreiling v. Jain, et al. derivative lawsuit and the Dreiling v. Jain, et. al. Section 16(b) case. We also recognized an income tax benefit of $28.6 million from the realization of a deferred tax asset related to a portion of our net operating loss carryforward, an increase of $3.6 million from our realization of a similar deferred tax asset in 2005. Additionally, we recorded a net tax benefit of $9.9 million from our operations in 2006 as compared to a net expense of $1.5 million from our operations in 2005.

Net loss for 2006 was $15.1 million compared to net income of $159.4 million in 2005. The net loss in 2006 was primarily attributable to the items noted above.

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

The Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, restructuring-related liabilities, accrued contingencies and valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two businesses, Online and Mobile. In general, we recognize revenues in the period in which the services are performed, products are delivered or transaction occurs. In certain arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. We generally record revenue on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For distribution partner arrangements in our Online business we record revenue on a gross basis and the corresponding revenue sharing payments as a content and distribution expense. For mobile operator customers in which we license the content, we record revenue on a gross basis and the corresponding licensing expense as content and distribution expense. In the event the mobile operator customer directly licenses the content, we record as revenue the service fees we earn. See Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies to our Consolidated Financial Statements for a description of products and services and the related revenue recognition policy for each of our business units.

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

During the year ended December 31, 2006, based on the weight of available evidence, we determined that it was more likely than not that a portion of our deferred tax asset would be realized and, at December 31, 2006, our deferred tax asset, net of the valuation allowance, is $104.0 million. See discussion in our Results of Operations for the Years Ended December 31, 2006, 2005, and 2004. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets are realizable.

During the evaluation of our disclosure controls and procedures as of December 31, 2006, our management identified a deficiency in our internal control over financial reporting which constituted a material weakness. Specifically, the deficiency pertained to our controls which were ineffective and not properly designed to ensure proper accounting and disclosure of our deferred income tax benefit and related income tax asset. We have and are continuing to take steps to address this material weakness, including the recent hiring of a senior tax director and implementing a more rigorous review process involving appropriate internal accounting staff and an external accounting firm. Additional review, evaluation and oversight were undertaken in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, we concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Restructuring

In 2006, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Charges associated with this restructuring plan are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In determining the restructuring charges that we recorded in 2006 we relied on certain assumptions, including planned employee separation dates and estimated income for facilities that we plan to sublease. Changing business conditions may affect the assumptions related to the timing and extent of restructuring activities. We will review the status of these activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives be tested for impairment on an annual basis and between annual tests in certain circumstances. Certain circumstance may include testing for impairment in conjunction with restructuring in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On a quarterly basis, we assess whether business conditions indicate that our goodwill and other intangible assets may not be recoverable, and, as a result of the restructuring plan we committed to in 2006, we tested our goodwill and certain other intangible assets for impairment.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment.) Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Other intangible assets are tested for impairment by comparing their carrying amounts to their fair values. We measure the fair value of such assets by estimating the future undiscounted cash flows attributable to them, and recognize an impairment if their carrying amounts exceeded the estimated fair values. Such evaluations rely on various assumptions, including the timing of future events and market conditions.

During 2006, based upon our analysis, we recorded impairments for goodwill of $31.9 million and intangible assets of $12.6 million associated with changes in our Mobile business and our 2006 restructuring plan. As of December 31, 2006 we have $104.4 million of goodwill and $19.6 million of other intangible assets on our balance sheet.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Stock-Based Compensation, which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2006, we recognized $16.9 million of stock compensation expense.

Calculating stock-based compensation expense relies upon certain assumptions, including the expected term of the stock-based awards, stock price volatility, expected interest rate, number and types of stock-based awards and the pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could materially vary in the future.

Through December 31, 2005, we accounted for stock-based compensation under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, we did not record any expenses when we granted stock options because they were priced at the fair market value of our stock at the date of grant.

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

Contingencies

We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Item 8 of Part II “Financial Statements and Supplementary Data—Note 7: Commitments and Contingencies to our Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the year ending December 31, 2006, our net loss totaled $15.1 million, which includes restructuring expense of $62.3 million related to our plan to make operational changes. While we achieved profitability for each of the quarters since the third quarter of 2003, with the exception of the third quarter of 2006, and for the years ended December 31, 2004 and 2005, prior to that we had incurred losses since our inception, and as of December 31, 2006, we had an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not necessarily rely solely upon them as indications of future performance.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004
	(in thousands)			(as a percent of revenue)
Revenues	$371,737	$339,968	$249,354	100.0%	100.0%	100.0%
Operating expenses
Content and distribution	178,327	145,351	92,688	48.0	42.7	37.1
Systems and network operations	31,222	21,375	14,220	8.4	6.3	5.7
Product development	46,340	31,203	23,142	12.4	9.2	9.3
Sales and marketing	46,518	31,062	23,486	12.5	9.1	9.4
General and administrative	51,725	40,234	36,348	13.9	11.8	14.6
Depreciation	16,083	9,061	6,974	4.3	2.7	2.8
Amortization of intangible assets	12,213	15,265	9,920	3.3	4.5	4.0
Restructuring	62,316	—	222	16.8	—	0.1
Other, net	—	—	(3,203)	—	—	(1.3)

Total operating expenses	444,744	293,551	203,797	119.6	86.3	81.7

Operating income (loss)	(73,007)	46,417	45,557	(19.6)	13.7	18.3
Gain on investments	—	154	425	—	0.0	0.1
Other income, net	19,381	89,322	4,991	5.2	26.3	2.0

Income (loss) from continuing operations before income taxes	(53,626)	135,893	50,973	(14.4)	40.0	20.4
Income tax benefit	38,538	23,475	29	10.4	6.9	0.1

Income (loss) from continuing operations	(15,088)	159,368	51,002	(4.0)	46.9	20.5
Income from discontinued operations, net of taxes	—	—	2,277	—	—	0.9
Gain on sale of discontinued operations, net of taxes	—	—	29,122	—	—	11.6

Net income (loss)	$(15,088)	$159,368	$82,401	(4.0)%	46.9%	33.0%

Results of Operations for the Years Ended December 31, 2006, 2005, and 2004

Revenues.    Revenues are derived from deploying our services and products to customers via the Internet and mobile phones. Under many of our agreements, we earn revenues from a combination of our products and services delivered to customers. Revenues for the years ended December 31, 2006, 2005, and 2004 are presented below (in thousands):

	2006	Percentage of Total	Change from 2005	2005	Percentage of Total	Change from 2004	2004	Percentage of Total
Online	$186,901	50.3%	$4,345	$182,556	53.7%	$25,717	$156,839	62.9%
Mobile	184,836	49.7	27,424	157,412	46.3	64,897	92,515	37.1

Total	$371,737	100.0%	$31,769	$339,968	100.0%	$90,614	$249,354	100.0%

Online Revenue

The increase in revenue for Online products and services for 2006 as compared to 2005 was primarily due to the growth in our online search services, in particular, better monetization for paid searches, and, to a lesser extent, directory revenues related to a contract we entered into in June 2005. These increases were partially offset by a decline in revenue due to one of our top customers, Verizon, not renewing certain key provisions of our subscription agreement for yellow pages listings in June 2005. In 2006, approximately 60% of our search revenues came from our search distribution partners.

The absolute dollar increase in Online revenue from 2004 to 2005 was primarily due to growth in our paid search services from both our search and directory businesses, in particular, paid searches from our distribution partners’ Web properties and greater revenue per paid search, and directory revenues related to our acquisition of an online directory business in June 2004. In 2005, search revenues from distribution partners were over 60% of total search revenues.

We expect that search revenue from our distribution partners will continue to be a significant share of our search revenues.

Mobile Revenue

The increase in revenue for our Mobile products and services for 2006 as compared to 2005 was primarily due to increased revenues from the sales of our media download products, primarily sales of our labeltone or true tone (MP3-like quality) ringtones. Partially offsetting the increase in revenue for Mobile products and services was the loss of a service agreement at the end of 2005. We expect that there will be a decline in our Mobile revenue in 2007 due to one of our carrier partners developing direct licensing relationships with the major record labels and as result of our plan to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007, focusing instead on our core Mobile services, which generated approximately $37 million in revenues in 2006.

The absolute dollar increase in Mobile revenue from 2004 to 2005 was primarily due to an increase in sales of our media download products, including our labeltones or MP3-like quality ringtones and, to a lesser extent, graphics and games.

Content and Distribution Expenses.    Content and distribution expenses consist principally of costs related to royalty and license fees related to our Mobile products for items such as ringtones, graphics and games, and other content or data licenses, and revenue sharing arrangements with our Online distribution partners, as well as online content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2006, 2005, and 2004 are presented below:

	2006	Change	2005	Change	2004
Content and Distribution Expenses
Online	$66,672	$(1,337)	$68,009	$10,017	$57,992
Percent of Online Revenue	35.7%	(1.6)%	37.3%	0.3%	37.0%
Mobile	111,655	34,313	77,342	42,646	34,696

Percent of Mobile Revenue	60.4%	11.3%	49.1%	11.6%	37.5%
Total	$178,327	$32,976	$145,351	$52,663	$92,688

Percent of Total Revenues	48.0%	5.3%	42.7%	5.6%	37.1%

Content and distribution expenses increased by $33.0 million to $178.3 million in 2006 as compared to $145.4 million in 2005. The cost as a percent of revenues decrease for Online content and distribution expense was primarily due to better monetization of our paid searches, primarily from our own branded Web sites. We anticipate that our Online content and distribution costs will continue to increase in absolute dollars if revenues increase through growth from existing arrangements with our Online distribution partners or we add new Online distribution partners. If Online revenue generated from our distribution partners increases at a greater rate than revenues generated from our own branded Web sites, content and distribution costs as a percent of revenue will increase.

The absolute dollar and cost as a percent of revenues increase for Mobile content and distribution expense was primarily attributable to revenue growth from sales of our content and media products to our Mobile customers, in particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenues were greater than our other media download products. We expect that there will be a decline in our content and distribution costs related to our Mobile business in 2007 due to the loss of revenue from one of our carrier partners developing direct licensing relationships with the major record labels and our substantially reducing our mobile media content product offerings.

Content and distribution expenses increased by $52.7 million to $145.4 million in 2005 as compared to $92.7 million in 2004. The absolute dollar and percent of revenue increase was attributable to the growth from sales of our content and media download products to our mobile customers, including our higher cost labeltones or MP3-like quality ringtones, which require licensing and royalty payments to third parties and, to a lesser extent, revenue growth from our online search and directory distribution partners in which we have revenue sharing arrangements where we private label our search products for our partners to offer on their own Web properties.

Systems and Network Operations Expenses.    Systems and network operations consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2006, 2005, and 2004 are presented below:

	2006	Change	2005	Change	2004
Systems and Network Operations Expenses	$31,222	$9,847	$21,375	$7,155	$14,220
Percent of Revenue	8.4%	2.1%	6.3%	0.6%	5.7%

Systems and network operations expenses increased by $9.8 million to $31.2 million for the year ended December 31, 2006 as compared to $21.4 million for the year ended December 31, 2005. The absolute dollar increase for 2006 as compared to 2005 was primarily attributable to an increase in facilities, software, equipment expense, and communication costs of $4.1 million related to increased costs of operating the East Coast data center and our new Puget Sound data center, an increase of $3.6 million in personnel expenses and contractors to augment our staffing, stock-based compensation expense of $1.6 million, and a $1.0 million increase in professional service fees related to growth in our business.

Systems and network operations expenses increased by $7.2 million to $21.4 million for the year ended December 31, 2005 as compared to $14.2 million for the year ended December 31, 2004. The increase in absolute dollars was primarily attributable to an increase of $6.0 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing and also related to our acquisitions of an online directory business and three mobile gaming companies. Additionally, there was an increase of over $1.0 million in facilities, software and equipment expenses to support the additional headcount and the operation of our East Coast data center. Partially offsetting these increases was a decrease in communications costs of $514,000 related to the renegotiation of certain contracts.

Product Development Expenses.    Product development expenses consist principally of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment our staffing, for research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2006, 2005, and 2004 are presented below:

	2006	Change	2005	Change	2004
Product Development Expenses	$46,340	$15,137	$31,203	$8,061	$23,142
Percent of Revenue	12.4%	3.2%	9.2%	(0.1)%	9.3%

Product development expenses increased by $15.1 million to $46.3 million in 2006 as compared to $31.2 million in 2005. The absolute dollar increase from the prior year was primarily attributable to an increase of

$13.0 million in personnel related expenses and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services, and stock-based compensation of $2.7 million.

Product development expenses increased by $8.1 million to $31.2 million in 2005 as compared to $23.1 million in 2004. The increase in absolute dollars was primarily due to an increase of $7.5 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, as we continued to invest in the development and enhancement of our products and services and also as a result of additional headcount related to our acquisitions of an online directory business and three mobile gaming companies.

Product development costs may not be consistent with changes in revenues as they represent key costs to develop and enhance our product and service offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that we will continue to invest in our products and services.

Sales and Marketing Expenses.    Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment our staffing, and advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2006, 2005, and 2004 are presented below:

	2006	Change	2005	Change	2004
Sales and Marketing Expenses	$46,518	$15,456	$31,062	$7,576	$23,486
Percent of Revenue	12.5%	3.4%	9.1%	(0.3)%	9.4%

Sales and marketing expenses increased by $15.5 million to $46.5 million in 2006 as compared to $31.1 million in 2005. The absolute dollar increase was primarily attributable to an increase in personnel expenses totaling $7.3 million, an increase of $3.8 million in marketing and promotional expense due to our new products and services initiatives, growth in content and new distribution channels, as well as $4.8 million of stock-based compensation. These increases were partially offset by a decrease in professional service fees of $563,000.

Sales and marketing expenses increased by $7.6 million to $31.1 million in 2005 as compared to $23.5 million in 2004. The increase in absolute dollars was primarily attributable to an increase of $4.1 million in advertising and promotion expense and an increase of $3.4 million in personnel expenses, including salaries and benefits and temporary help and contractors to augment our staffing, as we continued to grow our business, and also as a result of our acquisitions of an online directory business and three mobile gaming companies.

We will continue to invest in marketing initiatives, sales promotions, and new distribution channels, while we expect that sales and marketing expenses will decline in 2007 due to our suspension of investment in our Mobile media products and services.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2006, 2005, and 2004 are presented below:

	2006	Change	2005	Change	2004
General and Administrative Expenses	$51,725	$11,491	$40,234	$3,886	$36,348
Percent of Revenue	13.9%	2.1%	11.8%	(2.8)%	14.6%

General and administrative expenses increased by $11.5 million to $51.7 million in 2006 as compared to $40.2 million in 2005. The absolute dollar increase was primarily attributable to stock-based compensation expense of $7.8 million, $2.2 million related to certain arbitration and litigation settlements, an increase in facilities expenses totaling $1.5 million, an increase in personnel related expenses totaling $1.2 million, and an increase in professional fees of $1.1 million. These increases were partially offset by reductions in business taxes of $2.6 million due to changes in existing tax laws.

General and administrative expenses increased by $3.9 million to $40.2 million in 2005 as compared to $36.3 million in 2004. The increase in absolute dollars was primarily attributable to an increase in facilities costs of $2.4 million to expand facilities and build our East Coast data center, an increase of $1.2 million in personnel costs and temporary help and contractors, to augment our staffing, as a result of our acquisitions of an online directory business and three gaming companies, and growth in operations, and an increase of $1.4 million in professional services fees, which include tax and consulting fees. Partially offsetting these increases were reductions in legal fees of $1.9 million and insurance costs of $929,000.

Restructuring:    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the consolidation and closures of certain of our facilities. Restructuring charges for the years ended December 31, 2006, 2005, and 2004 are presented below (in thousands):

	2006	2005	2004
Restructuring charges:
Impairment of goodwill and intangible assets	$44,526	$—	$—
Employee separation costs	8,687	—	(31)
Stock-based compensation expense	824	—	—
Losses on contractual commitments	5,671	—	—
Estimated future lease losses	1,667	—	253
Impairment of leasehold improvements and fixed assets	941	—	—

	$62,316	$—	$222

In September 2006, we announced that one of our carrier partners plans to develop direct licensing relationships with the major record labels beginning in 2007. We anticipated that such direct relationships between the carrier and content providers would have a material negative impact on our revenues and operating results. As a result, during September 2006, we committed to a plan to make operational changes to our business to align operational focus and costs with expected future revenues. The plan included a reduction in our workforce and consolidation of our facilities. We also suspended investment in mobile media content initiatives and, accordingly intend to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007. The restructuring plan is expected to be completed by mid-2007. Also during September 2006, we initiated a plan to close our office in Hamburg, Germany. In future periods, adjustments and additions are expected to be made to the amounts recorded as of December 31, 2006. Salaries and other costs are expected to decline in the future as a result of the reduction in our workforce.

We recorded no restructuring charges in 2005.

The restructuring charge in 2004 was attributable to an adjustment of our estimated reserves for the restructuring in 2003 primarily related to the payment of lease termination costs.

Depreciation.    Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation expenses for the years ended December 31, 2006, 2005, and 2004 are presented below (in thousands):

	2006	Change	2005	Change	2004
Depreciation Expenses	$16,083	$7,022	$9,061	$2,087	$6,974

The $7.0 million increase from 2005 to 2006 was primarily a result of property and equipment recently placed in service related to our East Coast and Puget Sound data centers. The $2.1 million increase from 2004 to 2005 was primarily a result of property and equipment recently placed in service related to our East Coast data center and those acquired with our acquisitions of an online directory business and the three mobile gaming companies, partially offset by a decrease in depreciation expenses of older property and equipment reaching the end of their depreciable lives.

Amortization of Other Intangible Assets.    Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Definite-lived intangible assets are amortized over their estimated life, ranging from one to five years. Amortization of other intangible assets is presented below for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	Change	2005	Change	2004
Amortization of Other Intangible Assets	$12,213	$(3,052)	$15,265	$5,345	$9,920

The $3.1 million absolute dollar decrease from 2005 to 2006 was primarily attributable to the impairment $12.6 million of definite-lived intangible assets related to our Mobile business.

The $5.3 million absolute dollar increase from 2004 to 2005 was primarily attributable to intangible assets that were acquired in the acquisitions of an online directory business and the three mobile gaming companies.

Assuming we do not acquire businesses or intangible assets in the future, the amortization of intangible assets will be $4.0 million in 2007.

Other, Net.    Other, net consists of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net for the years ended December 31, 2006, 2005, and 2004 is presented below (in thousands):

	2006	2005	2004
Other, net:
Litigation settlement	$—	$—	$(3,906)
Tax refunds and credits	—	—	(266)
Executive severance and stock-based compensation	—	—	1,225
Miscellaneous	—	—	(256)

	$—	$—	$(3,203)

During 2004, we recorded other charges, net for a gain of $3.2 million. We settled a litigation matter concerning promissory notes due from a former officer, resulting in a gain of $3.9 million. Additionally, we recorded a charge of $1.2 million related to the separation of a former executive officer, and we received a final assessment from the Internal Revenue Service (the “IRS”) for a payroll tax settlement regarding certain aspects of our payroll tax returns for the year 2000 that included penalties and estimated interest, and, accordingly, we paid the IRS. The interest charges were less than originally estimated and, as a result, we reversed previously recognized interest charges of $266,000 upon our payment of the final assessment.

Gain on Equity Investments.    Gain on equity investments consists of gains from changes in the fair value of derivative instruments held by us and the other-than-temporary impairment of equity investments. Gain on equity investments is comprised of the following for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Other-than-temporary investment impairments	$—	$—	$(916)
Increase in fair value of warrants	—	154	1,341

	$—	$154	$425

Other-than-temporary investment impairment:    We have equity investments in privately-held companies and periodically evaluate whether the decline in fair value of an investment is other-than-temporary. During 2004, we concluded that there had been an other-than-temporary impairment of certain equity investments and we recorded an impairment charge related to those specific investments.

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

Other Income, Net.    Other income, net, primarily consists of interest income, litigation settlements and foreign currency gain (loss).

	2006	2005	2004
Interest income	$19,628	$11,250	$4,698
Gain on certain litigation settlements	—	79,297	—
Foreign currency exchange gain (loss)	(42)	(1,131)	540
Other items, net	(205)	(94)	(247)

	$19,381	$89,322	$4,991

Interest income increased primarily due to increased interest rates in 2006 compared to 2005. Interest income more than doubled primarily due to increased interest rates in 2005 compared to 2004. In 2005, we received proceeds of $83.2 million from the settlement of several outstanding litigation matters. We recognized a gain of $79.3 million comprised of the settlement proceeds and interest, less $3.9 million in legal fees.

In 2005, we acquired elkware GmbH, a mobile gaming company, at a cost of 20.0 million euros in cash. The purchase price in U.S dollars was $26.4 million plus acquisition costs. In December 2004, due to the significant fluctuations in the exchange rate of the U.S. dollar to the euro, we entered into a forward exchange contract to mitigate our foreign currency exposure. At December 31, 2004, the exchange rate of the U.S. dollar had declined relative to the euro and a $456,000 gain on the forward exchange contract was recorded in 2004. Subsequently, in January 2005 when the acquisition was consummated, the U.S. dollar had strengthened against the euro and a $934,000 loss was recorded in 2005 at the settlement of that foreign exchange contract.

Income Tax Benefit.    During the years ended December 31, 2006, 2005, and 2004, we have recorded an income tax benefit of $38.5 million, $23.5 million, and $29,000, respectively. The 2006 income tax benefit of $38.5 million is primarily due to a $28.6 million benefit from the realization of deferred tax assets related to an additional portion of our net operating loss carryforwards and a net tax benefit of $10.2 million from current year operations, partially offset by tax expense for federal alternative minimum, state and international taxes, as more fully discussed below. The 2005 income tax benefit of $23.5 million is primarily due to a $25.0 million benefit from the realization of deferred tax assets related to a portion of our net operating loss carryforwards, partially offset by tax expense for federal alternative minimum, state and international taxes.

At December 31, 2006, our net deferred tax assets are $104.0 million out of total deferred tax assets of $441.4 million, primarily comprised of $381.2 million of accumulated net operating loss carryforwards, net of a $337.4 million valuation allowance. In 2006, we determined it was more likely than not that an additional portion of our operating assets would be realizable in the foreseeable future. Accordingly, we reduced the valuation allowance related to our operating deferred tax assets and recognized a $28.6 million deferred tax benefit. As of December 31, 2006, we continue to have a $337.4 million valuation allowance against our deferred tax assets primarily related to net operating loss carryforwards. Due to the size of our net operating loss carryforwards, their expiration beginning in 2020, and our recent level of annualized profitability, we believe that sufficient uncertainty exists regarding the realizability of the remaining balance of our deferred tax assets. If in the future, we determine that the realization of the remaining deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or make an adjustment to additional paid-in-capital.

To the extent we are profitable and we record a tax expense, the actual payment may be offset against the accumulated net operating loss carryforwards

Income from Discontinued Operations and Gain on Sale of Discontinued Operation.    In 2004, we completed the sale of our Payment Solutions business and have reflected income from Payment Solutions as income from discontinued operations. For 2004, we recorded a gain on the sale of Payment Solutions of $29.1 million and income, net of taxes, from the operating results of Payment Solutions of $2.3 million for the year ended December 31, 2004. Income from discontinued operations includes previously unallocated depreciation, amortization, corporate expenses, and income taxes that were attributed to Payment Solutions.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, short-term investments and long-term investments, initially generated from proceeds from private placements and our initial and follow-on public offerings. In addition, more recently we have generated cash from operations. In 2005, we received proceeds of $83.2 million from the settlement of certain litigation matters and, in 2004, we received proceeds of $82.0 million from the sale of our Payment Solutions business unit.

As of December 31, 2006, we had cash and marketable investments of $401.9 million, consisting of cash and cash equivalents of $163.5 million and short-term investments available-for-sale of $238.4 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Minimum lease payments required	$7,623	$5,254	$6,888	$6,753	$5,706	$5,466	$37,690
Less sublease income	(112)	—	—	—	—	—	(112)

Net lease payments required	$7,511	$5,254	$6,888	$6,753	$5,706	$5,466	$37,578

We have no significant purchase commitments at December 31, 2006. We have pledged a portion of our cash as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2006, the total amount of collateral pledged under these agreements was $4.4 million.

Cash Flows

Net cash provided by operating activities consists of net income (loss) offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities. Adjustments to net income (loss) to determine cash flow from operations include certain restructuring charges, depreciation and amortization, stock-based compensation expense, and deferred taxes. Net cash used by investing activities consists of net cash used to acquire businesses, transactions related to our investments, purchases of property and equipment, and proceeds from the sale of certain assets. Net cash provided (used) by financing activities consists of proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan, and cash used to repurchase outstanding stock.

Our net cash flows are comprised of the following for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$43,540	$157,587	$51,109
Net cash used by investing activities	(38,480)	(33,552)	(109,519)
Net cash provided (used) by financing activities	5,432	(56,267)	32,747

Net increase (decrease) in cash and cash equivalents	$10,492	$67,768	$(25,663)

Net cash provided by operating activities was $43.5 million in 2006, consisting of our net loss of $15.1 million, cash provided by changes in our operating assets and liabilities of $5.8 million, consisting of decreases in other receivables and prepaid expenses and other current assets, increases in deferred revenue and accounts payable, and adjustments not affecting cash flows provided by operating activities of $107.7 million, primarily consisting of restructuring, depreciation and amortization and stock-based compensation. Partially offsetting the increase are changes in our operating assets and liabilities of $15.9 million, primarily consisting of increases in our accounts receivable and other long-term assets and a decrease in our accrued expenses and other current and long-term liabilities, and adjustments not affecting cash flows provided by operating activities of $38.8 million, consisting of increases in our deferred tax assets.

Net cash provided by operating activities was $157.6 million in 2005, consisting of our net income of $159.4 million, cash provided by changes in our operating assets and liabilities of $25.0 million, consisting of a decrease in notes and other receivables, an increase in accrued expenses and accounts payable, and adjustments not affecting cash flows provided by operating activities of $24.8 million, primarily consisting of depreciation and amortization. Partially offsetting the increase are changes in our operating assets and liabilities of $24.7 million, primarily consisting of increases in our accounts receivable, prepaid expenses and other current assets and other long-term assets and a decrease in our deferred revenue, and adjustments not affecting cash flows provided by operating activities of $26.9 million, primarily consisting of the benefit from the reversal of the deferred tax asset valuation allowance.

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

Net cash used by investing activities was $38.5 million in 2006, primarily from the purchase of $313.9 million of marketable investments, $22.6 million of property and equipment purchases, and the purchase of $320,000 of intangible assets. Partially offsetting cash used in investing activities were proceeds from the sale or maturity of our marketable investments of $298.3 million and proceeds of $35,000 from the sale of assets.

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

Net cash provided by financing activities in 2006 was $5.4 million, which resulted from the exercise of stock options and from the sale of shares through our employee stock purchase plan.

Net cash used by financing activities in 2005 was $56.3 million, primarily from the repurchase of 2.6 million shares of common stock for $70.4 million, including commissions. Partially offsetting cash used in financing activities were proceeds of $14.1 million from the exercise of stock options and from the sale of shares through our employee stock purchase plan.

Net cash provided by financing activities in 2004 was $32.7 million, which resulted from the exercise of stock options and from the sale of shares through our employee stock purchase plan.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions or for common stock repurchases.

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

Acquisitions

Summary of Our Acquisitions

Company or Assets	Date Closed	Total Value of Transaction (in thousands)
elkware GmbH	01/07/2005	$26,400
IOMO Limited	12/01/2004	$15,400
Atlas Mobile, Inc.	07/01/2004	$6,300
Switchboard Incorporated	06/03/2004	$159,400

elkware GmbH.    On January 7, 2005, we acquired elkware GmbH, a German mobile games company, for 20.0 million euros, which approximated $26.4 million in cash, excluding acquisition costs and liabilities assumed. In addition, the purchase agreement required that 5.0 million euros of the purchase price be placed in escrow to provide security for certain indemnification obligations set forth in the purchase agreement. The operations were combined with our United Kingdom games operations and the office in Germany was closed in 2006.

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

Atlas Mobile, Inc.    In July 2004, we acquired the assets of Atlas Mobile, a provider of mobile multi-player tournament games, for $6.3 million. We sold these assets in January 2007 for $1.5 million.

Switchboard Incorporated.    In June 2004, we acquired the outstanding stock of Switchboard Incorporated, a provider of local online advertising and Internet based yellow pages, for $159.4 million in cash, which excludes transaction fees of $6.0 million and liabilities assumed. As of the acquisition date, Switchboard had $56.4 million in cash.

Stock Repurchase Program

On May 30, 2006, our Board of Directors approved a stock repurchase plan whereby we are authorized to purchase up to $100 million of our common stock during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. We did not purchase any shares during the year ended December 31, 2006. Under a previous repurchase plan authorized on May 13, 2005, which expired May 12, 2006, we purchased 2,633,002 shares in open-market transactions during 2005 at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2006. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands except per share data)
Revenues	$87,022	$83,181	$83,225	$86,540	$90,274	$95,846	$96,298	$89,319

Operating expenses:
Content and distribution	34,830	34,864	37,704	37,953	41,612	46,121	47,704	42,890
Systems and network operations	4,413	4,899	5,492	6,571	7,108	7,880	8,391	7,843
Product development	7,371	7,596	7,840	8,396	9,308	12,467	12,099	12,466
Sales and marketing	7,872	7,030	8,519	7,641	9,563	12,567	12,946	11,442
General and administrative	10,605	9,729	9,671	10,229	14,086	12,547	13,498	11,594
Depreciation	1,774	1,941	2,454	2,892	3,317	3,457	4,635	4,674
Amortization of other intangible assets	4,083	3,763	3,709	3,710	3,708	3,611	3,046	1,848
Restructuring	—	—	—	—	—	—	57,789	4,527

Total operating expenses	70,948	69,822	75,389	77,392	88,702	98,650	160,108	97,284

Operating income (loss)	16,074	13,359	7,836	9,148	1,572	(2,804)	(63,810)	(7,965)
Gain on investments	—	154	—	—	—	—	—	—
Other income, net	80,154	2,838	2,974	3,356	3,872	4,723	5,405	5,381

Income (loss) before income taxes	96,228	16,351	10,810	12,504	5,444	1,919	(58,405)	(2,584)
Income tax benefit (expense)	(2,329)	(65)	451	25,418	(2,439)	(900)	11,676	30,201

Net income (loss)	$93,899	$16,286	$11,261	$37,922	$3,005	$1,019	$(46,729)	$27,617

Net income (loss) per share—Basic	$2.84	$0.49	$0.35	$1.22	$0.10	$0.03	$(1.49)	$0.88

Weighted average shares outstanding used in computing basic net income (loss) per share	33,054	33,108	31,958	31,042	31,083	31,239	31,316	31,376

Net income (loss) per share—Diluted	$2.52	$0.44	$0.32	$1.13	$0.09	$0.03	$(1.49)	$0.83

Weighted average shares outstanding used in computing diluted net income (loss) per share	37,327	36,720	34,830	33,612	32,917	32,931	31,316	33,097

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(as a percent of revenue)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Content and distribution	40.0	41.9	45.3	43.9	46.1	48.1	49.5	48.0
Systems and network operations	5.1	5.9	6.6	7.6	7.9	8.2	8.7	8.8
Product development	8.5	9.1	9.4	9.7	10.3	13.0	12.6	13.9
Sales and marketing	9.0	8.5	10.2	8.8	10.6	13.1	13.5	12.8
General and administrative	12.2	11.7	11.6	11.8	15.6	13.1	14.0	13.0
Depreciation	2.0	2.3	3.0	3.3	3.7	3.6	4.8	5.2
Amortization of other intangible assets	4.7	4.5	4.5	4.3	4.1	3.8	3.2	2.1
Restructuring	—	—	—	—	—	—	60.0	5.1

Total operating expenses	81.5	83.9	90.6	89.4	98.3	102.9	166.3	108.9

Operating income (loss)	18.5	16.1	9.4	10.6	1.7	(2.9)	(66.3)	(8.9)
Gain on investments	—	0.2	—	—	—	—	—	—
Other income, net	92.1	3.4	3.6	3.8	4.3	4.9	5.6	6.0

Income (loss) before income taxes	110.6	19.7	13.0	14.4	6.0	2.0	(60.7)	(2.9)
Income tax benefit (expense)	(2.7)	(0.1)	0.5	29.4	(2.7)	(0.9)	12.1	33.8

Net income (loss)	107.9%	19.6%	13.5%	43.8%	3.3%	1.1%	(48.6)%	30.9%

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for our first fiscal year beginning January 1, 2007. We are currently evaluating the provisions of FIN No. 48 to determine what effect its adoption will have on our financial position, cash flows, and results of operations, however we do not believe that there will be any material effect of adoption of FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for 2006. The application of SAB No. 108 did not have an effect on our financial position, cash flows, or results of operations.

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

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk.    We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2006, our short-term investment balances were $238.4 million.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2006 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2006 are as follows (in thousands, except percentages):

	2007	Fair Value
Corporate bonds	$11,922	$11,928
Weighted average interest rate	5.44%
U.S. government securities	140,616	140,636
Weighted average interest rate	5.33%
Auction Rate securities	85,880	85,880
Weighted average interest rate	5.33%
Commercial Paper	130,032	130,048
Weighted average interest rate	4.86%

Cash equivalents and marketable fixed-income securities	$368,450	$368,492

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Seattle, Washington

February 21, 2007

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$163,505	$153,013
Short-term investments, available-for-sale	238,444	222,360
Accounts receivable, net of allowance of $1,240 and $1,507	78,742	71,661
Notes and other receivables	3,402	3,972
Prepaid expenses and other current assets	14,753	12,639

Total current assets	498,846	463,645
Property and equipment, net	33,212	26,889
Goodwill	104,424	176,979
Other intangible assets, net	19,565	44,080
Deferred tax assets, net	101,571	25,000
Other long-term assets	8,221	6,786

Total assets	$765,839	$743,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,031	$11,585
Accrued expenses and other current liabilities	61,156	51,917
Short-term deferred revenue	6,708	2,474

Total current liabilities	80,895	65,976
Long-term liabilities:
Other liabilities and long-term deferred revenue	877	2,011
Deferred tax liabilities	5,502	10,421

Total long-term liabilities	6,379	12,432

Total liabilities	87,274	78,408
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 31,392,862 and 31,018,795 shares	3	3
Additional paid-in capital	1,712,897	1,684,974
Accumulated deficit	(1,035,613)	(1,020,525)
Accumulated other comprehensive income	1,278	519

Total stockholders’ equity	678,565	664,971

Total liabilities and stockholders’ equity	$765,839	$743,379

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$371,737	$339,968	$249,354

Operating expenses:
Content and distribution	178,327	145,351	92,688
Systems and network operations	31,222	21,375	14,220
Product development	46,340	31,203	23,142
Sales and marketing	46,518	31,062	23,486
General and administrative	51,725	40,234	36,348
Depreciation	16,083	9,061	6,974
Amortization of other intangible assets	12,213	15,265	9,920
Restructuring	62,316	—	222
Other, net	—	—	(3,203)

Total operating expenses	444,744	293,551	203,797

Operating income (loss)	(73,007)	46,417	45,557
Gain on investments, net	—	154	425
Other income, net	19,381	89,322	4,991

Income (loss) from continuing operations before income tax benefit	(53,626)	135,893	50,973
Income tax benefit	38,538	23,475	29

Income (loss) from continuing operations	(15,088)	159,368	51,002
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	2,277
Gain on sale of discontinued operations, net of taxes	—	—	29,122

Net income (loss)	$(15,088)	$159,368	$82,401

Earnings (loss) per share—Basic:
Income (loss) from continuing operations	$(0.48)	$4.94	$1.59
Income from discontinued operations	$—	$—	$0.98

Basic net income (loss) per share	$(0.48)	$4.94	$2.57

Weighted average shares outstanding used in computing basic net income (loss) per share	31,254	32,284	32,109
Earnings (loss) per share—Diluted:
Income (loss) from continuing operations	$(0.48)	$4.47	$1.40
Income from discontinued operations	$—	$—	$0.86

Diluted net income (loss) per share	$(0.48)	$4.47	$2.26

Weighted average shares outstanding used in computing diluted net income (loss) per share	31,254	35,616	36,541
Other comprehensive income (loss):
Net income (loss)	$(15,088)	$159,368	$82,401
Foreign currency translation adjustment	456	(745)	526
Unrealized gain (loss) on investments, available-for-sale	489	219	(687)
Cumulative tax effect on unrealized gain on investments, available-for-sale	(186)	—	—

Comprehensive income (loss)	$(14,329)	$158,842	$82,240

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005, and 2004

(in thousands)

	Common Stock		Paid-In Capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2003	31,470	$3	$1,707,617	$(1,262,294)	$1,206	$446,532
Common stock issued for stock options	1,386	—	31,601	—	—	31,601
Common stock issued for employee stock purchase plan	59	—	1,146	—	—	1,146
Common stock repurchased and/or retired	(21)	—	(698)	—	—	(698)
Stock-based compensation	—	—	1,575	—	—	1,575
Unrealized loss on available-for-sale investments	—	—	—	—	(687)	(687)
Foreign currency translation adjustment	—	—	—	—	526	526
Net income	—	—	—	82,401	—	82,401

Balance, December 31, 2004	32,894	3	1,741,241	(1,179,893)	1,045	562,396
Common stock issued for stock options	703	—	12,614	—	—	12,614
Common stock issued for employee stock purchase plan	60	—	1,512	—	—	1,512
Common stock repurchased and/or retired	(2,638)	—	(70,393)	—	—	(70,393)
Unrealized gain on available-for-sale investments	—	—	—	—	219	219
Foreign currency translation adjustment	—	—	—	—	(745)	(745)
Net income	—	—	—	159,368	—	159,368

Balance, December 31, 2005	31,019	3	1,684,974	(1,020,525)	519	664,971
Common stock issued for stock options	280	—	3,599	—	—	3,599
Common stock issued for employee stock purchase plan	94	—	1,833	—	—	1,833
Unrealized gain on available-for-sale investments	—	—	—	—	489	489
Excess tax benefits	—	—	4,563	—	(186)	4,377
Foreign currency translation adjustment	—	—	—	—	456	456
Stock-based compensation	—	—	17,928	—	—	17,928
Net loss	—	—	—	(15,088)	—	(15,088)

Balance, December 31, 2006	31,393	$3	$1,712,897	$(1,035,613)	$1,278	$678,565

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities:
Net income (loss)	$(15,088)	$159,368	$82,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	—	(31,399)
Restructuring	62,316	—	222
Depreciation and amortization	28,296	24,326	16,894
Stock-based compensation	16,863	—	981
Deferred income taxes	(39,001)	(26,931)	—
Other	248	464	(620)
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combinations:
Accounts receivable	(7,180)	(13,585)	(29,800)
Notes and other receivables	570	16,853	(2,914)
Prepaid expenses and other current assets	315	(8,535)	967
Other long-term assets	(1,435)	(1,190)	(543)
Accounts payable	1,842	2,244	(1,749)
Accrued expenses and other current and long-term liabilities	(7,243)	5,913	14,806
Deferred revenue	3,037	(1,340)	1,863

Net cash provided by operating activities	43,540	157,587	51,109
Investing Activities:
Purchases of property and equipment	(22,600)	(16,969)	(10,410)
Purchase of intangible assets	(320)	—	—
Business acquisitions, net of cash acquired	—	(26,364)	(130,607)
Other long-term assets	—	(4,495)	—
Proceeds from sale of discontinued operations	—	—	82,000
Proceeds from sale of assets and equity investments	35	293	2,339
Proceeds from sales and maturities of investments	298,288	202,947	446,363
Purchases of investments	(313,883)	(188,964)	(499,204)

Net cash used by investing activities	(38,480)	(33,552)	(109,519)
Financing Activities:
Common stock repurchases	—	(70,393)	—
Proceeds from exercise of stock options	3,599	12,614	31,601
Proceeds from issuance of stock through employee stock purchase plan	1,833	1,512	1,146

Net cash provided (used) by financing activities	5,432	(56,267)	32,747

Net increase (decrease) in cash and cash equivalents	10,492	67,768	(25,663)
Cash and cash equivalents, beginning of period	153,013	85,245	110,908

Cash and cash equivalents, end of period	$163,505	$153,013	$85,245

Cash paid for income taxes:	$782	$3,644	$943

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005, and 2004

Note 1:    Summary of Significant Accounting Policies

Description of the business:    InfoSpace, Inc. (the “Company” or “InfoSpace”) uses its technology, including metasearch, to power its branded Web sites and provide private-label online search and directory services to its distribution partners. The Company also is a provider and publisher of mobile content, products and services assisting consumers with finding information, personalization and entertainment on the mobile phone.

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

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. Auction Rate Securities and all debt instruments with original maturities greater than three months up to one year from the balance sheet date are considered Short-term investments. Other investments maturing after one year from the balance sheet date are considered Long-term investments. The Company accounts for investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006 and 2005, the Company’s Short-term and Long-term investments are classified as available-for-sale and are reported at their fair market value, with changes in fair value reported in Other comprehensive income (loss).

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	3 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company has capitalized certain internal use software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs capitalized primarily consist of employee salaries and benefits allocated on a project or product basis. The Company capitalized $2.3 million, $2.8 million, and $1.9 million of internal-use software costs in the years ended December 31, 2006, 2005, and 2004, respectively.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Valuation of goodwill and intangible assets:    In accordance with SFAS No. 142, Goodwill and Intangible Assets, the Company evaluates Goodwill and Other intangible assets at least annually to determine whether there has been any impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company’s assets might not be recoverable. The Company also accounts for definite-lived intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the year ended December 31, 2006, impairments of other intangible assets of $12.6 million and goodwill of $31.9 million were recorded.

Other investments:    The Company has invested in equity investments of privately-held companies for business and strategic purposes. As of December 31, 2006 and 2005, the Company has an investment with a carrying value of $2.1 million in a privately-held company, which also includes a warrant to purchase shares in such company. Investments in companies whose securities are not publicly traded are recorded at cost. Warrants held by the Company to purchase equity securities are included in the Consolidated Balance Sheets at their fair value with changes in fair value recorded as Gains or losses on investments in the Consolidated Statement of Operations. Realized gains are recorded based on the identified specific cost of the investment sold. The Company does not exercise significant influence over the operating or financial policies of any of the non-public companies in which it has invested and therefore accounts for such investments under the cost method and records the investment in Other long-term assets. The Company accounts for these investments in equity instruments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, which provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary.

Stock-based compensation:    On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants and purchases of stock made pursuant to the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the years ended December 31, 2005 and 2004 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Financial Statements for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant.

In November 2005, the Financial Accounting Standards Board issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP No. 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

alternative transition method includes simplified methods to establish the beginning balance of the additional paid in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Revenues:

Online revenue:    The Company generates revenues from its online search, yellow page and white page services. Revenues are generated when an end user of its services generates a paid search on one of the Company’s owned and operated Web sites or through a distribution partner’s Web property, in which the Company offers its private label online search and directory products and services for distribution partners to offer on its Web properties. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to the Company.

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

For distribution partner arrangements, whereby the Company shares a portion of the revenues earned through a distribution partner’s Web property, revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. The Company recognizes the cost of revenue share payments to the distribution partners in Content and distribution expense. Typically, revenue share expenses are based on a contracted rate per paid search or as a percent of gross revenue earned by the Company.

Mobile revenue:    The Company earns revenue, typically from its agreements with mobile operators, from its content delivery services, which include both product downloads and subscriber usage, hosting and maintenance services and professional services and from sales of its media download products.

Subscriber usage fee revenue is generated based on the end users usage of the Company’s messaging or browsing services. Revenue from professional services is recognized in the period in which the work is completed and accepted by the customer. Professional services are typically contracted at hourly rates, which are consistently applied, although differ by geographic region. Revenue for hosting services and maintenance of such services is recognized in the period in which the service is provided. The Company has entered into certain contracts that include set-up or integration fees and/or development fees, which are invoiced at the commencement of the agreement. Although these fees are sometimes paid to the Company at the commencement of the agreement, they are recognized ratably over the term of the agreement.

The Company’s revenue from product downloads is generated when end users purchase media download products, such as ringtones, graphics or games, via their mobile phones. The agreements with the mobile operators provide that the mobile operators are responsible for billing and collecting from the end users, and remitting fees to the Company, for the purchase of the product download that the Company licenses or as a service fee for delivering a media download product that the mobile operator licenses directly. In accordance with EITF 99-19, the Company recognizes revenue, and a corresponding expense, for transactions in which the Company acts as a principal and directly licenses content from the license holder(s). The Company records revenue on a net basis for transactions in which the Company acts as an agent and delivers content that the mobile operator licenses directly from the license holder(s).

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

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

For licensing and royalty agreements to secure the content for media download products, the Company records licensing and royalty expense in Content and distribution expense in the period in which the content or product is delivered. Certain agreements are based on a flat fee for a contracted period of time and these content expenses are recorded ratably over the contract period.

System and network operation expenses:    System and network operation expenses are costs associated with the delivery, maintenance and support of the Company’s products, services and infrastructure and principally consists of personnel costs, which include salaries, benefits and other employee related costs, and temporary help and contractors to augment staffing needs, communication costs, such as high-speed Internet access and hosting, equipment maintenance and repair, and professional service fees.

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

General and administrative expenses:    General and administrative expenses consist principally of personnel costs, professional service fees, which include legal, audit, and Securities and Exchange Commission (“SEC”) and Sarbanes-Oxley Act compliance fees, occupancy and general office expenses, and general business development and management expenses.

Advertising costs:    Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $10.2 million, $7.6 million, and $5.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Restructuring charges:    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the closures of certain Company facilities. During 2006, the Company committed to a plan to make operational changes, which included a reduction in workforce and, as part of the workforce reduction, consolidation of facilities. Charges associated with this restructuring plan are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Changing business conditions may affect the assumptions related to the timing and extent of restructuring activities. The Company will review the status of these activities on a quarterly basis and, if appropriate, record changes based on updated estimates. Included in Restructuring for 2006 are costs related to the impairment of goodwill and other intangible assets, employee separation costs, losses on contractual commitments, estimated future lease losses, and impairments of leasehold improvements and fixed assets.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Other, net:    Other, net consists of costs and/or charges that are not directly associated with other revenues or operating expense classifications. There were no Other, net charges in the years ended December 31, 2006 and 2005. Other, net in the year ended December 31, 2004, of $3.2 million, primarily consists of the settlement of a litigation matter concerning promissory notes due from a former officer of the Company, resulting in a gain of $3.9 million, which was partially offset by a charge of $1.2 million related to the separation of a former executive officer.

Gain on equity investments:    Gain on equity investments consists of gains from changes in the fair values of derivative instruments held by the Company and the other-than-temporary impairment of equity instruments. The Company recorded impairment charges totaling $0, $0, and $916,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The impairment charges are reflected in Gain on investments in the Consolidated Statements of Operations.

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

Gain on investments, net is comprised of the following for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Other-than-temporary investment impairments	$—	$—	$(916)
Increase in fair value of warrants	—	154	1,341

	$—	$154	$425

Other income, net:    Other income, net for the years ended December 31, 2006, 2005, and 2004, consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Interest income	$19,628	$11,250	$4,698
Gain on litigation settlement	—	79,297	—
Foreign currency exchange gain (loss)	(42)	(1,131)	456
Other items, net	(205)	(94)	(163)

Other income, net	$19,381	$89,322	$4,991

On March 25, 2005, the Company received proceeds of $83.2 million from the settlement of several outstanding litigation matters. The Company recognized a gain of $79.3 million, comprised of the settlement proceeds and interest, less $3.9 million in legal fees. In January 2005, the Company recognized a foreign exchange loss in connection with an acquisition of a business.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Income from discontinued operations and gain on sale of discontinued operations:    In 2004, the Company completed the sale of its Payment Solutions business and has reflected the results of operations from its Payment Solutions business as discontinued operations for all periods presented. For the year ended December 31, 2004, the Company recorded income from the operating results of Payment Solutions of $2.3 million and the Company recorded a gain on the sale of Payment Solutions of $29.1 million.

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

	Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding, basic	31,254,357	32,284,100	32,108,577
Dilutive stock options and warrants	—	3,331,830	4,432,258

Weighted average common shares outstanding, diluted	31,254,357	35,615,930	36,540,835

Stock options and warrants excluded as antidilutive	6,323,071	3,051,342	1,818,887

Other Comprehensive Income:    Comprehensive income includes Net income, plus items that are recorded directly to stockholders’ equity, including foreign currency translation adjustments and the net change in unrealized gains and losses on short-term and long-term investments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of Net income in the period realized. For the years ended December 31, 2006 and 2005, the Company recorded a loss of $42,000 and $1.1 million, respectively. For the year ended December 31, 2004, the Company recorded a gain of $540,000. Components of Other comprehensive income included on the Consolidated Balance Sheets at December 31, 2006 and 2005 consist of the following (in thousands):

	December 31,
	2006	2005
Unrealized gain on foreign currency translation	$1,423	$967
Unrealized gain (loss) on available-for-sale investments	41	(448)
Cumulative tax effect on unrealized gain on available-for-sale investments	(186)	—

	$1,278	$519

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

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

Revenue concentration:    The Company derives a significant portion of its revenues from a small number of customers. Revenues from the top ten customers of the Company represent 94%, 90%, and 89% of total revenues in the years ended December 31, 2006, 2005, and 2004, respectively. The number of customers that accounted for more than 10% of total revenues in the years ended December 31, 2006, 2005, and 2004 were three, three, and four, respectively. For the year ended December 31, 2006, two customers of the Online business unit accounted for approximately 27% and 14% of total Company revenues and one customer of the Mobile business unit accounted approximately 35% of total Company revenues. For the year ended December 31, 2005, two customers of the Online business unit accounted for approximately 25% and 16% of total Company revenues and one customer of the Mobile business unit accounted approximately 28% of total Company revenues. For the year ended December 31, 2004, two customers of the Online business unit accounted for approximately 26% and 19% of total Company revenues and one customer of the Mobile business unit accounted for approximately 18% of total Company revenues, and one customer of both the Online and Mobile business units accounted for approximately 12% of total Company revenues. At December 31, 2006 and 2005, two customers each accounted for more than 10% of the accounts receivable balance.

Fair value of financial instruments:    Financial instruments consist primarily of Cash and cash equivalents, Investments, Notes and other receivables, Prepaid expenses and other assets, Accounts payable, Accrued expenses and other current liabilities, Deferred revenues and warrants in other entities. The carrying amount of financial instruments not recorded at fair value on the Consolidated Balance Sheets approximates the fair value of such instruments.

Derivative instruments:    The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on the Company’s Consolidated Statement of Operations.

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which Deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company evaluates the Deferred tax assets for future realization and reduce them by a valuation allowance to the extent management of the Company believes a portion will not be realized. Management considers many factors when assessing the likelihood of future realization of our Deferred tax assets including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to for tax reporting purposes, and other relevant factors. Due to the size of the net operating loss carryforwards, their expiration beginning in 2020, and the Company’s recent level of annualized profitability, management has determined that sufficient uncertainty exists regarding the realizability of all of the Deferred tax assets and has provided a partial valuation allowance. The Company will continue to evaluate the likelihood of the realization of the Deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the assessment may conclude that the remaining portion of the Deferred tax assets are more likely than not

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

realizable. At December 31, 2006 and 2005, the Company had released $68.8 million and $25.0 million of the valuation allowance, respectively. In 2006, $35.6 million related to goodwill, $28.6 million related to net operating loss carryforwards, and $4.6 million related to equity. In 2005, the entire valuation allowance released of $25.0 million related to net operating loss carryforwards.

Reclassification:    Certain reclassifications have been made to the balances in the accompanying consolidated financial statements to conform to the 2006 presentation. The reclassifications consisted of aggregating certain currently immaterial captions on the Company’s Statements of Cash Flows and reclassifications to the Company’s segment reporting due to operational changes. Those reclassifications did not impact previously reported Revenues, Total operating expenses, Operating income (loss), Net income (loss), Total assets, Total liabilities, or Stockholders’ equity.

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

Note 2:    Balance Sheet Components

Short-term investments classified as available-for-sale at December 31, 2006 and 2005 consist of the following, stated at fair market value (in thousands):

	December 31,
	2006	2005
Corporate notes and bonds	$11,928	$21,008
U.S. Government securities	140,636	100,367
Auction rate securities	85,880	100,985

	$238,444	$222,360

Maturity information is as follows for investments classified as available-for-sale at December 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$152,538	$52	$(26)	$152,564
Auction Rate Securities	85,880	—	—	85,880

Total	$238,418	$52	$(26)	$238,444

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

At December 31, 2005, there were no gross unrealized gains and gross unrealized losses were $472,000.

	December 31,
	2006	2005
	(in thousands)
Property and equipment
Computer equipment and data center	$52,709	$41,580
Purchased software	21,134	19,238
Internally developed software	8,259	6,448
Office equipment	2,836	2,679
Office furniture	3,804	3,463
Leasehold improvements and other	7,943	6,170

	96,685	79,578
Accumulated depreciation	(67,020)	(52,897)

	29,665	26,681
Capital projects in progress	3,547	208

	$33,212	$26,889

Accrued expenses and other current liabilities
Accrued distribution partner obligations	$33,731	$36,919
Accrued restructuring	10,222	—
Salaries and related expenses	5,884	6,613
Customer deposits	4,329	2,729
Accrued legal and other consulting expenses	1,804	1,753
Other	5,186	3,903

	$61,156	$51,917

Note 3:    Stockholders’ Equity

Stock Incentive Plans

The Company’s stock incentive plans generally provide employees, officers, directors, independent contractors and consultants of the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of Section 422 of the Internal Revenue Code of 1986, as amended (nonqualified stock options). The plans also provide for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the plans authorize the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. The stock incentive plans are administered by the Compensation Committee, which is composed of non-employee directors.

1996 Plan:    The Company primarily has one stock plan that was used for grants during 2006, 2005, and 2004. Options granted in 2006 under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) vest over two or four years, with either 50% or 25% vesting one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. Options granted prior to 2006 under the 1996 Plan typically vest over four years, either 25% one year from the date of grant and ratably thereafter on a monthly basis or 25% one year from the date of grant and ratably thereafter on a semi-annual basis, and expire

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

seven or ten years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan. On December 5, 2006, the 1996 Plan was amended to permit grants of restricted stock units (“RSUs”). RSUs granted under the 1996 Plan in 2006 are scheduled to vest over two years with 50% vesting at the end of the first year and 50% vesting at the end of the two-year period.

2001 Plan:    In February 2001, the Company implemented the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted in 2006 under the 2001 Plan expire seven years from the date of the grant and vest over three years, with 33% vesting one year from the date of grant and ratably thereafter on a semi-annual basis. Options granted prior to 2006 under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis for the first 24 months and the remaining 50% balance vesting at the end of the two-year period.

Plans assumed through acquisition:    In addition to the plans described above, the Company has five option plans assumed through acquisitions by InfoSpace and Go2Net, Inc. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six years from the date of grant.

A summary of the general terms of options to purchase common stock and RSUs previously granted under these plans, including options outstanding and available for grant at December 31, 2006, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan	Other Plans
Requisite service period in years	4 or less	3 or less	4	4
Life in years	7 or 10	7 or 10	6	6 or 10
Options and RSUs outstanding at December 31, 2006	9,164,450	963,824	294,050	864
Options and RSUs available for grant at December 31, 2006	1,930,941	842,732	162,901	—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Options:    Activity and pricing information regarding all options, excluding the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan (the “Tandem Plan”), are summarized as follows:

	Option	Weighted Average Exercise Price
Outstanding December 31, 2003	7,327,963	$24.46
Granted	2,179,525	38.56
Cancelled	(1,094,932)	39.86
Exercised	(1,396,154)	22.79

Outstanding December 31, 2004	7,016,402	26.76
Granted	3,308,050	34.56
Cancelled	(1,587,838)	34.06
Exercised	(702,539)	17.65

Outstanding December 31, 2005	8,034,075	29.33
Granted	3,536,650	24.06
Cancelled	(2,223,243)	29.66
Exercised	(279,664)	12.90

Outstanding December 31, 2006	9,067,818	$27.70

Options exercisable, December 31, 2006	5,531,799	$30.06

All grants in 2006, 2005, and 2004 were made at an exercise price equal to the market price at the date of grant. Additional information regarding options outstanding for all plans, excluding the Tandem Plan, as of December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.22 – 14.99	1,804,441	4.54	$11.72	1,700,049	$11.60
$15.00 – 17.99	92,046	3.54	$15.56	68,983	$15.56
$18.00 – 19.99	89,402	3.90	$19.42	56,804	$19.45
$20.00 – 21.99	554,514	6.42	$21.61	45,514	$21.76
$22.00 – 24.99	2,991,400	5.72	$24.08	835,788	$23.99
$25.00 – 29.99	742,338	5.97	$26.74	115,671	$26.19
$30.00 – 33.99	260,876	4.90	$31.84	176,189	$31.63
$34.00 – 675.00	2,532,801	4.20	$45.30	2,532,801	$45.30

Total	9,067,818	5.06	$27.70	5,531,799	$30.06

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

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

Restricted Stock Units:    Activity and weighted average grant date fair value information regarding all restricted stock unit grants are summarized as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 31, 2005	—	$—
Granted	1,355,970	20.38
Cancelled	(600)	(20.38)
Exercised	—	—

Outstanding December 31, 2006	1,355,370	$20.38

Tandem Plan:    On April 17, 2000, the Company initiated the Tandem Plan, a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. (“Saraide”), a subsidiary of the Company. Under the Tandem Plan, Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to exercise the Saraide option or the InfoSpace option. Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 1,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. As of December 31, 2006, no shares of InfoSpace common stock remain available for grant of options under the Tandem Plan.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Option	Weighted Average Exercise Price
Outstanding December 31, 2003	9,267	$454.38
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding December 31, 2004	9,267	454.38
Granted	—	—
Cancelled	(8,000)	454.38
Exercised	—	—

Outstanding December 31, 2005	1,267	454.38
Granted	—	—
Cancelled	(267)	454.38
Exercised	—	—

Outstanding December 31, 2006	1,000	$454.38

Options exercisable, December 31, 2006	1,000	$454.38

Warrants:    The Company also has outstanding warrants to purchase 1,837,109 shares of common stock issued in connection with the Company’s 1998 private placement offerings and agreements to provide white pages directory and classified information services. These warrants can be exercised at any time until their expirations dates, which are between May and August 2008. For the years ended December 31, 2006, 2005, and 2004, no warrants were exercised, and at December 31, 2006 the warrants outstanding have exercise prices as follows:

Range of Exercise Prices	Number Outstanding
$5.00	742,211
$7.50	324,718
$12.50	324,718
$15.00	445,462

Total Warrants Outstanding	1,837,109

Other Plans:

1998 Employee Stock Purchase Plan:    The Company adopted the ESPP in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 94,404, 60,058, and 58,694 shares issued for the ESPP periods that ended in 2006, 2005, and 2004, respectively. During the year ended December 31, 2006, financing cash generated for the purchase of shares through the ESPP amounted to $1.8 million. The Company issues new shares upon purchase through the ESPP.

Stock Repurchase Plan:    On May 30, 2006, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $100 million of its common stock in open-market transactions during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Under the repurchase plan, during 2006, the Company did not repurchase any shares.

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

Note 4:    Stock-based Compensation Expense

For the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense related to stock options and RSUs of $16.9 million, $0, and $1.6 million, respectively. To estimate compensation expense which would have been recognized under SFAS No. 123 for the years ended December 31, 2005 and 2004 and the compensation cost that was recognized under SFAS No. 123(R) for the year ended December 31, 2006, the Company used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	4.38% - 5.07%	3.85% - 4.39%	2.99% - 3.72%	4.13% - 4.84%	2.77% - 3.73%	1.01% - 1.78%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Volatility	52% - 88%	63% -69%	64% -67%	30% -35%	58% -79%	63% - 78%
Expected life	2.8 years	3.3 years	3.4 years	6 months	6 months	6 months

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the future. The expected volatility is based on historical volatility of the Company’s stock for the related expected life of the option. The expected life of the equity award is based on historical experience.

As of December 31, 2006, total unrecognized stock-based compensation cost related to unvested stock options and unvested RSUs was $63.3 million, which is expected to be recognized over a weighted average period of approximately 13 months. Total unrecognized stock-based compensation cost related to unvested stock options was $36.0 million, which is expected to be recognized over a weighted average period of approximately 13 months. Total unrecognized stock-based compensation cost related to unvested RSU grants was $27.3 million, which is expected to be recognized over a weighted average period of approximately 18 months.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

The Company has included the following amounts for stock-based compensation cost, including the cost related to the ESPP, in the accompanying Consolidated Statements of Operations for the year ended December 31, 2006 (amounts in thousands):

Year Ended December 31, 2006
Systems and network operations	$1,646
Product development	2,662
Sales and marketing	4,772
General and administrative	7,783

Total	$16,863

Basic and diluted pre-tax earnings per share impact	$0.54

Excluded from the amounts above is $824,000 of expense included in Restructuring, resulting from options held by terminated employees and $242,000 that was capitalized as part of internally developed software. The total tax expense recognized related to stock-based compensation for 2006 was $139,000 and no Financing cash flow was generated.

Stock-based compensation expense recognized during the year ended December 31, 2006 includes (1) compensation expense for awards granted prior to, but not yet fully vested as of, January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes stock-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were, in substance, a multiple share-based award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model.

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the years ended December 31, 2005 and 2004 would have been as follows (amounts in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net income as reported	$159,368	$82,401
Stock-based compensation, as reported	—	1,575
Total stock-based compensation determined under fair value based method for all awards	(60,180)	(36,314)

Pro forma income	$99,188	$47,662

Basic net income per share, as reported	$4.94	$2.57
Diluted net income per share, as reported	$4.47	$2.26
Pro forma basic net income per share, SFAS No. 123	$3.07	$1.48
Pro forma diluted net income per share, SFAS No. 123	$2.85	$1.35

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Weighted average fair value for options granted in the years ended December 31, 2006, 2005, and 2004 was $10.40, $16.65, and $18.30 per share, respectively. The Company issues new shares upon exercise of options to purchase common stock and vesting of restricted stock units.

Total intrinsic value of options exercised to purchase common stock in the years ended December 31, 2006, 2005, and 2004 was $6.7 million, $12.4 million, and $31.8 million, respectively. The total intrinsic value of the 9,068,818 options outstanding at December 31, 2006 was $16.5 million and the options outstanding have a weighted average remaining contractual term of 5.1 years. The total intrinsic value of the 1,355,370 restricted stock units outstanding at December 31, 2006 was $27.8 million and the restricted stock units outstanding have a weighted average remaining contractual term of 1.5 years. The total intrinsic value of the 5,532,799 options exercisable at December 31, 2006 was $15.5 million and the options exercisable have a weighted average remaining contractual term of 4.5 years. Cash generated from the exercise of stock options amounted to $3.6 million for the year ending December 31, 2006.

Note 5:    Business Combinations

The following presents information regarding the Company’s business combinations for the years ended December 31, 2006, 2005, and 2004, including information about the allocation of purchase price from these transactions.

Fiscal Year 2006

No business combinations were entered into during the year ended December 31, 2006.

Fiscal Year 2005

elkware GmbH.    On January 7, 2005, the Company acquired elkware GmbH, a mobile gaming company, at a cost of 20.0 million euros in cash. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$2,157
Liabilities assumed	(1,919)

Fair value of tangible net assets acquired	238
Fair value adjustments to intangible assets	13,164

Total fair value of net assets acquired	$13,402

Purchase price:
Cash	$26,354
Acquisition costs	1,027
Deferred tax liability	4,607
Less fair value of net assets acquired	(13,402)

Excess of purchase price over net assets acquired, allocated to Goodwill	$18,586

In December 2004, due to the significant fluctuations in the exchange rate of the U.S. dollar to the euro, the Company entered into a forward exchange contract to mitigate its foreign currency exposure. At December 31,

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

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

Fiscal Year 2004

IOMO Limited.    On December 1, 2004, the Company acquired all of the outstanding stock of IOMO Limited, a mobile games company, for 8.0 million British pounds in cash, plus acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$2,254
Liabilities assumed	(919)

Fair value of tangible net assets acquired	1,335
Fair value adjustments to intangible assets	7,850

Total fair value of net assets acquired	$9,185

Purchase price:
Cash	$15,384
Acquisition costs	247
Deferred tax liability	2,355
Less fair value of net assets acquired	(9,185)

Excess of purchase price over net assets acquired, allocated to Goodwill	$8,801

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

On January 22, 2007, the Company sold the assets acquired from Atlas Mobile for $1.5 million.

Switchboard Incorporated.    On June 3, 2004, the Company acquired Switchboard Incorporated (“Switchboard”), a provider of local online advertising and Internet based yellow pages. The Company acquired all of the outstanding stock of Switchboard for $7.75 per share in cash totaling $159.4 million, plus transaction fees of $6.0 million, for an aggregate purchase price of $165.4 million. The Company acquired Switchboard to further expand its presence in the online directory industry, because of Switchboard’s brand name and trade recognition and existing traffic base, among other items. At the acquisition date, Switchboard had $56.4 million in cash and marketable securities and no debt.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

(in thousands)
Tangible assets acquired	$59,565
Liabilities assumed	(2,927)

Fair value of tangible net assets acquired	56,638
Fair value adjustments to intangible assets	22,925

Total fair value of net assets acquired	$79,563

Purchase price:
Cash	$159,392
Acquisition costs	6,031
Deferred tax liability	5,390
Less fair value of net assets acquired	(79,563)

Excess of purchase price over net assets acquired, allocated to Goodwill	$91,250

The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. The Company evaluates the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable. The goodwill acquired will be tested for impairment at least annually, with the Company’s other indefinite-lived intangible assets.

Note 6:    Goodwill and Intangible Assets

The following table provides information about activity in Goodwill by reporting unit for the period from January 1, 2005 to December 31, 2006 (in thousands):

	Mobile	Online	Total
Goodwill as of January 1, 2005	$18,611	$140,199	$158,810
Goodwill associated with elkware acquisition	18,586	—	18,586
Goodwill adjustments associated with Switchboard acquisition	—	(153)	(153)
Goodwill adjustments associated with IOMO acquisition	(264)	—	(264)

Goodwill as of December 31, 2005	$36,933	$140,046	$176,979
Adjustments for deferred taxes associated with acquisitions	(5,030)	—	(5,030)
Adjustments for deferred taxes associated with reduction of valuation allowance	—	(35,622)	(35,622)
Goodwill impairment	(31,903)	—	(31,903)

Goodwill as of December 31, 2006	$—	$104,424	$104,424

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Other intangible assets consisted of the following (in thousands):

	December 31, 2006				December 31, 2005
	Gross carrying Amount	Accumulated amortization	Impairment	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Core technology	$13,465	$(10,775)	$(1,839)	$851	$17,062	$(11,067)	$5,995
Customer relationships	22,697	(9,615)	(10,258)	2,824	39,947	(20,089)	19,858
Other	7,587	(6,754)	(526)	307	13,617	(10,973)	2,644

Total definite-lived intangible assets	43,749	(27,144)	(12,623)	3,982	70,626	(42,129)	28,497
Indefinite-lived intangible assets	15,583	—	—	15,583	15,583	—	15,583

Total	$59,332	$(27,144)	$(12,623)	$19,565	$86,209	$(42,129)	$44,080

Assuming the Company does not acquire businesses or intangible assets in the future, Amortization of definite-lived intangible assets is expected to be $4.0 million in 2007, which will completely amortize all definite-lived intangible assets recorded at December 31, 2006.

Impairment Analysis

In the year ended December 31, 2006, as part of its restructuring, the Company evaluated its intangible assets and recorded an impairment charge of $12.6 million related certain definite-lived intangible assets acquired in acquisitions and, accordingly, the Company determined that an impairment occurred and, in addition, as part of the restructuring, Goodwill was evaluated and an impairment charge of $31.9 million was recorded. These impairments are recorded in Restructuring.

In the years ended December 31, 2006, 2005, and 2004, the Company conducted its annual impairment analysis for goodwill and indefinite-lived intangible assets as of November 30, 2006, 2005, and 2004 and determined that the carrying value of its goodwill and indefinite-lived intangible assets, other than in connection with its 2006 restructuring, was not impaired. The annual impairment analysis is based on a valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

Note 7:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2013. Rent expense under operating leases totaled $6.1 million, $5.4 million, and $3.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Minimum lease payments required	$7,623	$5,254	$6,888	$6,753	$5,706	$5,466	$37,690
Less sublease income	(112)	—	—	—	—	—	(112)

Net lease payments required	$7,511	$5,254	$6,888	$6,753	$5,706	$5,466	$37,578

As of December 31, 2006, the Company has pledged $4.4 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Litigation

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleged various statutory and common law claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, defendant John Richards, a former Company employee, asserted a third-party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. In January 2005, the plaintiff, Jain and the Company settled all of their respective claims including Jain’s claim for indemnification against the Company and any potential claims that Enger could bring against the Company. The settlement was paid entirely by the Company’s insurance. Richards’ claim for indemnification was not a part of the settlement agreement. On March 16, 2005, the trial court entered a judgment in Richards’ favor of less than $500. Enger appealed that judgment to the Washington Court of Appeals, which rejected Enger’s appeal. Enger is seeking review in the Washington Supreme Court. The Company believes it has meritorious defenses to Richards’ claim for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On March 26, 2004, a complaint entitled Alexander Hutton Capital, L.L.C. v. John Richards, Naveen Jain, et al., was filed in the Superior Court of the State of Washington (King County). Plaintiff did not name the Company as a defendant. As in the Enger v. Richards case (above) to which it is related, this action alleges various statutory and common law claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In July 2004, Richards asserted a third party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. The Court dismissed on summary judgment certain of plaintiff’s claims and theories of recovery and issued rulings limiting plaintiff’s damages. In February 2005, the plaintiff, the Jains and the Company settled their respective claims, including the Jains’ claim for indemnification against the Company and any potential claim that Hutton could bring against the Company. The settlement was paid entirely by the Company’s insurance. On July 22, 2005, the Court granted Richards’ motion to dismiss his claim for indemnification without prejudice. Hutton prevailed against Richards at trial and judgment was entered against Richards for approximately $3 million. Richards appealed and then dismissed his appeal on February 2, 2007.

On January 11, 2007, EMI Entertainment World, Inc. and its associated music publishers filed a lawsuit against the Company and several alleged subsidiaries or predecessors-in-interest in the United States District Court for the Southern District of New York. The plaintiffs charge that the Company breached two ringtone license agreements by underpaying royalties, fraudulently reported the amount of royalties owed, and infringed the plaintiffs’ copyrights by making unlicensed use of the plaintiffs’ works. The plaintiffs claim in excess of $10 million in damages for the alleged breaches of contract, unspecified compensatory and punitive damages for the

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

alleged fraud, and in excess of $100 million in statutory damages for alleged copyright infringement. The lawsuit is at its initial stages and the Company is conducting its factual investigation. Based on its knowledge to date, the Company believes that the plaintiffs’ claims are without merit and that it has meritorious defenses to them and intends to vigorously defend the suit, however, litigation is inherently uncertain and the Company may not prevail in this matter. The Company has filed a motion to dismiss several claims and several entities from the suit. That motion has not yet been set for hearing.

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

The Company periodically enters into agreements that require minimum performance commitments. The Company’s management believes that the likelihood is remote that any such arrangements will have a significant adverse effect on its financial position or liquidity. Accordingly, the Company has not recorded a liability related to these contingencies.

Note 8:    Income Taxes

Income tax benefit from continuing operations consists of the following for the years ending December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current
U.S. federal	$309	$2,522	$(4)
State	282	1,006	—
International	(128)	(72)	(25)

Total current expense (benefit)	$463	$3,456	$(29)

Deferred
U.S. federal	$(38,367)	$(25,000)	$—
State	(634)	—	—
International	—	(1,931)	—

Total deferred benefit	(39,001)	(26,931)	—

Benefit for income taxes, net, relating to continuing operations	$(38,538)	$(23,475)	$(29)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Income tax benefit recognized during the year ended December 31, 2006 was primarily due to the effect of the reduction in the valuation allowance of $28.6 million, related to its net operating losses, a tax benefit for current operations partially offset by a tax expense for Federal alternative minimum, state and international taxes.

The Income tax benefit from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ending December 31, 2006, 2005, and 2004 as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Income tax provision (benefit) at federal statutory rate of 35%	$(18,769)	$47,563	$28,830
International	—	—	1,743
State, net of federal benefit	183	679	—
Nondeductible goodwill	8,210	—	18,122
Change in valuation allowance—current operations	—	(45,933)	(47,630)
Decrease in beginning of year valuation allowance balance	(28,643)	(25,000)	—
Other	481	(784)	(1,094)

Benefit for income taxes, net	$(38,538)	$(23,475)	$(29)

The tax effect of temporary differences and net operating loss carry forwards that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Current	$2,429	$860
Non-current:
Net operating loss carryforwards	381,187	379,714
Tax credit carryforwards	3,223	2,913
Depreciation and amortization	32,883	23,643
Capital loss carryforwards	16,136	17,917
Other, net	5,580	746

Total non-current	439,009	424,933

Total gross deferred tax assets	441,438	425,793

Valuation allowance	(337,438)	(400,793)

Net deferred tax assets	$104,000	$25,000

Deferred tax liabilities (non-current):
Intangible assets	(5,390)	(10,421)
Other	(112)	—

Total gross deferred liabilities	(5,502)	(10,421)

Net deferred tax assets	$98,498	$14,579

At December 31, 2006 and 2005, the Company provided a valuation allowance for its net deferred tax assets for which significant uncertainty exists regarding the ultimate realization. The Company evaluates its deferred

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

tax assets for future realization and reduces it by a valuation allowance to the extent significant uncertainty exists. Many factors are considered when assessing the likelihood of future realization of deferred tax assets including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. At December 31, 2006, the Company determined it was more likely than not that a portion of the operating assets would be realizable in the foreseeable future. Accordingly, the Company has reduced its valuation allowance related to its operating loss deferred tax assets and recognized an income tax benefit of $28.6 million. The net change in the valuation allowance during the years ended December 31, 2006 and 2005 was $63.4 million and $77.3 million, respectively.

As of December 31, 2006, the Company’s U.S. federal net operating loss carryforward for income tax purposes was approximately $1 billion, of which $877 million pertains to certain net operating loss carryforwards related to stock-based tax deductions in excess of amounts recognized for financial reporting purposes. When the net operating loss carryforwards related to stock-based tax deductions are recognized, the income tax benefit of those losses is accounted for as a credit to Stockholders’ equity on the Consolidated Balance Sheets rather than the Consolidated Statements of Operations.

If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

Note 9:    Restructuring

Restructuring charges were $62.3 million, $0, and $222,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

In 2006, the Company announced that one of its carrier partners plans to develop direct licensing relationships with the major record labels beginning in 2007. The Company expects that these direct relationships will have a material negative impact on its revenues and operating results. As a result, during 2006, the Company committed to a plan to make operational changes to its business to align costs with expected future revenues, which included a reduction of its workforce and consolidation of its facilities. The Company recorded charges for severance, facilities, probable losses for contractual minimum royalties or fees for licensed mobile content, and a charge for certain fixed assets, including leasehold improvements and internally developed software, which were abandoned in 2006. Internally developed software impairment charges were $562,000. Restructuring also includes the costs associated with the closing of its office in Hamburg, Germany announced by the Company during September 2006. As a result, the Company recorded an aggregate charge of $62.3 million in Restructuring in 2006.

During 2004, the Company recorded an adjustment to its reserves related to a restructuring charge in 2003, to adjust its estimated reserves for its future excess facilities costs.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Restructuring for the years ended December 31, 2006, 2005, and 2004 consists of the following (in thousands):

	Years Ended December 31,
Type	2006	2005	2004
Impairment of goodwill	$31,903	$—	$—
Impairment of other intangible assets	12,623	—	—
Employee separation costs	8,687	—	(31)
Stock-based compensation	824	—	—
Losses on contractual commitments	5,671	—	—
Estimated future lease losses	1,667	—	253
Impairment of leasehold improvements and fixed assets	941	—	—

	$62,316	$—	$222

At December 31, 2006, the accrued liability associated with the restructuring related charges was $10.2 million and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Reserve balance at December 31, 2004	$—	$—	$226	$226
Adjustments	—	—	(152)	(152)
Payments in 2005	—	—	(74)	(74)

Reserve balance at December 31, 2005	—	—	—	—
Accrued restructuring charges	8,687	3,673	1,657	14,017
Payments in 2006	(2,753)	(835)	(207)	(3,795)

Reserve balance at December 31, 2006	$5,934	$2,838	$1,450	$10,222

Note 10:    Business Unit Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating business units in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In January 2006, the Company realigned its operations to a functional organization structure and combined the functional operations of its two separate business units, Mobile and Search & Directory, to leverage its search and directory technology to its mobile products, services and distribution channels. This resulted in a change in the way it presents financial information to its chief operating decision maker, reflecting how management measures operating performance. The Company presents revenues consistent with the historical presentation, Online (formerly referred to as Search & Directory) and Mobile and, additionally, presents segment Content and distribution costs and segment gross profit, which is equal to Revenues less Content and distribution costs for each of the two segments. Content and distribution costs consist principally of revenue sharing arrangements with the Company’s Online distribution partners as well as certain content and data licenses and costs related to royalty and license fees related to the Company’s Mobile products for items such as ringtones, graphics and games, and other content or data licenses. Additionally, the Company does not allocate Systems and network operations expenses,

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Product development expenses, Sales and marketing expenses, General and administrative expenses, Depreciation, Amortization of intangible assets, Income taxes or Other income to the reportable segments.

For each segment, the historical financial results for 2005 and 2004 are presented in a manner consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past and is different than the segment results previously presented.

The Company recently committed to a plan to make operational changes to its business to align costs with expected future revenues. The effect of this realignment on the Company’s segments, if any, is currently being evaluated.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the years ended December 31, 2006, 2005, and 2004 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by segment.

	Years Ended December 31,
	2006	2005	2004
Online
Revenue	$186,901	$182,556	$156,839
Content and distribution costs	66,672	68,009	57,992

Gross profit	120,229	114,547	98,847
Gross profit margin	64.3%	62.7%	63.0%
Mobile
Revenue	184,836	157,412	92,515
Content and distribution costs	111,655	77,342	34,696

Gross profit	73,181	80,070	57,819
Gross profit margin	39.6%	50.9%	62.5%
Total
Total segment revenue	371,737	339,968	249,354
Total content and distribution costs	178,327	145,351	92,688

Total segment gross profit	193,410	194,617	156,666
Total segment gross profit margin	52.0%	57.2%	62.8%
Corporate
Operating expenses	$158,942	$123,874	$97,196
Restructuring	62,316	—	222
Stock-based compensation	16,863	—	—
Depreciation	16,083	9,061	6,974
Amortization of intangible assets	12,213	15,265	9,920
Other, net	—	—	(3,203)
Gain on investments, net	—	(154)	(425)
Other income, net	(19,381)	(89,322)	(4,991)
Income tax benefit	(38,538)	(23,475)	(29)
Income from discontinued operations	—	—	(31,399)

	208,498	35,249	74,265

Total Consolidated Net Income (Loss)	$(15,088)	$159,368	$82,401

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005, and 2004

Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$355,078	$316,068	$232,436
International	16,659	23,900	16,918

Total	$371,737	$339,968	$249,354

Note 11:    Employee Benefit Plan

The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2006, 2005, and 2004, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2006, 2005, and 2004, the Company contributed $976,000, $851,000, and $745,000, respectively.

Note 12:    Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for our first fiscal year beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN No. 48 to determine what effect its adoption on January 1, 2007 will have on the Company’s financial position, cash flows, and results of operations, however management does not believe that there will be any material effect of adoption of FIN No. 48.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for 2006. The application of SAB No. 108 did not have an effect on the Company’s financial position, cash flows, or results of operations.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable with respect to the current reporting period.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective due to a material weakness related to our internal controls with respect to the accounting and disclosure for deferred income taxes discussed below in Management’s Report on Internal Control over Financial Reporting. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management identified a deficiency in the operation of the Company’s internal controls related to the accounting and disclosure for deferred income taxes, which constituted a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. This deficiency pertained to our controls which were ineffective and not properly designed to ensure proper accounting and disclosure of deferred income taxes which resulted in a material adjustment to the consolidated financial statements and related disclosures as of December 31, 2006 and for the year then ended.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that InfoSpace, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: controls were ineffective and not properly designed to ensure proper accounting and disclosure of deferred income taxes, which resulted in a material adjustment to the consolidated financial statements and related disclosures as of December 31, 2006 and for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 21, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

DELOITTE & TOUCHE LLP

Seattle, Washington

February 21, 2007

ITEM 9B.    Other Information

Not applicable with respect to the current reporting period.

PART III

We have omitted certain information from this Report that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10.    Directors, Executive Officers and Corporate Governance

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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal One—Election of Directors” and “Additional Information Relating to Our Directors and Executive Officers.”

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm for 2006 and 2005” and “Audit Committee Report.”

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

(a)

1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 50 of this Report.

2.    Financial Statement Schedules.

All financial statement schedules required by Item 15(a)(2) have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits.

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)*	Restated 1996 Flexible Stock Incentive Plan

10.3(5)*	1998 Employee Stock Purchase Plan

10.4(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant and Acorn Ventures-IS, LLC

10.5(7)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.6(8)*	2001 Nonstatutory Stock Option Plan

10.7(9)*	Employment Agreement dated as of October 5, 2005 between InfoSpace, Inc. and James F. Voelker

10.8(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.9(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.10(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

10.11(11)*	Amendment No. 1 to Employment Agreement dated as of December 9, 2004 between InfoSpace, Inc., and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.12*	Amendment No. 2 to Employment Agreement dated as of October 3, 2006 between InfoSpace, Inc. and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr., as previously amended by Amendment No. 1 to Employment Agreement dated as of December 9, 2004

Number	Description
10.13(12)*	Employment Agreement dated as of August 3, 2005 between InfoSpace, Inc. and Steve Elfman

10.14(13)*	Employment Agreement dated as of November 15, 2005 between InfoSpace, Inc. and Stephen Davis

10.15(14)*	Separation Agreement entered into January 17, 2006 between InfoSpace, Inc. and Victor Melfi

10.16*	Separation Agreement entered into February 21, 2007 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.17(15)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.18(16)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.19(17)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.20(17)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.21(17)*	Description of Retainer and Meeting Fees Paid to Directors

10.22(18)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.23(19)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.24(20)*	2006 InfoSpace Executive Financial Performance Incentive Plan

10.25(20)*	2006 InfoSpace Executive Vice President, Sales & Business Development Compensation Plan

10.26(21)	Work Letter Agreement between InfoSpace, Inc. and Fisher Media Services Company, dated March 28, 2006

10.27(22)*	Letter from InfoSpace, Inc. to Allen M. Hsieh, dated April 7, 2006

10.28(23)*	Employment Agreement, effective November 1, 2006 between InfoSpace, Inc. and Allen M. Hsieh

10.29(6)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.30(24)*	2007 1H InfoSpace Executive Financial Performance Incentive Plan

10.31(24)*	Form of Amendment No. 1 to Employment Agreement

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2002.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 11, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Post Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on December 11, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 5, 2005.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 10, 2004.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on August 4, 2005.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 27, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K/A filed by the registrant on January 19, 2006.
(15)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(16)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2005.
(17)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2004.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 22, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on April 3, 2006.
(22)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on April 7, 2006.
(23)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 26, 2006.
(24)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 19, 2007.
*	Indicates a management contract or compensatory plan or arrangement.

(b)  Exhibits

See Item 15 (a) above.

(c)  Financial Statements and Schedules.

See Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/s/ JAMES F. VOELKER
James F. Voelker, Chief Executive Officer, Chairman and President

Date:	February 22, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allen M. Hsieh and R. Bruce Easter, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. VOELKER James F. Voelker	Chief Executive Officer, Chairman and President (Principal Executive Officer)	February 22, 2007

/s/ ALLEN M. HSIEH Allen M. Hsieh	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	February 22, 2007

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Director	February 22, 2007

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	February 22, 2007

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	February 22, 2007

Lewis M. Taffer	Director

/s/ GEORGE M. TRONSRUE III George M. Tronsrue III	Director	February 22, 2007

/s/ VANESSA A. WITTMAN Vanessa A. Wittman	Director	February 22, 2007

INDEX TO EXHIBITS

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(4)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(5)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(6)*	Restated 1996 Flexible Stock Incentive Plan

10.3(5)*	1998 Employee Stock Purchase Plan

10.4(5)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant and Acorn Ventures-IS, LLC

10.5(7)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.6(8)*	2001 Nonstatutory Stock Option Plan

10.7(9)*	Employment Agreement dated as of October 5, 2005 between InfoSpace, Inc. and James F. Voelker

10.8(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.9(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and David Rostov

10.10(10)*	Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Brian McManus

10.11(11)*	Amendment No. 1 to Employment Agreement dated as of December 9, 2004 between InfoSpace, Inc. and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.12*	Amendment No. 2 to Employment Agreement dated as of October 3, 2006 between InfoSpace, Inc. and Edmund O. Belsheim, Jr. to Employment Agreement dated as of April 2, 2003 between InfoSpace, Inc. and Edmund O. Belsheim, Jr., as previously amended by Amendment No. 1 to Employment Agreement dated as of December 9, 2004

10.13(12)*	Employment Agreement dated as of August 3, 2005 between InfoSpace, Inc. and Steve Elfman

10.14(13)*	Employment Agreement dated as of November 15, 2005 between InfoSpace, Inc. and Stephen Davis

10.15(14)*	Separation Agreement entered into January 17, 2006 between InfoSpace, Inc. and Victor Melfi

10.16*	Separation Agreement entered into February 21, 2007 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.17(15)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.18(16)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.19(17)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.20(17)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

Number	Description
10.21(17)*	Description of Retainer and Meeting Fees Paid to Directors

10.22(18)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.23(19)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.24(20)*	2006 InfoSpace Executive Financial Performance Incentive Plan

10.25(20)*	2006 InfoSpace Executive Vice President, Sales & Business Development Compensation Plan

10.26(21)	Work Letter Agreement between InfoSpace, Inc. and Fisher Media Services Company, dated March 28, 2006

10.27(22)*	Letter from InfoSpace, Inc. to Allen M. Hsieh, dated April 7, 2006

10.28(23)*	Employment Agreement, effective November 1, 2006 between InfoSpace, Inc. and Allen M. Hsieh

10.29(6)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.30(24)*	2007 1H InfoSpace Executive Financial Performance Incentive Plan

10.31(24)*	Form of Amendment No. 1 to Employment Agreement

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2002.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 11, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 1999.
(8)	Incorporated by reference to the Post Effective Amendment No. 1 to the Registration Statement on Form S-8 (No. 333-58422) filed by the registrant on December 11, 2001.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 5, 2005.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant for the quarterly period ended March 31, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 10, 2004.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on August 4, 2005.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 27, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K/A filed by the registrant on January 19, 2006.

(15)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(16)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2005.
(17)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2004.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 22, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on April 3, 2006.
(22)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on April 7, 2006.
(23)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 26, 2006.
(24)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 19, 2007.
*	Indicates a management contract or compensatory plan or arrangement.