Form 10-Q
period 2007-03-31
INFOSPACE INC
filed 2007-05-08
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Stock, Par Value $.0001	32,991,713

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$220,621	$163,505
Short-term investments, available-for-sale	192,301	238,444
Accounts receivable, net of allowance of $1,288 and $1,240	65,767	78,742
Other receivables	2,781	3,402
Prepaid expenses and other current assets	10,899	14,753

Total current assets	492,369	498,846
Property and equipment, net	38,208	33,212
Goodwill	104,424	104,424
Other intangible assets, net	17,763	19,565
Deferred tax asset, net	101,571	101,571
Other long-term assets	7,407	8,221

Total assets	$761,742	$765,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,033	$13,031
Accrued expenses and other current liabilities	51,028	61,156
Short-term deferred revenue	5,900	6,708

Total current liabilities	67,961	80,895
Long-term liabilities:
Other liabilities and long-term deferred revenue	650	877
Deferred tax liability	5,502	5,502

Total long-term liabilities	6,152	6,379

Total liabilities	74,113	87,274
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $.001—authorized, 900,000,000 shares; issued and outstanding, 31,599,955 and 31,392,862 shares	3	3
Additional paid-in capital	1,722,493	1,712,897
Accumulated deficit	(1,036,153)	(1,035,613)
Accumulated other comprehensive income	1,286	1,278

Total stockholders’ equity	687,629	678,565

Total liabilities and stockholders’ equity	$761,742	$765,839

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$86,643	$90,274
Operating expenses:
Content and distribution	41,617	41,612
Systems and network operations	6,725	7,108
Product development	14,742	9,308
Sales and marketing	8,949	9,563
General and administrative	13,694	14,086
Depreciation	4,591	3,317
Amortization of intangible assets	1,802	3,708
Restructuring and other, net	(833)	—

Total operating expenses	91,287	88,702

Operating income (loss)	(4,644)	1,572
Other income, net	5,191	3,872

Income before income taxes	547	5,444
Provision for income taxes	(1,087)	(2,439)

Net income (loss)	$(540)	$3,005

Earnings (loss) per share – Basic	$(0.02)	$0.10

Earnings (loss) per share – Diluted	$(0.02)	$0.09

Weighted average shares outstanding used in computing basic net income (loss) per share	31,461	31,083

Weighted average shares outstanding used in computing diluted net income (loss) per share	31,461	32,917

Comprehensive income (loss):
Net income (loss)	$(540)	$3,005
Foreign currency translation	24	74
Unrealized gain (loss) on investments	(16)	259

Comprehensive income (loss)	$(532)	$3,338

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$(540)	$3,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,393	7,025
Stock-based compensation	7,285	4,109
Deferred income taxes	1,012	1,967
Gain on sale of assets	(1,266)	—
Restructuring	433	—
Other	189	(187)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	12,926	7,551
Other receivables	621	804
Prepaid expenses and other current assets	2,842	2,477
Other long-term assets	814	(1,625)
Accounts payable	(3,619)	(2,549)
Accrued expenses and other current and long-term liabilities	(10,730)	(302)
Deferred revenue	(1,047)	(332)

Net cash provided by operating activities	15,313	21,943
Investing activities:
Purchases of property and equipment	(8,238)	(4,308)
Proceeds from the sale of assets	1,515	33
Proceeds from sales and maturities of investments	70,826	76,930
Purchases of investments	(24,700)	(92,691)

Net cash provided (used) by investing activities	39,403	(20,036)
Financing activities:
Proceeds from exercise of stock options	1,659	1,229
Proceeds from issuance of stock through employee stock purchase plan	741	943

Net cash provided by financing activities	2,400	2,172

Net increase in cash and cash equivalents	57,116	4,079
Cash and cash equivalents:
Beginning of period	163,505	153,013

End of period	$220,621	$157,092

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops tools and technologies that assist consumers with finding content and information on the Internet or mobile phone. The Company offers online search and directory services that enable Internet users to locate information, merchants, individuals, and products online. The Company offers search and directory services through its Web sites as well as through the Web properties of distribution partners. The Company also delivers data technology solutions, consulting, and management services for the mobile operator market, including portal, storefront, search, and messaging solutions. In addition, the Company provides mobile media content products, including ringtones, graphics, and games to subscribers of its mobile customers.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Income Taxes

In July 2006, the Financial Accounting Standards Board (”FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 on January 1, 2007. As a result of the adoption, the Company did not recognize a change in the liability for unrecognized tax benefits. Had the Company recognized a change in the liability for unrecognized tax benefits it would have recorded an adjustment to the January 1, 2007 balance in accumulated deficit. The balance of unrecognized tax benefits at January 1, 2007 was $18.8 million, which, if recognized, would affect the effective tax rate.

The amount of unrecognized tax benefits may change during the next twelve months; however, any change is not expected to have a material impact on the results of operations or the financial position of the Company.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of March 31, 2007, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company has recognized immaterial interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively, as of January 1, 2007 and in the three months ended March 31, 2007.

3.	Stock-Based Compensation

The Company has included the following amounts for share-based compensation cost, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Systems and network operations	$554	$190
Product development	1,625	415
Sales and marketing	2,092	1,042
General and administrative	3,014	2,462

Total	$7,285	$4,109

To estimate the compensation cost that was recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) for the three months ended March 31, 2007 and 2006, the Company used the fair value at date of grant for Restricted Stock Units and the Black-Scholes option-pricing model with the following weighted-average assumptions for its stock option and ESPP incentive plans:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Risk-free interest rate	4.79%	4.40%	5.12%	4.13%
Expected dividend yield	0%	0%	0%	0%
Volatility	56%	67%	41%	35%
Expected life	3.4 years	2.9 years	6 months	6 months

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The Company had a net loss for the three months ended March 31, 2007, therefore no dilutive stock options or warrants are included in the computation of diluted loss per share for the three months ended March 31, 2007 as they were antidilutive.

The treasury stock method calculates the dilutive effect for only those stock options and warrants whose exercise price is less than the average stock price during the period presented. The number of dilutive stock options and warrants and the number of antidilutive stock options and warrants excluded from the calculation of weighted average dilutive common shares outstanding at March 31, 2007 and 2006 are shown below:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding, basic	31,460,645	31,083,379
Dilutive stock options and warrants	—	1,834,075

Weighted average common shares outstanding, diluted	31,460,645	32,917,454

Stock options excluded as antidilutive	5,943,214	4,233,380

5.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with its operating lease obligations (in thousands):

	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Operating lease commitments, net of sublease income	$4,688	$3,263	$4,476	$4,263	$4,176	$4,551	$25,417

As of March 31, 2007, the Company has pledged $4.2 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Litigation

On June 6, 2003, a complaint entitled Enger v. Richards, filed in the Superior Court of the State of Washington (King County), was amended to add the Company and Naveen Jain, its former chairman and chief executive officer, as defendants. The action alleged various statutory and common law claims in connection with the sale of Yellow Pages on the Internet, LLC to the Company in May 1997. In December 2003, the plaintiff voluntarily dismissed the Company from this action. In January 2004, defendant John Richards, a former Company employee, asserted a third-party claim for indemnification against the Company, which purports to seek reimbursement for his legal fees as well as any judgment. In January 2005, the plaintiff, Jain and the Company settled all of their respective claims including Jain’s claim for indemnification against the Company and any potential claims that Enger could bring against the Company. The settlement was paid entirely by the Company's insurance. Richards’ claim for indemnification was not a part of the settlement agreement. On March 16, 2005, the trial court entered a judgment in Richards’ favor of less than $500. Enger appealed that judgment to the Washington Court of Appeals, which rejected Enger’s appeal. Enger sought review in the Washington Supreme Court, but he voluntarily dismissed his appeal on March 29, 2007. The Company believes it has meritorious defenses to Richards’ claim for indemnification, but litigation is inherently uncertain and the Company may not prevail in this matter.

On January 11, 2007, EMI Entertainment World, Inc. (“EMI”) and its associated music publishers filed a lawsuit against the Company and several alleged subsidiaries or predecessors-in-interest in the United States District Court for the Southern District of New York. The plaintiffs initially charged that the Company breached two ringtone license agreements by underpaying royalties, fraudulently reported the amount of royalties owed, and infringed the plaintiffs' copyrights by making unlicensed use of the plaintiffs’ works. The plaintiffs claimed in excess of $10 million in damages for the alleged breaches of contract, unspecified compensatory and punitive damages for the alleged fraud, and in excess of $100 million in statutory damages for alleged copyright infringement. After a hearing on a proposed motion to dismiss, EMI filed an amended complaint striking the fraud claim and the correlated requests for compensatory and punitive damages, and reducing the copyright infringement statutory damages claim from in excess of $100 million to “many millions” of dollars. The lawsuit is at its initial stages and the Company is conducting its factual investigation. Based on its knowledge to date, the Company believes that the plaintiffs’ claims are without merit and that it has meritorious defenses to them and intends to vigorously defend the suit, however, litigation is inherently uncertain and the Company may not prevail in this matter.

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

6.	Restructuring

Restructuring charges were $433,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.

In September 2006, the Company announced that one of its carrier partners intended to develop direct licensing relationships with the major record labels beginning in 2007. The Company anticipated that such direct relationships between the carrier and content providers would have a material negative impact on its revenues and operating results. As a result, the Company committed to a plan to make operational changes to its business to align operational focus and costs with expected future revenues. The plan included a reduction in the Company’s workforce and consolidation of facilities. The Company also suspended investment in mobile media content initiatives and, accordingly intends to substantially reduce, through various initiatives, its mobile media content product offerings by mid-2007. As a result of implementing the plan, the Company has recorded an aggregate charge of $62.7 million in Restructuring in 2006 and 2007.

The restructuring plan is expected to be completed by mid-2007. Also during 2006, the Company initiated a plan to close its office in Hamburg, Germany. In future periods, adjustments and additions are expected to be made to the amounts recorded.

Restructuring for the three months ended March 31, 2007 and 2006 consists of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Employee separation costs	$4	—
Stock-based compensation benefit	(154)	—
Losses on contractual commitments	412	—
Estimated future lease losses	171	—

	$433	$—

At March 31, 2007, the accrued liability associated with the restructuring related charges was $3.1 million and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Reserve balance at December 31, 2006	$5,934	$2,838	$1,450	$10,222
Restructuring accrual	87	47	618	752
Adjustments	(83)	—	(447)	(530)
Payments in three months ended March 31, 2007	(4,510)	(1,394)	(1,421)	(7,325)

Reserve balance at March 31, 2007	$1,428	$1,491	$200	$3,119

The Company expects to incur additional restructuring charges in 2007 of approximately $1 million related to initiatives identified to date that have not yet been recognized in the accompanying unaudited Condensed Consolidated Statements of Operations.

7.	Segment Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In January 2007, the Company realigned its operations and began to measure its results of reportable segments based on operating income or loss before Depreciation, Amortization of intangible assets, Stock-based compensation expense, Restructuring, and Other charges, net. The Company refers to this measure as segment income (loss). Certain indirect expenses are allocated to the reportable business units based on internal measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes, gains (losses) on investments or interest and other income to the reportable business units.

For each segment, the historical financial results for 2006 and its four quarters are presented in a manner consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past and is different than the segment results previously presented.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the three months ended March 31, 2007 and 2006 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by segment.

	Three Months Ended March 31,
	2007	2006
Online
Revenue	$45,040	$46,130
Content and distribution expenses	16,317	16,275
Operating expenses	10,711	9,794

Segment income	18,012	20,061

Mobile
Revenue	41,603	44,144
Content and distribution expenses	25,300	25,337
Operating expenses	19,700	19,267

Segment loss	(3,397)	(460)

Total
Total revenues	86,643	90,274
Total content and distribution expenses	41,617	41,612
Total segment operating expenses	30,411	29,061

Total segment income	14,615	19,601

Corporate
Operating expenses	6,414	6,895
Depreciation	4,591	3,317
Amortization of intangible assets	1,802	3,708
Stock-based compensation	7,285	4,109
Restructuring and other, net	(833)	—
Other income, net	(5,191)	(3,872)
Provision for income taxes	1,087	2,439

Total consolidated net income (loss)	$(540)	$3,005

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the year ended December 31, 2006 and each of the three months ended March 31, June 30, September 30, and December 31, 2006 are presented below (in thousands).

	Three Months Ended				Year Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006
Online
Revenue	$46,130	$50,373	$48,567	$41,831	$186,901
Content and distribution expenses	16,275	18,122	18,217	14,058	66,672
Operating expenses	9,794	9,419	10,096	11,531	40,840

Segment income	20,061	22,832	20,254	16,242	79,389

Mobile
Revenue	44,144	45,473	47,731	47,488	184,836
Content and distribution expenses	25,337	27,999	29,487	28,832	111,655
Operating expenses	19,267	25,140	24,487	21,869	90,763

Segment loss	(460)	(7,666)	(6,243)	(3,213)	(17,582)

Total
Total revenues	90,274	95,846	96,298	89,319	371,737
Total content and distribution expenses	41,612	46,121	47,704	42,890	178,327
Total segment operating expenses	29,061	34,559	34,583	33,400	131,603

Total segment income	19,601	15,166	14,011	13,029	61,807

Corporate
Operating expenses	6,895	6,267	7,544	6,633	27,339
Depreciation	3,317	3,457	4,635	4,674	16,083
Amortization of intangible assets	3,708	3,611	3,046	1,848	12,213
Stock-based compensation	4,109	4,635	4,807	3,312	16,863
Restructuring	—	—	57,789	4,527	62,316
Other income, net	(3,872)	(4,723)	(5,405)	(5,381)	(19,381)
Income tax provision (benefit)	2,439	900	(11,676)	(30,201)	(38,538)

Total consolidated net income (loss)	$3,005	$1,019	$(46,729)	$27,617	$(15,088)

8.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007, however, early adoption is allowed with certain conditions. The Company is currently evaluating the provisions of SFAS No. 159 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

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

9.	Subsequent Event

On May 2, 2007, the Company’s Board of Directors declared a special one-time cash distribution by means of a dividend on the Company’s common stock of $6.30 per share. The dividend will be paid on or about May 28, 2007 with respect to all shares of the Company’s common stock outstanding at the close of business on May 18, 2007. As of May 3, 2007, there were 33.0 million shares outstanding and, based on those shares, the total amount of the cash distribution would be approximately $208 million.

Additionally, on May 2, 2007, the Board of Directors approved a plan to compensate employees and directors that hold in-the-money options to purchase shares of common stock and restricted stock units (“RSUs”) for the reduction in value of these awards due to the special cash distribution. The compensation will be a combination of cash and issuance of RSUs and the amount will be based on, among other factors, the average trading price of the stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. Cash payments will be made for vested in-the-money options and RSUs will be granted for unvested in-the-money options and RSUs. The vesting schedule for RSUs granted under this plan will be the same as the existing awards for which they are granted. Assuming that the average trading price was $25.17 (closing price as of May 2, 2007) and the post distribution average trading price was $18.87 per share (a reduction in value of $6.30), the aggregate value of cash and RSUs would be $30.8 million, consisting of $19.5 million in cash for in-the-money vested options and $11.3 million of fair value for RSUs issued to compensate for unvested in-the-money options and RSUs.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the wireless and Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those discussed below and in Item 1A. of Part II, “Risk Factors”, and in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2006.

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) develops tools and technologies that assist consumers with finding content and information on the Internet or mobile phone. We offer online search and directory services that enable Internet users to locate information, merchants, individuals, and products online. We offer search and directory services through our Web sites, Dogpile.com, Switchboard.com, InfoSpace.com, Webcrawler.com, MetaCrawler.com, and Zoo.com, as well as through the Web properties of distribution partners. Partner versions of our search and directory services are generally private-labeled and delivered with each distribution partner’s unique requirements.

We also deliver data technology solutions, consulting, and management services for the mobile operator market, including portal, storefront, search, and messaging solutions. In addition, we provide mobile media content products, including ringtones, graphics, and games to subscribers of our mobile customers. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers. In September 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we committed to a plan to make operational changes to our business to align operational focus and costs with expected future revenues. The restructuring plan included a reduction in our workforce, consolidation of our facilities, a suspension of investment in mobile media content initiatives, a substantial reduction of our mobile media content product offerings by mid-2007, and focus on providing mobile technology services. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our restructuring.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have facilities in Seattle, Washington; Los Angeles, California; Westborough, Massachusetts; Woking and Eastleigh, United Kingdom; and Papendrecht, The Netherlands. Our common stock is listed on the Nasdaq Global Select Market under the symbol “INSP.”

In early 2007, as a result of our operational changes described above, we realigned our operations into two business units, Online and Mobile. As part of that realignment, we changed our segment reporting to better reflect the performance of our company. Given this change in our organizational structure, for each segment the historical financial results for each of the quarters in 2006 are presented in a manner consistent with our new reporting segments. See Note 7 to our unaudited Condensed Consolidated Financial Statements for further information regarding our segments. The revised financial information for the new segment reporting was prepared for comparative purposes and may not be indicative of how we operated or managed our business in the past, and is different than the segment results previously presented.

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

Overview of First Quarter 2007 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2007. A more detailed discussion of our operating results, comparing our operating results for the three months ended March 31, 2007 and 2006, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended March 31, 2007 decreased to $86.6 million from $90.3 million in the three months ended March 31, 2006. Total revenue decreased due to the decrease of our media product offerings as a result of other restructuring while revenue from our Online and Mobile portal, storefront, search, and messaging solutions increased. Revenues from our Online business decreased to $45.0 million in the first quarter of 2007 from $46.1 million in the first quarter of 2006. This decrease was primarily due to a decrease in revenue from search results delivered through our distribution partners. During the three months ended March 31, 2007, approximately 60% of our search revenues came from our search distribution partners. Revenues from our Mobile business decreased to $41.6 million in the first quarter of 2007 from $44.1 million in the first quarter of 2006, primarily attributable to a decrease in sales of our media download products, such as ringtones, graphics and games. We expect revenue from our media product offerings to decrease through the end of the second quarter of 2007.

Total content and distribution expenses remained flat at $41.6 million for the three months ended March 31, 2007 and for the first quarter of 2006. Content and distribution expense as a percent of revenues increased from 46.1% for the first quarter of 2006 to 48.0% for the first quarter of 2007, primarily attributable to media downloads. In particular, sales of our labeltone or true tone (MP3-like quality) ringtones, for which our costs as a percentage of revenue are greater than our other media download products, represented a larger share of our Mobile revenues.

Other operating expenses for the three months ended March 31, 2007 were $50.5 million, an increase of $3.4 million from $47.1 million in the three months ended March 31, 2006. Other operating expenses include expenses related to Systems and network operations, Product development, Sales and marketing, General and administrative, and Depreciation and Amortization of intangible assets, and exclude Restructuring and other, net. The increase from the three months ended March 31, 2006 was primarily attributable to an increase in personnel-related expenses due to our increased product development efforts, an increase in stock-based compensation expense relating to stock-based incentives provided to our employees, an increase in depreciation expense related to the operation of our new Puget Sound data center, which were partially offset by decreases in amortization of intangible assets, and personnel-related and other operating expenses as a result of our restructuring described above.

Additionally, Other income, net for the three months ended March 31, 2007 was $5.2 million, an increase of $1.3 million from $3.9 million in the three months ended March 31, 2006. The increase was primarily attributable to an increase in interest income due to an increase in interest rates. Additionally, we recorded an income tax provision of $1.1 million in the first quarter of 2007, which includes certain one-time items primarily attributable to foreign operations, as compared to $2.4 million in the first quarter of 2006.

Net loss for the three months ended March 31, 2007 was $540,000 compared to net income of $3.0 million in the three months ended March 31, 2006. The decrease was primarily attributable to the items noted above.

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

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill and other intangible assets, useful lives of other intangible assets and property and equipment, contingencies, stock-based compensation and certain other operating expenses, the fair value of assets and liabilities acquired in our business combinations, and whether to provide a valuation allowance for some or all of our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II “Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

At December 31, 2006, based on the weight of available evidence, we determined that it was more likely than not that a portion of our deferred tax asset would be realized and, at December 31, 2006, our deferred tax asset, net of the valuation allowance, was $104.0 million. This amount was based on total deferred assets of $441.4 million, primarily comprised of $381.2 million of accumulated net operating loss carryforwards, net of a $337.4 million valuation allowance. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

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

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives be tested for impairment on an annual basis and between annual tests in certain circumstances. Certain circumstances may include testing for impairment in conjunction with restructuring in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On a quarterly basis, we assess whether business conditions indicate that our goodwill and other intangible assets may not be recoverable.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Other intangible assets are tested for impairment by comparing their carrying amounts to their fair values. We measure the fair value of such assets by estimating the future undiscounted cash flows attributable to them, and recognize an impairment if their carrying amounts exceed the estimated fair values. Such evaluations rely on various assumptions, including the timing of future events and market conditions.

As of March 31, 2007, we have $104.4 million of goodwill and $17.8 million of other intangible assets on our balance sheet.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant.

Calculating stock-based compensation expense relies upon certain assumptions, including the expected term of the stock-based awards, stock price volatility, expected interest rate, number and types of stock-based awards, and the pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could materially vary in the future.

Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the three months ended March 31, 2007, our net loss was $540,000. While we achieved profitability for each of the years ended December 31, 2004 and 2005, prior to 2004, we had incurred annual losses since our inception and, as of March 31, 2007, had an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues. We derive revenues from deploying our products and services to customers via the Internet and mobile phones. Under many of our agreements, we earn revenues from a combination of our products and services delivered to customers. Revenues for the three months ended March 31, 2007 and 2006 are presented below (in thousands):

	Three Months Ended March 31,		Change from 2006
	2007	2006
Online	$45,040	$46,130	$(1,090)
Mobile	41,603	44,144	(2,541)

Total	$86,643	$90,274	$(3,631)

The decrease in revenue for Online products and services for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, is primarily due to a decrease in revenue from search results delivered through our distribution partners. Partially offsetting this decline is the growth in our online search services, in particular, better monetization for paid searches. During the three months ended March 31, 2007 and 2006, approximately 60% of search distribution revenues came from our search distribution partners.

The decrease in revenue for our Mobile products and services for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, is primarily due to a decrease in revenues from the sales of our media products, such as ringtones, graphics and games. We expect that there will be a continued decline in our Mobile revenue in 2007 as result of our plan to substantially reduce, through various initiatives, our mobile media content product offerings by mid-2007, focusing instead on our Mobile portal, storefront, search, and messaging solutions services, which generated approximately $11.9 million in revenues in the first quarter of 2007 as compared to $9.0 million in the first quarter of 2006.

Seasonality

Our Online services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our Online distribution partners, as well as online content and data licenses and costs related to royalty and license fees related to our Mobile products for items such as ringtones, graphics and games, and other content or data licenses. Content and distribution expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended March 31,		Change from 2006
Content and Distribution Expenses	2007	2006
Online	$16,317	$16,275	$42
Mobile	25,300	25,337	(37)

Total	$41,617	$41,612	$5

	Three Months Ended March 31,		Change from 2006
Content and Distribution Expenses	2007	2006
As a percent of Online Revenue	36.2%	35.3%	0.9%
As a percent of Mobile Revenue	60.8%	57.4%	3.4%
As a percent of Total Revenues	48.0%	46.1%	1.9%

The increase in content and distribution expenses as a percent of revenues for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, is primarily attributable to our content license and royalty fees increasing as a percent of revenue as a result of price competition and the change in mix of our product sales. We anticipate that our content costs will increase in absolute dollars if revenues increase through growth from existing arrangements with our Online distribution partners or we add new Online distribution partners. If Online revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution costs as a percent of revenue will increase. We expect Mobile content and distribution costs to decline as we discontinue sales of mobile media content products.

Systems and Network Operation Expenses. Systems and network operations expenses consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended March 31,		Change from 2006
	2007	2006
Systems and Network Operations Expenses	$6,725	$7,108	$(383)
Percent of Revenue	7.8%	7.9%

Systems and network operations expenses decreased by $383,000 to $6.7 million for the three months ended March 31, 2007 as compared to $7.1 million for the three months ended March 31, 2006. The absolute dollar decrease for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily attributable to a decrease of $1.0 million in personnel expenses, including employee salaries and benefits, contractors, and temporary help, as a result of the restructuring implemented in September 2006 as described above, which was partially offset by increases in stock-based compensation expense and software and communication costs totaling $748,000.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended March 31,		Change from 2006
	2007	2006
Product Development Expenses	$14,742	$9,308	$5,434
Percent of Revenue	17.0%	10.3%

Product development expenses increased by $5.4 million to $14.7 million for the three months ended March 31, 2007 as compared to $9.3 million for the three months ended March 31, 2006. The absolute dollar increase for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily attributable to an increase of $4.4 million in personnel-related expenses, primarily consisting of contractors to augment our staffing, employee salaries and benefits and professional service fees, as we continued to invest in the development and enhancement of our products and services. Additionally, stock-based compensation expense increased by $1.2 million.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as a percent of revenue as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended March 31,		Change from 2006
	2007	2006
Sales and Marketing Expenses	$8,949	$9,563	$(614)
Percent of Revenue	10.3%	10.6%

Sales and marketing expenses decreased by $614,000 to $8.9 million for the three months ended March 31, 2007 as compared to $9.6 million for the three months ended March 31, 2006. The absolute dollar decrease for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily attributable to a decrease in personnel-related expenses, including contractors, and employee salaries and benefits of $601,000, as a result of the restructuring implemented in September 2006 as described above, and decreases in marketing, promotional and travel expenses totaling $806,000. These decreases were partially offset by an increase in stock-based compensation expense of $1.0 million.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, and costs related to compliance with the Sarbanes-Oxley Act of 2002; occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended March 31,		Change from 2006
	2007	2006
General and Administrative Expenses	$13,694	$14,086	$(392)
Percent of Revenue	15.8%	15.6%

General and administrative expenses decreased by $392,000 to $13.7 million for the three months ended March 31, 2007 as compared to $14.1 million for the three months ended March 31, 2006. The absolute dollar decrease for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily attributable a decrease in professional service fees of $735,000, partially offset by an increase in stock-based compensation expense of $552,000.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $4.6 million for the three months ended March 31, 2007 compared to $3.3 million for the three months ended March 31, 2006. Depreciation expense increased primarily as a result of property and equipment recently placed in service in our Puget Sound data center.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $1.8 million during the three months ended March 31, 2007 compared to $3.7 million during the three months ended March 31, 2006. The decrease from the three months ended March 31, 2006 to the three months ended March 31, 2007 is primarily attributable to the impairment of definite-lived intangible assets as part of the restructuring plan announced in 2006. The expected future amortization of intangible assets at March 31, 2007 is $2.1 million for the remainder of 2007 and $80,000 in 2008.

Restructuring and Other, Net. During the three months ended March 31, 2007 we recorded a total restructuring charge of $433,000 as part of the restructuring plan announced in 2006. There were no restructuring charges in the three months ended March 31, 2006. In future periods, adjustments and additions may be made to the amounts recorded as of March 31, 2007. We expect to record approximately $1 million in additional pre-tax restructuring charges in the future, primarily consisting of stock-based compensation expense, losses on contractual commitments, and estimated future lease losses.

Other, net for the three months ended March 31, 2007 was $1.3 million consisting of the net gain on sale of assets related to a games studio in January 2007.

Other Income, Net. Other income, net for the three months ended March 31, 2007 was $5.2 million compared to $3.9 million in the three months ended March 31, 2006. Other income primarily consists of interest income. Interest income was

$5.4 million in the three months ended March 31, 2007, compared to $4.0 million in the three months ended March 31, 2006. The increase in interest income for the three months ended March 31, 2007 was primarily attributable to an increase in interest rates.

	Three Months Ended March 31,		Change from 2006
	2007	2006
Interest income	$5,399	$3,950	$1,449
Foreign currency transaction loss	(110)	(30)	(80)
Other items, net	(98)	(48)	(50)

	$5,191	$3,872	$1,319

Income Tax Provision. We recorded an income tax provision of $1.1 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. For 2007, the income tax provision included U.S. federal tax, state, international taxes and certain one-time items primarily attributable to foreign operations. For 2006, the income tax provision included U.S. federal alternative minimum tax, state, and international taxes.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and marketable investments of $412.9 million, consisting of cash and cash equivalents of $220.6 million and short-term investments available-for-sale of $192.3 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Operating lease commitments, net of sublease income	$4,688	$3,263	$4,476	$4,263	$4,176	$4,551	$25,417

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At March 31, 2007, the total amount of collateral pledged under these agreements was $4.2 million.

Cash Flows

Net cash provided by operating activities consists of net income (loss) adjusted by items not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$15,313	$21,943
Net cash provided (used) by investing activities	39,403	(20,036)
Net cash provided by financing activities	2,400	2,172

Net increase in cash and cash equivalents	$57,116	$4,079

Net cash provided by operating activities totaled $15.3 million for the three months ended March 31, 2007, consisting of our net loss of $540,000, cash provided by changes in our operating assets and liabilities of $17.2 million, consisting of decreases in accounts receivable, other receivables, prepaid expenses and other current assets, and other long-term assets, and adjustments not affecting cash flows provided by operating activities of $15.3 million, consisting of stock-based compensation expense, depreciation and amortization, deferred income taxes, restructuring and other expenses. Partially offsetting the increase are changes in our operating assets and liabilities of $15.4 million, primarily consisting of decreases in accounts payable, accrued expenses and other current and long-term liabilities, and deferred revenue, and adjustments not affecting operating cash flows of $1.3 million, consisting of the gain on the sale of assets related to a games studio.

Net cash provided by operating activities was $21.9 million for the three months ended March 31, 2006, consisting of our net income of $3.0 million, increases in our operating assets and liabilities of $10.8 million, consisting of a decrease in accounts receivable, other receivables, and prepaid expenses and other current assets, and adjustments not affecting cash flows provided by operating activities of $13.1 million, consisting of depreciation, amortization, stock-based compensation expense, and deferred income taxes. Partially offsetting the increase are changes in our operating assets and liabilities of $4.8 million primarily consisting of an increase in other long-term assets and decreases in accounts payable, deferred revenue, and accrued expenses and other current and long-term liabilities, and adjustments not affecting operating cash flows of $187,000 primarily consisting of bad debt expense recovery during the quarter.

Net cash provided by investing activities totaled $39.4 million for the three months ended March 31, 2007, primarily consisting of the net sales and maturity of short-term investments $46.1 million and proceeds of $1.5 million from the sale of assets related to a games studio, partially offset by $8.2 million used to purchase property and equipment.

Net cash used by investing activities totaled $20.0 million for the three months ended March 31, 2006, primarily consisting of $4.3 million used to purchase property and equipment, and the net purchase of short-term investments of $15.8 million.

Net cash provided by financing activities totaled $2.4 million and $2.2 million in the three months ended March 31, 2007 and 2006, respectively, and consisted of the exercise of stock options and from sales of shares through our employee stock purchase plan.

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

Cash Dividend

On May 2, 2007, our Board of Directors declared a special one-time cash distribution by means of a dividend on the Company’s common stock of $6.30 per share. The dividend will be paid on or about May 28, 2007 with respect to all shares of our common stock outstanding at the close of business on May 18, 2007. As of May 3, 2007, there were 33.0 million shares outstanding and, based on those shares, the total amount of the cash distribution would be approximately $208 million.

Additionally, on May 2, 2007, our Board of Directors approved a plan to compensate employees and directors that hold in-the-money options to purchase shares of common stock and restricted stock units (“RSUs”) for the reduction in value of these awards due to the special cash distribution. The compensation will be a combination of cash and issuance of RSUs and the amount will be based on, among other factors, the average trading price of our stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. Cash payments will be made for vested in-the-money options and RSUs will be granted for unvested in-the-money options and RSUs. The vesting schedule for RSUs granted under this plan will be the same as the existing awards for which they are granted. Assuming that the average trading price was $25.17 (closing price as of May 2, 2007) and the post distribution average trading price was $18.87 per share (a reduction in value of $6.30), the aggregate value of cash and RSUs would be $30.8 million, consisting of $19.5 million in cash for in-the-money vested options and $11.3 million of fair value for RSUs issued to compensate for unvested in-the-money options and RSUs.

Stock Repurchase Program

On May 30, 2006, our Board of Directors approved a stock repurchase plan whereby we are authorized to purchase up to $100 million of our common stock during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. We did not purchase any shares during the three months ended March 31, 2007. Under a previous repurchase plan authorized on May 13, 2005, which expired May 12, 2006, we did not purchase any shares during the three months ended March 31, 2006.

We expect to reauthorize the current repurchase plan to purchase up to $100 million of our common stock during the succeeding twelve month period upon the expiration of the current plan.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007, however, early adoption is allowed with certain conditions. We are currently evaluating the provisions of SFAS No. 159 to determine what effect its adoption on January 1, 2008 will have on our financial position, cash flows, and results of operations.

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

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2007 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

Item 4. —Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. That evaluation is designed to assess whether disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes described below.

Based on our management’s evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes. During the three months ended March 31, 2007 we have taken steps to improve our internal controls over our income tax accounting process. Those steps include the hiring of a Senior Director of Tax and implementing a more rigorous review process. Management will continue its evaluation of internal control for our income tax accounting process and believe it is taking the necessary steps to remediate any ineffective control contributing to the material weakness in conjunction with our preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ended December 31, 2007. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, management has concluded that the Condensed Consolidated Financial Statements in this Form 10-Q fairly present, in all material respects, our financial positions, results of operations and cash flows for the period presented.

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

PART II—OTHER INFORMATION

Item 1. —Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 5 to our unaudited Condensed Consolidated Financial Statements.

Item 1A. —Risk Factors

RISKS RELATED TO OUR BUSINESS

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our products and services, the loss of which would have a material adverse effect on our financial results.

We rely on our relationships with distribution partners, including mobile operators, Web portals and software application providers, for distribution of our products and services. We generated approximately 50% and 55% of our total revenues through relationships with our top five distribution partners for the first quarter of 2007 and the fourth quarter of 2006, respectively. We cannot assure you that these relationships will continue or result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. In September 2006, we announced that one of our major mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007. The direct relationships developed by this mobile customer and our substantial reduction of our mobile media content product offerings will have a material negative impact on our revenues. In addition, other distribution partners, including our other mobile distribution partners, may create their own products and services or also seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

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

We derive a substantial portion of our revenues from a small number of customers. We expect that concentration will continue in the foreseeable future. Our top five customers represented approximately 82% and 84% of our revenues in the first quarter of 2007 and fourth quarter of 2006, respectively. Google, AT&T (formerly, Cingular Wireless) and Yahoo! each accounted for more than 10% of our revenues in the three-month period ended March 31, 2007. Our principal agreements with these customers expire in 2011, 2008 and 2008, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms.

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

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures as well as other steps to reduce expenses. In September 2006, we announced a restructuring plan that included the elimination of approximately 250 positions taking place through mid-2007. As part of this restructuring, we have recorded aggregate restructuring charges of $62.7 million through March 31, 2007 and expect to record an additional approximately $1 million as part of our effort to align costs with expected future revenues. Effecting this or any such restructuring will likely place significant strains on management, our employees, and our operational, financial, and other resources. In addition, any such restructuring could impair our development, marketing, sales and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation and other effects from such restructuring and streamlining. Our suspension of investment in developing or obtaining new content and our ongoing process of substantially reducing our mobile media content product offerings may also negatively impact our relationships with our mobile operator distribution partners who may decide, prior to our product offering reduction, to obtain content or services from other sources offering a more complete mobile content and services package. Such effects could have a more immediate negative impact on our financial results.

We have identified a material weakness in our internal controls as of March 31, 2007 that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2007, our management has concluded that such disclosure controls and procedures were not effective as of such date due to the existence of a deficiency in the operation of our internal accounting controls, which constituted a material weakness in our internal control over financial reporting. As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified deficiency pertained to controls which were not adequately designed to ensure proper accounting and disclosure of deferred income taxes. Because of this material weakness, there is risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. We are currently in the process of designing and implementing control procedures to remediate the material weakness. We cannot assure, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2006, except for 2004 and 2005, and, we incurred a net loss in the first quarter of 2007. As of March 31, 2007, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to regain profitability on a quarterly or annual basis or, if regained, to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution or content relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services and new distribution channels;

•	cash distributions to our shareholders;

•	additional restructuring charges we may need to incur in the future;

•	litigation expense, including settlement claims;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the adoption of the accounting standard in 2006 that requires us to expense the fair value of our employee stock options and other equity awards;

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On May 3, 2007, the closing price of our common stock was $25.74. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

In addition, the stock market in general, and the Nasdaq Global Select Market and the market for Internet and technology company securities in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price. Our stock has been subject to such price and volume fluctuations in the recent past. Often, class action litigation has been instituted against companies after periods of volatility in the overall market and the price of such companies’ stock. If such litigation were to be instituted against us, even if we were to prevail, it could result in substantial cost and diversion of management’s attention and resources.

If we are unable to retain our key employees, we may not be able to successfully manage our business.

Our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom, except our chief executive officer, are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives. Additionally, our reduction of approximately 250 positions announced in September 2006, to occur through mid-2007 and related to our restructuring, could place significant strain on many of the remaining employees, including key employees, as well as create uncertainty about their and our future prospects. We recently instituted a restricted stock unit program aimed at retaining employees who were not scheduled for termination. However, there can be no assurance that this or any other retention program we initiate will be successful at retaining employees, including key employees. Also, some employees scheduled to be terminated may decide to terminate their employment before their scheduled termination by us, creating additional strain and uncertainty on the remaining employees. If we are unable to retain the services of the remaining key employees, or if employees who are key during some aspects of the restructuring but who are scheduled to be terminated leave before their scheduled termination by us, it could increase the potential effects of the restructuring on our development, sales and customer support efforts or alter our product development plans.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, including our reduction in workforce of approximately 250 positions announced in September 2006 expected to occur through mid-2007, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain and motivate employees.

In light of current market and regulatory conditions, the value of stock options granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options and other equity-based awards to recruit technology professionals and senior level employees. Our stock options, which typically vest over a two-, three- or four-year period, are one of the means by which we have historically attempted to motivate long-term employee performance. Beginning in 2006, the accounting treatment of options required us to expense the fair value of our employee stock options, which may make it difficult or overly expensive for us to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our employees. We recently instituted a restricted stock unit program in lieu of issuing stock options to employees, other than executives, because stock options were not currently seen as providing enough incentive to attract or retain employees. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

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

We may be subject to liability for our use or distribution of information that we gather or receive from third parties and indemnity protections or insurance coverage may be inadequate to cover such liability.

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

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits.

Exhibits

10.16(1)*	Separation Agreement entered into February 21, 2007 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.30(2)*	2007 1H InfoSpace Executive Financial Performance Incentive Plan

10.31(2)*	Form of Amendment No. 1 to Employment Agreement

10.32(3)	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by registrant for the year ended December 31, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on January 19, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on May 2, 2007.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Allen M. Hsieh
Allen M. Hsieh
Chief Financial Officer
(Principal Financial Officer)

Dated: May 7, 2007

INDEX TO EXHIBITS

10.16(1)*	Separation Agreement entered into February 21, 2007 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.30(2)*	2007 1H InfoSpace Executive Financial Performance Incentive Plan

10.31(2)*	Form of Amendment No. 1 to Employment Agreement

10.32(3)	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by registrant for the year ended December 31, 2006.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on January 19, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on May XX, 2007.
*	Indicates a management contract or compensatory plan or arrangement.