Form 10-Q
period 2007-06-30
INFOSPACE INC
filed 2007-08-09
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☒                     Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2007
Common Stock, Par Value $.0001	33,170,315

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$110,342	$163,505
Short-term investments, available-for-sale	87,458	238,444
Accounts receivable, net of allowance of $1,263 and $1,240	60,820	78,742
Other receivables	2,836	3,402
Prepaid expenses and other current assets	11,763	14,753

Total current assets	273,219	498,846
Property and equipment, net	39,993	33,212
Goodwill	104,424	104,424
Other intangible assets, net	16,095	19,565
Deferred tax assets, net	100,771	101,571
Other long-term assets	9,206	8,221

Total assets	$543,708	$765,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,515	$13,031
Accrued expenses and other current liabilities	43,382	61,156
Short-term deferred revenue	9,271	6,708

Total current liabilities	66,168	80,895
Long-term liabilities:
Other liabilities and long-term deferred revenue	626	877
Deferred tax liabilities	5,502	5,502

Total long-term liabilities	6,128	6,379

Total liabilities	72,296	87,274
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $.001—authorized, 900,000,000 shares; issued and outstanding, 33,124,379 and 31,392,862 shares	3	3
Additional paid-in capital	1,534,423	1,712,897
Accumulated deficit	(1,064,283)	(1,035,613)
Accumulated other comprehensive income	1,269	1,278

Total stockholders’ equity	471,412	678,565

Total liabilities and stockholders’ equity	$543,708	$765,839

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$70,530	$95,846	$157,173	$186,120
Operating expenses:
Content and distribution	28,904	46,121	70,521	87,733
Systems and network operations	7,484	7,880	14,209	14,988
Product development	15,882	12,467	30,624	21,775
Sales and marketing	11,153	12,567	20,102	22,130
General and administrative	35,099	12,547	48,793	26,633
Depreciation	4,809	3,457	9,400	6,774
Amortization of intangible assets	1,668	3,611	3,470	7,319
Restructuring and other, net	(1,669)	—	(2,502)	—

Total operating expenses	103,330	98,650	194,617	187,352

Operating loss	(32,800)	(2,804)	(37,444)	(1,232)
Other income, net	4,384	4,723	9,575	8,595

Income (loss) before income taxes	(28,416)	1,919	(27,869)	7,363
Income tax benefit (provision)	286	(900)	(801)	(3,339)

Net income (loss)	$(28,130)	$1,019	$(28,670)	$4,024

Earnings (loss) per share – Basic	$(0.86)	$0.03	$(0.89)	$0.13

Earnings (loss) per share – Diluted	$(0.86)	$0.03	$(0.89)	$0.12

Weighted average shares outstanding used in computing basic net income (loss) per share	32,626	31,239	32,047	31,162

Weighted average shares outstanding used in computing diluted net income (loss) per share	32,626	32,931	32,047	32,925

Other comprehensive income (loss):
Net income (loss)	$(28,130)	$1,019	$(28,670)	$4,024
Foreign currency translation adjustment	(5)	153	19	227
Net unrealized gain (loss) on investments	(12)	(86)	(28)	173

Comprehensive income (loss)	$(28,147)	$1,086	$(28,679)	$4,424

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$(28,670)	$4,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,870	14,093
Stock-based compensation	16,097	8,744
Deferred income taxes	800	2,765
Gain on sale of assets	(3,313)	—
Restructuring	811	—
Other	384	78
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	17,713	7,039
Other receivables	2,189	408
Prepaid expenses and other current assets	3,042	2,242
Other long-term assets	1,015	(2,315)
Accounts payable	(1,959)	(1,701)
Accrued expenses and other current and long-term liabilities	(19,075)	2,524
Deferred revenue	2,306	119

Net cash provided by operating activities	4,210	38,020
Investing activities:
Purchases of property and equipment	(13,847)	(10,082)
Proceeds from the sale of assets	2,223	33
Loan to equity investee	(2,000)	—
Proceeds from sales and maturities of investments	225,480	231,263
Purchases of investments	(74,523)	(233,053)

Net cash provided (used) by investing activities	137,333	(11,839)
Financing activities:
Dividend paid	(208,203)	—
Proceeds from stock option and warrant exercises	12,756	2,564
Proceeds from issuance of stock through employee stock purchase plan	741	943

Net cash provided (used) by financing activities	(194,706)	3,507

Net increase (decrease) in cash and cash equivalents	(53,163)	29,688
Cash and cash equivalents:
Beginning of period	163,505	153,013

End of period	$110,342	$182,701

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops tools and technologies that assist consumers with finding content and information on the Internet or mobile phone. The Company offers online search and directory services that enable Internet users to locate information, merchants, individuals, and products online. The Company offers search and directory services through its Web sites as well as through the Web properties of distribution partners. The Company also delivers data technology solutions, consulting, and management services for the mobile operator market, including portal, storefront, search, and messaging solutions. In addition, through June 30, 2007, the Company provided mobile media content products, including ringtones, graphics, and games to subscribers of its mobile customers.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Investors should read these interim financial statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of June 30, 2007, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company has recognized immaterial interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively, as of January 1, 2007 and in the three and six months ended June 30, 2007.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation cost, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Systems and network operations	$746	$464	$1,300	$654
Product development	2,023	714	3,648	1,129
Sales and marketing	2,412	1,509	4,504	2,551
General and administrative	3,631	1,948	6,645	4,410

Total	$8,812	$4,635	$16,097	$8,744

To estimate the compensation cost that was recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, for the three and six months ended June 30, 2007 and 2006, the Company used the fair value at date of grant for Restricted Stock Units (“RSUs”) and the Black-Scholes option-pricing model with the following weighted-average assumptions for its stock option and ESPP incentive plans:

	Employee Stock Option Plans				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three and Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Risk-free interest rate	4.90%	4.78%	4.87%	4.70%	5.12%	4.13%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Volatility	48%	61%	50%	63%	41%	35%
Expected life	2.2 years	2.6 years	2.5 years	2.7 years	6 months	6 months

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The Company had a net loss for the three and six months ended June 30, 2007, therefore no dilutive stock options or warrants are included in the computation of diluted loss per share for the three and six months ended June 30, 2007.

The treasury stock method calculates the dilutive effect for stock options and warrants whose exercise price is less than the average stock price during the period presented. The number of weighted average shares outstanding and dilutive stock options and warrants for the three and six months ended June 30, 2007 and 2006 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding, basic	32,626,290	31,238,796	32,046,696	31,161,521
Dilutive stock options and warrants	—	1,692,302	—	1,763,189

Weighted average common shares outstanding, diluted	32,626,290	32,931,098	32,046,696	32,924,710

For the three and six months ended June 30, 2007, stock option, RSU, and warrant equivalents of 1,562,699 and 1,849,138, respectively, were excluded from the calculation because they were antidilutive due to the net losses in those periods. Additionally, stock options to purchase 4,791,412 and 5,367,313 shares in the three and six months ended June 30, 2007, respectively, were outstanding but not included in the computation of dilutive shares because the exercise price of the stock options was greater than the average share price of the common shares during the period. Stock options to purchase 5,208,390 and 4,720,885 shares in the three and six months ended June 30, 2006, respectively, were outstanding but not included in the computation of dilutive shares because the exercise price of the stock options was greater than the average share price of the common shares during the period. In addition, excluded from the calculation of potentially dilutive shares for the three and six months ended June 30, 2007 was a Company grant of 1.2 million RSUs to its employees in July 2007.

5.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with its operating lease obligations and revenue share agreements (in thousands):

	Remainder of 2007	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease commitments, net of sublease income	$2,962	$3,305	$4,476	$4,263	$4,175	$3,894	$657	$23,732
Guaranteed minimum revenue share payments	6,826	5,615	—	—	—	—	—	12,441

Total	$9,788	$8,920	$4,476	$4,263	$4,175	$3,894	$657	$36,173

As of June 30, 2007, the Company has pledged $4.2 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is primarily included in Other long-term assets. For certain of the Company’s revenue share agreements with its Online distribution partners, the Company is required to make non-cancelable guaranteed minimum revenue share payments to those partners over the term of the respective agreements.

Litigation

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

6.	Restructuring and other, net

Restructuring charges were $378,000 for the three months ended June 30, 2007 and $811,000 for the six months ended June 30, 2007. There were no restructuring charges for the three and six months ended June 30, 2006.

In September 2006, the Company announced that one of its carrier partners intended to develop direct licensing relationships with the major record labels beginning in 2007. The Company anticipated that such direct relationships between the carrier and content providers would have a material negative impact on its revenues and operating results. As a result, the Company committed to a plan to make operational changes to its business to align operational focus and costs with expected future revenues. The plan included a reduction in the Company’s workforce and consolidation of facilities. The Company also suspended investment in mobile media content initiatives and, accordingly, as of June 30, 2007 has substantially reduced its mobile media content product offerings. As a result of implementing the plan, the Company has recorded an aggregate charge of $63.1 million in Restructuring between September of 2006 and June of 2007.

In future periods, adjustments and additions are expected to be made to the amounts recorded.

Restructuring for the three and six months ended June 30, 2007 consists of the following (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Employee separation costs	$472	$361
Stock-based compensation expense (benefit)	86	(68)
Losses on contractual commitments	61	473
Impairment of long-lived assets	52	52
Estimated future lease losses	(370)	(84)
Other	77	77

	$378	$811

At June 30, 2007, the accrued liability associated with the restructuring related charges was $2.8 million and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Liability at December 31, 2006	$5,934	$2,838	$1,450	$10,222
Restructuring accrual	87	47	618	752
Adjustments	(83)	—	(447)	(530)
Payments in three months ended March 31, 2007	(4,510)	(1,394)	(1,421)	(7,325)

Liability at March 31, 2007	1,428	1,491	200	3,119
Restructuring accrual	1,060	—	193	1,253
Adjustments	(587)	(360)	49	(898)
Payments in three months ended June 30, 2007	(438)	(20)	(195)	(653)

Liability at June 30, 2007	$1,463	$1,111	$247	$2,821

The Company expects to incur additional restructuring charges in 2007 of less than $1 million related to initiatives identified to date that have not yet been recognized in the accompanying unaudited Condensed Consolidated Statements of Operations.

Other, net consists of costs and/or charges that are not directly associated with other revenues or operating expense classifications. Other, net of $2.1 million and $3.3 million for the three and six months ended June 30, 2007, respectively, consisted of the gain on sale of assets related to mobile media operations. There were no Other, net charges in the three and six months ended June 30, 2006.

7.	Dividend

On May 2, 2007, the Company’s Board of Directors declared a special cash distribution by means of a dividend on the Company’s common stock of $6.30 per share. The dividend was paid on May 28, 2007 with respect to all shares of common stock outstanding at the close of business on May 18, 2007. On May 18, 2007, there were 33.1 million shares outstanding and, based on those shares, the total amount of the cash distribution was $208.2 million.

Additionally, on May 2, 2007, the Company’s Board of Directors approved a plan to compensate employees and directors that hold in-the-money options to purchase shares of common stock and RSUs for the reduction in value of these awards due to the special cash distribution. The compensation was a combination of cash and issuance of additional RSUs and the amount was based on, among other factors, the average trading price of the Company’s stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. During the three and six months ended June 30, 2007, a cash payment of $22.3 million was made and recognized as expense for vested in-the-money options and 663,940 RSUs with a fair value of $15.1 million were granted for unvested in-the-money options and RSUs that will be expensed over the vesting period of such RSUs. The vesting schedules for RSUs granted under this plan are the same as the existing awards for which they are granted.

8.	Segment Disclosures

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

For each segment, the historical financial results for 2006 are presented in a manner consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past and is different than the segment results previously presented.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the three and six months ended June 30, 2007 and 2006 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by segment.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Online
Revenue	$39,742	$50,373	$84,782	$96,503
Content and distribution expenses	13,837	18,122	30,154	34,397
Operating expenses	10,112	9,419	20,823	19,213

Segment income	15,793	22,832	33,805	42,893
Mobile
Revenue	30,788	45,473	72,391	89,617
Content and distribution expenses	15,067	27,999	40,367	53,336
Operating expenses	19,330	25,140	39,030	44,407

Segment loss	(3,609)	(7,666)	(7,006)	(8,126)
Total
Total revenues	70,530	95,846	157,173	186,120
Total content and distribution expenses	28,904	46,121	70,521	87,733
Total segment operating expenses	29,442	34,559	59,853	63,620

Total segment income	12,184	15,166	26,799	34,767
Corporate
Operating expenses	31,364	6,267	37,778	13,162
Depreciation	4,809	3,457	9,400	6,774
Amortization of intangible assets	1,668	3,611	3,470	7,319
Stock-based compensation	8,812	4,635	16,097	8,744
Restructuring and other, net	(1,669)	—	(2,502)	—
Other income, net	(4,384)	(4,723)	(9,575)	(8,595)
Income tax provision (benefit)	(286)	900	801	3,339

Total consolidated net income (loss)	$(28,130)	$1,019	$(28,670)	$4,024

9.	Recent Accounting Pronouncements

The Company adopted FIN 48 on January 1, 2007. Additionally, in May 2007, the FASB published FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FIN 48. FSP FIN 48-1 is an amendment to FIN 48 and clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of the adoption date of FIN 48, the Company’s accounting is consistent with the guidance in FSP FIN 48-1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007; however, early adoption is allowed with certain conditions. The Company is currently evaluating the provisions of SFAS No. 159 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

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

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our future business plans and growth strategy;

•	the expected demand for and benefits of our online and mobile products and services for our customers and distribution partners;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated benefits from the business and technologies we have acquired or intend to acquire;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding employee hiring and retention, including anticipated reductions in force and headcount;

•	statements regarding the future payment of dividends;

•	anticipated revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules, including the impact on deferred tax benefits;

•	statements regarding use of cash, cash needs and ability to raise capital; and

•	statements regarding potential liability from contractual relationships.

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

We also deliver data technology solutions, consulting, and management services for the mobile operator market, including portal, storefront, search, and messaging solutions. In addition, through June 30, 2007, we provided mobile media content products, including ringtones, graphics, and games to subscribers of our mobile customers. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers. In September 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we committed to a plan to make operational changes to our business to align operational focus and costs with expected future revenues. The restructuring plan, which was substantially completed as of June 30, 2007, included a reduction in our workforce, consolidation of our facilities, a suspension of our investment in mobile media content initiatives, and a substantial reduction of our mobile media content product offerings.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have offices in Westborough, Massachusetts; Woking, United Kingdom; and Papendrecht, The Netherlands. Our common stock is listed on the Nasdaq Global Select Market under the symbol “INSP.”

In early 2007, as a result of our operational changes described above, we realigned our operations into two business units, Online and Mobile. As part of that realignment, we changed our segment reporting to better reflect the performance of our company. Given this change in our organizational structure, for each segment the historical financial results for quarters in 2006 are presented in a manner consistent with our new reporting segments. See Note 8 to our unaudited Condensed

Consolidated Financial Statements for further information regarding our segments. The revised financial information for the new segment reporting was prepared for comparative purposes and may not be indicative of how we operated or managed our business in the past, and is different than the segment results previously presented.

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

Overview of Second Quarter 2007 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2007. A more detailed discussion, comparing our operating results for the three and six months ended June 30, 2007 and 2006, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended June 30, 2007 decreased to $70.5 million from $95.8 million in the three months ended June 30, 2006. Total revenue decreased as a result of lower sales of our media products due to our restructuring, and there were also declines in our Online revenues from our search distribution partners. Revenues from our Online business decreased to $39.7 million in the second quarter of 2007 from $50.4 million in the second quarter of 2006. This decrease was primarily due to a decrease in revenue from search results delivered through certain distribution partners. During the second quarter of 2007, approximately 55% of our search revenues came from our search distribution partners as compared to more than 60% of search revenues during the second quarter of 2006. Revenues from our Mobile business decreased to $30.8 million in the second quarter of 2007 from $45.5 million in the second quarter of 2006, primarily attributable to the decrease in sales of our media download products, such as ringtones, graphics and games, which was partially offset by an increase of $4.3 million in our Mobile portal, storefront, search, and messaging solutions.

Content and distribution costs for the three months ended June 30, 2007 decreased to $28.9 million from $46.1 million in the three months ended June 30, 2006. Online content and distribution costs for the three months ended June 30, 2007 decreased to $13.8 million from $18.1 million in the three months ended June 30, 2006. Online content and distribution expense as a percent of Online revenues decreased from 36.0% for the second quarter of 2006 to 34.8% for the second quarter of 2007, primarily attributable to a decrease in revenue from search results delivered through our distribution partners. Mobile content and distribution costs for the three months ended June 30, 2007 decreased to $15.1 million from $28.0 million in the three months ended June 30, 2006. Mobile content and distribution expense as a percent of Mobile revenues decreased from 61.6% for the second quarter of 2006 to 48.9% for the second quarter of 2007, primarily attributable to the decline in media downloads.

Other operating expenses for the three months ended June 30, 2007 were $76.1 million, an increase of $23.6 million from $52.5 million in the three months ended June 30, 2006. Other operating expenses include expenses related to Systems and network operations, Product development, Sales and marketing, General and administrative, and Depreciation and Amortization of intangible assets, and exclude Restructuring and other, net. The increase from the three months ended June 30, 2006 was primarily attributable to an increase in personnel-related expenses associated with payments made to employees and directors related to the cash distribution to shareholders, an increase in stock-based compensation expense relating to stock-based incentives provided to our employees, and an increase in depreciation expense related to the operation of our new data center, which were partially offset by decreases in amortization of intangible assets and other operating expenses as a result of our restructuring described above.

Additionally, Other income, net for the three months ended June 30, 2007 was $4.4 million, as compared to $4.7 million in the three months ended June 30, 2006. The decrease was primarily attributable to a decrease in interest income on a lower average balance of investments due to the dividend paid during the quarter. Additionally, we recorded an income tax provision of $286,000 in the second quarter of 2007 as compared to a benefit of $900,000 in the second quarter of 2006.

Net loss for the three months ended June 30, 2007 was $28.1 million compared to net income of $1.0 million in the three months ended June 30, 2006. The decrease was primarily attributable to the items noted above.

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

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two segments, Online and Mobile. In general, we recognize revenues in the period in which the services are performed, products are delivered or the transaction occurs. In certain arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. Online revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We are the primary obligor in the revenue generating relationships with our search engine and directory listing customers, we separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements and assume the credit risk for amounts invoiced to such customers. We, through our meta-search technology, determine the paid search results, content and information directed to our owned and operated Web sites and our distribution partners’ Web properties. We earn revenue from our search engine and directory listing customers by providing paid search results generated from our distribution partners’ Web properties based on separately negotiated and agreed upon terms with each distribution partner. We recognize amounts due to our distribution partners in the period they are earned and classify such costs as Content and distribution expense in the Consolidated Statement of Operations. For mobile operator customers to whom we license content, we record revenue on a gross basis and the corresponding licensing expense as operating expense. In the event the mobile operator customer directly licenses the content, we record as revenue the service fees we earn.

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

At December 31, 2006, based on the weight of available evidence, we determined that it was more likely than not that a portion of our deferred tax asset would be realized and, at December 31, 2006, our deferred tax asset, net of the valuation allowance, was $104.0 million. This amount was based on total deferred assets of $441.4 million, primarily comprised of $381.2 million of accumulated net operating loss carryforwards, net of a $337.4 million valuation allowance. Significant judgment is required in making this assessment, including the evaluation of the impact of our recent operating losses, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

Restructuring

In 2006, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Charges associated with this restructuring plan are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In determining the restructuring charges that we recorded in 2006 we relied on certain assumptions, including planned employee separation dates and estimated income for facilities that we plan to sublease. Changing business conditions may affect the assumptions related to the timing and extent of restructuring activities. We will review the status of these activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

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

As of June 30, 2007, we have $104.4 million of goodwill and $16.1 million of other intangible assets on our balance sheet.

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

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant.

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

In accordance with the provisions of FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we assess our indemnifications to determine whether a liability for the fair value of any obligation is required to be recorded. We provide indemnifications of varying scope and terms to customers, vendors, partners, or other parties in the ordinary course of business. As of June 30, 2007, our assessment determined that no liability is required to be recorded.

See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the six months ended June 30, 2007, our net loss was $28.7 million. While we achieved profitability for each of the years ended December 31, 2004 and 2005, prior to 2004 and for the year ended December 31, 2006, we incurred annual losses since our inception and, as of June 30, 2007, have an accumulated deficit of $1.1 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Revenues. We derive revenues from deploying our products and services to customers via the Internet and mobile phones. Under many of our agreements, we earn revenues from a combination of our products and services delivered to customers. Revenues for the three and six months ended June 30, 2007 and 2006 are presented below (amounts in thousands):

	Three Months Ended June 30,		Change from 2006	Six Months Ended June 30,		Change from 2006
	2007	2006		2007	2006
Revenues
Online	$39,742	$50,373	$(10,631)	$84,782	$96,503	$(11,721)
Mobile	30,788	45,473	(14,685)	72,391	89,617	(17,226)

Total	$70,530	$95,846	$(25,316)	$157,173	$186,120	$(28,947)

The decrease in revenue for Online products and services for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, is primarily due to a decrease in revenue from search results delivered through certain of our distribution partners. Partially offsetting this decline is the growth in our online search services, in particular, better monetization for paid searches.

The decrease in revenue for our Mobile products and services for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, is primarily due to a decrease in revenues from the sales of our media products, such as ringtones, graphics and games. We expect that there will be a continued decline in our Mobile revenue in 2007 as result of our substantial reduction in our mobile media content product offerings. We are continuing to focus primarily on our Mobile portal, storefront, search, and messaging solutions services, which generated $13.3 million in revenues in the second quarter of 2007 as compared to $9.0 million in the second quarter of 2006.

Seasonality

Our Online services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our Online distribution partners, as well as online content and data licenses and costs related to royalty and license fees related to our Mobile products for items such as ringtones, graphics and games, and other content or data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,		Change from 2006	Six Months Ended June 30,		Change from 2006
	2007	2006		2007	2006
Content and Distribution Expenses
Online	$13,837	$18,122	$(4,285)	$30,154	$34,397	$(4,243)
Mobile	15,067	27,999	(12,932)	40,367	53,336	(12,969)

Total	$28,904	$46,121	$(17,217)	$70,521	$87,733	$(17,212)

	Three Months Ended June 30,		Change from 2006	Six Months Ended June 30,		Change from 2006
	2007	2006		2007	2006
Content and Distribution Expenses
As a percent of Online Revenue	34.8%	36.0%	(1.2%)	35.6%	35.6%	0.0%
As a percent of Mobile Revenue	48.9%	61.6%	(12.7%)	55.8%	59.5%	(3.7%)
As a percent of Total Revenues	41.0%	48.1%	(7.1%)	44.9%	47.1%	(2.2%)

The decrease in content and distribution expenses as a percent of revenues for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, is primarily due to a decrease in revenues from the sales of our media products, such as ringtones, graphics and games, for which we pay related content and licensing fees, and a decrease in revenue from search results delivered through our distribution partners. We anticipate that our content costs will increase in absolute dollars if revenues increase through growth from existing arrangements with our Online distribution partners or we add new Online distribution partners. If Online revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution costs as a percent of revenue will increase. We expect Mobile content and distribution costs to decline as we have substantially discontinued sales of mobile media content products as of June 30, 2007.

Systems and Network Operations Expenses. Systems and network operations expenses consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,		Change from 2006	Six Months Ended June 30,		Change from 2006
	2007	2006		2007	2006
Systems and Network Operations Expenses	$7,484	$7,880	$(396)	$14,209	$14,988	$(779)
Percent of Total Revenues	10.6%	8.2%	2.4%	9.0%	8.1%	0.9%

Systems and network operations expenses decreased by $396,000 to $7.5 million for the three months ended June 30, 2007 as compared to $7.9 million for the three months ended June 30, 2006. The absolute dollar decrease for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to a decrease of $699,000 in personnel expenses, including employee salaries and benefits, contractors, and temporary help, as a result of the restructuring implemented in September 2006 as described above, net of an increase in stock-based compensation expense. This decrease was partially offset by payments of $507,000 made to employees related to the cash distribution to shareholders.

Systems and network operations expenses decreased by $779,000 to $14.2 million for the six months ended June 30, 2007 as compared to $15.0 million for the six months ended June 30, 2006. The absolute dollar decrease for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to a decrease of $2.0 million in personnel expenses, including employee salaries and benefits, contractors, and temporary help, as a result of the restructuring implemented in September 2006 as described above, which was partially offset by payments of $507,000 made to employees related to the cash distribution to shareholders and increases in stock-based compensation expense of $647,000.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,		Change from 2006	Six Months Ended June 30,		Change from 2006
	2007	2006		2007	2006
Product Development Expenses	$15,882	$12,467	$3,415	$30,624	$21,775	$8,849
Percent of Total Revenues	22.5%	13.0%	9.5%	19.5%	11.7%	7.8%

Product development expenses increased by $3.4 million to $15.9 million for the three months ended June 30, 2007 as compared to $12.5 million for the three months ended June 30, 2006. The absolute dollar increase for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to payments of $1.6 million made to employees related to the cash distribution to shareholders and an increase of $1.3 million in stock-based compensation expense and an increase of $492,000 in professional service fees, as we continue to invest in the development and enhancement of our products and services.

Product development expenses increased by $8.8 million to $30.6 million for the six months ended June 30, 2007 as compared to $21.8 million for the six months ended June 30, 2006. The absolute dollar increase for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to an increase of $3.6 million in personnel-related expenses, primarily consisting of contractors to augment our staffing, employee salaries and benefits and professional service fees, as we continued to invest in the development and enhancement of our products and services. Additional increases were due to an increase in stock-based compensation expense of $2.5 million, payments of $1.6 million made to employees related to the cash distribution to shareholders, and $1.4 million in professional service fees, related to our continued investment in the development and enhancement of our products and services.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as a percent of revenue as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,		Change from 2006	Six Months Ended June 30,		Change from 2006
	2007	2006		2007	2006
Sales and Marketing Expenses	$11,153	$12,567	$(1,414)	$20,102	$22,130	$(2,028)
Percent of Total Revenues	15.8%	13.1%	2.7%	12.8%	11.9%	0.9%

Sales and marketing expenses decreased by $1.4 million to $11.2 million for the three months ended June 30, 2007 as compared to $12.6 million for the three months ended June 30, 2006. The absolute dollar decrease for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to a decrease in personnel related expenses, temporary help and contractors totaling $2.7 million, as a result of the restructuring implemented in September 2006 as described above, and a decrease of $1.7 million in marketing and promotional expense. These decreases were partially offset by payments of $2.4 million made to employees related to the cash distribution to shareholders and an increase in stock-based compensation expense of $903,000.

Sales and marketing expenses decreased by $2.0 million to $20.1 million for the six months ended June 30, 2007 as compared to $22.1 million for the six months ended June 30, 2006. The absolute dollar decrease for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to a decrease in personnel-related expenses, including contractors, and employee salaries and benefits of $3.3 million, as a result of the restructuring implemented in September 2006 as described above, decreases in marketing and promotional expenses totaling $2.2 million, and decreases in other employee related expenses of $663,000. These decreases were partially offset by payments of $2.4 million made to employees related to the cash distribution to shareholders and an increase in stock-based compensation expense of $2.0 million.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, and costs related to compliance with the Sarbanes-Oxley Act of 2002; occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,		Change from 2006	Six Months Ended June 30,		Change from 2006
	2007	2006		2007	2006
General and Administrative Expenses	$35,099	$12,547	$22,552	$48,793	$26,633	$22,160
Percent of Total Revenues	49.8%	13.1%	36.7%	31.0%	14.3%	16.7%

General and administrative expenses increased by $22.6 million to $35.1 million for the three months ended June 30, 2007 as compared to $12.5 million for the three months ended June 30, 2006. The absolute dollar increase for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to payments made to employees and directors related to the cash distribution to shareholders of $17.8 million. The increases were additionally due to increases in professional services fees of $2.5 million, increases in stock-based compensation expense of $1.7 million, and increases in facilities expense of $608,000. These increases were partially offset by decreases in personnel related expenses and contractors totaling $632,000.

General and administrative expenses increased by $22.2 million to $48.8 million for the six months ended June 30, 2007 as compared to $26.6 million for the six months ended June 30, 2006. The absolute dollar increase for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to payments made to employees and directors related to the cash distribution to shareholders of $17.8 million. The increases were additionally due to increases in professional services fees of $1.8 million, increases in stock-based compensation expense of $2.2 million, and increases in facilities expense of $1.2 million. These increases were partially offset by decreases in personnel related expenses and contractors totaling $897,000.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $4.8 million and $9.4 million for the three and six months ended June 30, 2007, respectively, compared to $3.5 million and $6.8 million for the three and six months ended June 30, 2006, respectively. Depreciation expense increased primarily as a result of property and equipment recently placed in service in our data center and an increase in internally developed software.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $1.7 million and $3.5 million during the three and six months ended June 30, 2007, respectively, compared to $3.6 million and $7.3 million during the three and six months ended June 30, 2006, respectively. The decrease from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 is primarily attributable to the impairment of definite-lived intangible assets as part of the restructuring plan announced in 2006. The expected future amortization of intangible assets at June 30, 2007 is $419,000 for the remainder of 2007 and $93,000 in 2008.

Restructuring and Other, Net. During the three and six months ended June 30, 2007, we recorded a total restructuring charge of $378,000 and $811,000, respectively, as part of the restructuring plan announced in 2006. There were no restructuring charges in the three and six months ended June 30, 2006. In future periods, adjustments and additions may be made to the amounts recorded as of June 30, 2007. We expect to record less than $1 million in additional pre-tax restructuring charges in the future, primarily consisting of stock-based compensation expense and estimated future lease losses.

Other, net for the three and six months ended June 30, 2007 was $2.1 million and $3.3 million, respectively, consisting of the gain on sale of assets related to mobile media operations.

Other Income, Net. Other income, net, primarily consists of interest income. The decrease in interest income for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was primarily attributable to a decrease in investments. The increase in interest income for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was primarily attributable to an increase in interest rates. We expect interest income to decline due to the reduced balance in investments.

Provision for Income Taxes. We recorded an income tax benefit of $286,000 for the three months ended June 30, 2007 and a provision for income taxes of $801,000 for the six months ended June 30, 2007. We recorded a provision for income taxes of $900,000 and $3.3 million for the three and six months ended June 30, 2006, respectively. For 2007, the provision (benefit) for income taxes included state and international taxes. For 2006, the provision for income taxes included U.S. federal alternative minimum, state, and international taxes. We expect to record a tax provision for state and international taxes for the remainder of 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and marketable investments of $197.8 million, consisting of cash and cash equivalents of $110.3 million and short-term investments available-for-sale of $87.5 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations and revenue share agreements (in thousands):

	Remainder of 2007	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease commitments, net of sublease income	$2,962	$3,305	$4,476	$4,263	$4,175	$3,894	$657	$23,732
Guaranteed minimum revenue share payments	6,826	5,615	—	—	—	—	—	12,441

Total	$9,788	$8,920	$4,476	$4,263	$4,175	$3,894	$657	$36,173

For certain of our revenue share agreements with our Online distribution partners, we are required to make non-cancelable guaranteed minimum revenue share payments to those partners over the term of the respective agreements.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At June 30, 2007, the total amount of collateral pledged under these agreements was $4.2 million.

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$4,210	$38,020
Net cash provided (used) by investing activities	137,333	(11,839)
Net cash provided (used) by financing activities	(194,706)	3,507

Net increase (decrease) in cash and cash equivalents	$(53,163)	$29,688

Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2007, consisting of our net loss of $28.7 million, increase in our operating assets and liabilities of $26.3 million, consisting of a decrease in accounts receivable, other receivables, prepaid expenses, other current assets, and other long-term assets and an increase in deferred revenue. Also increasing our operating cash were adjustments not affecting cash flows provided by operating activities of $31.0 million, consisting of depreciation, amortization, stock-based compensation expense, deferred income taxes, restructuring and other, net. Partially offsetting the increase are changes in our operating assets and liabilities of $21.0 million primarily consisting of decreases in accrued expenses and other current and long-term liabilities and accounts payable and adjustments not affecting cash flows provided by operating activities of $3.3 million related to the gain on sale of assets.

Net cash provided by operating activities was $38.0 million for the six months ended June 30, 2006, consisting of our net income of $4.0 million, increase in our operating assets and liabilities of $12.3 million, consisting of a decrease in accounts receivable, other receivables, prepaid expenses, and other current assets and an increase in accrued expenses and other current and long-term liabilities and deferred revenue. Also increasing our operating cash were adjustments not affecting cash flows provided by operating activities of $25.7 million, consisting of depreciation, amortization, stock-based compensation expense, deferred income taxes, and other, net. Partially offsetting the increase are changes in our operating assets and liabilities of $4.0 million primarily consisting of an increase in other long-term assets and a decrease in accounts payable.

Net cash provided by investing activities totaled $137.3 million for the six months ended June 30, 2007, primarily consisting of the net increase in short-term investments of $151.0 million and proceeds from sale of assets of $2.2 million, partially offset by $13.8 million used to purchase property and equipment and a $2.0 million loan to an equity investee.

Net cash used by investing activities totaled $11.8 million for the six months ended June 30, 2006, primarily consisting of $10.1 million used to purchase property and equipment, and the net increase in short-term and long-term investments of $1.8 million.

Net cash used by financing activities totaled $194.7 million in the six months ended June 30, 2007, primarily consisting of the $208.2 million dividend paid to shareholders in May 2007. Partially offsetting this decrease in cash was cash proceeds of $13.5 million from the exercise of stock options and warrants and from sales of shares through our employee stock purchase plan.

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

Cash Dividend

On May 2, 2007, our Board of Directors declared a special cash distribution by means of a dividend on the Company’s common stock of $6.30 per share. The dividend was paid on May 28, 2007 with respect to all shares of our common stock outstanding at the close of business on May 18, 2007. On May 18, 2007, there were 33.1 million shares outstanding and, based on those shares, the total amount of the cash distribution was $208.2 million.

Additionally, on May 2, 2007, our Board of Directors approved a plan to compensate employees and directors that hold in-the-money options to purchase shares of common stock and restricted stock units (“RSUs”) for the reduction in value of these awards due to the special cash distribution. The compensation was a combination of cash and issuance of RSUs and the amount was based on, among other factors, the average trading price of our stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. A cash payment of $22.3 million was made for vested in-the-money options and 663,940 RSUs with a fair value of $15.1 million were granted for unvested in-the-money options and RSUs. The vesting schedule for RSUs granted under this plan was the same as the existing awards for which they are granted.

Stock Repurchase Program

On June 8, 2007, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. On May 30, 2006, our Board of Directors authorized a stock repurchase plan whereby we were authorized to purchase up to $100 million of our common stock which expired on May 29, 2007.

We did not purchase any shares under any of these plans during the three and six months ended June 30, 2007 and 2006.

Recent Accounting Pronouncements

We adopted FIN 48 on January 1, 2007. Additionally, in May 2007, the FASB published FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FIN 48. FSP FIN 48-1 is an amendment to FIN 48 and clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of the adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007; however, early adoption is allowed with certain conditions. We are currently evaluating the provisions of SFAS No. 159 to determine what effect its adoption on January 1, 2008 will have on our financial position, cash flows, and results of operations.

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

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2007 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

Item 4. —Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. That evaluation is designed to assess whether disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes described below.

Based on our management’s evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes. During the six months ended June 30, 2007, we have taken steps to improve our internal controls over our income tax accounting process. Those steps include the hiring of a Senior Director of Tax and implementing a more rigorous review process. Management will continue its evaluation of internal control for our income tax accounting process and believe it is taking the necessary steps to remediate any ineffective control contributing to the material weakness in conjunction with our preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ending December 31, 2007. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, management has concluded that the Condensed Consolidated Financial Statements in this Form 10-Q fairly present, in all material respects, our financial positions, results of operations and cash flows for the period presented.

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

We rely on our relationships with distribution partners, including mobile operators, internet service providers, Web portals and software application providers, for distribution of our products and services. We generated approximately 44% and 50% of our total revenues through relationships with our top five distribution partners for the second and first quarters of 2007, respectively. We cannot assure you that these relationships will continue or result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or also seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected. In September 2006, we announced that one of our major mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007. The direct relationships developed by this mobile customer and our substantial reduction of our mobile media content product offerings will have a material negative impact on our revenues.

Our agreements with most of our online search and directory distribution partners come up for renewal in 2007 and 2008. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. In particular, competition is increasing for consumer traffic in the search and directory markets. We anticipate that the cost of our content for our revenue sharing arrangements with our search distribution partners will increase as revenues grow and may increase on a relative basis compared to revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

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

Additionally, agreements with our search content providers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require the rights we grant to our search distribution partners to be modified to comply with such amendments or interpretations. The agreements with our search distribution partners generally provide that we may modify the rights we grant to them to avoid being in conflict with the agreements with our search content providers. Also, our search content providers have approval processes with respect to the redistribution of their content by our distribution partners. Some of our distribution partners that redistribute such content have not complied with such approval processes, and we no longer provide the applicable content to such partners or such partners no longer redistribute the content. If our search content providers impose additional restrictions, some of our distribution partners may be required to change the manner in which they redistribute the content or cease redistributing the content. If such distribution partners are unable to meet the restrictions, we may need to terminate our agreement with such distribution partners or no longer provide the applicable content to such partners.

The loss or reduction of content that we can make available to our distribution partners, as well as the termination of distribution or content provider agreements, as described above, could have a material adverse effect on our financial results.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We derive a substantial portion of our revenues from a small number of customers. We expect that concentration will continue in the foreseeable future. Our top five customers represented approximately 84% and 82% of our revenues in the second and first quarters of 2007, respectively. Google, AT&T (formerly, Cingular Wireless) and Yahoo! each accounted for more than 10% of our revenues in the three- month period ended June 30, 2007. Our principal agreements with these customers expire in 2011, 2008 and 2008, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms.

If any of our top customers significantly reduces or eliminates the content or services it receives from us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer. In September 2006, we announced that one of our mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007. We expect that the loss of the mobile content portion of our mobile business will have a material negative impact on our revenues.

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

Our agreements with some of our major customers and distribution partners contain minimum performance commitments, minimum service level requirements or minimum revenue guarantees that we must meet in order to avoid reduction in payments from such customers or payment of revenue shortfalls to such distribution partners.

Under our agreements with some of our major customers and distribution partners, we are required to generate a minimum amount of revenue. If we do not reach these minimums, we may receive reduced revenues from our customers or we may be required to compensate our customer or distribution partner for the difference between the minimum and the shortfall. If such shortfall is substantial, it could have a material adverse effect on our financial results.

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

Since inception, our business model has evolved and is likely to continue to evolve as we refine our product offerings and market focus. Since 2003, we have focused on our search, directory, and mobile products and services. We continue to evaluate opportunities in a rapidly evolving market. In September 2006, we announced that one of our mobile customers planned to develop direct licensing relationships with the major record labels beginning in 2007. In light of that announcement, we have suspended investments in developing or obtaining more mobile content and our own direct-to-consumer mobile distribution channel and we have substantially reduced, through various initiatives, our mobile media content product offerings. However, we plan to continue building on our foundations in mobile technology and services and online discovery, including leveraging our search and directory technology and applications for mobile devices to allow carriers and other business partners to provide mobile media product offerings to their customers. These changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for products and services, and other factors described in this section, and may have a material negative impact on our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures as well as other steps to reduce expenses. We have eliminated approximately 290 positions as part of our restructuring. As part of the restructuring and our effort to align costs with expected future revenues, we have recorded aggregate restructuring charges of $63.1 million through June 30, 2007. We expect to record less than $1 million additional restructuring charges through the remainder of 2007. Effecting any restructuring or streamlining likely places significant strains on management, our employees, and our operational, financial, and other resources. In addition, such actions could impair our development, marketing, sales and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation and other effects from such restructuring and streamlining. Our suspension of investment in developing or obtaining new content and our substantial reduction in our mobile media content product offerings may also negatively impact our relationships with our mobile operator distribution partners who may decide to obtain content or services from other sources offering a more complete mobile content and services package. Such effects from restructuring and streamlining could have a negative impact on our financial results.

We have identified a material weakness in our internal controls as of June 30, 2007 that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Based on an evaluation of our disclosure controls and procedures as of June 30, 2007, our management has concluded that such disclosure controls and procedures were not effective as of such date due to the existence of a deficiency in the operation of our internal accounting controls, which constituted a material weakness in our internal control over financial reporting. As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified deficiency pertained to controls which were not adequately designed to ensure proper accounting and disclosure of deferred income taxes. Because of this material weakness, there is risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. We are currently in the process of designing and implementing control procedures to remediate the material weakness. We cannot assure, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2006, except for 2004 and 2005, and, we incurred a net loss in the second and first quarters of 2007. As of June 30, 2007, we had an accumulated deficit of $1.1 billion. We may incur net losses in the future including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to regain profitability on a quarterly or annual basis or, if regained, to sustain it.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution or content relationships, such as by search distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services and new distribution channels;

•	cash distributions to our shareholders;

•	additional restructuring charges we may need to incur in the future;

•	litigation expense, including settlement claims;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for or distribution of our products;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On August 3, 2007, the closing price of our common stock was $20.07. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search, directory or mobile products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any additional material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our search, directory and mobile products and services are in young industries that have undergone rapid and dramatic changes in their short history. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•

retain and expand our existing mobile customer arrangements, or maintain or expand amount of products and services provided to them under such arrangements, or expand our customer base in markets in which we operate;

•	attract and retain distribution partners for our search and directory services;

•	attract and retain content partners;

•	attract and retain users to our owned and operated sites;

•	manage our growth, control expenditures and align costs with revenues; and

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	alternatives to access the Internet or mobile devices;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries.

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

We depend on third parties for content and certain functionalities within our products and services, and the loss of access to or increased cost of this content or functionalities could cause us to reduce our product and service offerings to customers and could negatively impact our financial results.

We currently create only a relatively small portion of our content. In most cases, we acquire rights to content from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers. We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. In the future, some of our content providers may not give us access to important content or may increase the fees or percentages that they charge us for their content, which could have a material negative effect on our operating results. Additionally, our content license fees may increase to the extent that our revenues related to such products and services increase and may increase as a percent of revenues as a result of price competition and demand for our products and services and the mix of our product sales.

We also license software from third parties that provides us with that ability to provide certain functionalities to our customers as part of our mix of products and services. The arrangements for these licenses usually require us to pay a license fee and, in some cases, a fee based on revenue earned. If we fail to enter into or maintain satisfactory arrangements with content providers, particularly with our major content providers, or providers of software we utilize in our products and services, our ability to provide a variety of products and services to our customers could be severely limited, which would have a material negative effect on our operating results. Also, even if we maintain agreements with our major content providers or providers of software we utilize in our products and services, such providers may directly contract with our distribution partners as well, reducing the demand by our distribution partners for content or functionalities coming through us.

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

Our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom, except our chief executive officer, are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives. Additionally, our reduction of approximately 290 positions related to our restructuring could place significant strain on many of the remaining employees, including key employees, as well as create uncertainty about their and our future prospects. We recently instituted a restricted stock unit program aimed at retaining employees who were not scheduled for termination. However, there can be no assurance that this or any other retention program we initiate will be successful at retaining employees, including key employees.

Unless we are able to hire, retain and motivate highly qualified employees, we will be unable to execute our business strategy.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Our services and the industries to which we provide our services are relatively new. Qualified personnel with experience relevant to our business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, including our reduction in workforce of approximately 290 positions related to our recent restructuring, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain and motivate employees.

In light of current market and regulatory conditions, the value of stock options or restricted stock units granted to employees may cease to provide sufficient incentive to our employees.

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

In the past, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners, and if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our content providers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major content providers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. As stated above, these claims could result in material harm to our business.

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

Our current business model depends on distribution of our products and services into the mobile, search and directory markets, which are extremely competitive and rapidly changing. Many of our competitors or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services than we can. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

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

Our success depends, in large part, on other companies maintaining the Internet system infrastructure and mobile operators who utilize or distribute our mobile products and services to maintain their proprietary wireless networks. In particular, with respect to the Internet, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. With respect to wireless networks, we depend on mobile operators to maintain their wireless networks so as to provide adequate speed, data capacity and security and that enable reliable mobile access to our products and services.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2007, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. On May 30, 2006, our Board of Directors approved a stock repurchase plan whereby we were authorized to purchase up to $100 million of our common stock which expired on May 29, 2007.

We did not purchase any shares under any of these plans during the three and six months ended June 30, 2007 and 2006.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 31, 2007, the following proposals were adopted by the margin indicated:

1.	To elect three Class II directors to serve for the ensuing class term and until their successors are duly elected.

Nominee	Shares Voted For	Votes Withheld
Richard D. Hearney	25,821,923	1,183,781
James F. Voelker	26,321,929	683,775
Nicholas F. Graziano	26,513,950	491,754

2.	To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for InfoSpace for the fiscal year ending December 31, 2007:

Shares Voted
For	26,852,976
Against	109,731
Abstain	26,004

Reference is made to the INFOSPACE, INC. SUPPLEMENT TO PROXY STATEMENT FOR 2007 ANNUAL MEETING OF STOCKHOLDERS, dated May 4, 2007, for a description of the terms of settlement between InfoSpace, Inc. and the Sandell Group (as defined therein) terminating the Sandell Group’s solicitation subject to proxy rule 14a-12(c) promulgated by the SEC.

Item 5.—Other Information

On August 3, 2007, InfoSpace, Inc. (the “Company”) entered into Amended and Restated Employment Agreements (each, an “Agreement” and, collectively, the “Agreements”) with each of James F. Voelker, R. Bruce Easter, Jr., Steve Elfman, Allen M. Hsieh and Brian McManus. The aforementioned agreements are filed as exhibits to this Quarterly Report on Form 10-Q. The summary of the Agreements set forth below is qualified in its entirety by the full text of the Agreements as filed.

Amended and Restated Employment Agreement with James F. Voelker

Salary and Bonus; Benefits and Severance

The Agreement between the Company and James F. Voelker provides for an initial employment term ending on December 31, 2008, as extended upon the mutual consent of the Company and Mr. Voelker and to be automatically extended in the event of a Change of Control (as defined in the Agreement) to the date that is one year following such Change of Control.

Also pursuant to the terms of his Agreement, Mr. Voelker’s annual base salary shall be $400,000 and he shall be eligible to receive a performance bonus of not less than fifty percent (50%) of his base salary, based on performance objectives to be mutually determined by Mr. Voelker and the Compensation Committee of the Company’s Board of Directors.

The Company also will provide Mr. Voelker with certain payments in connection with the payment by the Company of any extraordinary dividend or special cash dividends to the shareholders of the Company (“Dividend Benefit Payments”), such that Mr. Voelker shall receive, subject to certain conditions, the greater of (i) the dividend amount with respect to the shares of Company common stock underlying his restricted stock units, in-the-money stock options and restricted shares of Company common stock (collectively, “Benefit Payment Equity Awards”) or (ii) a payment structured to compensate him with respect to the lost value of the shares of Company common stock underlying his Benefit Payment Equity Awards resulting from the declaration and payment of such dividend. Mr. Voelker also will receive a cash payment from the Company to compensate him for the tax consequences of the Dividend Benefit Payments (the “Make Whole Payment”).

In the event that Mr. Voelker terminates his employment with the Company while an at-will employee following the expiration of the employment term, subject to certain conditions, he will be eligible to receive severance payments equal to six (6) months of his base salary as well as reimbursement from the Company for continuing health insurance coverage for up to twelve (12) months. In addition, in such event, Mr. Voelker’s then-unvested and outstanding restricted stock units (“RSUs”), stock options and restricted shares (collectively, “Equity Awards”) will vest in their entirety.

Mr. Voelker’s employment with the Company may be terminated by the Company with or without Cause (as defined in the Agreement). In the event of Mr. Voelker is terminated by the Company without Cause or if Mr. Voelker’s voluntarily terminates his employment with the Company for Good Reason (as defined in the Agreement), Mr. Voelker shall receive certain payments and benefits (the “Separation Benefits”), including (i) a lump sum cash payment equal to three (3) times the sum of his base salary and 100% of his bonus (based upon the higher of his actual bonus earned in the prior year or his target bonus in the year of termination), (ii) a pro rated portion of his bonus for the year of termination (based upon the higher of his actual bonus earned in the prior year or his target bonus in the year of termination), (iii) guaranteed continuation of comparable health coverage for him and his family for a period of thirty six (36) months and (iv) immediate vesting of Mr. Voelker’s then-unvested and outstanding Equity Awards.

In the event that the Company terminates Mr. Voelker’s employment with the Company for Cause, Mr. Voelker shall be entitled to receive (i) his base salary through the date of termination, (ii) the balance of any incentive awards earned and due but not yet paid, (iii) his accrued but unused vacation time through his termination date, (iv) other payments, if any, in accordance with applicable plans, programs, and other arrangements of the Company, and (v) continued entitlements with respect to expense reimbursements.

Retention Awards

In connection with the Agreement, the Company’s Board of Directors granted to Mr. Voelker 160,424 restricted stock units (“RSUs”) pursuant to the terms of the Company’s Restated 1996 Flexible Stock Incentive Plan (the “Plan”). These RSUs vest on July 10, 2008, subject to Mr. Voelker’s continued employment with the Company as of such date.

In addition, on July 10, 2008, the Company shall pay to Mr. Voelker, subject to his continued employment with the Company as of such date, a lump sum cash payment of $3,600,000 (the “Retention Cash Award”). If and to the extent that the value of an award of 240,420 RSUs granted July 10, 2008 would exceed the Retention Cash Award, as calculated based upon the closing price of the Company’s common stock on the Nasdaq on such date, Mr. Voelker shall receive an additional grant of RSUs pursuant to the terms of the Plan for such number of additional RSUs as would make up the difference in value between a grant of 240,420 RSUs at such date and the Retention Cash Award. In the event that Mr. Voelker’s employment with the Company is terminated by the Company without Cause or Mr. Voelker voluntarily terminates his employment with the Company for Good Reason prior to July 10, 2008, Mr. Voelker shall be entitled to receive the Retention Cash Award within ten (10) business days following the date of such termination.

Change of Control Benefits and Obligations

If, during the employment term, Mr. Voelker’s employment is terminated by the Company (i) other than for Cause within ninety (90) days prior to a Change of Control, (ii) is terminated other than for Cause by the Company (or its successor corporation) in connection with a Change of Control, (iii) is terminated other than for Cause by the Company (or its successor corporation) within eighteen (18) months following a Change of Control, or (iv) if Mr. Voelker resigns for Good Reason within eighteen (18) months following a Change of Control but within ninety (90) days following his learning of the occurrence of a Good Reason event and following the end of a specified cure period, then, subject to certain conditions, Mr. Voelker shall be entitled to certain payments and benefits including:

•	The Separation Benefits;

•	in the event such termination of employment takes place prior to July 10, 2008, the Retention Cash Award, payable within ten (10) business days; and

•

other payments and benefits including (a) his base salary through the date of termination, (b) the balance of any incentive awards earned and due but not yet paid, (c) his accrued but unused vacation time through his termination date, (d) other payments, if any, in accordance with applicable plans, programs, and other arrangements of the Company and (e) continued entitlements with respect to expense reimbursements.

The Agreement provides that Mr. Voelker shall be subject to a non-competition agreement for a period of one (1) year following any termination of his employment in connection with a Change of Control.

Additionally, the Agreement provides that, in the event that Mr. Voelker incurs any excise tax pursuant to Section 4999 of the Internal Revenue Code (“Excise Tax”) with respect to any payment made or benefit granted pursuant to the terms of the Agreement, the Company shall make a payment to Mr. Voelker (a “Tax Reimbursement Payment”) which, after the imposition of all income, excise and employment taxes thereon, is equal to the Excise Tax incurred.

Amended and Restated Employment Agreements with R. Bruce Easter, Jr., Steve Elfman, Allen M. Hsieh and Brian McManus

As noted above, the Company also entered into Agreements with each of R. Bruce Easter, Jr., Steve Elfman, Allen M. Hsieh and Brian McManus (each an “Executive Officer” and collectively, the “Executive Officers”), which Agreements contain, among other things, the provisions set forth below.

Salary and Bonus; Benefits and Severance

Messrs. Easter’s, Elfman’s, Hsieh’s and McManus’s annual base salaries shall be $275,000, $275,000, $220,000 and $300,000, respectively, and each is eligible to receive a performance bonus of not less than fifty percent (50%) of his base salary, based on performance objectives to be mutually determined by him and the Compensation Committee of the Company’s Board of Directors.

The Company will provide each Executive Officer with Dividend Benefit Payments, and each also will receive a Make Whole Payment with respect to any such Dividend Benefit Payments.

Each of the Executive Officers may be terminated by the Company with or without Cause. In the event that any of them is terminated by the Company without Cause or voluntarily terminates his employment with the Company for Good Reason, he shall receive certain payments and benefits (the “ Executive Separation Benefits”) including (i) a lump sum cash payment equal to two (2) times (one (1) time in the case of Mr. Easter) the sum of his base salary and 100% of his bonus (based upon the higher of his actual bonus earned in the prior year or his target bonus in the year of termination), (ii) a pro rated portion of his bonus for the year of termination (based upon the higher of his actual bonus earned in the prior year or his target bonus in the year of termination), (iii) guaranteed continuation of comparable health coverage for him and his family for a period of twenty four (24) months (twelve (12) months in the case of Mr. Easter) and (iv) immediate vesting of the Executive Officer’s then-unvested outstanding Equity Awards in their entirety, giving the Executive Officer a period of twelve (12) months following the termination of his employment to exercise such Equity Awards.

In the event that the Company terminates any Executive Officer’s employment with the Company for Cause, such Executive Officer shall be entitled to receive (i) his base salary through the date of termination, (ii) the balance of any incentive awards earned and due but not yet paid, (iii) his accrued but unused vacation time through his termination date, (iv) other payments, if any, in accordance with applicable plans, programs, and other arrangements of the Company, and (v) continued entitlements with respect to expense reimbursements.

Retention Awards

In connection with each Executive Officer’s respective Agreement, the Company granted to Messrs. Easter, Elfman, Hsieh and McManus 25,886 RSUs, 64,465 RSUs, 34,515 RSUs and 69,030 RSUs, respectively, each such grant pursuant to the terms of the Plan. Each such grant shall become fully vested on July 10, 2008, subject to the recipient Executive Officer’s continued employment with the Company as of such date.

On July 10, 2008, the Company shall grant to each of Messrs. Easter, Elfman, Hsieh and McManus, subject to such Executive Officer’s continued employment with the Company as of such date, an additional grant pursuant to the Plan of 18,144 RSUs, 45,184 RSUs, 24,192 RSUs and 48,382 RSUs, respectively, with such additional RSUs to become fully vested on July 10, 2009.

Change of Control Benefits and Obligations

If during the employment term any Executive Officer’s employment (i) is terminated by the Company other than for Cause within ninety (90) days prior to a Change of Control, (ii) is terminated other than for Cause by the Company (or its successor corporation) in connection with a Change of Control, (iii) is terminated other than for Cause by the Company (or its successor corporation) within eighteen (18) months following a Change of Control, or (iv) if the Executive Officer resigns for Good Reason within eighteen (18) months following a Change of Control but within ninety (90) days following his learning of the occurrence of a Good Reason event and following the end of a specified cure period, then, subject to certain conditions, the Executive Officer shall be entitled to certain payments and benefits including:

•	the Executive Separation Benefits; and

•

other payments and benefits including (i) his base salary through the date of termination, (ii) the balance of any incentive awards earned and due but not yet paid, (iii) his accrued but unused vacation time through his termination date, (iv) other payments, if any, in accordance with applicable plans, programs, and other arrangements of the Company and (v) continued entitlements with respect to expense reimbursements.

Additionally, each Agreement provides that, in the event that an Executive Officer incurs any Excise Tax with respect to any payment made or benefit granted pursuant to the terms of the Agreement, the Company shall make a Tax Reimbursement Payment to such Executive Officer.

Item 6.—Exhibits

Exhibits
10.6*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.32(1)	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

10.33*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.34	Form of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.35*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for vice presidents and above

10.36*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter, Jr.

10.37*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.38*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.39*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.40*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and James F. Voelker

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on May 2, 2007.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Allen M. Hsieh
Allen M. Hsieh
Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2007

INDEX TO EXHIBITS

10.6*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.32(1)	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

10.33*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.34	Form of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.35*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for vice presidents and above

10.36*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter, Jr.

10.37*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.38*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.39*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.40*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and James F. Voelker

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on May 2, 2007.

*	Indicates a management contract or compensatory plan or arrangement.