Form 10-Q
period 2007-09-30
INFOSPACE INC
filed 2007-11-06
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-25131

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, Par Value $.0001	33,264,028

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$113,647	$163,505
Short-term investments, available-for-sale	101,125	238,444
Accounts receivable, net of allowance of $969 and $973	35,271	67,951
Prepaid expenses and other current assets	14,408	16,130
Assets of discontinued operations	87,561	94,345

Total current assets	352,012	580,375
Property and equipment, net	33,458	30,548
Goodwill and other intangible assets, net	44,237	47,132
Deferred tax assets, net	99,989	100,789
Other long-term assets	8,908	6,995

Total assets	$538,604	$765,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,791	$12,454
Accrued expenses and other current liabilities	35,478	58,415
Short-term deferred revenue	8,842	6,205
Liabilities of discontinued operations	8,265	9,211

Total current liabilities	64,376	86,285
Long-term liabilities	679	989

Total liabilities	65,055	87,274
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $.001—authorized, 900,000,000 shares; issued and outstanding, 33,192,903 and 31,392,862 shares	3	3
Additional paid-in capital	1,548,655	1,712,897
Accumulated deficit	(1,076,540)	(1,035,613)
Accumulated other comprehensive income	1,431	1,278

Total stockholders’ equity	473,549	678,565

Total liabilities and stockholders’ equity	$538,604	$765,839

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$48,748	$88,346	$188,767	$257,095
Operating expenses:
Content and distribution	16,963	46,644	84,876	132,248
Systems and network operations	6,722	8,111	20,079	22,670
Product development	11,713	10,852	40,322	30,246
Sales and marketing	8,397	12,195	26,318	33,277
General and administrative	16,903	13,499	65,517	40,028
Depreciation	4,293	3,184	13,168	9,206
Amortization of intangible assets	172	2,429	2,895	8,015
Restructuring and other, net	623	57,789	(1,879)	57,789

Total operating expenses	65,786	154,703	251,296	333,479

Operating loss	(17,038)	(66,357)	(62,529)	(76,384)
Other income, net	2,716	5,406	12,449	14,005

Loss from continuing operations before income taxes	(14,322)	(60,951)	(50,080)	(62,379)
Income tax benefit	684	12,921	2,970	13,257

Loss from continuing operations	(13,638)	(48,030)	(47,110)	(49,122)
Income from discontinued operations, net of taxes	1,381	1,301	6,183	6,417

Net loss	$(12,257)	$(46,729)	$(40,927)	$(42,705)

Loss per share – Basic and Diluted
Loss from continuing operations	$(0.41)	$(1.53)	$(1.45)	$(1.57)
Income from discontinued operations	0.04	0.04	0.19	0.20

Net loss per share	$(0.37)	$(1.49)	$(1.26)	$(1.37)

Weighted average shares outstanding used in computing basic and diluted net loss per share	33,158	31,316	32,421	31,213

Other comprehensive loss:
Net loss	$(12,257)	$(46,729)	$(40,927)	$(42,705)
Foreign currency translation adjustment	87	105	106	332
Net unrealized gain on investments	75	289	47	462

Comprehensive loss	$(12,095)	$(46,335)	$(40,774)	$(41,911)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(40,927)	$(42,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	(6,183)	(6,417)
Depreciation and amortization	16,063	17,221
Stock-based compensation	28,137	13,091
Deferred income taxes	800	(9,622)
Net gain on sale of assets	(3,148)	—
Restructuring	1,369	57,783
Other	193	95
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	32,375	9,737
Other receivables	—	(1,403)
Prepaid expenses and other current assets	2,647	4,172
Other long-term assets	87	(947)
Accounts payable	4,369	1,192
Accrued expenses and other current and long-term liabilities	(28,551)	(4,007)
Deferred revenue	2,321	428

Net cash provided by operating activities	9,552	38,618
Investing activities:
Purchases of property and equipment	(20,971)	(17,372)
Proceeds from the sale of assets	3,016	153
Loan to equity investee	(2,000)	—
Proceeds from sales and maturities of investments	265,199	261,614
Purchases of investments	(127,834)	(277,283)

Net cash provided (used) by investing activities	117,410	(32,888)
Financing activities:
Dividend paid	(208,203)	—
Proceeds from stock option and warrant exercises	12,947	3,061
Proceeds from issuance of stock through employee stock purchase plan	1,381	1,832

Net cash provided (used) by financing activities	(193,875)	4,893
Discontinued operations:
Net cash provided by operating activities attributable to discontinued operations	17,346	9,979
Net cash used by investing activities attributable to discontinued operations	(291)	(1,058)

Net cash provided by discontinued operations	17,055	8,921

Net increase (decrease) in cash and cash equivalents	(49,858)	19,544
Cash and cash equivalents:
Beginning of period	163,505	153,013

End of period	$113,647	$172,557

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops tools and technologies that assist consumers with finding content and information on the Internet or mobile phone. The Company offers online search services that enable Internet users to locate information, merchants, individuals, and products online. The Company offers search services through its Web sites as well as through the Web properties of distribution partners. The Company also delivers data technology solutions, consulting, and management services for the mobile operator market, including portal, storefront, search, and messaging solutions. In addition, through the third quarter of 2007, the Company provided mobile media content products, including ringtones, graphics, and games to subscribers of its mobile customers.

On September 15, 2007, the Company entered into a definitive agreement to sell its online directory business, including its online yellow and white pages services for $225 million. The operating results of the directory business have been presented as discontinued operations in the accompanying unaudited Condensed Consolidated Financial Statements for all periods presented.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

The Company and certain of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of September 30, 2007, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company has recognized immaterial interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively, as of January 1, 2007 and in the three and nine months ended September 30, 2007.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation cost, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Systems and network operations	$1,085	$478	$2,283	$1,119
Product development	2,767	671	6,168	1,749
Sales and marketing	2,905	1,260	6,821	3,677
General and administrative	6,226	2,136	12,865	6,546

Total	$12,983	$4,545	$28,137	$13,091

Excluded from the amounts above is stock-based compensation cost related to discontinued operations for the three and nine months ended September 30, 2007 of $303,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2006, stock-based compensation cost related to discontinued operations was $262,000 and $460,000, respectively.

To estimate the compensation cost that was recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, for the three and nine months ended September 30, 2007 and 2006, the Company used the fair value at date of grant for Restricted Stock Units (“RSUs”) and the Black-Scholes option-pricing model with the following weighted-average assumptions for its stock option and ESPP incentive plans:

	Employee Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007*	2006	2007	2006
Risk-free interest rate	—	5.01%	4.87%	4.70%
Expected dividend yield	—	0%	0%	0%
Volatility	—	63%	50%	63%
Expected life	—	3.4 years	2.5 years	2.8 years

*	No stock options were granted for the three months ended September 30, 2007.

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	5.07%	4.84%	5.10%	4.48%
Expected dividend yield	0%	0%	0%	0%
Volatility	52%	30%	46%	32%
Expected life	6 months	6 months	6 months	6 months

4.	Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for stock options and warrants with an exercise price less than the average stock price during the period presented. The Company had a net loss for all of the periods presented; therefore, no dilutive stock options or warrants are included in any of the computations of diluted loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding, basic and diluted	33,158,282	31,315,616	32,421,274	31,213,442
Antidilutive stock option, RSU, and warrant equivalents excluded from dilutive share calculation	1,411,918	1,903,291	1,709,854	1,809,889
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	5,575,426	8,099,540	5,436,684	5,847,103

5.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with its operating lease obligations and revenue share agreements (in thousands):

	Remainder of 2007	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease commitments, net of sublease income	$1,425	$3,890	$5,201	$4,432	$4,228	$3,922	$662	$23,760
Guaranteed minimum revenue share payments	3,496	5,746	—	—	—	—	—	9,242

Total	$4,921	$9,636	$5,201	$4,432	$4,228	$3,922	$662	$33,002

As of September 30, 2007, the Company has pledged $4.0 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is primarily included in Other long-term assets. For certain of the Company’s revenue share agreements with its Online search distribution partners, the Company is required to make non-cancelable guaranteed minimum revenue share payments to those partners over the term of the respective agreements. The Company typically recognizes expense related to the minimum revenue share payments on a straight-line basis over the expected service period.

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

Restructuring charges were $558,000 and $1.4 million for the three and nine months ended September 30, 2007. Restructuring charges were $57.8 million for the three and nine months ended September 30, 2006.

In September 2006, the Company announced that one of its carrier partners intended to develop direct licensing relationships with the major record labels beginning in 2007. The Company anticipated that such direct relationships between the carrier and content providers would have a material negative impact on its revenues and operating results. As a result, the Company committed to a plan to make operational changes to its business to align operational focus and costs with expected future revenues. The plan included a reduction in the Company’s workforce and consolidation of facilities. The Company also suspended investment in mobile media content initiatives and, accordingly, as of June 30, 2007 has substantially reduced its mobile media content product offerings. As a result of implementing the plan, the Company has recorded an aggregate charge of $63.7 million in Restructuring through September 30, 2007.

In future periods, adjustments and additions are expected to be made to the amounts recorded.

Restructuring for the three and nine months ended September 30, 2007 and 2006 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee separation costs	$240	$6,321	$601	$6,321
Stock-based compensation expense (benefit)	170	(1,054)	102	(1,054)
Losses on contractual commitments	76	5,621	549	5,621
Impairment of long-lived assets	—	1,019	52	1,019
Estimated future lease losses	—	1,356	(84)	1,356
Impairment of goodwill	—	31,903	—	31,903
Impairment of definite-lived intangible assets	—	12,623	—	12,623
Other	72	—	149	—

	$558	$57,789	$1,369	$57,789

At September 30, 2007, the accrued liability associated with the restructuring related charges was $1.1 million and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Liability at December 31, 2006	$5,934	$2,838	$1,450	$10,222
Restructuring accrual	1,147	47	811	2,005
Adjustments	(670)	(360)	(398)	(1,428)
Payments in six months ended June 30, 2007	(4,948)	(1,414)	(1,616)	(7,978)

Liability at June 30, 2007	1,463	1,111	247	2,821
Restructuring accrual	303	—	72	375
Adjustments	(63)	(147)	—	(210)
Payments in three months ended September 30, 2007	(1,620)	(40)	(201)	(1,861)

Liability at September 30, 2007	$83	$924	$118	$1,125

Other, net consists of costs and/or charges that are not directly associated with other revenues or operating expense classifications. Other, net charges of $65,000 and $3.2 million of gains for the three and nine months ended September 30, 2007, respectively, consisted of the net gain on sale of assets related to mobile media operations. There were no other, net charges in the three and nine months ended September 30, 2006.

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

Additionally, on May 2, 2007, the Company’s Board of Directors approved a plan to compensate employees and directors that hold in-the-money options to purchase shares of common stock and RSUs for the reduction in value of these awards due to the special cash distribution. The compensation was a combination of cash and issuance of additional RSUs and the amount was based on, among other factors, the average trading price of the Company’s stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. During the nine months ended September 30, 2007, a cash payment of $22.3 million was made and recognized as expense for vested in-the-money options and 663,940 RSUs with a fair value of $15.1 million were granted for unvested in-the-money options and RSUs that will be expensed over the vesting period of such RSUs. The vesting schedules for RSUs granted under this plan are the same as the existing awards for which they are granted.

8.	Segment Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In January 2007, the Company realigned its operations and began to measure its results of reportable segments based on operating income or loss before Depreciation, Amortization of intangible assets, Stock-based compensation expense, Restructuring and other, net. The Company refers to this measure as segment income (loss). Certain indirect expenses are allocated to the reportable business units based on internal measurements. The Company does not allocate certain indirect general and administrative expenses, income taxes, gains (losses) on investments or interest and other income to the reportable business units.

On September 15, 2007, the Company announced that it had entered into a definitive agreement to sell its directory business. The operating results of the directory business have been presented as discontinued operations for all periods presented. Income from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the directory business. See Note 9 for further discussion of this transaction.

For each segment, the historical financial results for 2006 are presented in a manner consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past and is different than the segment results previously presented.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net loss for the three and nine months ended September 30, 2007 and 2006 are presented below (in thousands). The Company does not account for, and does not report to management, its assets or capital expenditures by segment.

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Online search
Revenue	$33,851	$40,615	$101,479	$119,747
Content and distribution expenses	15,274	17,157	42,820	49,424
Operating expenses	8,481	8,081	25,481	23,531

Segment income	10,096	15,377	33,178	46,792
Mobile
Revenue	14,897	47,731	87,288	137,348
Content and distribution expenses	1,689	29,487	42,056	82,823
Operating expenses	15,585	24,487	54,615	68,894

Segment loss	(2,377)	(6,243)	(9,383)	(14,369)
Total
Total revenues	48,748	88,346	188,767	257,095
Total content and distribution expenses	16,963	46,644	84,876	132,247
Total segment operating expenses	24,066	32,568	80,096	92,425

Total segment income	7,719	9,134	23,795	32,423
Corporate
Operating expenses	6,686	7,544	44,003	20,706
Depreciation	4,293	3,184	13,168	9,206
Amortization of intangible assets	172	2,429	2,895	8,015
Stock-based compensation	12,983	4,545	28,137	13,091
Restructuring and other, net	623	57,789	(1,879)	57,789
Other income, net	(2,716)	(5,406)	(12,449)	(14,005)
Income tax benefit	(684)	(12,921)	(2,970)	(13,257)
Income from discontinued operations	(1,381)	(1,301)	(6,183)	(6,417)

Total consolidated net loss	$(12,257)	$(46,729)	$(40,927)	$(42,705)

9.	Discontinued Operations

On September 15, 2007, the Company entered into a definitive agreement to sell its online directory business. The results of operations from the directory business are reflected in the unaudited Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, income before taxes, income tax expense, and income from discontinued operations, net of taxes for the three and nine months ended September 30, 2007 and 2006 are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue from discontinued operations	$8,740	$7,953	$25,895	$25,324

Income from discontinued operations before taxes	2,070	2,546	9,958	11,337
Income tax expense	689	1,245	3,775	4,920

Income from discontinued operations, net of taxes	$1,381	$1,301	$6,183	$6,417

Income from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the directory business.

Assets and liabilities from discontinued operations at September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts receivable	$5,674	$10,791
Property and equipment, net	3,240	2,664
Goodwill	60,484	60,484
Indefinite-lived intangible assets	15,400	15,400
Other assets	2,763	5,006

Assets of discontinued operations	$87,561	$94,345

Other current liabilities	2,875	3,821
Deferred tax liabilities, net	5,390	5,390

Liabilities of discontinued operations	$8,265	$9,211

10.	Recent Accounting Pronouncements

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

11.	Subsequent Events

On October 15, 2007, the Company entered into a definitive agreement to sell its Mobile services business to Motricity, Inc. for $135 million in cash. Completion of the disposition is subject to customary closing conditions, including regulatory approval. The Company anticipates that the transaction will be completed in the near future.

On October 31, 2007, the Company completed the sale of its directory business to Idearc Inc for $225 million in cash.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our future business plans and growth strategy;

•	the expected demand for and benefits of our online and mobile products and services for our customers and distribution partners;

•	statements regarding the successful execution of the our strategic initiatives, including the sale of our mobile business;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated benefits from the business and technologies we have acquired or intend to acquire;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding employee hiring and retention, including anticipated reductions in force and headcount;

•	statements regarding the future payment of dividends;

•	anticipated revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules, including the impact on deferred tax benefits;

•	statements regarding use of cash, cash needs and ability to raise capital; and

•	statements regarding potential liability from contractual relationships.

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

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) develops tools and technologies that assist consumers with finding content and information on the Internet or mobile phone. We offer online search services that enable Internet users to locate information, merchants, individuals, and products online. We offer search services through our Web sites, Dogpile.com, InfoSpace.com, Webcrawler.com, MetaCrawler.com, and Zoo.com, as well as through the Web properties of distribution partners. Partner versions of our search services are generally private-labeled and delivered with each distribution partner’s unique requirements.

On September 15, 2007, we entered into a definitive agreement to sell our directory business to Idearc Inc. for $225 million in cash. The sale was completed on October 31, 2007. The operating results of the directory business have been presented as discontinued operations in our condensed consolidated financial statements.

We also deliver data technology solutions, consulting, and management services for the mobile operator market, including portal, storefront, search, and messaging solutions. In addition, through the third quarter of 2007, we provided mobile media content products, including ringtones, graphics, and games to subscribers of our mobile customers. Through our products, content and service offerings, our mobile operator partners are able to aggregate, configure and customize the services they offer under their own brand and deliver them to their subscribers. In September 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we committed to a plan to make operational changes to our business to align operational focus and costs with expected future revenues. The restructuring plan, which was substantially completed as of June 30, 2007, included a reduction in our workforce, consolidation of our facilities, a suspension of our investment in mobile media content initiatives, and a substantial reduction of our mobile media content product offerings.

On October 15, 2007, we entered into a definitive agreement to sell our Mobile services business to Motricity, Inc. for $135 million in cash. Closing of the disposition is subject to customary closing conditions, including regulatory approval. We anticipate that the transaction will be completed in the near future.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have offices in Westborough, Massachusetts; Woking, United Kingdom; and Papendrecht, The Netherlands. Our common stock is listed on the Nasdaq Global Select Market under the symbol “INSP.”

In early 2007, as a result of our operational changes described above, we realigned our operations into two business units, Online search and Mobile. As part of that realignment, we changed our segment reporting to better reflect the performance of our company. Given this change in our organizational structure, for each segment the historical financial results for quarters in 2006 are presented in a manner consistent with our new reporting segments. See Note 8 to our unaudited Condensed Consolidated Financial Statements for further information regarding our segments. The revised financial information for the new segment reporting was prepared for comparative purposes and may not be indicative of how we operated or managed our business in the past, and is different than the segment results previously presented.

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

Overview of Third Quarter 2007 Operating Results

The following is an overview of our operating results for the three months ended September 30, 2007. A more detailed discussion, comparing our operating results for the three and nine months ended September 30, 2007 and 2006, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As previously discussed, we entered into a definitive agreement to sell our directory business in September 2007; as a result, we have presented the operating results of the directory business as a discontinued operation.

Revenues for the three months ended September 30, 2007 decreased to $48.7 million from $88.3 million in the three months ended September 30, 2006. Total revenues decreased as a result of declines in our Online search revenue from our distribution partners and lower sales of our media products due to our restructuring. Revenue from our Online search business decreased to $33.9 million in the third quarter of 2007, from $40.6 million in the third quarter of 2006. This decrease was primarily due to a decrease in revenue from search results delivered through certain distribution partners. During the third quarters of 2007 and 2006, approximately 60% of our search revenue came from our search distribution partners. Revenue from our Mobile business decreased to $14.9 million in the third quarter of 2007 from $47.7 million in the third quarter of 2006, primarily attributable to the decrease in sales of our media download products, such as ringtones, graphics and games, which was partially offset by an increase in revenue of $4.8 million from our Mobile portal, storefront, search, and messaging solutions.

Content and distribution costs for the three months ended September 30, 2007 decreased to $17.0 million from $46.6 million in the three months ended September 30, 2006. Online search content and distribution costs for the three months ended September 30, 2007 decreased to $15.3 million from $17.2 million in the three months ended September 30, 2006, primarily attributable to a decrease in revenue from search results delivered through our distribution partners. Mobile content and distribution costs for the three months ended September 30, 2007 decreased to $1.7 million from $29.5 million in the three months ended September 30, 2006. Mobile content and distribution expense as a percent of Mobile revenue decreased from 61.8% for the third quarter of 2006 to 11.3% for the third quarter of 2007, primarily attributable to the decline in media downloads.

Other operating expenses for the three months ended September 30, 2007 were $48.2 million, a decrease of $2.1 million from $50.3 million in the three months ended September 30, 2006. Other operating expenses include expenses related to Systems and network operations, Product development, Sales and marketing, General and administrative, and Depreciation and Amortization of intangible assets, and exclude Restructuring and other, net. The decrease from the three months ended September 30, 2006 was primarily attributable to decreases in amortization of intangible assets and other operating expenses as a result of our restructuring described above, which were partially offset by increases in stock-based compensation expense relating to stock-based incentives provided to our employees and an increase in depreciation expense related to the operation of our new data center.

The decrease in Restructuring and other, net, was a result of the $57.8 million restructuring charge recorded in the three months ended September 30, 2006, which included impairment for goodwill and other intangible assets, employee separation costs, losses on contractual commitments and costs to consolidate facilities as compared to adjustments to the initial estimate of $558,000 recorded for the three months ended September 30, 2007.

Other income, net for the three months ended September 30, 2007 was $2.7 million, as compared to $5.4 million in the three months ended September 30, 2006. The decrease was primarily attributable to a decrease in interest income on a lower average balance of investments due to the dividend paid during the second quarter of 2007. Additionally, we recorded an income tax benefit of $684,000 in the third quarter of 2007 as compared to a benefit of $12.9 million in the third quarter of 2006.

Income from discontinued operations for the three months ended September 30, 2007 was $1.4 million compared to $1.3 million in the three months ended September 30, 2006.

Net loss for the three months ended September 30, 2007 was $12.3 million compared to $46.7 million in the three months ended September 30, 2006. The increase was primarily attributable to the items noted above.

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

Revenue Recognition

Our revenues are derived from products and services delivered to our customers across our two segments, Online search and Mobile. In general, we recognize revenues in the period in which the services are performed, products are delivered or the transaction occurs. In certain arrangements, we record deferred revenue for amounts received from customers in advance of the performance of services or upon execution of an agreement and recognize revenues ratably over the term of the agreement or expected customer life. Online search revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We are the primary obligor in the revenue generating relationships with our search engine and directory listing customers, we separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements and assume the credit risk for amounts invoiced to such customers. We, through our meta-search technology, determine the paid search results, content and information directed to our owned and operated Web sites and our distribution partners’ Web properties. We earn revenue from our search engine and directory listing customers by providing paid search results generated from our distribution partners’ Web properties based on separately negotiated and agreed upon terms with each distribution partner. We recognize amounts due to our distribution partners in the period they are earned and classify such costs as Content and distribution expense in the Consolidated Statement of Operations. For mobile operator customers to whom we license content, we record revenue on a gross basis and the corresponding licensing expense as operating expense. In the event the mobile operator customer directly licenses the content, we record as revenue the service fees we earn.

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

As result of entering into a definitive agreement to sell our directory business, we classified goodwill and other intangible assets attributable to our directory business as discontinued operations assets as of September 30, 2007. The goodwill was allocated between discontinued operations and our Online segment by process based on an analysis using a combination of the revenues, direct contribution to profit and cash flows of the directory and search businesses, and our quoted stock price. As of September 30, 2007, we have $43.9 million of goodwill and $297,000 of other intangible assets remaining on our balance sheet.

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

In accordance with the provisions of FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we assess our indemnifications to determine whether a liability for the fair value of any obligation is required to be recorded. We provide indemnifications of varying scope and terms to customers, vendors, partners, or other parties in the ordinary course of business. As of September 30, 2007, our assessment determined that no liability is required to be recorded.

See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding contingencies.

Historical Results of Operations

For the nine months ended September 30, 2007, our net loss was $40.9 million. While we achieved profitability for each of the years ended December 31, 2004 and 2005, prior to 2004 and for the year ended December 31, 2006, we incurred annual losses and, as of September 30, 2007, have an accumulated deficit of $1.1 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Revenues. We derive revenues from deploying our products and services to customers via the Internet and mobile phones. Under many of our agreements, we earn revenues from a combination of our products and services delivered to customers. Revenues for the three and nine months ended September 30, 2007 and 2006 are presented below (amounts in thousands):

Revenues	Three Months Ended September 30,		Change from 2006	Nine Months Ended September 30,		Change from 2006
	2007	2006		2007	2006
Online search	$33,851	$40,615	$(6,764)	$101,479	$119,747	$(18,268)
Mobile	14,897	47,731	(32,834)	87,288	137,348	(50,060)

Total	$48,748	$88,346	$(39,598)	$188,767	$257,095	$(68,328)

The decrease in revenue for Online search products and services for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, is primarily due to a decrease in revenue from search results delivered through certain of our distribution partners.

The decrease in revenue for our Mobile products and services for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, is primarily due to a decrease in revenues from the sales of our media products, such as ringtones, graphics and games. We are continuing to focus primarily on our Mobile portal, storefront, search, and messaging solutions services, which generated $13.9 million in revenues in the third quarter of 2007 as compared to $9.1 million in the third quarter of 2006. On October 15, 2007, we entered into a definitive agreement to sell our Mobile services business to Motricity, Inc. for $135 million. Beginning in the fourth quarter of 2007, we will classify results from our Mobile services business as discontinued operations.

Seasonality

Our Online search services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our Online search distribution partners, as well as online content and data licenses and costs related to royalty and license fees related to our Mobile products for items such as ringtones, graphics and games, and other content or data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2007 and 2006 are presented below:

Content and Distribution Expenses	Three Months Ended September 30,		Change from 2006	Nine Months Ended September 30,		Change from 2006
	2007	2006		2007	2006
Online search	$15,274	$17,157	$(1,883)	$42,820	$49,424	$(6,604)
Mobile	1,689	29,487	(27,798)	42,056	82,823	(40,767)

Total	$16,963	$46,644	$(29,681)	$84,876	$132,247	$(47,371)

Content and Distribution Expenses	Three Months Ended September 30,		Change from 2006	Nine Months Ended September 30,		Change from 2006
	2007	2006		2007	2006
As a percent of Online search revenue	45.1%	42.2%	2.9%	42.2%	41.3%	0.9%
As a percent of Mobile revenue	11.3%	61.8%	-50.5%	48.2%	60.3%	-12.1%
As a percent of Total revenues	34.8%	52.8%	-18.0%	45.0%	51.4%	-6.4%

The decrease in Online search content and distribution expenses for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, is primarily due to a decrease in revenue from search results delivered through our distribution partners. We anticipate that our Online search content and distribution costs will increase in absolute dollars if revenues increase through growth from existing arrangements with our Online search distribution partners or we add new Online search distribution partners. If Online search revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution costs as a percent of revenue will increase.

The decrease in Mobile content and distribution expenses as a percent of Mobile revenues for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, is primarily due to a decrease in revenues from the sales of our media products, such as ringtones, graphics and games, for which we pay related content and licensing fees. On October 15, 2007, we entered into a definitive agreement to sell our Mobile services business to Motricity, Inc. for $135 million. Beginning in the fourth quarter of 2007, we will classify results from our Mobile business as discontinued operations.

Systems and Network Operations Expenses. Systems and network operations expenses consists of expenses associated with the delivery, maintenance and support of our products, services and infrastructure, including personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, communication costs and equipment repair and maintenance. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Three Months Ended September 30,		Change from 2006	Nine Months Ended September 30,		Change from 2006
	2007	2006		2007	2006
Systems and Network Operations Expenses	$6,722	$8,111	$(1,389)	$20,079	$22,670	$(2,591)
Percent of Total Revenues	13.8%	9.2%	4.6%	10.6%	8.8%	1.8%

Systems and network operations expenses decreased by $1.4 million to $6.7 million for the three months ended September 30, 2007 as compared to $8.1 million for the three months ended September 30, 2006. The absolute dollar decrease for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily attributable to a decrease of $934,000 in personnel expenses, including employee salaries, temporary help, and contractors, a decrease in professional services of $574,000, and a $541,000 decrease in facilities and equipment expenses, as a result of the restructuring implemented in September 2006 as described above. This decrease was partially offset by an increase in stock-based compensation expense of $608,000.

Systems and network operations expenses decreased by $2.6 million to $20.1 million for the nine months ended September 30, 2007 as compared to $22.7 million for the nine months ended September 30, 2006. The absolute dollar decrease for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to a decrease of $3.6 million in personnel expenses, including employee salaries and benefits, contractors, and temporary help, decreases in professional services of $828,000, and a $712,000 decrease in facilities and equipment expenses, as a result of the restructuring implemented in September 2006 as described above. These decreases were partially offset by increases in stock-based compensation expense of $1.2 million and an increase of $799,000 in communication costs.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Three Months Ended September 30,		Change from 2006	Nine Months Ended September 30,		Change from 2006
	2007	2006		2007	2006
Product Development Expenses	$11,713	$10,852	$861	$40,322	$30,246	$10,076
Percent of Total Revenues	24.0%	12.3%	11.7%	21.4%	11.8%	9.6%

Product development expenses increased by $861,000 to $11.7 million for the three months ended September 30, 2007 as compared to $10.9 million for the three months ended September 30, 2006. The absolute dollar increase for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily attributable to an increase of $2.1 million in stock-based compensation expense and an increase of $620,000 in professional service fees, as we continue to invest in the development and enhancement of our products and services. These increases were partially offset by decreases in personnel-related expenses of $1.5 million, primarily consisting of contractors to augment our staffing and employee salaries and benefits, as a result of the restructuring implemented in September 2006 as described above.

Product development expenses increased by $10.1 million to $40.3 million for the nine months ended September 30, 2007 as compared to $30.2 million for the nine months ended September 30, 2006. The absolute dollar increase for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to increase in stock-based compensation expense of $4.4 million and an increase of $2.7 million in personnel-related expenses, primarily consisting of contractors to augment our staffing, employee salaries and benefits and professional service fees, as we continued to invest in the development and enhancement of our products and services. Additional increases were due to payments of $1.5 million made to employees related to the cash distribution to shareholders, and an increase in professional service fees of $2.0 million, related to the use of third parties to assist us in our continued investment in the development and enhancement of our products and services.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as a percent of revenue as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Three Months Ended September 30,		Change from 2006	Nine Months Ended September 30,		Change from 2006
	2007	2006		2007	2006
Sales and Marketing Expenses	$8,397	$12,195	$(3,798)	$26,318	$33,277	$(6,959)
Percent of Total Revenues	17.2%	13.8%	3.4%	13.9%	12.9%	1.0%

Sales and marketing expenses decreased by $3.8 million to $8.4 million for the three months ended September 30, 2007 as compared to $12.2 million for the three months ended September 30, 2006. The absolute dollar decrease for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily attributable to a decrease in personnel related expenses, temporary help and contractors totaling $3.2 million and a decrease of $1.7 million in marketing and promotional expense, as a result of the restructuring implemented in September 2006 as described above. These decreases were partially offset by an increase in stock-based compensation expense of $1.6 million.

Sales and marketing expenses decreased by $7.0 million to $26.3 million for the nine months ended September 30, 2007 as compared to $33.3 million for the nine months ended September 30, 2006. The absolute dollar decrease for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to a decrease in personnel-related expenses, including contractors, and employee salaries and benefits of $6.6 million, decreases in marketing and promotional expenses totaling $4.2 million, and decreases in other employee related expenses of $1.0 million, as a result of the restructuring implemented in September 2006 as described above. These decreases were partially offset by payments of $2.1 million made to employees related to the cash distribution to shareholders and an increase in stock-based compensation expense of $3.1 million.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, professional service fees, which include legal fees, audit fees, SEC compliance costs, and costs related to compliance with the Sarbanes-Oxley Act of 2002; occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Three Months Ended September 30,		Change from 2006	Nine Months Ended September 30,		Change from 2006
	2007	2006		2007	2006
General and Administrative Expenses	$16,903	$13,499	$3,404	$65,517	$40,028	$25,489
Percent of Total Revenues	34.7%	15.3%	19.4%	34.7%	15.6%	19.1%

General and administrative expenses increased by $3.4 million to $16.9 million for the three months ended September 30, 2007 as compared to $13.5 million for the three months ended September 30, 2006. The absolute dollar increase for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily attributable to increases in stock-based compensation expense of $4.1 million and increases in professional service fees of $898,000. These increases were partially offset by a decrease of $1.4 million related to a charge incurred as a result of an arbitration decision in 2006.

General and administrative expenses increased by $25.5 million to $65.5 million for the nine months ended September 30, 2007 as compared to $40.0 million for the nine months ended September 30, 2006. The absolute dollar increase for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to payments made to employees and directors related to the cash distribution to shareholders of $17.8 million. Additionally, there were increases in stock-based compensation expense of $6.3 million, increases in software license fees of $1.5 million, and increases in professional services fees of $538,000.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $4.3 million and $13.2 million for the three and nine months ended September 30, 2007, respectively, compared to $3.2 million and $9.2 million for the three and nine months ended September 30, 2006, respectively. Depreciation expense increased primarily as a result of property and equipment recently placed in service in our data center and an increase in internally developed software.

Amortization of Intangible Assets. Amortization of definite-lived intangible assets includes amortization of core technology, customer and content relationships, customer lists and other intangible assets. Amortization of other intangible assets totaled $172,000 and $2.9 million during the three and nine months ended September 30, 2007, respectively, compared to $2.4 million and $8.0 million during the three and nine months ended September 30, 2006, respectively. The decrease from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 is primarily attributable to the impairment of definite-lived intangible assets as part of the restructuring plan announced in 2006. The expected future amortization of intangible assets at September 30, 2007 is $114,000 for the remainder of 2007.

Restructuring and Other, Net. During the three and nine months ended September 30, 2007, we recorded a total restructuring charge of $558,000 and $1.4 million, respectively, as part of the restructuring plan announced in 2006. We recorded a total restructuring charge of $57.8 million in the three and nine months ended September 30, 2006. In future periods, adjustments and additions may be made to the amounts recorded as of September 30, 2007.

Other, net for the three and nine months ended September 30, 2007 consists primarily of the gain on sale of certain assets related to mobile media operations.

Other Income, Net. Other income, net, primarily consists of interest income. The decrease in interest income for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was primarily attributable to a lower balance of investments as a result of the $208.2 million dividend paid in May 2007. The decrease in interest income for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was primarily attributable to the lower balance of investments as a result of the dividend. We expect interest income to decline due to the reduced balance in investments.

Income Tax Benefit. We recorded an income tax benefit on continuing operations of $684,000 and $3.0 million for the three and nine months ended September 30, 2007, respectively. We recorded an income tax benefit on continuing operations of $12.9 million and $13.3 million for the three and nine months ended September 30, 2006, respectively. For 2007, the net benefit for income taxes included state and international taxes. For 2006, the provision for income taxes included U.S. federal alternative minimum, state, and international taxes.

Income from Discontinued Operations. On September 15, 2007, we announced that we had entered into a definitive agreement to sell our directory business and have reflected income from the directory business as discontinued operations. Revenue, income before taxes, income tax expense, and income from discontinued operations for the three and nine months ended September 30, 2007 and 2006 are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue from discontinued operations	$8,740	$7,953	$25,895	$25,324

Income from discontinued operations before taxes	2,070	2,546	9,958	11,337
Income tax expense	689	1,245	3,775	4,920

Income from discontinued operations, net of taxes	$1,381	$1,301	$6,183	$6,417

Liquidity and Capital Resources

As of September 30, 2007, we had cash and marketable investments of $214.8 million, consisting of cash and cash equivalents of $113.6 million and short-term investments available-for-sale of $101.1 million. We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, auction rate securities, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations and revenue share agreements (in thousands):

	Remainder of 2007	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease commitments, net of sublease income	$1,425	$3,890	$5,201	$4,432	$4,228	$3,922	$662	$23,760
Guaranteed minimum revenue share payments	3,496	5,746	—	—	—	—	—	9,242

Total	$4,921	$9,636	$5,201	$4,432	$4,228	$3,922	$662	$33,002

For certain of our revenue share agreements with our Online search distribution partners, we are required to make non-cancelable guaranteed minimum revenue share payments to those partners over the term of the respective agreements. We typically recognize expense related to the minimum revenue share payments on a straight-line basis over the expected service period.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At September 30, 2007, the total amount of collateral pledged under these agreements was $4.0 million.

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities from continuing operations	$9,552	$38,618
Net cash provided (used) by investing activities	117,410	(32,888)
Net cash provided (used) by financing activities	(193,875)	4,893
Net cash provided by discontinued operations	17,055	8,921

Net increase (decrease) in cash and cash equivalents	$(49,858)	$19,544

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2007, consisting of our loss from continuing operations of $47.1 million and cash provided by changes in our operating assets and liabilities of $41.8 million, consisting of a decrease in accounts receivable, prepaid expenses, other current assets, and other long-term assets and an increase in accounts payable and deferred revenue. Also increasing our operating cash were adjustments not affecting cash flows provided by operating activities of $46.6 million, consisting of stock-based compensation expense, depreciation, amortization, deferred income taxes, restructuring and other, net. Partially offsetting the increase are changes in our operating assets and liabilities of $28.6 million primarily consisting of decreases in accrued expenses and other current and long-term liabilities and adjustments not affecting cash flows provided by operating activities of $3.1 million related to the gain on sale of assets.

Net cash provided by operating activities was $38.6 million for the nine months ended September 30, 2006, consisting of our loss from continuing operations of $49.1 million and cash provided by changes in our operating assets and liabilities of $15.5 million, consisting of a decrease in accounts receivable, prepaid expenses, and other current assets and an increase in accounts payable and deferred revenue. Also increasing our operating cash were adjustments not affecting cash flows provided by operating activities of $88.2 million, consisting of restructuring, depreciation, amortization, stock-based compensation expense, and other, net. Partially offsetting the increase are changes in our operating assets and liabilities of $6.4 million primarily consisting of increases in other receivables and other long-term assets, a decrease in accrued expenses and other current and long-term liabilities and adjustments not affecting cash flows provided by operating activities of $9.6 million related to deferred income taxes.

Net cash provided by investing activities totaled $117.4 million for the nine months ended September 30, 2007, primarily consisting of the net decrease in short-term investments of $137.4 million and proceeds from the sale of assets of $3.0 million, partially offset by $21.0 million used to purchase property and equipment and a $2.0 million loan to an equity investee.

Net cash used by investing activities totaled $32.9 million for the nine months ended September 30, 2006, primarily consisting of $17.4 million used to purchase property and equipment, and the net increase in short-term investments of $15.7 million.

Net cash used by financing activities totaled $193.9 million in the nine months ended September 30, 2007, and primarily consisting of the $208.2 million dividend paid to shareholders in May 2007. Partially offsetting this decrease in cash was cash proceeds of $14.3 million from the exercise of stock options and warrants and from sales of shares through our employee stock purchase plan.

Net cash provided by financing activities totaled $4.9 million in the nine months ended September 30, 2006 and consisted of cash proceeds from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash provided by discontinued operations totaled $17.1 million for the nine months ended September 30, 2007 primarily consisted of income from discontinued operations of $6.2 million and cash provided by an increase in operating assets and liabilities of discontinued operations of $11.2 million.

Net cash provided by discontinued operations totaled $8.9 million for the nine months ended September 30, 2006 primarily consisting of the income from discontinued operations of $6.4 million and cash provided by an increase in operating assets and liabilities of discontinued operations of $3.6 million. These increases were partially offset by $1.1 million to purchase property and equipment.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions, special dividends, or for common stock repurchases.

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

We did not purchase any shares under any of these plans during the three and nine months ended September 30, 2007 and 2006.

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

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2007 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

Item 4. —Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. That evaluation is designed to assess whether disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes described below.

Based on our management’s evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes. During the nine months ended September 30, 2007, we have taken steps to improve our internal controls over our income tax accounting process. Those steps include the hiring of a Senior Director of Tax and implementing a more rigorous review process. Management will continue its evaluation of internal control for our income tax accounting process and believes it is taking the necessary steps to remediate any ineffective control contributing to the material weakness in conjunction with our preparation of our financial statements for inclusion in our Annual Report on Form 10-K for the year ending December 31, 2007. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, management has concluded that the Condensed Consolidated Financial Statements in this Form 10-Q fairly present, in all material respects, our financial positions, results of operations and cash flows for the period presented.

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

Item 1A. —Risk Factors

RISKS RELATED TO OUR BUSINESS

Our strategic direction is changing, including through the completed sale of our directory business and pending sale of our mobile services business, and our focus on online search may not be successful.

On October 15, 2007, we announced the sale of our mobile business, which is expected to close, subject to customary closing conditions, in the near future. On October 31, 2007, we completed the sale of our directory business. Subsequent to the completion of these two transactions, our business model will center on our online search products and services. There can be no assurance that our focus on online search will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for products and services, and other factors described in this section, and may have a material negative impact on our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures as well as other steps to reduce expenses. We may streamline operations and reduce expenses as a result of the sale of our directory and mobile business, including reductions in the workforce that remains. Effecting any restructuring or streamlining likely places significant strains on management, our employees, and our operational, financial, and other resources. In addition, such actions could impair our development, marketing, sales and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation and other effects from such restructuring and streamlining. Such effects from restructuring and streamlining could have a negative impact on our financial results.

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our online search products and services, the loss of which could have a material adverse effect on our financial results.

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search products and services. We generated approximately 29%, 29% and 39% of our online search revenues through relationships with our top five online search distribution partners for the third, second and first quarters of 2007, respectively. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our online search distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our online search distribution partners, our financial results would be materially adversely affected.

Our agreements with most of our online search distribution partners come up for renewal in 2007 and 2008. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. In particular, competition is increasing for consumer traffic in the online search market. Recently, we have experienced increased competition from search engine providers seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. We anticipate that our content and distribution costs for our revenue sharing arrangements with our online search distribution partners will increase as revenues grow and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet, which could have a negative material impact on our financial results.

Most of our revenues from our online search business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the content provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the content provider pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be a large percentage of clicks for which it needs to pay, but that do not result in the intended objectives of such advertiser, the advertiser may reduce or eliminate its advertisements through the content provider that provided the commercial search result to us. This leads to a loss of revenue to our content providers and consequently to fewer fees paid to us. The content provider may also suspend or terminate our ability to provide its content through such distribution partners. The payment of fewer fees to us or the inability to provide content through such distribution partners could have a material negative effect on our financial results.

Failure by us or our search distribution partners to comply with the requirements imposed by our search content providers relating to the distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the content provider to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our major search content providers, we may not be able to continue to provide content to such distribution partners, we may be liable to such content providers for certain damages they may suffer, and such content providers may terminate their agreements with us. In the past, certain of our search content providers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major content providers give such content providers the ability to terminate their agreements with us immediately in the case of certain breaches, regardless of whether such breaches could be cured.

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

We derive a substantial portion of our revenues from continuing operations (online search and mobile) from a small number of customers. We expect that concentration will continue in the foreseeable future. Our top five customers represented approximately 93%, 90% and 91% of our revenues in the third, second and first quarters of 2007, respectively. Google, Yahoo! and AT&T (formerly, Cingular Wireless) each accounted for more than 10% of our revenues in the three-month period ended September 30, 2007. Our principal agreements with these customers expire in 2011, 2008 and 2008, respectively. Also, some of these customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms.

If any of our top customers significantly reduces or eliminates the content or services it receives from us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer. In September 2006, we announced that one of our mobile customers plans to develop direct licensing relationships with the major record labels beginning in 2007. The loss of the mobile content portion of our mobile business has had a material negative impact on our revenues. In the third quarter of 2007, substantially all of our revenues from our mobile business were generated from the mobile services we provided to our mobile carrier customers, which mobile services revenue was approximately 28% of our total revenues for the third quarter of 2007. With the recently announced sale of our mobile business, we will present all mobile revenues, and related operating costs, as discontinued operations which will significantly reduce our revenues.

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

Our agreements with some of our major distribution partners contain minimum performance commitments, minimum service level requirements or minimum revenue guarantees that we must meet in order to avoid reduction in payments from such customers or payment of revenue shortfalls to such distribution partners.

Under our agreements with some of our major distribution partners, we are required to generate a minimum amount of revenue. If we do not reach these minimums, we may be required to compensate our distribution partner for the difference between the minimum and the shortfall. If such shortfall is substantial, it could have a material adverse effect on our financial results.

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

Our mobile services business could suffer and our stock price could be harmed if we fail to close the announced sale of our mobile services business.

On October 15, 2007 we entered into a definitive asset purchase agreement pursuant to which we plan to sell our mobile services business to Motricity, Inc. This agreement is subject to customary closing conditions. In the event that the sale is not completed, the price of our common stock could be negatively affected and we will have incurred substantial transaction expenses for which no ultimate benefit will be received. In addition, the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and relationships with mobile customers as a result of efforts and uncertainties relating to our anticipated sale to Motricity may weaken our ability to grow revenues and minimize costs if the sale does not occur. Moreover, any delay in closing the planned sale could have an adverse effect on our mobile revenues in the near-term.

We have identified a material weakness in our internal controls as of September 30, 2007 that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Based on an evaluation of our disclosure controls and procedures as of September 30, 2007, our management has concluded that such disclosure controls and procedures were not effective as of such date due to the existence of a deficiency in the operation of our internal accounting controls, which constituted a material weakness in our internal control over financial reporting. As defined in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified deficiency pertained to controls which were not adequately designed to ensure proper accounting and disclosure of deferred income taxes. Because of this material weakness, there is risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. We are currently in the process of designing and implementing control procedures to remediate the material weakness. We cannot assure, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2006, except for 2004 and 2005, and, we incurred a net loss in the third, second and first quarters of 2007. As of September 30, 2007, we had an accumulated deficit of $1.1 billion. We may incur net losses in the future including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to regain profitability from our continuing operations on a quarterly or annual basis or, if regained, to sustain it.

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

•

gains on sales of assets or businesses, potentially followed by reduced profitability in the future when compared to prior quarters with those businesses included or the quarters in which such gains were recognized;

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

The trading price of our common stock has been highly volatile. Since we began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On November 2, 2007, the closing price of our common stock was $18.83. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search or mobile products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any additional material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our online search and mobile products and services are in young industries that have undergone rapid and dramatic changes in their short history. We have also recently announced the sale of our directory and mobile businesses. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	attract and retain users to our owned and operated sites;

•	attract and retain distribution partners for our online search services;

•	attract and retain content partners;

•	manage our growth, control expenditures and align costs with revenues;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	alternatives to access the Internet or mobile devices;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries; and.

•

if the recently announced sale of our mobile services business does not close, retain and expand our existing mobile customer arrangements, or maintain or expand amount of products and services provided to them under such arrangements, or expand our customer base in markets in which we operate;

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

We currently create only a relatively small portion of our content and expect to depend on third–party content providers going forward as we focus our business on online search. We acquire rights to content from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain relationships with these content providers and enter into new relationships with other content providers. We typically license content under arrangements that require us to pay usage or fixed monthly fees for the use of the content or require us to pay under a revenue-sharing arrangement. In the future, some of our content providers may not give us access to important content or may increase the fees or percentages that they charge us for their content, which could have a material negative effect on our operating results. Additionally, our content license fees may increase to the extent that our revenues related to such products and services increase and may increase as a percent of revenues as a result of price competition and demand for our products and services and the mix of our product sales.

We also license software from third parties that provides us with that ability to provide certain functionalities to our customers as part of our mix of products and services. The arrangements for these licenses usually require us to pay a license fee and, in some cases, a fee based on revenue earned. If we fail to enter into or maintain satisfactory arrangements with search content providers, particularly with our major content providers, or providers of software we utilize in our products and services, our ability to provide a variety of products and services to our customers could be severely limited, which would have a material negative effect on our operating results. Also, even if we maintain agreements with our major content providers or providers of software we utilize in our products and services, such providers may directly contract with our distribution partners as well, reducing the demand by our distribution partners for content or functionalities coming through us, which could adversely impact our financial results. As previously mentioned, we have recently experienced increased competition from search engine providers seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

If we are unable to hire, retain and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our online search business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, including our reduction in workforce related to our restructuring or to the sale of our directory and mobile businesses, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain and motivate employees.

Our business and operations are substantially dependent on the performance of our key employees, all of whom, except our chief executive officer, are employed on an at-will basis. If we lose the services of one or more of these key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives. Additionally, the loss of employees as a result of our recently announced sales of our directory and mobile businesses could place significant strain on the remaining employees, including key employees, as well as create uncertainty about their and our future prospects. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

In light of current market and regulatory conditions, the value of stock options or restricted stock units granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options and other equity-based awards to recruit technology professionals and senior level employees. Our stock options, which typically vest over a two-, three- or four-year period, are one of the means by which we have historically attempted to motivate long-term employee performance. Beginning in 2006, the accounting treatment of options required us to expense the fair value of our employee stock options, which may make it difficult or overly expensive for us to issue stock options to our employees in the future. We also face a significant challenge in retaining our employees if the value of these stock options is either not substantial enough or so substantial that the employees leave after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our employees. We have instituted a restricted stock unit program in lieu of issuing stock options to employees, other than executives, because stock options were not currently seen as providing enough incentive to attract or retain employees. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

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

We currently provide online search offerings in Europe. We have limited experience in marketing and operating our products and services in international markets, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of relationships with our distribution and content partners and other third parties.

As the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of and focus on the local markets. Some of our domestic competitors who have substantially greater resources than we do may be able to more quickly and comprehensively develop and grow in the international markets. Our international presence may also require significant financial investment including, among other things, the expense of developing localized products, the costs of maintaining foreign companies and expenditure of resources in developing distribution and content relationships and the increased costs of supporting remote operations.

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of Internet technology adoption and infrastructure, and ability to enforce our contracts in foreign jurisdictions. In addition, our success internationally could be limited by barriers to such markets, such as tariffs, adverse tax consequences, and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenues.

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

In connection with our recently announced sale to Motricity, Inc. of our mobile services business, Motricity will be acquiring our most of our data center assets and upon closing of such transaction, they will be providing data center services to us through a transition period expected to end in mid-2008. During this transition period, as we develop our own data centers for our on-going online search business, we will be dependent on Motricity to provide us with the data center services we previously provided to ourselves at the same or better levels of performance and reliability. Failure by Motricity to provide us such services at such levels of performance and reliability could have a material adverse effect on our operations and our financial results as described in the preceding paragraphs.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

Intense competition in the mobile and online search markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the mobile and online search markets, which are extremely competitive and rapidly changing. Many of our competitors or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services than we can. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Many of our customers have established relationships with some of our competitors. If these competitors develop products and services that compete with ours, we could lose market share and our revenues could decrease. Additionally, our financial results could be adversely affected as well if our distribution partners create their own products and services that compete or replace the products and services we provide. We have recently experienced increased competition from search engine providers seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

Consolidation in the industries in which we operate could lead to increased competition and loss of customers.

The Internet industry (including search) and the wireless industry have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

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

In connection with the sales of our recently announced sale to Motricity, Inc. of our mobile business, Motricity will be acquiring our most of our data center assets and will be providing data center services to us through a transition period expected to end in mid-2008. During this transition period, as we develop our own data centers for our on-going online search business, we will rely on Motricity to provide us with the data center services we previously provided to ourselves, which includes security of our networks. Failure by Motricity to prevent breaches of our network security could have a material adverse affect our operations and financial results.

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

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

10.6(1)*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.33(1)*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.34(1)	Form of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.35(1)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for vice presidents and above

10.36(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter, Jr.

10.37(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.38(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.39(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.40(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and James F. Voelker

10.41(2)	Asset Purchase Agreement between Idearc Inc. and InfoSpace, Inc., dated as of September 15, 2007

10.42(3)	Asset Purchase Agreement between InfoSpace, Inc. and Motricity, Inc., dated as of October 15, 2007

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed by registrant on August 9, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on September 19, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on October 18, 2007.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Allen M. Hsieh
Allen M. Hsieh

Chief Financial Officer

(Principal Financial Officer)

Dated: November 6, 2007

INDEX TO EXHIBITS

10.6(1)*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.33(1)*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.34(1)	Form of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.35(1)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for vice presidents and above

10.36(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter, Jr.

10.37(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.38(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.39(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.40(1)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and James F. Voelker

10.41(2)	Asset Purchase Agreement between Idearc Inc. and InfoSpace, Inc., dated as of September 15, 2007

10.42(3)	Asset Purchase Agreement between InfoSpace, Inc. and Motricity, Inc., dated as of October 15, 2007

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed by registrant on August 9, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on September 19, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by registrant on October 18, 2007.

*	Indicates a management contract or compensatory plan or arrangement.