Form 10-K
period 2007-12-31
INFOSPACE INC
filed 2008-02-25
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-25131

INFOSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 108th Avenue NE, Suite 1200, Bellevue, Washington 98004

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:

(425) 201-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Series C Participating Preferred Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant outstanding as of June 30, 2007, based upon the closing price of Common Stock on June 30, 2007 as reported on the NASDAQ Global Select Market, was $438.6 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 of the Securities Exchange Act of 1934) have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2008, 34,362,696 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the Annual Meeting of Stockholders tentatively scheduled for May 12, 2008 (the “Proxy Statement”).

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our future business plans and growth strategy;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	statements regarding the successful execution of the our strategic initiatives;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated benefits from the business and technologies we have acquired or intend to acquire;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding employee hiring and retention, including anticipated reductions in force and headcount;

•	statements regarding the future payment of dividends;

•	anticipated revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules;

•	statements regarding use of cash, cash needs and ability to raise capital;

•	statements regarding the condition of our cash investments; and

•	statements regarding potential liability from contractual relationships.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under Item 1A, “Risk Factors” and elsewhere in this report.

ITEM 1.	Business

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) develops search tools and technologies that assist consumers with finding content and information on the Internet. We offer search services that enable Internet users to locate and view content, information, merchants, individuals, and products online. We offer search services through our Web sites, Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

Our search offerings differ from most other mainstream search services in that they provide “metasearch” technology that selects results from several search engines, including Google, Yahoo!, and MSN, among others.

We compete against other providers of Web search services. We also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have offices in Woking, United Kingdom and Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

From 2004 to 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. The mobile business was comprised of a mobile content product offering and a mobile services offering. In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we restructured our operations accordingly and substantially reduced our mobile content offerings in 2007. In 2007, we completed the sale of a significant portion of our remaining mobile content assets for $3.8 million. On October 31, 2007, we completed the sale of our directory business to Idearc Inc. for $225 million in cash. On December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. for $135 million in cash.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our consolidated financial statements for all periods presented. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results of operations that would have existed had we provided our online search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance.

Company Internet Site and Availability of SEC Filings.     Our corporate Internet site is located at www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (the “SEC”). The filings, as well as our Code of Conduct and Ethics, can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Seasonality

Our search services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months and weeks following the holiday shopping season in December.

International Operations

We have historically generated most of our revenues from customers in the United States. Revenue generated in the United States accounted for 97% in 2007, 98% in 2006, and 96% in 2005 of our total revenues in those years.

Revenue Sources

We receive revenues from our content providers, whom we refer to as our customers, when an end user of our Web search services clicks on a paid search link that is provided by a customer and displayed on our Web site or displayed on the Web property of a distribution partner. Revenues are recognized in the period in which a paid click occurs and are based on the amounts earned and remitted to us by our customers for such clicks. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

Our customers are primarily search content providers. We derive a significant portion of our revenue from a small number of customers and we expect that this concentration will continue in the foreseeable future. Google and Yahoo! each accounted for more than 10% of our revenues in 2007 and jointly accounted for 95% or more of our revenues in 2007, 2006, and 2005.

Product Development

We believe that our technology is essential to expand and enhance our products and services and maintain the attractiveness and competitiveness of our products and services. Product development expenses were $9.9 million in the year ended December 31, 2007, $6.8 million in the year ended December 31, 2006, and $6.6 million in the year ended December 31, 2005.

Intellectual Property

Our success depends significantly upon our technology and intellectual property rights. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and non-use agreements that contain provisions prohibiting the unauthorized disclosure and use of our confidential and proprietary information and that transfer to us any rights they may have in copyrightable works or patentable technologies that they may develop while under our employ. In addition, prior to entering into discussions with third parties regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements with distribution partners provides that we retain ownership of all patents and copyrights in our technologies and requires them to display our patent, copyright and trademark notices.

We hold 39 U.S. registered trademarks and 75 foreign trademarks registered in various countries. We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks in the U.S. and foreign countries, as appropriate. We may not be successful in obtaining registration for the service marks and trademarks for which we have applied or maintaining the registration of existing marks.

We hold 7 U.S. patents. Our issued patents relate to our online advertisement and location services, among others. We are currently pursuing certain pending U.S. and foreign patent applications that relate to various aspects of our technology. We anticipate on-going patent application activity in the future. However, patent claims may not be issued and, if issued, may be challenged or invalidated by third parties. In addition, issued patents may not provide us with any competitive advantages.

Despite our efforts to protect our rights, unauthorized parties may copy aspects of our products or services or obtain and use information, marks or technology that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and it is more difficult and costly to enforce our rights in foreign jurisdictions. In addition, others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our business could suffer.

Companies and individuals in the Internet software and application services industry, as well as the arts and entertainment industry, have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of others’ proprietary rights which are sometimes not clear or may change. From time to time, we have received, and may receive in the future, notice of claims of infringement of others’ proprietary rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

Competition

We operate in the online search market, which is extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have, some of whom are also our customers, and many small and start-up companies with a large variety of competitive products and services. We believe that the primary competitive factors in the market for online search services are:

•	our customers going direct to our distribution partners;

•	the ability to meet the specific information, content, and service demands of a particular Web property;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers and other end users;

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web properties;

•	the ability to meet the needs of major customers and distribution partners; and

•	the ability of our competitors to develop and market new or enhanced products and search services.

Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

•	our customers are also our competitors, such as Google and Yahoo!;

•

our online search services also compete against more traditional advertising media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising market;

•	other information and content services we provide compete with specialized content providers; and

•

in international markets, in addition to competing with U.S.-based search providers, we compete with local companies which may have a competitive advantage due to their greater understanding of and focus on a particular local market.

We expect that in the future we will experience competition from other Internet application companies, as well as from other content providers. Some of these potential competitors are currently customers or distribution partners of ours, the loss of which could harm our business.

Many of our current customers have had relationships with some of our current and potential future distribution partners. If our customers develop software and application services that are superior to ours, or that achieve greater market acceptance than ours, our business will suffer.

Governmental Regulation

Because of the increasing use of the Internet, U.S. and foreign governments have adopted or may in the future adopt laws and regulations relating to the Internet, addressing issues such as consumer protection, user privacy, security, pricing, age verification, content, taxation, copyrights and other intellectual property, distribution, advertising and product and services quality.

Recent concerns regarding Internet user privacy have led to the introduction of U.S. federal and state legislation to protect user privacy and data security. Existing federal laws regarding user privacy that we may be subject to include the Children’s Online Privacy Protection Act, which regulates the online collection of personal information from children under 13, and the Gramm-Leach-Bliley Act, which regulates the collection and processing of personal information by financial institutions as well as imposes information security obligations. In addition, the Federal Trade Commission (the “FTC”) has used its authority to regulate unfair and deceptive trade practices to investigate and regulate user privacy and data security concerns, and such investigations or regulation could adversely affect our business. Various states have likewise sought to regulate consumer protection, advertising, privacy and data security in ways that may affect the collection, use and disclosure of information. For example, California has passed several laws relating to the collection, storage and distribution of personal information, requiring in part the posting of a privacy policy and disclosure of how information is shared with third parties for marketing purposes as well as obligating businesses to secure such information. We could become subject to new laws and regulations that could limit or prohibit our ability to distribute our products and services, conduct targeted advertising, collect, use or transfer user information or impose new data security requirements that could require us to expend substantial resources. In addition, numerous states now require that companies notify individuals of security breaches that may result in third parties gaining unauthorized access to certain types of personal information. We believe we take reasonable steps to protect the security and confidentiality of the information we collect and store but there is no guarantee that third parties will not gain unauthorized access despite our efforts or that we will not incur costs in complying with our notification obligations under such circumstances.

Many countries outside of the United States have more restrictive privacy laws than the United States. The European Union, for example, strictly regulates the collection, use and transfer of personal information of its residents. Further, information lawfully collected in the European Union may not be transferred for processing outside the European Union to a country that lacks adequate protections. The European Union has deemed the U.S. to lack such protections and transfers of personal information gathered in the European Union to the United States are only permitted under limited circumstances. Other countries such as Canada follow models similar to the European Union albeit without express prohibitions on data export. These and similar restrictions may limit our ability to collect, use, and transfer information regarding Internet users in those countries.

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

We may also be subject to the provisions of the Child Online Protection Act (“COPA”), which restricts the distribution of certain materials deemed harmful to children. COPA is also designed to restrict access to such materials by children, and accordingly, the provisions of COPA may apply to certain Internet product and service providers even though such companies are not engaged in the business of distributing the harmful materials.

Although some court decisions have cast doubt on the constitutionality of COPA, and we have instituted processes for voluntary compliance with provisions of COPA that may be relevant to our business, COPA could subject us to liability.

These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some countries, and liabilities which might be incurred through lawsuits or regulatory penalties.

Employees

As of January 31, 2008, we had approximately 170 employees. None of our employees are represented by a labor union and we consider employee relations to be positive. There is significant competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Executive Officers and Directors of the Registrant

The following table sets forth certain information as of February 15, 2008 with respect to our executive officers and directors:

Name	Age	Position
James F. Voelker	56	Chairman, Chief Executive Officer and President
David B. Binder	38	Chief Financial Officer and Treasurer
Bruce M. Allenbaugh	51	Chief Marketing Officer
Sunil Thomas	38	Chief Technology Officer
Eric M. Emans	34	Chief Accounting Officer
Alejandro C. Torres	45	General Counsel and Secretary
John E. Cunningham, IV	50	Director
Nicholas (Nick) F. Graziano	36	Director
Jules Haimovitz	57	Director
Richard D. Hearney	68	Director
William J. Ruckelshaus	43	Director
Lewis M. Taffer.	60	Director
George M. Tronsrue, III	51	Director
Vanessa A. Wittman	40	Director

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

David B. Binder has served as our Chief Financial Officer and Treasurer since January 1, 2008. Mr. Binder joined the Company as Vice President of Finance in October 2004. From November 2001 to October 2004, he served as Director, and later Senior Director, of Business Development at drugstore.com, Inc., an online drug store.

Bruce M. Allenbaugh has served as our Chief Marketing Officer since December 2007, after serving as a consultant from November 2007. From May 2006 to September 2006, Mr. Allenbaugh served as Vice President of Marketing and Business Development for Trumba Corporation, an online calendar services provider. From May 2001 to February 2004, he served as Senior Vice President of Marketing and Communications at Safeco Corporation, a property casualty insurance company.

Sunil Thomas has served as Chief Technology Officer since January 1, 2008. Mr. Thomas has held various engineering positions since joining InfoSpace in 1999. From May 2006 to December 2007, Mr. Thomas served as Vice President, Engineering. From April 2006 to May 2006, he served as Senior Director, Engineering after serving as Director of Engineering from January 2004 to April 2006. From December 1999 to December 2003, he served as Senior Development Manager.

Eric M. Emans has served as our Chief Accounting Officer since January 1, 2008. Mr. Emans joined the Company as Corporate Controller in September 2006. However, Mr. Emans had previously held various positions at the Company from September 2003 to December 2005, including Manager, Revenue Assurance and Senior Manager, Finance. From December 2005 to September 2006, he served as Director, Mobile Operations, at Corbis Corporation, a provider of visual content and rights services. From June 1999 to September 2003, he served as Auditor at Deloitte & Touche, LLP, an accounting firm.

Alejandro C. Torres has served as our General Counsel and Secretary since January 1, 2008. Mr. Torres joined InfoSpace in June 2003 as Senior Corporate Counsel. From October 1993 to June 2003, he served as an attorney at Riddell Williams, P.S., a major Seattle law firm, where he was a member of the firm’s corporate, mergers and acquisitions, and finance practices and a Principal from March 2000.

John E. Cunningham, IV has served as a director of InfoSpace since July 1998. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P., a private equity investment partnership, since February 1998. Since January 2004, he has served as a board member of Citel Technologies, Inc., a telecommunications company, and also served as its non-executive Chairman from January 2004 to July 2006. From 1996 until February 2003, he served as President of Kellett Investment Corporation, an investment fund for private companies.

Nicholas (Nick) Graziano has served as a director since May 2007. Mr. Graziano is a Managing Director of Sandell Asset Management Corp., an investment manager. Mr. Graziano has been with Sandell since September 2006. From February 2004 to July 2006, Mr. Graziano was an investment analyst with Icahn Associates Corp., the primary investment vehicle of Carl Icahn, including Icahn Partners, a multi-billion dollar global hedge fund. In this position, he was responsible for analysis and execution of investment strategies, including public and private equity and distressed debt. From February 2002 to February 2004, Mr. Graziano was an analyst with March Partners LLC, a global event-driven hedge fund. Mr. Graziano is a director of WCI Communications, Inc., a homebuilding and real estate services company, and of Fair Isaac Corporation, a provider of decision management systems.

Jules Haimovitz has served as a director since October 2005. From July 2007, he has served as President of Haimovitz Consulting, a media consulting firm. From July 2002 to July 2007, Mr. Haimovitz served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., a wholly-owned subsidiary, Executive Consultant to the CEO, and Chair of the Library Task Force. Mr. Haimovitz is a director of Blockbuster, Inc., a provider of in-home movie and game entertainment and of ImClone Systems Incorporated, a biopharmaceutical company.

Richard D. Hearney has served as a director since September 2001. General Hearney served as President and Chief Executive Officer of Business Executives for National Security, an organization focusing on national security policy, from December 2000 to April 2002.

William J. Ruckelshaus has served as a director since May 2007. Mr. Ruckelshaus has served as Chief Financial Officer of Revenue Science, Inc., an Internet advertising technology and services company, since May 2006. From July 2002 to April 2006, he served as Senior Vice President Corporate Development at Expedia, Inc., an online travel agency, where he oversaw Expedia’s mergers and acquisitions and led the corporate strategic planning effort.

Lewis M. Taffer has served as a director since June 2001. Since March 2006, Mr. Taffer has served as an Operating Advisor at Pegasus Capital Advisors, a private equity fund manager. Since May 2006, he has served as director and Senior Vice President at iGPS Company LLC, a provider of RFID (radio frequency identification)-tagged plastic pallet rental systems and an affiliate of Pegasus Capital Advisors. Since January 2005, he has been an independent management consultant. From January 2004 to January 2005, Mr. Taffer served as Executive Vice President, Acquisition Marketing of America Online. From May 2001 through December 2003, Mr. Taffer was an independent consultant specializing in marketing, business development and strategic partnerships.

George M. Tronsrue, III has served as a director since February 2003. Since March 2004, Mr. Tronsrue has served as President and Co-Manager of Jericho Fund, LLC, an investment and consulting company. From January 2000 to March 2004, Mr. Tronsrue served as Chairman and Chief Executive Officer of Monet Mobile Networks Inc., a wireless Internet service provider. Monet Mobile filed for Chapter 11 bankruptcy protection in March 2004.

Vanessa A. Wittman has served as a director since April 2003. From March 2003 to December 2006, Ms. Wittman served as Executive Vice President and Chief Financial Officer of Adelphia Communications Corporation, a cable television company. From February 2000 to March 2003, Ms. Wittman served as Chief Financial Officer of broadband network services provider 360networks, Inc.

ITEM 1A.    Risk Factors

RISKS RELATED TO OUR BUSINESS

Our strategic direction is changing, including through the completed sales of our directory and mobile services businesses, and our focus on online search may not be successful.

We have recently completed a major restructuring of our business. On October 31, 2007, we completed the sale of our directory business to Idearc Inc. and, on December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. This significantly reduced the size of our business and our revenues, and our business model now centers on our online search products and services. There can be no assurance that our focus on online search will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for our products and services, and other factors described in this section, and may have a material negative impact on our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in the workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the sale of our directory and mobile services businesses, including reductions in the workforce. Effecting any restructuring or streamlining places significant strains on management, our employees, and our operational, financial, and other resources. In addition, such actions could impair our development, marketing, sales and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation and other effects from such restructuring and streamlining. Such effects from restructuring and streamlining could have a negative impact on our financial results.

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our online search products and services, the loss of which could have a material adverse effect on our financial results.

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search products and services. We generated approximately 43% of our online search revenues through relationships with our top ten distribution partners for the year ended December 31, 2007. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2008 and 2009. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. In particular, competition is increasing for consumer traffic in the online search market. Recently, we have experienced increased competition from our content providers, whom we refer to as customers, seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. We anticipate that our content and distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet, which could have a negative material impact on our financial results.

Most of our revenues from our online search business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the customer that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be a large percentage of clicks for which it needs to pay, but that do not result in the intended objectives of such advertiser, the advertiser may reduce or eliminate its advertisements through the customer that provided the commercial search result to us. This leads to a loss of revenue to our customers and consequently to fewer fees paid to us. The customer may also suspend or terminate our ability to provide its content through such distribution partners. The payment of fewer fees to us or the inability to provide content through such distribution partners could have a material negative effect on our financial results.

If we fail to detect invalid click activity, we could lose the confidence of advertisers and of our customers, which could cause our business to suffer.

Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or when a competitor of the advertiser clicks on the advertiser’s search result to increase the advertising expense of the advertiser. Some of this invalid click activity is sometimes referred to as “click fraud.” When such invalid click activity is detected, our customers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners’ Web properties or our own Web sites, our customers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the customer pays us. If we or our customers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the customer because such invalid clicks do not generate quality traffic to such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could also lead to a loss of advertisers and revenue to our customers and consequently to fewer fees paid to us. Additionally, if we are unable to detect and stop invalid click activity that may originate from our own Web sites or the Web properties of our distribution partners, our customers may impose restrictions on our ability to provide their commercial search results on our own Web sites or to our current and future distribution partners, which could have a material negative impact on our financial results.

Although we and our customers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity, including new types of invalid click activity that may appear. From time to time, some of our customers may notify us that poor quality traffic may be originating from one of our distribution partners. Although the poor quality traffic may be due to factors other than invalid click activity, if we are unable to resolve or determine what factor may be creating the poor quality traffic, we may terminate our agreement with such distribution partner or stop providing content to such distribution partner from the customer that notified us of such traffic in an attempt to maintain the confidence of our customer and their advertisers in the overall quality of our traffic.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Our top two customers jointly accounted for 95% or more of our online search revenues in 2007, 2006, and 2005. Google and Yahoo! each accounted for more than 10% of our revenues in 2007. Our principal agreements with these customers expire in 2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer.

Failure by us or our search distribution partners to comply with the requirements imposed by our customers relating to the distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the customer to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our customers, we may not be able to continue to use such customers’ content or provide the content to such distribution partners, we may be liable to such customers for certain damages they may suffer, and such customers may terminate their agreements with us. In the past, certain of our customers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major customers, including Google and Yahoo!, give such customers the ability to terminate their agreements with us immediately in the case of certain breaches, regardless of whether such breaches could be cured.

Additionally, agreements with our customers may be amended from time to time by both parties or may be subject to different interpretation by either party, which may require our use or the rights we grant to our search distribution partners to be modified to comply with such amendments or interpretations. The agreements with our distribution partners generally provide that we may modify the rights we grant to them to avoid being in conflict with the agreements with our customers. Also, some of our customers have approval processes with respect to the redistribution of their content by our distribution partners. Some of our distribution partners that redistribute such content have not complied with such approval processes, and we no longer provide the applicable content to such partners or such partners no longer redistribute the content. If our customers impose additional restrictions, some of our distribution partners may be required to change the manner in which such customer’s content is used or distributed or cease using or distributing such customer’s content. If some of our distribution partners are unable to meet the restrictions, we may need to terminate our agreement with such distribution partners or no longer provide the applicable content to such partners.

The loss or reduction of content that we can use or make available to our distribution partners, as well as the termination of distribution or customer agreements, as described above, could have a material adverse effect on our financial results.

If our former mobile content providers disagree with our estimate of our royalty liability due to them, it could expose us to significant liability and adversely impact our financial results.

Under our agreements with our former mobile content providers, we calculated our royalty liability based on inputs from various sources of data and have been and continue to be subject to audits by our former mobile content providers. If our former mobile content providers disagree with the royalty amounts we calculated were due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a former mobile content provider prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected mobile content provider and have an adverse effect on our financial results. As we announced in January 2007, one of our former mobile content providers, EMI Entertainment World, Inc. (“EMI”), instituted litigation against us due to a disagreement, among other things, over the amount of royalties that were due to it from the mobile content it provided. Although we believe that EMI’s claims are without merit and that we have meritorious defenses to them and intend to vigorously defend the suit, there can be no assurance that we will prevail or that other former mobile content providers will not also disagree with the royalty amount due to them and initiate their own litigation, which could have a material adverse effect on our financial results.

We have in the past identified a material weakness in our internal controls over financial reporting that we have been able to remediate; however, there can be no assurance that in the future a material weaknesses may be identified that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to evaluate and determine the effectiveness of our internal control over financial reporting. In 2006, as part of its evaluation of our internal control over financial reporting, our management determined that we had a material weakness in our internal control over financial reporting pertaining to our deferred income tax benefit and related income tax asset, which we believe has since been remediated. As defined in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We strive to maintain effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud. We cannot assure, however, that such efforts will be effective. If we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis from our inception through December 31, 2007, except for 2004, 2005 and 2007. As of December 31, 2007, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services, marketing and new distribution channels;

•	cash distributions to our shareholders or stock repurchases;

•	additional restructuring charges we may need to incur in the future;

•	litigation expense, including settlement;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for our products and services;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

•

the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely affect our ability to continue to acquire content and distribute our products and services, or the ability of our customers or distribution partners to continue to provide us with their content or distribute our products and services or increase our potential liability;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenues or expenses;

•	the adoption of new regulations or accounting standards;

•	actual or perceived economic downturn that may lead to lower online advertising spend by advertisers, resulting in lower monetization rates for paid search;

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar; and

•	volatility in the financial markets and the related potential changes to the fair value of our long-term investments.

For these reasons, among others, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Furthermore, our fluctuating operating results may fall below the expectations of securities analysts or investors, which could cause the trading price of our stock to decline.

Certain of our long-term investments recently failed to trade at recent auctions, which resulted in an impairment charge to a portion of such investments.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities that we purchased for $40.4 million. These investments failed to trade at recent auctions due to insufficient bids from buyers. While we now earn a premium interest rate on the auction rate securities that failed to settle in the auction process, the investments cannot be quickly converted into cash and were considered illiquid as of December 31, 2007. We determined that the fair value of those auction rate securities was $37.5 million at December 31, 2007, and we recorded an impairment charge $2.2 million to a portion of the auction rate securities. If the issuers of such auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may continue to decline and we may record further impairment charges. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On February 15, 2008, the closing price of our common stock was $10.40. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search products and services markets;

•	announcements of technological innovations, new products or services, or new customer or partner relationships by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our online search products and services are in young industries that have undergone rapid and dramatic changes in their short history. We have also recently completed the sale of our directory and mobile services businesses. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	execute our business strategy based on our new business model;

•	attract and retain users to our owned and operated sites;

•	attract and retain distribution partners for our online search services;

•	attract and retain customers;

•	manage our growth, control expenditures and align costs with revenues;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	alternatives to access the Internet;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries; and

•	expand our customer base in markets in which we operate and into other markets.

If we do not effectively address the risks we face, we may not be able to achieve profitability.

If we are unable to hire, retain and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our online search business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, including our reduction in workforce related to our restructuring or to the sale of our directory and mobile services businesses, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain and motivate employees.

Our business and operations are substantially dependent on the performance of our key employees, all of whom, except our chief executive officer, are employed on an at-will basis. We have recently experienced significant changes at our executive management level, and may do so in the future. If we lose the services of one or more key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

In light of current market and regulatory conditions, the value of stock options or restricted stock units granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options, restricted stock units and other equity-based awards to recruit technology professionals and senior level employees. We have instituted a restricted stock unit program in lieu of issuing stock options to employees, other than executives, because stock options are not currently seen as providing enough incentive to attract or retain employees and because, beginning in 2006, the accounting treatment of options required us to expense the fair value of our employee stock options, which may make it difficult or overly expensive for us to issue stock options to our employees in the future. Additionally, due to the reduction in our stock price as a result of our recent dividends, most outstanding options held by employees have an exercise price significantly higher than the current market price of our stock. With respect to those executives to whom we also issue options, we face a significant challenge in retaining them if the value of these stock options is either not substantial enough or so substantial that the executive leaves after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

Our search products and services may expose us to claims relating to how the content was obtained, distributed or displayed.

Our online search services link users, either directly through our Web sites or indirectly through the Web properties of our distribution partners, to third party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our customers was obtained or provided by our customers. Such claims could include the following: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have obligations to indemnify and hold harmless certain of our customers or distribution partners for damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services. As a result, these claims could result in material harm to our business.

In the past, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners, and if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our customers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major customers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. As stated above, these claims could result in material harm to our business.

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

•	the dilutive effect on earnings per share as a result of incurring operating losses and the amortization of acquired intangible assets for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our customers or those of the acquired companies, or breaching a significant or material contracts due to the consummation of the acquisition;

•	impairing relationships with our employees or those of the acquired companies;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner or at all; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

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

If the third party that provides us with data center services is unable to provide us with such services at the performance and reliability levels we require, or we are unable to transition such services effectively, our operations and financial results could be adversely affected.

Our success depends, in part, on the performance, reliability and availability of our services. In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and the personnel who operated such assets, and, through a transition period expected to end in September 2008, a third party will be providing data center services to us for our on-going online search business. During this transition period, as we develop our own data centers for our on-going online search business, we will be dependent on such third party to provide us with the data center services we previously provided to ourselves at the same or better levels of performance and reliability. Additionally, the data center infrastructure and components of the third party providing us these services is also used by the third party to provide similar services to itself and another company. Changes made at the request of one company to the infrastructure may result in unforeseen and adverse effects on the services being provided to us. Failure by the third party to provide us such services at such levels of performance and reliability, or adverse effects resulting from changes to the infrastructure, could have a material adverse effect on our operations and our financial results.

Furthermore, the cost of replacing the services currently being provided to us by the third party will most likely result in significant additional capital and operating expenses, which could have a material adverse effect on our financial results. Also, if we have not replaced the services currently being provided by the third party when the transition period expires, we will need to operate our systems either through an extension with such third party or an alternative provider. The potential alternative provider may expose us to similar risks as our current provider, which may have a material adverse effect on our operations and financial performance. In addition, the transition to an alternative provider or us may result in significant additional capital and operating expenses. The migration of the services to us or to an alternative service provider also exposes us to the potential loss or corruption of our data as a result of the transition, which may have a negative effect on our operations. We will also need to hire new personnel to operate our own data centers. There can be no assurance that we will be able to identify, hire and retain adequate and trained personnel to operate our own data centers, which could have a material adverse effect on our operations and financial results.

Our systems could fail or become unavailable, which could harm our reputation, result in a loss of current and potential customers and cause us to breach agreements with our partners.

In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and the personnel who operated such assets, and, through a transition period expected to end in September 2008, a third party will be providing data center services to us for our on-going online search business. Thereafter, either we or another third party will need to provide data center services to support our business. Regardless of whether we or a third party provides the data center services for use in our business, we or the third party may not have disaster and redundancy planning or facilities in place so that business-critical systems services are redundant across two physical locations. Such systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, such systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we and, during the transition period, the third party providing us with these services may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which could have a material adverse effect on our operations or financial results.

If the volume of traffic to our products and services increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. During the transition period discussed above, we may need to rely on the third party providing data center services to us to carry out such expansion and upgrading of their systems, technology and infrastructure. Our ability or that of the third party to support our expansion and upgrade requirements may be constrained due to our or the third party’s business demands. Due to the number of our customers and the products and services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or we or, during the transition period, the third party fails to expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner.

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

Although the agreements by which we obtain content contain indemnity provisions, these provisions may not cover a particular claim or type of claim or the party giving the indemnity may not have the financial resources to cover the claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made against us. Any liability that we incur as a result of content we receive from third parties could harm our financial results.

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

We attempt to avoid infringing known proprietary rights of third parties in our product development, marketing, and licensing efforts. However, we do not regularly conduct patent searches to determine whether the technology used in our products infringes patents held by third parties. Patent searches generally return only a fraction of the issued patents that may be deemed relevant to a particular product or service. It is therefore nearly impossible to determine, with any level of certainty, whether a particular product or service may be construed as infringing a U.S. or foreign patent. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by third parties that relate to our products. In addition, other companies, as well as research and academic institutions, have conducted research for many years in the search technology field, and this research could lead to the filing of further patent applications.

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

We rely heavily on our technology and intellectual property, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, thus weakening our competitive position and negatively impacting our financial results.

To protect our rights in our products, services, and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, and confidentiality agreements with employees and third parties and protective contractual provisions. We also rely on the law pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, services or technology, or obtain and use information, marks or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, we could lose our competitive position.

Effectively policing the unauthorized use of our products, services, and technology is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or other proprietary assets. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as protection is not sought or obtained in every country in which our products, services, and technology are available. Also, the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States and intellectual property developed for us by our employees or contractors in foreign jurisdictions may not be as protected as if created in the United States and it is often more difficult and costly to enforce our rights in foreign jurisdictions. If we cannot adequately protect our intellectual property, our competitive position in markets abroad may suffer.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if the transaction would be beneficial to our stockholders. Provisions of our charter documents which could have an anti-takeover effect include:

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

Intense competition in the online search markets could prevent us from increasing distribution of our services in those markets or cause us to lose market share.

Our current business model depends on distribution of our products and services into the online search markets, which are extremely competitive and rapidly changing. Many of our competitors or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Some of the companies we compete with are currently customers of ours, the loss of which could harm our business. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

Additionally, our financial results could be adversely affected as well if our distribution partners create their own products and services that compete or replace the products and services we provide or they acquire such products and services from other sources. We continue to experience increased competition from customers seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

Consolidation in the industries in which we operate could lead to increased competition and loss of customers.

The Internet industry (including search) has experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	customers could acquire or be acquired by one of our other customers and stop licensing content to us, or gain additional negotiating leverage in their relationships with us;

•	our distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our distribution partners could merge with each other, which could reduce our ability to negotiate favorable terms; and

•	competitors could improve their competitive positions through strategic acquisitions.

Security breaches may pose risks to the uninterrupted operation of our systems.

Our networks or those from third parties that we utilize may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. Subscribers to some of our services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to a risk of loss or litigation and liability.

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

In connection with the sale of our mobile services business, we disposed of most of our data center assets and a third party will be providing data center services to us through a transition period expected to end in September 2008. During this transition period, as we develop our own data centers for our on-going online search business, we will rely on a third party to provide us with the data center services we previously provided to ourselves, which includes security of our networks. Failure by the third party to prevent breaches of our network security could have a material adverse affect our operations and financial results.

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

Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on them, and the Internet’s performance or reliability may suffer as a result of this continued growth. Some of the companies that we rely upon to maintain network infrastructure may lack sufficient capital to support their long-term operations. The failure of the internet infrastructure would substantially undermine our operations and may have a material adverse effect on our financial results.

ITEM 1B.    Unresolved Staff Comments

Not applicable with respect to the current reporting period.

ITEM 2.    Properties

Our principal corporate office is located in Bellevue, Washington, and we have business operations in: Woking, United Kingdom and Bangalore, India. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near term needs.

ITEM 3.    Legal Proceedings

See Note 6—Commitments and Contingencies of the Notes to Consolidated Financial Statements (Item 8, of Part II of this Report) for information regarding legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable with respect to the current reporting period.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “INSP.” Our common stock has traded on NASDAQ since December 15, 1998, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal year ending December 31, 2007:
First Quarter	$25.98	$20.15
Second Quarter	$27.76	$18.11
Third Quarter	$23.99	$12.56
Fourth Quarter	$20.75	$16.75
Fiscal year ending December 31, 2006:
First Quarter	$28.39	$22.80
Second Quarter	$28.17	$21.26
Third Quarter	$23.13	$17.28
Fourth Quarter	$20.94	$18.37

On February 15, 2008, the last reported sale price for our common stock on the NASDAQ Global Select Market was $10.40 per share.

On May 15, 2007, we issued an aggregate of 1,150,761 shares of our common stock to two U.S. persons pursuant to an exercise of warrants to purchase shares of common stock held by such persons. Of these shares, 749,720 shares were issued for an aggregate sale price of $3.8 million in cash and 401,410 shares were issued pursuant to the exercise of 641,678 under the net exercise provision of a warrant. We issued the shares of our common stock in reliance on Section 4(2) of the Securities Act of 1933, as amended, on the basis that the offer and sale was undertaken as a private placement that did not involve a public offering.

Holders

As of February 15, 2008, there were 933 holders of record of our common stock.

Dividends

See Note 4 – Stockholders’ Equity of the Notes to Consolidated Financial Statements (Item 8, Part II of this Report) for information regarding dividends approved by our board of directors in fiscal years 2007, 2006 and 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

See Note 4 – Stockholders’ Equity of the Notes to Consolidated Financial Statements (Item 8, Part II of this Report) for information regarding stock repurchases by us in fiscal years 2007, 2006 and 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans. Such information is incorporated by reference from our Proxy Statement.

Performance Graph

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that InfoSpace specifically incorporates it by reference into such filing.

Set forth below is a line graph comparing the cumulative return of (i) the NASDAQ Index (U.S.) and (ii) the NASDAQ Computer Index for the five-year period ending on December 31, 2007.

ITEM 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements. In 2007, we sold our mobile and directory businesses to unaffiliated third parties, and our mobile and directory businesses have been presented as discontinued operations for all periods presented, and the remaining search business’s operating results are partly based on identifying and assigning costs to our search business that were initially shared by those three businesses. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our selected financial data do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business.

	Years ended December 31,
	2007 (1)(2)	2006 (1)	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$140,537	$153,800	$144,003	$120,673	$74,513
Operating expenses:
Content and distribution	61,765	62,346	59,897	47,616	17,695
Systems and network operations	9,800	11,494	7,592	6,204	5,814
Product development	9,921	6,814	6,640	5,677	4,917
Sales and marketing	29,259	15,935	15,809	12,206	7,661
General and administrative	105,083	34,507	27,344	24,839	21,869
Depreciation	5,542	5,044	3,334	3,462	6,660
Amortization of intangible assets	—	—	—	45	5,386
Restructuring (3)	9,590	62,316	—	222	11,722
Other, net	(3,248)	—	—	(3,203)	1,529

Total operating expenses	227,712	198,456	120,616	97,068	83,253

Operating income (loss)	(87,175)	(44,656)	23,387	23,605	(8,740)
Gain (loss) on investments	(2,117)	—	154	425	(11,997)
Other income, net (4)	18,226	19,581	89,418	5,374	8,299

Income (loss) from continuing operations before income taxes and discontinued operations	(71,066)	(25,075)	112,959	29,404	(12,438)
Income tax benefit (expense) (5)	(19,671)	29,060	24,154	—	4,365

Income (loss) from continuing operations before discontinued operations	(90,737)	3,985	137,113	29,404	(8,073)
Discontinued operations (6):
Income (loss) from discontinued operations, net of taxes	(25,306)	(19,073)	22,255	23,875	1,754
Gain on sale of discontinued operations, net of taxes	130,622	—	—	29,122	—

Net income (loss)	$14,579	$(15,088)	$159,368	$82,401	$(6,319)

Basic income (loss) per share:
Income (loss) from continuing operations	$(2.78)	$0.13	$4.25	$0.92	$(0.26)
Income (loss) from discontinued operations	(0.77)	(0.61)	0.69	0.74	0.06
Gain on sale of discontinued operations	4.00	—	—	0.91	—

Basic net income (loss) per share	$0.45	$(0.48)	$4.94	$2.57	$(0.20)

Shares used in computing basic income (loss) per share	32,640	31,254	32,284	32,109	31,232

Diluted income (loss) per share:
Income (loss) from continuing operations	$(2.78)	$0.12	$3.85	$0.80	$(0.26)
Income (loss) from discontinued operations	(0.77)	(0.58)	0.62	0.65	0.06
Gain on sale of discontinued operations	4.00	—	—	0.81	—

Diluted net income (loss) per share	$0.45	$(0.46)	$4.47	$2.26	$(0.20)

Shares used in computing diluted income (loss) per share	32,640	33,042	35,616	36,541	31,232

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$574,817	$400,831	$374,040	$318,508	$293,533
Working capital	163,262	536,442	550,656	438,443	356,612
Total assets	671,424	765,839	743,379	628,089	473,330
Total stockholders’ equity	265,890	678,565	664,971	562,396	446,532

Special dividend announced	Special dividend paid	Special dividend amount per share
May 2, 2007	May 28, 2007	$6.30
November 14, 2007	January 8, 2008	$9.00

(1)	Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) which requires an enterprise to expense the fair value of an award of an equity instrument. Operating expenses of continuing operations in 2007 and 2006 include $34.1 million and $11.3 million of stock-based compensation expense, allocated as follows:

	Year ended December 31,
	2007	2006
Systems and network operations	$1,091	$1,194
Product development	2,383	960
Sales and marketing	7,948	2,400
General and administrative	22,636	6,715

Total	$34,058	$11,269

(2)	In 2007, we recorded employee expenses in continuing operations related to the cash distributions to shareholders of $56.2 million. The expense was allocated as follows: $668,000 to Systems and network operations, $1.5 million to Product development, $6.8 million to Sales and marketing, and $47.3 million to General and administrative.
(3)	In 2007, we recorded restructuring charges of $9.6 million comprised of $8.0 million of employee separation costs, $831,000 of losses on contractual commitments, and $670,000 of stock-based compensation. In 2006, we recorded restructuring charges of $62.3 million comprised of $44.5 million of impairments of goodwill and other intangible assets, $8.7 million of employee separation costs, $5.7 million of losses on contractual commitments, $2.6 million in costs of abandoned facilities, and $824,000 of stock-based compensation.
(4)	In 2005, we received proceeds of $83.2 million from the settlement of several outstanding litigation matters and recognized a gain of $79.3 million comprised of the settlement proceeds and interest, less $3.9 million in legal fees.
(5)	In 2007, we recorded a full valuation allowance related to our deferred tax assets. In 2006, we recognized a portion of our deferred tax assets related to goodwill, operating loss carryforwards, and equity. In 2005, we recognized a portion of our deferred tax assets related to operating loss carryforwards.
(6)	We completed the sale of our directory business on October 31, 2007, the sale of our mobile business on December 28, 2007, and the sale of our Payment Solutions business on March 31, 2004, and the operating results and gains from the sales of these businesses have been presented as discontinued operations for all periods presented.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a developer of search tools and technologies that assist consumers with finding content and information on the Internet. We use our metasearch technology to power our own branded Web sites and provide online search services to distribution partners.

We offer search services that enable Internet users to locate information, merchants, individuals, and products online. We offer search services through our Web sites, Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have offices in Woking, United Kingdom and Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

From 2004 to 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. The mobile business was comprised of a mobile content product offering and a mobile services offering. In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we restructured our operations accordingly and substantially reduced our mobile content offerings in 2007. In 2007, we completed the sales of significant portions of our remaining mobile content assets for an aggregate $3.8 million in cash. In addition, we undertook further strategic restructuring initiatives in 2007, which resulted in the sale of our online directory business and mobile services business. On October 31, 2007, we completed the sale of our online directory business to Idearc Inc. for $225 million in cash, and on December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. for $135 million in cash.

Overview of 2007 Operating Results

The following is an overview of our operating results for the year ended December 31, 2007. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2007, 2006, and 2005, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 31, 2007, we completed the sale of our directory business to Idearc Inc. for $225 million in cash. On December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. for $135 million in cash. In 2007, we completed the sale of our mobile content assets for $3.8 million. We recorded a gain on sales of our directory and mobile businesses of $130.6 million, net of income taxes, in 2007, which was recorded as a gain on the sale of discontinued operations.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our consolidated financial statements for all periods presented. The loss from our discontinued operations, net of income taxes, was $25.3 million in 2007, as compared to a loss of $19.1 million in 2006. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results of operations that would have existed had we provided our online search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance.

Following the sale of our mobile and directory businesses, our revenues are derived exclusively from search products and services delivered to our customers and distribution partners. We generate revenues from our Web search services when an end user of our services clicks on a paid search link displayed on our Web site or displayed on a distribution partner’s Web property. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services. Revenues from continuing operations for 2007 decreased to $140.5 million from $153.8 million in 2006. This decrease was primarily due to a decrease in revenue from search results delivered through certain of our distribution partners and partially due to decreased paid click volume on our owned properties. During 2007, approximately 58% of our search revenues came from our search distribution partners, as compared to approximately 60% in 2006.

Content and distribution costs from continuing operations for 2007 decreased to $61.8 million from $62.3 million in 2006, primarily due to a decrease in revenue from search results delivered through certain of our distribution partners, partially offset by increases in our revenue sharing rates, and minimum contractual payments made to distribution partners.

Other operating expenses from continuing operations for 2007, excluding restructuring charges, were $154.1 million, an increase of $85.3 million from $68.8 million in 2006. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, and depreciation. The increase from 2006 was primarily attributable to cash payments and equity awards to employees and directors related to the cash distributions to shareholders, and stock-based compensation related to accelerating the vesting of equity awards in connection with the sale of our mobile and directory businesses.

As a result of selling our directory and mobile services businesses in 2007, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and consolidation of our facilities, and we recorded $7.4 million of restructuring charges in 2007 related to that plan. Total restructuring charges for 2007 were $9.6 million, a decrease of $52.7 million from $62.3 million in 2006.

Other, net for 2007 was $3.2 million as compared to no recorded other, net items in 2006. The increase from 2006 was primarily due to gains from selling non-core assets. Also, loss on investments, net for 2007 was $2.1 million, as compared to no investment gains or losses in 2006. The increase from 2006 was primarily due to an other-than-temporary impairment of our auction rate securities investments.

Additionally, interest income decreased in 2007 to $18.2 million compared to interest income in 2006 of $19.6 million and was primarily attributable to less available cash and marketable investments on hand to invest. We also recognized income tax expense from continuing operations in 2007 of $19.7 million primarily from the establishment of a valuation allowance against deferred tax assets, as compared to our recognition of an income tax benefit from continuing operations in 2006 of $29.1 million primarily from the realization of a deferred tax asset related to a portion of our net operating loss carryforward.

Loss from continuing operations in 2007 was $90.7 million compared to income from continuing operations of $4.0 million in 2006, and attributable to the items noted above.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Annual Report on Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingencies.

The Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill, other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, restructuring-related liabilities, accrued contingencies and valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II of this Report, “Financial Statements and Supplementary Data – Note 1: Summary of Significant Accounting Policies to our Consolidated Financial Statements.”

Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the gains on sale, results of operations and cash flows of the directory and mobile businesses presented for all periods have been reported as discontinued operations. In addition, the assets and liabilities of the directory and mobile business have been classified as assets and liabilities of discontinued operations at December 31, 2007 and 2006. The process used to separately present continuing and discontinued operations required significant judgment to implement and relied on certain estimates and assumptions. Different estimates and assumptions could materially affect the allocations of gains on sale, results of operations, cash flows, assets and liabilities to the directory and mobile businesses.

Revenue Recognition

Our revenues are derived from products and services delivered to our search customers. In general, we recognize revenues in the period in which the services are performed. Search revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We are the primary obligor in the revenue-generating relationships with our search engine customers, we separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements and assume the credit risk for amounts invoiced to such customers. We, through our meta-search technology, determine the paid click, content and information directed to our owned and operated Web sites and our distribution partners’ Web properties. We earn revenue from our search engine and directory listing customers by providing paid search clicks generated from our distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner.

We recognize amounts due to our distribution partners in the period they are earned and classify such costs as Content and distribution expense in the Consolidated Statement of Operations. See Item 8 of Part II of this Report, “Financial Statements and Supplementary Data – Note 1: Summary of Significant Accounting Policies to our Consolidated Financial Statements,” for a description of products and services and the related revenue recognition policy.

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

During the year ended December 31, 2007, based on the weight of available evidence, we determined that it was not more likely than not that we would realize our deferred tax assets. Accordingly, we recorded a valuation allowance against our net deferred tax assets at December 31, 2007. During the years ended December 31, 2006 and 2005, we recorded an income tax benefit on continuing operations primarily attributable to a reduction in the valuation allowance against deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, we may conclude that any portion of our deferred tax assets are more likely than not realizable.

Investments

We account for our marketable investments, including auction rate securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2007, we held auction rate securities that failed to settle at auction in 2007. We have classified these investments as long-term. Given the lack of quoted market prices for the auction rate securities that we hold, we determined their fair value to be $37.5 million at December 31, 2007 by using a discounted cash flow model that relied upon certain estimates, including the term to settle and the discount rates applied to future cash flows. Significant judgment is required in determining the fair value of the auction rate securities that we hold.

We periodically evaluate whether the declines in fair value of our investments are other than temporary. As of December 31, 2007 and 2006, our Short-term and Long-term marketable investments are classified as available-for-sale and are reported at their fair values, with unrealized gains and temporary impairments reported in Other comprehensive income (loss), and other-than-temporary impairments reported as Gain (loss) on investments in the Consolidated Statement of Operations. SFAS No. 115 and SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance for determining when certain investments are other-than-temporarily impaired. At December 31, 2007, we determined a portion of our auction rate securities were other-than-temporarily impaired, and we recorded a loss on investments of $2.2 million for 2007.

Restructuring

In 2007, we sold our directory and mobile services businesses and, as a result, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Charges associated with these restructuring plans are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. In determining the restructuring charges that we recorded in 2007 and 2006, we relied on certain assumptions, including planned employee separation dates and estimated income for facilities that we plan to sublease. Changing business conditions may affect the assumptions related to the timing and extent of restructuring activities. We will review the status of these activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives be tested for impairment on an annual basis and between annual tests in certain circumstances, and requires an allocation of goodwill to the portions of a reporting unit when a portion of that reporting unit is disposed. In addition, certain circumstances may require testing for impairment in conjunction with restructuring in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On a quarterly basis, we assess whether business conditions indicate that our goodwill may not be recoverable.

When a portion of a reporting unit is disposed, goodwill is allocated to the disposed and retained portions based on the relative fair values of the respective businesses. Allocating goodwill to portions of a reporting unit requires judgment, including the identification of reporting unit portions, assigning assets and liabilities to the portions, assigning goodwill to the portions, and determining the fair value of each portion. The goodwill associated with the disposed portion is included in the portion’s carrying amount in determining the gain or loss on disposal. In 2007, we sold our directory business, which was combined with our search business in our online reporting unit. Based upon our analysis, we allocated $60.5 million of goodwill to our directory business, which was used in determining the gain on its sale to Idearc Inc.

At December 31, 2007, we no longer operated separate reporting units. Significant judgments required to estimate the fair value of goodwill include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for goodwill. As of November 30, 2007 we performed our annual impairment analysis of the goodwill on our balance sheet, and we determined that there was no impairment. At December 31, 2007, we had $43.9 million of goodwill on our balance sheet.

Other intangible assets were tested for impairment by comparing their carrying amounts to their fair values. We measured the fair value of such assets by estimating the future undiscounted cash flows attributable to them, and recognized an impairment if their carrying amounts exceeded the estimated fair values. Such evaluations rely on various assumptions, including the timing of future events and market conditions. At December 31, 2007, we no longer held material other intangible assets.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Stock-Based Compensation, which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2007 and 2006, we recognized $34.1 million and $11.3 million of stock-based compensation expense, respectively.

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

Through December 31, 2005, we accounted for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, we did not record any expenses when we granted stock options because they were priced at the fair value of our stock at the date of grant.

Contingencies

We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Item 8 of Part II of this Report, “Financial Statements and Supplementary Data – Note 6: Commitments and Contingencies to our Consolidated Financial Statements,” for further information regarding contingencies.

Historical Results of Operations

For the year ended December 31, 2007, our net income totaled $14.6 million, which includes restructuring expense of $9.6 million related to our plan to make operational changes, a loss from continuing operations of $90.7 million, and a gain of $130.6 million, net of income taxes from the sale of discontinued operations. While we achieved profitability for each of the quarters from the third quarter of 2003 to the second quarter of 2006 and for the fourth quarters of 2006 and 2007, prior to that we had incurred losses since our inception, and as of December 31, 2007, we had an accumulated deficit of $1.0 billion.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our consolidated financial statements for all periods presented. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results of operations that would have existed had we provided our online search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not necessarily rely solely upon them as indications of future performance.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years ended December 31,			Years ended December 31,
	2007	2006	2005	2007	2006	2005
	(in thousands)			(as a percent of revenue)
Revenues	$140,537	$153,800	$144,003	100.0%	100.0%	100.0%
Operating expenses
Content and distribution	61,765	62,346	59,897	43.9	40.5	41.6
Systems and network operations	9,800	11,494	7,592	7.0	7.5	5.3
Product development	9,921	6,814	6,640	7.1	4.4	4.6
Sales and marketing	29,259	15,935	15,809	20.8	10.4	11.0
General and administrative	105,083	34,507	27,344	74.8	22.4	19.0
Depreciation	5,542	5,044	3,334	3.9	3.3	2.3
Restructuring	9,590	62,316	—	6.8	40.5	0.0
Other, net	(3,248)	—	—	(2.3)	0.0	0.0

Total operating expenses	227,712	198,456	120,616	162.0	129.0	83.8

Operating income (loss)	(87,175)	(44,656)	23,387	(62.0)	(29.0)	16.2
Gain (loss) on investments	(2,117)	—	154	(1.6)	0.0	0.1
Other income, net	18,226	19,581	89,418	13.0	12.7	62.1

Income (loss) from continuing operations before income taxes	(71,066)	(25,075)	112,959	(50.6)	(16.3)	78.4
Income tax benefit (expense)	(19,671)	29,060	24,154	(14.0)	18.9	16.8

Income (loss) from continuing operations	(90,737)	3,985	137,113	(64.6)	2.6	95.2
Income (loss) from discontinued operations, net of taxes	(25,306)	(19,073)	22,255	(18.0)	(12.4)	15.5
Gain on sale of discontinued operations, net of taxes	130,622	—	—	93.0	0.0	0.0

Net income (loss)	$14,579	$(15,088)	$159,368	10.4%	(9.8)%	110.7%

Results of Operations for the Years Ended December 31, 2007, 2006, and 2005

Revenues.    Revenues are derived from deploying our search services and products to customers via the Internet. Under many of our agreements, we earn revenues from a combination of our products and services delivered to customers. Revenues for the years ended December 31, 2007, 2006, and 2005 are presented below (in thousands):

	2007	Change	2006	Change	2005
Revenue	$140,537	$(13,263)	$153,800	$9,797	$144,003

The decrease in revenue for 2007 as compared to 2006 was primarily due to a decrease in revenue from search results delivered through certain of our distribution partners, and partially due to decreased paid click volume on our owned properties. In 2007, 58% of our search revenues came from searches conducted by end users on the Web properties of our search distribution partners.

The increase in revenue for our search products and services from 2005 to 2006 was primarily due to the growth in our search services, in particular, better monetization for paid searches from our own branded Web sites. In 2006, 60% of our search revenues came from searches conducted by end users on the Web properties of our search distribution partners.

We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenues.

Content and Distribution Expenses.    Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our content and distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2007, 2006, and 2005 are presented below:

	2007	Change	2006	Change	2005
Content and Distribution Expenses	$61,765	$(581)	$62,346	$2,449	$59,897
Percent of Revenue	43.9%	3.4%	40.5%	(1.1)%	41.6%

Content and distribution expenses decreased by $581,000 to $61.8 million in 2007 as compared to $62.3 million in 2006. The cost as a percent of revenues increase for content and distribution expense was primarily due to increases in our revenue sharing rates in addition to minimum contractual payments made to distribution partners. We anticipate that our content and distribution costs will increase in absolute dollars if revenues increase through growth from existing arrangements with our distribution partners or we add new distribution partners. If revenue generated from our distribution partners increases at a greater rate than revenues generated from our own branded Web sites, content and distribution costs as a percent of revenue will increase.

Content and distribution expenses increased by $2.4 million to $62.3 million in 2006 as compared to $59.9 million in 2005. The cost as a percent of revenues decrease for content and distribution expense was primarily due to better monetization of our paid searches from our own branded Web sites. The absolute dollar increase was primarily due to increases in our revenue sharing rates to distribution partners.

Systems and Network Operations Expenses.    Systems and network operations consists of expenses associated with the delivery, maintenance and support of our services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, and temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2007, 2006, and 2005 are presented below:

	2007	Change	2006	Change	2005
Systems and Network Operations Expenses	$9,800	$(1,694)	$11,494	$3,902	$7,592
Percent of Revenue	7.0%	(0.5)%	7.5%	2.2%	5.3%

Systems and network operations expenses decreased by $1.7 million to $9.8 million for the year ended December 31, 2007 as compared to $11.5 million for the year ended December 31, 2006. The absolute dollar decrease for 2007 as compared to 2006 was primarily attributable to a decrease of $1.7 million in personnel expenses, and a $705,000 decrease in professional services fees. Partially offsetting these decreases were employee expenses of $668,000 related to the cash distributions to shareholders.

Systems and network operations expenses increased by $3.9 million to $11.5 million for the year ended December 31, 2006 as compared to $7.6 million for the year ended December 31, 2005. The increase in absolute dollars was primarily attributable to an increase of $2.0 million in personnel expenses, including employee salaries and benefits and temporary help and contractors to augment our staffing, stock-based compensation expense of $1.2 million, and a $487,000 increase in professional services fees related to the growth of our business.

Product Development Expenses.    Product development expenses consist principally of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, and temporary help and contractors to augment our staffing, for research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2007, 2006, and 2005 are presented below:

	2007	Change	2006	Change	2005
Product Development Expenses	$9,921	$3,107	$6,814	$174	$6,640
Percent of Revenue	7.1%	2.7%	4.4%	(0.2)%	4.6%

Product development expenses increased by $3.1 million to $9.9 million in 2007 as compared to $6.8 million in 2006. The absolute dollar increase from the prior year was primarily attributable to employee expenses of $1.5 million related to the cash distributions to shareholders, an increase of $1.4 million in stock-based compensation expense and an increase in professional services fees of $877,000. These increases were partially offset by a decrease of $535,000 in expenses for temporary employees as a result of the restructuring of our operations that we implemented in 2006.

Product development expenses increased by $174,000 to $6.8 million in 2006 as compared to $6.6 million in 2005. The absolute dollar increase from the prior year was primarily attributable to an increase of $960,000 in stock-based compensation expense which was partially offset by a decrease of $432,000 in expenses for contractors and temporary employees.

Product development costs may not be consistent with changes in revenues as they represent key costs to develop and enhance our product and service offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that we will continue to invest in our products and services.

Sales and Marketing Expenses.    Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation expense, temporary help and contractors to augment our staffing, and advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2007, 2006, and 2005 are presented below:

	2007	Change	2006	Change	2005
Sales and Marketing Expenses	$29,259	$13,324	$15,935	$126	$15,809
Percent of Revenue	20.8%	10.4%	10.4%	(0.6)%	11.0%

Sales and marketing expenses increased by $13.3 million to $29.3 million in 2007 as compared to $15.9 million in 2006. The absolute dollar increase was primarily attributable employee expenses of $6.8 million related to the cash distributions to shareholders, an increase in stock-based compensation expense of $5.5 million, an increase in personnel expenses totaling $2.0 million, an increase in professional services fees of $596,000, and an increase in employee-related expenses of $324,000. These increases were partially offset by a decrease in marketing and promotional expense of $2.1 million.

Sales and marketing expenses increased by $126,000 to $15.9 million in 2006 as compared to $15.8 million in 2005. The increase in absolute dollars was primarily attributable to $2.4 million in stock-based compensation expense and a $1.3 million increase in communications. These increases were offset by $2.4 million of savings in personnel expenses, $662,000 decrease in marketing and promotional expense, and a $444,000 decrease in professional services fees.

We expect to continue to invest in marketing initiatives to promote search services on our branded Web sites.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, legal settlements, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2007, 2006, and 2005 are presented below:

	2007	Change	2006	Change	2005
General and Administrative Expenses	$105,083	$70,576	$34,507	$7,163	$27,344
Percent of Revenue	74.8%	52.4%	22.4%	3.4%	19.0%

General and administrative expenses increased by $70.6 million to $105.1 million in 2007 as compared to $34.5 million in 2006. The absolute dollar increase was primarily attributable to employee expenses of $47.3 million related to the cash distributions to shareholders, an increase in stock-based compensation expense of $15.9 million, increases in personnel expenses totaling $3.2 million, a contract termination charge of $2.3 million, an increase in software licensing fees of $2.0 million, and an increase in professional services fees of $1.0 million. These increases were partially offset by decreases in facilities costs of $1.5 million.

General and administrative expenses increased $7.2 million to $34.5 million in 2006 as compared to $27.3 million in 2005. The increase in absolute dollars was primarily attributable to $6.7 million of stock-based compensation expense, $2.2 million related to certain arbitration and litigation settlement charges, an increase of $1.2 million in professional services fees, and an increase in facilities costs of $699,000 to expand facilities. Partially offsetting these increases were reductions in business taxes of $2.5 million, legal fees of $668,000, insurance of $378,000, and decreases in advertising and marketing expenses of $378,000.

Restructuring.    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the consolidation and closures of certain of our facilities. Restructuring charges for the years ended December 31, 2007, 2006, and 2005 are presented below (in thousands):

	2007	2006	2005
Restructuring charges:
Impairment of goodwill and intangible assets	$—	$44,526	$—
Employee separation costs	7,963	8,687	—
Stock-based compensation expense	670	824	—
Losses on contractual commitments	831	5,671	—
Estimated future lease losses	—	1,667	—
Impairment of leasehold improvements and fixed assets	126	941	—

	$9,590	$62,316	$—

In 2007, we sold our directory and mobile services businesses and, as a result, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. We recorded $7.4 million of expense related to that plan in 2007, and $2.2 million of adjustments and additions in 2007 relating to our restructuring plan committed to in 2006, as described below.

In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we committed to a plan to substantially reduce our mobile content offerings and make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities.

We recorded no restructuring charges in 2005.

We expect to incur additional restructuring charges in 2008 of less than $1 million related to initiatives identified to date.

Depreciation.    Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation expenses for the years ended December 31, 2007, 2006, and 2005 are presented below (in thousands):

	2007	Change	2006	Change	2005
Depreciation Expenses	$5,542	$498	$5,044	$1,710	$3,334

The $498,000 increase from 2006 to 2007 was primarily a result of depreciation of $1.1 million for property and equipment recently placed in service related to our data centers and increases in depreciation of $349,000 for our internally developed software. These increases were partially offset by reductions in depreciation of $876,000 related to leasehold improvements.

The $1.7 million increase from 2005 to 2006 was primarily a result of increased depreciation of $1.1 million for property and equipment recently placed in service related to our data centers and increases in depreciation related to leasehold improvements of $374,000.

Other, Net.    Other, net consists of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net of $3.2 million in 2007 consisted of gains on the sale of non-core assets.

Gain (Loss) on Investments.    Gain (loss) on investments, net is comprised of the following for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Other-than-temporary available-for-sale investment impairments	$(2,182)	$—	$—
Increase in fair value of warrants	65	—	154

	$(2,117)	$—	$154

Gain (loss) on investments consists of the other-than-temporary impairment of available-for-sale investments and gains from changes in the fair value of derivative instruments held by us. At December 31, 2007, we determined a portion of our auction rate securities, which we classify as long-term available-for-sale securities, were other-than-temporarily impaired, and we recorded a loss on investments of $2.2 million for 2007. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we adjust our derivative instruments to fair value and recognize the change in the recorded fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives, and therefore gains or losses are based on the fair value.

Other Income, Net.    Other income, net, primarily consists of interest income, litigation settlements and foreign currency gain (loss).

	2007	2006	2005
Interest income	$18,194	$19,681	$11,177
Gain on certain litigation settlements	—	—	79,297
Foreign currency exchange loss	(131)	(42)	(1,131)
Other items, net	163	(58)	75

	$18,226	$19,581	$89,418

Interest income decreased primarily due to less available cash and marketable investments on hand to invest in 2007 as compared to 2006. Interest income nearly doubled primarily due to increased interest rates in 2006 compared to 2005. In 2005, we received proceeds of $83.2 million from the settlement of several outstanding litigation matters. We recognized a gain of $79.3 million comprised of the settlement proceeds and interest, less

$3.9 million in legal fees. In 2005, we settled a forward exchange contract that we entered into to mitigate our foreign currency exposure relating to our purchase of a German mobile games company, and recorded a loss of $934,000.

Income Tax Expense (Benefit). During the year ended December 31, 2007, we recorded an income tax expense on continuing operations of $19.7 million. During the years ended December 31, 2006 and 2005, we recorded an income tax benefit on continuing operations of $29.1 million and $24.2 million, respectively. The 2007 income tax expense of $19.7 million is primarily attributable to a $22.3 million tax expense for increasing the valuation allowance against the deferred tax assets, a $22.3 million tax expense for non-deductible compensation paid to certain executives, and a $24.9 million tax benefit from current year operations, partially offset by tax expense for federal alternative minimum and foreign taxes. The 2006 income tax benefit of $29.1 million is primarily attributable to a reduction in the valuation allowance against deferred tax assets of $28.6 million related to net operating losses, an $8.2 million tax expense from the non-deductible impairment of certain intangible assets, and a net tax benefit of $8.8 million from current year operations, partially offset by tax expense for federal alternative minimum taxes. The 2005 income tax benefit of $24.2 million is primarily attributable to a reduction in the valuation allowance against deferred tax assets of $25.0 million, partially offset by tax expense for federal alternative minimum.

At December 31, 2007, we have gross deferred tax assets of $327.1 million, primarily comprised of $290.2 million of accumulated net operating loss carryforwards. During 2007, we determined that it was not more likely than not that we would realize our deferred tax assets in the foreseeable future. Accordingly, we recorded a valuation allowance against our deferred tax assets which previously did not have a valuation allowance and recognized a $22.3 million deferred tax expense. If in the future, we determine that the realization of any portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or to additional paid-in-capital, as appropriate.

Income from Discontinued Operations and Gain on Sale of Discontinued Operations.    In 2007, we completed the sale of our directory and mobile businesses and have reflected income (loss) from those businesses as income (loss) from discontinued operations. For 2007, we recorded a gain on the sale of the directory business of $57.3 million and a gain on the sale of the mobile services business of $73.4 million. Revenue, income before taxes, income tax expense, and income (loss) from discontinued operations for the years ended December 31, 2007, 2006 and 2005 are presented below (in thousands):

Directory	2007	2006	2005
Revenue from discontinued operations	$28,882	$33,103	$38,553

Income from discontinued operations before taxes	11,349	14,748	17,730
Income tax expense	(4,213)	(5,191)	—

Income from discontinued operations, net of taxes	$7,136	$9,557	$17,730

Mobile	2007	2006	2005
Revenue from discontinued operations	$103,488	$184,834	$157,412

Income (loss) from discontinued operations before taxes	(50,100)	(43,299)	5,204
Income tax benefit (expense)	17,658	14,669	(679)

Income (loss) from discontinued operations, net of taxes	$(32,442)	$(28,630)	$4,525

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, short-term investments and long-term investments, initially generated from proceeds from private placements and our initial and follow-on public offerings. In addition, more recently we have generated cash from operations in certain periods. In 2007, we received proceeds of $225.0 million from the sale of our directory business, $135.0 million from the sale of our mobile business, and in 2005, we received proceeds of $83.2 million from the settlement of certain litigation matters. In 2007, we paid a special dividend to our shareholders of $208.2 million.

As of December 31, 2007, we had cash and marketable investments of $574.8 million, consisting of cash and cash equivalents of $498.3 million, short-term investments available-for-sale of $39.0 million, and long-term investments available-for-sale of $37.5 million. In November 2007, our board of directors also declared a $299.3 million special dividend that we paid in January 2008, which further reduced our cash and cash equivalents balance. In addition, in the first quarter of 2008, we expect to pay approximately $60 million in employee expenses related to the $299.3 million special dividend paid in January 2008, employee separation payments and fees related to completing the sales of the mobile and directory businesses.

We invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, corporate bonds, auction rate securities and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Minimum lease payments required	$1,611	$1,917	$1,996	$2,079	$2,158	$367	$10,128
Less sublease income	(242)	—	—	—	—	—	(242)

Net lease payments required	$1,369	$1,917	$1,996	$2,079	$2,158	$367	$9,886

We have no significant purchase commitments at December 31, 2007. We have pledged a portion of our cash as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2007, the total amount of collateral pledged under these agreements was $5.9 million.

During 2007, for certain revenue share agreements with our search distribution partners we were required to make guaranteed minimum revenues share payments to those partners over the term of the respective agreements. As of December 31, 2007 we have no material commitments because they have expired or were terminated. As a result of a contract termination, we have recorded a $2.3 million charge in the year ended December 31, 2007.

The above table does not reflect unrecognized tax benefits of $718,000, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see Item 8 of Part II of this Report, “Financial Statements and Supplementary Data – Note 7: Income Taxes to our Consolidated Financial Statements.”

Cash Flows

Net cash provided (used) by operating activities consists of net income (loss) offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities. Adjustments to net income (loss) to determine cash flow from operations include the income (loss) from discontinued operations, the gain on sale of discontinued operations, restructuring charges, depreciation, stock-based compensation expense, realized loss on long-term investments, net gain on sale of certain assets, deferred taxes and excess tax benefits from stock-based award activity. Net cash used by investing activities consists of transactions related to our investments, purchases of property and equipment, loan to equity investee, reclassification of certain other long-term assets and proceeds from the sale of certain assets. Net cash provided (used) by financing activities consists of a special dividend paid to our shareholders, proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan, cash used to repurchase outstanding stock, and excess tax benefits from stock-based award activity. Net cash provided (used) by operating activities for each of 2007, 2006 and 2005 reflects cash flows from continuing operations only, and does not reflect net cash provided (used) by discontinued operations. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results of operations that would have existed had we provided our online search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our cash flows are not necessarily meaningful, and you should not rely upon them as indications of future performance.

Net cash provided (used) by discontinued operations consists of proceeds from the sale of discontinued operations, net cash used to acquire businesses now classified as discontinued operations, income (loss) from discontinued operations, net changes in assets and liabilities of discontinued operations, and purchases of property and equipment classified as discontinued operations.

Our net cash flows are comprised of the following for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Net cash provided (used) by operating activities	$(33,378)	$60,797	$131,188
Net cash provided (used) by investing activities	156,181	(22,950)	4,089
Net cash provided (used) by financing activities	(162,391)	5,432	(56,267)
Net cash provided (used) by discontinued operations	375,527	(32,572)	(9,269)

Net increase in cash and cash equivalents	$335,939	$10,707	$69,741

Net cash used by operating activities was $33.4 million in 2007, consisting of our net income of $14.6 million, cash provided by changes in our operating assets and liabilities of $35.4 million, consisting of decreases in prepaid expenses and other current assets and increases in accrued expenses and other liabilities, and adjustments not affecting cash flows provided by operating activities of $96.5 million, primarily consisting of stock-based compensation, the loss from discontinued operations, decreases in deferred taxes, restructuring, depreciation, and the loss on long-term investments. Offsetting the increase are changes in our operating assets and liabilities of $14.9 million, primarily consisting of increases in notes and other receivables, accounts receivable, and other long-term assets and a decrease in accounts payable, and adjustments not affecting cash flows provided by operating activities of $164.9 million, primarily consisting of the gain on the sale of discontinued operations, reclassification of the tax benefit from stock-based award activity to financing activities, and the gain on sale of assets.

Net cash provided by operating activities was $60.8 million in 2006, consisting of our net loss of $15.1 million, cash provided by changes in our operating assets and liabilities of $10.5 million, consisting of decreases in accounts receivable and prepaid expenses and other current assets and increases in accounts payable, and adjustments not affecting cash flows provided by operating activities of $97.7 million, primarily consisting of restructuring, the loss from discontinued operations, stock-based compensation, and depreciation. Partially offsetting the increase are changes in our operating assets and liabilities of $7.3 million, primarily consisting of decreases in our accrued expenses and other liabilities and increases in our notes and other receivables and other long-term assets, and adjustments not affecting cash flows provided by operating activities of $25.0 million, primarily consisting of increases in our deferred tax assets.

Net cash provided by operating activities was $131.2 million in 2005, consisting of our net income from of $159.4 million, cash provided by changes in our operating assets and liabilities of $24.2 million, consisting of decreases in accounts receivable and notes and other receivables and increases in accounts payable, and adjustments not affecting cash flows provided by operating activities of $3.3 million, consisting of depreciation. Partially offsetting the increase are changes in our operating assets and liabilities of $8.2 million, primarily consisting of increases in our prepaid expenses and other current assets and other long-term assets and decreases in accrued expenses and other liabilities, and adjustments not affecting cash flows provided by operating activities of $47.5 million, primarily consisting of the benefit from the reversal of the deferred tax asset valuation allowance and income from discontinued operations.

Net cash provided by investing activities was $156.2 million in 2007, consisting of proceeds from the sale or maturity of our marketable investments of $294.4 million and proceeds from the sale of assets of $2.8 million. Partially offsetting cash provided by investing activities was the purchase of $135.4 million of marketable investments, the purchase of $3.7 million in property and equipment, and a $2.0 million loan to an equity investee.

Net cash used by investing activities was $23.0 million in 2006, primarily from the purchase of $313.9 million of marketable investments and $7.4 million of property and equipment purchases. Partially offsetting cash used in investing activities were proceeds from the sale or maturity of our marketable investments of $298.3 million.

Net cash provided by investing activities was $4.1 million in 2005, primarily from proceeds from the sale or maturity of our marketable investments of $202.9 million. Partially offsetting cash provided by investing activities was the purchase of $189.0 million of marketable investments, the increase of long-term assets of $4.5 million, and $5.7 million of property and equipment purchases.

Net cash used by financing activities in 2007 was $162.4 million, primarily from the special dividend of $208.2 million paid in May 2007. Partially offsetting cash used in financing activities were tax benefits generated by stock-based award activity of $30.7 million, $15.1 million from the exercise of stock options and warrants and from the sale of shares through our employee stock purchase plan.

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

Net cash provided by discontinued operations activities in 2007 was $375.5 million primarily consisting of proceeds from the sale of discontinued operations of $359.1 million. Net cash used by discontinued operations activities in 2006 and 2005 was $32.6 million and $9.3 million, respectively.

We plan to use a portion of our cash to pay a $299.3 million special dividend announced in November 2007 and approximately $60 million to employees related to that special dividend, employee separation payments and fees related to completing the sales of the mobile and directory businesses. Additionally, we plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions, to pay special dividends, or for common stock repurchases.

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If we are unable to liquidate our auction rate securities when we need such liquidity for business purposes, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Dispositions

On October 31, 2007, we completed the sale of our directory business to Idearc Inc. for $225 million in cash.

On December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. for $135 million in cash.

Stock Repurchase Program

On June 8, 2007, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. On May 30, 2006, our board of directors authorized a stock repurchase plan whereby we were authorized to purchase up to $100 million of our common stock which expired on May 29, 2007. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. We did not purchase any shares during the years ended December 31, 2007 or 2006. Under a previous repurchase plan authorized on May 13, 2005, which expired May 12, 2006, we purchased 2,633,002 shares in open-market transactions during 2005 at a total cost, exclusive of purchase and administrative costs, of $70.2 million, at an average price of $26.66 per share.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2007. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. In 2007, we sold our mobile and directory businesses to unaffiliated third parties, and our mobile and directory businesses have been presented as discontinued operations for all periods presented, and the remaining search business’s operating results are partly based on identifying and assigning costs to our search business that were initially shared by those three businesses. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our selected financial data do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands except per share data)
Revenues	$37,407	$41,726	$40,614	$34,053	$35,864	$31,763	$33,852	$39,058
Operating expenses:
Content and distribution	15,380	16,887	17,155	12,924	14,948	12,597	15,274	18,946
Systems and network operations	2,086	3,012	3,463	2,933	2,279	2,406	2,295	2,820
Product development	2,030	1,493	1,593	1,698	2,279	2,484	2,086	3,072
Sales and marketing	3,869	3,515	3,901	4,650	4,825	6,665	5,518	12,251
General and administrative	9,440	7,871	9,364	7,832	9,642	29,557	12,694	53,190
Depreciation	1,164	1,239	1,151	1,490	1,383	1,273	1,443	1,443
Restructuring	—	—	57,789	4,527	433	378	558	8,221
Other, net	—	—	—	—	(1,266)	(2,047)	65	—

Total operating expenses	33,969	34,017	94,416	36,054	34,523	53,313	39,933	99,943

Operating income (loss)	3,438	7,709	(53,802)	(2,001)	1,341	(21,550)	(6,081)	(60,885)
Gain (loss) on investments	—	—	—	—	—	65	—	(2,182)
Other income, net	3,877	4,729	5,453	5,522	5,325	4,360	2,804	5,737

Income (loss) from continuing operations before income taxes	7,315	12,438	(48,349)	3,521	6,666	(17,125)	(3,277)	(57,330)
Income tax benefit (expense)	(2,701)	(4,138)	8,651	27,248	(3,075)	(3,894)	(3,355)	(9,347)

Income (loss) from continuing operations	4,614	8,300	(39,698)	30,769	3,591	(21,019)	(6,632)	(66,677)
Income (loss) from discontinued operations, net of taxes	(1,609)	(7,281)	(7,031)	(3,152)	(4,131)	(7,111)	(5,625)	(8,439)
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—	—	—	130,622

Net income (loss)	$3,005	$1,019	$(46,729)	$27,617	$(540)	$(28,130)	$(12,257)	$55,506

Net income (loss) per share—Basic
Income (loss) from continuing operations	$0.15	$0.27	$(1.27)	$0.98	$0.11	$(0.64)	$(0.20)	$(2.00)
Loss from discontinued operations	(0.05)	(0.24)	(0.22)	(0.10)	(0.13)	(0.22)	(0.17)	(0.25)
Gain on sale of discontinued operations	—	—	—	—	—	—	—	3.92

Net income (loss) per share—Basic	$0.10	$0.03	$(1.49)	$0.88	$(0.02)	$(0.86)	$(0.37)	$1.67

Weighted average shares outstanding used in computing basic income (loss) per share	31,083	31,239	31,316	31,376	31,461	32,626	33,158	33,291

Net income (loss) per share—Diluted
Income (loss) from continuing operations	$0.14	$0.25	$(1.27)	$0.93	$0.11	$(0.64)	$(0.20)	$(2.00)
Loss from discontinued operations	(0.05)	(0.22)	(0.22)	(0.10)	(0.13)	(0.22)	(0.17)	(0.25)
Gain on sale of discontinued operations	—	—	—	—	—	—	—	3.92

Net income (loss) per share—Diluted	$0.09	$0.03	$(1.49)	$0.83	$(0.02)	$(0.86)	$(0.37)	$1.67

Weighted average shares outstanding used in computing diluted income (loss) per share	32,917	32,931	31,316	33,097	33,644	32,626	33,158	33,291

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(as a percent of revenue)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Content and distribution	41.1	40.5	42.2	37.9	41.7	39.6	45.1	48.5
Systems and network operations	5.6	7.2	8.5	8.6	6.3	7.6	6.8	7.2
Product development	5.4	3.6	3.9	5.0	6.3	7.8	6.2	7.9
Sales and marketing	10.3	8.4	9.6	13.7	13.5	21.0	16.3	31.4
General and administrative	25.2	18.9	23.2	23.0	26.9	93.0	37.5	136.2
Depreciation	3.1	2.9	2.8	4.4	3.9	4.0	4.3	3.7
Restructuring	0.0	0.0	142.3	13.3	1.2	1.2	1.6	21.0
Other, net	0.0	0.0	0.0	0.0	(3.5)	(6.4)	0.2	0.0

Total operating expenses	90.8	81.5	232.5	105.9	96.3	167.8	118.0	255.9

Operating income (loss)	9.2	18.5	(132.5)	(5.9)	3.7	(67.8)	(18.0)	(155.9)
Gain (loss) on investments	0.0	0.0	0.0	0.0	0.0	0.2	0.0	(5.6)
Other income, net	10.4	11.3	13.5	16.2	14.9	13.7	8.3	14.7

Income (loss) before income taxes	19.6	29.8	(119.0)	10.3	18.6	(53.9)	(9.7)	(146.8)
Income tax benefit (expense)	(7.3)	(9.9)	21.3	80.1	(8.6)	(12.3)	(9.9)	(23.9)

Income (loss) from continuing operations	12.3	19.9	(97.7)	90.4	10.0	(66.2)	(19.6)	(170.7)
Income (loss) from discontinued operations, net of taxes	(4.3)	(17.5)	(17.4)	(9.3)	(11.5)	(22.4)	(16.6)	(21.6)
Gain on sale of discontinued operations, net of taxes	0.0	0.0	0.0	0.0	0.0	0.0	0.0	334.4

Net income (loss)	8.0%	2.4%	(115.1)%	81.1%	(1.5)%	(88.6)%	(36.2)%	142.1%

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed according to the provisions of SFAS No. 141 until January 1, 2009. The impact that SFAS No. 141(R) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions we complete after the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 to determine what effect its adoption on January 1, 2008 will have on our financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 for financial assets and financial liabilities, and January 1, 2009 for nonfinancial assets and nonfinancial liabilities, will have on our financial position, cash flows, and results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk.    We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2007, our short-term investment balances were $39.0 million and our long-term investment balances were $37.5 million.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2007 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts by expected year of maturity in U.S. dollars as of December 31, 2007 are as follows (in thousands, except percentages):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Corporate bonds	$18,091	$—	$—	$—	$—	$—	$18,091	$18,109
Weighted average interest rate	5.2%	0.0%	0.0%	0.0%	0.0%	0.0%	5.2%
U.S. government securities	251,173	—	—	—	—	—	251,173	251,225
Weighted average interest rate	3.6%	0.0%	0.0%	0.0%	0.0%	0.0%	3.6%
Auction Rate securities	—	—	—	—	—	40,430	40,430	37,472

Weighted average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	7.0%	7.0%
Cash equivalents and marketable fixed-income securities	$269,264	$—	$—	$—	$—	$40,430	$309,694	$306,806

Foreign Currency Risk:    Our earnings and cash flows are subject to fluctuations due to changes in the exchange rates of the principal currency of countries that we operate in (countries in Europe, and India) versus the U.S. dollar. We are exposed to these exchange rate fluctuations as the financial results of our non-U.S. based subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact our results. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in stockholders’ equity. We do not currently use derivative instruments to manage our exposure to changes in foreign currency exchange rates as this exposure has had an immaterial impact on our past financial results.

Financial Market Risk:    We do not invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio at December 31, 2007 were auction rate securities that we purchased for $40.4 million. These investments failed to trade at recent auctions due to insufficient bids from buyers. While we now earn a premium interest rate on the auction rate securities that failed to settle in the auction process, the investments cannot be quickly converted into cash and were considered illiquid as of December 31, 2007. We determined that the fair value of those auction rate securities was $37.5 million at

December 31, 2007, and we recorded an other-than- temporary impairment of $2.2 million related to a portion of the auction rate securities, recorded as Gain (loss) on investments in the Consolidated Statement of Operation. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may continue to decline and we may record further other-than-temporary impairment charges.

Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the lack of liquidity of these investments will affect our ability to operate our businesses in the ordinary course.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 21, 2008

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$498,326	$162,387
Short-term investments, available-for-sale	39,019	238,444
Accounts receivable, net of allowance of $202 and $186	17,081	13,342
Notes and other receivables	7,104	2,290
Prepaid expenses and other current assets	1,902	5,621
Assets of discontinued operations	4,730	200,998

Total current assets	568,162	623,082
Property and equipment, net	10,945	10,187
Long-term investments, available-for-sale	37,472	—
Goodwill and other intangible assets, net	44,123	44,123
Deferred tax assets, net	—	81,587
Other long-term assets	10,722	6,860

Total assets	$671,424	$765,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,148	$8,388
Accrued expenses and other current liabilities	78,703	29,235
Special dividend payable	299,296	—
Liabilities of discontinued operations	21,753	49,017

Total current liabilities	404,900	86,640
Long-term liabilities	634	634

Total liabilities	405,534	87,274
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 34,321,954 and 31,392,862 shares	3	3
Additional paid-in capital	1,286,219	1,712,897
Accumulated deficit	(1,021,034)	(1,035,613)
Accumulated other comprehensive income	702	1,278

Total stockholders’ equity	265,890	678,565

Total liabilities and stockholders’ equity	$671,424	$765,839

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Revenues	$140,537	$153,800	$144,003

Operating expenses:
Content and distribution	61,765	62,346	59,897
Systems and network operations	9,800	11,494	7,592
Product development	9,921	6,814	6,640
Sales and marketing	29,259	15,935	15,809
General and administrative	105,083	34,507	27,344
Depreciation	5,542	5,044	3,334
Restructuring	9,590	62,316	—
Other, net	(3,248)	—	—

Total operating expenses	227,712	198,456	120,616

Operating income (loss)	(87,175)	(44,656)	23,387
Gain (loss) on investments, net	(2,117)	—	154
Other income, net	18,226	19,581	89,418

Income (loss) from continuing operations before income tax benefit (expense)	(71,066)	(25,075)	112,959
Income tax benefit (expense)	(19,671)	29,060	24,154

Income (loss) from continuing operations	(90,737)	3,985	137,113
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(25,306)	(19,073)	22,255
Gain on sale of discontinued operations, net of taxes	130,622	—	—

Net income (loss)	$14,579	$(15,088)	$159,368

Earnings (loss) per share—Basic:
Income (loss) from continuing operations	$(2.78)	$0.13	$4.25
Income (loss) from discontinued operations	(0.77)	(0.61)	0.69
Gain on sale of discontinued operations	4.00	—	—

Basic net income (loss) per share	$0.45	$(0.48)	$4.94

Weighted average shares outstanding used in computing basic income (loss) per share	32,640	31,254	32,284
Earnings (loss) per share—Diluted:
Income (loss) from continuing operations	$(2.78)	$0.12	$3.85
Income (loss) from discontinued operations	(0.77)	(0.58)	0.62
Gain on sale of discontinued operations	4.00	—	—

Diluted net income (loss) per share	$0.45	$(0.46)	$4.47

Weighted average shares outstanding used in computing diluted income (loss) per share	32,640	33,042	35,616
Other comprehensive income (loss):
Net income (loss)	$14,579	$(15,088)	$159,368
Foreign currency translation adjustment	297	456	(745)
Unrealized gain on investments, available-for-sale	1,438	489	219
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	(186)	—

Comprehensive income (loss)	$16,314	$(14,329)	$158,842

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006, and 2005

(in thousands)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2004	32,894	$3	$1,741,241	$(1,179,893)	$1,045	$562,396
Common stock issued for stock options	703	—	12,614	—	—	12,614
Common stock issued for employee stock purchase plan	60	—	1,512	—	—	1,512
Common stock repurchased and/or retired	(2,638)	—	(70,393)	—	—	(70,393)
Unrealized gain on available-for-sale investments	—	—	—	—	219	219
Foreign currency translation adjustment	—	—	—	—	(745)	(745)
Net income	—	—	—	159,368	—	159,368

Balance, December 31, 2005	31,019	3	1,684,974	(1,020,525)	519	664,971
Common stock issued for stock options	280	—	3,599	—	—	3,599
Common stock issued for employee stock purchase plan	94	—	1,833	—	—	1,833
Unrealized gain on available-for-sale investments	—	—	—	—	489	489
Excess tax benefits	—	—	4,563	—	(186)	4,377
Foreign currency translation adjustment	—	—	—	—	456	456
Stock-based compensation	—	—	17,928	—	—	17,928
Net loss	—	—	—	(15,088)	—	(15,088)

Balance, December 31, 2006	31,393	3	1,712,897	(1,035,613)	1,278	678,565
Common stock issued for stock options and restricted stock units	1,701	—	9,949	—	—	9,949
Common stock issued for employee stock purchase plan	77	—	1,382	—	—	1,382
Common stock issued for warrants	1,151	—	3,787	—	—	3,787
Unrealized loss on available-for-sale investments	—	—	—	—	(744)	(744)
Foreign currency translation adjustment	—	—	—	—	168	168
Excess tax benefits	—	—	21,772	—	—	21,772
Stock-based compensation	—	—	50,283	—	—	50,283
Taxes paid on stock issued for equity awards	—	—	(6,238)	—	—	(6,238)
Common stock repurchased	—	—	(114)	—	—	(114)
Special dividends	—	—	(507,499)	—	—	(507,499)
Net income	—	—	—	14,579	—	14,579

Balance, December 31, 2007	34,322	$3	$1,286,219	$(1,021,034)	$702	$265,890

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Operating Activities:
Net income (loss)	$14,579	$(15,088)	$159,368
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss (income) from discontinued operations	25,306	19,073	(22,255)
Gain on sale of discontinued operations	(130,622)	—	—
Stock-based compensation	34,058	11,269	—
Deferred income taxes	19,810	(24,870)	(25,000)
Restructuring	9,590	62,316	—
Depreciation	5,542	5,044	3,334
Loss (gain) on investments	2,182	—	(154)
Excess tax benefits from stock-based award activity	(30,694)	—	—
Net gain on sale of assets	(3,409)	(150)	—
Other	(196)	(28)	(126)
Cash provided (used) by changes in operating assets and liabilities, net of assets acquired in business combinations:
Accounts receivable	(3,657)	4,598	3,388
Notes and other receivables	(3,941)	(517)	18,258
Prepaid expenses and other current assets	1,499	2,704	(4,073)
Other long-term assets	(1,862)	(402)	(1,038)
Accounts payable	(5,445)	3,184	2,598
Accrued expenses and other current and long-term liabilities	33,882	(6,336)	(3,112)

Net cash provided (used) by operating activities	(33,378)	60,797	131,188
Investing Activities:
Other long-term assets	—	—	(4,495)
Purchases of property and equipment	(3,684)	(7,355)	(5,692)
Proceeds from sale of assets	2,838	—	293
Loan to equity investee	(2,000)	—	—
Proceeds from sales and maturities of investments	294,381	298,288	202,947
Purchases of investments	(135,354)	(313,883)	(188,964)

Net cash provided (used) by investing activities	156,181	(22,950)	4,089
Financing Activities:
Special dividend paid	(208,203)	—	—
Common stock repurchases	—	—	(70,393)
Proceeds from stock option and warrant exercises	13,736	3,599	12,614
Proceeds from issuance of stock through employee stock purchase plan	1,382	1,833	1,512
Excess tax benefits from stock-based award activity	30,694	—	—

Net cash provided (used) by financing activities	(162,391)	5,432	(56,267)
Discontinued operations:
Operating activities	33,760	(17,569)	28,421
Investing activities	341,767	(15,003)	(37,690)

Net cash provided (used) by discontinued operations	375,527	(32,572)	(9,269)

Net increase in cash and cash equivalents	335,939	10,707	69,741
Cash and cash equivalents, beginning of period	162,387	151,680	81,939

Cash and cash equivalents, end of period	$498,326	$162,387	$151,680

Supplemental disclosure of non-cash financing activities:
Special dividend payable at year end	$299,296	—	—
Cash paid for:
Income taxes for continuing operations	$—	$185	$2,674

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006, and 2005

Note 1:    Summary of Significant Accounting Policies

Description of the business:    InfoSpace, Inc. (the “Company” or “InfoSpace”) uses its technology, including metasearch, to power its branded Web sites and provide private-label online search services to its distribution partners.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of presentation:    On October 31, 2007, the Company completed the sale of its directory business to Idearc Inc., for $225.0 million in cash. On December 28, 2007, the Company completed the sale of its mobile business to Motricity, Inc., for $135.0 million in cash. The operating results of the directory and mobile businesses have been presented as discontinued operations in the Consolidated Statements of Operations for all years presented.

Business combinations:    Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the business acquired are recorded at their fair value at the date of acquisition.

Cash and cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of ninety days or less to be Cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value.

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. All debt instruments with original maturities greater than ninety days up to one year from the balance sheet date are considered Short-term investments. Other investments maturing after one year from the balance sheet date are generally considered Long-term investments. The Company accounts for investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 and Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance for determining when certain investments are other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its available-for-sale investments are other than temporary. As of December 31, 2007 and 2006, the Company’s Short-term and Long-term investments are classified as available-for-sale and are reported at their fair value, with unrealized gains and temporary impairments reported in Other comprehensive income (loss), and other-than-temporary impairments reported as Gains (losses) on investments in the Consolidated Statement of Operations.

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	15 – 36 months
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Company has capitalized certain internal use software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs capitalized primarily consist of employee salaries and benefits allocated on a project or product basis. The Company capitalized $1.5 million, $1.1 million, and $15,000 of internal-use software costs in the years ended December 31, 2007, 2006, and 2005, respectively.

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

The following table provides information about activity in Goodwill for the period from January 1, 2006 to December 31, 2007 (in thousands):

Goodwill
Balance as of January 1, 2006	$176,979
Adjustments for deferred taxes associated with reduction of valuation allowance	(35,622)
Adjustments for deferred taxes associated with acquisitions	(5,030)
Reclassification to discontinued operations	(60,484)
Restructuring impairment	(31,903)

Balance as of December 31, 2007 and 2006	$43,940

Other intangible assets consisted of the following (in thousands):

	December 31, 2007 and 2006
	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Core technology	$800	$(800)	$—
Other	6,667	(6,667)	—

Total definite-lived intangible assets	7,467	(7,467)	—
Indefinite-lived intangible assets	183	—	183

Total	$7,650	$(7,467)	$183

Assuming the Company does not acquire businesses or intangible assets in the future, no amortization of definite-lived intangible assets is expected in 2008.

Impairment and Allocation Analyses:    In the years ended December 31, 2007, 2006, and 2005, the Company conducted its annual impairment analysis for goodwill and indefinite-lived intangible assets as of November 30, 2007, 2006, and 2005 and determined that the carrying value of its goodwill and indefinite-lived intangible assets, other than in connection with its 2006 restructuring, was not impaired. The annual impairment analysis is based on a valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

In the year ended December 31, 2007, related to the sale of its directory business, the Company allocated $60.5 million of goodwill to discontinued operations from its former Online segment based on an analysis using a combination of the revenues, direct contribution to profit and cash flows of the directory and search businesses, and the Company’s quoted stock price.

In the year ended December 31, 2006, as part of its restructuring, the Company evaluated its intangible assets and recorded an impairment charge of $12.6 million related to certain definite-lived intangible assets acquired in acquisitions and, accordingly, the Company determined that an impairment occurred and, in addition, as part of the restructuring, Goodwill was evaluated and an impairment charge of $31.9 million was recorded. These impairments are recorded in Restructuring.

Other investments:    The Company has invested in equity investments of privately-held companies for business and strategic purposes. Investments in companies whose securities are not publicly traded are recorded at cost. Realized gains are recorded based on the identified specific cost of the investment sold. Warrants held by the Company to purchase equity securities are included in the Consolidated Balance Sheets at their fair value with changes in fair value recorded as Gains or losses on investments in the Consolidated Statements of Operations. The Company does not exercise significant influence over the operating or financial policies of any of the non-public companies in which it has invested and therefore accounts for such investments under the cost method and records the investment in Other long-term assets. The Company accounts for these investments in equity instruments in accordance with SFAS No. 115 and SAB No. 59, which provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its equity investments are other-than-temporary, and reports other-than-temporary impairments as Gains (losses) on investments in the Consolidated Statements of Operations.

Revenues:    The Company generates revenues from its search services. Revenues are generated when an end user of its services clicks on a paid search link displayed on one of the Company’s owned and operated Web sites or through a distribution partner’s Web property, in which the Company offers its private-label online search products and services for distribution partners to offer on its Web properties.

Search revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is the primary obligor in the revenue-generating relationships with its search engine customers; it separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements and assumes the credit risk for amounts invoiced to such customers. Revenues are recognized in the period in which a paid search occurs and are based on the amounts earned and remitted to the Company. The Company, through its meta-search technology, determines the paid search results, content and information directed to its owned and operated Web sites and its distribution partners’ Web properties. The Company earns revenue from its search engine customers by providing paid search results generated from its distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner.

Content and distribution expenses:    Content and distribution expenses consist principally of costs related to revenue sharing arrangements with distribution partners in connection with the search services for Web properties of the Company’s distribution partners and other content or data licenses.

System and network operation expenses:    System and network operation expenses are costs associated with the delivery, maintenance and support of the Company’s products, services and infrastructure and principally consists of personnel costs, which include salaries, benefits and other employee related costs, stock-based

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

compensation, and temporary help and contractors to augment staffing needs, communication costs, such as high-speed Internet access and hosting, equipment maintenance and repair, and professional service fees.

Product development expenses:    Product development expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment staffing needs, for research, development, support and ongoing enhancements of the Company’s products and services.

Sales and marketing expenses:    Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment staffing needs, and public relations, advertising, market research and promotion expenses. Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $4.3 million, $4.1 million, and $6.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

General and administrative expenses:    General and administrative expenses consist principally of personnel costs, stock-based compensation, professional service fees, which include legal, audit, and Securities and Exchange Commission (“SEC”) and Sarbanes-Oxley Act compliance fees, occupancy and general office expenses, and general business development and management expenses.

Stock-based compensation:    On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants and purchases of stock made pursuant to the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the year ended December 31, 2005 has not been restated to reflect, and does not include, the impact of SFAS No. 123(R). Expense is recognized on a straight-line basis over the requisite vesting period for each separately vesting portion of the award.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Financial Statements for the years ended December 31, 2007 and 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP No. 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Employee Benefit Plan:    The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2007, 2006, and 2005, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2007, 2006, and 2005, the Company contributed $315,000, $420,000, and $492,000, respectively, for employees of continuing operations.

Restructuring charges:    Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the closures of certain Company facilities. In 2007, the Company sold its directory and mobile service businesses and, as a result, committed to a plan to make operational changes to its business, which included a reduction in workforce and, as part of the workforce reduction, consolidation of facilities. In 2006, as a result of being informed by one of its carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, the Company committed to a plan to make operational changes, which included a reduction in workforce and, as part of the workforce reduction, consolidation of facilities. Charges associated with these restructuring plans are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Changing business conditions may affect the assumptions related to the timing and extent of restructuring activities. The Company will review the status of these activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

Other, net:    Other, net consists of costs and/or charges that are not directly associated with other revenues or operating expense classifications. Other, net during the year ended December 31, 2007 of $3.2 million primarily consisted of the gain on sale of non-core assets. There were no Other, net charges in the years ended December 31, 2006 and 2005.

Other income, net:    Other income, net for the years ended December 31, 2007, 2006, and 2005, consists of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Interest income	$18,194	$19,681	$11,177
Gain on litigation settlement	—	—	79,297
Foreign currency exchange loss	(131)	(42)	(1,131)
Other items, net	163	(58)	75

Other income, net	$18,226	$19,581	$89,418

In 2005, the Company received proceeds of $83.2 million from the settlement of several outstanding litigation matters. The Company recognized a gain of $79.3 million, comprised of the settlement proceeds and interest, less $3.9 million in legal fees. In 2005, the Company recognized a foreign exchange loss of $934,000 in connection with the acquisition of elkware GmbH, a German mobile gaming company.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Business combinations:    No business combinations were entered into during the years ended December 31, 2007 and 2006. On January 7, 2005, the Company acquired elkware GmbH, a German mobile gaming company, at a cost of 20.0 million euros in cash, which approximated $26.4 million, excluding acquisition costs and liabilities assumed. The operations were combined with the Company’s United Kingdom games operations and the office in Germany was closed in 2006. The Company’s United Kingdom games operations were closed in 2007 as a result of the suspension of the Company’s investment in mobile media content initiatives, and a substantial reduction of its mobile media content product offerings.

Income from discontinued operations and gain on sale of discontinued operations:    In 2007, the Company completed the sale of its directory and mobile businesses and has reflected the results of operations from these businesses as discontinued operations for all periods presented.

For the years ended December 31, 2007, 2006, and 2005, the Company recorded income from the operating results of its directory and mobile businesses and also recorded a gain on each sale in the year ended December 31, 2007 as follows (in thousands):

Directory	Years ended December 31,
	2007	2006	2005
Revenue from discontinued operations	$28,882	$33,103	$38,553
Income from discontinued operations before taxes	11,349	14,748	17,730
Income tax expense	(4,213)	(5,191)	—

Income from discontinued operations, net of taxes	$7,136	$9,557	$17,730

Gain on sale of discontinued operations, net of taxes	$57,272	$—	$—

Mobile	Years ended December 31,
	2007	2006	2005
Revenue from discontinued operations	$103,488	$184,834	$157,412
Income (loss) from discontinued operations before taxes	(50,100)	(43,299)	5,204
Income tax benefit (expense)	17,658	14,669	(679)

Income (loss) from discontinued operations, net of taxes	$(32,442)	$(28,630)	$4,525

Gain on sale of discontinued operations, net of taxes	$73,350	$—	$—

In 2007, the Company recorded employee expenses related to the cash distributions to shareholders related to discontinued operations of $460,000 for the directory business and $11.6 million for the mobile business.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Assets and liabilities from discontinued operations at December 31, 2007 and 2006 consist of the following (in thousands):

Directory	December 31, 2007	December 31, 2006
Accounts receivable	$—	$10,791
Prepaid and other current assets	—	2,026
Property and equipment, net	—	2,664
Goodwill	—	60,484
Indefinite-lived intangible assets	—	15,400
Definite-lived intangible assets	—	973
Deferred tax assets, net	—	781
Other assets	—	1,226

Assets of discontinued operations	$—	$94,345

Accounts payable	—	577
Accrued expenses	—	1,234
Deferred revenue	—	2,010
Deferred tax liabilities, net	—	5,390

Liabilities of discontinued operations	$—	$9,211

Mobile	December 31, 2007	December 31, 2006
Cash	$—	$1,118
Accounts receivable	4,730	54,610
Notes and other receivables	—	1,090
Prepaid and other current assets	—	7,128
Property and equipment, net	—	20,360
Indefinite-lived intangible assets	—	3,009
Deferred tax assets, net	—	19,203
Other long-term assets	—	135

Assets of discontinued operations	$4,730	$106,653

Accounts payable	3,214	4,066
Accrued expenses and other current liabilities	18,539	28,705
Deferred revenue	—	6,923
Deferred tax liabilities, net	—	112

Liabilities of discontinued operations	$21,753	$39,806

Total discontinued operations	December 31, 2007	December 31, 2006
Assets of discontinued operations	$4,730	$200,998

Liabilities of discontinued operations	$21,753	$49,017

Net income (loss) per share:    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

	Years ended December 31,
In thousands	2007	2006	2005
Weighted average common shares outstanding, basic	32,640	31,254	32,284
Dilutive stock options and warrants	—	—	3,332

Weighted average common shares outstanding, diluted	32,640	31,254	35,616

Stock options and warrants excluded as antidilutive	5,283	6,323	3,051

Other Comprehensive Income:    Comprehensive income includes Net income (loss), plus items that are recorded directly to stockholders’ equity, including foreign currency translation adjustments and the net change in unrealized gains and losses on short-term and long-term investments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of Net income (loss) in the period realized. For the years ended December 31, 2007, 2006, and 2005, the Company recorded a loss of $2.3 million, $42,000, and $1.1 million, respectively. Components of Accumulated other comprehensive income included on the Consolidated Balance Sheets at December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,
	2007	2006
Unrealized gain on foreign currency translation	$1,591	$1,423
Unrealized gain (loss) on available-for-sale investments	(703)	41
Cumulative tax effect on unrealized gain on available-for-sale investments	(186)	(186)

	$702	$1,278

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Revenue concentration:    The Company derives a significant portion of its revenues from a small number of customers. Revenues from the top two customers of the Company represented 95% or more of total revenues in each of the years ended December 31, 2007, 2006, and 2005, respectively. These customers each accounted for more than 10% of total revenues in the years ended December 31, 2007, 2006, and 2005. At December 31, 2007 and 2006, two customers each accounted for more than 10% of the accounts receivable balance.

Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years ended December 31,
	2007	2006	2005
United States	$136,537	$150,795	$138,083
International	4,000	3,005	5,920

Total	$140,537	$153,800	$144,003

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

Derivative instruments:    The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on the Company’s Consolidated Statements of Operations.

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company evaluates the deferred tax assets for future realization and reduces them by a valuation allowance to the extent management of the Company believes more likely than not will not be realized. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Due to the size of the net operating loss carryforwards, their expiration beginning in 2020, and the Company’s recent level of annualized profitability, management has determined that sufficient uncertainty exists regarding the realizability of the deferred tax assets and has provided a full valuation allowance. The Company will continue to evaluate the likelihood of the realization of the deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the Company may conclude that any portion of the deferred tax assets are more likely than not realizable.

At December 31, 2007, the Company had recorded a valuation allowance of $22.3 million on its deferred tax assets related to net operating loss carryforwards and other temporary differences. At December 31, 2006 and 2005, the Company had released $68.8 million and $25.0 million of the valuation allowance, respectively, based on its determination that a portion of its deferred tax assets would be realizable. In 2007, the Company realized the majority of the net operating loss carryforwards that it considered more likely than not to be realizable at

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

December 31, 2006. As of December 31, 2007, the Company evaluated the realizability of its remaining deferred tax assets. That evaluation considered, among other factors, the reduced future revenue levels due to the sale of its directory and mobile businesses and the Company’s ability to estimate the future net income of the remaining search business. Based on that evaluation, the Company determined the net deferred tax assets were not more likely than not realizable and recorded an increase to the valuation allowance of $22.3 million through tax expense. In 2006, the reduction in the valuation allowance was allocated $35.6 million to goodwill related to pre-acquisition attributes, $28.6 million to tax benefit related to net operating loss carryforwards, and $4.6 million to equity relating to stock-based compensation. In 2005, the reduction in the valuation allowance of $25.0 million was allocated to tax benefit as it related to non-equity net operating loss carryforwards and other deferred tax assets.

Reclassification:    Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These changes consisted of reclassifications to separate discontinued operations from continuing operations on the Company’s Statements of Operations, Statements of Cash Flows, and Balance Sheets. Those reclassifications did not impact previously reported Net income (loss), Total assets, Total liabilities, or Stockholders’ equity.

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

Note 2:    Balance Sheet Components

Short-term and long-term investments classified as available-for-sale at December 31, 2007 and 2006 consist of the following, stated at fair value (in thousands):

	December 31,
	2007	2006
Corporate notes and bonds	$18,109	$11,928
U.S. Government securities	20,910	140,636
Auction rate securities classified as short-term investments	—	85,880

Short-term investments	39,019	238,444
Auction rate securities classified as long-term investments	37,472	—

Total investments available-for-sale	$76,491	$238,444

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Maturity information is as follows for investments classified as available-for-sale at December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$38,961	$65	$(7)	$39,019
Auction rate securities	38,248	—	(776)	37,472

Total	$77,209	$65	$(783)	$76,491

At December 31, 2006, there were gross unrealized gains of $52,000 and gross unrealized losses of $26,000.

	December 31,
	2007	2006
	(in thousands)
Property and equipment
Computer equipment and data center	$28,113	$25,750
Purchased software	4,983	9,419
Internally developed software	3,615	1,854
Office equipment	2,265	2,061
Office furniture	2,684	2,313
Leasehold improvements and other	7,355	4,713

	49,015	46,110
Accumulated depreciation	(38,664)	(38,250)

	10,351	7,860
Capital projects in progress	594	2,327

	$10,945	$10,187

Accrued expenses and other current liabilities
Accrued distribution partner obligations	$14,132	$8,281
Accrued restructuring	7,628	10,222
Salaries and related expenses	4,247	2,542
Accrued payments to employees related to cash distribution made to shareholders	37,365	—
Customer deposits	4,421	2,293
Accrued legal and other consulting expenses	3,713	1,785
Other	7,197	4,112

	$78,703	$29,235

Note 3:    Gain (Loss) on Investments

Available-for-sale investments:    In 2007, the auctions for certain auction rate securities failed due to insufficient bids from buyers. At December 31, 2007, the Company held auction rate securities associated with failed auctions that the Company purchased for $40.4 million. The Company has reclassified these investments as long-term. Based on a discounted cash flow model that relied upon certain estimates including the term to settle and the discount rates applied to future cash flows, the Company determined that the fair value of its auction rate securities was $37.5 million at December 31, 2007. Based on an analysis of other-than-temporary

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

impairment factors, the Company recorded an other-than- temporary impairment loss of $2.2 million related to a portion of the auction rate securities, recorded as loss on investments in the Consolidated Statement of Operations and a temporary impairment within Accumulated other comprehensive income of $776,000 for the remaining balance of auction rate securities in the year ended December 31, 2007.

Equity investments:    As of December 31, 2007 and 2006, the Company has an investment with a carrying value of $2.2 million and $2.1 million, respectively, in a privately-held company, which also includes warrants to purchase shares in such company. Gains on equity investments consist of gains from changes in the fair values of derivative instruments held by the Company. The Company did not record any equity investment impairment charges for the years ended December 31, 2007, 2006, and 2005.

Gain (loss) on investments, net is comprised of the following for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Other-than-temporary available-for-sale investment impairments	$(2,182)	$—	$—
Increase in fair value of warrants	65	—	154

	$(2,117)	$—	$154

Note 4:    Stockholders’ Equity

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

1996 Plan:    The Company primarily has one stock plan that was used for grants during 2007, 2006, and 2005. On December 5, 2006, the 1996 Plan was amended to permit grants of restricted stock units (“RSUs”). RSUs granted under the 1996 Plan in 2007 typically are scheduled to vest over three years or less with a one-year cliff and ratably thereafter on a semi-annual basis. RSUs granted in 2006 are scheduled to vest over two years with 50% vesting at the end of the first year and 50% vesting at the end of the two-year period. Options granted in 2007 and 2006 under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) vest over a period of up to four years, with either 100%, 50%, 33 1/3%, or 25% vesting one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. Options granted prior to 2006 under the 1996 Plan typically vest over four years, either 25% one year from the date of grant and ratably thereafter on a monthly basis or 25% one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven or ten years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan.

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

Plans assumed through acquisition:    In addition to the plans described above, the Company has five option plans assumed through acquisitions. Options granted under these plans typically vest over a four-year period, 25% one year from the date of grant and ratably thereafter on a quarterly basis and expire six years from the date of grant.

A summary of the general terms of options to purchase common stock and RSUs previously granted under these plans, including options outstanding and available for grant at December 31, 2007, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan	Other Plans
Requisite service period in years	4 or less	3 or less	4	4
Life in years	7 or 10	7 or 10	6	6 or 10
Options and RSUs outstanding at December 31, 2007	6,503,012	556,054	64,250	1,558
Options and RSUs available for grant at December 31, 2007	2,292,487	1,233,214	392,701	—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Options:    Activity and pricing information regarding all options, excluding the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan (the “Tandem Plan”), are summarized as follows:

	Options	Weighted average exercise price
Outstanding December 31, 2004	7,016,402	$26.76
Granted	3,308,050	34.56
Cancelled	(1,587,838)	34.06
Exercised	(702,539)	17.65

Outstanding December 31, 2005	8,034,075	29.33
Granted	3,536,650	24.06
Cancelled	(2,223,243)	29.66
Exercised	(279,664)	12.90

Outstanding December 31, 2006	9,067,818	27.70
Granted	100,500	23.98
Cancelled	(2,135,982)	30.89
Exercised	(608,961)	16.33

Outstanding December 31, 2007	6,423,375	$27.66

Options exercisable, December 31, 2007	6,132,190	$27.83

All grants in 2007, 2006, and 2005 were made at an exercise price equal to the market price at the date of grant. Additional information regarding options outstanding for all plans, excluding the Tandem Plan, as of December 31, 2007, is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 1.22 – 8.99	12,816	4.5	$5.89	12,816	$5.89
$ 9.00 – 14.99	1,475,422	3.6	12.14	1,475,341	12.14
$ 15.00 – 19.99	159,321	2.6	17.25	157,071	17.22
$ 20.00 – 24.99	2,293,482	4.8	23.88	2,048,064	23.92
$ 25.00 – 29.99	557,992	5.1	26.83	527,181	26.92
$ 30.00 – 33.99	170,625	3.8	31.70	158,000	31.60
$ 34.00 – 675.00	1,753,717	3.2	46.64	1,753,717	46.64

Total	6,423,375	4.0	$27.66	6,132,190	$27.83

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

Years Ended December 31, 2007, 2006 and 2005

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

Restricted Stock Units:    Activity and weighted average grant date fair value information regarding all restricted stock unit grants are summarized as follows:

	Restricted stock	Weighted average grant date fair value
Outstanding December 31, 2005	—	$—
Granted	1,355,970	20.38
Forfeited	(600)	20.38

Outstanding December 31, 2006	1,355,370	$20.38
Granted	2,110,965	21.43
Forfeited	(1,057,311)	20.91
Released	(1,708,525)	21.09

Outstanding December 31, 2007	700,499	$21.02

Tandem Plan:    On April 17, 2000, the Company initiated the Tandem Plan, a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. (“Saraide”), a subsidiary of the Company. Under the Tandem Plan, Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to exercise the Saraide option or the InfoSpace option. Upon exercise of one option, rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 1,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. As of December 31, 2007, no shares of InfoSpace common stock remain available for grant of options under the Tandem Plan.

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Options	Weighted average exercise price
Outstanding December 31, 2004	9,267	$454.38
Cancelled	(8,000)	454.38

Outstanding December 31, 2005	1,267	454.38
Cancelled	(267)	454.38

Outstanding December 31, 2006	1,000	454.38
Outstanding December 31, 2007	1,000	$454.38

Options exercisable, December 31, 2007	1,000	$454.38

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Warrants:    The Company also has outstanding warrants to purchase 445,721 shares of common stock issued in connection with the Company’s 1998 private placement offerings and agreements to provide white pages directory and classified information services. These warrants can be exercised at any time until their expirations dates, which are between May and August 2008. In May 2007, 1,150,761 shares were issued due to the exercise of warrants. Of these shares, 749,720 shares were issued for an aggregate price of $3.8 million, an average exercise price of $5.05 per share and 401,041 shares were issued pursuant to the net exercise provision of 641,678 warrants. For the years ended December 31, 2006 and 2005 no warrants were exercised. At December 31, 2007 the warrants outstanding have exercise prices as follows:

Range of exercise prices	Number outstanding
Up to $12.50	250
$15.00	445,471

Total Warrants Outstanding	445,721

Other Plans:

1998 Employee Stock Purchase Plan:    The Company adopted the ESPP in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 76,772, 94,404, and 60,058 shares issued for the ESPP periods that ended in 2007, 2006, and 2005, respectively. During the year ended December 31, 2007, financing cash generated for the purchase of shares through the ESPP amounted to $1.4 million. The Company issues new shares upon purchase through the ESPP.

Stock Repurchase Plan:    On June 8, 2007, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding common stock over the succeeding twelve months. On May 30, 2006, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $100 million of its common stock in open-market transactions during the succeeding twelve month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Under the repurchase plan, during 2007 and 2006, the Company did not repurchase any shares.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Dividends:

On May 2, 2007, the Company’s Board of Directors declared a special cash distribution by means of a dividend on the Company’s common stock of $6.30 per share. The special dividend was paid on May 28, 2007 with respect to all shares of common stock outstanding at the close of business on May 18, 2007. On May 18, 2007, there were 33.1 million shares outstanding and, based on those shares, the total amount of the cash distribution was $208.2 million.

Additionally, on May 2, 2007, the Company’s Board of Directors approved a plan to compensate employees and directors that hold in-the-money options to purchase shares of common stock and RSUs for the reduction in value of these awards due to any special cash distribution. The compensation was a combination of $18.9 million in cash and issuance of an additional 368,000 RSUs for employees of continuing operations and the amount was based on, among other factors, the average trading price of the Company’s stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. The vesting schedules for RSUs granted under this plan are the same as the existing awards for which they are granted.

On November 14, 2007, the Company’s Board of Directors declared a special cash distribution by means of a dividend on the Company’s common stock of $9.00 per share. The special dividend was paid on January 8, 2008 with respect to all shares of common stock outstanding at the close of business on December 10, 2007. On December 10, 2007, there were 33.3 million shares outstanding. Based on those shares, the total amount of the cash distribution of $299.3 million was recorded as a liability as of December 31, 2007.

Additionally, on November 14, 2007, the Company’s Board of Directors approved a plan to compensate employees and directors that hold in-the-money options to purchase shares of common stock and RSUs for the reduction in value of these awards due to any special cash distribution. The compensation was a combination of cash and issuance of additional RSUs and the amount was based on, among other factors, the average trading price of the Company’s stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. The vesting schedules for RSUs granted under this plan are the same as the existing awards for which they are granted. The compensation to employees of continuing operations was paid in January 2008, and consisted of $37.4 million in cash payments and 622,000 RSUs.

Note 5:    Stock-based Compensation Expense

For the years ended December 31, 2007, 2006, and 2005, the Company recognized compensation expense related to stock options and RSUs of $34.1 million, $11.3 million, and $0, respectively. To estimate compensation expense which would have been recognized under SFAS No. 123 for the years ended December 31, 2005 and the compensation cost that was recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for equity awards granted:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Years ended December 31,			Years ended December 31,
	2007	2006	2005	2007	2006	2005
Risk-free interest rate	4.59% - 5.02%	4.38% - 5.07%	3.85% - 4.39%	5.07% - 5.12%	4.13% - 4.84%	2.77% - 3.73%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Volatility	48% - 67%	52% - 88%	63% - 69%	41% - 52%	30% - 35%	58% - 79%
Expected life	2.5 years	2.8 years	3.3 years	6 months	6 months	6 months

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company paid a special dividend in 2007 and declared another dividend that was paid in January 2008, and may pay special dividends in the future, but does not expect to pay recurring dividends. The expected volatility is based on historical volatility of the Company’s stock for the related expected life of the option. The expected life of the equity award is based on historical experience.

As of December 31, 2007, total unrecognized stock-based compensation cost related to unvested stock options and unvested RSUs associated with continuing operations was $26.2 million. The balance at December 31, 2007 is expected to be recognized over a weighted average period of approximately 14 months. Total unrecognized stock-based compensation cost related to unvested stock options was $12.0 million, which is expected to be recognized over a weighted average period of approximately 14 months. Total unrecognized stock-based compensation cost related to unvested RSU grants was $14.2 million, which is expected to be recognized over a weighted average period of approximately 15 months.

The Company has included the following amounts for stock-based compensation cost, including the cost related to the ESPP, in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share data):

	Year ended December 31,
	2007	2006
Systems and network operations	$1,091	$1,194
Product development	2,383	960
Sales and marketing	7,948	2,400
General and administrative	22,636	6,715

Total	$34,058	$11,269

Basic pre-tax earnings per share impact	$1.04	$0.36
Diluted pre-tax earnings per share impact	$1.04	$0.34

Financing cash flow generated by tax benefits from stock-based award activity in 2007 was $30.7 million and no tax expense was recognized related to stock-based compensation. The total tax expense recognized related to stock-based compensation for 2006 was $139,000 and no Financing cash flow was generated. Excluded from the amounts for the years ended December 31, 2007 and 2006 are the following amounts included in Restructuring, resulting from options held by terminated employees, amounts that were capitalized as part of internally developed software, and amounts that were reclassified as discontinued operations (amounts in thousands):

	Year ended December 31,
	2007	2006
Restructuring	$670	$824
Internally developed software	466	241
Discontinued operations – directory business	1,630	728
Discontinued operations – mobile services business	13,459	4,866

Total	$16,225	$6,659

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 includes (1) compensation expense for awards granted prior to, but not yet fully vested as of, January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123 and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes stock-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were, in substance, a multiple share-based award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The Company has historically and continues to estimate the fair value of share-based awards using the Black-Scholes-Merton option-pricing model.

Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with SFAS No. 123, the Company’s net income for the year ended December 31, 2005 would have been as follows (amounts in thousands, except per share data):

Year ended December 31, 2005
Net income as reported	$159,368
Stock-based compensation, as reported	—
Total stock-based compensation determined under fair value based method for all awards	(60,180)

Pro forma net income	$99,188

Basic net income per share, as reported	$4.94
Diluted net income per share, as reported	$4.47
Pro forma basic net income per share, SFAS No. 123	$3.07
Pro forma diluted net income per share, SFAS No. 123	$2.85

The weighted average fair value for options granted in the years ended December 31, 2007, 2006, and 2005 was $8.34, $10.40, and $16.65 per share, respectively. The Company issues new shares upon exercise of options to purchase common stock and vesting of restricted stock units.

Total intrinsic value of options exercised to purchase common stock in the years ended December 31, 2007, 2006, and 2005 was $5.2 million, $6.7 million, and $12.4 million, respectively. Awards outstanding at December 31, 2007 have the following total intrinsic value and weighted average remaining contractual terms:

	Outstanding at December 31, 2007	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Options outstanding	6,424,375	$10,280	3.5
Options exercisable and outstanding	6,133,190	10,280	3.5
Restricted stock units outstanding	700,499	13,169	1.2

Awards outstanding at December 31, 2007 expected to vest in the future, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $8.2 million and weighted average remaining contractual term of 1.2 years. On January 8, 2008, a $9-per-share special dividend was paid to the Company’s shareholders, which reduced the intrinsic value of options outstanding to $410,000, reduced the intrinsic value of the RSUs outstanding to $6.9 million, and reduced the intrinsic value of RSUs expected to vest to $4.3 million. Cash generated from the exercise of stock options amounted to $9.9 million for the year ending December 31, 2007.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Note 6:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2013. Rent expense under operating leases totaled $2.7 million, $2.0 million, and $1.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum rental payments required under noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Minimum lease payments required	$1,611	$1,917	$1,996	$2,079	$2,158	$367	$10,128
Less sublease income	(242)	—	—	—	—	—	(242)

Net lease payments required	$1,369	$1,917	$1,996	$2,079	$2,158	$367	$9,886

As of December 31, 2007, the Company has pledged $5.9 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets

During 2007, for certain revenue share agreements with search distribution partners the Company is required to make guaranteed minimum revenues share payments to those partners over the term of the respective agreements. As of December 31, 2007 the Company has no material commitments because they have expired or were terminated. As a result of contract termination, the Company recorded a $2.3 million charge in the year ended December 31, 2007.

Litigation

On January 11, 2007, EMI Entertainment World, Inc. (“EMI”) and its associated music publishers filed a lawsuit against the Company and several alleged subsidiaries or predecessors-in-interest in the United States District Court for the Southern District of New York. The plaintiffs initially charged that the Company breached two ringtone license agreements by underpaying royalties, fraudulently reported the amount of royalties owed, and infringed the plaintiffs’ copyrights by making unlicensed use of the plaintiffs’ works. The plaintiffs claimed in excess of $10 million in damages for the alleged breaches of contract, unspecified compensatory and punitive damages for the alleged fraud, and in excess of $100 million in statutory damages for alleged copyright infringement. After a hearing on a proposed motion to dismiss, EMI filed an amended complaint striking the fraud claim and the correlated requests for compensatory and punitive damages, and altering the copyright infringement statutory damages claim from in excess of $100 million to “many millions” of dollars. The Company’s factual investigation of this matter is continuing, and the parties are in the midst of discovery. No date for a trial has yet been set. In December 2007, the parties agreed to a two month stay of proceedings in the matter in order to discuss the possibility of a negotiated resolution, which stay was to expire on February 20, 2008, but which, at the request of the parties, was extended until further ordered by the Court for the parties to enter into mediation, with such mediation to take place prior to April 30, 2008. The parties must report to the Court by no later than May 7, 2008. No resolution has been reached. Based on its knowledge to date, the Company believes that the plaintiffs’ claims are without merit and that it has meritorious defenses to them and intends to vigorously defend the suit, however, litigation is inherently uncertain and the Company may not prevail in this matter.

Other

From time to time the Company is subject to various other legal proceedings or claims that arise in the ordinary course of business. Although the Company cannot predict the outcome of these matters with certainty,

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

Note 7:    Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ending December 31, 2007, 2006, and 2005 (in thousands):

	Years ended December 31,
	2007	2006	2005
Current
U.S. federal	$(146)	$841	$2,299
Foreign	7	—	—

Total current expense (benefit)	$(139)	$841	$2,299

Deferred
U.S. federal	$19,810	$(29,901)	$(26,453)

Total deferred expense (benefit)	19,810	(29,901)	$(26,453)

Income tax expense (benefit), net, relating to continuing operations	$19,671	$(29,060)	$(24,154)

Income tax expense recognized during the year ended December 31, 2007 was primarily attributable to the effect of the increase in the valuation allowance of $22.3 million and the tax effects from current year operations offset by non-deductible compensation, federal alternative minimum tax, and foreign taxes.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ending December 31, 2007, 2006, and 2005 as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Income tax expense (benefit) at federal statutory rate of 35%	$(24,873)	$(8,777)	$39,536
Foreign	7	—	—
Nondeductible goodwill	—	8,210	—
Nondeductible compensation	22,316	—	—
Change in valuation allowance balance	—	—	(37,871)
Increase (decrease) in beginning of year valuation allowance balance	22,278	(28,643)	(25,000)
Other	(57)	150	(819)

Expense (benefit) for income taxes, net	$19,671	$(29,060)	$(24,154)

The tax effect of temporary differences and net operating loss carry forwards from continuing operations that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Current	$3,752	$2,272
Non-current:
Net operating loss carryforwards	290,175	380,643
Tax credit carryforwards	7,668	3,223
Depreciation and amortization	17,550	14,130
Capital loss carryforwards	—	16,136
Other, net	7,921	4,350

Total non-current	323,314	418,482

Total gross deferred tax assets	327,066	420,754

Valuation allowance	(327,066)	(336,895)

Net deferred tax assets	$—	$83,859

At December 31, 2007 and 2006, the Company provided a valuation allowance for a portion of its net deferred tax assets for which significant uncertainty exists regarding the ultimate realization. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent that realization is not more likely than not. Many factors are considered when assessing the likelihood of future realization of deferred tax assets including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. In the last quarter of 2007, the Company divested a significant portion of its business operations. At December 31, 2007, the Company reassessed the realizability of its remaining net deferred tax assets and concluded that, based on available evidence, that realizability was not more likely than not. Accordingly, the Company recorded a full valuation allowance on its net deferred tax assets and recognized an income tax expense of $22.3 million. At December 31, 2006, the Company concluded, based on available evidence, that it was more

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

likely than not that a portion of the operating assets would be realizable in the foreseeable future. Accordingly, the Company reduced its valuation allowance and recognized an income tax benefit of $28.6 million. The net change in the valuation allowance during the years ended December 31, 2007 and 2006 are shown below (in thousands):

	Valuation allowance
	2007	2006
Balance at beginning of year	$336,895	$395,883
Valuation allowance recorded to income tax expense	22,278	—
Reversal of valuation allowance recorded to income tax benefit	—	(28,643)
Credited to goodwill	—	(35,622)
Credited to stockholders’ equity	(24,562)	(4,563)
Net changes to deferred tax assets	(7,545)	9,840

Balance at end of year	$327,066	$336,895

Net change during the year	$(9,829)	$(58,988)

As of December 31, 2007, the Company’s U.S. federal net operating loss carryforward for income tax purposes was approximately $789 million, all of which relates to tax deductions for stock-based compensation. When the net operating loss carryforwards related to excess stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the Consolidated Balance Sheets rather than the Consolidated Statements of Operations.

If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. As a result of the adoption, the Company did not recognize a change in the liability for unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance at January 1, 2007	$18,830
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Gross increases for tax positions of current year	—
Gross decreases for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$18,830

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $634,000 as of December 31, 2007 and $634,000 as of January 1, 2007. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2007, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. As of December 31, 2007 and January 1, 2007, the Company had $84,000 and $0 of accrued interest related to uncertain tax positions, respectively.

Note 8:    Restructuring

Restructuring charges were $9.6 million, $62.3 million, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

In 2007, the Company sold its directory and mobile services businesses and, as a result, committed to a plan to make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities. The Company recorded $7.4 million of expense related to that plan in 2007, and $2.2 million of adjustments and additions in 2007 relating to the restructuring plan committed to in 2006, as described below.

In 2006, as a result of being informed by one of its carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, the Company committed to a plan to substantially reduce its mobile content offerings and make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities.

Restructuring charges for the years ended December 31, 2007, 2006, and 2005 consists of the following (in thousands):

	Years ended December 31,
Type	2007	2006	2005
Impairment of goodwill	$—	$31,903	$—
Impairment of other intangible assets	—	12,623	—
Employee separation costs	7,963	8,687	—
Stock-based compensation	670	824	—
Losses on contractual commitments	831	5,671	—
Estimated future lease losses	—	1,667	—
Impairment of leasehold improvements and fixed assets	126	941	—

	$9,590	$62,316	$—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

At December 31, 2007, the accrued liability associated with the restructuring related charges was $7.6 million and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Reserve balance at December 31, 2005	$—	$—	$—	$—
Provision for restructuring	8,687	3,673	1,657	14,017
Payments in 2006	(2,753)	(835)	(207)	(3,795)

Reserve balance at December 31, 2006	5,934	2,838	1,450	10,222
Provision for restructuring	8,855	47	883	9,785
Adjustments	(775)	(1,201)	(398)	(2,374)
Payments in 2007	(6,725)	(1,454)	(1,826)	(10,005)

Reserve balance at December 31, 2007	$7,289	$230	$109	$7,628

The Company expects to incur additional restructuring charges in 2008 of less than $1 million related to initiatives identified to date that have not yet been recognized in the Consolidated Statements of Operations.

Note 9:    Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed according to the provisions of SFAS No. 141 until January 1, 2009. The impact that SFAS No. 141(R) will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 for financial assets and financial liabilities, and January 1, 2009 for nonfinancial assets and nonfinancial liabilities, will have on its financial position, cash flows, and results of operations.

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

Changes in Internal Control Over Financial Reporting

Other than the change described below, related to our income tax accounting, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

In Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2006, our management reported that they had identified a material weakness in our internal control over financial reporting which related to the accounting and disclosure for deferred income taxes. During 2007, we completed the following remediation efforts specifically designed to address that material weakness:

•	We hired a Senior Tax Director to strengthen our accounting and reporting for income taxes;

•	We implemented a written tax policy; and

•	We improved the income tax provision rate reconciliation, deferred tax rollforward and related review process.

We have tested the evidence of the effectiveness of those changes, and we believe that material weakness no longer exists as of December 31, 2007.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the internal control over financial reporting of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 21, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 21, 2008

ITEM 9B.    Other Information

Not applicable with respect to the current reporting period.

PART III

We have omitted certain information from this Annual Report on Form 10-K that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

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

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm for 2007 and 2006” and “Audit Committee Report.”

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

3.    Exhibits.

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Restated Bylaws, as amended

4.1(3)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(4)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(5)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(6)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(7)*	Restated 1996 Flexible Stock Incentive Plan

10.3(6)*	1998 Employee Stock Purchase Plan

10.4(6)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant and Acorn Ventures-IS, LLC

10.5(8)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.6(9)*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.7(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and James F. Voelker

10.8(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter

10.9(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.10(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.11(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.12(10)*	Separation Agreement entered into February 21, 2007 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.13(11)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.14(12)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

Number	Description
10.15(13)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.16(13)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.17(13)*	Description of Retainer and Meeting Fees Paid to Directors

10.18(14)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.19(15)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.20(16)*	2007 1H InfoSpace Executive Financial Performance Incentive Plan

10.21(17)*	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

10.22(18)	Work Letter Agreement between InfoSpace, Inc. and Fisher Media Services Company, dated March 28, 2006

10.23(7)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.24(9)*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.25(9)	From of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.26(9)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for US-Based Vice President or Above

10.27(19)	Asset Purchase Agreement between Idearc Inc. and InfoSpace, Inc., dated as of September 15, 2007

10.28(20)	Asset Purchase Agreement between InfoSpace, Inc. and Motricity, Inc., dated as of October 15, 2007

10.29(21)	Ninth Amendment to Office Lease, effective as of December 21, 2007, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.30(21)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and David B. Binder

10.31(21)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Eric M. Emans

10.32*	Employment Agreement effective as of December 19, 2007 between InfoSpace, Inc. and Bruce M. Allenbaugh

10.33*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Sunil Thomas

10.34*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Alejandro C. Torres

10.35	Tenth Amendment to Office Lease, effective as of January 29, 2008, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

21.1	Subsidiaries of the registrant

Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2002 filed by the registrant on March 27, 2003.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on November 20, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(5)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 11, 2006.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 1999 filed by the registrant on March 30, 2000.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed by the registrant on August 9, 2007.
(10)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006 filed by the registrant on February 23, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(12)	Incorporated by reference to the Annual Report on Form 10-K filed for the year ended December 31, 2005 filed by the registrant on February 23, 2006.
(13)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the registrant on March 3, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 19, 2007.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on May 2, 2007.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on April 3, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 19, 2007.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 18, 2007.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 4, 2008.
*	Indicates a management contract or compensatory plan or arrangement.

(b)    Exhibits

See Item 15 (a) above.

(c)    Financial Statements and Schedules.

See Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/s/ JAMES F. VOELKER
James F. Voelker Chief Executive Officer, Chairman and President
Date:	February 21, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Binder and Alejandro C. Torres, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. VOELKER James F. Voelker	Chief Executive Officer, Chairman and President (Principal Executive Officer)	February 21, 2008

/s/ DAVID B. BINDER David B. Binder	Chief Financial Officer (Principal Financial Officer)	February 21, 2008

/s/ ERIC M. EMANS Eric M. Emans	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2008

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Director	February 21, 2008

/s/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	February 21, 2008

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	February 21, 2008

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	February 21, 2008

/s/ WILLIAM J. RUCKELSHAUS William J. Ruckelshaus	Director	February 21, 2008

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	February 21, 2008

/s/ George M. Tronsrue III George M. Tronsrue III	Director	February 21, 2008

/s/ VANESSA A. WITTMAN Vanessa A. Wittman	Director	February 21, 2008

INDEX TO EXHIBITS

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Restated Bylaws, as amended

4.1(3)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(4)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(5)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(6)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(7)*	Restated 1996 Flexible Stock Incentive Plan

10.3(6)*	1998 Employee Stock Purchase Plan

10.4(6)	Form of Common Stock Warrant, dated as of May 21, 1998, among the registrant and Acorn Ventures-IS, LLC

10.5(8)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.6(9)*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.7(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and James F. Voelker

10.8(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter

10.9(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.10(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.11(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.12(10)*	Separation Agreement entered into February 21, 2007 between InfoSpace, Inc. and Edmund O. Belsheim, Jr.

10.13(11)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.14(12)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.15(13)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.16(13)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.17(13)*	Description of Retainer and Meeting Fees Paid to Directors

10.18(14)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.19(15)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.20(16)*	2007 1H InfoSpace Executive Financial Performance Incentive Plan

Number	Description

10.21(17)*	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

10.22(18)	Work Letter Agreement between InfoSpace, Inc. and Fisher Media Services Company, dated March 28, 2006

10.23(7)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.24(9)*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.25(9)	From of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.26(9)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for US-Based Vice President or Above

10.27(19)	Asset Purchase Agreement between Idearc Inc. and InfoSpace, Inc., dated as of September 15, 2007

10.28(20)	Asset Purchase Agreement between InfoSpace, Inc. and Motricity, Inc., dated as of October 15, 2007

10.29(21)	Ninth Amendment to Office Lease, effective as of December 21, 2007, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.30(21)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and David B. Binder

10.31(21)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Eric M. Emans

10.32*	Employment Agreement effective as of December 19, 2007 between InfoSpace, Inc. and Bruce M. Allenbaugh

10.33*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Sunil Thomas

10.34*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Alejandro C. Torres

10.35	Tenth Amendment to Office Lease, effective as of January 29, 2008, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 2002 filed by the registrant on March 27, 2003.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on November 20, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 11, 2006.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed by the registrant for the year ended December 31, 1999 filed by the registrant on March 30, 2000.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed by the registrant on August 9, 2007.
(10)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006 filed by the registrant on February 23, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(12)	Incorporated by reference to the Annual Report on Form 10-K filed for the year ended December 31, 2005 filed by the registrant on February 23, 2006.
(13)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the registrant on March 3, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 19, 2007.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on May 2, 2007.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on April 3, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 19, 2007.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 18, 2007.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 4, 2008.
*	Indicates a management contract or compensatory plan or arrangement.