Form 10-Q
period 2008-03-31
INFOSPACE INC
filed 2008-05-06
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common Stock, Par Value $.0001	34,389,603

INFOSPACE, INC.

FORM 10-Q

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$163,850	$498,326
Short-term investments, available-for-sale	27,108	39,019
Accounts receivable, net of allowance of $102 and $202	17,488	17,081
Notes and other receivables	1,203	7,104
Prepaid expenses and other current assets	1,717	1,902
Assets of discontinued operations	236	4,730

Total current assets	211,602	568,162
Property and equipment, net	12,659	10,945
Long-term investments, available-for-sale	29,737	37,472
Goodwill and other intangible assets, net	44,123	44,123
Other long-term assets	9,920	10,722

Total assets	$308,041	$671,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,971	$5,148
Accrued expenses and other current liabilities	32,742	78,703
Special dividend payable	—	299,296
Liabilities of discontinued operations	3,753	21,753

Total current liabilities	41,466	404,900
Other long-term liabilities	634	634

Total liabilities	42,100	405,534
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $.001—authorized, 900,000,000 shares; issued and outstanding, 34,372,813 and 34,321,954 shares	3	3
Additional paid-in capital	1,289,904	1,286,219
Accumulated deficit	(1,023,807)	(1,021,034)
Accumulated other comprehensive income (loss)	(159)	702

Total stockholders’ equity	265,941	265,890

Total liabilities and stockholders’ equity	$308,041	$671,424

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Revenues	$42,182	$35,864
Operating expenses:
Content and distribution	21,792	14,948
Systems and network operations	2,442	2,279
Product development	2,209	2,279
Sales and marketing	3,789	4,825
General and administrative	7,722	9,642
Depreciation	1,487	1,383
Restructuring and other, net	140	(833)

Total operating expenses	39,581	34,523

Operating income	2,601	1,341
Loss on investments, net	(6,707)	—
Other income, net	2,243	5,325

Income (loss) from continuing operations before income taxes	(1,863)	6,666
Income tax expense	(182)	(3,075)

Income (loss) from continuing operations	(2,045)	3,591
Loss from discontinued operations, net of taxes	(490)	(4,131)
Loss on sale of discontinued operations, net of taxes	(238)	—

Net loss	$(2,773)	$(540)

Earnings (loss) per share – Basic
Income (loss) from continuing operations	$(0.06)	$0.11
Loss from discontinued operations	(0.01)	(0.13)
Loss on sale of discontinued operations	(0.01)	—

Net loss per share	$(0.08)	$(0.02)

Weighted average shares outstanding used in computing basic income (loss) per share	34,298	31,461

Earnings (loss) per share – Diluted
Income (loss) from continuing operations	$(0.06)	$0.11
Loss from discontinued operations	(0.01)	(0.13)
Loss on sale of discontinued operations	(0.01)	—

Net loss per share	$(0.08)	$(0.02)

Weighted average shares outstanding used in computing diluted income (loss) per share	34,298	33,644

Other comprehensive loss:
Net loss	$(2,773)	$(540)
Foreign currency translation adjustment	88	24
Net unrealized loss on investments	(949)	(16)

Comprehensive loss	$(3,634)	$(532)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months ended March 31,
	2008	2007
Operating activities:
Net loss	$(2,773)	$(540)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	490	4,131
Loss on sale of discontinued operations	238	—
Loss on investments	6,707	—
Stock-based compensation	3,027	4,407
Depreciation	1,487	1,383
Restructuring	140	433
Deferred income taxes	(149)	1,012
Net gain on sale of non-core assets	—	(1,256)
Other	71	29
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(487)	(4,013)
Notes and other receivables	5,901	169
Prepaid expenses and other current assets	185	585
Other long-term assets	1,805	290
Accounts payable	(1,781)	(5,064)
Accrued expenses and other current and long-term liabilities	(46,117)	(8,577)

Net cash used by operating activities	(31,256)	(7,011)
Investing activities:
Purchases of property and equipment	(1,127)	(704)
Other long-term assets	(1,003)	—
Proceeds from the sale of assets	—	1,251
Proceeds from sales and maturities of investments	12,000	70,826
Purchases of investments	—	(24,700)

Net cash provided by investing activities	9,870	46,673
Financing activities:
Special dividend paid	(299,146)	—
Proceeds from stock option exercises	14	1,659
Proceeds from issuance of stock through employee stock purchase plan	219	741

Net cash provided (used) by financing activities	(298,913)	2,400
Discontinued operations:
Net cash provided (used) by operating activities attributable to discontinued operations	(14,177)	17,268
Net cash used by investing activities attributable to discontinued operations	—	(4,200)

Net cash provided (used) by discontinued operations	(14,177)	13,068

Net increase (decrease) in cash and cash equivalents	(334,476)	55,130
Cash and cash equivalents:
Beginning of period	498,326	162,387

End of period	$163,850	$217,517

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops search tools and technologies that assist consumers with finding content and information on the Internet. The Company offers online search services that enable Internet users to locate information, merchants, individuals, and products online. The Company offers search services through its Web sites as well as through the Web properties of distribution partners. Partner versions of Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

In 2007, the Company sold its directory and mobile businesses. The operating results of the directory and mobile businesses have been presented as discontinued operations in the accompanying unaudited Condensed Consolidated Financial Statements for all periods presented.

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Results of operations for the three months ended March 31, 2008 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

The Company’s chief executive officer, who is its chief operating decision-maker, reviews financial information presented on a consolidated basis accompanied by revenue information disaggregated by geographic region and other measures for purposes of allocating resources and evaluating financial performance. The Company’s operations are not organized into components below the consolidated unit level, and operating results are not reported to the chief executive officer for components below the consolidated unit level. Accordingly, the Company’s management considers InfoSpace to be in a single reporting segment and a single operating unit structure.

Investors should read these interim unaudited Condensed Consolidated Financial Statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value for the purposes of GAAP, and expands required disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2008	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$163,850	$163,850	$—	$—
Available-for-sale securities	56,845	27,108	$—	29,737
Equity investment	2,000	—	—	2,000
Warrants	188	—	—	188

	$222,883	$190,958	$—	$31,925

The Company’s available-for-sale securities include $29.7 million of auction rate securities (“ARS”) which are classified as long-term, in the Level 3 category within the input hierarchy, because there are significant unobservable inputs associated with those investments. The Company’s ARS are floating rate securities with either long-term maturities or no maturity date which are marketed by financial institutions with auction reset dates primarily at 35 day intervals to provide short-term liquidity. Beginning in August 2007, auctions for the ARS that the Company held at March 31, 2008 began to fail due to insufficient bids from buyers which resulted in higher interest rates being earned on those securities. While the Company receives regular interest payments for those ARS, the Company does not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, the Company sells those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three months ended March 31, 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Three months ended March 31, 2008
	Balance January 1, 2008	Other-than- temporary impairment	Temporary impairment	Temporary impairment classified to other- than-temporary	Balance March 31, 2008
AAA rated ARS	$20,905	$—	$(1,279)	$—	$19,626
ARS rated below AAA	16,567	(6,707)	—	251	10,111

Total ARS	37,472	(6,707)	(1,279)	251	29,737
Equity investment	2,000	—	—	—	2,000
Warrants	188	—	—	—	188

	$39,660	$(6,707)	$(1,279)	$251	$31,925

The Company determined the fair values of the ARS it held at March 31, 2008 by using a discounted cash flow model that relied upon certain unobservable inputs including the holding periods and the discount rates applied to future cash flows. The holding period was based on management’s estimate of when the Company would be able to access those funds, and the discount rate was based on management’s estimate of default risk, which in part relied on certain observable inputs, such as historical credit default swap rates for the ARS issuers. The significant unobservable inputs used to determine the ARS fair values are consistent with a Level 3 assessment.

In the three months ended March 31, 2008, the Company recorded an other-than-temporary impairment of $6.7 million in Loss on investments, net in the accompanying unaudited Condensed Consolidated Statement of Operations, which included a $251,000 impairment classified as temporary at December 31, 2007, and temporary impairments of $1.3 million within Accumulated other comprehensive income. The Company did not record any investment impairments in Loss from investments in the three months ended March 31, 2007.

The Company reviews the impairments of its available-for-sale investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC. The Company classifies the impairment of any individual ARS as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2008, the Company held warrants to purchase shares in a privately-held company with a fair value of $188,000. The warrants are classified in Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on investments in its unaudited Condensed Consolidated Statements of Operations.

The Company uses fair value measurements on a recurring basis in the assessment of its equity investment in a privately-held company classified as Other long-term assets. At March 31, 2008, the carrying value of its investment in a privately-held company is $2.0 million. The unobservable inputs used in the analysis of the fair value of the investment in a privately-held company primarily include the Company’s estimates of the privately-held company’s business prospects and financial condition. The Company assesses its investment in a privately-held company for impairment in accordance with FASB Staff Position FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. The Company did not record any impairment charges for the investment in a privately-held company in the three months ended March 31, 2008.

In the three months ended March 31, 2008 and 2007, the Company did not measure the fair value of any of its assets or liabilities other than cash and cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. The Company’s management considers the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Systems and network operations	$367	$201
Product development	593	569
Sales and marketing	853	1,312
General and administrative	1,214	2,325

Total	$3,027	$4,407

Excluded from the amounts for the three months ended March 31, 2008 and 2007 are the following amounts included in Restructuring, resulting from options held by terminated employees, amounts that were capitalized as part of internal-use software, and amounts that were reclassified as discontinued operations (amounts in thousands):

	Three months ended March 31,
	2008	2007
Restructuring	$60	$(154)
Internal-use software	383	64
Discontinued operations – directory business	45	561
Discontinued operations – mobile services business	12	2,317

Total	$500	$2,788

To estimate the compensation expense that was recognized under SFAS No. 123(R), Share-Based Payment, for the three months ended March 31, 2008 and 2007, the Company used the fair value at date of grant for Restricted Stock Units (“RSUs”) and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its stock option and ESPP incentive plans:

	Employee stock option plans Three months ended March 31,		Employee stock purchase plan Three months ended March 31,
	2008	2007	2008	2007
Risk-free interest rate	2.61%	4.79%	3.78%	5.12%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	48%	56%	63%	41%
Expected life	2.8 years	3.4 years	6 months	6 months

4.	Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for stock options and warrants with an exercise price less than the average stock price during the period presented.

	Three months ended March 31,
(in thousands)	2008	2007
Weighted average common shares outstanding, basic	34,298	31,461
Dilutive stock options and warrants	—	2,183

Weighted average common shares outstanding, diluted	34,298	33,644
Antidilutive stock option, RSU, and warrant equivalents excluded from dilutive share calculation	686	74
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	5,424	5,943

5.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with its operating lease obligations (in thousands):

	Remainder of 2008	2009	2010	2011	2012	2013	Total
Operating lease commitments	$1,235	$2,021	$2,100	$2,088	$2,158	$367	$9,969
Less: Sublease income	(121)	—	—	—	—	—	(121)

Total	$1,114	$2,021	$2,100	$2,088	$2,158	$367	$9,848

As of March 31, 2008, the Company has pledged $6.3 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Litigation

On January 11, 2007, EMI Entertainment World, Inc. (“EMI”) and its associated music publishers filed a lawsuit against the Company and several alleged subsidiaries or predecessors-in-interest in the United States District Court for the Southern District of New York. The plaintiffs initially charged that the Company breached two ringtone license agreements by underpaying royalties, fraudulently reported the amount of royalties owed, and infringed the plaintiffs’ copyrights by making unlicensed use of the plaintiffs’ works. The plaintiffs claimed in excess of $10 million in damages for the alleged breaches of contract, unspecified compensatory and punitive damages for the alleged fraud, and in excess of $100 million in statutory damages for alleged copyright infringement. After a hearing on a proposed motion to dismiss, EMI filed an amended complaint striking the fraud claim and the correlated requests for compensatory and punitive damages, and altering the copyright infringement statutory damages claim from in excess of $100 million to “many millions” of dollars. The Company’s factual investigation of this matter is continuing, and the parties are in the midst of discovery. No date for a trial has yet been set. In December 2007, the parties agreed to a two month stay of proceedings in the matter in order to discuss the possibility of a negotiated resolution, which stay was to expire on February 20, 2008, but which, at the request of the parties, was extended until further ordered by the Court for the parties to enter into mediation, with such mediation to take place prior to April 30, 2008. At the mutual request of the parties, the deadline for mediation was extended and mediation is currently scheduled to take place in mid-May 2008. The parties must report to the Court by no later than June 7, 2008. No resolution has been reached. Based on its knowledge to date, the Company believes that the plaintiffs’ claims are without merit and that it has meritorious defenses to them and intends to vigorously defend the suit, however, litigation is inherently uncertain and the Company may not prevail in this matter.

Contingencies

In the three months ended March 31, 2008, the Company determined that loss contingencies existed for certain contracts related to the Company’s discontinued operations. In the three months ended March 31, 2008, the Company recorded an expense of $1.1 million in Loss from discontinued operations in the accompanying unaudited Condensed Consolidated Statement of Operations for these estimated liabilities. Additionally, as of March 31, 2008, it is reasonably possible that additional losses may be incurred, although the Company cannot reasonably estimate any additional possible losses.

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

Restructuring charges were $140,000 and $433,000 for the three months ended March 31, 2008 and 2007.

In 2007, the Company sold its directory and mobile businesses and, as a result, committed to a plan to make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities.

In 2006, as a result of being informed by one of its carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, the Company committed to a plan to substantially reduce its mobile content offerings and make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities. The Company recorded $72.0 million of expense related to the plans described above through March 31, 2008.

The Company expects to incur additional restructuring charges in 2008 of less than $1 million related to initiatives identified to date that have not yet been recognized in the unaudited Condensed Consolidated Statements of Operations.

Restructuring for the three months ended March 31, 2008 and 2007 consists of the following (in thousands):

	Three months ended March 31,
	2008	2007
Employee separation costs	$80	$(111)
Stock-based compensation	60	(154)
Losses on contractual commitments	—	412
Estimated future lease losses	—	286

	$140	$433

At March 31, 2008, the liability associated with the restructuring related charges was $501,000 and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Liability at December 31, 2007	$7,289	$230	$109	$7,628
Provision for Restructuring	24	—	—	24
Adjustments	138	2	(94)	46
Payments in three months ended March 31, 2008	(7,053)	(144)	—	(7,197)

Liability at March 31, 2008	$398	$88	$15	$501

Other, net consists of costs and/or benefits that are not directly associated with other revenues or operating expense classifications. Other, net benefit of $1.3 million for the three months ended March 31, 2007, consisted of the net gain on sale of certain non-core assets. There were no Other, net charges in the three months ended March 31, 2008.

7.	Income Taxes

As discussed in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

The Company recorded an income tax expense of $182,000 and $3.1 million for the three months ended March 31, 2008 and 2007, respectively. Income tax expense for each period included U.S. federal tax, state and foreign taxes. Income tax expense for the quarter ended March 31, 2008 differed from the tax expense at the statutory rates primarily due to non-

deductible permanent differences and the U.S. federal alternative minimum tax. Income tax expense for the three months ended March 31, 2007 differed from the tax expense at the statutory rates due to certain one-time items primarily attributable to foreign operations.

During the three months ended March 31, 2008, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

8.	Discontinued Operations

In 2007, the Company completed the sales of its directory and mobile businesses. The results of operations from the directory and mobile businesses are reflected in the unaudited Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, income (loss) before taxes, income tax benefit (expense), and income (loss) from discontinued operations, net of taxes for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Directory	Mobile	Total	Directory	Mobile	Total
Revenue from discontinued operations	$—	$27	$27	$9,175	$41,604	$50,779

Income (loss) from discontinued operations before taxes	211	(491)	(280)	4,311	(10,430)	(6,119)
Income tax benefit (expense)	1	(211)	(210)	(1,827)	3,815	1,988

Income (loss) from discontinued operations, net of taxes	$212	$(702)	$(490)	$2,484	$(6,615)	$(4,131)

Income (loss) from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the directory and mobile businesses.

Assets and liabilities from discontinued operations at March 31, 2008 and December 31, 2007, which entirely related to the Company’s mobile business, consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts receivable	$223	$4,730
Other assets	13	—

Assets of discontinued operations	$236	$4,730

Accounts payable	$59	$3,214
Other current liabilities	3,694	18,539

Liabilities of discontinued operations	$3,753	$21,753

9.	Recent Accounting Pronouncements

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

On January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. The Company did not elect to apply the fair value option to its financial assets and financial liabilities.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position, cash flows, or results of operations. The Company is currently evaluating the remaining provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2009 for nonfinancial assets and nonfinancial liabilities will have on its financial position, cash flows, and results of operations.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our future business plans and growth strategy;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	statements regarding the successful execution of our strategic initiatives;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated benefits from the business and technologies we have acquired or intend to acquire;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding employee hiring and retention, including anticipated reductions in force and headcount;

•	statements regarding the future payment of dividends;

•	anticipated revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules;

•	statements regarding use of cash, cash needs and ability to raise capital;

•	statements regarding the condition of our cash investments; and

•	statements regarding potential liability from contractual relationships.

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

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have an office in Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

From 2004 to 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. The mobile business was comprised of a mobile content product offering and a mobile services offering. In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we restructured our operations accordingly, substantially reduced our mobile content offerings in 2007 and sold significant portions of our remaining mobile content assets. In addition, we undertook further strategic restructuring initiatives in 2007, which resulted in the sales of our online directory business and mobile services business in the fourth quarter of 2007. As a result of the sales of those businesses, in December 2007 we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Following the sale of our mobile and directory businesses, our revenues are derived exclusively from providing search products and services.

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

Overview of First Quarter 2008 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2008. A more detailed discussion, comparing our operating results for the three months ended March 31, 2008 and 2007, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We generate revenues from our Web search services when an end user of our services clicks on a paid search link displayed on our Web site or displayed on a distribution partner’s Web property. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services. Revenues from continuing operations for the three months ended March 31, 2008 increased to $42.2 million from $35.9 million in the three months ended March 31, 2007. This increase was due to an increase in revenue from search results delivered through certain of our distribution partners and was partially offset by decreased paid click volume on our owned properties. During the three months ended March 31, 2008, approximately 69% of our search revenues came from our search distribution partners, as compared to approximately 57% during the three months ended March 31, 2007.

Content and distribution costs from continuing operations for the three months ended March 31, 2008 increased to $21.8 million from $14.9 million in the three months ended March 31, 2007, primarily due to increases in revenue from search results delivered through certain of our distribution partners and increases in our revenue sharing rates.

Other operating expenses from continuing operations for the three months ended March 31, 2008 were $17.6 million, a decrease of $2.8 million from $20.4 million in the three months ended March 31, 2007. Other operating expenses include expenses related to Systems and network operations, Product development, Sales and marketing, General and administrative, and Depreciation, and exclude Restructuring and other, net. The decrease from the three months ended March 31, 2007 was primarily attributable to decreases in stock-based compensation expense relating to stock-based incentives provided to our employees and other operating expenses as a result of our restructuring described above.

The increase in Restructuring and other, net was primarily the result of the $1.3 million gain on sale of certain non-core assets recorded in the three months ended March 31, 2007.

In the three months ended March 31, 2008, we recorded a loss on investments of $6.7 million related to the illiquid auction rate securities investments that we held at March 31, 2008.

Other income, net for the three months ended March 31, 2008 was $2.2 million, as compared to $5.3 million in the three months ended March 31, 2007. The decrease was primarily attributable to a decrease in interest income on a lower average balance of investments due to the dividends paid during the second quarter of 2007 and the first quarter of 2008. Additionally, we recorded an income tax expense from continuing operations of $182,000 in the first quarter of 2008, as compared to expense of $3.1 million in the first quarter of 2007.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our unaudited Condensed Consolidated Financial Statements for all periods presented. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our unaudited Condensed Consolidated Financial Statements do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance.

Loss from discontinued operations for the three months ended March 31, 2008 was $490,000, as compared to $4.1 million in the three months ended March 31, 2007. Loss from the sale of discontinued operations for the three months ended March 31, 2008 was $238,000, as compared to zero in the three months ended March 31, 2007.

Net loss for the three months ended March 31, 2008 was $2.8 million compared to $540,000 in the three months ended March 31, 2007. The increase in net loss was primarily attributable to the items noted above.

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

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to impairment of goodwill, other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, restructuring-related liabilities, accrued contingencies and valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition

Our revenues are derived from products and services delivered to our search customers. In general, we recognize revenues in the period in which the services are performed. Search revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We are the primary obligor in the revenue-generating relationships with our search engine customers, we separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements and assume the credit risk for amounts invoiced to such customers. We, through our metasearch technology, determine the paid click, content and information directed to our owned and operated Web sites and our distribution partners’ Web properties. We earn revenue from our search engine customers by providing paid search clicks generated from our distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner.

We recognize amounts due to our distribution partners in the period they are earned and classify such costs as Content and distribution expense in the unaudited Condensed Consolidated Statement of Operations. See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2007, for a description of products and services and the related revenue recognition policy.

Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Our $56.8 million of available-for-sale securities include $27.1 million of investments which are classified as short-term as of March 31, 2008, in the Level 1 input category, as defined by SFAS No. 157, because active markets and quoted prices exist for those assets. The remainder of our available-for-sale securities is comprised of $29.7 million of auction rate securities (“ARS”) which are classified as long-term, in the Level 3 category, as defined by SFAS No. 157, because there are significant unobservable inputs associated with those investments. We paid $40.4 million for our ARS. Our ARS are floating rate securities with either long-term maturities or no maturity date which are marketed by financial institutions with auction reset dates primarily at 35 day intervals to provide short-term liquidity. Beginning in August 2007, auctions for the ARS that we held at March 31, 2008 began to fail due to insufficient bids from buyers, which resulted in higher interest rates being earned on those securities. Although we receive regular interest payments on those ARS, we do not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, we sell those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

We determined the ARS fair values by using a discounted cash flow model that relied upon certain unobservable inputs including the holding period and the discount rates applied to future cash flows. The holding period was based on our estimate of when we will be able to access those funds, and the discount rate was based on our estimate of default risk, which in part relied on historical credit default swap rates for the ARS issuers. The significant unobservable inputs used to determine the ARS fair values are consistent with a Level 3 assessment. Changes in our estimates of the Level 3 inputs used to value our ARS may have a material effect on our results of operations.

We review our available-for-sale investment impairments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC. We determine the impairment classification of any individual ARS as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. We record other-than temporary impairments in Loss on investments, net in our unaudited Condensed Consolidated Statement of Operations, and we record temporary impairments within Accumulated other comprehensive income in our unaudited Condensed Consolidated Balance Sheet.

At March 31, 2008, we held $19.6 million of AAA-rated ARS which were issued by various insurance companies. We purchased those ARS for $21.4 million. The underlying collateral of those AAA-rated ARS is investment-grade corporate debt and prime-rated mortgage-backed debt. Those AAA-rated ARS are also insured by monoline insurance companies. As of March 31, 2008, we have recorded $1.8 million of temporary impairments for those ARS, including $1.3 million recorded during the three months ended March 31, 2008.

At March 31, 2008, we held $10.1 million of ARS, with ratings below AAA, which were issued by various insurance companies. In the event of default or liquidation of the collateral by the ARS issuer, we are entitled to receive non-convertible preferred shares in the ARS issuer. Those ARS were AA-rated when we purchased them for $19.0 million. As of March 31, 2008, we have recorded $8.9 million of other-than-temporary impairments for those ARS. In the three months ended March 31, 2008, we recorded other-than-temporary impairment charges of $6.7 million, which included a $251,000 impairment classified as temporary at December 31, 2007.

We did not record any impairments for our ARS in the three months ended March 31, 2007.

The global financial markets experienced unusual and significant distress during the first quarter of 2008. If the ARS issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS may continue to decline and we may record further other-than-temporary impairment charges.

At March 31, 2008, we held warrants to purchase shares in a privately-held company with a fair value of $188,000. The warrants are classified in Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses in its unaudited Condensed Consolidated Statements of Operations.

We use fair value measurements on a recurring basis in the assessment an equity investment in a privately-held company. At March 31, 2008, the carrying value of our investment in a privately-held company is $2.0 million. We initially recorded our equity investment in a privately-held company at fair value and have assessed those assets for impairment periodically thereafter. The lowest level of inputs for measuring the fair value of those assets is Level 3. The unobservable inputs used in the analysis of the fair value of the investment in a privately-held company primarily include our estimates of the privately-held company’s business prospects and financial condition. Changes in these estimates and assumptions could materially affect the determination of fair value for our investment in a privately-held company. We assess our investment in a privately-held company for impairment in accordance with FASB Staff Position FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. We did not record any impairment charges for the investment in a privately-held company in the three months ended March 31, 2008.

In the first quarters of 2008 and 2007, we did not measure the fair value of any of our assets or liabilities other than our cash and cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. We consider the carrying values of our accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

For additional information see Item 1 of Part I of this Report, “Financial Statements – Note 2: Fair Value Measurements.”

Accounting for Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. In addition, certain circumstances may require testing for impairment in conjunction with restructuring in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On a quarterly basis, we assess whether business conditions indicate that our goodwill may not be recoverable.

Significant judgments required to estimate the fair value of goodwill include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for goodwill. At December 31, 2007 and March 31, 2008, we had $43.9 million of goodwill on our balance sheet.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. During the three months ended March 31, 2008 and 2007, we recognized $3.0 million and $4.4 million of stock-based compensation expense, respectively.

Calculating stock-based compensation expense relies upon certain assumptions, including the expected term of the stock-based awards, expected stock price volatility, and the expected pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could materially vary in the future.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the gains (losses) on sale, results of operations and cash flows of the directory and mobile businesses presented for all periods have been reported as discontinued operations. In addition, the assets and liabilities of the mobile business have been classified as assets and liabilities of discontinued operations at December 31, 2007 and March 31, 2008. The process used to separately present continuing and discontinued operations required significant judgment to implement and relied on certain estimates and assumptions. Different estimates and assumptions could materially affect the allocations of loss on sale, results of operations, cash flows, assets and liabilities to the mobile businesses.

Contingencies

We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be recorded by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See Note 5 to our unaudited Condensed Consolidated Financial Statements for further information regarding contingencies.

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

In determining our income tax provision for interim periods, we use an estimated annual effective tax rate which is based on our expected annual income, permanent differences between financial and tax reporting and statutory tax rates in the various jurisdictions in which we operate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. We separately recognize any subsequent recognition, derecognition and measurement of a tax position, taken in a previous period, in the quarter in which it occurs.

Historical Results of Operations

For the three months ended March 31, 2008, our net loss was $2.8 million. While we achieved profitability for each of the years ended December 31, 2004, 2005 and 2007, prior to 2004 and for the year ended December 31, 2006, we incurred annual losses and, as of March 31, 2008, have an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three months ended March 31, 2008 and 2007

Revenue. We primarily receive revenues from our content providers, whom we refer to as our customers, when an end user of our Web search services clicks on a paid search link that is provided by a customer and displayed on our Web site or displayed on the Web property of a distribution partner. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

Revenue for the three months ended March 31, 2008 and 2007 is presented below (amounts in thousands):

	Three months ended March 31,		Change from 2007
	2008	2007
Revenue	$42,182	$35,864	$6,318

The increase in revenue for search products and services for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, is due to an increase in revenue from search results delivered through certain of our distribution partners and was partially offset by decreased paid click volume on our owned properties. During the three months ended March 31, 2008, approximately 69% of our revenues came from our search distribution partners, as compared to approximately 57% during the three months ended March 31, 2007.

Seasonality

Our search services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2008 and 2007 are presented below:

	Three months ended March 31,		Change from 2007
	2008	2007
Content and Distribution Expenses	$21,792	$14,948	$6,844
Percent of Revenue	51.7%	41.7%	10.0%

The increase in search content and distribution expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, is primarily due to an increase in revenue from search results delivered through our distribution partners and increases in our revenue sharing rates with our distribution partners. We anticipate that our search content and distribution expenses will increase in absolute dollars if revenues increase through growth from existing arrangements with our search distribution partners or we add new search distribution partners. If search revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution expenses as a percentage of revenue will increase. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenues for the foreseeable future.

Systems and Network Operations Expenses. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, and temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2008 and 2007 are presented below:

	Three months ended March 31,		Change from 2007
	2008	2007
Systems and Network Operations Expenses	$2,442	$2,279	$163
Percent of Revenue	5.8%	6.3%	(0.5)%

Systems and network operations expenses increased by $163,000 to $2.4 million for the three months ended March 31, 2008 as compared to $2.3 million for the three months ended March 31, 2007. There were no material variances between the expenses recorded for the three months ended March 31, 2007 and the three months ended March 31, 2008.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2008 and 2007 are presented below:

	Three months ended March 31,		Change from 2007
	2008	2007
Product Development Expenses	$2,209	$2,279	$(70)
Percent of Revenue	5.2%	6.3%	(1.1)%

Product development expenses decreased by $70,000 to $2.2 million for the three months ended March 31, 2008 as compared to $2.3 million for the three months ended March 31, 2007. There were no material variances between the expenses recorded for the three months ended March 31, 2007 and the three months ended March 31, 2008.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as a percent of revenue as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2008 and 2007 are presented below:

	Three months ended March 31,		Change from 2007
	2008	2007
Sales and Marketing Expenses	$3,789	$4,825	$(1,036)
Percent of Revenue	9.0%	13.5%	(4.5)%

Sales and marketing expenses decreased by $1.0 million to $3.8 million for the three months ended March 31, 2008 as compared to $4.8 million for the three months ended March 31, 2007. The absolute dollar decrease for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to a decrease of $459,000 in stock-based compensation expense and a decrease of $383,000 in marketing and promotional expense.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, legal settlements, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2008 and 2007 are presented below:

	Three months ended March 31,		Change from 2007
	2008	2007
General and Administrative Expenses	$7,722	$9,642	$(1,920)
Percent of Revenue	18.3%	26.9%	(8.6)%

General and administrative expenses decreased by $1.9 million to $7.7 million for the three months ended March 31, 2008 as compared to $9.6 million for the three months ended March 31, 2007. The absolute dollar decrease for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to a decrease in stock-based compensation expense of $1.1 million, a decrease in professional service fees of $767,000, a decrease in equipment expenses of $514,000, and a decrease in legal matter settlement expenses of $425,000. These decreases were partially offset by an increase of $958,000 in employee salaries and benefits.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation of property and equipment totaled $1.5 million for the three months ended March 31, 2008, compared to $1.4 million for the three months ended March 31, 2007.

Restructuring and Other, Net. During the three months ended March 31, 2008, we recorded a total restructuring charge of $140,000, as part of the restructuring plan announced in 2007. We recorded a total restructuring charge of $433,000 in the three months ended March 31, 2007. In future periods, adjustments and additions may be made to the amounts recorded as of March 31, 2008.

Other, net for the three months ended March 31, 2007 consists primarily of the $1.3 million gain on sale of certain assets related to mobile media operations.

Loss on Investments, Net. In the three months ended March 31, 2008, we recorded a loss on investments of $6.7 million related to our illiquid ARS that we held at March 31, 2008.

Other Income, Net. Other income, net, totaled $2.2 million for the three months ended March 31, 2008, compared to $5.3 million for three months ended March 31, 2008. Other income, net, primarily consists of interest income. The decrease in interest income for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily attributable to a lower balance of investments as a result of the $507.3 million of special dividends paid in May 2007 and January 2008. We expect interest income to decline due to the reduced balance in investments.

Income Tax Expense. We recorded an income tax provision of $182,000 and $3.1 million for the three months ended March 31, 2008 and 2007, respectively. For each period, the income tax provision included U.S. federal tax, state and foreign taxes. Income tax expense for the quarter ended March 31, 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences and the U.S. federal alternative minimum tax. Income tax expense for the quarter ended March 31, 2007 differed from the tax expense at the statutory rates due to certain one-time items primarily attributable to foreign operations.

Income from Discontinued Operations. In the fourth quarter of 2007, we completed the sales of our directory and mobile businesses and have reflected loss from those businesses as loss from discontinued operations. Revenue, loss before taxes, income tax benefit (expense), and loss from discontinued operations for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

	Three months ended March 31,
	2008	2007
Revenue from discontinued operations	$27	$50,779

Loss from discontinued operations before taxes	(280)	(6,119)
Income tax benefit (expense)	(210)	1,988

Loss from discontinued operations, net of taxes	$(490)	$(4,131)

Liquidity and Capital Resources

As of March 31, 2008, we had cash and marketable investments of $220.7 million, consisting of cash and cash equivalents of $163.9 million, short-term investments available-for-sale of $27.1 million, and long-term investments available-for-sale of $29.7 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, ARS, and taxable municipal bonds. In addition, in the first quarter of 2008, we paid an aggregate of approximately $60 million in employee expenses related to the $299.1 million special dividend paid on January 8, 2008, employee separation payments and fees related to completing the sales of the mobile and directory businesses.

Commitments and Pledged Funds

The following are our contractual commitments associated with our operating lease obligations (in thousands):

	Remainder of 2008	2009	2010	2011	2012	2013	Total
Operating lease commitments	$1,235	$2,021	$2,100	$2,088	$2,158	$367	$9,969
Less: Sublease income	(121)	—	—	—	—	—	(121)

Total	$1,114	$2,021	$2,100	$2,088	$2,158	$367	$9,848

For certain of our revenue share agreements with our search distribution partners, we are required to make non-cancelable guaranteed minimum revenue share payments to those partners over the term of the respective agreements. We typically recognize expense related to the minimum revenue share payments on a straight-line basis over the expected service period. As of March 31, 2008, we have no material commitments with our search distribution partners because they have expired or were terminated.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At March 31, 2008, the total amount of collateral pledged under these agreements was $6.3 million.

Cash Flows

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Net cash used by operating activities from continuing operations	$(31,256)	$(7,011)
Net cash provided by investing activities	9,870	46,673
Net cash provided (used) by financing activities	(298,913)	2,400
Net cash provided (used) by discontinued operations	(14,177)	13,068

Net increase (decrease) in cash and cash equivalents	$(334,476)	$55,130

Net cash used by operating activities was $31.3 million for the three months ended March 31, 2008, consisting of our net loss of $2.8 million, cash used by changes in our operating assets and liabilities of $48.4 million primarily consisting of the payments of employee expenses related to the $299.1 million special dividend paid on January 8, 2008 and employee separation payments, which resulted in decreases in accrued expenses and other current and long-term liabilities, and accounts payable, and increases in accounts receivable, and adjustments not affecting cash flows used by operating activities of $149,000 related to deferred income taxes. Partially offsetting these decreases were changes in our operating assets and liabilities of $7.9 million, consisting of decreases in notes and other receivables, other long-term assets, and prepaid expenses and other current assets and adjustments not affecting cash flows provided by operating activities of $12.2 million, consisting of loss on investments, net, stock-based compensation expense, depreciation, loss from discontinued operations, loss on the sale of discontinued operation, and restructuring and other, net.

Net cash used by operating activities was $7.0 million for the three months ended March 31, 2007, consisting of our net loss of $540,000, changes in our operating assets and liabilities of $17.7 million primarily consisting of decreases in accrued expenses and other current and long-term liabilities, and accounts payable, and increases in accounts receivable and adjustments not affecting cash flows provided by operating activities of $1.3 million consisting of the gain on the sale of assets. Partially offsetting these decreases is cash provided by changes in our operating assets and liabilities of $1.0 million, consisting of decreases in prepaid expenses and other current assets, other long-term assets, and notes and other receivables and adjustments not affecting cash flows provided by operating activities of $11.4 million, consisting of stock-based compensation expense, loss from discontinued operations, depreciation, deferred income taxes, and restructuring and other, net.

Net cash provided by investing activities totaled $9.9 million for the three months ended March 31, 2008, primarily consisting of the net decrease in short-term investments of $12.0 million, partially offset by $1.1 million used to purchase property and equipment and the increase in other long-term assets of $1.0 million.

Net cash provided by investing activities totaled $46.7 million for the three months ended March 31, 2007, primarily consisting of the net decrease in short-term investments of $46.1 million and proceeds from the sale of assets of $1.3 million, partially offset by $704,000 used to purchase property and equipment.

Net cash used by financing activities totaled $298.9 million in the three months ended March 31, 2008, and primarily consisted of the $299.1 million special dividend paid to shareholders in January 2008. Partially offsetting this decrease was cash proceeds of $233,000 from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash provided by financing activities totaled $2.4 million in the three months ended March 31, 2007 and consisted of cash proceeds from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash used by discontinued operations totaled $14.2 million for the three months ended March 31, 2008, primarily consisting of loss from discontinued operations of $490,000 and cash used by decreases in liabilities net of operating assets of discontinued operations of $13.7 million.

Net cash provided by discontinued operations totaled $13.1 million for the three months ended March 31, 2007, primarily consisting of cash provided by decreases in operating assets net of liabilities of discontinued operations of $21.4 million. This increase was partially offset by $4.2 million to purchase property and equipment and the loss from discontinued operations of $4.1 million.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions, special dividends, or for common stock repurchases.

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, as further discussed below, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Illiquid Investments

The $29.7 million of ARS that we held at March 31, 2008 began failing to trade at auctions in August 2007 and have continued to fail as of March 31, 2008 due to insufficient bids from buyers. While we now earn a premium interest rate on the ARS that failed to settle in the auction process, the investments cannot be quickly converted into cash. We considered them illiquid as of March 31, 2008 and we have classified them as long-term investments. The global financial markets experienced unusual and significant distress during the first quarter of 2008 and that distress may continue for the duration of 2008 and possibly longer.

Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the lack of liquidity of those investments will affect our ability to operate our businesses in the ordinary course.

Stock Repurchase Program

On June 8, 2007, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months.

We did not purchase any shares under any plan during the three months ended March 31, 2008 and 2007.

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

On January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. We did not elect to apply the fair value option to our financial assets and financial liabilities.

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position, cash flows, or results of operations. We are currently evaluating the remaining provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2009 for nonfinancial assets and nonfinancial liabilities will have on our financial position, cash flows, and results of operations.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2008 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

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

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search products and services. We generated approximately 50% and 47% of our online search revenues through relationships with our top ten distribution partners for the first quarter of 2008 and fourth quarter of 2007, respectively. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

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

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Our top two customers jointly accounted for 97% or more of our online search revenues in the first quarter of 2008 and fourth quarter of 2007, respectively. Google and Yahoo! each accounted for more than 10% of our revenues in the three-month period ended March 31, 2008. Our principal agreements with these customers expire in 2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer.

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

We have incurred net losses on an annual basis from our inception through December 31, 2007, except for 2004, 2005 and 2007, and we incurred a net loss in the first quarter of 2008. As of March 31, 2008, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services, marketing and new distribution channels, and data centers;

•	cash distributions to our shareholders or stock repurchases;

•	additional restructuring charges we may need to incur in the future;

•	litigation expense, including settlement;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for our products and services;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities (“ARS”) that we purchased for $40.4 million. These investments failed to trade at recent auctions due to insufficient bids from buyers. While we now earn a premium interest rate on the ARS that failed to settle in the auction process, the investments cannot be quickly converted into cash and were considered illiquid as of March 31, 2008. We determined that the fair value of those ARS was $29.7 million at March 31, 2008, and we recorded impairment charges to a portion of the ARS of $6.7 million and $2.2 million in the first quarter of 2008 and the fourth quarter of 2007, respectively. If the issuers of such ARS are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS may continue to decline and we may record further impairment charges, including impairments classified as temporary at March 31, 2008. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On May 2, 2008, the closing price of our common stock was $10.32. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our online search products and services are in young industries that have undergone rapid and dramatic changes in their short history. We have also recently completed the sale of our directory and mobile services businesses. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	execute our business strategy based on our new business model;

•	attract and retain users to our owned and operated sites;

•	attract and retain distribution partners for our online search services;

•	attract and retain customers;

•	manage our growth, control expenditures and align costs with revenues;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	consolidation of customers or their advertising networks;

•	alternatives to access the Internet;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries; and

•	expand our customer base in markets in which we operate and into other markets.

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

Like many technology companies, we use stock options, restricted stock units and other equity-based awards to recruit technology professionals and senior level employees. We have instituted a restricted stock unit program in lieu of issuing stock options to employees, other than executives and selected employees, because stock options are not currently seen as providing enough incentive to attract or retain employees and because, beginning in 2006, the accounting treatment of options required us to expense the fair value of our employee stock options, which may make it difficult or overly expensive for us to issue stock options to our employees in the future. Additionally, due to the reduction in our stock price as a result of our recent dividends, most outstanding options held by employees have an exercise price significantly higher than the current market price of our stock. With respect to those employees to whom we also issue options, we face a significant challenge in retaining them if the value of these stock options is either not substantial enough or so substantial that the employee leaves after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

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

Our success depends, in part, on the performance, reliability and availability of our services. In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and transferred the personnel who operated such assets, and, through a transition period currently set to end in September 2008, a third party will be providing data center services to us for our on-going online search business. During this transition period, as we develop our own data centers for our on-going online search business, we will be dependent on such third party to provide us with the data center services we previously provided to ourselves at the same or better levels of performance and reliability. Additionally, the data center infrastructure and components of the third party providing us these services is also used by the third party to provide similar services to itself and another company. Changes made at the request of one company to the infrastructure may result in unforeseen and adverse effects on the services being provided to us. Failure by the third party to provide us such services at such levels of performance and reliability, or adverse effects resulting from changes to the infrastructure, could have a material adverse effect on our operations and our financial results.

Furthermore, the cost of replacing the services currently being provided to us by the third party will most likely result in significant additional capital and operating expenses, which could have a material adverse effect on our financial results. Also, if we have not replaced the services currently being provided by the third party when the transition period expires, we will need to operate our systems either through an extension with such third party or an alternative provider. There can be no assurance that the third party provider will extend the transition period, and the transition to an alternative provider may result in significant additional capital and operating expenses. The potential alternative provider may expose us to similar risks as our current provider, which may have a material adverse effect on our operations and financial performance. The migration of the services to us or to an alternative service provider also exposes us to the potential loss or corruption of our data as a result of the transition, which may have a negative effect on our operations. We will also need to hire new personnel to operate our own data centers. There can be no assurance that we will be able to identify, hire and retain adequate and trained personnel to operate our own data centers, which could have a material adverse effect on our operations and financial results.

Our systems could fail or become unavailable, which could harm our reputation, result in a loss of current and potential customers and cause us to breach agreements with our partners.

In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and the transferred personnel who operated such assets, and, through a transition period currently set to end in September 2008, a third party will be providing data center services to us for our on-going online search business. Thereafter, either we or another third party will need to provide data center services to support our business. Regardless of whether we or a third party provides the data center services for use in our business, we or the third party may not have disaster and redundancy planning or facilities in place so that business-critical systems services are redundant across two physical locations. Such systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, such systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we and, during the transition period, the third party providing us with these services may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which could have a material adverse effect on our operations or financial results.

If the volume of traffic to our products and services increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. During the transition period discussed above, we may need to rely on the third party providing data center services to us to carry out such expansion and upgrading of their systems, technology and infrastructure. Our ability or that of the third party to support our expansion and upgrade requirements may be constrained due to our or the third party’s business demands. Due to the number of our customers and the products and services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times, lower levels of customer service, and limit our ability to develop and release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or we or, during the transition period, the third party fails to expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner.

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

We obtain content and commerce information from third parties. When we distribute this information, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which may expose us to legal liability as well. We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, negligence, defamation, invasion of privacy or product or service liability. We are also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information and search related data. If we do not comply with these laws and regulations, we may be exposed to legal liability.

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

Several federal or state laws and the laws and regulations of foreign countries could impact our business. Federal laws include those designed to restrict the online distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for online services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services. Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. Foreign countries in which we provide our services have and may in the future enact laws and regulations governing the provision of online search services, including the collection of end user information and data as part of such services that may affect the ability to continue to provide such services in the manner currently provided.

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

We rely on the infrastructure of the Internet networks, over which we have no control and the failure of which could substantially undermine our operations.

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

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

10.1(1)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and David B. Binder

10.2(1)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Eric M. Emans

10.3(2)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Sunil Thomas

10.4(2)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Alejandro C. Torres

10.5(2)	Tenth Amendment to Office Lease, effective as of January 29, 2008, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 4, 2008.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the registrant on February 25, 2008.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David B. Binder
David B. Binder Chief Financial Officer (Principal Financial Officer)

Dated: May 06, 2008

INDEX TO EXHIBITS

10.1(1)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and David B. Binder

10.2(1)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Eric M. Emans

10.3(2)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Sunil Thomas

10.4(2)*	Employment Agreement effective as of January 1, 2008 between InfoSpace, Inc. and Alejandro C. Torres

10.5(2)	Tenth Amendment to Office Lease, effective as of January 29, 2008, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 4, 2008.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the registrant on February 25, 2008.

*	Indicates a management contract or compensatory plan or arrangement.