Form 10-Q
period 2008-06-30
INFOSPACE INC
filed 2008-08-06
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐            Accelerated filer  ☒             Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, Par Value $.0001	34,554,671

INFOSPACE, INC.

FORM 10-Q

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$161,624	$498,326
Short-term investments, available-for-sale	29,690	39,019
Accounts receivable, net of allowance of $102 and $202	16,155	17,081
Notes and other receivables	944	7,104
Prepaid expenses and other current assets	1,788	1,902
Assets of discontinued operations	25	4,730

Total current assets	210,226	568,162
Property and equipment, net	18,239	10,945
Long-term investments, available-for-sale	27,179	37,472
Goodwill and other intangible assets, net	44,123	44,123
Other long-term assets	9,283	10,722

Total assets	$309,050	$671,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,104	$5,148
Accrued expenses and other current liabilities	24,336	78,703
Special dividend payable	—	299,296
Liabilities of discontinued operations	3,114	21,753

Total current liabilities	34,554	404,900
Other long-term liabilities	1,481	634

Total liabilities	36,035	405,534
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $.001—authorized, 900,000,000 shares; issued and outstanding, 34,394,872 and 34,321,954 shares	3	3
Additional paid-in capital	1,293,348	1,286,219
Accumulated deficit	(1,021,874)	(1,021,034)
Accumulated other comprehensive income	1,538	702

Total stockholders’ equity	273,015	265,890

Total liabilities and stockholders’ equity	$309,050	$671,424

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$38,328	$31,763	$80,510	$67,627
Operating expenses:
Content and distribution	18,062	12,597	39,854	27,545
Systems and network operations	2,774	2,406	5,216	4,685
Product development	2,929	2,484	5,138	4,763
Sales and marketing	6,041	6,665	9,830	11,490
General and administrative	4,960	29,557	12,682	39,199
Depreciation	1,731	1,273	3,218	2,656
Restructuring and other, net	(2,011)	(1,669)	(1,871)	(2,502)

Total operating expenses	34,486	53,313	74,067	87,836

Operating income (loss)	3,842	(21,550)	6,443	(20,209)
Gain (loss) on investments, net	(4,362)	65	(11,069)	65
Other income, net	2,654	4,360	4,897	9,685

Income (loss) from continuing operations before income taxes	2,134	(17,125)	271	(10,459)
Income tax benefit (expense)	577	(3,894)	395	(6,969)

Income (loss) from continuing operations	2,711	(21,019)	666	(17,428)
Loss from discontinued operations, net of taxes	(821)	(7,111)	(1,311)	(11,242)
Gain (loss) on sale of discontinued operations, net of taxes	43	—	(195)	—

Net income (loss)	$1,933	$(28,130)	$(840)	$(28,670)

Earnings (loss) per share – Basic
Income (loss) from continuing operations	$0.08	$(0.64)	$0.02	$(0.54)
Loss from discontinued operations	(0.02)	(0.22)	(0.04)	(0.35)
Gain (loss) on sale of discontinued operations	0.00	—	(0.00)	—

Net income (loss) per share	$0.06	$(0.86)	$(0.02)	$(0.89)

Weighted average shares outstanding used in computing basic income (loss) per share	34,334	32,626	34,316	32,047

Earnings (loss) per share – Diluted
Income (loss) from continuing operations	$0.08	$(0.64)	$0.02	$(0.54)
Loss from discontinued operations	(0.02)	(0.22)	(0.04)	(0.35)
Gain (loss) on sale of discontinued operations	0.00	—	(0.00)	—

Net income (loss) per share	$0.06	$(0.86)	$(0.02)	$(0.89)

Weighted average shares outstanding used in computing diluted income (loss) per share	34,755	32,626	34,628	32,047

Comprehensive income (loss)
Net income (loss)	$1,933	$(28,130)	$(840)	$(28,670)
Foreign currency translation adjustment	26	(5)	114	19
Unrealized loss on investments, available-for-sale	(2,691)	(12)	(10,347)	(28)
Reclassification adjustment for other than temporary losses on investments, available-for-sale, included in net income (loss)	4,362	—	11,069	—

Comprehensive income (loss)	$3,630	$(28,147)	$(4)	$(28,679)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended June 30,
	2008	2007
Operating activities:
Net loss	$(840)	$(28,670)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	1,311	17,428
Loss on sale of discontinued operations	195	—
Loss on investments	11,069	—
Stock-based compensation	7,201	9,486
Depreciation	3,218	2,947
Restructuring and other, net	26	811
Deferred income taxes	(819)	800
Net gain on sale of non-core assets	(1,897)	(3,313)
Other	40	(36)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	847	(2,359)
Notes and other receivables	5,741	1,847
Prepaid expenses and other current assets	114	83
Other long-term assets	2,442	135
Accounts payable	(991)	(5,169)
Accrued expenses and other current and long-term liabilities	(55,030)	(9,971)

Net cash used by operating activities	(27,373)	(15,981)
Investing activities:
Purchases of property and equipment	(5,715)	(4,173)
Other long-term assets	(1,003)	—
Loan to equity investee	—	(2,000)
Proceeds from the sale of assets	2,316	2,223
Proceeds from sales and maturities of investments	27,300	225,480
Purchases of investments	(17,984)	(74,523)

Net cash provided by investing activities	4,914	147,007
Financing activities:
Special dividend paid	(299,146)	(208,203)
Proceeds from stock option and warrant exercises	15	12,756
Proceeds from issuance of stock through employee stock purchase plan	219	741
Repayment of capital lease obligation	(32)	—

Net cash used by financing activities	(298,944)	(194,706)
Discontinued operations:
Net cash provided (used) by operating activities attributable to discontinued operations	(15,299)	20,839
Net cash used by investing activities attributable to discontinued operations	—	(9,674)

Net cash provided (used) by discontinued operations	(15,299)	11,165

Net decrease in cash and cash equivalents	(336,702)	(52,515)
Cash and cash equivalents:
Beginning of period	498,326	162,387

End of period	$161,624	$109,872

Non cash items:
Purchases of property and equipment under capital lease	$1,300	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

The Company’s chief executive officer, who is its chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by revenue information disaggregated by geographic region and other measures for purposes of allocating resources and evaluating financial performance. The Company’s operations are not organized into components below the consolidated unit level, and operating results are not reported to the chief executive officer for components below the consolidated unit level. Accordingly, the Company’s management considers InfoSpace to be in a single reporting segment and a single operating unit structure.

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

		Fair value measurements at the reporting date using
	June 30, 2008	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$161,624	$161,624	$—	$—
Available-for-sale securities	56,869	29,690	—	27,179
Equity investment	2,000	—	—	2,000
Warrants	188	—	—	188

	$220,681	$191,314	$—	$29,367

The Company’s available-for-sale securities include $27.2 million of auction rate securities (“ARS”), which are classified as long-term, in the Level 3 category within the input hierarchy, because there are significant unobservable inputs associated with those investments. The Company’s ARS are floating rate securities with either long-term maturities or no maturity date, which are marketed by financial institutions with auction reset dates primarily at 28 day intervals to provide short-term liquidity. The ARS that the company owns are comprised of two types. The first type of ARS is collateralized by investment-grade corporate debt and prime-rated mortgage-backed debt, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral by the ARS issuer, the Company is entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). Beginning in August 2007, auctions for the ARS that the Company held at June 30, 2008 began to fail due to insufficient bids from buyers which resulted in higher interest rates being earned on those securities. While the Company receives regular interest payments for those ARS, the Company does not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, the Company sells those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three and six months ended June 30, 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Three and six months ended June 30, 2008
	ARS rated AA	ARPS rated from AA to B	Total ARS and ARPS	Equity investment	Warrants	Total
Balance at January 1, 2008	$20,905	$16,567	$37,472	$2,000	$188	$39,660
Other-than-temporary impairment	—	(6,707)	(6,707)	—	—	(6,707)
Temporary impairment	(1,279)	—	(1,279)	—	—	(1,279)
Temporary impairment reclassified to other-than-temporary	—	251	251	—	—	251

Balance at March 31, 2008	19,626	10,111	29,737	2,000	188	31,925
Other-than-temporary impairment	(2,331)	(2,031)	(4,362)	—	—	(4,362)
Temporary impairment reclassified to other-than-temporary	1,804	—	1,804	—	—	1,804

Balance at June 30, 2008	$19,099	$8,080	$27,179	$2,000	$188	$29,367

In the three and six months ended June 30, 2008, the Company recorded an other-than-temporary impairment in Loss on investments, net in the accompanying unaudited Condensed Consolidated Statement of Operations of $4.4 million and $11.1 million, respectively, which included $1.8 million and $2.1 million of impairments previously classified as temporary, respectively. The Company did not record any investment impairments in Loss from investments in the three and six months ended June 30, 2007.

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

At June 30, 2008, the Company held warrants to purchase shares in a privately-held company with a fair value of $188,000. The warrants are classified in Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on investments in its unaudited Condensed Consolidated Statements of Operations.

The Company uses fair value measurements on a recurring basis in the assessment of its equity investment in a privately-held company classified as Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. At June 30, 2008, the carrying value of its investment in a privately-held company is $2.0 million. The Company assesses its investment in a privately-held company for impairment in accordance with FASB Staff Position FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. The Company did not record any impairment charges for the investment in a privately-held company in the three and six months ended June 30, 2008 or 2007.

In the three and six months ended June 30, 2008 and 2007, the Company did not measure the fair value of any of its assets or liabilities other than cash and cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. The Company’s management considers the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Systems and network operations	$446	$264	$813	$465
Product development	1,047	616	1,640	1,185
Sales and marketing	1,038	1,390	1,891	2,702
General and administrative	1,643	2,809	2,857	5,134

Total	$4,174	$5,079	$7,201	$9,486

Excluded from the amounts for the three and six months ended June 30, 2008 and 2007 are the following amounts included in Restructuring, resulting from options held by terminated employees, amounts that were capitalized as part of internal-use software, and amounts that were reclassified as discontinued operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Restructuring	$—	$86	$60	$(68)
Internal-use software	54	138	437	202
Discontinued operations – directory business	7	382	52	943
Discontinued operations – mobile business	77	3,351	89	5,668

Total	$138	$3,957	$638	$6,745

To estimate the compensation expense that was recognized under SFAS No. 123(R), Share-Based Payment, for the three and six months ended June 30, 2008 and 2007, the Company used the fair value at date of grant for Restricted Stock Units (“RSUs”) and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its stock option and ESPP incentive plans:

	Employee stock option plans				Employee stock purchase plan
	Three months ended June 30,		Six months ended June 30,		Three and six months ended June 30,
	2008	2007	2008	2007	2008	2007
Risk-free interest rate	2.19%	4.90%	2.46%	4.87%	3.78%	5.12%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	47%	48%	47%	50%	63%	41%
Expected life	2.8 years	2.2 years	2.8 years	2.5 years	6 months	6 months

4.	Net Loss Per Share

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Weighted average common shares outstanding, basic	34,334	32,626	34,316	32,047
Dilutive stock options and warrants	421	—	312	—

Weighted average common shares outstanding, diluted	34,755	32,626	34,628	32,047
Antidilutive stock option, RSU, and warrant equivalents excluded from dilutive share calculation	433	1,563	560	1,849
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	4,931	4,791	5,178	5,367

5.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with its capital and operating lease obligations (in thousands):

	Remainder of 2008	2009	2010	2011	2012	2013	Total
Operating lease commitments	$859	$2,021	$2,100	$2,088	$2,158	$367	$9,593
Capital lease commitments (net of imputed interest and executory costs)	206	454	462	156	—	—	1,278

Total	$1,065	$2,475	$2,562	$2,244	$2,158	$367	$10,871

As of June 30, 2008, the Company has pledged $6.1 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Litigation

On January 11, 2007, EMI Entertainment World, Inc. (“EMI”) and its associated music publishers filed a lawsuit against the Company and several alleged subsidiaries or predecessors-in-interest in the United States District Court for the Southern District of New York. The plaintiffs charged that the Company breached two ringtone license agreements by underpaying royalties, and infringed the plaintiffs’ copyrights by making unlicensed use of the plaintiffs’ works. The plaintiffs claimed in excess of $10 million in damages for the alleged breaches of contract and in excess of $100 million in statutory damages for alleged copyright infringement. The Company filed counterclaims for breach of contract and tortious interference, demanding in excess of $1.5 million in damages. Effective June 30, 2008, the parties entered into a settlement agreement. Pursuant to that settlement, both parties dismissed their claims with prejudice. The settlement agreement did not have a material adverse effect on the Company’s business or results of operations and the Company does not expect that it will do so.

Contingencies

In the three months ended June 30, 2008, the Company determined that loss contingencies existed for certain contracts related to the Company’s discontinued operations. In the three months ended June 30, 2008, the Company recorded an expense of $380,000 in Loss from discontinued operations in the accompanying unaudited Condensed Consolidated Statement of Operations for these estimated liabilities. Additionally, as of June 30, 2008, it is reasonably possible that additional losses may be incurred, although the Company cannot reasonably estimate any additional possible losses.

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

For the three months ended June 30, 2008 and 2007, the Company recorded the recapture of previously recorded Restructuring charges of $114,000 and expensed $378,000, respectively. Restructuring charges were $26,000 and $811,000 for the six months ended June 30, 2008 and 2007, respectively.

In 2007, the Company sold its directory and mobile businesses and, as a result, committed to a plan to make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities.

In 2006, as a result of being informed by one of its carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, the Company committed to a plan to substantially reduce its mobile content offerings and make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities. The Company recorded $71.9 million of expense related to the plans described above through June 30, 2008.

The Company does not expect to incur material additional restructuring charges in 2008 related to initiatives identified to date that have not yet been recognized in the unaudited Condensed Consolidated Statements of Operations.

Restructuring for the three and six months ended June 30, 2008 and 2007 consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Employee separation	$(26)	$472	$54	$361
Stock-based compensation	—	86	60	(68)
Contractual commitments	(88)	61	(88)	473
Estimated future lease losses	—	(370)	—	(84)
Other	—	129	—	129

	$(114)	$378	$26	$811

At June 30, 2008, the liability associated with the restructuring related charges was $75,000 and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Liability at December 31, 2007	$7,289	$230	$109	$7,628
Provision for Restructuring	24	—	—	24
Adjustments	138	2	(94)	46
Payments in three months ended March 31, 2008	(7,053)	(144)	—	(7,197)

Liability at March 31, 2008	398	88	15	501
Adjustments	(26)	(88)	—	(114)
Payments in three months ended June 30, 2008	(312)	—	—	(312)

Liability at June 30, 2008	$60	$—	$15	$75

Other, net consists of costs and/or benefits that are not directly associated with other revenues or operating expense classifications. Other, net benefit of $1.9 million for the three and six months ended June 30, 2008, and $2.1 million and $3.3 million for the three and six months ended June 30, 2007, respectively, consisted of the net gain on sale of certain non-core assets.

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

The Company recorded an income tax benefit of $577,000 and $395,000 for the three and six months ended June 30, 2008, respectively. The Company recorded an income tax expense of $3.9 million and $7.0 million for the three and six months ended June 30, 2007, respectively. Income tax expense for each period included U.S. federal tax, state and foreign taxes. Income tax benefit for the three and six months ended June 30, 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences and the U.S. federal alternative minimum tax and certain one-time items primarily attributable to restructuring. Income tax expense for the three and six months ended June 30, 2007 differed from the tax expense at the statutory rates due to certain one-time items primarily attributable to foreign operations.

During the three and six months ended June 30, 2008, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

8.	Discontinued Operations

In 2007, the Company completed the sales of its directory and mobile businesses. The results of operations from the directory and mobile businesses are reflected in the unaudited Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, income (loss) before taxes, income tax benefit (expense), income (loss) from discontinued operations, net of taxes and gain (loss) on sale of discontinued operations, net of taxes for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands):

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Directory	Mobile	Total	Directory	Mobile	Total
Revenue from discontinued operations	$—	$53	$53	$7,979	$30,788	$38,767

Income (loss) from discontinued operations before taxes	(7)	(934)	(941)	3,578	(14,869)	(11,291)
Income tax benefit (expense)	(5)	125	120	(1,259)	5,439	4,180

Income (loss) from discontinued operations, net of taxes	$(12)	$(809)	$(821)	$2,319	$(9,430)	$(7,111)

Gain (loss) on sale of discontinued operations, net of taxes	$81	$(38)	$43	$—	$—	$—

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Directory	Mobile	Total	Directory	Mobile	Total
Revenue from discontinued operations	$—	$80	$80	$17,154	$72,392	$89,546

Income (loss) from discontinued operations before taxes	204	(1,425)	(1,221)	7,889	(25,299)	(17,410)
Income tax benefit (expense)	(4)	(86)	(90)	(3,086)	9,254	6,168

Income (loss) from discontinued operations, net of taxes	$200	$(1,511)	$(1,311)	$4,803	$(16,045)	$(11,242)

Gain (loss) on sale of discontinued operations, net of taxes	$66	$(261)	$(195)	$—	$—	$—

Income (loss) from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the directory and mobile businesses.

Assets and liabilities from discontinued operations at June 30, 2008 and December 31, 2007, which entirely related to the Company’s mobile business, consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts receivable	$14	$4,730
Other assets	11	—

Assets of discontinued operations	$25	$4,730

Accounts payable	$45	$3,214
Other current liabilities	3,069	18,539

Liabilities of discontinued operations	$3,114	$21,753

9.	Recent Accounting Pronouncements

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

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our future business plans and growth strategy;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	statements regarding the successful execution of our strategic initiatives;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated benefits from the business and technologies we have acquired, or invested in, or intend to acquire or invest in;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding employee hiring and retention, including anticipated reductions in force and headcount;

•	statements regarding the future payment of dividends;

•	anticipated revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules;

•	statements regarding use of cash, cash needs and ability to raise capital;

•	statements regarding the condition of our cash investments and any income derived therefrom;

•	statements requiring the state of financial markets; and

•	statements regarding potential liability from contractual relationships.

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

From 2004 to 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. The mobile business was comprised of a mobile content product offering and a mobile services offering. In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we restructured our operations accordingly, substantially reduced our mobile content offerings in 2007 and sold significant portions of our remaining mobile content assets. In addition, we undertook further strategic restructuring initiatives in 2007 which resulted in the sales of our online directory business and mobile services business in the fourth quarter of 2007. In December 2007, as a result of the sales of those businesses, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Following the sale of our mobile and directory businesses, our revenues are derived exclusively from providing search products and services.

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

Overview of Second Quarter 2008 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2008. A more detailed discussion, comparing our operating results for the three and six months ended June 30, 2008 and 2007, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We generate revenues from our Web search services when an end user of our services clicks on a paid search link displayed on our Web site or displayed on a distribution partner’s Web property. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services. Revenues from continuing operations for the three months ended June 30, 2008 increased to $38.3 million from $31.8 million in the three months ended June 30, 2007. This increase was due to an increase in revenue from search results delivered through certain of our distribution partners and was partially offset by decreased paid click volume on our owned properties. During the three months ended June 30, 2008, approximately 63% of our search revenues came from our search distribution partners, as compared to approximately 53% during the three months ended June 30, 2007.

Content and distribution costs from continuing operations for the three months ended June 30, 2008 increased to $18.1 million from $12.6 million in the three months ended June 30, 2007, primarily due to increases in revenue from search results delivered through certain of our distribution partners and increases in our revenue sharing rates.

Other operating expenses from continuing operations for the three months ended June 30, 2008 were $18.4 million, a decrease from $42.4 million in the three months ended June 30, 2007. Other operating expenses include expenses related to Systems and network operations, Product development, Sales and marketing, General and administrative, and Depreciation, and exclude Restructuring and other, net. The decrease from the three months ended June 30, 2007 was primarily attributable to decreases in payments made to employees related to the cash distribution to shareholders in May 2007, stock-based compensation expense relating to stock-based incentives provided to our employees, and other operating expenses as a result of our restructuring described above.

Restructuring and other, net for the three months ended June 30, 2008 primarily consisted of the $1.9 million gain on sale of certain non-core assets.

In the three months ended June 30, 2008, we recorded a loss on investments of $4.4 million related to the illiquid auction rate securities investments that we held at June 30, 2008.

Other income, net for the three months ended June 30, 2008 was $2.7 million, as compared to $4.4 million in the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in interest income on a lower average balance of investments due to the dividends paid during the second quarter of 2007 and the first quarter of 2008 and was partially offset by income of $1.1 million related to the resolution of a bankruptcy claim. Additionally, we recorded an income tax benefit from continuing operations of $577,000 in the second quarter of 2008, as compared to expense of $3.9 million in the second quarter of 2007.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our unaudited Condensed Consolidated Financial Statements for all periods presented. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our unaudited Condensed Consolidated Financial Statements do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and can be unreliable as indications of future performance.

Loss from discontinued operations for the three months ended June 30, 2008 was $821,000, as compared to $7.1 million in the three months ended June 30, 2007. Gain from the sale of discontinued operations was $43,000 in the three months ended June 30, 2008 as compared to zero for the three months ended June 30, 2007.

Net income for the three months ended June 30, 2008 was $1.9 million compared to a net loss of $28.1 million in the three months ended June 30, 2007. The increase in net income was primarily attributable to the items noted above.

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

Our $56.9 million of available-for-sale securities include $29.7 million of investments which are classified as short-term as of June 30, 2008, in the Level 1 input category, as defined by SFAS No. 157, because active markets and quoted prices exist for those assets. The remainder of our available-for-sale securities is comprised of $27.2 million of auction rate securities (“ARS”) which are classified as long-term, in the Level 3 category, as defined by SFAS No. 157, because there are significant unobservable inputs associated with those investments. We paid $40.4 million for our ARS. Our ARS are floating rate securities with either long-term maturities or no maturity date which are marketed by financial institutions with auction reset dates primarily at 28 day intervals to provide short-term liquidity. Beginning in August 2007, auctions for the ARS that we held at June 30, 2008 began to fail due to insufficient bids from buyers, which resulted in higher interest rates being earned on those securities. Although we receive regular interest payments on those ARS, we do not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, we sell those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

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

At June 30, 2008, we held $19.1 million of ARS which are rated AA and were issued by various insurance companies. Those ARS were rated AAA when we purchased them for $21.4 million. The underlying collateral of those ARS is investment-grade corporate debt and prime-rated mortgage-backed debt. Those ARS are also insured by monoline insurance companies. As of June 30, 2008, we have recorded $2.3 million of other-than-temporary impairments for those ARS, which were all recorded in the three months ended June 30, 2008, which included $1.3 million recorded as temporary impairments during the three months ended March 31, 2008, and $525,000 of impairments classified as temporary at December 31, 2007.

At June 30, 2008, we held $8.1 million of ARS which are rated from AA to B and were issued by various insurance companies. In the event of default or liquidation of the collateral by the ARS issuer, we are entitled to receive non-convertible preferred shares in the ARS issuer. Those ARS were rated AA when we purchased them for $19.0 million. As of June 30, 2008, we have recorded $10.9 million of other-than-temporary impairments for those ARS. In the three and six months ended June 30, 2008, we recorded other-than-temporary impairment charges of $2.0 million and $8.7 million, respectively. In the three months ended March 31, 2008, the $6.7 million of other-than-temporary impairment charges included $251,000 of impairments classified as temporary at December 31, 2007.

We did not record any impairments for our ARS in the three and six months ended June 30, 2007.

The global financial markets experienced unusual and significant distress during the first half of 2008. If the ARS issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS may continue to decline and we may record further other-than-temporary impairment charges.

At June 30, 2008, we held warrants to purchase shares in a privately-held company with a fair value of $188,000. The warrants are classified in Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses in its unaudited Condensed Consolidated Statements of Operations.

We use fair value measurements on a recurring basis in the assessment of an equity investment in a privately-held company. At June 30, 2008, the carrying value of our investment in a privately-held company is $2.0 million. We initially recorded our equity investment in a privately-held company at fair value and have assessed those assets for impairment periodically thereafter. The lowest level of inputs for measuring the fair value of those assets is Level 3. The unobservable inputs used in the analysis of the fair value of the investment in a privately-held company primarily include our estimates of the privately-held company’s business prospects and financial condition. Changes in these estimates and assumptions could materially affect the determination of fair value for our investment in a privately-held company. We assess our investment in a privately-held company for impairment in accordance with FASB Staff Position FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. We did not record any impairment charges for the investment in a privately-held company in the three months ended June 30, 2008.

In the first two quarters of 2008 and 2007, we did not measure the fair value of any of our assets or liabilities other than our cash and cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. We consider the carrying values of our accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

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

Significant judgments required to estimate the fair value of goodwill include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for goodwill. At December 31, 2007 and June 30, 2008, we had $43.9 million of goodwill on our balance sheet.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. During the three months ended June 30, 2008 and 2007, we recognized $4.2 million and $5.1 million of stock-based compensation expense, respectively.

Calculating stock-based compensation expense relies upon certain assumptions, including the expected term of the stock-based awards, expected stock price volatility, and the expected pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could materially vary in the future.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the gains (losses) on sale, results of operations and cash flows of the directory and mobile businesses presented for all periods have been reported as discontinued operations. In addition, the assets and liabilities of the mobile business have been classified as assets and liabilities of discontinued operations at December 31, 2007 and June 30, 2008. The process used to separately present continuing and discontinued operations required significant judgment to implement and relied on certain estimates and assumptions. Different estimates and assumptions could materially affect the allocations of gain or loss on sale, results of operations, cash flows, assets and liabilities to the mobile businesses.

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

Historical Results of Operations

For the three months ended June 30, 2008, our net income was $1.9 million. We have incurred net losses on an annual basis for all but three of the years since our inception. Additionally, we incurred a net loss in the first quarter of 2008 and as of June 30, 2008, have an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three and Six months ended June 30, 2008 and 2007

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

Revenue for the three and six months ended June 30, 2008 and 2007 is presented below (amounts in thousands):

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2008	2007	2007	2008	2007	2007
Revenue	$38,328	$31,763	$6,565	$80,510	$67,627	$12,883

The increase in revenue for search products and services for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, is due to an increase in revenue from search results delivered through certain of our distribution partners and was partially offset by decreased paid click volume on our owned properties. During the three months ended June 30, 2008, approximately 63% of our revenues came from our search distribution partners, as compared to approximately 53% during the three months ended June 30, 2007.

The increase in revenue for search products and services for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, is due to an increase in revenue from search results delivered through certain of our distribution partners and was partially offset by decreased paid click volume on our owned properties. During the six months ended June 30, 2008, approximately 66% of our revenues came from our search distribution partners, as compared to approximately 55% during the six months ended June 30, 2007.

Seasonality

Our search services are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three months ended June 30,		Change from 2007	Six months ended June 30,		Change from 2007
	2008	2007		2008	2007
Content and Distribution Expenses	$18,062	$12,597	$5,465	$39,854	$27,545	$12,309
Percent of Revenue	47.1%	39.6%	7.5%	49.5%	40.7%	8.8%

The increase in search content and distribution expenses for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, is primarily due to an increase in revenue shared with our distribution partners from search results delivered through those distribution partners and increases in our revenue sharing rates with our distribution partners. We anticipate that our search content and distribution expenses will increase in absolute dollars if revenues increase through growth from existing arrangements with our search distribution partners or we add new search distribution partners. If search revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution expenses as a percentage of revenue will increase. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenues for the foreseeable future.

Systems and Network Operations Expenses. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, and temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three months ended June 30,		Change from 2007	Six months ended June 30,		Change from 2007
	2008	2007		2008	2007
Systems and Network Operations Expenses	$2,774	$2,406	$368	$5,216	$4,685	$531
Percent of Revenue	7.2%	7.6%	(0.4)%	6.5%	6.9%	(0.4)%

Systems and network operations expenses increased by $368,000 and $531,000 to $2.8 million and $5.2 million for the three and six months ended June 30, 2008, respectively, as compared to $2.4 million and $4.7 million for the three and six months ended June 30, 2007, respectively. There were no material variances between the expenses recorded for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2008.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three months ended June 30,		Change from 2007	Six months ended June 30,		Change from 2007
	2008	2007		2008	2007
Product Development Expenses	$2,929	$2,484	$445	$5,138	$4,763	$375
Percent of Revenue	7.6%	7.8%	(0.2)%	6.4%	7.0%	(0.6)%

Product development expenses increased by $445,000 and $375,000 to $2.9 million and $5.1 million for the three and six months ended June 30, 2008, respectively, as compared to $2.5 million and $4.8 million for the three and six months ended June 30, 2007, respectively. The absolute dollar increase for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was primarily due to an increase in stock-based compensation expense of $431,000 and $455,000 for the three and six months ended June 30, 2008, respectively. There were no other material variances between the expenses recorded for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2008.

Product development costs may not be consistent with revenue trends as they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that product development expenses will increase as a percent of revenue as we continue to invest in our products and services.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three months ended June 30,		Change from 2007	Six months ended June 30,		Change from 2007
	2008	2007		2008	2007
Sales and Marketing Expenses	$6,041	$6,665	$(624)	$9,830	$11,490	$(1,660)
Percent of Revenue	15.8%	21.0%	(5.2)%	12.2%	17.0%	(4.8)%

Sales and marketing expenses decreased by $624,000 and $1.7 million to $6.0 million and $9.8 million for the three and six months ended June 30, 2008, respectively, as compared to $6.7 million and $11.5 million for the three and six months ended June 30, 2007, respectively. The absolute dollar decrease for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was primarily attributable to a decrease of $1.7 million in payments made to employees related to the cash distribution to shareholders in May 2007 and decreases of $352,000 and $811,000, respectively, in stock-based compensation expense. These decreases were partially offset by increases in advertising and marketing expense of $1.3 million and $920,000 for the three and six months ended June 30, 2008, respectively.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, legal settlements, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three months ended June 30,		Change from 2007	Six months ended June 30,		Change from 2007
	2008	2007		2008	2007
General and Administrative Expenses	$4,960	$29,557	$(24,597)	$12,682	$39,199	$(26,517)
Percent of Revenue	12.9%	93.0%	(80.1)%	15.8%	58.0%	(42.2)%

General and administrative expenses decreased by $24.6 million to $5.0 million for the three months ended June 30, 2008 as compared to $29.6 million for the three months ended June 30, 2007. The absolute dollar decrease for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily attributable to a decrease in payments made to employees related to the cash distribution to shareholders in May 2007 of $16.5 million, a decrease in professional service fees of $5.4 million, a decrease in stock-based compensation expense of $1.2 million, and a decrease in litigation settlements of $626,000.

General and administrative expenses decreased by $26.5 million to $12.7 million for the six months ended June 30, 2008 as compared to $39.2 million for the six months ended June 30, 2007. The absolute dollar decrease for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily attributable to a decrease in payments made to employees related to the cash distribution to shareholders in May 2007 of $16.5 million, a decrease in professional service fees of $6.1 million, a decrease in stock-based compensation expense of $2.3 million, and a decrease in litigation settlements of $1.1 million.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures and leasehold improvements. Depreciation of property and equipment totaled $1.7 million and $3.2 million for the three and six months ended June 30, 2008, respectively, compared to $1.3 million and $2.7 million for the three and six months ended June 30, 2007, respectively.

Restructuring and Other, Net. During the three and six months ended June 30, 2008, we recaptured restructuring charges of $114,000 and recorded a total restructuring charge of $26,000, respectively, as part of the restructuring plan announced in 2007. We recorded a total restructuring charge of $378,000 and $811,000 in the three and six months ended June 30, 2007, respectively. In future periods, adjustments and additions may be made to the amounts recorded as of June 30, 2008.

Other, net totaled $1.9 million for the three and six months ended June 30, 2008 and $2.1 million and $3.3 million for the three and six months ended June 30, 2007, respectively, and consists primarily of the gains on sale of certain non-core assets.

Gain (Loss) on Investments, Net. In the three and six months ended June 30, 2008, we recorded a loss on investments of $4.4 million and $11.1 million, respectively, related to our illiquid ARS that we held at June 30, 2008. In the three and six months ended June 30, 2007, we recorded a gain on an equity investment of $65,000.

Other Income, Net. Other income, net totaled $2.7 million and $4.9 million for the three and six months ended June 30, 2008, respectively, compared to $4.4 million and $9.7 million for three and six months ended June 30, 2007, respectively. Other income, net, primarily consists of interest income. The decrease in interest income for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, was primarily attributable to a lower balance of investments as a result of the aggregate $507.3 million of special dividends paid in May 2007 and January 2008. The decrease in interest income for the three and six months ended June 30, 2008 was partially offset by income of $1.1 million related to the resolution of a bankruptcy claim. We expect interest income to decline due to the reduced balance in investments.

Income Tax Expense. We recorded an income tax benefit of $577,000 and $395,000 for the three and six months ended June 30, 2008, respectively. We recorded an income tax provision of $3.9 million and $7.0 million for the three and six months ended June 30, 2007, respectively. For each period, the income tax provision included U.S. federal tax, state and foreign taxes. Income tax expense for the three and six months ended June 30, 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax and certain one-time items primarily attributable to restructuring. Income tax expense for the three and six months ended June 30, 2007 differed from the tax expense at the statutory rates due to certain one-time items primarily attributable to foreign operations.

Income from Discontinued Operations. In the fourth quarter of 2007, we completed the sales of our directory and mobile businesses and have reflected loss from those businesses as loss from discontinued operations. Revenue, loss before taxes, income tax benefit (expense), loss from discontinued operations and gain (loss) on sale of discontinued operations for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue from discontinued operations	$53	$38,767	$80	$89,546

Loss from discontinued operations before taxes	(941)	(11,291)	(1,221)	(17,410)
Income tax benefit (expense)	120	4,180	(90)	6,168

Loss from discontinued operations, net of taxes	$(821)	$(7,111)	$(1,311)	$(11,242)

Gain (loss) on sale of discontinued operations, net of taxes	$43	$—	$(195)	$—

Liquidity and Capital Resources

As of June 30, 2008, we had cash and marketable investments of $218.5 million, consisting of cash and cash equivalents of $161.6 million, short-term investments available-for-sale of $29.7 million, and long-term investments available-for-sale of $27.2 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our capital and operating lease obligations (in thousands):

	Remainder of 2008	2009	2010	2011	2012	2013	Total
Operating lease commitments	$859	$2,021	$2,100	$2,088	$2,158	$367	$9,593
Capital lease commitments (net of imputed interest and executory costs)	206	454	462	156	—	—	1,278

Total	$1,065	$2,475	$2,562	$2,244	$2,158	$367	$10,871

For certain of our revenue share agreements with our search distribution partners, we are required to make non-cancelable guaranteed minimum revenue share payments to those partners over the term of the respective agreements. We typically recognize expense related to the minimum revenue share payments on a straight-line basis over the expected service period. As of June 30, 2008, we have no material commitments with our search distribution partners because the commitments have expired or were terminated.

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At June 30, 2008, the total amount of collateral pledged under these agreements was $6.1 million.

Cash Flows

Net cash provided by operating activities consists of net loss offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the six months ended June 30, 2008 and 2007 (in thousands):

	Six months ended June 30,
	2008	2007
Net cash used by operating activities from continuing operations	$(27,373)	$(15,981)
Net cash provided by investing activities	4,914	147,007
Net cash used by financing activities	(298,944)	(194,706)
Net cash provided (used) by discontinued operations	(15,299)	11,165

Net decrease in cash and cash equivalents	$(336,702)	$(52,515)

Net cash used by operating activities was $27.4 million for the six months ended June 30, 2008, consisting of our net loss of $840,000, cash used by changes in our operating assets and liabilities of $56.0 million primarily consisting of the payments of employee expenses related to the $299.1 million special dividend paid on January 8, 2008 and employee separation payments, which resulted in decreases in accrued expenses and other current and long-term liabilities, and accounts payable, and adjustments not affecting cash flows used by operating activities of $2.7 million related to deferred income taxes and the gain on sale of certain non-core assets. Partially offsetting these decreases were changes in our operating assets and liabilities of $9.1 million, consisting of decreases in notes and other receivables, other long-term assets, accounts receivable, and prepaid expenses and other current assets and adjustments not affecting cash flows provided by operating activities of $23.1 million, primarily consisting of loss on investments, net, stock-based compensation expense, depreciation, loss from discontinued operations, and loss on the sale of discontinued operations.

Net cash used by operating activities was $16.0 million for the six months ended June 30, 2007, consisting of our net loss of $28.7 million, changes in our operating assets and liabilities of $17.5 million primarily consisting of decreases in accrued expenses and other current and long-term liabilities and accounts payable, and increases in accounts receivable and adjustments not affecting cash flows provided by operating activities of $3.3 million primarily consisting of the gain on the sale of assets. Partially offsetting these decreases is cash provided by changes in our operating assets and liabilities of $2.1 million, consisting of decreases in notes and other receivables, other long-term assets, and prepaid expenses and other current assets, and adjustments not affecting cash flows provided by operating activities of $31.5 million, consisting of loss from discontinued operations, stock-based compensation expense, depreciation, restructuring, and deferred income taxes.

Net cash provided by investing activities totaled $4.9 million for the six months ended June 30, 2008, primarily consisting of the net decrease in short-term investments of $9.3 million and proceeds from the sale of assets of $2.3 million. These increases in cash were partially offset by $5.7 million used to purchase property and equipment and the increase in other long-term assets of $1.0 million.

Net cash provided by investing activities totaled $147.0 million for the six months ended June 30, 2007, primarily consisting of the net decrease in short-term investments of $151.0 million and proceeds from the sale of assets $2.2 million, partially offset by $4.2 million used to purchase property and equipment and a $2.0 million loan to an equity investee.

Net cash used by financing activities totaled $298.9 million in the six months ended June 30, 2008, and primarily consisted of the $299.1 million special dividend paid to shareholders in January 2008. Partially offsetting this decrease was cash proceeds of $234,000 from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash used by financing activities totaled $194.7 million in the six months ended June 30, 2007 and primarily consisted of the $208.2 million special dividend paid to shareholders in May 2007. Partially offsetting this decrease was cash proceeds of $13.5 million from the exercise of stock options, warrants, and from sales of shares through our employee stock purchase plan.

Net cash used by discontinued operations totaled $15.3 million for the six months ended June 30, 2008, primarily consisting of loss from discontinued operations of $1.3 million and cash used by decreases in liabilities net of operating assets of discontinued operations of $14.0 million.

Net cash provided by discontinued operations totaled $11.2 million for the six months ended June 30, 2007, primarily consisting of cash provided by decreases in operating assets net of liabilities of discontinued operations of $38.3 million. This increase was partially offset by $9.7 million to purchase property and equipment and the loss from discontinued operations of $17.4 million.

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

Illiquid Investments

The $27.2 million of ARS that we held at June 30, 2008 began failing to trade at auctions in August 2007 and have continued to fail as of June 30, 2008 due to insufficient bids from buyers. While we now earn a premium interest rate on the ARS that failed to settle in the auction process, the investments cannot be quickly converted into cash. We considered them illiquid as of June 30, 2008 and we have classified them as long-term investments. The global financial markets experienced unusual and significant distress during the first half of 2008 and that distress may continue for the duration of 2008 and possibly longer, which may continue to impair our ability to liquidate those ARS.

Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the lack of liquidity of those investments will affect our ability to operate our businesses in the ordinary course.

Stock Repurchase Program

On June 16, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. As of June 30, 2008, no shares have been purchased under this plan.

On June 8, 2007, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. We did not purchase any shares under this plan prior to its expiration in June 2008.

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

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2008 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

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

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in our workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses as a result of the sale of our directory and mobile services businesses, including reductions in our workforce. Effecting any restructuring or streamlining places significant strains on management, our employees, and our operational, financial, and other resources. In addition, such actions could impair our development, marketing, sales and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation and other effects from such restructuring and streamlining. Such effects from restructuring and streamlining could have a negative impact on our financial results.

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our online search products and services, the loss of which could have a material adverse effect on our financial results.

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search products and services. We generated approximately 43% and 50% of our online search revenues through relationships with our top ten distribution partners for the second and first quarters of 2008, respectively. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that we compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2008 and 2009. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. In particular, competition is increasing for quality consumer traffic in the online search market. Recently, we have experienced increased competition from our content providers, whom we refer to as customers, seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. We anticipate that our content and distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet. Further, if our customers perceive that they are not receiving quality traffic from our Web Sites or the Web property of a distribution partner to their advertiser networks, they may reduce the fees they pay to us. Either of these factors could have a negative material impact on our financial results.

Most of our revenues from our online search business are based on the number of paid “clicks” on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the customer that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be a large percentage of clicks for which it needs to pay, but that do not result in the intended objectives of such advertiser, the advertiser may reduce or eliminate its advertisements through the customer that provided the commercial search result to us because of such poor quality traffic. This leads to a loss of revenue to our customers and consequently to fewer fees paid to us. Also, if a customer perceives that the traffic originating from one of our Web sites or the Web property of a distribution partner is of poor quality, the customer may discount the amount it charged all the advertisers whose paid-click advertisements appeared on such Web site or Web property based on the amount of poor quality traffic and accordingly reduce the amount of fees it would have otherwise paid us for all paid-clicks originating from such Web site or Web property. The customer may also suspend or terminate our ability to provide its content through such distribution partner. The payment of fewer fees to us or the inability to provide content through such distribution partners could have a material negative effect on our financial results.

If we fail to detect invalid click activity, we could lose the confidence of advertisers and of our customers, which could cause our business to suffer.

Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or when a competitor of the advertiser clicks on the advertiser’s search result to increase the advertising expense of the advertiser. Some of this invalid click activity is sometimes referred to as “click fraud.” When such invalid click activity is detected, our customers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners’ Web properties or our own Web sites, our customers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the customer pays us. If we or our customers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the customer because such invalid clicks do not generate quality traffic to such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could also lead to a loss of advertisers and revenue to our customers and consequently to fewer fees paid to us. Also, as discussed above, the customer may discount the amount it charged all the advertisers whose paid-click advertisements appeared on such Web site or Web property based on the amount of poor quality traffic, including invalid click activity, and accordingly reduce the amount of fees it would have otherwise paid us for all paid-clicks originating from such Web site or Web property. Additionally, if we are unable to detect and stop invalid click activity that may originate from our own Web sites or the Web properties of our distribution partners, our customers may impose restrictions on our ability to provide their commercial search results on our own Web sites or to our current and future distribution partners, which could have a material negative impact on our financial results.

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

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Google and Yahoo! jointly accounted for 95% or more of our online search revenues in both the second and first quarters of 2008 and each accounted for more than 10% of our revenues in the same periods. Our principal agreements with these customers expire in 2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer.

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

Under our agreements with our former mobile content providers, we calculated our royalty liability based on inputs from various sources of data and have been and continue to be subject to audits by our former mobile content providers. If our former mobile content providers disagree with the royalty amounts we calculated were due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a former mobile content provider prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected mobile content provider and have an adverse effect on our financial results. As we announced in January 2007, one of our former mobile content providers, EMI Entertainment World, Inc. (“EMI”), instituted litigation against us due to a disagreement, among other things, over the amount of royalties that were due to it from the mobile content it provided. Although the EMI litigation has been settled, there can be no assurance that other former mobile content providers will not also disagree with the royalty amount due to them and initiate their own litigation, which could have a material adverse effect on our financial results.

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

We have incurred net losses on an annual basis for all but three of the years since our inception. In addition, we incurred a net loss in the first quarter of 2008. As of June 30, 2008, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key distribution relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services, marketing and new distribution channels, and data centers;

•	our ability to attract and retain quality traffic;

•	cash distributions to our shareholders or stock repurchases;

•	additional restructuring charges we may need to incur in the future;

•	litigation expense, including settlement;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for our products and services;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities (“ARS”) that we purchased for $40.4 million. These investments failed to trade at recent auctions due to insufficient bids from buyers. While we now earn a premium interest rate on the ARS that failed to settle in the auction process, the investments cannot be quickly converted into cash and were considered illiquid as of June 30, 2008. We determined that the fair value of those ARS was $27.2 million at June 30, 2008, and we recorded impairment charges to a portion of the ARS of $4.4 million, $6.7 million and $2.2 million in the second and first quarters of 2008 and the fourth quarter of 2007, respectively. If the issuers of such ARS are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS may continue to decline and we may record further impairment charges, including impairments classified as temporary at June 30, 2008. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone our business plans or find alternative financing for such business plans, if available.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On August 1, 2008, the closing price of our common stock was $9.39. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new customer or partner relationships or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the search products and services markets;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our success depends, in part, on the performance, reliability and availability of our services. In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and transferred the personnel who operated such assets, and, through a transition period currently set to end in January 2009, a third party will be providing data center services to us for our on-going online search business. During this transition period, as we develop our own data centers for our on-going online search business, we will be dependent on such third party to provide us with the data center services we previously provided to ourselves at the same or better levels of performance and reliability. Additionally, the data center infrastructure and components of the third party providing us these services is also used by the third party to provide similar services to itself. Changes made by the third party to the infrastructure may result in unforeseen and adverse effects on the services being provided to us. Failure by the third party to provide us such services at such levels of performance and reliability, or adverse effects resulting from changes to the infrastructure, could have a material adverse effect on our operations and our financial results.

Furthermore, the cost of replacing the services currently being provided to us by the third party will most likely result in significant additional capital and operating expenses, which could have a material adverse effect on our financial results. Also, if we have not replaced the services currently being provided by the third party when the transition period expires, we will need to operate our systems either through an extension with such third party or an alternative provider. There can be no assurance that the third party provider will extend the transition period, and the transition to an alternative provider may result in significant additional capital and operating expenses. The potential alternative provider may expose us to similar risks as our current provider, which may have a material adverse effect on our operations and financial performance. The migration of the services to us or to an alternative service provider also exposes us to the potential loss or corruption of our data as a result of the transition, which may have a negative effect on our operations. Furthermore, there may be other unforeseen technical or logistical issues that may delay or increase the cost of the transition. We will also need to hire new personnel to operate our own data centers. There can be no assurance that we will be able to identify, hire and retain adequate and trained personnel to operate our own data centers, which could have a material adverse effect on our operations and financial results.

Our systems could fail or become unavailable, which could harm our reputation, result in a loss of current and potential customers and cause us to breach agreements with our partners.

In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and the transferred personnel who operated such assets, and, through a transition period currently set to end in January 2009, a third party will be providing data center services to us for our on-going online search business. Thereafter, either we or another third party will need to provide data center services to support our business. Regardless of whether we or a third party provides the data center services for use in our business, we or the third party may not have disaster and redundancy planning or facilities in place so that business-critical systems services are redundant across two physical locations. Such systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, such systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we and, during the transition period, the third party providing us with these services may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which could have a material adverse effect on our operations or financial results.

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

The Internet industry (including search) has experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•

customers could acquire or be acquired by one of our other customers, or enter into new business relationships with each other, and stop licensing content to us or gain additional negotiating leverage in their relationships with us;

•	our distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our distribution partners could merge with each other, which could reduce our ability to negotiate favorable terms; and

•	competitors could improve their competitive positions through strategic acquisitions or new business relationships with each other.

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

In connection with the sale of our mobile services business, we disposed of most of our data center assets and a third party will be providing data center services to us through a transition period expected to end in January 2009. During this transition period, as we develop our own data centers for our on-going online search business, we will rely on a third party to provide us with the data center services we previously provided to ourselves, which includes security of our networks. Failure by the third party to prevent breaches of our network security could have a material adverse affect our operations and financial results.

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

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 12, 2008, the following proposals were adopted by the margin indicated:

1.	To elect two Class III directors to serve for the ensuing class term and until their successors are duly elected.

Nominee	Shares Voted For	Votes Withheld
Jules Haimovitz	21,520,502	8,141,705
George M. Tronsrue, III	21,026,392	8,635,815

2.	To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for InfoSpace for the fiscal year ending December 31, 2008:

Shares Voted
For	29,271,097
Against	358,879
Abstain	32,231

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

Dated: August 5, 2008

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