Form 10-Q
period 2008-09-30
INFOSPACE INC
filed 2008-11-10
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, Par Value $.0001	34,573,674

INFOSPACE, INC.

FORM 10-Q

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2008	December 31, 2007
		(restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$179,235	$498,326
Short-term investments, available-for-sale	12,961	39,019
Accounts receivable, net of allowance of $93 and $202	14,985	17,081
Notes and other receivables	761	7,104
Prepaid expenses and other current assets	2,047	1,902
Assets of discontinued operations	—	4,730

Total current assets	209,989	568,162
Property and equipment, net	20,118	10,945
Long-term investments, available-for-sale	18,227	37,472
Goodwill and other intangible assets, net	44,123	44,123
Other long-term assets	6,353	10,722

Total assets	$298,810	$671,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,393	$5,148
Accrued expenses and other current liabilities	21,337	78,543
Special dividend payable	—	299,296
Liabilities of discontinued operations	3,052	21,753

Total current liabilities	30,782	404,740
Other long-term liabilities	1,548	634

Total liabilities	32,330	405,374
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 34,563,583 and 34,321,954 shares	3	3
Additional paid-in capital	1,289,743	1,279,225
Accumulated deficit	(1,024,645)	(1,013,880)
Accumulated other comprehensive income	1,379	702

Total stockholders’ equity	266,480	266,050

Total liabilities and stockholders’ equity	$298,810	$671,424

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$39,469	$33,852	$119,979	$101,479
Operating expenses:
Content and distribution	18,265	15,274	58,119	42,819
Systems and network operations	3,238	2,295	8,454	6,980
Product development	2,757	2,086	7,895	6,849
Sales and marketing	6,882	5,518	16,712	17,008
General and administrative	5,940	12,694	18,622	51,893
Depreciation	2,160	1,443	5,378	4,099
Restructuring and other, net	(9)	623	(1,880)	(1,879)

Total operating expenses	39,233	39,933	113,300	127,769

Operating income (loss)	236	(6,081)	6,679	(26,290)
Gain (loss) on investments, net	(11,046)	—	(22,115)	65
Other income, net	1,458	2,804	6,355	12,489

Loss from continuing operations before income taxes	(9,352)	(3,277)	(9,081)	(13,736)
Income tax expense	(548)	(3,355)	(153)	(10,324)

Loss from continuing operations	(9,900)	(6,632)	(9,234)	(24,060)
Loss from discontinued operations, net of taxes	(12)	(5,625)	(1,323)	(16,867)
Loss on sale of discontinued operations, net of taxes	(13)	—	(208)	—

Net loss	$(9,925)	$(12,257)	$(10,765)	$(40,927)

Loss per share – Basic and diluted
Loss from continuing operations	$(0.29)	$(0.20)	$(0.27)	$(0.74)
Loss from discontinued operations	(0.00)	(0.17)	(0.04)	(0.52)
Loss on sale of discontinued operations	(0.00)	—	(0.00)	—

Net loss per share	$(0.29)	$(0.37)	$(0.31)	$(1.26)

Weighted average shares outstanding used in computing basic and diluted loss per share	34,479	33,158	34,371	32,421

Comprehensive loss
Net loss	$(9,925)	$(12,257)	$(10,765)	$(40,927)
Foreign currency translation adjustment	(110)	87	4	106
Unrealized gain (loss) on investments, available-for-sale	(49)	75	(1,382)	47
Reclassification adjustment for other than temporary losses on investments, available-for-sale, included in net loss	—	—	2,055	—

Comprehensive loss	$(10,084)	$(12,095)	$(10,088)	$(40,774)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net loss	$(10,765)	$(40,927)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	1,323	16,867
Loss on sale of discontinued operations	208	—
Loss on investments	22,115	(65)
Stock-based compensation	11,384	17,205
Depreciation	5,378	4,099
Deferred income taxes	(1,423)	618
Net gain on sale of non-core assets	(1,897)	(3,248)
Restructuring and other, net	17	1,369
Other	17	(113)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	2,025	(2,208)
Notes and other receivables	5,927	1,231
Prepaid expenses and other current assets	(145)	996
Other long-term assets	3,278	367
Accounts payable	(464)	(3,825)
Accrued expenses and other current and long-term liabilities	(58,554)	(7,040)

Net cash used by operating activities	(21,576)	(14,674)
Investing activities:
Purchases of property and equipment	(10,672)	(4,294)
Other long-term assets	(1,003)	—
Loan to equity investee	—	(2,000)
Proceeds from the sale of assets	2,313	2,884
Proceeds from sales and maturities of investments	43,980	265,199
Purchases of investments	(17,984)	(127,834)

Net cash provided by investing activities	16,634	133,955
Financing activities:
Special dividend paid	(299,146)	(208,203)
Proceeds from stock option and warrant exercises	16	12,833
Proceeds from issuance of stock through employee stock purchase plan	438	1,381
Repayment of capital lease obligation	(96)	—

Net cash used by financing activities	(298,788)	(193,989)
Discontinued operations:
Net cash provided (used) by operating activities attributable to discontinued operations	(15,361)	39,322
Net cash used by investing activities attributable to discontinued operations	—	(13,568)

Net cash provided (used) by discontinued operations	(15,361)	25,754

Net decrease in cash and cash equivalents	(319,091)	(48,954)
Cash and cash equivalents:
Beginning of period	498,326	162,387

End of period	$179,235	$113,433

Non cash items:
Purchases of property and equipment under capital lease	$1,601	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2007, the Company identified certain errors affecting the Company’s income tax provision for the year ended December 31, 2007 related to the determination of the amount of net operating loss carryforwards utilized in 2007 to offset taxable income for 2007. These errors resulted principally from the recognition of its utilization of alternative minimum tax credit carryforwards, as well as errors related to temporary differences in the tax bases of certain assets and liabilities. As a result of these errors, the Company overstated the portion of the utilization of net operating loss carryforwards that relate to tax deductions associated with the exercise of stock options, which are accounted for as additional paid-in capital, with a corresponding overstatement of its income tax expense from continuing operations in the amount of $6.3 million for the year ended December 31, 2007. The Company also overstated its tax expense related to discontinued operations by $892,000 for the year ended December 31, 2007. These errors also resulted in an overstatement of additional paid-in capital of $7.0 million and an overstatement of accrued expenses and other current liabilities of $160,000 as of December 31, 2007.

The Company believes the correction of these errors is not material to the 2007 consolidated financial statements, and therefore the Company plans to restate its 2007 consolidated financial statements when issuing its 2008 consolidated financial statements. The liabilities and stockholders’ equity sections of the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 have been restated from amounts previously reported.

The effects of this restatement on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 are as follows (in thousands):

	December 31, 2007
	As previously reported	Adjustment	As restated
Accrued expenses and other current liabilities	$78,703	$(160)	$78,543
Total current liabilities	$404,900	$(160)	$404,740
Total liabilities	$405,534	$(160)	$405,374
Additional paid-in capital	$1,286,219	$(6,994)	$1,279,225
Accumulated deficit	$(1,021,034)	$7,154	$(1,013,880)
Total stockholders’ equity	$265,890	$160	$266,050

The effects of this restatement on the results of operations for the three months and year ended December 31, 2007 are as follows (in thousands, except per share data):

	Three months ended December 31, 2007			Year ended December 31, 2007
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Income tax expense	$(9,347)	$6,262	$(3,085)	$(19,671)	$6,262	$(13,409)

Loss from continuing operations	(66,677)	6,262	(60,415)	(90,737)	6,262	(84,475)
Loss from discontinued operations, net of taxes	(8,439)	60	(8,379)	(25,306)	60	(25,246)
Gain on sale of discontinued operations, net of taxes	130,622	832	131,454	130,622	832	131,454

Net income	$55,506	$7,154	$62,660	$14,579	$7,154	$21,733

Net income per share – Basic and diluted
Loss from continuing operations	$(2.00)	$0.18	$(1.82)	$(2.78)	$0.19	$(2.59)
Loss from discontinued operations	(0.25)	0.00	(0.25)	(0.77)	0.00	(0.77)
Gain on sale of discontinued operations	3.92	0.03	3.95	4.00	0.03	4.03

Net income per share	$1.67	$0.21	$1.88	$0.45	$0.22	$0.67

The effects of this restatement on cash flows for the year ended December 31, 2007 are as follows (in thousands):

	Year ended December 31, 2007
	As previously reported	Adjustment	As restated
Operating activities:
Net income	$14,579	$7,154	$21,733
Loss from discontinued operations	$25,306	$(60)	$25,246
Gain on sale of discontinued operations	$(130,622)	$(832)	$(131,454)
Deferred income taxes	$19,810	$(6,994)	$12,816
Excess tax benefits from stock-based award activity	$(30,694)	$6,994	$(23,700)
Accrued expenses and other current and long-term liabilities	$33,882	$(160)	$33,722
Net cash used by operating activities	$(33,378)	$6,102	$(27,276)
Financing activities:
Excess tax benefits from stock-based award activity	$30,694	$(6,994)	$23,700
Net cash used by financing activities	$(162,391)	$(6,994)	$(169,385)
Discontinued operations:
Operating activities	$33,760	$60	$33,820
Investing activities	$341,767	$832	$342,599
Net cash provided by discontinued operations	$375,527	$892	$376,419
Net increase in cash and cash equivalents	$335,939	$—	$335,939

The Company intends to include restated 2007 consolidated financial statements, giving effect to the adjustments noted above, in its 2008 Annual Report on Form 10-K.

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

		Fair value measurements at the reporting date using
	September 30, 2008	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$179,235	$179,235	$—	$—
Available-for-sale securities	31,188	12,961	—	18,227
Equity investment	—	—	—	—
Warrants	94	—	—	94

	$210,517	$192,196	$—	$18,321

The Company’s available-for-sale securities include $18.2 million of auction rate securities (“ARS”), which are classified as long-term, in the Level 3 category within the input hierarchy, because there are significant unobservable inputs associated with those investments. The Company’s ARS are floating rate securities with either long-term maturities or no maturity date, which are marketed by financial institutions with auction reset dates primarily at 28 day intervals to provide short-term liquidity. The ARS that the Company owns are comprised of two types. The first type of ARS is collateralized by investment-grade corporate debt and prime-rated mortgage-backed debt, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral by the ARS issuer, the Company is entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). Beginning in August 2007, auctions for the ARS that the Company held at September 30, 2008 began to fail due to insufficient bids from buyers which resulted in higher interest rates being earned on those securities. While the Company receives regular interest payments for those ARS, the Company does not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, the Company sells those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three and nine months ended September 30, 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Three and nine months ended September 30, 2008
	ARS rated AA	ARPS rated from AA to B	Total ARS and ARPS	Equity investment	Warrants	Total
Balance at January 1, 2008	$20,905	$16,567	$37,472	$2,000	$188	$39,660
Other-than-temporary impairment	(2,331)	(8,738)	(11,069)	—	—	(11,069)
Temporary impairment	(1,279)	—	(1,279)	—	—	(1,279)
Temporary impairment reclassified to other-than-temporary	1,804	251	2,055	—	—	2,055

Balance at June 30, 2008	19,099	8,080	27,179	2,000	188	29,367
Other-than-temporary impairment	(5,955)	(2,997)	(8,952)	(2,000)	(94)	(11,046)

Balance at September 30, 2008	$13,144	$5,083	$18,227	$—	$94	$18,321

In the three and nine months ended September 30, 2008, the Company recorded an other-than-temporary impairment of its available-for-sale investments in Gain (loss) on investments, net in the accompanying unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss of $9.0 million and $20.0 million, respectively, which included zero ($0) and $2.1 million of impairments previously classified as temporary, respectively. The Company did not record any investment impairments in Gain (loss) on investments, net in the three and nine months ended September 30, 2007.

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

As of January 1, 2008, the Company held warrants to purchase shares it held in a privately-held company that had a carrying value of $188,000. In the three and nine months ended September 30, 2008, the Company recorded a charge of $94,000 related to those warrants in Gain (loss) on investments, net in the accompanying unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss, reducing the carrying value of those warrants to $94,000. The warrants are classified in Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on investments in its unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company uses fair value measurements on a recurring basis in the assessment of its equity investment in a privately-held company classified as Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. In the three and nine months ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $2.0 million, reducing the carrying value of its investment in that privately-held company to zero ($0). The Company assesses its investment in that privately-held company for impairment in accordance with FASB Staff Position FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. The Company did not record any impairment charges for the investment in a privately-held company in the three and nine months ended September 30, 2007.

In the three and nine months ended September 30, 2008 and 2007, the Company did not measure the fair value of any of its assets or liabilities other than cash and cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. The Company’s management considers the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Systems and network operations	$494	$377	$1,307	$842
Product development	1,080	706	2,720	1,891
Sales and marketing	1,074	1,926	2,965	4,628
General and administrative	1,535	4,710	4,392	9,844

Total	$4,183	$7,719	$11,384	$17,205

Excluded from the amounts for the three and nine months ended September 30, 2008 and 2007 are the following amounts of stock-based compensation included in Restructuring, resulting from equity awards held by terminated employees, capitalized as part of internal-use software, and reclassified as discontinued operations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Restructuring	$—	$170	$60	$102
Internal-use software	115	209	552	411
Discontinued operations – directory business	—	303	52	1,246
Discontinued operations – mobile business	—	5,264	89	10,932

Total	$115	$5,946	$753	$12,691

To estimate the compensation expense that was recognized under SFAS No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, for the three and nine months ended September 30, 2008 and 2007, the Company used the fair value at date of grant for restricted stock units and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its stock option grants:

	Employee stock option plans
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	—	—	2.46%	4.87%
Expected dividend yield	—	—	0%	0%
Expected volatility	—	—	47%	50%
Expected life	—	—	2.8 years	2.5 years

No stock options were granted during the three months ended September 30, 2008 and 2007.

To estimate the compensation expense that was recognized under SFAS No. 123(R), for the three and nine months ended September 30, 2008 and 2007, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its ESPP incentive plans:

	Employee stock purchase plans
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.01%	5.07%	2.53%	5.10%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	39%	52%	60%	46%
Expected life	6 months	6 months	6 months	6 months

4.	Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for stock options and warrants with an exercise price less than the average stock price during the period presented.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding, basic and diluted	34,479	33,158	34,371	32,421
Antidilutive stock option, restricted stock unit, and warrant equivalents excluded from dilutive share calculation	1,222	1,412	989	1,710
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	4,007	5,575	4,788	5,437

5.	Commitments and Contingencies

The following are the Company’s contractual commitments associated with its capital and operating lease obligations (in thousands):

	Remainder of 2008	2009	2010	2011	2012	2013	Total
Operating lease commitments	$416	$1,641	$1,640	$1,607	$1,659	$283	$7,246
Capital lease commitments (net of imputed interest and executory costs)	137	551	565	209	—	—	1,462

Total	$553	$2,192	$2,205	$1,816	$1,659	$283	$8,708

As of September 30, 2008, the Company has pledged $5.9 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is primarily included in Other long-term assets.

Contingencies

In the three and nine months ended September 30, 2008, the Company recorded expense from settlements and estimated liabilities from loss contingencies of $550,000 and $2.7 million, respectively in Loss from discontinued operations in the accompanying unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. Additionally, as of September 30, 2008, it is reasonably possible that additional losses from contingencies may be incurred, although the Company cannot reasonably estimate any additional possible losses.

Litigation

From time to time the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. Although the Company cannot predict the outcome of these matters with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, partners and other parties. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. It is not possible to determine the maximum potential amount for which the Company could be held liable under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded a liability related to such indemnification provisions.

The Company periodically enters into agreements that require minimum performance commitments. The Company’s management believes that the likelihood is remote that any such arrangements will have a significant adverse effect on its financial position or liquidity. Accordingly, the Company has not recorded a liability related to these contingencies.

6.	Restructuring and Other, net

For the three months ended September 30, 2008 and 2007, the Company recorded the recapture of previously recorded Restructuring charges of $9,000 and recorded additional restructuring charges of $558,000, respectively. Restructuring charges were $17,000 and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.

In 2007, the Company sold its directory and mobile businesses and, as a result, committed to a plan to make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities.

In 2006, as a result of being informed by one of its carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, the Company committed to a plan to substantially reduce its mobile content offerings and make operational changes to its business, which included a reduction in its workforce and, as part of the workforce reduction, consolidation of its facilities. The Company recorded $71.9 million of expense related to the plans described above through September 30, 2008.

The Company does not expect to incur material additional restructuring charges in 2008 related to initiatives identified to date that have not yet been recognized in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restructuring for the three and nine months ended September 30, 2008 and 2007 consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Employee separation	$(2)	$240	$52	$601
Stock-based compensation	—	170	60	102
Contractual commitments	—	76	(88)	549
Estimated future lease losses	(7)	—	(7)	(84)
Other	—	72	—	201

	$(9)	$558	$17	$1,369

At September 30, 2008, the liability associated with the restructuring related charges was $4,000 and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Liability at December 31, 2007	$7,289	$230	$109	$7,628
Provision for Restructuring	24	—	—	24
Adjustments	112	(86)	(94)	(68)
Payments in six months ended June 30, 2008	(7,365)	(144)	—	(7,509)

Liability at June 30, 2008	60	—	15	75
Adjustments	(2)	—	(7)	(9)
Payments in three months ended September 30, 2008	(54)	—	(8)	(62)

Liability at September 30, 2008	$4	$—	$—	$4

Other, net consists of costs and/or benefits that are not directly associated with other revenues or operating expense classifications. Other, net benefit of zero ($0) and $1.9 million for the three and nine months ended September 30, 2008, respectively, and cost of $65,000 and benefit $3.2 million for the three and nine months ended September 30, 2007, respectively, consisted of the net gain on sale of certain non-core assets.

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

The Company recorded an income tax expense of $548,000 and $153,000 for the three and nine months ended September 30, 2008, respectively. The Company recorded an income tax expense of $3.4 million and $10.3 million for the three and nine months ended September 30, 2007, respectively. Income tax expense for each period included U.S. federal tax, state and foreign taxes. Income tax expense for the three months ended September 30, 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences and applying a valuation allowance against deferred tax assets arising during the period. Income tax expense for the nine months ended September 30, 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences, applying a valuation allowance against deferred tax assets arising during the period, and certain one-time items primarily attributable to restructuring. Income tax expense for the three and nine months ended September 30, 2007 differed from the tax expense at the statutory rates due to non-deductible permanent differences and applying a valuation allowance against deferred tax assets.

During the three and nine months ended September 30, 2008, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2007, the Company identified certain errors affecting the Company’s income tax provision for the year ended December 31, 2007. The liabilities and stockholders’ equity sections of the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 have been restated from amounts previously reported to reflect the correction of these errors. See Note 1 for further information regarding this restatement.

8.	Discontinued Operations

In 2007, the Company completed the sales of its directory and mobile businesses. The results of operations from the directory and mobile businesses are reflected in the unaudited Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, income (loss) before taxes, income tax benefit (expense), income (loss) from discontinued operations, net of taxes and gain (loss) on sale of discontinued operations, net of taxes for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands):

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Directory	Mobile	Total	Directory	Mobile	Total
Revenue from discontinued operations	$—	$45	$45	$8,740	$14,896	$23,636

Income (loss) from discontinued operations before taxes	—	(638)	(638)	2,070	(11,045)	(8,975)
Income tax benefit (expense)	(72)	698	626	(689)	4,039	3,350

Income (loss) from discontinued operations, net of taxes	$(72)	$60	$(12)	$1,381	$(7,006)	$(5,625)

Gain (loss) on sale of discontinued operations, net of taxes	$(18)	$5	$(13)	$—	$—	$—

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Directory	Mobile	Total	Directory	Mobile	Total
Revenue from discontinued operations	$—	$125	$125	$25,894	$87,288	$113,182

Income (loss) from discontinued operations before taxes	204	(2,063)	(1,859)	9,959	(36,344)	(26,385)
Income tax benefit (expense)	(76)	612	536	(3,775)	13,293	9,518

Income (loss) from discontinued operations, net of taxes	$128	$(1,451)	$(1,323)	$6,184	$(23,051)	$(16,867)

Gain (loss) on sale of discontinued operations, net of taxes	$48	$(256)	$(208)	$—	$—	$—

Income (loss) from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the directory and mobile businesses.

Assets and liabilities from discontinued operations at September 30, 2008 and December 31, 2007, which entirely related to the Company’s mobile business, consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts receivable	$—	$4,730

Accounts payable	$42	$3,214
Other current liabilities	3,010	18,539

Liabilities of discontinued operations	$3,052	$21,753

9.	Recent Accounting Pronouncements

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

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP No. 157-3 in its consolidated financial statements for the three months ended September 30, 2008. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.

10.	Subsequent Event

In October 2008, the Company committed to a plan to close its European facilities by the end of 2008. Cash charges of approximately $700,000 are expected and primarily relate to employee separation.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our future business plans and growth strategy, including plans to reduce or expand specific operations;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	statements regarding the successful execution of our strategic initiatives;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated benefits from the business and technologies we have acquired, or invested in, or intend to acquire or invest in;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding employee hiring and retention, including anticipated reductions in force and headcount;

•	statements regarding the future payment of dividends;

•	anticipated revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules;

•	statements regarding use of cash, cash needs and ability to raise capital;

•	statements regarding the condition of our cash investments and any income derived therefrom;

•	statements regarding the current or future state of financial or credit markets; and

•	statements regarding potential liability from contractual relationships.

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

We offer search services that enable Internet users to locate information, merchants, individuals, and products online. We offer search services through our owned Web sites, Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have an office in Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

From 2004 to 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. The mobile business was comprised of a mobile content product offering and a mobile services offering. In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we restructured our operations accordingly, substantially reduced our mobile content offerings in 2007 and sold significant portions of our remaining mobile content assets. In addition, we undertook further strategic restructuring initiatives in 2007 which resulted in the sales of our online directory business and mobile services business in the fourth quarter of 2007. In December 2007, as a result of the sales of those businesses, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Following the sale of our mobile and directory businesses, our revenues are derived exclusively from providing online search services.

We generate revenues from our Web search services when an end user of our services clicks on a paid search link displayed on our owned Web site or displayed on a distribution partner’s Web property. We receive content for our search services from certain content providers, whom we refer to as our customers. Revenue from Google and Yahoo! jointly account for over 95% of our total revenue for the three and nine month periods ended September 30, 2008, and we expect this concentration to continue in the foreseeable future. As such, if either of these customers reduce or eliminate the content it provides to us or our distribution partners, or if either of these customers were unwilling to pay us amounts that they owe us, our financial results may materially suffer. Our principle agreements with these customers expire in 2011.

In addition to revenues from search services, we earn service revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

Our ability to grow our online search services revenue on our owned Web sites relies on growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. In recent periods, on our owned Web sites, we have experienced an increase in paid clicks, primarily driven by our marketing initiatives, partially offset by lower average fees per paid click from our customers.

Similar to our owned Web sites, revenues from distribution partners are dependent upon growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. We have experienced steady growth in revenues from our search services offered through the Web properties of distribution partners, which has been primarily attributable to growth in paid click volumes from new distribution partners’ Web properties in the United States. This growth has been partially offset by reductions in the average fees that our customers share with us. In recent periods, our customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us has adversely affected revenues from certain of our distribution partners. In an effort to drive quality traffic to our customers, we continue to invest in product development to expand our online search services offered to our distribution partners.

Engineering, operations and product management personnel remain paramount to our ability to deliver high quality online search services as well as enhance our current technology and grow our product offerings. As such, we expect to continue to invest in our workforce and increase our research and development operations in India. Additionally, we may utilize our cash and short-term and long-term available-for-sale investments to acquire businesses and other assets that will enhance our current technologies and extend our product offerings.

In October 2008, we committed to a plan to close our European facilities by the end of 2008, and expect to incur approximately $700,000 in charges primarily related to employee separation.

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

Overview of Third Quarter 2008 Operating Results

The following is an overview of our operating results for the three months ended September 30, 2008. A more detailed discussion, comparing our operating results for the three and nine months ended September 30, 2008 and 2007, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues from continuing operations for the three months ended September 30, 2008 increased to $39.5 million from $33.9 million in the three months ended September 30, 2007. This increase was due to an increase in revenue from search results delivered through certain of our distribution partners in the United States and an increase in paid click volume on our owned properties attributable primarily to our direct marketing initiatives. During the three months ended September 30, 2008, approximately 61% of our online search revenues came from our search distribution partners, as compared to approximately 58% during the three months ended September 30, 2007.

Content and distribution costs from continuing operations for the three months ended September 30, 2008 increased to $18.3 million from $15.3 million in the three months ended September 30, 2007, primarily due to increases in revenue from search results delivered through certain of our distribution partners and increases in our revenue sharing rates.

Other operating expenses from continuing operations for the three months ended September 30, 2008 were $21.0 million, a decrease from $24.0 million in the three months ended September 30, 2007. Other operating expenses include expenses related to Systems and network operations, Product development, Sales and marketing, General and administrative, and Depreciation, and exclude Restructuring and other, net. The decrease from the three months ended September 30, 2007 was primarily attributable to decreases in payments made to employees related to the cash distribution to shareholders in May 2007, stock-based compensation expense relating to stock-based incentives provided to our employees, and other operating expenses as a result of our restructuring described above.

In the three months ended September 30, 2008, we recorded a loss on investments of $9.0 million related to the illiquid auction rate securities investments that we held at September 30, 2008. In addition, in the three months ended September 30, 2008, we recorded a loss on investments of $2.1 million related to preferred shares and warrants to purchase shares in a privately-held company.

Other income, net for the three months ended September 30, 2008 was $1.5 million, as compared to $2.8 million in the three months ended September 30, 2007. The decrease was primarily attributable to a decrease in interest income on a lower average balance of investments due to the dividends paid during the second quarter of 2007 and the first quarter of 2008. Additionally, we recorded an income tax expense from continuing operations of $548,000 in the third quarter of 2008, as compared to expense of $3.4 million in the third quarter of 2007.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our unaudited Condensed Consolidated Financial Statements for all periods presented. The process to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our unaudited Condensed Consolidated Financial Statements do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and can be unreliable as indications of future performance.

Loss from discontinued operations for the three months ended September 30, 2008 was $12,000, as compared to a loss of $5.6 million in the three months ended September 30, 2007. Loss from the sale of discontinued operations was $13,000 in the three months ended September 30, 2008 as compared to zero ($0) for the three months ended September 30, 2007.

Net loss for the three months ended September 30, 2008 was $9.9 million compared to a net loss of $12.3 million in the three months ended September 30, 2007. The decrease in net loss was primarily attributable to the items noted above.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

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

We recognize amounts due to our distribution partners in the period they are earned and classify such costs as Content and distribution expense in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 1: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2007, for a description of products and services and the related revenue recognition policy.

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

Our $31.2 million of available-for-sale securities include $13.0 million of investments which are classified as short-term as of September 30, 2008, in the Level 1 input category, as defined by SFAS No. 157, because active markets and quoted prices exist for those assets. The remainder of our available-for-sale securities is comprised of $18.2 million of auction rate securities (“ARS”) which are classified as long-term, in the Level 3 category, as defined by SFAS No. 157, because there are significant unobservable inputs associated with those investments. We paid $40.4 million for our ARS. Our ARS are floating rate securities with either long-term maturities or no maturity date which are marketed by financial institutions with auction reset dates primarily at 28 day intervals to provide short-term liquidity. Beginning in August 2007, auctions for the ARS that we held at September 30, 2008 began to fail due to insufficient bids from buyers, which resulted in higher interest rates being earned on those securities. Although we receive regular interest payments on those ARS, we do not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, we sell those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

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

We review our available-for-sale investment impairments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC. We determine the impairment classification of any individual ARS as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. We record other-than temporary impairments in Gain (loss) on investments, net in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, and we record temporary impairments within Accumulated other comprehensive income in our unaudited Condensed Consolidated Balance Sheets.

At September 30, 2008, we held $13.1 million of ARS which are rated AA and were issued by various insurance companies. Those ARS were rated AAA when we purchased them for $21.4 million. The underlying collateral of those ARS is investment-grade corporate debt and prime-rated mortgage-backed debt. Those ARS are also insured by monoline insurance companies. In the three and nine months ended September 30, 2008, we have recorded $6.0 million and $8.3 million of other-than-temporary impairments for those ARS. The $8.3 million of other-than-temporary impairments that we recorded in the nine months ended September 30, 2008 included $1.3 million of impairments initially classified as temporary in 2008, and $525,000 of impairments classified as temporary at December 31, 2007.

At September 30, 2008, we held $5.1 million of ARS which are rated from AA to B and were issued by various insurance companies. In the event of default or liquidation of the collateral by the ARS issuer, we are entitled to receive non-convertible preferred shares in the ARS issuer. Those ARS were rated AA when we purchased them for $19.0 million. In the three and nine months ended September 30, 2008, we have recorded $3.0 million and $11.7 million of other-than-temporary impairments for those ARS. The $11.7 million of other-than-temporary impairments that we recorded in the nine months ended September 30, 2008 included $251,000 of impairments classified as temporary at December 31, 2007. We did not record any impairments for our ARS in the three and nine months ended September 30, 2007.

The global financial markets experienced unusual and significant distress during the first nine months of 2008. If the ARS issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS may continue to decline and we may record further other-than-temporary impairment charges.

As of January 1, 2008, we held warrants to purchase shares in a privately-held company that had a carrying value of $188,000. In the three and nine months ended September 30, 2008, we recorded a decrease in the fair value of those warrants of $94,000, reducing their fair value to $94,000 as of September 30, 2008. The warrants are classified in Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. We account for all derivatives by recognizing the changes in their fair values as gains or losses on investments in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

At September 30, 2008, we held an equity investment in a privately-held company. In the three and nine months ended September 30, 2008, we recorded an other-than-temporary impairment of that investment of $2.0 million, reducing its carrying value to zero ($0) as of September 30, 2008. We initially recorded that equity investment at fair value and assessed it for impairment periodically thereafter. The lowest level of inputs for measuring the fair value of that asset is Level 3. The unobservable inputs used in the analysis of the fair value of that investment primarily included our estimates of the privately-held company’s business prospects and financial condition. We assess our investment in a privately-held company for impairment in accordance with FASB Staff Position FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. We did not record any impairment charges for the investment in a privately-held company in the three months ended September 30, 2007.

In the first three quarters of 2008 and 2007, we did not measure the fair value of any of our assets or liabilities other than our cash and cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. We consider the carrying values of our accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

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

Significant judgments required to estimate the fair value of goodwill include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for goodwill. At December 31, 2007 and September 30, 2008, we had $43.9 million of goodwill on our balance sheet.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. During the three months ended September 30, 2008 and 2007, we recognized $4.2 million and $7.7 million of stock-based compensation expense, respectively.

Calculating stock-based compensation expense relies upon certain assumptions, including the expected term of the stock-based awards, expected stock price volatility, and the expected pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could materially vary in the future.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the gains (losses) on sale, results of operations and cash flows of the directory and mobile businesses presented for all periods have been reported as discontinued operations. In addition, the assets and liabilities of the mobile business have been classified as assets and liabilities of discontinued operations at December 31, 2007 and September 30, 2008. The process used to separately present continuing and discontinued operations required significant judgment to implement and relied on certain estimates and assumptions. Different estimates and assumptions could materially affect the allocations of gain or loss on sale, results of operations, cash flows, assets and liabilities to the mobile businesses.

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

Historical Results of Operations

For the three months ended September 30, 2008, our net loss was $9.9 million. We have incurred net losses on an annual basis for all but three of the years since our inception. Additionally, we incurred a net loss in the first quarter of 2008 and as of September 30, 2008, have an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three and Nine months ended September 30, 2008 and 2007

Revenue. We primarily receive revenues from our content providers, whom we refer to as our customers, when an end user of our Web search services clicks on a paid search link that is provided by a customer and displayed on our owned Web site or displayed on the Web property of a distribution partner. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

Revenue for the three and nine months ended September 30, 2008 and 2007 is presented below (amounts in thousands):

	Three months ended September 30,		Change from 2007	Nine months ended September 30,		Change from 2007
	2008	2007		2008	2007
Revenue	$39,469	$33,852	$5,617	$119,979	$101,479	$18,500

The increase in revenue for online search services for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, is due to an increase in revenue from search results delivered through certain of our distribution partners in the United States and an increase in paid click volume on our owned properties attributable primarily to our direct marketing initiatives. During the three months ended September 30, 2008, approximately 61% of our revenues came from our search distribution partners, as compared to approximately 58% during the three months ended September 30, 2007. During the nine months ended September 30, 2008, approximately 65% of our revenues came from our search distribution partners, as compared to approximately 56% during the nine months ended September 30, 2007.

Seasonality

Revenues from online search services from our owned Web sites are historically affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Three months ended September 30,		Change from 2007	Nine months ended September 30,		Change from 2007
	2008	2007		2008	2007
Content and Distribution Expenses	$18,265	$15,274	$2,991	$58,119	$42,819	$15,300
Percent of Revenue	46.3%	45.1%	1.2%	48.4%	42.2%	6.2%

The increase in search content and distribution expenses for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, is primarily due to an increase in revenue shared with our distribution partners from search results delivered through those distribution partners and increases in our revenue sharing rates with our distribution partners. We anticipate that our search content and distribution expenses will increase in absolute dollars if revenues increase through growth from existing arrangements with our search distribution partners or we add new search distribution partners. If online search revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution expenses as a percentage of revenue will increase. We expect that online search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our online search revenues for the foreseeable future.

Systems and Network Operations Expenses. Systems and network operations consists of expenses associated with the delivery, maintenance and support of our services and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, and temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Three months ended September 30,		Change from 2007	Nine months ended September 30,		Change from 2007
	2008	2007		2008	2007
Systems and Network Operations Expenses	$3,238	$2,295	$943	$8,454	$6,980	$1,474
Percent of Revenue	8.2%	6.8%	1.4%	7.1%	6.9%	0.2%

Systems and network operations expenses increased by $943,000 and $1.5 million to $3.2 million and $8.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $2.3 million and $7.0 million for the three and nine months ended September 30, 2007, respectively. The absolute dollar increase for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 was primarily due to an increase in personnel expenses, including employee salaries, temporary help, contractors, and stock-based compensation expense, of $653,000 and $1.1 million for the three and nine months ended September 30, 2008, respectively, to construct and migrate to our new data centers, which became necessary following the completion of the sale of our mobile business and our related data center assets.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Three months ended September 30,		Change from 2007	Nine months ended September 30,		Change from 2007
	2008	2007		2008	2007
Product Development Expenses	$2,757	$2,086	$671	$7,895	$6,849	$1,046
Percent of Revenue	7.0%	6.2%	0.8%	6.6%	6.7%	(0.1)%

Product development expenses increased by $671,000 to $2.8 million for the three months ended September 30, 2008 as compared to $2.1 million for the three months ended September 30, 2007. The absolute dollar increase for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to an increase in personnel expenses, including employee salaries, temporary help, contractors, and stock-based compensation expense, of $784,000 for the three months ended September 30, 2008.

Product development expenses increased by $1.0 million to $7.9 million for the nine months ended September 30, 2008 as compared to $6.8 million for the nine months ended September 30, 2007. The absolute dollar increase for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to an increase in personnel expenses, including employee salaries, temporary help, contractors, and stock-based compensation expense, of $1.4 million for the nine months ended September 30, 2008. This increase was partially offset by a decrease in payments made to employees related to the cash distribution to shareholders in May 2007 of $378,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Product development costs may not be consistent with revenue trends because they represent key costs to develop and enhance our product offerings.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, advertising, market research and promotion expenses. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Three months ended September 30,		Change from 2007	Nine months ended September 30,		Change from 2007
	2008	2007		2008	2007
Sales and Marketing Expenses	$6,882	$5,518	$1,364	$16,712	$17,008	$(296)
Percent of Revenue	17.4%	16.3%	1.1%	13.9%	16.8%	(2.9)%

Sales and marketing expenses increased by $1.4 million to $6.9 million for the three months ended September 30, 2008 as compared to $5.5 million for the three months ended September 30, 2007. The absolute dollar increase for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily attributable to an increase of $2.3 million in advertising and marketing expense related to our direct marketing initiatives, which was partially offset by a decrease in stock-based compensation expense of $853,000 for the three months ended September 30, 2008.

Sales and marketing expenses decreased by $296,000 to $16.7 million for the nine months ended September 30, 2008 as compared to $17.0 million for the nine months ended September 30, 2007. The absolute dollar decrease for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily attributable to a $1.7 million decrease in payments made to employees related to the cash distribution to shareholders in May 2007 and a decrease of $1.7 million in stock-based compensation expense. These decreases were partially offset by an increase in advertising and marketing expense of $3.2 million for the nine months ended September 30, 2008.

Sales and marketing expenses may increase in absolute dollars as we continue to invest in marketing initiatives and sales promotions and expand our products, services and distribution channels.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, legal settlements, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Three months ended September 30,		Change from 2007	Nine months ended September 30,		Change from 2007
	2008	2007		2008	2007
General and Administrative Expenses	$5,940	$12,694	$(6,754)	$18,622	$51,893	$(33,271)
Percent of Revenue	15.0%	37.5%	(22.5)%	15.5%	51.1%	(35.6)%

General and administrative expenses decreased by $6.8 million to $5.9 million for the three months ended September 30, 2008 as compared to $12.7 million for the three months ended September 30, 2007. The absolute dollar decrease for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily attributable to a decrease in stock-based compensation expense of $3.2 million, a decrease in professional service fees of $1.5 million, a decrease in personnel related expenses, including employee salaries, of $1.2 million, and a decrease in facilities expense of $519,000.

General and administrative expenses decreased by $33.3 million to $18.6 million for the nine months ended September 30, 2008 as compared to $51.9 million for the nine months ended September 30, 2007. The absolute dollar decrease for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily attributable to a decrease in payments made to employees related to the cash distribution to shareholders in May 2007 of $16.5 million, a decrease in professional service fees of $7.6 million related to the sale of the directory and mobile businesses before the definitive agreements in connection with the sale of those businesses were signed, a decrease in stock-based compensation expense of $5.5 million, a decrease in litigation settlements of $1.1 million, a decrease in facilities expense of $1.1 million, and a decrease in personnel related expenses, including employee salaries, of $703,000.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures and leasehold improvements. Depreciation of property and equipment increased to $2.2 million and $5.4 million for the three and nine months ended September 30, 2008, respectively, compared to $1.4 million and $4.1 million for the three and nine months ended September 30, 2007, respectively. This increase was primarily due to equipment purchased for the new data centers opened in 2008.

Restructuring and Other, Net. We recorded total restructuring charges of $558,000 and $1.4 million in the three and nine months ended September 30, 2007, respectively, related to the restructuring plans committed to in 2006 and 2007, and we recorded immaterial adjustments to charges related to those plans in the three and nine months ended September 30, 2008. In future periods, adjustments and additions may be made to the amounts recorded as of September 30, 2008.

Other, net totaled zero ($0) and $1.9 million for the three and nine months ended September 30, 2008 and $65,000 and $3.2 million for the three and nine months ended September 30, 2007, respectively, and consists primarily of the gains on sales of certain non-core assets.

Gain (Loss) on Investments, Net. In the three and nine months ended September 30, 2008, we recorded a loss on investments of $11.0 million and $22.1 million, respectively, which primarily consisted of $9.0 million and $20.0 million recorded the three and nine months ended September 30, 2008, respectively, of other-than-temporary impairments related to our illiquid ARS. In addition, in the three and nine months ended September 30, 2008, we recorded a charge of $2.1 million to reduce the carrying value of certain equity investments in a privately held company. We did not record any material gains or losses on investments recorded in the three and nine months ended September 30, 2007.

Other Income, Net. Other income, net totaled $1.5 million and $6.4 million for the three and nine months ended September 30, 2008, respectively, compared to $2.8 million and $12.5 million for three and nine months ended September 30, 2007, respectively. Other income, net, primarily consists of interest income. The decrease in interest income for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, was primarily attributable to a lower balance of investments as a result of the aggregate $507.3 million of special dividends paid in May 2007 and January 2008. The decrease in interest income for the nine months ended September 30, 2008 was partially offset by income of $1.1 million related to cash received for the resolution of a bankruptcy claim.

Income Tax Expense. We recorded an income tax expense of $548,000 and $153,000 for the three and nine months ended September 30, 2008, respectively. We recorded an income tax expense of $3.4 million and $10.3 million for the three and nine months ended September 30, 2007, respectively. For each period, the income tax expense included U.S. federal tax, state and foreign taxes. Income tax expense for the three months ended September 30, 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences and applying a valuation allowance against deferred tax assets arising during the period. Income tax expense for the nine months ended September 30, 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences, applying a valuation allowance against deferred tax assets arising during the period, and certain one-time items primarily attributable to restructuring. Income tax expense for the three and nine months ended September 30, 2007 differed from the tax expense at the statutory rates due to non-deductible permanent differences and applying a valuation allowance against deferred tax assets.

Income from Discontinued Operations. In the fourth quarter of 2007, we completed the sales of our directory and mobile businesses and have reflected loss from those businesses as loss from discontinued operations. Revenue, loss before taxes, income tax benefit, loss from discontinued operations and loss on sale of discontinued operations for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue from discontinued operations	$45	$23,636	$125	$113,182

Loss from discontinued operations before taxes	(638)	(8,975)	(1,859)	(26,385)
Income tax benefit	626	3,350	536	9,518

Loss from discontinued operations, net of taxes	$(12)	$(5,625)	$(1,323)	$(16,867)

Loss on sale of discontinued operations, net of taxes	$(13)	$—	$(208)	$—

Liquidity and Capital Resources

As of September 30, 2008, we had cash and marketable investments of $210.4 million, consisting of cash and cash equivalents of $179.2 million, short-term investments available-for-sale of $13.0 million, and long-term investments available-for-sale of $18.2 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

The following are our contractual commitments associated with our capital and operating lease obligations (in thousands):

	Remainder of 2008	2009	2010	2011	2012	2013	Total
Operating lease commitments	$416	$1,641	$1,640	$1,607	$1,659	$283	$7,246
Capital lease commitments (net of imputed interest and executory costs)	137	551	565	209	—	—	1,462

Total	$553	$2,192	$2,205	$1,816	$1,659	$283	$8,708

We have pledged a portion of our cash and cash equivalents as collateral for standby letters of credit and bank guaranties for certain of our property leases. At September 30, 2008, the total amount of collateral pledged under these agreements was $5.9 million.

Cash Flows

Net cash provided by operating activities consists of net loss offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine months ended September 30,
	2008	2007
Net cash used by operating activities from continuing operations	$(21,576)	$(14,674)
Net cash provided by investing activities	16,634	133,955
Net cash used by financing activities	(298,788)	(193,989)
Net cash provided (used) by discontinued operations	(15,361)	25,754

Net decrease in cash and cash equivalents	$(319,091)	$(48,954)

Net cash used by operating activities was $21.6 million for the nine months ended September 30, 2008, consisting of our net loss of $10.8 million, cash used by changes in our operating assets and liabilities of $59.2 million consisting of a decrease in accrued expenses and other current liabilities which primarily resulted from payments of employee expenses related to the $299.1 million special dividend paid on January 8, 2008 and employee separation payments, a decrease in accounts payable and increases in prepaid expenses and other current assets, and adjustments not affecting cash flows used by operating activities of $3.3 million related to the gain on sale of certain non-core assets and deferred income taxes. Partially offsetting these decreases were changes in our operating assets and liabilities of $11.2 million, consisting of decreases in notes and other receivables, other long-term assets, and accounts receivable and adjustments not affecting cash flows provided by operating activities of $40.4 million, primarily consisting of loss on investments, net, stock-based compensation expense, depreciation, loss from discontinued operations, and loss on the sale of discontinued operations.

Net cash used by operating activities was $14.7 million for the nine months ended September 30, 2007, consisting of our net loss of $40.9 million, changes in our operating assets and liabilities of $13.1 million primarily consisting of decreases in accrued expenses and other current and long-term liabilities and accounts payable, and increases in accounts receivable and adjustments not affecting cash flows provided by operating activities of $3.4 million primarily consisting of the gain on the sale of certain non-core assets. Partially offsetting these decreases is cash provided by changes in our operating assets and liabilities of $2.5 million, consisting of decreases in notes and other receivables, prepaid expenses and other current assets and other long-term assets, and adjustments not affecting cash flows provided by operating activities of $40.2 million, consisting of stock-based compensation expense, loss from discontinued operations, depreciation, restructuring, and deferred income taxes.

Net cash provided by investing activities totaled $16.6 million for the nine months ended September 30, 2008, primarily consisting of the net decrease in short-term investments of $26.0 million and proceeds from the sale of assets of $2.3 million. These increases in cash were partially offset by $10.7 million used to purchase property and equipment and the increase in other long-term assets of $1.0 million.

Net cash provided by investing activities totaled $134.0 million for the nine months ended September 30, 2007, primarily consisting of the net decrease in short-term investments of $137.4 million and proceeds from the sale of assets $2.9 million, partially offset by $4.3 million used to purchase property and equipment and a $2.0 million loan to an equity investee.

Net cash used by financing activities totaled $298.8 million in the nine months ended September 30, 2008, and primarily consisted of the $299.1 million special dividend paid to shareholders in January 2008. Partially offsetting this decrease was cash proceeds of $454,000 from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash used by financing activities totaled $194.0 million in the nine months ended September 30, 2007 and primarily consisted of the $208.2 million special dividend paid to shareholders in May 2007. Partially offsetting this decrease was cash proceeds of $14.2 million from the exercise of stock options, warrants, and from sales of shares through our employee stock purchase plan.

Net cash used by discontinued operations totaled $15.4 million for the nine months ended September 30, 2008, primarily consisting of loss from discontinued operations of $1.3 million and cash used by decreases in liabilities net of operating assets of discontinued operations of $14.0 million.

Net cash provided by discontinued operations totaled $25.8 million for the nine months ended September 30, 2007, primarily consisting of cash provided by decreases in operating assets net of liabilities of discontinued operations of $56.2 million. This increase was partially offset by the loss from discontinued operations of $16.9 million and $13.6 million to purchase property and equipment.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions, special dividends, or for common stock repurchases.

We believe that existing cash balances, cash equivalents, short term investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies that complement our business from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, as further discussed below, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors relating to the Company, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Illiquid Investments

The $18.2 million of ARS that we held at September 30, 2008 began failing to trade at auctions in August 2007 and have continued to fail as of September 30, 2008 due to insufficient bids from buyers. While we now earn a premium interest rate on the ARS that failed to settle in the auction process, the investments cannot be converted into cash in the foreseeable future. We considered them illiquid as of September 30, 2008 and we have classified them as long-term investments. The global financial markets experienced unusual and significant distress during the first nine months of 2008 and that distress may continue for the duration of 2008 and possibly longer, which may continue to impair our ability to liquidate those ARS.

Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the lack of liquidity of those investments will affect our ability to operate our businesses in the ordinary course.

Stock Repurchase Program

On June 16, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. As of September 30, 2008, no shares have been purchased under this plan.

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

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we adopted the provisions of FSP No. 157-3 in our consolidated financial statements for the three months ended September 30, 2008. The adoption did not have a material impact on our financial position, cash flows or results of operations.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2008 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Form 10-Q for additional discussions of our market risks.

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

We have recently completed a major restructuring of our business. On October 31, 2007, we completed the sale of our directory business to Idearc Inc. and, on December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. This significantly reduced the size of our business and our revenues, and our business model now centers on our online search services. There can be no assurance that our focus on online search will produce acceptable results. If we are not successful in implementing or operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for our products and services, and other factors described in this section, and may have a material negative impact on our financial results.

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

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Google and Yahoo! jointly accounted for 95% or more of our online search revenues in each completed quarter of 2008 and each accounted for more than 10% of our revenues in the same periods. Our principal agreements with these customers expire in 2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers are unwilling to pay us amounts that they owe us, or dispute amounts they owe us or have paid to us, our financial results would materially suffer.

Failure by us or our search distribution partners to comply with the requirements and guidelines imposed by our customers relating to the use or distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the customer to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our customers, we may not be able to continue to use such customers’ content or provide the content to such distribution partners, we may be liable to such customers for certain damages they may suffer, and such customers may terminate their agreements with us. Such requirements and guidelines relate to various matters regarding the use and distribution of the customers’ content, and our customers have modified their requirements and guidelines from time to time, and may do so in the future. Such modifications may restrict or limit our ability to provide content through our Web sites or the Web properties of our distribution partners affected by such modifications, which may have a material and adverse effect on our financial results. In the past, certain of our customers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major customers, including Google and Yahoo!, give such customers the ability to terminate their agreements with us immediately in the case of certain breaches, regardless of whether such breaches could be cured.

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

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our online search services, the loss of which could have a material adverse effect on our financial results.

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search services. We generated approximately 45%, 43% and 50% of our online search revenues through relationships with our top ten distribution partners for the third, second and first quarters of 2008, respectively. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that we compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2009 and 2010. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. In particular, competition is increasing for quality consumer traffic in the online search market. Recently, we have experienced increased competition from our content providers, whom we refer to as customers, seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. We anticipate that our content and distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet. Further, if our customers perceive that they are not receiving quality traffic from our owned Web sites or the Web property of a distribution partner to their advertiser networks, they may reduce the fees they pay to us. Either of these factors could have a negative material impact on our financial results.

Most of our revenues from our online search business are based on the number of paid clicks on commercial search results served on our own Web sites or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the customer that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be a large percentage of clicks for which it needs to pay, but that do not result in the intended objectives of such advertiser, the advertiser may reduce or eliminate its advertisements through the customer that provided the commercial search result to us because of such poor quality traffic. This leads to a loss of revenue to our customers and consequently to fewer fees paid to us. Also, if a customer perceives that the traffic originating from one of our owned Web sites or the Web property of a distribution partner is of poor quality, including, for example, traffic that may be generated through our marketing initiatives or those of our distribution partners, the customer may discount the amount it charged all the advertisers whose paid click advertisements appeared on such Web site or Web property based on the amount of poor quality traffic the customer deems to have been generated, and accordingly may reduce the amount of fees it would have otherwise paid us for all paid clicks originating from such Web site or Web property. The customer may also suspend or terminate our ability to provide its content through such Web sites or Web properties if such activities are not modified to satisfy the customer’s concerns. The payment of fewer fees to us or the inability to provide content through such Web sites or Web properties could have a material negative effect on our financial results.

If we fail to detect invalid click activity, we could lose the confidence of advertisers and of our customers, which could cause our business to suffer.

Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or when a competitor of the advertiser clicks on the advertiser’s search result to increase the advertising expense of the advertiser. Some of this invalid click activity is sometimes referred to as “click fraud.” When such invalid click activity is detected, our customers may refund the fee paid by the advertiser for such invalid clicks. When such invalid click activity is detected as coming from one of our distribution partners’ Web properties or our own Web sites, our customers may refund the fees paid by the advertisers for such invalid clicks, which in turn reduces the amount of fees the customer pays us. If we or our customers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the customer because such invalid clicks do not generate quality traffic to such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could also lead to a loss of advertisers and revenue to our customers and consequently to less fees paid to us. Also, as discussed above, the customer may discount the amount it charged all the advertisers whose paid-click advertisements appeared on such Web site or Web property based on the amount of poor quality traffic, including invalid click activity, and accordingly reduce the amount of fees it would have otherwise paid us for all paid-clicks originating from such Web site or Web property. Additionally, if we are unable to detect and stop invalid click activity that may originate from our own Web sites or the Web properties of our distribution partners, our customers may impose restrictions on our ability to provide their commercial search results on our own Web sites or to our current and future distribution partners, which could have a material negative impact on our financial results.

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

Under our agreements with our former mobile content providers, we calculated our royalty liability based on inputs from various sources of data and have been and continue to be subject to audits by our former mobile content providers. If our former mobile content providers disagree with the royalty amounts we calculated were due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a former mobile content provider prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected mobile content provider and have an adverse effect on our financial results. Two former mobile content providers initiated law suits against us due to such type of disagreements and although we have been able to settle with one such mobile content provider, we continue to be engaged in litigation with the other. There can be no assurance that other former mobile content providers will not also disagree with the royalty amount due to them and initiate their own litigation, which could have a material adverse effect on our financial results.

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

We have incurred net losses on an annual basis for all but three of the years since our inception. In addition, we have incurred a net loss in the first nine months of 2008. As of September 30, 2008, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including from our operations, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss of key customers or the effects of changes to their requirements or guidelines or their measurement of the quality of traffic we send to their advertiser network;

•	the loss, termination or reduction in scope of key distribution relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services, marketing and new distribution channels, and data centers;

•	our ability to attract and retain quality traffic;

•	cash distributions to our shareholders or stock repurchases;

•	additional restructuring charges we may need to incur in the future;

•	litigation expense, including settlement;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	actual or perceived economic downturn that may lead to lower online advertising spend by advertisers, resulting in lower monetization rates for paid search;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for our products and services;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

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

Certain of our long-term investments have failed to trade at auctions, which resulted in an impairment charge to a portion of such investments.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities (“ARS”) that we purchased for $40.4 million. These investments failed to trade at recent auctions due to insufficient bids from buyers. While we now earn a premium interest rate on the ARS that failed to settle in the auction process, the investments cannot be quickly converted into cash and were considered illiquid as of September 30, 2008. We determined that the fair value of those ARS was $18.2 million at September 30, 2008, and we recorded impairment charges to a portion of the ARS of $9.0 million, $4.4 million, $6.7 million and $2.2 million in the third, second and first quarters of 2008 and the fourth quarter of 2007, respectively. If the issuers of such ARS are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS may continue to decline and we may record further impairment charges, including impairments classified as temporary at September 30, 2008. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone our business plans or find alternative financing for such business plans, if available.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On October 31, 2008, the closing price of our common stock was $8.57. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new customer or partner relationships or other business developments by us, our customers, distribution partners or competitors;

•	conditions or trends in the online search services markets;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any material weaknesses in internal control over financial reporting;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our online search services are in young industries that have undergone rapid and dramatic changes in their short history. We have also recently completed the sale of our directory and mobile services businesses. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	execute our business strategy based on our new business model;

•	attract and retain users to our owned and operated sites;

•	attract and retain distribution partners for our online search services;

•	attract and retain customers;

•	manage our growth, control expenditures and align costs with revenues;

•	effectively utilize our resources and assets, such as our technology, personnel and cash, to drive growth;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	consolidation of customers or their advertising networks;

•	alternatives to access the Internet;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries; and

•	expand our customer base in markets in which we operate and into other markets.

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

Our online search services may expose us to claims relating to how the content was obtained, distributed or displayed.

Our online search services link users, either directly through our owned Web sites or indirectly through the Web properties of our distribution partners, to third party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our customers was obtained or provided by our customers. Such claims could include the following: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices.

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

Our financial and operating results will suffer if we are unsuccessful in acquiring desired technologies and businesses or integrating them.

We have acquired a number of technologies and businesses in the past and may engage in further acquisitions in the future. Acquisitions may involve use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or amortization expenses related to certain intangible assets. However, there can be no assurance that any such financing, if needed, will be available with acceptable terms or at all in light of the current market and other factors. Additionally, there can be no assurance that such acquisitions will prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions also involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

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

We currently provide online search offerings in Europe. We have limited experience in marketing and operating our products and services in international markets, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of relationships with our distribution and content partner customers and other third parties.

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

Our success depends, in part, on the performance, reliability and availability of our services. In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and transferred the personnel who operated such assets, and, through a transition period currently set to end in the fourth quarter of 2008, a third party will be providing data center services to us for our on-going online search business. During this transition period, as we develop our own data centers for our on-going online search business, we will be dependent on such third party to provide us with the data center services we previously provided to ourselves at the same or better levels of performance and reliability. Additionally, the data center infrastructure and components of the third party providing us these services is also used by the third party to provide similar services to itself. Changes made by the third party to the infrastructure may result in unforeseen and adverse effects on the services being provided to us. Failure by the third party to provide us such services at such levels of performance and reliability, or adverse effects resulting from changes to the infrastructure, could have a material adverse effect on our operations and our financial results.

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

In connection with our recently completed sale of our mobile services business, we disposed of most of our data center assets and the transferred personnel who operated such assets, and, through a transition period currently set to end in the fourth quarter of 2008, a third party will be providing data center services to us for our on-going online search business. Thereafter, either we or another third party will need to provide data center services to support our business. Additionally, once we transition the data services, we may provide data center services to third parties. Regardless of whether we or a third party provides the data center services for use in our business, we or the third party may not have disaster and redundancy planning or facilities in place so that business-critical systems services are redundant across two physical locations. Currently, we are in the process of transitioning to two data centers, which although provide some redundancy, not all of our systems and operations will have backup redundancy. Such systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We would face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. After the transition, we may also be exposed to liability from those third parties to whom we provide data center service as a result of such events. In addition, such systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we and, during the transition period, the third party providing us with these services may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which could have a material adverse effect on our operations or financial results.

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

In connection with the sale of our mobile services business, we disposed of most of our data center assets and a third party will be providing data center services to us through a transition period expected to end in the fourth quarter of 2008. During this transition period, as we develop our own data centers for our on-going online search business, we will rely on a third party to provide us with the data center services we previously provided to ourselves, which includes security of our networks. Failure by the third party to prevent breaches of our network security could have a material adverse affect our operations and financial results.

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

Item 5.—Other Information

In connection with James F. Voelker’s continued employment with the Company and his transition from the position of President and Chief Executive Officer to Chairman of the Company’s Board of Directors, on November 4, 2008, the Company entered into an Amended and Restated Employment Agreement (the “Agreement”) with Mr. Voelker. The Agreement is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q. The summary of the Agreement set forth below is qualified in its entirety by the full text of the Agreement as filed.

The terms of the Agreement are substantially similar to the terms of Mr. Voelker’s prior employment agreement with the Company, other than with respect to matters related to his transition from the position of President and Chief Executive Officer, and with respect to retention awards. The Agreement provides for an initial employment term ending on December 31, 2010, as extended upon the mutual consent of the Company and Mr. Voelker, and specifies that Mr. Voelker shall serve as the Company’s President and Chief Executive Officer until the earlier to occur of (i) the appointment of a new Chief Executive Officer, or (ii) December 31, 2009 (each a “Transition Date”). Immediately after a Transition Date, Mr. Voelker will cease his service as the Company’s President and Chief Executive Officer, and will thereafter remain as an employee and shall continue to serve as Chairman of the Company’s Board of Directors.

Pursuant to the terms of the Agreement, until the Transition Date, Mr. Voelker’s annual base salary shall be $400,000 (“Base Salary”), and he shall be eligible to receive a performance bonus of not less than one hundred percent (100%) of his base salary, based on performance objectives to be mutually determined by Mr. Voelker and the Compensation Committee of the Company’s Board of Directors. After the Transition Date, Mr. Voelker’s annual base salary shall be $150,000.

Under the terms of the Agreement, Mr. Voelker’s employment with the Company may be terminated by the Company with or without Cause (as defined in the Agreement). In the event that Mr. Voelker is terminated by the Company without Cause, Mr. Voelker shall be eligible to receive certain payments and benefits (collectively, the “Separation Benefits”), including (i) a lump sum cash payment equal to three (3) times the sum of his Base Salary and 100% of his bonus, (ii) a pro rated portion of his bonus for the year of termination, (iii) guaranteed continuation of comparable health coverage for him and his family for a period of thirty six (36) months, (iv) immediate vesting of Mr. Voelker’s then-unvested and outstanding restricted stock units (“RSUs”), stock options and restricted shares (collectively, “Equity Awards”), and (v) the General Benefits (as defined below).

In the event that, during the employment term and on or prior to December 31, 2008, the Company terminates Mr. Voelker’s employment with the Company for Cause, or if Mr. Voelker voluntarily terminates his employment, Mr. Voelker shall be eligible to receive (i) his base salary through the date of termination, (ii) the balance of any incentive awards earned and due but not yet paid, (iii) his accrued but unused vacation time through his termination date, (iv) other payments, if any, in accordance with applicable plans, programs, and other arrangements of the Company, and (v) continued entitlements with respect to expense reimbursements (collectively, the “General Benefits”).

Under the terms of Mr. Voelker’s previous employment agreement with the Company, on and after January 1, 2009, Mr. Voelker would have been entitled to certain benefits and the acceleration of vesting of Mr. Voelker’s then-unvested and outstanding Equity Awards. Pursuant to the terms of the Agreement, in the event that, after December 31, 2008 and on or prior to December 31, 2010, Mr. Voelker’s employment with the Company terminates for any reason (other than for Cause or unless such termination occurs in connection with a Change of Control (as defined in the Agreement)), then Mr. Voelker shall be eligible to receive (a) the Separation Benefits, other than the acceleration of vesting of Mr. Voelker’s then-unvested and outstanding Equity Awards, and (b) the General Benefits.

Further, pursuant to the terms of the Agreement, in the event that Mr. Voelker terminates his employment with the Company while an at-will employee following the expiration of the employment term, subject to certain conditions, he will be eligible to receive (1) severance payments equal to six (6) months of his base salary, (2) reimbursement from the Company for continuing health insurance coverage for up to twelve (12) months, and (3) the General Benefits. In addition, in such event, Mr. Voelker’s then-unvested and outstanding Equity Awards will vest in their entirety.

Retention Awards

In connection with the Agreement, the Company’s Board of Directors agreed to grant to Mr. Voelker 200,000 RSUs pursuant to the terms of the Company’s Restated 1996 Flexible Stock Incentive Plan (the “Plan”), of which 100,000 RSUs vest on December 31, 2009, 50,000 RSUs vest on June 30, 2010, and 50,000 RSUs vest on December 31, 2010. In addition, if a successor Chief Executive Officer has not been appointed by July 30, 2009, the Company’s Board of Directors shall grant Mr. Voelker an additional 50,000 RSUs, which RSUs shall all vest on December 31, 2010.

Change of Control Benefits and Obligations

If, during the employment term, Mr. Voelker’s employment is terminated by the Company (A) other than for Cause within ninety (90) days prior to a Change of Control, (B) is terminated other than for Cause by the Company (or its successor corporation) in connection with a Change of Control, (C) is terminated other than for Cause by the Company (or its successor corporation) within eighteen (18) months following a Change of Control, or (D) if Mr. Voelker resigns for Good Reason within eighteen (18) months following a Change of Control but within ninety (90) days following his learning of the occurrence of a Good Reason event and following the end of a specified cure period, then, subject to certain conditions, Mr. Voelker shall be entitled to certain payments and benefits including the Separation Benefits and the General Benefits.

Item 6.—Exhibits

Exhibits

10.1	Employment Agreement effective as of October 7, 2008 between InfoSpace, Inc. and Michael J. Glover

10.2	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Bruce M. Allenbaugh

10.3	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and David B. Binder

10.4	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Eric M. Emans

10.5	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Sunil Thomas

10.6	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Alejandro C. Torres

10.7	Employment Agreement effective as of October 28, 2008 between InfoSpace, Inc. and Stuart West

10.8	Amended and Restated Employment Agreement, amended and restated as of November 4, 2008, between InfoSpace, Inc. and James F. Voelker

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2008

INDEX TO EXHIBITS

10.1	Employment Agreement effective as of October 7, 2008 between InfoSpace, Inc. and Michael J. Glover

10.2	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Bruce M. Allenbaugh

10.3	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and David B. Binder

10.4	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Eric M. Emans

10.5	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Sunil Thomas

10.6	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Alejandro C. Torres

10.7	Employment Agreement effective as of October 28, 2008 between InfoSpace, Inc. and Stuart West

10.8	Amended and Restated Employment Agreement, amended and restated as of November 4, 2008, between InfoSpace, Inc. and James F. Voelker

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002