Form 10-K
period 2008-12-31
INFOSPACE INC
filed 2009-03-02
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant outstanding as of June 30, 2008, based upon the closing price of Common Stock on June 30, 2008 as reported on the NASDAQ Global Select Market, was $166.9 million. There is currently no non-voting common equity outstanding. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 of the Securities Exchange Act of 1934) have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2009, 34,927,007 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	statements regarding new and future products and services;

•	statements regarding our strategic direction, future business plans and growth strategy;

•	statements regarding anticipated changes in economic conditions or the financial markets, and the potential impact on our business, results of operations and financial condition;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	statements regarding the successful execution of the our strategic initiatives;

•	statements regarding seasonality of revenue and concentration of revenue sources;

•	anticipated development or acquisition of intellectual property and resulting benefits;

•	anticipated results of potential or actual litigation;

•	statements regarding our competitive environment;

•	statements regarding the impact of governmental regulation;

•	statements regarding the retention of management and key employees;

•	anticipated revenue and expenses, including the sources of such revenue and expenses;

•	statements regarding expected impacts of changes in accounting rules;

•	statements regarding use of cash, cash needs and ability to raise capital;

•	statements regarding the condition of our cash investments; and

•	statements regarding potential liability from contractual relationships.

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

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) develops search tools and technologies that assist consumers with finding content and information on the Internet. We offer search services that enable Internet users to locate and view content, information, merchants, individuals, and products online. We offer search services through our Web sites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

Our search offerings differ from most other mainstream search services in that they utilize our “metasearch” technology that selects results from several search engines, including Google, Yahoo!, and MSN, among others, which serve as our content providers.

We compete against other providers of Web search services. We also compete against more traditional media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising media market.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have an office in Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

From 2004 to 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. The mobile business was comprised of a mobile content product offering and a mobile services offering. In 2006, as a result of being informed by one of our carrier partners that it intended to develop direct relationships for mobile ringtone content with the major record labels beginning in 2007, we restructured our operations and substantially reduced our mobile content offerings in 2007. In 2007, we completed the sale of a significant portion of our remaining mobile content assets for $3.8 million. On October 31, 2007, we completed the sale of our directory business to Idearc Inc. for $225 million in cash. On December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. for $135 million in cash. Following the sale of our mobile and directory businesses, our revenues are derived exclusively from providing online search services.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our consolidated financial statements for all periods presented. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results that would have existed had we provided our online search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that comparisons of our 2008 operating results to prior years are not necessarily meaningful, and you should not rely upon them as indications of future performance.

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

International Operations

We have historically generated most of our revenues from customers in the United States. Revenue generated from customers in the United States accounted for 97% in 2008, 97% in 2007, and 98% in 2006 of our total revenues in those years and we expect to generate a substantial majority of our revenues from customers in the United States for the foreseeable future.

Revenue Sources

We receive revenues from certain of our content providers, whom we refer to as our customers, when an end user of our Web search services clicks on a paid search link that is provided by a customer and displayed on our

Web site or displayed on the Web property of a distribution partner. Revenues are recognized in the period in which a paid click occurs and are based on the amounts earned and remitted to us by our customers for such clicks. In addition, we earn revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

Our customers are primarily search content providers. We derive a significant portion of our revenue from a small number of customers and we expect that this concentration will continue in the foreseeable future. Google and Yahoo! each accounted for more than 10% of our revenues in 2008 and jointly accounted for 95% or more of our revenues in 2008, 2007, and 2006.

Our main customer agreements are with Google and Yahoo! and each agreement expires in 2011. Each agreement may be renewed only upon mutual written agreement of the parties to the agreement. Through our Google and Yahoo! agreements, we license rights to certain search products and services from each party, including both non-paid and paid search links for use on our Web sites and the Web properties of our distribution partners. We derive revenues from the search products and services we use and distribute from Google and Yahoo! when an end user of our Web search services clicks on a paid search link that is provided by either Google or Yahoo! and displayed on one of our Web sites or on a Web property of one of our distribution partners. Both Google and Yahoo! reserve certain rights of approval over the use and distribution of their respective search products and services, and has requirements and guidelines regarding such use and distribution. If we or our search distribution partners fail to meet the requirements and guidelines promulgated under these customer agreements, Google and Yahoo! have certain rights under the agreements to suspend or terminate our or our distribution partners’ use and distribution of such customer’s search products and services, and in the event of certain violations, to terminate their agreement with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines, and both Google and Yahoo! may modify certain requirements and guidelines of their agreement with us pursuant to the terms of such agreement.

Google and Yahoo! each make certain representations and warranties to us in the agreements regarding their search products and services, and we make certain representations and warranties in the agreements regarding our use and distribution of their search products and services. The agreements also provide for various indemnification obligations of the parties with respect to the content and services of each party, and our distribution partners’ use and distribution of Google and Yahoo!’s search products and services.

Product Development

We believe that our technology is essential to expand and enhance our products and services and maintain the attractiveness and competitiveness of our products and services. Product development expenses were $9.9 million in the year ended December 31, 2008, $9.9 million in the year ended December 31, 2007, and $6.8 million in the year ended December 31, 2006.

Intellectual Property

Our success depends significantly upon our technology and intellectual property rights. To protect our rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Most of our employees have executed confidentiality and non-use agreements that contain provisions prohibiting the unauthorized disclosure and use of our confidential and proprietary information and that transfer to us any rights they may have in copyrightable works or patentable technologies that they may develop while under our employ. In addition, prior to entering into discussions with third parties regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements with distribution partners provides that we retain ownership of all patents and copyrights in our technologies and requires them to display our patent, copyright and trademark notices, as appropriate.

We hold 40 U.S. registered trademarks and 75 foreign trademarks registered in various countries. We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks in the U.S. and foreign countries, as appropriate. We may not be successful in obtaining registration for the service marks and trademarks for which we have applied or maintaining the registration of existing marks.

We hold 12 U.S. patents. Our issued patents relate to online search, advertisement and location services, among others. We are currently pursuing certain pending U.S. and foreign patent applications that relate to various aspects of our technology. We anticipate on-going patent application activity in the future. However, patent claims may not be issued and, if issued, may be challenged or invalidated by third parties. In addition, issued patents may not provide us with any competitive advantages.

Despite our efforts to protect our rights, unauthorized parties may copy aspects of our products or services or obtain and use information, marks or technology that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and it is often more difficult and costly to enforce our rights in foreign jurisdictions. In addition, others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our business could suffer.

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

Competition

We operate in the online search market, which is extremely competitive and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have, some of whom are also our customers, and many small and start-up companies with a large variety of competitive products and services. We believe that the primary competitive factors in the market for online search services are:

•	our customers going direct to our distribution partners to provide the distribution partners with the customers’ online search services and products;

•	the ability to meet the specific information, content, and service demands of a particular Web property;

•	the cost-effectiveness, reliability and security of the products and application services;

•	the ability to provide products and application services that are innovative and attractive to consumers and other end users;

•	our competitors may provide products or applications services, such as embedded search browsers or downloadable applications, to our end users that displace our search services;

•	the ability to develop innovative products and services that enhance the appearance and utility of the Web properties;

•	the ability to meet the needs of major customers and distribution partners; and

•	the ability of our competitors to develop and market new or enhanced products and search services.

Although we believe that no one competitor offers all of the products and services we do, our primary offerings face competition from various sources. We compete, directly or indirectly, in the following ways, among others:

•	our customers are also our competitors, such as Google and Yahoo!;

•

our online search services also compete against more traditional media, including radio, network and cable television, newspaper, magazines, Internet, direct mail and others for a share of the U.S. advertising market;

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

Many countries outside of the United States have more restrictive privacy laws than the United States. The European Union, for example, strictly regulates the collection, use and transfer of personal information of its residents. Further, information lawfully collected in the European Union may not be transferred for processing outside the European Union to a country that lacks adequate protections. The European Union has deemed the U.S. to lack such protections and transfers of personal information gathered in the European Union to the United States are only permitted under limited circumstances. Additionally, regulatory authorities in the European Union increasingly take a different view from the U.S. with respect to what constitutes personal information, especially in the context of IP addresses. The European Union also increasingly seeks to regulate the duration for which a business can maintain information it has collected. Other countries such as Canada follow models similar to the European Union albeit without express prohibitions on data export. These and similar restrictions may limit our ability to collect, use, and transfer information regarding Internet users in those countries.

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

Employees

As of February 23, 2009, we had 160 employees. None of our employees are represented by a labor union and we consider employee relations to be positive. There is significant competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Executive Officers and Directors of the Registrant

The following table sets forth certain information as of February 23, 2009 with respect to our executive officers and directors:

Name	Age	Position
William J. Lansing	50	Chief Executive Officer, President and Director
David B. Binder	39	Chief Financial Officer and Treasurer
Michael J. Glover	46	Vice President, Distribution and Business Development
Sunil Thomas	39	Chief Technology Officer
Stuart C. West	39	Vice President, Corporate Development and Chief Strategy Officer
Eric M. Emans	35	Chief Accounting Officer
Alejandro C. Torres	46	General Counsel and Secretary
James F. Voelker	57	Chairman
John E. Cunningham, IV	51	Director
Jules Haimovitz	58	Director
Richard D. Hearney	69	Director
William J. Ruckelshaus	44	Director
Lewis M. Taffer.	61	Director
George M. Tronsrue, III	52	Director

William J. Lansing has served as our Chief Executive Officer and President, and as a director, since February 2009. From December 2003 to October 2007, Mr. Lansing served as Chief Executive Officer, President and as a director of ValueVision Media, Inc., a direct marketing company. From September 2001 to December 2003, he served as a General Partner of General Atlantic LLC, a private equity investment firm. From April 2000 to August 2001, he was Chief Executive Officer of NBC Internet, Inc., an integrated Internet media company. From April 1998 to March 2000, he served as President, then as Chief Executive Officer, of Fingerhut Companies, Inc., a direct marketing company. From November 1996 to May 1998, Mr. Lansing served as Vice President, Corporate Business Development for General Electric Company. Mr. Lansing serves on the Board of Directors of Fair Isaac Corporation, Digital River, Inc. and RightNow Technologies, Inc.

David B. Binder has served as our Chief Financial Officer and Treasurer since January 2008. Mr. Binder joined InfoSpace as Vice President of Finance in October 2004. From November 2001 to October 2004, he served as Director, and later Senior Director, of Business Development at drugstore.com, Inc., an online drug store.

Michael J. Glover has served as our Vice President, Distribution and Business Development since October 2008. Mr. Glover has held various positions in Business Development since joining InfoSpace in October 2000. From April 2008 to September 2008, he served as Vice President, Business Development. From April 2006 to March 2008, he served as Senior Director, Business Development, after serving as Director, Business Development from June 2004 to April 2006. From January 2004 to June 2004, he served as Senior Manager, Business Development, after serving as Business Development Manager from October 2000 to December 2003.

Sunil Thomas has served as our Chief Technology Officer since January 2008. Mr. Thomas has held various engineering positions since joining InfoSpace in 1999. From May 2006 to December 2007, Mr. Thomas served as Vice President, Engineering. From April 2006 to May 2006, he served as Senior Director, Engineering after serving as Director of Engineering from January 2004 to April 2006. From December 1999 to December 2003, he served as Senior Development Manager.

Stuart C. West has served as our Vice President, Corporate Development and Chief Strategy Officer since October 2008. From September 2006 to January 2008, Mr. West served as a Vice President of Operations

Finance at Yahoo! Inc., an internet company. From December 2000 to September 2006, he served in various roles at digital video recorder company TiVo Inc., most recently as Acting Chief Financial Officer. Mr. West has also served as a business development executive and consultant at Silicon Valley software and service startups.

Eric M. Emans has served as our Chief Accounting Officer since January 2008. Mr. Emans joined the Company as Corporate Controller in September 2006. However, Mr. Emans had previously held various positions at the Company from September 2003 to December 2005, including Manager, Revenue Assurance and Senior Manager, Finance. From December 2005 to September 2006, he served as Director, Mobile Operations, at Corbis Corporation, a provider of visual content and rights services. From June 1999 to September 2003, he served as Auditor at Deloitte & Touche, LLP, an accounting firm.

Alejandro C. Torres has served as our General Counsel and Secretary since January 2008. Mr. Torres joined InfoSpace in June 2003 as Senior Corporate Counsel. From October 1993 to June 2003, he served as an attorney at Riddell Williams, P.S., a major Seattle law firm, where he was a member of the firm’s corporate, mergers and acquisitions, and finance practices and a Principal from March 2000 until June 2003.

James F. Voelker has served as our Chairman since December 2002. He also served as Chief Executive Officer from December 2002 to February 2009, and also as President from December 2005 to February 2009. He also held the title of President from December 2002 to April 2003. He has served as a director since July 2002. Mr. Voelker served as President and a director of NEXTLINK Communications, Inc. (now XO Communications, Inc.), a broadband communications company, from its inception in 1994 through 1998.

John E. Cunningham, IV has served as a director of InfoSpace since July 1998. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P., a private equity investment partnership, since February 1998. From July 2006 to June 2008, he served as a board member of Citel Technologies, Inc., a telecommunications company, and also served as its non-executive Chairman from January 2004 to July 2006. From April 1996 until February 2003, he served as President of Kellett Investment Corporation, an investment fund for private companies.

Jules Haimovitz has served as a director of InfoSpace since October 2005. Since July 2007, he has served as President of Haimovitz Consulting, a media consulting firm. From July 2002 to July 2007, Mr. Haimovitz served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., Executive Consultant to the CEO, and Chair of the Library Task Force. Mr. Haimovitz is a director of Blockbuster, Inc.

Richard D. Hearney has served as a director of InfoSpace since September 2001. General Hearney served as President and Chief Executive Officer of Business Executives for National Security, an organization focusing on national security policy, from December 2000 to April 2002.

William J. Ruckelshaus has served as a director of InfoSpace since May 2007. Mr. Ruckelshaus has served as Chief Operating Officer of Audience Science, Inc. (formerly known as Revenue Science Inc.), an Internet advertising technology and services company, since August 2008, as well as its Chief Financial Officer since May 2006. From July 2002 to April 2006, he served as Senior Vice President Corporate Development at Expedia, Inc., an online travel agency, where he oversaw Expedia’s mergers and acquisitions and led the corporate strategic planning effort.

Lewis M. Taffer has served as a director of InfoSpace since June 2001. Since March 2006, Mr. Taffer has served as an Operating Advisor at Pegasus Capital Advisors, a private equity fund manager. Since May 2006, he has also served as a director and Senior Vice President at iGPS Company LLC, a provider of RFID (radio frequency identification)-tagged plastic pallet rental systems and an affiliate of Pegasus Capital Advisors. Since January 2005, he has been an independent management consultant. From January 2004 to January 2005,

Mr. Taffer served as Executive Vice President, Acquisition Marketing of America Online, Inc. From May 2001 through December 2003, Mr. Taffer was an independent consultant specializing in marketing, business development and strategic partnerships.

George M. Tronsrue, III has served as a director of InfoSpace since February 2003. Since March 2004, Mr. Tronsrue has served as President and Co-Manager of Jericho Fund, LLC, an investment and consulting company. From January 2000 to March 2004, Mr. Tronsrue served as Chairman and Chief Executive Officer of Monet Mobile Networks Inc., a wireless Internet service provider. Monet Mobile filed for Chapter 11 bankruptcy protection in March 2004.

ITEM 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS

Our strategic direction has recently changed and our focus on online search may not be successful.

In the fourth quarter of 2007, we completed the sale of our directory business to Idearc Inc. and the sale of our mobile services business to Motricity, Inc. This significantly reduced the size of our business and our revenues, and our business model now centers on our online search services. There can be no assurance that our focus on online search will produce acceptable results. If we are not successful in operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for our products and services, and other factors described in this section, and may have a material negative impact on our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in our workforce, discretionary spending, and/or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced expenses, including reductions in our workforce, as a result of the sale of our directory and mobile services businesses. Effecting any restructuring or streamlining places significant strains on management, our employees, and our operational, financial, and other resources. In addition, such actions could impair our development, marketing, sales and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation and other effects from such restructuring and streamlining. Such effects from restructuring and streamlining could have a negative impact on our financial results.

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Google and Yahoo! jointly accounted for 95% or more of our online search revenues in 2008, 2007 and 2006 and each accounted for more than 10% of our revenues in the same periods. Our principal agreements with these customers expire in 2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers is unwilling to pay us amounts that it owes us, or disputes amounts it owes us or has paid to us, our financial results would materially suffer.

Failure by us or our search distribution partners to comply with the requirements and guidelines imposed by our customers relating to the use or distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the customer to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our customers, we may not be able to continue to use such customers’ content or provide the content to such distribution partners, we may be liable to such customers for certain damages they may suffer, and such customers may terminate their agreements with us. Such requirements and guidelines relate to various matters regarding the use and distribution of the customers’ content, and our customers have modified their requirements and guidelines from time to time, and may do so in the future. Such modifications may restrict or limit our ability to provide content through our Web sites or the Web properties of our distribution partners affected by such modifications, which may have a material and adverse effect on our financial results. In the past, certain of our customers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major customers, including Google and Yahoo!, give such customers the ability to terminate their agreements with us immediately in the case of breaches of certain provisions of the agreements with such customers, regardless of whether such breaches could be cured.

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

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search services. During 2008, we generated approximately 31% of our online search revenues through relationships with our top ten distribution partners. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that we compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2009 and 2010. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. We anticipate that our content and distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms. In addition, competition continues for quality consumer traffic in the online search market. Recently, we have experienced increased competition from our content providers, whom we refer to as customers, seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. Any difficulties that we experience with maintaining or strengthening our business relationships with our major distribution partners could have an adverse effect on our financial results.

Current economic downturn may put downward pressure on online advertising spending, which could have a material adverse effect on our financial results.

The current economic downturn may lead to lower online advertising spending by advertisers who advertise through our customers, resulting in lower fees paid to us by such customers for paid search originating from our Web sites or the Web properties of our distribution partners. A significant reduction in such spending could have a material adverse effect on our operating results.

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

Under our agreements with our former mobile content providers, we calculated our royalty liability based on inputs from various sources of data and have been and continue to be subject to audits by our former mobile content providers. If our former mobile content providers disagree with the royalty amounts we calculated were due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a former mobile content provider prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected mobile content provider and have an adverse effect on our financial results. Two former mobile content providers initiated law suits against us due to such type of disagreements and although we have been able to settle with one such mobile content provider, we continue to be engaged in litigation with the other. There can be no assurance that other former mobile content providers will not also disagree with the royalty amount due to them and initiate their own litigation, and any adverse outcomes in disputes with former mobile content providers could have a material adverse effect on our financial results.

If there is change in the ownership of the Company within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards may be severely limited or potentially eliminated; even if such change did not occur, we may not be able to utilize the full amount of our net loss carryforwards before they expire.

As of December 31, 2008, we had federal net operating loss (“NOL”) carryforwards of approximately $800 million that will expire over a twelve to twenty year period. However, if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under certain conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of

50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of the Company’s common stock over a three year rolling period. There can be no assurance that such change will not occur. If the use of this tax benefit is severely limited or eliminated by a change of ownership, or if we are unable to use it before it expires, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on the ability of the Company to engage in certain transactions.

We have in the past identified a material weakness in our internal controls over financial reporting that we have been able to remediate; however, there can be no assurance that in the future we will not have a material weakness that could result in material misstatements in our financial statements in future periods and could also result in a loss of investor confidence.

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2008, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements and the price of our stock may suffer. In 2006, as part of its evaluation of our internal control over financial reporting, our management determined that we had a material weakness in our internal control over financial reporting pertaining to our deferred income tax benefit and related income tax asset, which we believe has since been remediated. As defined in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We strive to maintain effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud. However, we cannot assure you that such efforts will be effective. If we fail to maintain effective internal controls in future periods, our financial results and stock price could be adversely affected.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis for all but three of the years since our inception. As of December 31, 2008, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

Our financial results are likely to continue to fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss of key customers or the effects of changes to their requirements or guidelines or their measurement of the quality of traffic we send to their advertiser network;

•	the loss, termination or reduction in scope of key distribution relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services, marketing and new distribution channels;

•	our ability to attract and retain quality traffic;

•	the economic downturn that may lead to lower online advertising spend by advertisers, resulting in lower monetization rates for paid search;

•	cash distributions to our shareholders or stock repurchases;

•	additional restructuring charges we may incur in the future;

•	litigation expense, including settlement;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for our products and services;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

•

the adoption of new laws, rules or regulations, or new court rulings, regarding intellectual property that may adversely affect our ability to continue to acquire content and distribute our products and services, or the ability of our customers or distribution partners to continue to provide us with their content or distribute our products and services or increase our potential liability;

•	volatility in the financial markets, and potential changes to the fair value of our long-term investments, such as auction rate securities;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenues or expenses;

•	the adoption of new regulations or accounting standards; and

•	the foreign currency effects from transactions denominated in currencies other than the U.S. dollar.

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities (“ARS”) and preferred shares into which some of the ARS have converted. We purchased the ARS, including those that have converted into preferred stock, for $40.4 million. The ARS have failed to trade at auctions due to insufficient bids from buyers, and some of those ARS have been converted to preferred stock issued by the ARS issuer. While we now earn a premium interest rate on some of those ARS that failed to settle in the auction process or receive dividends on the preferred stock issued by the issuers of some of the ARS, those investments cannot be quickly converted into cash and were considered illiquid as of December 31, 2008. We determined that the fair value of the ARS was $13.6 million and the fair value of the preferred stock was $365,000 at December 31, 2008, and we recorded other-than-temporary impairment charges to those investments of an aggregate $24.3 million and $2.2 million in 2008 and 2007, respectively. If the issuers of such investments are unable to successfully close future auctions or their credit ratings deteriorate, the fair value of those investments may continue to decline and we may record further impairment charges. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest or dividends and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone our business plans or find alternative financing for such business plans, if available.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On February 23, 2009, the closing price of our common stock was $5.34. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

In addition, the stock market in general, and the NASDAQ Global Select Market and the market for Internet and technology company securities in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price. Our stock has been subject to such price and volume fluctuations in the recent past. Often, class action litigation has been instituted against companies after periods of volatility in the overall market and in the price of such companies’ stock. If such litigation were to be instituted against us, even if we were to prevail, it could result in substantial cost and diversion of management’s attention and resources.

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our online search services are in young industries that have undergone rapid and dramatic changes in their short history. We have also recently completed the sale of our directory and mobile services businesses. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	execute our business strategy based on our new business model;

•	attract users to our owned and operated sites and retain them;

•	attract and retain distribution partners for our online search services;

•	attract and retain customers;

•	manage our growth, control expenditures and align costs with revenues;

•	effectively utilize our resources and assets, such as our technology, personnel and cash, to drive growth;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	consolidation of customers or their advertising networks;

•	alternatives to access the Internet;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries; and

•	expand our customer base in markets in which we operate and into other markets.

If we do not effectively address the risks we face, we may not be able to achieve profitability.

If we are unable to hire, retain and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our future success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our online search business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain and motivate employees.

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. We have recently experienced significant changes at our executive management level, including the appointment on February 2, 2009 of William J. Lansing as President and Chief Executive Officer, succeeding James F. Voelker, and the appointment of the other executive officers in 2008, and we may experience more changes in the future. We cannot assure you that changes of management will not cause disruption to our operations, which may materially and adversely affect our financial results. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully manage our business or achieve our business objectives. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

In light of current market conditions, the value of stock options or restricted stock units granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options, restricted stock units and other equity-based awards to recruit technology professionals and senior level employees. We have instituted a restricted stock unit program in lieu of issuing stock options to employees, other than executives and selected employees, because stock options are not currently seen as providing enough incentive to attract or retain employees. Additionally, due to the reduction in our stock price as a result of our recent dividends, most outstanding options held by employees have an exercise price significantly higher than the current market price of our stock. With respect to those employees to whom we also issue options, we face a significant challenge in retaining them if the value of these stock options is either not substantial enough or so substantial that the employee leaves after their stock options have vested. If our stock price does not increase significantly above the prices of our options, or option programs become impracticable, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

Our online search services may expose us to claims relating to how the content was obtained, distributed or displayed.

Our online search services link users, either directly through our owned Web sites or indirectly through the Web properties of our distribution partners, to third party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our customers was obtained or provided by our customers. Such claims could include the following: infringement of copyright, trademark, trade secret or other proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; pornography; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have obligations to indemnify and hold harmless certain of our customers or distribution partners for damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services. As a result, these claims could result in material harm to our business.

In the past, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We provide downloadable applications to promote use of our search services for our owned search services. Such applications may be considered adware. We also partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners, and if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our customers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major customers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. Any claims against us as a result of violations of legal requirements or contractual obligations could result in material harm to our business.

Our financial and operating results will suffer if we are unsuccessful in acquiring desired technologies and businesses or integrating them.

We have acquired a number of technologies and businesses in the past and may engage in further acquisitions in the future. Acquisitions may involve the use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or amortization expenses related to certain intangible assets. However, there can be no assurance that any such financing, if needed, will be available with acceptable terms or at all in light of the current market and other factors. Additionally, there can be no assurance that such acquisitions will prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions also involve numerous risks which could materially and adversely affect our results of operations or stock price, including:

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

•	the dilutive effect on earnings per share as a result of incurring operating losses and the amortization of acquired intangible assets for the acquired business;

•	diverting management’s attention from other business concerns;

•	impairing relationships with our customers or those of the acquired companies, or breaching significant or material contracts due to the consummation of the acquisition;

•	impairing relationships with our employees or those of the acquired companies;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner or at all; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

The success of the operations of companies that we have acquired will often depend on the continued efforts of the management and key employees of those acquired companies. Accordingly, we have typically attempted to retain key employees and members of existing management of acquired companies under the overall supervision of our senior management. However, we have not always been successful in these attempts at retention. Failure to retain key employees of an acquired company may make it more difficult to integrate or manage the business of the acquired company, may reduce the anticipated benefits of the acquisition by increasing costs, causing delays, or otherwise and may expose us to additional competition from companies these employees may join or form.

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

In the fourth quarter of 2008, we completed the transition of data center services from a third party provider and we now provide our own data center services from two locations. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Such systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We could face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. We may also be exposed to liability from those third parties to whom we provide products and services through our data centers as a result of such events. In addition, such systems use sophisticated software that may contain bugs that could interrupt service. For these reasons, we may be unable to develop or successfully manage the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, which could have a material adverse effect on our operations or financial results.

If the volume of traffic to our products and services, which runs through our data centers, increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands. Due to the number of our customers and the products and services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times, lower levels of customer service, and limit our ability to develop and release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or we fail to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

The security measures we have implemented to secure information we collect and store may be breached, which could cause us to breach agreements with our customers and distribution partners and expose us to potential investigation and penalties by authorities and potential claims by persons whose information was disclosed.

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required under existing and proposed laws to notify persons whose information was disclosed or accessed. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed.

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

Effectively policing the unauthorized use of our products, services, and technology is time-consuming and costly, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology or other proprietary assets. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as protection is not sought or obtained in every country in which our products, services, and technology are available. Also, the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States and intellectual property developed for us by our employees or contractors in foreign jurisdictions may not be as protected as if created in the United States and it is often more difficult and costly to enforce our rights in foreign jurisdictions. If we cannot adequately protect our intellectual property, our competitive position may suffer.

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

Our current business model depends on distribution of our products and services into the online search markets, which are extremely competitive and rapidly changing. Many of our competitors or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Some of the companies we compete with are currently customers of ours, the loss of any of which could harm our business. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully.

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

The Internet industry (including online search) has experienced substantial consolidation. This consolidation may continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

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

Consolidation in the Internet industry could have a material and adverse effect on our business and results of operations.

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

Several federal or state laws and the laws and regulations of foreign countries could impact our business. Federal laws include those designed to restrict the online distribution of certain materials deemed harmful to children and impose additional restrictions or obligations for online services when dealing with minors. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. The application to advertising in our industries of existing laws regulating or requiring licenses for certain businesses can be unclear. Such regulated businesses may include, for example, gambling; distribution of pharmaceuticals, alcohol, tobacco or firearms; or insurance, securities brokerage and legal services. Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. Foreign countries in which we provide our services have and may in the future enact laws and regulations governing the provision of online search services, including the collection, use, disclosure, display and retention of end user information and data as part of such services that may affect the ability to continue to provide such services in the manner currently provided.

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

Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet’s performance or reliability may suffer as a result of this continued growth. Some of the companies that we rely upon to maintain network infrastructure may lack sufficient capital to take the necessary steps to support such demands or their long-term operations. The failure of the internet infrastructure would substantially undermine our operations and may have a material adverse effect on our financial results.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal corporate office is located in Bellevue, Washington, and we have business operations in Bangalore, India. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near-term needs.

ITEM 3.	Legal Proceedings

See “Note 7: Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Item 8, of Part II of this Report) for information regarding legal proceedings.

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

	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$19.03	$8.14
Second Quarter	$12.73	$8.33
Third Quarter	$11.94	$8.05
Fourth Quarter	$10.81	$6.35
Fiscal year ended December 31, 2007:
First Quarter	$25.98	$20.15
Second Quarter	$27.76	$18.11
Third Quarter	$23.99	$12.56
Fourth Quarter	$20.75	$16.75

On February 23, 2009, the last reported sale price for our common stock on the NASDAQ Global Select Market was $5.34 per share.

On May 15, 2007, we issued an aggregate of 1,150,761 shares of our common stock to two U.S. persons pursuant to an exercise of warrants to purchase shares of common stock held by such persons. Of these shares, 749,720 shares were issued for an aggregate sale price of $3.8 million in cash and 401,041 shares were issued pursuant to the exercise of 641,678 warrants with net exercise provisions. We issued the shares of our common stock in reliance on Section 4(2) of the Securities Act of 1933, as amended, on the basis that the offer and sale was undertaken as a private placement that did not involve a public offering.

Holders

As of February 23, 2009, there were 947 holders of record of our common stock.

Dividends

See “Note 5: Stockholders’ Equity” of the Notes to Consolidated Financial Statements (Item 8, Part II of this Report) for information regarding dividends approved by our board of directors in fiscal years 2008, 2007 and 2006. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

See “Note 5: Stockholders’ Equity” of the Notes to Consolidated Financial Statements (Item 8, Part II of this Report) for information regarding stock repurchases by us in fiscal years 2008, 2007 and 2006.

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

Set forth below is a line graph comparing the cumulative return of our common stock to the cumulative return of (i) the NASDAQ Index and (ii) the NASDAQ Computer Index for the five-year period ending on December 31, 2008.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. In 2007, we sold our mobile and directory businesses to unaffiliated third parties, and our mobile and directory businesses have been presented as discontinued operations for all periods presented, and the remaining search business’s operating results are partly based on identifying and assigning costs to our search business that were initially shared by those three businesses. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our selected financial data do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business.

	Years ended December 31,
	2008 (1)	2007 (1)(2)(7)	2006 (1)	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$156,727	$140,537	$153,800	$144,003	$120,673
Operating expenses:
Content and distribution	75,969	61,765	62,346	59,897	47,616
Systems and network operations	11,537	9,800	11,494	7,592	6,204
Product development	9,931	9,921	6,814	6,640	5,677
Sales and marketing	24,261	29,259	15,935	15,809	12,206
General and administrative	24,079	105,083	34,507	27,344	24,839
Depreciation	7,335	5,542	5,044	3,334	3,462
Amortization of intangible assets	—	—	—	—	45
Restructuring (3)	17	9,590	62,316	—	222
Other, net	(1,897)	(3,248)	—	—	(3,203)

Total operating expenses	151,232	227,712	198,456	120,616	97,068

Operating income (loss)	5,495	(87,175)	(44,656)	23,387	23,605
Gain (loss) on investments	(28,520)	(2,117)	—	154	425
Other income, net (4)	7,149	18,226	19,581	89,418	5,374

Income (loss) from continuing operations before income taxes and discontinued operations	(15,876)	(71,066)	(25,075)	112,959	29,404
Income tax benefit (expense) (5)(7)	(598)	(13,409)	29,060	24,154	—

Income (loss) from continuing operations (7)	(16,474)	(84,475)	3,985	137,113	29,404
Discontinued operations (6) (7):
Income (loss) from discontinued operations, net of taxes	(1,455)	(25,246)	(19,073)	22,255	23,875
Gain (loss) on sale of discontinued operations, net of taxes	(770)	131,454	—	—	29,122

Net income (loss) (7)	$(18,699)	$21,733	$(15,088)	$159,368	$82,401

Basic income (loss) per share (7):
Income (loss) from continuing operations	$(0.48)	$(2.59)	$0.13	$4.25	$0.92
Income (loss) from discontinued operations	(0.04)	(0.77)	(0.61)	0.69	0.74
Gain (loss) on sale of discontinued operations	(0.02)	4.03	—	—	0.91

Basic net income (loss) per share	$(0.54)	$0.67	$(0.48)	$4.94	$2.57

Shares used in computing basic income (loss) per share	34,415	32,640	31,254	32,284	32,109

Diluted income (loss) per share (7):
Income (loss) from continuing operations	$(0.48)	$(2.59)	$0.12	$3.85	$0.80
Income (loss) from discontinued operations	(0.04)	(0.77)	(0.58)	0.62	0.65
Gain (loss) on sale of discontinued operations	(0.02)	4.03	—	—	0.81

Diluted net income (loss) per share	$(0.54)	$0.67	$(0.46)	$4.47	$2.26

Shares used in computing diluted income (loss) per share	34,415	32,640	33,042	35,616	36,541

	As of December 31,
	2008	2007 (7)	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$205,444	$574,817	$400,831	$374,040	$318,508
Working capital (7)	182,733	163,422	536,442	550,656	438,443
Total assets	291,133	671,424	765,839	743,379	628,089
Total stockholders’ equity (7)	262,324	266,050	678,565	664,971	562,396

Special dividend announced	Special dividend paid	Special dividend amount per share
May 2, 2007	May 28, 2007	$6.30
November 14, 2007	January 8, 2008	$9.00

(1)	Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires an enterprise to expense the fair value of an award of an equity instrument. Operating expenses from continuing operations in 2008, 2007, and 2006 include $14.3 million, $34.1 million, and $11.3 million, respectively, of stock-based compensation expense, allocated as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Systems and network operations	$1,663	$1,091	$1,194
Product development	3,284	2,383	960
Sales and marketing	3,551	7,948	2,400
General and administrative	5,806	22,636	6,715

Total	$14,304	$34,058	$11,269

(2)	In 2007, we recorded employee expenses from continuing operations related to the cash distributions to shareholders of $56.2 million. The expense was allocated as follows: $668,000 to Systems and network operations, $1.5 million to Product development, $6.8 million to Sales and marketing, and $47.3 million to General and administrative.
(3)	In 2007, we recorded restructuring charges of $9.6 million, comprised of $8.0 million of employee separation costs, $831,000 of losses on contractual commitments, and $670,000 of stock-based compensation. In 2006, we recorded restructuring charges of $62.3 million comprised of $44.5 million of impairments of goodwill and other intangible assets, $8.7 million of employee separation costs, $5.7 million of losses on contractual commitments, $2.6 million in costs of abandoned facilities, and $824,000 of stock-based compensation expense.
(4)	In 2005, we received proceeds of $83.2 million from the settlement of several outstanding litigation matters and recognized a gain of $79.3 million comprised of the settlement proceeds and interest, less $3.9 million in legal fees.
(5)	In 2007, we recorded a full valuation allowance related to our deferred tax assets. In 2006, we recognized a portion of our deferred tax assets related to goodwill, operating loss carryforwards, and equity. In 2005, we recognized a portion of our deferred tax assets related to operating loss carryforwards.
(6)	We completed the sale of our directory business on October 31, 2007, the sale of our mobile business on December 28, 2007, and the sale of our Payment Solutions business on March 31, 2004, and the operating results and gains (losses) from the sales of these businesses have been presented as discontinued operations for all periods presented.
(7)	Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2007, we identified certain errors affecting our income tax provision for the year ended December 31, 2007 and certain items have been restated from amounts previously reported. See “Note 1: The Company and Basis of Presentation” under the subsection, Restatement, of the Notes to Consolidated Financial Statements (Item 8, Part II of this Report) for further information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement discussed in “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Report.

Overview

InfoSpace, Inc. (“InfoSpace”, “Our” or “We”) is a developer of search tools and technologies that assist consumers with finding content and information on the Internet. We use our metasearch technology to power our own branded Web sites and provide online search services to distribution partners.

We offer search services that enable Internet users to locate information, merchants, individuals, and products online. We offer search services through our Web sites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

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

We generate revenues from our Web search services when an end user of our services clicks on a paid search link displayed on our owned Web site or displayed on a distribution partner’s Web property. We receive content for our search services from certain content providers, whom we refer to as our customers. Revenue from Google and Yahoo! jointly account for over 95% of our total revenue for the year ended December 31, 2008, and we expect this concentration to continue in the foreseeable future. If either of these customers reduces or eliminates the content it provides to us or our distribution partners, or if either of these customers was unwilling to pay us amounts that it owes us, our financial results may materially suffer. Our principal agreements with these customers expire in 2011.

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

Similar to the revenues earned on our owned Web sites, revenues from distribution partners are dependent upon growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. We have experienced steady growth in revenues from our search services offered through the Web properties of distribution partners, which has been primarily attributable to growth in paid click volumes from new distribution partners’ Web properties in the United States. In recent periods, our customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us has adversely affected revenues from certain of our distribution partners. In an effort to drive quality traffic to our customers, we continue to invest in product development to expand the online search services we offer to our distribution partners.

Engineering, operations and product management personnel remain paramount to our ability to deliver high quality online search services, as well as enhance our current technology and grow our product offerings. Therefore, we expect to continue to invest in our workforce and increase our research and development operations in India. Additionally, we may utilize our cash and short-term and long-term available-for-sale investments to acquire businesses and other assets that will enhance our current technologies and extend our product offerings.

In 2008, we closed our European facilities and incurred $757,000 in charges primarily related to employee separation.

Overview of 2008 Operating Results

The following is an overview of our operating results for the year ended December 31, 2008. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2008, 2007, and 2006, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our consolidated financial statements for all periods presented. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results that would have existed had we provided our online search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that comparisons of our 2008 operating results to prior years are not necessarily meaningful, and you should not rely upon them as indications of future performance. The loss from our discontinued operations, net of income taxes, was $1.5 million in 2008, compared to $25.2 million in 2007.

Revenues for 2008 increased to $156.7 million from $140.5 million in 2007. This increase was due to an increase in revenue from search results delivered through our distribution partners. This increase was partially offset by a decrease in revenue from our owned and operated properties. Revenue from owned and operated properties was down due to a decrease in the average fees per paid click that our customers share with us although paid click volume on our owned properties increased in 2008. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and a shift in the mix of revenue reflecting a higher proportion derived from our direct marketing initiatives on our owned properties. Average fees per paid click for revenues derived through our direct marketing initiatives historically have been lower. During 2008, 65% of our search revenues came from our search distribution partners, compared to 58% in 2007.

Content and distribution costs for 2008 increased to $76.0 million from $61.8 million in 2007, primarily due to an increase in revenue from search results delivered through certain of our distribution partners, and increases in our revenue sharing rates with our distribution partners.

Other operating expenses for 2008, excluding Restructuring and Other, net, were $77.1 million, a decrease of $82.5 million from $159.6 million in 2007. Other operating expenses include expenses related to Systems and network operations, Product development, Sales and marketing, General and administrative, and Depreciation. The decrease from 2007 was primarily attributable to expenses recorded in 2007 for cash payments and equity awards to employees and directors related to the $507.3 million in cash distributions to shareholders declared in 2007, and stock-based compensation related to accelerating the vesting of equity awards for certain employees in connection with the sale of our mobile and directory businesses, and a decrease in 2008 in other operating expenses as a result of our restructuring described in the “Overview” section above.

Total restructuring charges for 2008 were $17,000, compared to $9.6 million in 2007. Other, net of $1.9 million and $3.2 million for 2008 and 2007, respectively, was related to the gains on the sales of non-core assets. Loss on investments, net for 2008 was $28.5 million, compared to $2.1 million in 2007. The increase from 2007 was primarily due to other-than-temporary impairments of our auction rate securities investments and our investment in a privately-owned company.

Other income decreased to $7.1 million in 2008 compared to other income of $18.2 million in 2007 primarily due to reduced interest income resulting from lower cash and marketable investments balances as well as from declining interest rates. We recognized income tax expense from continuing operations in 2008 of $598,000 primarily relating to current federal, state and foreign income taxes, compared to income tax expense from continuing operations in 2007 of $13.4 million, primarily from the establishment of a valuation allowance against deferred tax assets.

Loss from continuing operations in 2008 was $16.5 million, compared to loss from continuing operations of $84.5 million in 2007, and was attributable to the items noted above.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Annual Report on Form 10-K, is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingencies. In some cases, we could have reasonably used different accounting policies and estimates.

The Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to revenue recognition, the fair value of investments, impairment of goodwill, the estimated allowance for sales returns and doubtful accounts, stock-based compensation, discontinued operations, accrued contingencies and the valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Report).

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

We recognize amounts due to our distribution partners in the period they are earned and classify such costs as Content and distribution expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). See “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Report) for a description of products and services and the related revenue recognition policy.

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

Our $155.5 million of available-for-sale securities include $141.6 million of investments which are classified as short-term as of December 31, 2008, in the Level 1 input category, as defined by SFAS No. 157, because active markets and quoted prices exist for those assets. The remainder of our available-for-sale securities is comprised of $13.6 million of auction rate securities (“ARS”) which are classified as long-term, in the Level 3 category, as defined by SFAS No. 157, because there are significant unobservable inputs associated with those investments. We paid $33.4 million for our ARS that we held at December 31, 2008, which are floating rate securities with either long-term maturities or no maturity date, which are marketed by financial institutions with auction reset dates primarily at 28-day intervals to provide short-term liquidity, and which pay interest rates at 2% above the London Interbank Offered Rate (“LIBOR”). Beginning in August 2007, auctions for the ARS that we held at December 31, 2008 began to fail due to insufficient bids from buyers, which resulted in higher interest rates being earned on those securities. Although we continue to receive regular interest payments on those ARS, we do not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, we sell those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

We own two types of ARS. The first type of ARS is collateralized by investment-grade corporate debt and prime-rated mortgage-backed debt, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. We paid $21.4 million for our holdings at December 31, 2008 in the this type of ARS, and determined the fair values by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default and the fair value of the collateral. Those models relied upon certain unobservable inputs, including our estimate of the holding periods, ranging from 6 to 28 years for the ARS trusts and from 16 to 42 years for the monoline insurers, the annual discount rates applied to future cash flows, which we primarily based on the historical credit default swap rates for comparable ARS trust entities and monoline insurance companies, ranging from 4% to 36% in excess of LIBOR for the ARS trusts and from 16% to 49% for the monoline insurers, and our estimate of the probabilities of ARS trust default, ranging from 0% to 50%.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral by the ARS issuer, we or the ARS trust are entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). We originally paid $12.0 million for the ARPS that we held at December 31, 2008. In 2008, an issuer of one of our ARPS liquidated the ARPS trust collateral and replaced it with non-cumulative perpetual preferred shares in the ARPS issuer. We paid $5.0 million for that ARPS, and the fair value at December 31, 2008 was zero ($0). We determined the fair value of that ARPS at December 31, 2008 by using a discounted cash flow model for the preferred dividend payments, weighted by the estimated probability of dividend payments being declared and paid. The model relied upon certain unobservable inputs, including our estimate of the holding period, which was 40 years, the annual discount rates applied to future cash flows, which we primarily based on the historical credit default swap rates for the ARPS issuers, ranging from 49% to 82% in excess of LIBOR, and our estimate of the probability of dividends being declared and paid, which was 0%. No dividend has been declared or paid on that ARPS and we do not expect a dividend to be declared or paid in the future. In 2008, an issuer of certain of our ARPS terminated the ARPS trusts and issued us non-cumulative perpetual preferred shares in the ARPS issuer. We paid $7.0 million for those ARPS, and the fair value of the preferred shares at December 31, 2008 was $365,000. We determined the fair values of those preferred shares at December 31, 2008 by using discounted cash flow models for the preferred dividend payments, weighted by the estimated probabilities of dividend payments being declared and paid. The models relied upon certain unobservable inputs including our estimate of the holding periods, which was 40 years, the annual discount rates applied to future cash flows, which we primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 22% to 47% in excess of LIBOR, and our estimate of the probabilities of dividends being declared and paid, ranging from 0% to 50%. Dividends have been declared and paid on those preferred shares subsequent to December 31, 2008. For the remaining ARPS, for which we paid $7.0 million, there was a single issuer, and we determined their fair values to be an aggregate $1.8 million at December 31, 2008 by using discounted cash flow models for the ARPS trust payments, weighted by our estimated probability of trust default. The models relied upon certain unobservable inputs, including our estimate of the holding periods, which was 40 years, the annual discount rate applied to future cash flows, which was primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 11% to 24% in excess of LIBOR, and our estimate of the probabilities of trust default, which was 0%.

In the year ended December 31, 2008, we recorded an other-than-temporary impairment of our available-for-sale investments in Loss on investments, net in our Consolidated Statements of Operations and Comprehensive Income (Loss) of $24.3 million, which included $776,000 of impairments previously classified as temporary. We recorded ARS investment impairments in Loss on investments, net of $2.2 million and zero ($0) in the years ended December 31, 2007 and 2006, respectively.

We review the impairments of our available-for-sale investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC. We classify the impairment of any individual ARS as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2007, we held warrants to purchase shares in a privately-held company that had a carrying value of $188,000. In the year ended December 31, 2008, we recorded a charge of $188,000 related to those warrants in Loss on investments, net in our Consolidated Statements of Operations and Comprehensive Income (Loss), reducing the carrying value of those warrants to zero ($0). The warrants are classified in Other long-term assets, in the Level 3 category, because there are significant unobservable inputs associated with them. We consider the warrants to be derivatives, and follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. We account for all derivatives by recognizing the changes in their fair values as gains or losses on investments in our Consolidated Statements of Operations and Comprehensive Income (Loss).

We use fair value measurements on a recurring basis in the assessment of our equity investment in a privately-held company classified as Other long-term assets, in the Level 3 category, because there are significant unobservable inputs associated with them. In the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $2.0 million in Loss on investments, net in our Consolidated Statements of Operations and Comprehensive Income (Loss), reducing the carrying value of our investment in that privately-held company to zero ($0). We assessed our investment in that privately-held company for impairment in accordance with FASB Staff Position FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. We did not record any impairment charges for the investment in a privately-held company in the years ended December 31, 2007 and 2006.

In the years ended December 31, 2008, 2007 and 2006, we did not measure the fair value of any of our assets or liabilities other than cash and cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. We consider the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

For additional information see “Note 4: Fair Value Measurements” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Report.)

Accounting for Goodwill and Certain Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives be tested for impairment on an annual basis and between annual tests in certain circumstances and requires an allocation of goodwill to the portions of a reporting unit when a portion of that reporting unit is disposed. In addition, certain circumstances may require testing for impairment in conjunction with restructuring in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On a quarterly basis, we assess whether business conditions, including material changes in the fair value of our outstanding common stock, indicate that our goodwill may not be recoverable.

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

Upon the sale of the mobile business in 2007, we determined that we no longer operate separate reporting units. We performed our annual impairment analysis of the goodwill on our balance sheet as of November 30, 2008, and we determined that there was no impairment. Our analysis compared the book value of our shareholders’ equity to the fair value of our outstanding common stock, based on quoted market prices, which exceeded the book value of our shareholders’ equity on the annual measurement date. At December 31, 2008, we had $43.9 million of goodwill on our balance sheet. Subsequent to December 31, 2008, there has been a decline in our market capitalization to an amount below our recorded stockholders’ equity as of December 31, 2008. This may be a triggering event requiring us to perform a test for impairment of our goodwill during the quarter ending March 31, 2009 and may result in an impairment charge for some or all of our recorded goodwill balance.

Other intangible assets were tested for impairment by comparing their carrying amounts to their fair values. We measured the fair value of such assets by estimating the future undiscounted cash flows attributable to them, and recognized an impairment if their carrying amounts exceeded the estimated fair values. Such evaluations rely on various assumptions, including the timing of future events and market conditions. At December 31, 2008, we no longer held material other intangible assets.

Allowances for Sales and Doubtful Accounts

Our management must make estimates of potential future sales allowances related to current period revenues for our products and services. Our sales allowance estimates are primarily based upon customer communications regarding revenue adjustments for poor traffic quality. Additionally, we analyze historical adjustments, current economic trends and changes in customer demand when evaluating the adequacy of the sales allowances. Estimates must be made and used in connection with establishing the sales allowance in any accounting period.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2008, 2007 and 2006, we recognized $14.3 million, $34.1 million and $11.3 million of stock-based compensation expense, respectively.

Calculating stock-based compensation expense relies upon certain assumptions, including the expected term of the stock-based awards, stock price volatility, expected interest rate, number and types of stock-based awards, and the pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could vary materially in the future.

Discontinued Operations

In accordance with the provisions of SFAS No. 144, the gains on sale, results of operations and cash flows of the directory and mobile businesses presented for all periods have been reported as discontinued operations. In addition, the assets and liabilities, if any, of the directory and mobile business have been classified as assets and liabilities of discontinued operations at December 31, 2008 and 2007. The process used to separately present continuing and discontinued operations required significant judgment to implement and relied on certain estimates and assumptions. Different estimates and assumptions could materially affect the allocations to the directory and mobile businesses of gains on sale, results of operations, cash flows, assets and liabilities.

Contingencies

We are subject to various legal proceedings and claims and tax matters, the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations. See “Note 7: Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Report), for further information regarding contingencies.

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. There is a wide range of possible judgments relating to the valuation of our deferred tax assets.

During the years ended December 31, 2008 and 2007, based on the weight of available evidence, we determined that it was not more likely than not that we would realize our deferred tax assets. Accordingly, we provided a valuation allowance against our net deferred tax assets at December 31, 2008 and 2007. During the year ended December 31, 2006, we recorded an income tax benefit on continuing operations primarily attributable to a reduction in the valuation allowance against deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, we may conclude that any portion of our deferred tax assets are more likely than not realizable.

Historical Results of Operations

For the year ended December 31, 2008, our net loss totaled $18.7 million, which includes a loss from continuing operations of $16.5 million. We have incurred net losses on an annual basis for all but three of the years since our inception, and as of December 31, 2008, we had an accumulated deficit of $1.0 billion.

The operating results of the directory and mobile businesses have been presented as discontinued operations in our consolidated financial statements for all periods presented. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results of operations that would have existed had we provided our online search services as a standalone business throughout the periods presented, and comparisons of our 2008 revenues and operating results to prior years are not necessarily meaningful. Due to the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating results are not necessarily meaningful, and you should not rely upon them as indications of future performance.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years ended December 31,			Years ended December 31,
	2008	2007 (1)	2006	2008	2007 (1)	2006
	(in thousands)			(as a percent of revenue)
Revenues	$156,727	$140,537	$153,800	100.0%	100.0%	100.0%
Operating expenses
Content and distribution	75,969	61,765	62,346	48.5	43.9	40.5
Systems and network operations	11,537	9,800	11,494	7.4	7.0	7.5
Product development	9,931	9,921	6,814	6.3	7.1	4.4
Sales and marketing	24,261	29,259	15,935	15.5	20.8	10.4
General and administrative	24,079	105,083	34,507	15.3	74.8	22.4
Depreciation	7,335	5,542	5,044	4.7	3.9	3.3
Restructuring	17	9,590	62,316	0.0	6.8	40.5
Other, net	(1,897)	(3,248)	—	(1.2)	(2.3)	0.0

Total operating expenses	151,232	227,712	198,456	96.5	162.0	129.0

Operating income (loss)	5,495	(87,175)	(44,656)	3.5	(62.0)	(29.0)
Loss on investments	(28,520)	(2,117)	—	(18.2)	(1.6)	0.0
Other income, net	7,149	18,226	19,581	4.6	13.0	12.7

Loss from continuing operations before income tax benefit (expense)	(15,876)	(71,066)	(25,075)	(10.1)	(50.6)	(16.3)
Income tax benefit (expense) (1)	(598)	(13,409)	29,060	(0.4)	(9.5)	18.9

Income (loss) from continuing operations (1)	(16,474)	(84,475)	3,985	(10.5)	(60.1)	2.6
Loss from discontinued operations, net of taxes (1)	(1,455)	(25,246)	(19,073)	(0.9)	(18.0)	(12.4)
Gain (loss) on sale of discontinued operations, net of taxes (1)	(770)	131,454	—	(0.5)	93.6	0.0

Net income (loss) (1)	$(18,699)	$21,733	$(15,088)	(11.9)%	15.5%	(9.8)%

(1)	Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2007, we identified certain errors affecting our income tax provision for the year ended December 31, 2007 and certain items have been restated from amounts previously reported. See “Note 1: The Company and Basis of Presentation” under the subsection, Restatement, of the Notes to Consolidated Financial Statements (Item 8, Part II of this Report) for further information.

Results of Operations for the Years Ended December 31, 2008, 2007, and 2006

Revenues.     We receive revenues from our customers when an end user of our Web search services clicks on a paid search link that is provided by a customer and displayed on our Web site or displayed on the Web property of a distribution partner. Revenues are recognized in the period in which a paid click occurs and are based on the amounts earned and remitted to us by our customers for such clicks. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services. Revenues for the years ended December 31, 2008, 2007, and 2006 are presented below (in thousands):

	2008	Change	2007	Change	2006
Revenue	$156,727	$16,190	$140,537	$(13,263)	$153,800

The increase in revenue for 2008 compared to 2007 was due to an increase in revenue from search results delivered through our distribution partners. This increase was partially offset by a decrease in revenue from our owned and operated properties. Revenue from owned and operated properties was down due to a decrease in the average fees per paid click that our customers share with us although paid click volume on our owned properties increased in 2008. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and a shift in the mix of revenue reflecting a higher proportion derived from our direct marketing initiatives on our owned properties. In 2008, 65% of our search revenues came from searches conducted by end users on the Web properties of our search distribution partners.

The decrease in revenue for 2007, compared to 2006, was primarily due to a decrease in revenue from search results delivered through certain of our distribution partners, and partially due to decreased paid click volume on our owned properties. In 2007, 58% of our search revenues came from searches conducted by end users on the Web properties of our search distribution partners.

We expect that online search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our online search revenues for the foreseeable future.

Content and Distribution Expenses.     Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our content and distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2008, 2007, and 2006 are presented below:

	2008	Change	2007	Change	2006
Content and Distribution Expenses	$75,969	$14,204	$61,765	$(581)	$62,346
Percent of Revenue	48.5%	4.6%	43.9%	3.4%	40.5%

Content and distribution expenses increased by $14.2 million to $76.0 million in 2008 compared to $61.8 million in 2007. The increase in cost as a percent of revenues for content and distribution expense was primarily due to an increase in revenue from search results delivered through our distribution partners, and increases in our revenue sharing rates. We anticipate that our content and distribution costs will increase in absolute dollars if revenues increase through growth from existing arrangements with our distribution partners or we add new distribution partners. If revenue generated from our distribution partners increases at a greater rate than revenues generated from our own branded Web sites, content and distribution costs as a percent of revenue will increase.

Content and distribution expenses decreased by $581,000 to $61.8 million in 2007 compared to $62.3 million in 2006. The increase in cost as a percent of revenues for content and distribution expense was primarily due to increases in our revenue sharing rates and minimum contractual payments made to distribution partners.

Systems and Network Operations Expenses.     Systems and network operations expenses are associated with the delivery, maintenance and support of our services, data management and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, and costs for temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2008, 2007, and 2006 are presented below:

	2008	Change	2007	Change	2006
Systems and Network Operations Expenses	$11,537	$1,737	$9,800	$(1,694)	$11,494
Percent of Revenue	7.4%	0.4%	7.0%	(0.5)%	7.5%

Systems and network operations expenses increased by $1.7 million to $11.5 million in 2008 compared to $9.8 million in 2007. The absolute dollar increase for 2008 compared to 2007 was primarily attributable to an increase of $599,000 in salaries and employee benefits, an increase of $573,000 in stock-based compensation expense, and an increase of $542,000 in contractors to augment staffing. Partially offsetting these increases was a decrease in employee expenses of $650,000 related to the cash distributions to shareholders declared in 2007.

Systems and network operations expenses decreased by $1.7 million to $9.8 million in 2007 compared to $11.5 million in 2006. The absolute dollar decrease for 2007 compared to 2006 was primarily attributable to a decrease of $1.7 million in personnel expenses and a $705,000 decrease in professional services fees. Partially offsetting these decreases were employee expenses of $668,000 related to the cash distributions to shareholders.

Product Development Expenses.     Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2008, 2007, and 2006 are presented below:

	2008	Change	2007	Change	2006
Product Development Expenses	$9,931	$10	$9,921	$3,107	$6,814
Percent of Revenue	6.3%	(0.8)%	7.1%	2.7%	4.4%

Product development expenses increased by $10,000 to $9.9 million in 2008 compared to $9.9 million in 2007. The absolute dollar increase in 2008 compared to 2007 was primarily attributable to an increase of $900,000 in stock-based compensation expense and an increase of $398,000 in salaries and employee benefits. These increases were offset by a decrease of $1.4 million in employee expenses related to the cash distributions to shareholders.

Product development expenses increased by $3.1 million to $9.9 million in 2007 compared to $6.8 million in 2006. The absolute dollar increase in 2007 compared to 2006 was primarily attributable to employee expenses of $1.5 million related to the cash distributions to shareholders, an increase of $1.4 million in stock-based compensation expense and an increase in professional services fees of $877,000. These increases were partially offset by a decrease of $535,000 in expenses for temporary employees as a result of the restructuring of our operations that we implemented in 2006.

Product development costs may not be consistent with changes in revenues as they represent key costs to develop and enhance our product and service offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that we will continue to invest in our products and services.

Sales and Marketing Expenses.     Sales and marketing expenses consist principally of personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated Web sites, consisting of agency fees, brand promotion expense, market research expense and online direct marketing expense associated with traffic acquisition. Sales and marketing expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2008, 2007, and 2006 are presented below:

	2008	Change	2007	Change	2006
Sales and Marketing Expenses	$24,261	$(4,998)	$29,259	$13,324	$15,935
Percent of Revenue	15.5%	(5.3)%	20.8%	10.4%	10.4%

Sales and marketing expenses decreased by $5.0 million to $24.3 million in 2008 compared to $29.3 million in 2007. The absolute dollar decrease in 2008 was primarily attributable to a decrease in employee expenses of $6.9 million related to the cash distributions to shareholders, a decrease in stock-based compensation expense of $4.4 million, and a decrease in professional services fees of $646,000. These decreases were partially offset by an increase in marketing expenses associated with our owned and operated Web sites of $6.3 million and an increase in salaries and employee benefits totaling $996,000.

Sales and marketing expenses increased by $13.3 million to $29.3 million in 2007 compared to $15.9 million in 2006. The absolute dollar increase in 2007 was primarily attributable employee expenses of $6.8 million related to the cash distributions to shareholders, an increase in stock-based compensation expense of $5.5 million, an increase in personnel expenses totaling $2.0 million, an increase in professional services fees of $596,000, and an increase in employee-related expenses of $324,000. These increases were partially offset by a decrease in marketing expenses associated with our owned and operated Web sites of $2.1 million.

We expect to continue to invest in marketing initiatives to promote search services on our branded Web sites.

General and Administrative Expenses.     General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, professional service fees, which include legal fees, audit fees, SEC compliance costs, which include costs related to compliance with the Sarbanes-Oxley Act of 2002, certain legal settlements, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of revenue for the years ended December 31, 2008, 2007, and 2006 are presented below:

	2008	Change	2007	Change	2006
General and Administrative Expenses	$24,079	$(81,004)	$105,083	$70,576	$34,507
Percent of Revenue	15.3%	(59.5)%	74.8%	52.4%	22.4%

General and administrative expenses decreased by $81.0 million to $24.1 million in 2008 compared to $105.1 million in 2007. The absolute dollar decrease in 2008 compared to 2007 was primarily attributable to employee expenses of $46.5 million related to the cash distributions to shareholders declared in 2007, a decrease in stock-based compensation expense of $16.8 million, a decrease in professional services fees of $9.9 million, decreases in salaries and employee benefits totaling $2.5 million, a decrease in expense due to a contract termination charge of $2.3 million in 2007, a decrease in software licensing fees of $1.6 million, and a decrease in insurance expense of $1.0 million.

General and administrative expenses increased by $70.6 million to $105.1 million in 2007 compared to $34.5 million in 2006. The absolute dollar increase in 2007 compared to 2006 was primarily attributable to employee expenses of $47.3 million related to the cash distributions to shareholders, an increase in stock-based compensation expense of $15.9 million, increases in personnel expenses totaling $3.2 million, a contract termination charge of $2.3 million, an increase in software licensing fees of $2.0 million, and an increase in professional services fees of $1.0 million. These increases were partially offset by decreases in facilities costs of $1.5 million.

Restructuring.     Restructuring charges reflect actual and estimated costs associated with the reductions in workforce and costs associated with the consolidation and closures of certain of our facilities. Restructuring charges for the years ended December 31, 2008, 2007, and 2006 are presented below (in thousands):

	2008	2007	2006
Restructuring charges:
Impairment of goodwill and intangible assets	$—	$—	$44,526
Employee separation costs	52	7,963	8,687
Stock-based compensation expense	60	670	824
Losses on contractual commitments	(88)	831	5,671
Estimated future lease losses	(7)	—	1,667
Impairment of leasehold improvements and fixed assets	—	126	941

	$17	$9,590	$62,316

In 2008, we recorded $17,000 of restructuring expense related to plans committed to in 2007 and 2006, as described below.

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

We do not expect to incur material restructuring charges in 2009 related to initiatives identified to date.

Depreciation.     Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation expenses for the years ended December 31, 2008, 2007, and 2006 are presented below (in thousands):

	2008	Change	2007	Change	2006
Depreciation Expenses	$7,335	$1,793	$5,542	$498	$5,044

The $1.8 million increase from 2007 to 2008 was primarily a result of increases in depreciation of $810,000 for purchased software, increases in depreciation of $775,000 for our internally developed software, and increases in depreciation expense of $548,000 for data center equipment.

The $498,000 increase from 2006 to 2007 was primarily a result of depreciation of $1.1 million for property and equipment recently placed in service related to our data centers and increases in depreciation of $349,000 for our internally developed software. These increases were partially offset by reductions in depreciation of $876,000 related to leasehold improvements.

Other, Net.     Other, net consists of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net of $1.9 million in 2008 and $3.2 million in 2007 consisted of gains on the sale of non-core assets.

Loss on Investments, net.     Loss on investments, net is comprised of the following for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Other-than-temporary available-for-sale investment impairments	$(24,332)	$(2,182)	$—
Impairment of convertible note from equity investee	(2,000)	—	—
Other-than-temporary impairment of equity investment in privately-held company	(2,000)	—	—
Increase (decrease) in fair value of warrants	(188)	65	—

	$(28,520)	$(2,117)	$—

In the years ended December 31, 2008 and 2007, we determined that a portion of our auction rate securities, which we classify as long-term available-for-sale securities, were other-than-temporarily impaired, and we recorded a loss on investments of $24.3 million and $2.2 million, respectively. In the year ended December 31, 2008, we determined that our equity investment and related warrants in a privately-held company, as well as a convertible note from that company, were fully impaired, and we recorded a loss on investments of $4.2 million.

In accordance with SFAS No. 133, we adjust our derivative instruments to fair value and recognize the change in the recorded fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives, and therefore gains or losses are based on the fair value.

Other Income, Net.     Other income, net, primarily consists of interest income, certain litigation settlements and foreign currency gain (loss).

	2008	2007	2006
Interest income	$7,315	$18,194	$19,681
Gain contingency resolution	1,124	—	—
Foreign currency exchange loss	(661)	(129)	(42)
Gain (loss) on disposal of fixed assets	(629)	161	49
Other items, net	—	—	(107)

	$7,149	$18,226	$19,581

Interest income decreased primarily due to lower cash and marketable investments balances in 2008 compared to 2007 and a decline in interest rates. Interest income decreased primarily due to lower cash and marketable investments balances in 2007 compared to 2006.

Income Tax Expense (Benefit).     During the years ended December 31, 2008 and 2007, we recorded an income tax expense on continuing operations of $598,000 and $13.4 million, respectively. During the year ended December 31, 2006, we recorded an income tax benefit on continuing operations of $29.1 million. The 2008 income tax expense of $598,000 is primarily attributable to a $5.6 million tax benefit from current year operations, $436,000 tax expense for non-deductible compensation paid to an executive, and a $5.4 million tax expense for the net increase in the valuation allowance against the deferred tax assets. The 2007 income tax expense of $13.4 million is primarily attributable to a $16.0 million tax expense for increasing the valuation allowance against the deferred tax assets, a $22.3 million tax expense for non-deductible compensation paid to certain executives, and a $24.9 million tax benefit from current year operations. The 2006 income tax benefit of $29.1 million is primarily attributable to a reduction in the valuation allowance against deferred tax assets of $28.6 million related to net operating losses, an $8.2 million tax expense from the non-deductible impairment of certain intangible assets, and a net tax benefit of $8.8 million from current year operations.

At December 31, 2008, we had gross deferred tax assets of $321.7 million, primarily comprised of $289.1 million of accumulated net operating loss carryforwards. During 2008, we determined that it was not more likely than not that we would realize our deferred tax assets in the foreseeable future. Accordingly, we provided a valuation allowance against our deferred tax assets. If in the future, we determine that the realization of any portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or to additional paid-in-capital, as appropriate.

Income from Discontinued Operations and Gain on Sale of Discontinued Operations.     In 2007, we completed the sale of our directory and mobile businesses and have reflected income (loss) from those businesses as income (loss) from discontinued operations. For 2007, we recorded a gain on the sale of the directory business of $57.3 million and a gain on the sale of the mobile services business of $74.2 million. For 2008, we recorded a gain on the sale of the directory business of $48,000 and a loss on the sale of the mobile services business of $818,000. Revenue, income before taxes, income tax expense, and income (loss) from discontinued operations for the years ended December 31, 2008, 2007 and 2006 are presented below (in thousands):

Directory	2008	2007	2006
Revenue from discontinued operations	$—	$28,882	$33,103

Income from discontinued operations before taxes	204	11,349	14,748
Income tax expense	(76)	(4,213)	(5,191)

Income from discontinued operations, net of taxes	$128	$7,136	$9,557

Mobile	2008	2007	2006
Revenue from discontinued operations	$127	$103,488	$184,834

Loss from discontinued operations before taxes	(2,098)	(50,100)	(43,299)
Income tax benefit	515	17,718	14,669

Loss from discontinued operations, net of taxes	$(1,583)	$(32,382)	$(28,630)

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents and short-term investments, initially generated from proceeds from private placements and our initial and follow-on public offerings. In addition, more recently we have generated cash from operations in certain periods. Further in 2007, we received proceeds of $225.0 million from the sale of our directory business, and $135.0 million from the sale of our mobile business. In 2008 and 2007, we paid special dividends to our shareholders of $299.3 million and $208.2 million, respectively.

As of December 31, 2008, we had cash and marketable investments of $205.4 million, consisting of cash and cash equivalents of $49.9 million, short-term investments available-for-sale of $141.6 million, and long-term investments available-for-sale of $13.9 million.

We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, corporate bonds and taxable municipal bonds.

Contractual Obligations and Commitments

The following are our contractual obligations and commitments (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease commitments	$1,589	$1,646	$1,614	$1,665	$284	$—	$6,798
Purchase commitments	1,773	1,742	1,251	1,026	493	—	6,285
Capital lease commitments, net of imputed interest and executory costs	552	565	209	—	—	—	1,326

Total	$3,914	$3,953	$3,074	$2,691	$777	$—	$14,409

Operating lease commitments.     We have entered into various non-cancelable operating leases agreements for our offices that expire through 2013. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table above. Certain of these leases have escalating rent payment provisions and we recognize rent expense under such leases on a straight-line basis over the term of the lease.

Purchase commitments.     Our purchase commitments consist primarily of non-cancelable service agreements for our data centers. Included in the table above are purchase commitments of $343,000 and $344,000 due in 2009 and 2010, respectively, which are reflected as liabilities on our balance sheet.

Capital lease commitments.     We entered into capital lease agreements for certain equipment used in our data centers in 2008.

We have pledged a portion of our cash as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2008, the total amount of collateral pledged under these agreements was $5.1 million.

The above table does not reflect unrecognized tax benefits of $778,000, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see “Note 8: Income Taxes” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this Report.)

Cash Flows

Net cash provided (used) by operating activities consists of net income (loss) offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities. Adjustments to net income (loss) to determine cash flow from operations include the loss from discontinued operations, the gain (loss) on sale of discontinued operations, restructuring charges, depreciation, stock-based compensation expense, realized loss on long-term investments, net gain on sale of certain assets, deferred taxes and excess tax benefits from stock-based award activity. Net cash provided (used) by investing activities primarily consists of transactions related to our investments, purchases of property and equipment, loan to equity investee and proceeds from the sale of certain assets. Net cash provided (used) by financing activities consists of a special dividend paid to our shareholders, proceeds from the issuance of stock through the exercise of stock options or warrants and our employee stock purchase plan, cash used to repurchase outstanding stock, and excess tax benefits from stock-based award activity. Net cash provided (used) by operating activities for each of 2008, 2007 and 2006 reflects cash flows from continuing operations only, and does not reflect net cash provided (used) by discontinued operations. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our consolidated financial statements do not necessarily reflect the results of operations that would have existed had we provided our online search services as a standalone business throughout the periods presented. Due to the rapidly evolving nature of our business, overall market conditions and the process used to separately present continuing and discontinued operations, we believe that period-to-period comparisons of our cash flows are not necessarily meaningful, and you should not rely upon them as indications of future performance.

Net cash provided (used) by discontinued operations consists of proceeds from the sale of discontinued operations, net cash used to acquire businesses now classified as discontinued operations, income (loss) from discontinued operations, net changes in assets and liabilities of discontinued operations, and purchases of property and equipment classified as discontinued operations.

Our net cash flows are comprised of the following for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Net cash provided (used) by operating activities	$(20,182)	$(27,276)	$60,797
Net cash provided (used) by investing activities	(111,284)	156,181	(22,950)
Net cash provided (used) by financing activities	(298,926)	(169,385)	5,432
Net cash provided (used) by discontinued operations	(17,998)	376,419	(32,572)

Net increase (decrease) in cash and cash equivalents	$(448,390)	$335,939	$10,707

Net cash used by operating activities was $20.2 million in 2008, consisting of our net loss of $18.7 million, cash used by changes in our operating assets and liabilities of $59.3 million, consisting of decreases in accrued expenses and other liabilities, and adjustments not affecting cash flows used by operating activities of $4.6 million, primarily consisting of decreases in deferred income taxes and the gain on sale of assets. Offsetting the decrease was cash provided by changes in our operating assets and liabilities of $9.4 million, consisting of decreases in notes and other receivables, other long-term assets, accounts receivable, and prepaid expenses and other current assets and increases in accounts payable, and adjustments not affecting cash flows provided by operating activities of $52.9 million, primarily consisting of the loss on long-term investments, stock-based compensation, depreciation, the loss from discontinued operations and the loss on sale of discontinued operations.

Net cash used by operating activities was $27.3 million in 2007, consisting of changes in our operating assets and liabilities of $14.9 million, primarily consisting of a decrease in accounts payable and increases in notes and other receivables, accounts receivable, and other long-term assets, and adjustments not affecting cash flows provided by operating activities of $158.8 million, primarily consisting of the gain on the sale of discontinued operations, reclassification of the tax benefit from stock-based award activity to financing activities, and the gain on sale of assets. These decreases were partially offset by our net income of $21.7 million, cash provided by changes in our operating assets and liabilities of $35.2 million, consisting of increases in accrued expenses and other current and long-term liabilities and decreases in prepaid expenses and other current assets, and adjustments not affecting cash flows provided by operating activities of $89.4 million, primarily consisting of stock-based compensation, the loss from discontinued operations, decreases in deferred income taxes, restructuring, depreciation, and the loss on long-term investments.

Net cash provided by operating activities was $60.8 million in 2006, consisting of our net loss of $15.1 million, cash provided by changes in our operating assets and liabilities of $10.5 million, consisting of decreases in accounts receivable and prepaid expenses and other current assets and increases in accounts payable, and adjustments not affecting cash flows provided by operating activities of $97.7 million, primarily consisting of restructuring, the loss from discontinued operations, stock-based compensation, and depreciation. Partially offsetting the increase was cash used by changes in our operating assets and liabilities of $7.3 million, primarily consisting of decreases in our accrued expenses and other liabilities and increases in our notes and other receivables and other long-term assets, and adjustments not affecting cash flows provided by operating activities of $25.0 million, primarily consisting of increases in our deferred tax assets.

Net cash used by investing activities was $111.3 million in 2008, primarily consisting of the purchase of $145.3 million of marketable investments and the purchase of $12.3 million in property and equipment. Partially offsetting cash used by investing activities was proceeds from the sale or maturity of our marketable investments of $44.0 million and proceeds from the sale of assets of $2.6 million.

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

Net cash used by financing activities in 2008 was $298.9 million, primarily from the special dividend of $299.3 million paid in January 2008. Partially offsetting cash used in financing activities was $603,000 from the exercise of stock options and the sale of shares through our employee stock purchase plan.

Net cash used by financing activities in 2007 was $169.4 million, primarily from the special dividend of $208.2 million paid in May 2007. Partially offsetting cash used in financing activities were tax benefits generated by stock-based award activity of $23.7 million and $15.1 million from the exercise of stock options and warrants and the sale of shares through our employee stock purchase plan.

Net cash provided by financing activities in 2006 was $5.4 million, which resulted from the exercise of stock options and the sale of shares through our employee stock purchase plan.

Net cash used by operating activities attributable to discontinued operations in 2008 was $18.0 million. Net cash provided by discontinued operations activities in 2007 was $376.4 million, consisting of proceeds from the sale of discontinued operations of $342.6 million and cash from the operating activities attributable to discontinued operations of $33.8 million. Net cash used by the operating activities attributable to discontinued operations activities in 2006 was $32.6 million.

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

Illiquid Investments

For discussion on illiquid investments, see Item 7A of Part II of this Report, “Quantitative and Qualitative Disclosures About Market Risk.”

Dispositions

On October 31, 2007, we completed the sale of our directory business to Idearc Inc. for $225 million in cash.

On December 28, 2007, we completed the sale of our mobile services business to Motricity, Inc. for $135 million in cash.

Stock Repurchase Program

On June 16, 2008, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. On June 8, 2007, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock which expired on June 7, 2008. On May 30, 2006, our board of directors authorized a stock repurchase plan whereby we were authorized to purchase up to $100 million of our common stock which expired on May 29, 2007. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. We did not repurchase any shares during the years ended December 31, 2008, 2007 or 2006.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2008. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. In 2007, we sold our mobile and directory businesses to unaffiliated third parties, and our mobile and directory businesses have been presented as discontinued operations for all periods presented, and the remaining search business’s operating results are partly based on identifying and assigning costs to our search business that were initially shared by those three businesses. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations presented in our selected financial data do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007 (1)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands except per share data)
Revenues	$35,864	$31,763	$33,852	$39,058	$42,182	$38,328	$39,469	$36,748
Operating expenses:
Content and distribution	14,948	12,597	15,274	18,946	21,792	18,062	18,265	17,850
Systems and network operations	2,279	2,406	2,295	2,820	2,442	2,774	3,238	3,083
Product development	2,279	2,484	2,086	3,072	2,209	2,929	2,757	2,036
Sales and marketing	4,825	6,665	5,518	12,251	3,789	6,041	6,882	7,549
General and administrative	9,642	29,557	12,694	53,190	7,722	4,960	5,940	5,457
Depreciation	1,383	1,273	1,443	1,443	1,487	1,731	2,160	1,957
Restructuring	433	378	558	8,221	140	(114)	(9)	—
Other, net	(1,266)	(2,047)	65	—	—	(1,897)	—	—

Total operating expenses	34,523	53,313	39,933	99,943	39,581	34,486	39,233	37,932

Operating income (loss)	1,341	(21,550)	(6,081)	(60,885)	2,601	3,842	236	(1,184)
Gain (loss) on investments	—	65	—	(2,182)	(6,707)	(4,362)	(11,046)	(6,405)
Other income, net	5,325	4,360	2,804	5,737	2,243	2,654	1,458	794

Income (loss) from continuing operations before income tax benefit (expense)	6,666	(17,125)	(3,277)	(57,330)	(1,863)	2,134	(9,352)	(6,795)
Income tax benefit (expense) (1)	(3,075)	(3,894)	(3,355)	(3,085)	(182)	577	(548)	(445)

Income (loss) from continuing operations (1)	3,591	(21,019)	(6,632)	(60,415)	(2,045)	2,711	(9,900)	(7,240)
Loss from discontinued operations, net of taxes (1)	(4,131)	(7,111)	(5,625)	(8,379)	(490)	(821)	(12)	(132)
Gain (loss) on sale of discontinued operations, net of taxes (1)	—	—	—	131,454	(238)	43	(13)	(562)

Net income (loss) (1)	$(540)	$(28,130)	$(12,257)	$62,660	$(2,773)	$1,933	$(9,925)	$(7,934)

Net income (loss) per share – Basic (1)
Income (loss) from continuing operations	$0.11	$(0.64)	$(0.20)	$(1.82)	$(0.06)	$0.08	$(0.29)	$(0.21)
Loss from discontinued operations	(0.13)	(0.22)	(0.17)	(0.25)	(0.01)	(0.02)	(0.00)	(0.00)
Gain (loss) on sale of discontinued operations	—	—	—	3.95	(0.01)	0.00	(0.00)	(0.02)

Net income (loss) per share – Basic	$(0.02)	$(0.86)	$(0.37)	$1.88	$(0.08)	$0.06	$(0.29)	$(0.23)

Weighted average shares outstanding used in computing basic income (loss) per share	31,461	32,626	33,158	33,291	34,298	34,334	34,479	34,548

Net income (loss)per share – Diluted (1)
Income (loss) from continuing operations	$0.11	$(0.64)	$(0.20)	$(1.82)	$(0.06)	$0.08	$(0.29)	$(0.21)
Loss from discontinued operations	(0.13)	(0.22)	(0.17)	(0.25)	(0.01)	(0.02)	(0.00)	(0.00)
Gain (loss) on sale of discontinued operations	—	—	—	3.95	(0.01)	0.00	(0.00)	(0.02)

Net income (loss) per share – Diluted	$(0.02)	$(0.86)	$(0.37)	$1.88	$(0.08)	$0.06	$(0.29)	$(0.23)

Weighted average shares outstanding used in computing diluted income (loss) per share	33,644	32,626	33,158	33,291	34,298	34,755	34,479	34,548

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007 (1)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(as a percent of revenue)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Content and distribution	41.7	39.6	45.1	48.5	51.7	47.1	46.3	48.6
Systems and network operations	6.3	7.6	6.8	7.2	5.8	7.2	8.2	8.4
Product development	6.3	7.8	6.2	7.9	5.2	7.6	7.0	5.5
Sales and marketing	13.5	21.0	16.3	31.4	9.0	15.8	17.4	20.5
General and administrative	26.9	93.0	37.5	136.2	18.3	12.9	15.0	14.8
Depreciation	3.9	4.0	4.3	3.7	3.5	4.5	5.5	5.4
Restructuring	1.2	1.2	1.6	21.0	0.3	(0.3)	(0.0)	—
Other, net	(3.5)	(6.4)	0.2	0.0	—	(4.8)	—	—

Total operating expenses	96.3	167.8	118.0	255.9	93.8	90.0	99.4	103.2

Operating income (loss)	3.7	(67.8)	(18.0)	(155.9)	6.2	10.0	0.6	(3.2)
Gain (loss) on investments	0.0	0.2	0.0	(5.6)	(15.9)	(11.4)	(28.0)	(17.5)
Other income, net	14.9	13.7	8.3	14.7	5.3	6.9	3.7	2.2

Income (loss) before income tax benefit (expense)	18.6	(53.9)	(9.7)	(146.8)	(4.4)	5.5	(23.7)	(18.5)
Income tax benefit (expense) (1)	(8.6)	(12.3)	(9.9)	(7.9)	(0.4)	1.5	(1.4)	(1.2)

Income (loss) from continuing operations (1)	10.0	(66.2)	(19.6)	(154.7)	(4.8)	7.0	(25.1)	(19.7)
Income (loss) from discontinued operations, net of taxes (1)	(11.5)	(22.4)	(16.6)	(21.5)	(1.2)	(2.1)	(0.0)	(0.4)
Gain (loss) on sale of discontinued operations, net of taxes (1)	0.0	0.0	0.0	336.6	(0.6)	0.1	(0.0)	(1.5)

Net income (loss) (1)	(1.5)%	(88.6)%	(36.2)%	160.4%	(6.6)%	5.0%	(25.1)%	(21.6)%

(1)	Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2007, we identified certain errors affecting our income tax provision for the quarter ended December 31, 2007 related to the determination of the amount of net operating loss carryforwards utilized in 2007 to offset taxable income for 2007. These errors resulted principally from the recognition of our utilization of alternative minimum tax credit carryforwards, as well as errors related to temporary differences in the tax bases of certain assets and liabilities. As a result of these errors, we overstated the portion of the utilization of net operating loss carryforwards that relate to tax deductions associated with the exercise of stock options, which are accounted for as additional paid-in capital, with a corresponding overstatement of income tax expense from continuing operations in the amount of $6.3 million for the quarter ended December 31, 2007. We also overstated our tax expense related to discontinued operations by $892,000 for the quarter ended December 31, 2007.

We believe the correction of these errors is not material to the 2007 consolidated financial statements, and therefore we are restating our 2007 consolidated financial statements in this Annual Report on Form 10-K. The effects of this restatement on the results of operations for the three months ended December 31, 2007 are as follows (in thousands, except per share data):

	Three months ended December 31, 2007
	As previously reported	Adjustment	As restated
Income tax expense	$(9,347)	$6,262	$(3,085)

Loss from continuing operations	(66,677)	6,262	(60,415)
Loss from discontinued operations, net of taxes	(8,439)	60	(8,379)
Gain on sale of discontinued operations, net of taxes	130,622	832	131,454

Net income	$55,506	$7,154	$62,660

Net income per share—Basic and diluted
Loss from continuing operations	$(2.00)	$0.18	$(1.82)
Loss from discontinued operations	(0.25)	0.00	(0.25)
Gain on sale of discontinued operations	3.92	0.03	3.95

Net income per share	$1.67	$0.21	$1.88

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

On January 1, 2008, we adopted the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position, cash flows, or results of operations. We are currently evaluating the remaining provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2009 for nonfinancial assets and nonfinancial liabilities will have on our financial position, cash flows, and results of operations.

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we adopted the provisions of FSP No. 157-3 in our consolidated financial statements for the year ended December 31, 2008. The adoption did not have a material impact on our financial position, cash flows or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk.     We invest our available cash in debt instruments of the U.S. Government and its agencies. By policy, we limit our credit exposure to any one issuer. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2008, our cash equivalent balances in money market funds were $36.3 million, our short-term investment balances were $141.6 million and our long-term investment balances were $13.9 million.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2008 and the related weighted average interest rates. Amounts are presented in U.S. dollar equivalents, which is our reporting currency.

Principal amounts and weighted average interest rates by expected year of maturity in U.S. dollars as of December 31, 2008 are as follows (in thousands, except percentages):

	2009		2010 -2013		Thereafter		Total		Fair Value
U.S. government securities	$140,435	2.02%	$—	0.0%	$—	0.0%	$140,435	2.02%	$141,592
Money market funds	36,303	0.98%	—	0.0%	—	0.0%	36,303	0.98%	36,303
Auction rate securities	—	0.0%	—	0.0%	40,430	3.92%	40,430	3.92%	13,916

Cash equivalents and marketable fixed-income securities	$176,738		$—		$40,430		$217,168		$191,811

Foreign Currency Risk.     Our earnings and cash flows are subject to fluctuations due to changes in the exchange rates of the principal currency of foreign countries where we operate (Canada, countries in Europe, and India) versus the U.S. dollar. We are exposed to these exchange rate fluctuations as the financial results of our non-U.S. based subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact our consolidated results. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive income in stockholders’ equity. We do not currently use derivative instruments to manage our exposure to changes in foreign currency exchange rates as this exposure has had an immaterial impact on our past financial results.

Financial Market Risk.     We do not invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio at December 31, 2008 were auction rate securities (“ARS”) that we purchased for $33.4 million. These investments failed to trade at auctions due to insufficient bids from buyers. While we now earn a premium interest rate on $28.4 million of the ARS that failed to settle in the auction process, the investments cannot be quickly converted into cash and were considered illiquid as of December 31, 2008. We determined that the fair value of those ARS was $13.6 million at December 31, 2008, and we recorded an other-than- temporary impairment of $14.9 million related to a portion of the ARS, recorded as Loss on investments, net in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2008. If the ARS issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those ARS may continue to decline and we may record further other-than-temporary impairment charges. In 2008, an issuer of one of our ARS terminated the ARS trust and issued us preferred shares in the ARS issuer. We paid $7.0 million for those ARS that were replaced with preferred shares, and the fair value of those preferred shares at December 31, 2008 was $365,000, and we recorded an other-than- temporary impairment of $5.7 million and $944,000 related to those ARS for the years ended December 31, 2008 and 2007, respectively, and we now receive non-cumulative dividends on those preferred shares instead of interest payments. If the preferred share issuer continues to have its credit ratings deteriorate, the fair value of those preferred shares may continue to decline and we may record further other-than-temporary impairment charges. In 2008, an issuer of one of our ARS liquidated the trust collateral and replaced it with non-cumulative perpetual preferred shares in the ARS issuer, which has not paid a dividend, and we do not expect it to pay a dividend. We paid $5.0 million for that ARS, and the fair value at December 31, 2008 was zero ($0). The global financial markets experienced unusual and significant distress during 2008 and that distress is continuing and may continue to the end of 2009 and possibly longer, which may continue to impair our ability to liquidate those ARS.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 2, 2009

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2008	2007
		(As restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$49,936	$498,326
Short-term investments, available-for-sale	141,592	39,019
Accounts receivable, net of allowance of $32 and $202	15,423	17,081
Notes and other receivables	1,349	7,104
Prepaid expenses and other current assets	1,767	1,902
Assets of discontinued operations	—	4,730

Total current assets	210,067	568,162
Property and equipment, net	18,078	10,945
Long-term investments, available-for-sale	13,916	37,472
Goodwill and other intangible assets, net	44,123	44,123
Other long-term assets	4,949	10,722

Total assets	$291,133	$671,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,518	$5,148
Accrued expenses and other current liabilities	19,707	78,543
Special dividend payable	—	299,296
Liabilities of discontinued operations	1,109	21,753

Total current liabilities	27,334	404,740
Long-term liabilities	1,475	634

Total liabilities	28,809	405,374
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 34,796,010 and 34,321,954 shares	3	3
Additional paid-in capital	1,292,360	1,279,225
Accumulated deficit	(1,032,579)	(1,013,880)
Accumulated other comprehensive income	2,540	702

Total stockholders’ equity	262,324	266,050

Total liabilities and stockholders’ equity	$291,133	$671,424

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
		(As restated, see Note 1)
Revenues	$156,727	$140,537	$153,800

Operating expenses:
Content and distribution	75,969	61,765	62,346
Systems and network operations	11,537	9,800	11,494
Product development	9,931	9,921	6,814
Sales and marketing	24,261	29,259	15,935
General and administrative	24,079	105,083	34,507
Depreciation	7,335	5,542	5,044
Restructuring	17	9,590	62,316
Other, net	(1,897)	(3,248)	—

Total operating expenses	151,232	227,712	198,456

Operating income (loss)	5,495	(87,175)	(44,656)
Loss on investments, net	(28,520)	(2,117)	—
Other income, net	7,149	18,226	19,581

Loss from continuing operations before income tax benefit (expense)	(15,876)	(71,066)	(25,075)
Income tax benefit (expense)	(598)	(13,409)	29,060

Income (loss) from continuing operations	(16,474)	(84,475)	3,985
Discontinued operations:
Loss from discontinued operations, net of taxes	(1,455)	(25,246)	(19,073)
Gain (loss) on sale of discontinued operations, net of taxes	(770)	131,454	—

Net income (loss)	$(18,699)	$21,733	$(15,088)

Earnings (loss) per share—Basic:
Income (loss) from continuing operations	$(0.48)	$(2.59)	$0.13
Loss from discontinued operations	(0.04)	(0.77)	(0.61)
Gain (loss) on sale of discontinued operations	(0.02)	4.03	—

Basic net income (loss) per share	$(0.54)	$0.67	$(0.48)

Weighted average shares outstanding used in computing basic income (loss) per share	34,415	32,640	31,254
Earnings (loss) per share—Diluted:
Income (loss) from continuing operations	$(0.48)	$(2.59)	$0.12
Loss from discontinued operations	(0.04)	(0.77)	(0.58)
Gain (loss) on sale of discontinued operations	(0.02)	4.03	—

Diluted net income (loss) per share	$(0.54)	$0.67	$(0.46)

Weighted average shares outstanding used in computing diluted income (loss) per share	34,415	32,640	33,042
Other comprehensive income (loss):
Net income (loss)	$(18,699)	$21,733	$(15,088)
Foreign currency translation adjustment	(47)	168	456
Unrealized gain (loss) on investments, available-for-sale	1,109	(2,081)	489
Reclassification adjustment for other-than-temporary losses on investments, available-for-sale, included in net loss	776	1,337	—
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	—	(186)

Comprehensive income (loss)	$(16,861)	$21,157	$(14,329)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007, and 2006

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2005	31,019	$3	$1,684,974	$(1,020,525)	$519	$664,971
Common stock issued for stock options	280	—	3,599	—	—	3,599
Common stock issued for employee stock purchase plan	94	—	1,833	—	—	1,833
Unrealized gain on available-for-sale investments	—	—	—	—	489	489
Excess tax benefits	—	—	4,563	—	(186)	4,377
Foreign currency translation adjustment	—	—	—	—	456	456
Stock-based compensation	—	—	17,928	—	—	17,928
Net loss	—	—	—	(15,088)	—	(15,088)

Balance, December 31, 2006	31,393	3	1,712,897	(1,035,613)	1,278	678,565
Common stock issued for stock options and restricted stock units	1,701	—	9,949	—	—	9,949
Common stock issued for employee stock purchase plan	77	—	1,382	—	—	1,382
Common stock issued for warrants	1,151	—	3,787	—	—	3,787
Unrealized loss on available-for-sale investments	—	—	—	—	(744)	(744)
Foreign currency translation adjustment	—	—	—	—	168	168
Excess tax benefits (As restated, see Note 1)	—	—	14,778	—	—	14,778
Stock-based compensation	—	—	50,283	—	—	50,283
Taxes paid on stock issued for equity awards	—	—	(6,238)	—	—	(6,238)
Common stock repurchased	—	—	(114)	—	—	(114)
Special dividends	—	—	(507,499)	—	—	(507,499)
Net income (As restated, see Note 1)	—	—	—	21,733	—	21,733

Balance, December 31, 2007 (As restated, see Note 1)	34,322	3	1,279,225	(1,013,880)	702	266,050
Common stock issued for stock options and restricted stock units	420	—	16	—	—	16
Common stock issued for employee stock purchase plan	54	—	587	—	—	587
Unrealized gain on available-for-sale investments	—	—	—	—	1,885	1,885
Foreign currency translation adjustment	—	—	—	—	(47)	(47)
Tax effect of equity compensation	—	—	(1,029)	—	—	(1,029)
Stock-based compensation	—	—	15,143	—	—	15,143
Taxes paid on stock issued for equity awards	—	—	(1,582)	—	—	(1,582)
Net loss	—	—	—	(18,699)	—	(18,699)

Balance, December 31, 2008	34,796	$3	$1,292,360	$(1,032,579)	$2,540	$262,324

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2007	2006
		(As restated, see Note 1)
Operating Activities:
Net income (loss)	$(18,699)	$21,733	$(15,088)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss from discontinued operations	1,455	25,246	19,073
Loss (gain) on sale of discontinued operations	770	(131,454)	—
Loss on investments, net	28,520	2,182	—
Stock-based compensation	14,304	34,058	11,269
Depreciation	7,335	5,542	5,044
Deferred income taxes	(2,667)	12,816	(24,870)
Net gain on sale of assets	(1,897)	(3,409)	(150)
Restructuring	17	9,590	62,316
Excess tax benefits from stock-based award activity	—	(23,700)	—
Other	540	(196)	(28)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	1,643	(3,657)	4,598
Notes and other receivables	5,228	(3,941)	(517)
Prepaid expenses and other current assets	135	1,499	2,704
Other long-term assets	1,784	(1,862)	(402)
Accounts payable	614	(5,445)	3,184
Accrued expenses and other current and long-term liabilities	(59,264)	33,722	(6,336)

Net cash provided (used) by operating activities	(20,182)	(27,276)	60,797
Investing Activities:
Purchases of property and equipment	(12,277)	(3,684)	(7,355)
Other long-term assets	(199)	—	—
Proceeds from sale of assets	2,550	2,838	—
Loan to equity investee	—	(2,000)	—
Proceeds from sales and maturities of investments	43,980	294,381	298,288
Purchases of investments	(145,338)	(135,354)	(313,883)

Net cash provided (used) by investing activities	(111,284)	156,181	(22,950)
Financing Activities:
Special dividend paid	(299,296)	(208,203)	—
Proceeds from stock option and warrant exercises	16	13,736	3,599
Proceeds from issuance of stock through employee stock purchase plan	587	1,382	1,833
Repayment of capital lease obligation	(233)	—	—
Excess tax benefits from stock-based award activity	—	23,700	—

Net cash provided (used) by financing activities	(298,926)	(169,385)	5,432
Discontinued operations:
Operating activities	(17,998)	33,820	(17,569)
Investing activities	—	342,599	(15,003)

Net cash provided (used) by discontinued operations	(17,998)	376,419	(32,572)

Net increase (decrease) in cash and cash equivalents	(448,390)	335,939	10,707
Cash and cash equivalents, beginning of period	498,326	162,387	151,680

Cash and cash equivalents, end of period	$49,936	$498,326	$162,387

Supplemental disclosure of non-cash financing activities:
Special dividend payable at year end	$—	$299,296	$—
Purchases of assets under capital leases	$1,601	$—	$—
Cash paid for:
Income taxes for continuing operations	$5,117	$—	$185

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007, and 2006

Note 1:     The Company and Basis of Presentation

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

Basis of presentation:     On October 31, 2007, the Company completed the sale of its directory business to Idearc Inc., for $225.0 million in cash. On December 28, 2007, the Company completed the sale of its mobile business to Motricity, Inc., for $135.0 million in cash. The operating results of the directory and mobile businesses have been presented as discontinued operations for all years presented.

Restatement:     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2007, the Company identified certain errors affecting the Company’s income tax provision for the year ended December 31, 2007 related to the determination of the amount of net operating loss carryforwards utilized in 2007 to offset taxable income for 2007. These errors resulted principally from the recognition of its utilization of alternative minimum tax credit carryforwards, as well as errors related to temporary differences in the tax bases of certain assets and liabilities. As a result of these errors, the Company overstated the portion of the utilization of net operating loss carryforwards that relate to tax deductions associated with the exercise of stock options, which are accounted for as additional paid-in capital, with a corresponding overstatement of its income tax expense from continuing operations in the amount of $6.3 million for the year ended December 31, 2007. The Company also overstated its tax expense related to discontinued operations by $892,000 for the year ended December 31, 2007. These errors also resulted in an overstatement of additional paid-in capital of $7.0 million and an overstatement of accrued expenses and other current liabilities of $160,000 as of December 31, 2007.

The Company believes that the correction of these errors is not material to the 2007 consolidated financial statements, and therefore, the Company is restating its 2007 consolidated financial statements in this Annual Report on Form 10-K.

The effects of this restatement on the Consolidated Balance Sheet as of December 31, 2007 are as follows (in thousands):

	As previously reported	Adjustment	As restated
Accrued expenses and other current liabilities	$78,703	$(160)	$78,543
Total current liabilities	$404,900	$(160)	$404,740
Total liabilities	$405,534	$(160)	$405,374
Additional paid-in capital	$1,286,219	$(6,994)	$1,279,225
Accumulated deficit	$(1,021,034)	$7,154	$(1,013,880)
Total stockholders’ equity	$265,890	$160	$266,050

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The effects of this restatement on the results of operations for the year ended December 31, 2007 are as follows (in thousands, except per share data):

	As previously reported	Adjustment	As restated
Income tax expense	$(19,671)	$6,262	$(13,409)

Loss from continuing operations	(90,737)	6,262	(84,475)
Loss from discontinued operations, net of taxes	(25,306)	60	(25,246)
Gain on sale of discontinued operations, net of taxes	130,622	832	131,454

Net income	$14,579	$7,154	$21,733

Net income per share – Basic and diluted
Loss from continuing operations	$(2.78)	$0.19	$(2.59)
Loss from discontinued operations	(0.77)	0.00	(0.77)
Gain on sale of discontinued operations	4.00	0.03	4.03

Net income per share	$0.45	$0.22	$0.67

The effects of this restatement on the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2007 are as follows (in thousands):

	As previously reported	Adjustment	As restated
Additional paid-in capital:
Excess tax benefits	$21,772	$(6,994)	$14,778
Balance, Additional paid-in capital	$1,286,219	$(6,994)	$1,279,225
Accumulated deficit:
Net income	$14,579	$7,154	$21,733
Balance, Accumulated deficit	$(1,021,034)	$7,154	$(1,013,880)
Balance, Stockholders’ equity	$265,890	$160	$266,050

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Segments:    The Company’s chief executive officer, who is its chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by revenue information disaggregated by geographic region and other measures for purposes of allocating resources and evaluating financial performance. The Company’s operations are not organized into components below the consolidated unit level, and operating results are not reported to the chief executive officer for components below the consolidated unit level. Accordingly, the Company’s management considers InfoSpace to be in a single reporting segment and a single operating unit structure.

Note 2:    Summary of Significant Accounting Policies

Cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of ninety days or less at date of acquisition to be Cash equivalents, which are carried at fair value.

Short-term and long-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. Government and its agencies. All debt instruments with original maturities greater than ninety days up to one year from the balance sheet date are considered Short-term investments. Other investments maturing after one year from the balance sheet date are generally considered Long-term investments. The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

the SEC’s SAB Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. FSP FAS 115-1/124-1 and SAB Topic 5M provide guidance for determining when certain investments are other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its available-for-sale investments are other than temporary. As of December 31, 2008 and 2007, the Company’s Short-term and Long-term investments are classified as available-for-sale and are reported at their fair value, with unrealized gains and temporary impairments reported in Other comprehensive income (loss), and other-than-temporary impairments reported as Gains (losses) on investments in the Consolidated Statement of Operations.

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	15 months – 3 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company has capitalized certain internal use software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs capitalized primarily consist of employee salaries and benefits allocated on a project or product basis. The Company capitalized $1.7 million, $1.5 million, and $1.1 million of internal-use software costs in the years ended December 31, 2008, 2007, and 2006, respectively.

Valuation of goodwill and intangible assets:    In accordance with SFAS No. 142, Goodwill and Intangible Assets, the Company evaluates Goodwill and Other intangible assets at least annually to determine whether there has been any impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances, including material changes in the fair value of the Company’s outstanding common stock, indicate that the carrying amount of the Company’s assets might not be recoverable. The Company also accounts for definite-lived intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

There has been no change in the Company’s Goodwill during the period from January 1, 2007 to December 31, 2008, and the Company held $43.9 million of Goodwill on its balance sheet as of December 31, 2008 and 2007.

Other intangible assets consisted of the following (in thousands):

	December 31, 2008 and 2007
	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Core technology	$800	$(800)	$—
Other	6,667	(6,667)	—

Total definite-lived intangible assets	7,467	(7,467)	—
Indefinite-lived intangible assets	183	—	183

Total	$7,650	$(7,467)	$183

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Assuming the Company does not acquire businesses or intangible assets in 2009, no amortization of definite-lived intangible assets is expected in 2009.

Impairment and Allocation Analyses:    In the years ended December 31, 2008, 2007, and 2006, the Company conducted its annual impairment analyses for goodwill and indefinite-lived intangible assets as of November 30, 2008, 2007, and 2006 and determined that the carrying value of its goodwill and indefinite-lived intangible assets, other than in connection with its 2006 restructuring, was not impaired. Before 2008, the annual impairment analyses were based on a valuation of the Company’s reporting units using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit. Upon the sale of the mobile business in 2007, the Company determined that it no longer operates separate reporting units. Therefore, the methodology used for the Company’s 2008 analysis compared the balance of its stockholders’ equity to the fair value of its outstanding common stock based on the Company’s quoted stock price.

In the year ended December 31, 2007, related to the sale of its directory business, the Company allocated $60.5 million of goodwill to discontinued operations from its former Online segment, based on an analysis using a combination of the revenues, direct contribution to profit and cash flows of the directory and search businesses, and the Company’s quoted stock price.

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

Other investments:    The Company has invested in equity investments of privately-held companies for business and strategic purposes. Investments in companies whose securities are not publicly traded are recorded at cost. Realized gains are recorded based on the identified specific cost of the investment sold. Warrants held by the Company to purchase equity securities are included in the Consolidated Balance Sheets at their fair value with changes in fair value recorded as Gains or losses on investments in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not exercise significant influence over the operating or financial policies of any of the non-public companies in which it has invested and therefore accounts for such investments under the cost method and records the investment in Other long-term assets. The Company accounts for these investments in equity instruments in accordance with FSP FAS 115-1/124-1 and SAB Topic 5M which provide guidance on determining when an investment is other-than-temporarily impaired. The Company periodically evaluates whether the declines in fair value of its equity investments are other-than-temporary, and reports other-than-temporary impairments as Losses on investments, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Revenues:    The Company generates revenues from its search services. Revenues are generated when an end user of its services clicks on a paid search link displayed on one of the Company’s owned and operated Web sites or through a distribution partner’s Web property, on which the Company provides private-label online search products and services.

Search revenue is recorded on a gross basis in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is the primary obligor in the revenue-generating relationships with its search engine customers; it separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements and assumes the credit risk for amounts invoiced to such customers. Revenues are recognized in the period in which a paid search occurs and are based

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

on the amounts earned by and remitted to the Company. The Company, through its meta-search technology, determines the paid search results, content and information directed to its owned and operated Web sites and its distribution partners’ Web properties. The Company earns revenue from its search engine customers by providing paid search results generated from its distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner.

Content and distribution expenses:    Content and distribution expenses consist principally of costs related to revenue sharing arrangements with distribution partners in connection with the search services for Web properties of the Company’s distribution partners and other content or data licenses.

System and network operation expenses:    System and network operation expenses are costs associated with the delivery, maintenance and support of the Company’s products, services and infrastructure and principally consists of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment staffing needs, communication costs, such as high-speed Internet access and hosting, equipment maintenance and repair, and professional service fees.

Product development expenses:    Product development expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment staffing needs, for research, development, support and ongoing enhancements of the Company’s products and services.

Sales and marketing expenses:    Sales and marketing expenses consist principally of personnel costs, which include salaries, benefits and other employee related costs, stock-based compensation, and temporary help and contractors to augment staffing needs, and marketing expenses associated with our owned and operated Web sites, consisting of agency fees, brand promotion expense, market research expense and online direct marketing expense associated with traffic acquisition. Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $11.4 million, $4.3 million, and $4.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

General and administrative expenses:    General and administrative expenses consist principally of personnel costs, stock-based compensation, professional service fees, which include legal, audit, and Securities and Exchange Commission (“SEC”) and Sarbanes-Oxley Act compliance fees, occupancy and general office expenses, and general business development and management expenses.

Stock-based compensation:    The Company measures and recognizes its compensation expense for all share-based payment awards made to employees and directors including stock option grants and purchases of stock made pursuant to the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”) based on estimated fair values in accordance with SFAS No. 123(R), Share-Based Payment. Expense is recognized on a straight-line basis over the requisite vesting period for each separately vesting portion of the award.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Employee Benefit Plan:    The Company has a 401(k) savings plan covering its U.S. based employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2008, 2007, and 2006, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2008, 2007, and 2006, the Company contributed $327,000, $315,000, and $420,000, respectively, for employees of continuing operations.

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

Other, net:    Other, net consists of gains or charges that are not directly associated with other revenues or operating expense classifications. Other, net during the years ended December 31, 2008 and 2007 of $1.9 million and $3.2 million, respectively, primarily consisted of the gains on sales of non-core assets. There were no Other, net charges in the year ended December 31, 2006.

Other income, net:    Other income, net for the years ended December 31, 2008, 2007, and 2006, consists of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Interest income	$7,315	$18,194	$19,681
Gain contingency resolution	1,124	—	—
Foreign currency exchange loss	(661)	(129)	(42)
Gain (loss) on disposal of property and equipment	(629)	161	49
Other items, net	—	—	(107)

Other income, net	$7,149	$18,226	$19,581

Income (loss) from discontinued operations and gain (loss) on sale of discontinued operations:    In 2007, the Company completed the sale of its directory and mobile businesses and has reflected the results of operations from these businesses as discontinued operations for all periods presented.

For the years ended December 31, 2008, 2007, and 2006, the Company recorded income from the operating results of its directory and mobile businesses. The Company recorded a gain on sale of Directory of $48,000, net of tax expense of $26,000, and $57.3 million, net of tax expense of $79.2 million in the years ended December 31, 2008 and 2007, respectively, and the Company recorded a loss on sale of Mobile of $818,000, net

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

of tax benefit of $780,000, and a gain of $74.2 million, net of tax expense of $38.7 million, in the years ended December 31, 2008 and 2007, respectively. These amounts consist of the following (in thousands):

Directory	Years ended December 31,
	2008	2007	2006
Revenue from discontinued operations	$—	$28,882	$33,103
Income from discontinued operations before taxes	204	11,349	14,748
Income tax expense	(76)	(4,213)	(5,191)

Income from discontinued operations, net of taxes	$128	$7,136	$9,557

Gain on sale of discontinued operations, net of taxes	$48	$57,272	$—

Mobile	Years ended December 31,
	2008	2007	2006
Revenue from discontinued operations	$127	$103,488	$184,834
Loss from discontinued operations before taxes	(2,098)	(50,100)	(43,299)
Income tax benefit	515	17,718	14,669

Loss from discontinued operations, net of taxes	$(1,583)	$(32,382)	$(28,630)

Gain (loss) on sale of discontinued operations, net of taxes	$(818)	$74,182	$—

In 2007, the Company recorded employee expenses of $460,000 for the directory business and $11.6 million for the mobile business related to the cash distributions to shareholders associated with discontinued operations.

Assets and liabilities from discontinued operations at December 31, 2008 and 2007 for the mobile business consist of the following (in thousands), there were no assets or liabilities related to the directory business at December 31, 2008 and 2007:

Mobile	December 31, 2008	December 31, 2007
Accounts receivable	$—	$4,730

Assets of discontinued operations	$—	$4,730

Accounts payable	31	3,214
Accrued expenses and other current liabilities	1,078	18,539

Liabilities of discontinued operations	$1,109	$21,753

Net income (loss) per share:    Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The treasury stock method calculates the dilutive effect for stock options and warrants with an exercise price less than the average stock price during the period presented.

	Years ended December 31,
In thousands	2008	2007	2006
Weighted average common shares outstanding, basic	34,415	32,640	31,254
Dilutive stock options and warrants	—	—	1,788

Weighted average common shares outstanding, diluted	34,415	32,640	33,042
Antidilutive stock option, restricted stock unit, and warrant equivalents excluded from dilutive share calculation	930	3,034	932
Outstanding stock options and warrants with an exercise price more than the average price during the year not included in dilutive share calculation	4,865	5,283	6,323

Other Comprehensive Income:    Comprehensive income includes Net income (loss), plus items that are recorded directly to stockholders’ equity, including foreign currency translation adjustments and the net change in unrealized gains and losses on short-term and long-term investments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of Net income (loss) in the period realized. Amounts reclassified out of Other comprehensive income into Net income (loss) were determined on the basis of specific identification. Components of Accumulated other comprehensive income included on the Consolidated Balance Sheets at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,
	2008	2007
Unrealized gain on foreign currency translation	$1,544	$1,591
Unrealized gain (loss) on available-for-sale investments, including tax of $186	996	(889)

	$2,540	$702

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

Revenue concentration:    The Company derives a significant portion of its revenues from a small number of customers. Revenues from the top two customers of the Company represented 95% or more of total revenues in each of the years ended December 31, 2008, 2007, and 2006, respectively. These customers each accounted for more than 10% of total revenues in the years ended December 31, 2008, 2007, and 2006. At December 31, 2008 and 2007, these two customers each accounted for more than 10% of the accounts receivable balance.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

As discussed further in “Note 1: The Company and Basis of Presentation,” upon the sale of the mobile business in 2007, the Company determined that it no longer operates separate reporting units. Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years ended December 31,
	2008	2007	2006
United States	$152,886	$136,537	$150,795
International	3,841	4,000	3,005

Total	$156,727	$140,537	$153,800

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

Derivative instruments:    The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax basis of assets and liabilities. The Company evaluates the deferred tax assets for future realization and reduces them by a valuation allowance to the extent management of the Company believes that they more likely than not will not be realized. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Due to the size of the net operating loss carryforwards, their expiration beginning in 2020, and the Company’s recent level of annualized profitability, management has determined that sufficient uncertainty exists regarding the realizability of the deferred tax assets and has provided a full valuation allowance. The Company will continue to evaluate the likelihood of the realization of the deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the Company may conclude that any portion of the deferred tax assets are more likely than not realizable.

At December 31, 2008 and 2007, the Company evaluated the realizability of its remaining deferred tax assets. That evaluation considered, among other factors, the future revenue levels, trends in the industry and the current macroeconomic environment. Based on that evaluation, the Company determined the net deferred tax assets were not more likely than not realizable and provided a valuation allowance against its deferred tax assets. At December 31, 2008 and 2007, the Company provided valuation allowances of $321.7 million and $324.3 million, respectively, against its deferred tax assets related to net operating loss carryforwards and other temporary differences.

Lease accounting:    The Company leases office space and computer equipment used in its data centers. All leases are accounted for under the guidance provided by SFAS No. 13, Accounting for Leases. These leases are classified as either capital leases or operating leases, as appropriate. The amortization of assets under capital

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

leases is included with depreciation expense. For the year ended December 31, 2008, $341,000 of amortization for assets acquired under capital leases was included in depreciation expense. For the years ended December 31, 2007 and 2006, the Company did not have any equipment leased under capital leases.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, valuation of investments and other-than-temporary impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, restructuring-related liabilities, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.

Note 3:    Balance Sheet Components

Short-term and long-term investments classified as available-for-sale at December 31, 2008 and 2007 consisted of the following, stated at fair value (in thousands):

	December 31,
	2008	2007
Corporate notes and bonds	$—	$18,109
U.S. Government securities	141,592	20,910

Short-term investments	141,592	39,019
Auction rate securities classified as long-term investments	13,916	37,472

Total investments available-for-sale	$155,508	$76,491

Maturity information was as follows for investments classified as available-for-sale at December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$140,410	$1,182	$—	$141,592
Auction rate securities (greater than one year)	13,916	—	—	13,916

Total	$154,326	$1,182	$—	$155,508

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

At December 31, 2007, there were gross unrealized gains of $65,000 and gross unrealized losses of $783,000.

	December 31,
	2008	2007
Property and equipment	(in thousands)
Computer equipment and data center	$13,917	$28,113
Purchased software	7,816	4,983
Internally developed software	5,632	3,615
Office equipment	2,212	2,265
Office furniture	1,041	2,684
Leasehold improvements and other	3,091	7,355

	33,709	49,015
Accumulated depreciation	(16,041)	(38,664)

	17,668	10,351
Capital projects in progress	410	594

	$18,078	$10,945

Included in computer equipment and data center was $1.6 million of assets acquired under capital lease. At December 31, 2008, the current portion of capital lease obligation was $593,000 and the non-current portion of capital lease obligation was $775,000.

	December 31,
	2008	2007
Accrued expenses and other current liabilities	(in thousands)
Accrued distribution partner obligations	$11,544	$14,132
Salaries and related expenses	2,599	4,247
Customer deposits	1,537	4,421
Accrued legal and other consulting expenses	1,360	3,713
Accrued rent	1,138	803
Other	932	6,234
Capital lease obligation	593	—
Accrued restructuring	4	7,628
Accrued payments to employees related to cash distribution made to shareholders	—	37,365

	$19,707	$78,543

	December 31,
	2008	2007
Long-term liabilities	(in thousands)
Unrecognized tax benefit	$634	$634
Capital lease obligation	775	—
Deferred revenue	66	—

	$1,475	$634

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Note 4:    Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, issued by the FASB. SFAS No. 157 defines fair value, establishes a framework for measuring fair value for the purposes of GAAP, and expands required disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	December 31, 2008	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$36,501	$36,501	$—	$—
Available-for-sale securities	155,143	141,592	—	13,551
Equity investment	—	—	—	—
Warrants	—	—	—	—
Preferred shares	365	—	—	365

	$192,009	$178,093	$—	$13,916

The Company’s available-for-sale securities include $13.6 million of auction rate securities (“ARS”), which are classified as long-term, in the Level 3 category within the input hierarchy, because there are significant unobservable inputs associated with those investments. The Company’s ARS are floating rate securities with either long-term maturities or no maturity date, which are marketed by financial institutions with auction reset dates primarily at 28-day intervals to provide short-term liquidity and pay interest rates at 2% above the London Interbank Offered Rate (“LIBOR”). Beginning in August 2007, auctions for the ARS that the Company held at December 31, 2008 began to fail due to insufficient bids from buyers which resulted in higher interest rates being earned on those securities. The Company recognized $24.3 million and $2.2 million in Loss on Investments, net during the years ended December 31, 2008 and 2007, respectively.

The Company owns two types of ARS. The first type of ARS is collateralized by investment-grade corporate debt and prime-rated mortgage-backed debt, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. The Company paid $21.4 million for its holdings at December 31, 2008 in this type of ARS, and determined the fair values by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default and the fair value of the collateral. Those models relied upon certain unobservable inputs including management’s estimate of the holding periods, ranging from 6 to 28 years for the ARS trusts and from 16 to 42 years for the monoline insurers, the annual discount rates applied to future cash flows, which management primarily based on the historical credit default swap rates for comparable ARS trust entities and monoline insurance companies, ranging from 4% to 36% in excess of LIBOR for the ARS trusts and from 16% to 49% in excess of LIBOR for the monoline insurers, and management’s estimate of the probabilities of ARS trust default, ranging from 0% to 50%.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral by the ARS issuer, the Company or ARS trust is entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). The Company originally paid $12.0 million for the ARS that it held at December 31, 2008. In 2008, an issuer of one of the Company’s

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

ARPS liquidated the collateral and replaced it with non-cumulative perpetual preferred shares in the ARPS issuer. The Company paid $5.0 million for that ARPS, and the fair value at December 31, 2008 was zero ($0). The Company determined the fair value of that ARPS at December 31, 2008 by using a discounted cash flow model for the preferred dividend payments, weighted by the estimated probability of dividend payments being declared and paid. The model relied upon certain unobservable inputs including management’s estimate of the holding period, which was 40 years, the annual discount rates applied to future cash flows, which management primarily based on the historical credit default swap rates for the ARPS issuers, ranging from 49% to 82% in excess of LIBOR, and management’s estimate of the probability of dividends being declared and paid, which was 0%. No dividend has been declared or paid on that ARPS and the Company does not expect a dividend to be declared or paid in the future. In 2008, an issuer of certain of the Company’s ARPS terminated the ARPS trusts and issued the Company non-cumulative perpetual preferred shares in the ARPS issuer. The Company paid $7.0 million for those ARPS, and the fair value of the preferred shares at December 31, 2008 was $365,000. The Company determined the fair values of those preferred shares at December 31, 2008 by using discounted cash flow models for the preferred dividend payments, weighted by the estimated probabilities of dividend payments being declared and paid. The models relied upon certain unobservable inputs including management’s estimate of the holding periods, which were 40 years, the annual discount rates applied to future cash flows, which management primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 22% to 47% in excess of LIBOR, and management’s estimate of the probabilities of dividends being declared and paid, ranging from 0% to 50%. Dividends have been declared and paid on those preferred shares subsequent to December 31, 2008. For the remaining ARPS, for which the Company paid $7.0 million, there was a single issuer, and the Company determined their fair values of an aggregate $1.8 million at December 31, 2008 by using discounted cash flow models for the ARPS trust payments, weighted by the management’s estimated probability of trust default. The models relied upon certain unobservable inputs including management’s estimate of the holding periods, which were 40 years, the annual discount rate applied to future cash flows, which was primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 11% to 24% in excess of LIBOR, and management’s estimate of the probabilities of trust default, which was 0%.

While the Company receives regular interest payments for all but one of the ARS that it holds, the Company does not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, the Company sells those securities in a secondary market which is currently not active, or the issuers redeem those ARS.

Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the year ended December 31, 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Year ended December 31, 2008
	ARS	ARPS	Total ARS and ARPS	Preferred shares	Equity Investment	Warrants	Total
Balance at January 1, 2008	$20,905	$16,567	$37,472	$—	$2,000	$188	$39,660
Other-than-temporary impairment	(9,689)	(14,643)	(24,332)	—	(2,000)	(188)	(26,520)
Temporary impairment	(1,279)	—	(1,279)	—	—	—	(1,279)
Temporary impairment reclassified to other-than-temporary	1,804	251	2,055	—	—	—	2,055
Replacement of ARPS with preferred shares	—	(365)	(365)	365	—	—	—

Balance at December 31, 2008	$11,741	$1,810	$13,551	$365	$—	$—	$13,916

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

In the year ended December 31, 2008, the Company recorded an other-than-temporary impairment of its available-for-sale investments in Loss on investments, net in the Consolidated Statement of Operations and Comprehensive Income (Loss) of $24.3 million, which included $776,000 of impairments previously classified as temporary. The Company recorded ARS investment impairments in Loss on investments, net of $2.2 million and zero ($0) in the years ended December 31, 2007 and 2006, respectively.

The Company reviews the impairments of its available-for-sale investments in accordance with the provisions of SFAS No. 115 and related guidance issued by the FASB and the SEC. The Company classifies the impairment of any individual ARS as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2007, the Company held warrants to purchase shares in a privately-held company that had a carrying value of $188,000. In the year ended December 31, 2008, the Company recorded a charge of $188,000 related to those warrants in Loss on investments, net in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss), reducing the carrying value of those warrants to zero ($0). The warrants are classified in Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. The Company considers the warrants to be derivatives, and follows SFAS No. 133 as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on investments in its Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company uses fair value measurements on a recurring basis in the assessment of its equity investment in a privately-held company classified as Other long-term assets, in Level 3, because there are significant unobservable inputs associated with them. In the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $2.0 million, reducing the carrying value of its investment in that privately-held company to zero ($0). The Company assesses its investment in that privately-held company for impairment in accordance with FSP FAS 115-1/124-1 and the SEC’s SAB Topic 5M. The Company did not record any impairment charges for the investment in a privately-held company in the years ended December 30, 2007 and 2006.

In the years ended December 31, 2008, 2007 and 2006, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents, available-for-sale investments, warrants and investment in a privately-held company. The Company’s management considers the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and assets and liabilities of discontinued operations to approximate fair values primarily due to their short-term nature.

Note 5:    Stockholders’ Equity

Stock Incentive Plans

The Company’s stock incentive plans generally provide employees, officers, directors, independent contractors and consultants of the Company an opportunity to purchase shares of stock pursuant to options which are not described in Section 422 of Section 422 of the Internal Revenue Code of 1986, as amended (nonqualified

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

stock options). The plans also provide for the sale or bonus of stock to eligible individuals in connection with the performance of service for the Company. Finally, the plans authorize the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. The stock incentive plans are administered by the Compensation Committee, which is composed of non-employee directors. The Company issues new shares upon exercise of options and upon the vesting of restricted stock units (“RSUs”).

1996 Plan:    The Company primarily has one stock plan that was used for grants during 2008, 2007, and 2006. On December 5, 2006, the 1996 Plan was amended to permit grants of RSUs. RSUs granted under the 1996 Plan in 2008 and 2007 typically are scheduled to vest over three years or less with a one-year cliff and ratably thereafter on a semi-annual basis. RSUs granted in 2006 vested over two years with 50% vesting at the end of the first year and 50% vesting at the end of the two-year period. Options granted in 2008, 2007, and 2006 under the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) vest over a period of up to four years, with either 100%, 50%, 33 1/3%, or 25% vesting one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. Options granted prior to 2006 under the 1996 Plan typically vest over four years, either 25% one year from the date of grant and ratably thereafter on a monthly basis or 25% one year from the date of grant and ratably thereafter on a semi-annual basis, and expire seven or ten years from the date of grant. Shares underlying options available under the 1996 Plan increase annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year, or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which grant shall not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on which the option has not been exercised shall continue to be available under the 1996 Plan.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

A summary of the general terms of options to purchase common stock and RSUs previously granted under these plans, including options outstanding and available for grant at December 31, 2008, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan	Other Plans
Requisite service period in years	4 or less	3 or less	4	4
Life in years	7 or 10	7 or 10	6	6 or 10
Options and RSUs outstanding at December 31, 2008	5,216,443	199,899	33,150	451
Options and RSUs available for grant at December 31, 2008	2,960,524	1,588,739	423,801	—

Options:     Activity and pricing information regarding all options, excluding the InfoSpace, Inc. and Saraide Inc. 2000 Stock Plan (the “Tandem Plan”), are summarized as follows:

	Options	Weighted average exercise price
Outstanding December 31, 2005	8,034,075	$29.33
Granted	3,536,650	24.06
Cancelled	(2,223,243)	29.66
Exercised	(279,664)	12.90

Outstanding December 31, 2006	9,067,818	27.70
Granted	100,500	23.98
Cancelled	(2,135,982)	30.89
Exercised	(608,961)	16.33

Outstanding December 31, 2007	6,423,375	27.66
Granted	1,170,000	10.36
Cancelled	(3,403,465)	32.50
Expired	(9,107)	18.43
Exercised	(3,365)	4.67

Outstanding December 31, 2008	4,177,438	$19.02

Options exercisable, December 31, 2008	3,069,055	$21.97

Options exercisable and expected to vest after December 31, 2008*	3,988,391	$19.39

*	Options expected to vest reflect an estimated forfeiture rate.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

All grants in 2008, 2007, and 2006 were made at an exercise price equal to the market price at the date of grant. Additional information regarding options outstanding for all plans, excluding the Tandem Plan, as of December 31, 2008, is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 4.70 – 8.99	129,268	6.6	$7.96	9,268	$6.34
$ 9.00 – 9.99	762,500	4.5	9.24	600,000	9.20
$ 10.00 – 12.99	833,062	6.2	10.74	57,562	10.21
$ 13.00 – 14.99	680,279	1.5	14.78	680,279	14.78
$ 15.00 – 23.99	144,958	4.2	21.83	110,712	21.77
$ 24.00 – 24.99	1,090,784	3.5	24.34	1,077,272	24.33
$ 25.00 – 33.99	163,031	3.7	28.52	160,406	28.52
$ 34.00 – 585.63	373,556	2.3	48.20	373,556	48.20

Total	4,177,438	3.9	$19.02	3,069,055	$21.97

Restricted Stock Units:     Activity and weighted average grant date fair value information regarding all restricted stock unit grants are summarized as follows:

	Restricted stock	Weighted average grant date fair value
Outstanding December 31, 2005	—	$—
Granted	1,355,970	20.38
Forfeited	(600)	20.38

Outstanding December 31, 2006	1,355,370	20.38
Granted	2,110,965	21.43
Forfeited	(1,057,311)	20.91
Released	(1,708,525)	21.09

Outstanding December 31, 2007	700,499	21.02
Granted	1,576,172	9.75
Forfeited	(406,282)	15.37
Released	(597,884)	15.02

Outstanding December 31, 2008	1,272,505	$11.68

Expected to vest after December 31, 2008*	1,051,235	$11.68

*	RSUs expected to vest reflect an estimated forfeiture rate.

Tandem Plan:     On April 17, 2000, the Company initiated the Tandem Plan, a tandem plan under which incentive options and nonqualified stock options to purchase common stock may be granted to employees of Saraide, Inc. (“Saraide”), a subsidiary of the Company. Under the Tandem Plan, Saraide employees receiving the grant received an option to purchase Saraide stock or stock of the Company. At the time of exercise, the employee chooses the option to exercise the Saraide option or the InfoSpace option. Upon exercise of one option,

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

rights in the option of the other company are cancelled. Under the Tandem Plan, options to purchase 1,000,000 shares of the Company’s common stock were reserved for grants. Options under the Tandem Plan expire ten years from the date of the grant. Options under this plan generally vest over four years, 25% one year from date of grant and ratably thereafter on a monthly basis. As of December 31, 2008, no shares of InfoSpace common stock remain available for grant of options under the Tandem Plan.

Activity and pricing information regarding the Tandem Plan is summarized as follows:

	Options	Weighted average exercise price
Outstanding December 31, 2005	1,267	$454.38
Cancelled	(267)	454.38

Outstanding December 31, 2006	1,000	454.38
Outstanding December 31, 2007	1,000	454.38
Cancelled	(1,000)	454.38

Outstanding and exercisable at December 31, 2008	—	$—

Warrants:     The Company issued warrants in connection with the Company’s 1998 private placement offerings and agreements to provide white pages directory and classified information services. In May 2007, 1,150,761 shares were issued due to the exercise of warrants. Of these shares, 749,720 shares were issued for an aggregate price of $3.8 million, an average exercise price of $5.05 per share and 401,041 shares were issued pursuant to the net exercise provision of 641,678 warrants. For the years ended December 31, 2008 and 2006, no warrants were exercised and the remaining warrants expired in 2008.

Other Plans:

1998 Employee Stock Purchase Plan:     The Company adopted the ESPP in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company’s or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 54,311, 76,772, and 94,404 shares issued for the ESPP periods that ended in 2008, 2007, and 2006, respectively. During the year ended December 31, 2008, financing cash generated for the purchase of shares through the ESPP amounted to $437,000. The Company issues new shares upon purchase through the ESPP.

Stock Repurchase Plan:     On June 16, 2008, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding common stock over the succeeding twelve months. On June 8, 2007 and May 30, 2006, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $100 million of its common stock in open-market transactions during the succeeding twelve month periods. Any repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. Under the repurchase plan, during 2008, 2007, and 2006, the Company did not repurchase any shares.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

On November 14, 2007, the Company’s Board of Directors declared a special cash distribution by means of a dividend on the Company’s common stock of $9.00 per share. The special dividend was paid on January 8, 2008 with respect to all shares of common stock outstanding at the close of business on December 10, 2007. On December 10, 2007, there were 33.3 million shares outstanding. Based on those shares, the total amount of the cash distribution was $299.3 million.

Additionally, on May 2, 2007, the Company’s Board of Directors approved a plan to compensate employees and directors that held in-the-money options to purchase shares of common stock and RSUs for the reduction in value of these awards due to any special cash distribution. The compensation was a combination of $18.9 million in cash and issuance of an additional 368,000 RSUs for employees of continuing operations and the amount was based on, among other factors, the average trading price of the Company’s stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. The vesting schedules for RSUs granted under this plan are the same as the existing awards for which they are granted.

Additionally, on November 14, 2007, the Company’s Board of Directors approved a plan to compensate employees and directors that held in-the-money options to purchase shares of common stock and RSUs for the reduction in value of these awards due to any special cash distribution. The compensation was a combination of cash and issuance of additional RSUs and the amount was based on, among other factors, the average trading price of the Company’s stock before and after the ex-dividend date and the in-the-money amount for options to purchase shares of common stock. The vesting schedules for RSUs granted under this plan are the same as the existing awards for which they are granted. The compensation to employees of continuing operations was paid in January 2008, and consisted of $37.4 million in cash payments and 622,000 RSUs.

Note 6:    Stock-based Compensation Expense

For the years ended December 31, 2008, 2007, and 2006, the Company recognized compensation expense related to stock options and RSUs of $14.3 million, $34.1 million, and $11.3 million, respectively. To estimate the compensation cost that was recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for equity awards granted:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Years ended December 31,			Years ended December 31,
	2008	2007	2006	2008	2007	2006
Risk-free interest rate	2.02% - 2.85%	4.59% - 5.02%	4.38% - 5.07%	2.01% -3.78%	5.07% - 5.12%	4.13% - 4.84%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Volatility	28% - 56%	48% - 67%	52% - 88%	39% - 63%	41% - 52%	30% - 35%
Expected life	2.8 years	2.5 years	2.8 years	6 months	6 months	6 months

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

As of December 31, 2008, total unrecognized stock-based compensation cost related to unvested stock options and unvested RSUs associated with continuing operations was $10.9 million. The balance at December 31, 2008 is expected to be recognized over a weighted average period of approximately 16 months. Total unrecognized stock-based compensation cost related to unvested stock options was $2.6 million, which is expected to be recognized over a weighted average period of approximately 17 months. Total unrecognized stock-based compensation cost related to unvested RSU grants was $8.3 million, which is expected to be recognized over a weighted average period of approximately 16 months.

The Company has included the following amounts for stock-based compensation cost, including the cost related to the ESPP, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007, and 2006 (amounts in thousands, except per share data):

	Year ended December 31,
	2008	2007	2006
Systems and network operations	$1,663	$1,091	$1,194
Product development	3,284	2,383	960
Sales and marketing	3,551	7,948	2,400
General and administrative	5,806	22,636	6,715

Total	$14,304	$34,058	$11,269

No financing cash flow was generated by tax benefits from stock-based award activity in 2008 nor was any tax expense recognized related to stock-based compensation. Financing cash flow generated by tax benefits from stock-based award activity in 2007 was $23.7 million and no tax expense was recognized related to stock-based compensation. The total tax expense recognized related to stock-based compensation for 2006 was $139,000 and no Financing cash flow was generated. Excluded from the amounts recorded in the above categories of operating expense for the years ended December 31, 2008, 2007, and 2006 are the following amounts included in Restructuring, resulting from options held by terminated employees, amounts that were capitalized as part of internally developed software, and amounts that were reclassified as discontinued operations (amounts in thousands):

	Year ended December 31,
	2008	2007	2006
Restructuring	$60	$670	$824
Internally developed software	637	466	241
Discontinued operations – directory business	52	1,630	728
Discontinued operations – mobile services business	89	13,459	4,866

Total	$838	$16,225	$6,659

Stock-based compensation expense recognized during the years ended December 31, 2008, 2007, and 2006 includes (1) compensation expense for awards granted prior to, but not yet fully vested as of, January 1, 2006,

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 123(R), respectively. The Company has historically disclosed and currently recognizes stock-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were, in substance, a multiple share-based award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has historically estimated and continues to estimate the fair value of share-based awards using the Black-Scholes-Merton option-pricing model.

The weighted average fair value for options granted in the years ended December 31, 2008, 2007, and 2006 was $3.31, $8.34, and $10.40 per share, respectively. The Company issues new shares upon exercise of options to purchase common stock and vesting of restricted stock units.

Total intrinsic value of options exercised to purchase common stock in the years ended December 31, 2008, 2007, and 2006 was $19,000, $5.2 million, and $6.7 million, respectively. Awards outstanding at December 31, 2008 have the following total intrinsic value and weighted average remaining contractual terms:

	Outstanding at December 31, 2008	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Options outstanding	4,177,438	$12	3.9
Options exercisable and outstanding	3,069,055	$12	3.0
Restricted stock units outstanding	1,272,505	$9,607	1.1

Options outstanding at December 31, 2008 and expected to vest in the future, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $12,000 and weighted average remaining contractual term of 3.7 years. RSUs expected to vest after December 31, 2008, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $7.9 million and weighted average remaining contractual term of 1.0 years. Cash generated from the exercise of stock options amounted to $16,000 for the year ended December 31, 2008.

Note 7:     Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases expire through 2013. Rent expense under operating leases totaled $1.3 million, $2.7 million, and $2.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company’s capital lease commitments and $687,000 of the purchase commitments are included in the Company’s Consolidated Balance Sheets. The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Operating lease commitments	$1,589	$1,646	$1,614	$1,665	$284	$—	$6,798
Purchase commitments	1,773	1,742	1,251	1,026	493	—	6,285
Capital lease commitments (net of imputed interest and executory costs)	552	565	209	—	—	—	1,326

Total	$3,914	$3,953	$3,074	$2,691	$777	$—	$14,409

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

As of December 31, 2008, the Company has pledged $5.1 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Contingencies

In the year ended December 31, 2008, the Company recorded expense from settlements and estimated liabilities from loss contingencies of $550,000 and $2.7 million, respectively, in Loss from discontinued operations in the accompanying Consolidated Statement of Operations and Comprehensive Loss. Additionally, as of December 31, 2008, it is reasonably possible that additional losses from contingencies may be incurred, although the Company cannot reasonably estimate any additional possible losses.

Litigation

On December 17, 2008, Anne D. Manos filed a lawsuit against current officers and directors of the company, as well as nominal defendant InfoSpace, in the Superior Court of the State of Washington in and for King County (“Court”). Plaintiff purports to bring the lawsuit derivatively on behalf of the Company, seeking to invalidate and recover payments made to the defendant officers and directors pursuant to a compensation program established by the Company’s board of directors. Specifically, plaintiff alleges that the defendant officers and directors breached their fiduciary duties and duties of loyalty by approving such compensation program, which was designed to offset the diminution in value to InfoSpace employee and board members’ options that occurred as a result of the cash distributions to shareholders. On February 11, 2009, Ms. Manos filed a First Amended Complaint that is substantively identical to her original complaint, adding only James N. Mercer as co-plaintiff. On or before March 6, 2009, InfoSpace anticipates filing a motion to dismiss the First Amended Complaint based on plaintiffs’ failure to make the requisite pre-filing demand on the Company’s board of directors. The parties have agreed to stay discovery pending resolution by the Court of InfoSpace’s anticipated motion to dismiss. The trial date is currently set for June 7, 2010. The complaint is derivative in nature and does not seek monetary damages from the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law.

The Company operated its ringtone business under licensing agreements with various music publishers, including Warner/Chappell Music, Inc. Following the Company’s sale of its ringtone business, Warner/Chappell Music and two related entities, WB Music Corp. and Warner-Tamerlane Publishing Corp., asserted claims against the Company for supposedly improper use of their copyrighted musical compositions. In January 2009, WB Music Corp. and Warner-Tamerlane Publishing Corp. filed a Complaint for Copyright Infringement against the Company and two of the Company’s alleged subsidiaries in the U.S. District Court for the Central District of California. The Complaint, which the plaintiffs have not yet served, seeks unspecified actual and/or statutory damages for the supposed unauthorized use of 26 compositions. The Company is currently investigating the allegations. To date, the Company believes that the plaintiffs’ claims are without merit and that it has viable defenses to them. In addition, in April 2008, Warner Chappell Music filed a Complaint for Breach of Contract against the Company and two of the Company’s alleged subsidiaries in which it claims that the Company owes it not less than $750,000 under the parties’ agreements. The Company believes this action likewise lacks merit and that the Company has defenses to the claims asserted. The Company has filed counterclaims against Warner Chappell Music and filed cross-claims against the auditor hired by Warner Chappell Music. The parties have discussed the possibility of mediating their disputes and may do so in the next few months. There is no guarantee that a mediation will be successful in resolving the disputes between the parties. Moreover, because litigation is inherently uncertain, the Company may

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

not prevail if these matters are fully litigated, and there can be no assurance that there will not be material adverse financial consequences for the Company resulting from these matters.

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

Note 8:     Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Years ended December 31,
	2008	2007	2006
Current
U.S. federal	$3,159	$(6,408)	$841
State	20	—	—
Foreign	86	7	—

Total current expense (benefit)	$3,265	$(6,401)	$841

Deferred
U.S. federal	$(2,667)	$19,810	$(29,901)

Total deferred expense (benefit)	(2,667)	19,810	(29,901)

Income tax expense (benefit), net, relating to continuing operations	$598	$13,409	$(29,060)

The 2008 income tax expense of $598,000 was primarily attributable to a $5.6 million tax benefit from current year operations, $436,000 tax expense for non-deductible compensation paid to an executive, and a $5.4 million tax expense for the net increase in the valuation allowance against the deferred tax assets.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The Income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 2008, 2007, and 2006 as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Income tax benefit at federal statutory rate of 35%	$(5,557)	$(24,873)	$(8,777)
Foreign	86	7	—
State, net of federal benefit	13	—	—
Nondeductible goodwill	—	—	8,210
Nondeductible compensation	436	22,316	—
Increase (decrease) in beginning of year valuation allowance balance	5,352	16,016	(28,643)
Other	268	(57)	150

Expense (benefit) for income taxes, net	$598	$13,409	$(29,060)

The income tax expense from continuing operations reflects an increase in the valuation allowance during the year ended December 31, 2008 of $5.4 million, while the Consolidated Balance Sheets reflect a decrease in the valuation allowance of $2.7 million. The $8.0 million difference between the decrease in the valuation allowance on the Consolidated Balance Sheets and the increase in the valuation allowance reflected in the income tax provision is primarily attributable to a $6.2 million decrease in the valuation allowance in connection with the reversal of deferred tax assets pertaining to settlement of compensation cost, where the compensation cost was in excess of the tax benefit.

The tax effect of temporary differences and net operating loss carry forwards from continuing operations that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Current	$11,625	$3,764
Non-current:
Net operating loss carryforwards	289,115	293,706
Tax credit carryforwards	3,987	3,994
Depreciation and amortization	9,875	14,057
Other, net	7,059	8,807

Total non-current	310,036	320,564

Total gross deferred tax assets	321,661	324,328

Valuation allowance	(321,661)	(324,328)

Net deferred tax assets	$—	$—

At December 31, 2008 and 2007, the Company provided a valuation allowance against its net deferred tax assets for which significant uncertainty exists regarding the ultimate realization. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent that realization is

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

not more likely than not. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, trends in the industry and the current macroeconomic environment, and other relevant factors. At December 31, 2008, the Company reassessed the realizability of its remaining net deferred tax assets and concluded that, based on available evidence, that realizability was not more likely than not. Accordingly, the Company provided a full valuation allowance on its net deferred tax assets. In the last quarter of 2007, the Company divested a significant portion of its business operations. At December 31, 2007, the Company reassessed the realizability of its remaining net deferred tax assets and concluded that, based on available evidence, that realizability was not more likely than not. Accordingly, the Company recorded a full valuation allowance on its net deferred tax assets and recognized an income tax expense of $16.0 million. At December 31, 2006, the Company concluded, based on available evidence, that it was more likely than not that a portion of the operating assets would be realizable in the foreseeable future. Accordingly, the Company reduced its valuation allowance and recognized an income tax benefit of $28.6 million in 2006. The net changes in the valuation allowance during the years ended December 31, 2008 and 2007 are shown below (in thousands):

	Valuation allowance
	2008	2007
Balance at beginning of year	$324,328	$336,895
Valuation allowance recorded to income tax expense	—	22,278
Credited to stockholders’ equity	—	(27,299)
Net changes to deferred tax assets	(2,667)	(7,546)

Balance at end of year	$321,661	$324,328

Net change during the year	$(2,667)	$(12,567)

As of December 31, 2008, the Company’s U.S. federal net operating loss carryforward for income tax purposes was approximately $800 million, all of which relates to tax deductions for stock-based compensation. When the net operating loss carryforwards related to excess stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the Consolidated Balance Sheets rather than the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007 are as follows (in thousands):

Unrecognized tax benefits
Balance at January 1, 2007	$18,830
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Gross increases for tax positions of current year	—
Gross decreases for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$18,830

There were no changes to unrecognized tax benefits during the year ended December 31, 2007.

Total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $634,000 as of December 31, 2008 and 2007. The remaining $18.2 million, if recognized, would create a deferred tax asset subject to a valuation allowance. If the Company released the valuation allowance, the amount would affect the Company’s effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2008, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. As of December 31, 2008 and 2007, the Company had $144,000 and $84,000 of accrued interest related to uncertain tax positions, respectively, which is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Note 9:     Restructuring

Restructuring charges were $17,000, $9.6 million, and $62.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Restructuring charges for the years ended December 31, 2008, 2007, and 2006 consisted of the following (in thousands):

	Years ended December 31,
Type	2008	2007	2006
Impairment of goodwill	$—	$—	$31,903
Impairment of other intangible assets	—	—	12,623
Employee separation costs	52	7,963	8,687
Stock-based compensation	60	670	824
Losses on contractual commitments	(88)	831	5,671
Estimated future lease losses	(7)	—	1,667
Impairment of leasehold improvements and fixed assets	—	126	941

	$17	$9,590	$62,316

At December 31, 2008, the accrued liability associated with the restructuring related charges was $4,000 and consisted of the following (in thousands):

	Employee separation	Contractual commitments	Facility abandonment	Total
Reserve balance at December 31, 2006	$5,934	$2,838	$1,450	$10,222
Provision for restructuring	8,855	47	883	9,785
Adjustments	(775)	(1,201)	(398)	(2,374)
Payments in 2007	(6,725)	(1,454)	(1,826)	(10,005)

Reserve balance at December 31, 2007	$7,289	$230	$109	$7,628
Provision for restructuring	24	—	—	24
Adjustments	110	(86)	(101)	(77)
Payments in 2008	(7,419)	(144)	(8)	(7,571)

Reserve balance at December 31, 2008	$4	$—	$—	$4

The Company does not expect to incur any material restructuring charges in 2009 related to initiatives identified to date that have not yet been recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 10:    Recent Accounting Pronouncements

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position, cash flows, or results of operations. The Company is currently evaluating the remaining provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2009 for nonfinancial assets and nonfinancial liabilities will have on its financial position, cash flows, and results of operations.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP No. 157-3 in its consolidated financial statements for the year ended December 31, 2008. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the internal control over financial reporting of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 2, 2009

ITEM 9B.	Other Information

Not applicable.

PART III

We have omitted certain information from this Annual Report on Form 10-K that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference herein.

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

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal One – Election of Directors” and “Additional Information Relating to Our Directors and Executive Officers.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm for 2008 and 2007” and “Audit Committee Report.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)

1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 54 of this Report.

2.     Financial Statement Schedules.

All financial statement schedules required by Item 15(a)(2) have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits.

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Restated Bylaws, as amended

4.1(3)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(4)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(5)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(6)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(7)*	Restated 1996 Flexible Stock Incentive Plan

10.3(6)*	1998 Employee Stock Purchase Plan

10.4(8)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.5(9)*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.6(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter

10.7(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.8(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.9(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.10(10)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.11(11)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.12(12)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

Number	Description
10.13(12)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.14(12)*	Description of Retainer and Meeting Fees Paid to Directors

10.15(13)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.16(14)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.17(15)*	2008 InfoSpace Executive Bonus Plan

10.18(16)*	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

10.19(7)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.20(9)*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.21(9)*	From of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.22(9)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for US-Based Vice President or Above

10.23(17)	Asset Purchase Agreement between Idearc Inc. and InfoSpace, Inc., dated as of September 15, 2007

10.24(18)	Asset Purchase Agreement between InfoSpace, Inc. and Motricity, Inc., dated as of October 15, 2007

10.25(19)	Ninth Amendment to Office Lease, effective as of December 21, 2007, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.26(20)	Tenth Amendment to Office Lease, effective as of January 29, 2008, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.27(21)*	Employment Agreement effective as of October 7, 2008 between InfoSpace, Inc. and Michael J. Glover

10.28(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Bruce M. Allenbaugh

10.29(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and David B. Binder

10.30(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Eric M. Emans

10.31(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Sunil Thomas

10.32(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Alejandro C. Torres

10.33(21)*	Employment Agreement effective as of October 28, 2008 between InfoSpace, Inc. and Stuart West

Number	Description
10.34(21)*	Amended and Restated Employment Agreement, amended and restated as of November 4, 2008, between InfoSpace, Inc. and James F. Voelker

10.35(22)*	Employment Agreement effective as of February 2, 2009 between InfoSpace, Inc. and William J. Lansing

10.36†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005.

10.37†	Amended and Restated Google Services Agreement by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005.

10.38†	Amendment Number One to Amended and Restated Google Inc. Services Agreement and Order Form dated November 6, 2006 by and between Google Inc. and InfoSpace Sales LLC.

10.39†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2008 by and between Google Inc. and InfoSpace Sales LLC.

10.40†	Amendment Number Four to Amended and Restated Google Inc. Services Agreement and Order Form dated December 1, 2008 by and between Google Inc. and InfoSpace Sales LLC.

10.41†	Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871 by and among Overture Services, Inc., Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor) dated November 26, 2007.

10.42†	Amendment #1 dated January 31, 2008 to the Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871 dated November 26, 2007 by and among Overture Services, Inc., Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor).

10.43†	Amendment #2 dated November 1, 2008 to the Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871 dated November 26, 2007 by and among Yahoo! Inc. (as successor-in-interest to Overture Services, Inc.), Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor).

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the registrant on March 27, 2003.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on November 20, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(5)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 11, 2006.
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999 filed by the registrant on March 30, 2000.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed by the registrant on August 9, 2007.
(10)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(11)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the registrant on February 23, 2006.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the registrant on March 3, 2005.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on March 4, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on May 2, 2007.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 19, 2007.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 18, 2007.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 4, 2008.
(20)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the registrant on February 25, 2008.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed by the registrant on November 10, 2008.
(22)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 5, 2009
*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.

(b)    Exhibits

See Item 15 (a) above.

(c)    Financial Statements and Schedules.

See Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/S/ WILLIAM J. LANSING
William J. Lansing
Chief Executive Officer and President

Date:	March 2, 2009

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

Signature	Title	Date

/s/ WILLIAM J. LANSING William J. Lansing	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2009

/s/ DAVID B. BINDER David B. Binder	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2009

/s/ ERIC M. EMANS Eric M. Emans	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

/s/ JAMES F. VOELKER James F. Voelker	Chairman	March 2, 2009

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Director	March 2, 2009

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	March 2, 2009

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	March 2, 2009

/s/ WILLIAM J. RUCKELSHAUS William J. Ruckelshaus	Director	March 2, 2009

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	March 2, 2009

/s/ GEORGE M. TRONSRUE III George M. Tronsrue III	Director	March 2, 2009

INDEX TO EXHIBITS

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Restated Bylaws, as amended

4.1(3)	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock

4.2(4)	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock

4.3(5)	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(6)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.2(7)*	Restated 1996 Flexible Stock Incentive Plan

10.3(6)*	1998 Employee Stock Purchase Plan

10.4(8)	Lease, dated March 10, 2000, between the registrant and Three Bellevue Center, LLC

10.5(9)*	Amended and Restated 2001 Nonstatutory Stock Option Plan

10.6(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and R. Bruce Easter

10.7(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Steve Elfman

10.8(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Allen M. Hsieh

10.9(9)*	Amended and Restated Employment Agreement dated August 3, 2007 between InfoSpace, Inc. and Brian McManus

10.10(10)*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan

10.11(11)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement

10.12(12)	Mutual Release and Settlement Agreement dated as of December 22, 2004 between InfoSpace, Inc. and certain current and former directors and officers of InfoSpace, Inc. and a private party shareholder of InfoSpace, Inc.

10.13(12)*	Terms of Stock Option Grant program for Nonemployee Directors under the Restated 1996 Flexible Stock Incentive Plan

10.14(12)*	Description of Retainer and Meeting Fees Paid to Directors

10.15(13)	Sixth Amendment dated September 26, 2005, to that certain Lease dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center LLC

10.16(14)*	Description of Acceleration of Vesting of Certain Unvested and “Out-of-the-Money” Stock Options

10.17(15)*	2008 InfoSpace Executive Bonus Plan

10.18(16)*	Agreement by and between InfoSpace, Inc. and certain entities affiliated with the Sandell Asset Management Corp., dated April 26, 2007

10.19(7)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.20(9)*	Form of InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement

10.21(9)	From of InfoSpace, Inc. Restricted Stock Unit Award Tax Withholding Election Form

10.22(9)*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for US-Based Vice President or Above

10.23(17)	Asset Purchase Agreement between Idearc Inc. and InfoSpace, Inc., dated as of September 15, 2007

10.24(18)	Asset Purchase Agreement between InfoSpace, Inc. and Motricity, Inc., dated as of October 15, 2007

10.25(19)	Ninth Amendment to Office Lease, effective as of December 21, 2007, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.26(20)	Tenth Amendment to Office Lease, effective as of January 29, 2008, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.27(21)*	Employment Agreement effective as of October 7, 2008 between InfoSpace, Inc. and Michael J. Glover

10.28(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Bruce M. Allenbaugh

Number	Description
10.29(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and David B. Binder

10.30(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Eric M. Emans

10.31(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Sunil Thomas

10.32(21)*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Alejandro C. Torres

10.33(21)*	Employment Agreement effective as of October 28, 2008 between InfoSpace, Inc. and Stuart West

10.34(21)*	Amended and Restated Employment Agreement, amended and restated as of November 4, 2008, between InfoSpace, Inc. and James F. Voelker

10.35(22)*	Employment Agreement effective as of February 2, 2009 between InfoSpace, Inc. and William J. Lansing

10.36†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005.

10.37†	Amended and Restated Google Services Agreement by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005.

10.38†	Amendment Number One to Amended and Restated Google Inc. Services Agreement and Order Form dated November 6, 2006 by and between Google Inc. and InfoSpace Sales LLC.

10.39†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2008 by and between Google Inc. and InfoSpace Sales LLC.

10.40†	Amendment Number Four to Amended and Restated Google Inc. Services Agreement and Order Form dated December 1, 2008 by and between Google Inc. and InfoSpace Sales LLC.

10.41†	Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871 by and among Overture Services, Inc., Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor) dated November 26, 2007.

10.42†	Amendment #1 dated January 31, 2008 to the Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871 dated November 26, 2007 by and among Overture Services, Inc., Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor).

10.43†	Amendment #2 dated November 1, 2008 to the Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871 dated November 26, 2007 by and among Yahoo! Inc. (as successor-in-interest to Overture Services, Inc.), Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor).

21.1	Subsidiaries of the registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on the signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the registrant on March 27, 2003.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on November 20, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-86313) filed by the registrant on September 1, 1999, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-58048) filed by the registrant on March 30, 2001, as amended.
(5)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 24, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-62323) filed by the registrant on August 27, 1998, as amended.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 11, 2006.
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999 filed by the registrant on March 30, 2000.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed by the registrant on August 9, 2007.
(10)	Incorporated by reference to the Registration Statement on Form S-8 (333-116641) filed by the registrant on June 18, 2004.
(11)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the registrant on February 23, 2006.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the registrant on March 3, 2005.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 29, 2005.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on December 20, 2005.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on March 4, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on May 2, 2007.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 19, 2007.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on October 18, 2007.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on January 4, 2008.
(20)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the registrant on February 25, 2008.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed by the registrant on November 10, 2008.
(22)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 5, 2009
*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.