Form 10-Q
period 2009-03-31
INFOSPACE INC
filed 2009-05-07
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐            Accelerated filer  ☒             Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock, Par Value $.0001	34,999,504

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,396	$49,936
Short-term investments, available-for-sale	141,097	141,592
Accounts receivable, net of allowance of $17 and $32	14,573	15,423
Notes and other receivables	1,592	1,349
Prepaid expenses and other current assets	2,015	1,767

Total current assets	214,673	210,067
Property and equipment, net	16,427	18,078
Long-term investments, available-for-sale	8,900	13,916
Goodwill and other intangible assets, net	44,123	44,123
Other long-term assets	4,745	4,949

Total assets	$288,868	$291,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,158	$6,518
Accrued expenses and other current liabilities	22,282	19,707
Liabilities of discontinued operations	—	1,109

Total current liabilities	28,440	27,334
Other long-term liabilities	1,318	1,475

Total liabilities	29,758	28,809
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 34,934,309 and 34,796,010 shares	3	3
Additional paid-in capital	1,294,310	1,292,360
Accumulated deficit	(1,037,614)	(1,032,579)
Accumulated other comprehensive income	2,411	2,540

Total stockholders’ equity	259,110	262,324

Total liabilities and stockholders’ equity	$288,868	$291,133

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues	$39,070	$42,182
Operating expenses:
Content and distribution	20,377	21,792
Systems and network operations	2,421	2,442
Product development	1,406	2,209
Sales and marketing	6,943	3,789
General and administrative	6,207	7,722
Depreciation	1,811	1,487
Restructuring and other, net	(5)	140

Total operating expenses	39,160	39,581

Operating income (loss)	(90)	2,601
Loss on investments	(5,351)	(6,707)
Other income, net	607	2,243

Loss from continuing operations before income taxes	(4,834)	(1,863)
Income tax expense	(201)	(182)

Loss from continuing operations	(5,035)	(2,045)
Loss from discontinued operations, net of taxes	—	(490)
Loss on sale of discontinued operations, net of taxes	—	(238)

Net loss	$(5,035)	$(2,773)

Loss per share – Basic and diluted
Loss from continuing operations	$(0.14)	$(0.06)
Loss from discontinued operations	—	(0.01)
Loss on sale of discontinued operations	—	(0.01)

Net loss per share	$(0.14)	$(0.08)

Weighted average shares outstanding used in computing basic and diluted loss per share	34,853	34,298

Comprehensive loss
Net loss	$(5,035)	$(2,773)
Foreign currency translation adjustment	(136)	88
Unrealized loss on investments, available-for-sale, net	(179)	(1,200)
Reclassification adjustment for other-than-temporary losses on investments, available-for-sale, included in net loss	—	251
Cumulative tax effect on unrealized gain on investments, available-for-sale	186	—

Comprehensive loss	$(5,164)	$(3,634)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$(5,035)	$(2,773)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss from discontinued operations	—	490
Loss on sale of discontinued operations	—	238
Loss on investments	5,351	6,707
Stock-based compensation	2,051	3,027
Depreciation	1,811	1,487
Deferred income taxes	186	(149)
Other	345	211
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	868	(487)
Notes and other receivables	(242)	5,901
Prepaid expenses and other current assets	(248)	185
Other long-term assets	154	1,805
Accounts payable	(499)	(1,781)
Accrued expenses and other current and long-term liabilities	1,052	(46,117)

Net cash provided (used) by operating activities	5,794	(31,256)
Investing activities:
Purchases of property and equipment	(530)	(1,127)
Other long-term assets	50	(1,003)
Proceeds from the sale of assets	32	—
Proceeds from sales and maturities of investments	—	12,000

Net cash provided (used) by investing activities	(448)	9,870
Financing activities:
Special dividend paid	—	(299,146)
Proceeds from stock option exercises	—	14
Proceeds from issuance of stock through employee stock purchase plan	252	219
Repayment of capital lease obligation	(138)	—

Net cash provided (used) by financing activities	114	(298,913)
Discontinued operations:
Net cash used by operating activities attributable to discontinued operations	—	(14,177)

Net increase (decrease) in cash and cash equivalents	5,460	(334,476)
Cash and cash equivalents:
Beginning of period	49,936	498,326

End of period	$55,396	$163,850

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops search tools and technologies that assist consumers with finding content and information on the Internet. The Company offers online search services that enable Internet users to locate information, merchants, individuals, and products online. The Company offers search services through its Web properties as well as through the Web properties of distribution partners. Partner versions of Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

In 2007, the Company sold its directory and mobile businesses. The operating results of the directory and mobile businesses have been presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Financial Statements for all periods presented. For the mobile business, the Company recorded a loss of $702,000, including income tax expense, and a loss on the sale of discontinued operations of $223,000 for the three months ended March 31, 2008. For the directory business, the Company recorded income of $212,000, including income tax benefit, and a loss on the sale of discontinued operations of $15,000 for the three months ended March 31, 2008.

The accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Results of operations for the three months ended March 31, 2009 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, beginning in the first quarter of 2009, “Unrealized loss on investments, available-for-sale” and “Reclassification adjustment for other-than-temporary losses on investments, available-for-sale, included in net loss,” are each presented at their gross amounts; they were presented as net amounts in prior periods. These reclassifications had no effect on the comprehensive loss as previously reported.

Investors should read these interim Unaudited Condensed Consolidated Financial Statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

		Fair value measurements at the reporting date using
	March 31, 2009	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$55,396	$55,396	$—	$—
Available-for-sale securities	149,297	141,097	—	8,200
Preferred shares	700	—	—	700

	$205,393	$196,493	$—	$8,900

The Company’s available-for-sale securities include $8.2 million of auction rate securities (“ARS”), which are classified as long-term, in the Level 3 category within the input hierarchy, because there are significant unobservable inputs associated with those investments. The Company’s ARS are floating rate securities with either long-term maturities or no maturity date, which are marketed by financial institutions with auction reset dates primarily at 28-day intervals to provide short-term liquidity, and pay variable interest rates that ranged from 200 basis points above the London Interbank Offered Rate (“LIBOR”) to 95% of LIBOR. Beginning in August 2007, auctions for the ARS that the Company held at March 31, 2009 began to fail due to insufficient bids from buyers which usually resulted in higher interest rates being earned on those securities. The Company recognized $5.4 million and $6.7 million in Loss on investments during the three months ended March 31, 2009 and 2008, respectively.

The Company owns two types of ARS. The first type of ARS is collateralized by what was investment-grade corporate debt and prime-rated mortgage-backed debt when purchased, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. The Company paid $21.4 million for its holdings at March 31, 2009 in this type of ARS, and determined the fair values by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default, the fair value of the collateral and secondary market information.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral or ARS trust by the ARS issuer, the Company or ARS trust is entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). The Company paid $12.0 million for the ARPS that it held at March 31, 2009. In 2008, an issuer of one of the Company’s ARPS liquidated the collateral and replaced it with non-cumulative perpetual preferred shares in the ARPS issuer, and has not and may not ever issue a dividend. The Company paid $5.0 million for that ARPS, and the fair value at March 31, 2009 was zero ($0), and in April 2009, the ARPS issuer terminated the ARPS trust and issued the Company perpetual preferred shares in the issuer to replace the ARPS.

While the Company receives regular interest payments for all but one of the ARS that it holds, the Company does not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, the Company sells those securities in a secondary market, or the issuers redeem those ARS.

In 2008, an issuer of certain of the Company’s ARPS terminated the ARPS trusts and issued the Company non-cumulative perpetual preferred shares in the ARPS issuer. The Company paid $7.0 million for those ARPS, and the fair value of the preferred shares at March 31, 2009 was $700,000, which was primarily based on a redemption offer from the issuer, and was an increase of $335,000 from a fair value of $365,000 at December 31, 2008. The increase in fair value from December 31, 2008 to March 31, 2009 was recorded to other comprehensive income in the three months ended March 31, 2009. In April 2009, the Company accepted the redemption offer and received $700,000 in cash for the aforementioned preferred shares.

Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Three months ended March 31, 2009
	ARS	ARPS	Total ARS and ARPS	Preferred shares	Equity Investment	Warrants	Total
Balance at January 1, 2009	$11,741	$1,810	$13,551	$365	$—	$—	$13,916
Other-than-temporary impairment	(4,391)	(960)	(5,351)	—	—	—	(5,351)
Increase in fair value, recorded to other comprehensive income	—	—	—	335	—	—	335

Balance at March 31, 2009	$7,350	$850	$8,200	$700	$—	$—	$8,900

	Financial assets using significant Level 3 inputs for determining fair value Three months ended March 31, 2008
	ARS	ARPS	Total ARS and ARPS	Preferred shares	Equity Investment	Warrants	Total
Balance at January 1, 2008	$20,905	$16,567	$37,472	$—	$2,000	$188	$39,660
Other-than-temporary impairment	—	(6,707)	(6,707)	—	—	—	(6,707)
Temporary impairment	(1,279)	—	(1,279)	—	—	—	(1,279)
Temporary impairment classified to other-than-temporary	—	251	251	—	—	—	251

Balance at March 31, 2008	$19,626	$10,111	$29,737	$—	$2,000	$188	$31,925

The Company reviews the impairments of its available-for-sale investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC. The Company classifies the impairment of any individual ARS as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company held warrants to purchase shares in a privately-held company that had a carrying value of zero ($0) as of December 31, 2008 and March 31, 2009. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on investments in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company did not record any changes to the fair value of those warrants in the three months ended March 31, 2009 and 2008.

The Company held an equity investment in a privately-held company that had a carrying value of zero ($0) as of December 31, 2008 and March 31, 2009. The Company assesses its investment in that privately-held company for impairment in accordance with FASB Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the SEC’s SAB Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. The Company did not record any changes to the fair value of that equity investment in the three months ended March 31, 2009 and 2008.

In the three months ended March 31, 2009 and 2008, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents and available-for-sale investments. The Company’s management considers the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities to approximate fair values primarily due to their short-term nature.

3.	Goodwill

During the three months ended March 31, 2009, based on a decline in the Company’s market capitalization to a level below the book value of Stockholders’ equity, the Company concluded that there was sufficient indication to require an interim impairment analysis of the Company’s goodwill. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company uses a two-step process to test for goodwill impairment. The Company is deemed to be a single reporting unit for impairment analysis purposes. The first step of the goodwill impairment test is a comparison of the fair value of the reporting unit to its carrying value. The Company determines the fair market value of its reporting unit based on an analysis that includes its market capitalization, discounted projected future cash flows and comparative market multiples.

Based on the results of that goodwill impairment analysis, the Company concluded that the carrying amount of the goodwill did not exceed its fair value and goodwill was not considered to be impaired as of March 31, 2009, and the second step of the goodwill impairment test was not considered necessary.

4.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Systems and network operations	$209	$367
Product development	313	593
Sales and marketing	364	853
General and administrative	1,165	1,214

Total	$2,051	$3,027

Excluded from the amounts for the three months ended March 31, 2009 and 2008 are the following amounts of stock-based compensation included in restructuring, resulting from equity awards held by terminated employees, capitalized as part of internal-use software, and classified as discontinued operations (amounts in thousands):

	Three months ended March 31,
	2009	2008
Restructuring	$—	$60
Internal-use software	77	383
Discontinued operations – directory business	—	45
Discontinued operations – mobile business	—	12

Total	$77	$500

To estimate the compensation expense that was recognized under SFAS No. 123(R), Share-Based Payment, for the three months ended March 31, 2009 and 2008, the Company used the fair value at date of grant for restricted stock units and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its stock option grants and ESPP incentive plans:

	Employee stock option plans		Employee stock purchase plans
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Risk-free interest rate	1.29%	2.61%	1.16%	3.78%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	50%	48%	62%	63%
Expected life	3.5 years	2.8 years	6 months	6 months

5.	Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for stock options and warrants with an exercise price less than the average stock price during the period presented (amounts in thousands):

	Three months ended March 31,
	2009	2008
Weighted average common shares outstanding, basic and diluted	34,853	34,298
Antidilutive stock option, restricted stock unit, and warrant equivalents excluded from dilutive share calculation	1,213	686
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	4,920	5,424

6.	Commitments and Contingencies

The Company’s contractual commitments associated with its purchase commitments and capital and operating lease obligations did not change materially from the commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Litigation

On December 17, 2008, Anne D. Manos filed a lawsuit against current officers and directors of the Company, as well as nominal defendant InfoSpace, in the Superior Court of the State of Washington in and for King County (“Court”). Plaintiff purports to bring the lawsuit derivatively on behalf of the Company, seeking to invalidate and recover payments made to the defendant officers and directors pursuant to a compensation program established by the Company’s board of directors. Specifically, plaintiff alleges that the defendant officers and directors breached their fiduciary duties and duties of loyalty by approving such compensation program, which was designed to offset the diminution in value to InfoSpace employee and board members’ options that occurred as a result of the cash distributions to shareholders. On February 11, 2009, Ms. Manos filed a First Amended Complaint that is substantively identical to her original complaint, adding only James N. Mercer as co-plaintiff. On March 20, 2009, InfoSpace filed a motion to dismiss the First Amended Complaint based on plaintiffs’ failure to make the requisite pre-filing demand on the Company’s board of directors. On April 29, 2009, plaintiffs filed their opposition brief to this motion. The hearing on this motion is set for June 12, 2009. The parties have agreed to stay discovery pending resolution by the Court of this motion. The trial date is currently set for June 7, 2010. The complaint is derivative in nature and does not seek monetary damages from the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law.

The Company operated its ringtone business under licensing agreements with various music publishers, including Warner/Chappell Music, Inc. Following the Company’s sale of its ringtone business, Warner/Chappell Music and two related entities, WB Music Corp. and Warner-Tamerlane Publishing Corp., asserted claims against the Company for supposedly improper use of their copyrighted musical compositions. In January 2009, WB Music Corp. and Warner-Tamerlane Publishing Corp. filed a Complaint for Copyright Infringement against the Company and two of the Company’s alleged subsidiaries in the U.S. District Court for the Central District of California. The Complaint, which the plaintiffs have not yet served, seeks unspecified actual and/or statutory damages for the supposed unauthorized use of at least 26 compositions. The Company is currently investigating the allegations. To date, the Company believes that the plaintiffs’ claims are frivolous and that it has meritorious defenses to them. In addition, in April 2008, Warner Chappell Music filed a Complaint for Breach of Contract against the Company and two of the Company’s alleged subsidiaries in which it claims that the Company owes it not less than $750,000 under the parties’ agreements. The Company believes this action likewise lacks merit and that the Company has defenses to the claims asserted. The Company has filed counterclaims against Warner Chappell Music and filed cross-claims against the auditor hired by Warner Chappell Music. The parties have discussed the possibility of mediating their disputes and are scheduled to do so in May 2009. There is no guarantee that a mediation will be successful in resolving the disputes between the parties. Moreover, because litigation is inherently uncertain, the Company may not prevail if these matters are fully litigated, and there can be no assurance that there will not be material adverse financial consequences for the Company resulting from these matters.

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

7.	Income Taxes

As discussed in Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

The Company recorded an income tax expense of $201,000 and $182,000 for the three months ended March 31, 2009 and 2008, respectively. Income tax expense for each period included U.S. federal tax, state and foreign taxes. Income tax expense for the three months ended March 31, 2009 and 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences and applying a valuation allowance against deferred tax assets arising during the period.

During the three months ended March 31, 2009, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

8.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, amending and clarifying SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP FAS 141(R)-1 are both effective for annual periods beginning on or after December 15, 2008. The Company has adopted these pronouncements effective on January 1, 2009; however, the impact that SFAS No. 141(R) and FSP FAS 141(R)-1 will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of any acquisition.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 to fair value measurements of financial assets in a market that is not active. FSP FAS 157-3 was effective upon issuance. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, providing more guidance when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the remaining provisions of these FSPs to determine what effect, if any, their adoption on April 1, 2009 will have on its financial position, cash flows, and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Disclosures About Fair Value of Financial Instruments, amending SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion (“APB”) 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the provisions of this FSP to determine what effect its adoption on April 1, 2009 will have on its financial position, cash flows, and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amending the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the provisions of this FSP to determine what effect its adoption on April 1, 2009 will have on its financial position, cash flows, and results of operations.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to statements regarding:

•	new and future products and services;

•	our future business plans and growth strategy, including plans to reduce or expand specific operations;

•	our expected sources of revenue;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	our strategic initiatives;

•	seasonality of revenue and concentration of revenue sources;

•	the anticipated benefits from the business and technologies we have acquired, or invested in, or may acquire or invest in;

•	the anticipated development or acquisition of intellectual property and resulting benefits;

•	the anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	employee hiring and retention, including anticipated reductions in force and headcount;

•	the future payment of dividends;

•	anticipated revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs and ability to raise capital;

•	the condition of our cash investments and any income derived therefrom;

•	the current or future state of financial or credit markets; and

•	potential liability from contractual relationships.

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

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) is a developer of search tools and technologies that assist consumers with finding content and information on the Internet. We use our metasearch technology to power our own branded Web properties and provide online search services to distribution partners.

We offer search services that enable Internet users to locate information, merchants, individuals, and products online. We offer search services through our Web properties, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have an office in Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

Until the fourth quarter of 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. We sold our online directory business and mobile services business in the fourth quarter of 2007, and had exited other portions of our mobile business during 2007. In December 2007, as a result of the sales of those businesses, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Following the sale of our mobile and directory businesses, our revenues are derived exclusively from providing online search services.

We generate revenues primarily from our Web search services when an end user of our services clicks on a paid search link displayed on one of our owned and operated Web properties or displayed on a distribution partner’s Web property. We receive paid search links for display as part of our search services from certain content providers, whom we refer to as our customers.

Our ability to grow our online search services revenue on our owned and operated properties relies on growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. In recent periods, on our owned and operated properties, we have experienced an increase in paid clicks, primarily driven by our marketing initiatives, which has been more than offset by lower average fees per paid click from our customers.

Similar to the revenues earned on our owned and operated properties, revenues from distribution partners are dependent upon growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. We have experienced steady growth in revenues from our search services offered through the Web properties of distribution partners, which has been primarily attributable to growth in paid click volumes from new distribution partners’ Web properties in the United States. This paid click volume growth has been more than offset by reductions in the average fees that our customers share with us. In recent periods, our customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us has adversely affected revenues from certain of our distribution partners. In an effort to drive quality traffic to our customers, we continue to invest in product development to expand our online search services offered to our distribution partners.

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

Revenue Sources

Revenues are recognized in the period in which a paid click occurs and are based on the amounts earned and remitted to us by our customers for such clicks. In addition, we earn revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

Our customers are primarily search content providers. Google and Yahoo! each accounted for more than 10% of our revenues in the three months ended March 31, 2009 and March 31, 2008 and jointly accounted for 95% or more of our revenues in such periods, and we expect this concentration to continue in the foreseeable future. As such, if either of these customers reduce or eliminate the services they provide to us or our distribution partners, or if either of these customers were unwilling to pay us amounts that they owe us, our financial results may materially suffer.

Our main customer agreements are with Google and Yahoo! and both agreements expire in 2011. Each agreement may be renewed only upon mutual written agreement of the parties to the agreement. Through our Google and Yahoo! agreements, we receive certain search products and services from each party, including both non-paid and paid search links for display on our Web properties and the Web properties of our distribution partners. Both Google and Yahoo! reserve certain rights of approval over the use and distribution of their respective search products and services, and have requirements and guidelines regarding such use and distribution. If we or our search distribution partners fail to meet the requirements and guidelines promulgated under these customer agreements, Google and Yahoo! have certain rights under the agreements to suspend or terminate our or our distribution partners’ use and distribution of such customer’s search products and services, and in the event of certain violations, to terminate their agreement with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines, and both Google and Yahoo! may modify certain requirements and guidelines of their agreement with us pursuant to the terms of such agreement.

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

Overview of First Quarter 2009 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2009. A more detailed discussion, comparing our operating results for the three months ended March 31, 2009 and 2008, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues from continuing operations for the three months ended March 31, 2009 decreased to $39.1 million from $42.2 million in the three months ended March 31, 2008. This decrease was due to a decrease in revenue from search results delivered through certain of our distribution partners and a decrease in revenue from our owned and operated properties. Revenues from owned and operated properties for the three months ended March 31, 2009 decreased due to a decrease in average fees per paid click that our customers share with us although paid click volume on our owned and operated properties increased over the three months ended March 31, 2008. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and an increase in the proportion of revenues derived from our direct marketing initiatives on our owned and operated properties. During each of the three month periods ended March 31, 2009 and 2008, 69% of our online search revenues came from our search distribution partners.

Content and distribution costs from continuing operations for the three months ended March 31, 2009 decreased to $20.4 million from $21.8 million in the three months ended March 31, 2008, primarily due to decreases in revenue from search results delivered through certain of our distribution partners.

Other operating expenses from continuing operations for the three months ended March 31, 2009 were $18.8 million, an increase from $17.6 million in the three months ended March 31, 2008. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, and depreciation, and exclude restructuring and other, net. The increase in other operating expenses from continuing operations in the three months ended March 31, 2009 from the three months ended March 31, 2008 was primarily attributable to an increase in marketing expenses associated with our owned and operated properties.

In the three months ended March 31, 2009, we recorded a loss on investments of $5.4 million related to the illiquid auction rate securities investments that we held at March 31, 2009. In the three months ended March 31, 2008, we recorded a loss on investments of $6.7 million on these investments.

Other income, net for the three months ended March 31, 2009 was $607,000, as compared to $2.2 million in the three months ended March 31, 2008. The decrease was primarily attributable to a decrease in interest income as a result of a decline in interest rates. Additionally, we recorded an income tax expense from continuing operations of $201,000 in the three months ended March 31, 2009, as compared to expense of $182,000 in the same period in 2008.

We did not record any revenues, operating results, or gains or losses from discontinued operations for the three months ended March 31, 2009. We recorded a loss from discontinued operations of $490,000 in the three months ended March 31, 2008, and the loss from the sale of discontinued operations was $238,000 for the three months ended March 31, 2008.

Net loss for the three months ended March 31, 2009 was $5.0 million compared to a net loss of $2.8 million in the three months ended March 31, 2008. The increase in net loss was primarily attributable to the items noted above.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in 2009 are consistent with those discussed in our 2008 Annual Report on Form 10-K, except as discussed below.

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

We own two types of auction rate securities (“ARS”). The first type of ARS is collateralized by what was investment-grade corporate debt and prime-rated mortgage-backed debt when we purchased them, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. We paid $21.4 million for our holdings at March 31, 2009 in this type of ARS, and determined their fair values to be an aggregate $7.4 million at March 31, 2009 by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default, the fair value of the collateral and secondary market information. Those models relied upon certain unobservable inputs, including our estimate of the holding periods, ranging from 6 to 28 years for the ARS trusts and from 16 to 42 years for the monoline insurers, the annual discount rates applied to future cash flows, which we primarily based on the historical credit default swap rates for comparable ARS trust entities and monoline insurance companies, ranging from 7% to 51% in excess of the London Interbank Offered Rate (“LIBOR”) for the ARS trusts and from 22% to 66% for the monoline insurers, and our estimate of the probabilities of ARS trust default, ranging from 0% to 50%.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral or ARS trust by the ARS issuer, we or the ARS trust are entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). For the remaining ARPS which have a fair value above zero ($0), for which we paid $7.0 million, there was a single issuer, and we determined their fair values to be an aggregate $850,000 at March 31, 2009 by using discounted cash flow models for the ARPS trust payments, weighted by our estimated probability of trust default. The models relied upon certain unobservable inputs, including our estimate of the holding periods, which was 40 years, the annual discount rate applied to future cash flows, which was primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 21% to 51% in excess of LIBOR, and our estimate of the probabilities of trust default, which was 0%.

In 2008, an issuer of certain of our ARPS terminated the ARPS trusts and issued us non-cumulative perpetual preferred shares in the ARPS issuer. We paid $7.0 million for those ARPS, and the fair value of the preferred shares at March 31, 2009 was $700,000, which was primarily based on a redemption offer from the issuer, and was an increase of $335,000 from a fair value of $365,000 at December 31, 2008. The increase in fair value was recorded to other comprehensive income in the three months ended March 31, 2009. In April 2009, we accepted the redemption offer and received $700,000 in cash for the aforementioned preferred shares.

For additional information see Note 2: Fair Value Measurements of the Notes to our Unaudited Condensed Consolidated Financial Statements (Item 1 of Part I of this Report).

Accounting for Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives be tested for impairment on an annual basis and between annual tests in certain circumstances. As of March 31, 2009, we no longer held material intangible assets other than goodwill. On a quarterly basis, we assess whether business conditions, including material changes in the fair value of our outstanding common stock, indicate that our goodwill may not be recoverable.

We performed our annual impairment analysis of the goodwill on our balance sheet as of November 30, 2008, and we determined that there was no impairment. Our analysis compared the book value of our stockholders’ equity to the fair value of our outstanding common stock, partly based on quoted market prices, which exceeded the book value of our stockholders’ equity on the annual measurement date. At March 31, 2009, we had $43.9 million of goodwill on our balance sheet. During the three months ended March 31, 2009, our market capitalization declined to an amount lower than the book value of our stockholders’ equity as of March 31, 2009. This was a triggering event that required us to perform a test for impairment of our goodwill with a measurement date of March 31, 2009. We use a two-step process to test for goodwill impairment. Our Company is deemed to be a single reporting unit for our impairment analysis. The first step of the goodwill impairment test is a comparison of the fair value of our reporting unit to its carrying value. We determined the fair value of our reporting unit based on discounted projected future cash flows, which used a range of discount rates for estimated costs of capital for comparable companies and comparative market multiples. Based on the results of this goodwill impairment analysis, we concluded that the carrying amount of the goodwill did not exceed its fair value, and goodwill was not considered to be impaired as of March 31, 2009, and the second step of the goodwill impairment test was not considered necessary. In future periods, we will continue to evaluate our market capitalization and stockholders’ equity, as well as other factors such as the business climate and business relationships, to determine if a triggering event has occurred.

Historical Results of Operations

For the three months ended March 31, 2009, our net loss was $5.0 million. We have incurred net losses on an annual basis for all but three of the years since our inception. Additionally, we incurred a net loss in the first quarter of 2009 and as of March 31, 2009, had an accumulated deficit of $1.0 billion.

In light of the rapidly evolving nature of our business and overall market conditions, we believe that period-to-period comparisons of our revenues and operating expenses are not necessarily meaningful, and you should not rely upon them as indications of our future performance.

Results of Operations for the Three months ended March 31, 2009 and 2008

Revenues. We receive revenues from our customers when an end user of our Web search services clicks on a paid search link that is provided by a customer and displayed on our Web property or displayed on the Web property of a distribution partner. Revenues are recognized in the period in which a paid click occurs and are based on the amounts earned and remitted to us by our customers for such clicks. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services. Revenues for the three months ended March 31, 2009 and 2008 are presented below (amounts in thousands):

	Three months ended March 31,		Change from 2008
	2009	2008
Revenues	$39,070	$42,182	$(3,112)

The decrease in revenues for online search services for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, is primarily due to a decrease in revenue from search results delivered through certain of our distribution partners and a decrease in revenues from our owned and operated properties. For the three months ended March 31, 2009, revenues from owned and operated properties were down over the three months ended March 31, 2008 due to a decrease in the average fees per paid click that our customers share with us, partially offset by an increase in paid click volume on our owned and operated properties over the three months ended March 31, 2008. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and an increase in the proportion of revenues derived from our marketing initiatives on our owned and operated properties. During each of the three months ended March 31, 2009 and 2008, 69% of our revenues came from our search distribution partners.

Seasonality

Our search services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our content and distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2009 and 2008 are presented below:

	Three months ended March 31,		Change from 2008
	2009	2008
Content and Distribution Expenses	$20,377	$21,792	$(1,415)
Percent of Revenues	52.1%	51.7%	0.4%

The decrease in search content and distribution expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, is primarily due to a decrease in revenue shared with our distribution partners from search results delivered through those distribution partners. We anticipate that our search content and distribution expenses will increase in absolute dollars if revenues increase through growth from existing arrangements with our search distribution partners or we add new search distribution partners. If online search revenue generated from our distribution partners increases at a greater rate than revenues generated from our own and operated properties, content and distribution expenses as a percentage of revenue will increase. We expect that online search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our online search revenues for the foreseeable future.

Systems and Network Operations Expenses. Systems and network operations expenses are associated with the delivery, maintenance and support of our services, data management and infrastructure, including personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, and costs for temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2009 and 2008 are presented below:

	Three months ended March 31,		Change from 2008
	2009	2008
Systems and Network Operations Expenses	$2,421	$2,442	$(21)
Percent of Revenues	6.2%	5.8%	0.4%

Systems and network operations expenses decreased by $21,000 to $2.4 million for the three months ended March 31, 2009, as compared to $2.4 million for the three months ended March 31, 2008. There were no material variances between the expenses recorded for the three months ended March 31, 2009 and the three months ended March 31, 2008.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2009 and 2008 are presented below:

	Three months ended March 31,		Change from 2008
	2009	2008
Product Development Expenses	$1,406	$2,209	$(803)
Percent of Revenues	3.6%	5.2%	-1.6%

Product development expenses decreased by $803,000 to $1.4 million for the three months ended March 31, 2009, as compared to $2.2 million for the three months ended March 31, 2008. The absolute dollar decrease for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to a decrease in personnel expenses, including employee salaries and stock-based compensation expense, of $1.0 million for the three months ended March 31, 2009, net of a decrease of $377,000 in salaries capitalized for developing internal-use software.

Product development costs may not be consistent with revenue trends because they represent key costs to develop and enhance our product offerings.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of marketing expenses associated with our owned and operated properties, consisting of agency fees, brand promotion expense, market research expense and online direct marketing expense associated with traffic acquisition, and personnel costs, which include salaries, stock-based compensation expense, benefits and other employee related costs, and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2009 and 2008 are presented below:

	Three months ended March 31,		Change from 2008
	2009	2008
Sales and Marketing Expenses	$6,943	$3,789	$3,154
Percent of Revenues	17.8%	9.0%	8.8%

Sales and marketing expenses increased by $3.2 million to $6.9 million for the three months ended March 31, 2009, as compared to $3.8 million for the three months ended March 31, 2008. The absolute dollar increase for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to an increase of $2.9 million in advertising and marketing expense associated with our owned and operated properties and employee separation costs of $542,000. These increases were partially offset by a decrease in stock-based compensation expense of $489,000 for the three months ended March 31, 2009.

We expect to continue to invest in marketing initiatives to promote search services on our branded Web properties.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits and other employee related costs, stock-based compensation expense, professional service fees, which include legal fees, audit fees, SEC compliance costs, certain legal settlements, occupancy and general office expenses, corporate development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three months ended March 31, 2009 and 2008 are presented below:

	Three months ended March 31,		Change from 2008
	2009	2008
General and Administrative Expenses	$6,207	$7,722	$(1,515)
Percent of Revenues	15.9%	18.3%	-2.4%

General and administrative expenses decreased by $1.5 million to $6.2 million for the three months ended March 31, 2009, as compared to $7.7 million for the three months ended March 31, 2008. The absolute dollar decrease for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to a decrease in personnel related expenses, including employee salaries, temporary help, contractors, and stock-based compensation expense of $1.6 million, partially offset by an increase in professional service fees of $487,000.

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures and leasehold improvements. Depreciation of property and equipment increased to $1.8 million for the three months ended March 31, 2009 compared to $1.5 million for the three months ended March 31, 2008. This increase was primarily due to equipment purchased for the new data centers that we opened in 2008.

Loss on Investments. In the three months ended March 31, 2009 and 2008, we recorded a loss on investments of $5.4 million and $6.7 million, respectively, which consisted of other-than-temporary impairments related to our illiquid ARS.

Other Income, Net. Other income, net totaled $607,000 for the three months ended March 31, 2009 compared to $2.2 million for the three months ended March 31, 2008. Other income, net primarily consists of interest income. The decrease in interest income for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily attributable to a decrease in interest rates.

Income Tax Expense. We recorded an income tax expense of $201,000 and $182,000 for the three months ended March 31, 2009 and 2008, respectively. For each period, the income tax expense included U.S. federal tax, state and foreign taxes. Income tax expense for the three months ended March 31, 2009 and 2008 differed from the tax expense at the statutory rates primarily due to non-deductible permanent differences and applying a valuation allowance against deferred tax assets arising during the period.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and marketable investments of $205.4 million, consisting of cash and cash equivalents of $55.4 million, available-for-sale short-term investments of $141.1 million, and available-for-sale long-term investments of $8.9 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

Our obligations under capital and operating lease agreements and other purchase commitments have not changed materially from those commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Flows

Net cash provided by operating activities consists of net loss offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Net cash provided (used) by operating activities from continuing operations	$5,794	$(31,256)
Net cash provided (used) by investing activities	(448)	9,870
Net cash provided (used) by financing activities	114	(298,913)
Net cash used by discontinued operations	—	(14,177)

Net increase (decrease) in cash and cash equivalents	$5,460	$(334,476)

Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2009, consisting of adjustments not affecting cash flows provided by operating activities of $9.7 million, primarily consisting of the loss on investments, stock-based compensation expense and depreciation as well as changes in our operating assets and liabilities of $2.1 million, consisting of increases in accrued expense and other current and long-term liabilities and decreases in accounts receivables and other long-term assets. These increases were partially offset by our net loss of $5.0 million and cash used by changes in our operating assets and liabilities of $1.0 million consisting of a decrease in accounts payable and increases in prepaid expenses and other current assets and notes and other receivables.

Net cash used by operating activities was $31.3 million for the three months ended March 31, 2008, consisting of our net loss of $2.8 million, cash used by changes in our operating assets and liabilities of $48.4 million primarily consisting of the payments of employee expenses related to a $299.1 million special dividend paid on January 8, 2008 and employee separation payments, which resulted in decreases in accrued expenses and other current and long-term liabilities, and accounts payable, and increases in accounts receivable, and adjustments not affecting cash flows used by operating activities of $149,000 related to deferred income taxes. Partially offsetting these decreases were changes in our operating assets and liabilities of $7.9 million, consisting of decreases in notes and other receivables, other long-term assets, and prepaid expenses and other current assets and adjustments not affecting cash flows provided by operating activities of $12.2 million, primarily consisting of loss on investments, stock-based compensation expense, depreciation, loss from discontinued operations and loss on the sale of discontinued operations.

Net cash used by investing activities totaled $448,000 for the three months ended March 31, 2009, primarily consisting of $530,000 used to purchase property and equipment which was partially offset by a net decrease in other long-term assets and proceeds from the sale of assets.

Net cash provided by investing activities totaled $9.9 million for the three months ended March 31, 2008, primarily consisting of the net decrease in short-term investments of $12.0 million, partially offset by $1.1 million used to purchase property and equipment and the increase in other long-term assets of $1.0 million.

Net cash provided by financing activities totaled $114,000 in the three months ended March 31, 2009, and primarily consisted of the cash proceeds of $252,000 from sales of shares through our employee stock purchase plan partially offset by repayment of capital lease obligations.

Net cash used by financing activities totaled $298.9 million in the three months ended March 31, 2008, and primarily consisted of a $299.1 million special dividend paid to stockholders in January 2008. Partially offsetting this decrease was cash proceeds of $233,000 from sales of shares through our employee stock purchase plan and from the exercise of stock options.

Net cash used by discontinued operations totaled $14.2 million for the three months ended March 31, 2008, primarily consisting of cash used by decreases in liabilities net of operating assets of discontinued operations of $13.7 million and loss from discontinued operations of $490,000.

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

Illiquid Investments

The $8.2 million of ARS that we held at March 31, 2009 began failing to trade at auctions in August 2007 and have continued to fail as of March 31, 2009 due to insufficient bids from buyers. These investments cannot be converted into cash in the foreseeable future, therefore we consider them illiquid as of March 31, 2009 and we have classified them as long-term investments. The global financial markets experienced unusual and significant distress during 2008 and that distress may continue for the duration of 2009 and possibly longer, which may continue to impair our ability to liquidate the ARS that we hold.

Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the lack of liquidity of those investments will affect our ability to operate our businesses in the ordinary course.

Stock Repurchase Program

On June 16, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. As of March 31, 2009, no shares have been purchased under this plan.

On June 8, 2007, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. We did not purchase any shares under this plan prior to its expiration in June 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. In April 2009, the FASB issued Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, amending and clarifying SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP FAS 141(R)-1 are both effective for annual periods beginning on or after December 15, 2008. We have adopted these pronouncements effective on January 1, 2009; however, the impact that SFAS No. 141(R) and FSP FAS 141(R)-1 will have on our consolidated financial statements will depend upon the nature, terms and size of any acquisition.

On January 1, 2008, we adopted the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 to fair value measurements of financial assets in a market that is not active. FSP FAS 157-3 was effective upon issuance. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, providing more guidance when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the remaining provisions of these FSPs to determine what effect, if any, their adoption on April 1, 2009 will have on our financial position, cash flows, and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Disclosures About Fair Value of Financial Instruments, amending SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion (“APB”) 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the provisions of this FSP to determine what effect its adoption on April 1, 2009 will have on our financial position, cash flows, and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amending the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the provisions of this FSP to determine what effect its adoption on April 1, 2009 will have on our financial position, cash flows, and results of operations.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Quarterly Report on Form 10-Q for additional discussions of our market risks.

Item 4. —Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II—OTHER INFORMATION

Item 1. —Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 6 to our Unaudited Condensed Consolidated Financial Statements.

Item 1A. —Risk Factors

RISKS RELATED TO OUR BUSINESS

A substantial portion of our revenues is attributable to a small number of customers, the loss of any one of which would harm our financial results.

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Google and Yahoo! jointly accounted for 95% or more of our online search revenues in the first quarter of 2009 and the fourth quarter of 2008 and each accounted for more than 10% of our revenues in the same periods. Our principal agreements with these customers expire in

2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers is unwilling to pay us amounts that it owes us, or disputes amounts it owes us or has paid to us, our financial results would materially suffer.

Failure by us or our search distribution partners to comply with the requirements and guidelines imposed by our customers relating to the use or distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the customer to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our customers, we may not be able to continue to use such customers’ content or provide the content to such distribution partners, we may be liable to such customers for certain damages they may suffer, and such customers may terminate their agreements with us. Such requirements and guidelines relate to various matters regarding the use and distribution of the customers’ content, and our customers have modified their requirements and guidelines from time to time, and may do so in the future. Such modifications may restrict or limit our ability to provide content through our Web properties or the Web properties of our distribution partners affected by such modifications, which may have a material and adverse effect on our financial results. In the past, certain of our customers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. We have been able to cure such breaches, however, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major customers, including Google and Yahoo!, give such customers the ability to terminate their agreements with us immediately in the case of breaches of certain provisions of the agreements with such customers, regardless of whether such breaches could be cured.

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

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search services. We generated approximately 46% and 44% of our online search revenues through relationships with our top ten distribution partners for the first quarter of 2009 and fourth quarter of 2008, respectively. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that we compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

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

The current economic downturn may lead to lower online advertising spending by advertisers who advertise through our customers, resulting in lower fees paid to us by such customers for paid search originating from our Web properties or the Web properties of our distribution partners. A significant reduction in such spending could have a material adverse effect on our operating results.

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet. Further, if our customers perceive that they are not receiving quality traffic from our own Web sites or the Web property of a distribution partner to their advertiser networks, they may reduce the fees they pay to us. Either of these factors could have a negative material impact on our financial results.

Most of our revenues from our online search business are based on the number of paid clicks on commercial search results served on our owned and operated properties or our distribution partners’ Web properties. Generally, each time a user clicks on a commercial search result, the customer that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be a large percentage of clicks for which it needs to pay, but that do not result in the intended objectives of such advertiser, the advertiser may reduce or eliminate its advertisements through the customer that provided the commercial search result to us because of such poor quality traffic. This leads to a loss of revenue to our customers and consequently to fewer fees paid to us. Also, if a customer perceives that the traffic originating from one of our own Web properties or the Web property of a distribution partner is of poor quality, including, for example, traffic that may be generated through our marketing initiatives or those of our distribution partners, the customer may discount the amount it charged all the advertisers whose paid click advertisements appeared on such Web site or Web property based on the amount of poor quality traffic the customer deems to have been generated, and accordingly may reduce the amount of fees it would have otherwise paid us for all paid clicks originating from such Web site or Web property. The customer may also suspend or terminate our ability to provide its content through such Web sites or Web properties if such activities are not modified to satisfy the customer’s concerns. The payment of fewer fees to us or the inability to provide content through such Web sites or Web properties could have a material negative effect on our financial results.

If we fail to detect invalid click activity, we could lose the confidence of advertisers and of our customers, which could cause our business to suffer.

Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result or when a competitor of the advertiser clicks on the advertiser’s search result to increase the advertising expense of the advertiser. Some of this invalid click activity is sometimes referred to as “click fraud.” When such invalid click activity is detected, the customer may not charge the advertiser or may refund the fee paid by the advertiser for such invalid clicks. If the invalid click activity originated from one of our distribution partners’ Web properties or our owned and operated properties, such non-charge or refund of the fees paid by the advertisers in turn reduces the amount of fees the customer pays us. If we or our customers are unable to effectively detect and stop invalid click activity, advertisers may see a reduced return on their advertising investment with the customer because such invalid clicks do not generate quality traffic to such advertisers, which could lead such advertisers to reduce or terminate their investment in such ads. This could also lead to a loss of advertisers and revenue to our customers and consequently to less fees paid to us. Also, as discussed above, the customer may discount the amount it charged all the advertisers whose paid-click advertisements appeared on such Web site or Web property based on the amount of poor quality traffic, including invalid click activity, and accordingly reduce the amount of fees it would have otherwise paid us for all paid-clicks originating from such Web site or Web property. Additionally, if we are unable to detect and stop invalid click activity that may originate from our owned and operated properties or the Web properties of our distribution partners, our customers may impose restrictions on our ability to provide their commercial search results on our owned and operated properties or to our current and future distribution partners, which could have a material negative impact on our financial results.

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

As of December 31, 2008, we had federal net operating loss (“NOL”) carryforwards of approximately $800 million that will expire over a twelve to twenty year period. However, if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under certain conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of the Company’s common stock over a three year rolling period. There can be no assurance that such change will not occur. In March 2009, our Board of Directors adopted a proposal to amend our certificate of incorporation to implement a reclassification of our common stock in order to impose certain limited transfer restrictions on the stock to preserve our NOLs. This proposal to amend our certificate of incorporation will be submitted to our stockholders for their approval at our 2009 annual meeting of stockholders. If adopted, we expect that this amendment to our certificate of incorporation would assist us in preserving our NOLs. However, there can be no assurance that this proposal will be adopted by our stockholders, or that, even if it is adopted, that it would be sufficient to prevent a change of ownership under Section 382 of the Internal Revenue Code and preserve our NOLs.

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

We have incurred net losses on an annual basis for all but three of the years since our inception, and we incurred a net loss in the first quarter of 2009. As of March 31, 2009, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities (“ARS”) and preferred shares into which some of the ARS have converted. We purchased the ARS, including those that have converted into preferred stock, for $40.4 million. The ARS have failed to trade at auctions due to insufficient bids from buyers, and some of those ARS have been converted to preferred stock issued by the ARS issuer. While we now earn a premium interest rate on some of those ARS that failed to settle in the auction process or receive dividends on the preferred stock issued by the issuers of some of the ARS, those investments cannot be quickly converted into cash and were considered illiquid as of March 31, 2009. We determined that the fair value of the ARS was $8.2 million and the fair value of the preferred stock was $700,000 at March 31, 2009, and we recorded other-than-temporary impairment charges to those investments of an aggregate $5.4 million and $4.3 million in the first quarter of 2009 and fourth quarter of 2008, respectively. If the issuers of such investments are unable to successfully close future auctions or their credit ratings deteriorate, the fair value of those investments may continue to decline and we may record further impairment charges. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest or dividends and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone our business plans or find alternative financing for such business plans, if available.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On May 4, 2009, the closing price of our common stock was $6.61. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our online search services are in young industries that have undergone rapid and dramatic changes in their short history. We have also recently completed the sale of our directory and mobile services businesses. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	execute our business strategy based on our new business model;

•	attract users to our owned and operated properties and retain them;

•	attract and retain distribution partners for our online search services;

•	attract and retain customers;

•	manage our growth, control expenditures and align costs with revenues;

•	effectively utilize our resources and assets, such as our technology, personnel and cash, to drive growth;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	consolidation of customers or their advertising networks;

•	alternatives to access the Internet;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries; and

•	expand our customer base in markets in which we operate and into other markets.

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

Our online search services link users, either directly through our own Web sites or indirectly through the Web properties of our distribution partners, to third-party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our customers was obtained or provided by our customers. Such claims could include the following: infringement of patent, copyright, trademark, trade secret or other intellectual property or proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; pornography; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have obligations to indemnify and hold harmless certain of our customers or distribution partners for damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services. As a result, these claims could result in material harm to our business.

In the past, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We provide downloadable applications to promote use of our search services for our owned and operated search services. Such applications may be considered adware. We also partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners, and if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our customers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major customers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. Any claims against us as a result of violations of legal requirements or contractual obligations could result in material harm to our business.

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

We currently provide online search offerings in several locations outside of the United States, primarily in Europe. We have limited experience in marketing and operating our products and services in international markets, and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of relationships with our distribution and content partner customers and other third parties.

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

Our data center systems or the systems of the third-party collocation facilities in which they are located could fail or become unavailable, which could harm our reputation, result in a loss of current and potential customers and cause us to breach agreements with our partners.

In the fourth quarter of 2008, we completed the transition of data center services from a third-party provider and we now provide our own data center services from two geographically diverse third-party collocation facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Such systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We could face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. We may also be exposed to liability from those third parties to whom we provide products and services through our data centers as a result of such events. In addition, such third-party collocation facilities and data center systems use sophisticated equipment, infrastructure and software that may contain bugs or suffer outages that could interrupt service. For these reasons, if we are unable to develop, or if we or our third-party collocation facility providers are unable to successfully manage, the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, it could have a material adverse effect on our operations or financial results.

If the volume of traffic to our products and services, which runs through our data centers, increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party collocation facility providers. Due to the number of our customers and the products and services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times, lower levels of customer service, and limit our ability to develop and release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or we fail to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

Third parties have in the past and may in the future make claims against us alleging infringement of copyrights, trademarks, trade secret rights, intellectual property or other proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights.

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

If we were to discover that our products violated or potentially violated third-party proprietary rights, including those third-party proprietary rights that came about due to decisions and other changes regarding a person’s or entity’s proprietary rights discussed above, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate such third-party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms. Any third-party infringement claims against us could result in costly litigation or liability and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements.

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

The FTC has recommended to search engine providers that paid-ranking search results be delineated from non-paid results. To the extent that the FTC or other state or federal agencies or federal or state legislative bodies may in the future issue specific regulations or requirements regarding the nature of such delineation or other aspects of advertising in connection with online search services, which would require modifications to the presentation of search results, revenue from the affected search engines could be negatively impacted.

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

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

10.1(1)*	Employment Agreement effective as of February 2, 2009 between InfoSpace, Inc. and William J. Lansing

10.2	Eleventh Amendment to Office Lease, made and entered into as of April 23, 2009, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 5, 2009.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David B. Binder
David B. Binder Chief Financial Officer (Principal Financial Officer)

Dated: May 6, 2009

INDEX TO EXHIBITS

10.1(1)*	Employment Agreement effective as of February 2, 2009 between InfoSpace, Inc. and William J. Lansing

10.2	Eleventh Amendment to Office Lease, made and entered into as of April 23, 2009, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on February 5, 2009.

*	Indicates a management contract or compensatory plan or arrangement