Form 10-Q
period 2009-06-30
INFOSPACE INC
filed 2009-08-06
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, Par Value $.0001	35,299,742

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$64,175	$49,936
Short-term investments, available-for-sale	135,906	141,592
Accounts receivable, net of allowance of $28 and $32	18,188	15,423
Notes and other receivables	2,197	1,349
Prepaid expenses and other current assets	2,590	1,767

Total current assets	223,056	210,067
Property and equipment, net	14,821	18,078
Long-term investments, available-for-sale	8,200	13,916
Goodwill and other intangible assets, net	45,367	44,123
Other long-term assets	4,598	4,949

Total assets	$296,042	$291,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,918	$6,518
Accrued expenses and other current liabilities	26,518	19,707
Liabilities of discontinued operations	—	1,109

Total current liabilities	31,436	27,334
Other long-term liabilities	1,155	1,475

Total liabilities	32,591	28,809
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 35,227,407 and 34,796,010 shares	4	3
Additional paid-in capital	1,296,358	1,292,360
Accumulated deficit	(1,034,729)	(1,032,579)
Accumulated other comprehensive income	1,818	2,540

Total stockholders’ equity	263,451	262,324

Total liabilities and stockholders’ equity	$296,042	$291,133

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended June 30 ,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$43,763	$38,328	$82,833	$80,510

Operating expenses:
Content and distribution	24,309	18,062	44,686	39,854
Systems and network operations	2,369	2,774	4,790	5,216
Product development	1,603	2,929	3,009	5,138
Sales and marketing	5,139	6,041	12,082	9,830
General and administrative	6,366	4,960	12,568	12,682
Depreciation and amortization	1,811	1,731	3,622	3,218
Restructuring and other, net	—	(2,011)	—	(1,871)

Total operating expenses	41,597	34,486	80,757	74,067

Operating income	2,166	3,842	2,076	6,443

Gain (loss) on investments, net	335	(4,362)	(5,016)	(11,069)
Other income, net	466	2,654	1,073	4,897

Income (loss) from continuing operations before income taxes	2,967	2,134	(1,867)	271
Income tax benefit (expense)	(82)	577	(283)	395

Income (loss) from continuing operations	2,885	2,711	(2,150)	666
Loss from discontinued operations, net of taxes	—	(821)	—	(1,311)
Gain (loss) on sale of discontinued operations, net of taxes	—	43	—	(195)

Net income (loss)	$2,885	$1,933	$(2,150)	$(840)

Income (loss) per share – Basic
Income (loss) from continuing operations	$0.08	$0.08	$(0.06)	$0.02
Loss from discontinued operations	—	(0.02)	—	(0.04)
Gain (loss) on sale of discontinued operations	—	0.00	—	(0.00)

Net income (loss) per share	$0.08	$0.06	$(0.06)	$(0.02)

Weighted average shares outstanding used in computing basic income (loss) per share	35,044	34,334	34,949	34,316

Income (loss) per share – Diluted
Income (loss) from continuing operations	$0.08	$0.08	$(0.06)	$0.02
Loss from discontinued operations	—	(0.02)	—	(0.04)
Gain (loss) on sale of discontinued operations	—	0.00	—	(0.00)

Net income (loss) per share	$0.08	$0.06	$(0.06)	$(0.02)

Weighted average shares outstanding used in computing diluted income (loss) per share	35,069	34,755	34,949	34,628

Comprehensive income (loss)
Net income (loss)	$2,885	$1,933	$(2,150)	$(840)
Foreign currency translation adjustment	42	26	(94)	114
Unrealized loss on investments, available-for-sale, net	(300)	(133)	(479)	(1,333)
Reclassification adjustment for other-than-temporary losses (gains) on investments, available-for-sale, included in net income (loss)	(335)	1,804	(335)	2,055
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	—	186	—

Comprehensive income (loss)	$2,292	$3,630	$(2,872)	$(4)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended June 30,
	2009	2008
Operating activities:
Net loss	$(2,150)	$(840)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss from discontinued operations	—	1,311
Loss on sale of discontinued operations	—	195
Loss on investments, net	5,016	11,069
Stock-based compensation	3,440	7,201
Depreciation and amortization	3,622	3,218
Deferred income taxes	186	(819)
Net gain on sale of non-core assets	—	(1,897)
Loss on disposals of property and equipment	613	1
Other	7	65
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(2,757)	847
Notes and other receivables	(1,097)	5,741
Prepaid expenses and other current assets	(823)	114
Other long-term assets	247	2,442
Accounts payable	(1,200)	(991)
Accrued expenses and other current and long-term liabilities	4,839	(55,030)

Net cash provided (used) by operating activities	9,943	(27,373)

Investing activities:
Business acquisition, net of cash acquired	(395)	—
Purchases of property and equipment	(1,448)	(5,715)
Other long-term assets	104	(1,003)
Proceeds from the sales of assets	320	2,316
Proceeds from sales and maturities of investments	43,700	27,300
Purchases of investments	(38,144)	(17,984)

Net cash provided by investing activities	4,137	4,914

Financing activities:
Special dividend paid	—	(299,146)
Proceeds from stock option exercises	—	15
Proceeds from issuance of stock through employee stock purchase plan	252	219
Repayment of capital lease obligation	(93)	(32)

Net cash provided (used) by financing activities	159	(298,944)

Discontinued operations:
Net cash used by operating activities attributable to discontinued operations	—	(15,299)

Net increase (decrease) in cash and cash equivalents	14,239	(336,702)

Cash and cash equivalents:
Beginning of period	49,936	498,326

End of period	$64,175	$161,624

Non cash items:
Purchases of property and equipment under capital lease	$—	$1,300
Purchase transactions:
Stock issued	$809	$—
Net liabilities assumed	(56)	—

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

The Company’s chief executive officer, who is its chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by revenue information disaggregated by geographic region and other measures for purposes of allocating resources and evaluating financial performance. The Company’s operations are not organized into components below the consolidated unit level, and operating results are not reported to the chief executive officer for components below the consolidated unit level. Accordingly, the Company’s management considers InfoSpace to be in a single reporting segment structure.

In 2007, the Company sold its directory and mobile businesses. The operating results of the directory and mobile businesses have been presented as discontinued operations for 2008 in the accompanying Unaudited Condensed Consolidated Financial Statements. For the mobile business, the Company recorded a loss of $809,000, net of income tax benefit, and a loss on the sale of discontinued operations of $38,000 for the three months ended June 30, 2008. For the mobile business, the Company recorded a loss of $1.5 million, including income tax expense, and a loss on the sale of discontinued operations of $261,000 for the six months ended June 30, 2008. For the directory business, the Company recorded a loss of $12,000, including income tax expense, and a gain on the sale of discontinued operations of $81,000 for the three months ended June 30, 2008. For the directory business, the Company recorded income of $200,000, net of income tax expense, and a gain on the sale of discontinued operations of $66,000, for the six months ended June 30, 2008.

On May 22, 2009, the Company acquired the membership interests of F-Four, LLC and the assets of its subsidiary, a provider of search engine optimization analytics software, for $1.3 million in stock and cash.

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

Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, beginning in the first quarter of 2009, “Unrealized loss on investments, available-for-sale” and “Reclassification adjustment for other-than-temporary losses on investments, available-for-sale, included in net loss,” are each presented at their gross amounts; they were presented as net amounts in prior periods. These reclassifications had no effect on the comprehensive income or loss as previously reported.

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

		Fair value measurements at the reporting date using
	June 30, 2009	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$64,175	$64,175	$—	$—
Available-for-sale securities	144,106	135,906	—	8,200

	$208,281	$200,081	$—	$8,200

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which requires other-than-temporary impairments for a debt security to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. That noncredit loss component of the other-than-temporary impairment may be classified in other comprehensive income only if the security holder concludes that it does not intend to sell the security and also concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If those conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The Company determined that none of the other-than-temporary impairment charges previously recognized as of April 1, 2009 were attributable to noncredit losses, and did not reclassify any previously recognized other-than-temporary impairment losses from Accumulated deficit to Accumulated other comprehensive income.

The Company’s available-for-sale securities include $8.2 million of auction rate securities (“ARS”), which are classified as long-term, in the Level 3 category within the input hierarchy, because there are significant unobservable inputs associated with those investments. The Company’s ARS are floating rate securities with either long-term maturities or no maturity date, which are marketed by financial institutions with auction reset dates primarily at 28-day intervals to provide short-term liquidity, and pay variable interest rates of 200 basis points above the London Interbank Offered Rate (“LIBOR”). Beginning in August 2007, auctions for the ARS that the Company held at June 30, 2009 began to fail due to insufficient bids from buyers which usually resulted in higher interest rates being earned on those securities. The Company recognized a gain of $335,000 and a loss of $4.4 million in Gain (loss) on investments, net during the three months ended June 30, 2009 and 2008, respectively. The Company recognized a loss of $5.0 million and $11.1 million in Gain (loss) on investments, net in the six months ended June 30, 2009 and 2008, respectively.

The Company owns two types of ARS. The first type of ARS is collateralized by what was investment-grade corporate debt and prime-rated mortgage-backed debt when purchased, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. The Company originally paid $21.4 million for its holdings of this type of ARS, and determined the fair values by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default, the fair value of the collateral and secondary market information. Considerable judgment was used in weighting the variables for determining fair value. Those models relied upon certain unobservable inputs, including an estimate of the holding periods, ranging from 6 to 28 years for the ARS trusts and from 16 to 42 years for the monoline insurers, the annual discount rates applied to future cash flows, which the Company primarily based on the historical credit default swap rates for comparable ARS trust entities and monoline insurance companies, ranging from 5% to 33% in excess of LIBOR for the ARS trusts and from 25% to 44% for the monoline insurers, and an estimate of the probabilities of ARS trust default, ranging from 0% to 50%.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral or ARS trust by the ARS issuer, the Company or ARS trust is entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). The Company originally paid $12.0 million for the ARPS that it held at June 30, 2009. In 2008, an issuer of one of the Company’s ARPS liquidated the collateral and replaced it with non-cumulative perpetual preferred shares in the ARPS issuer, and has not and may not ever issue a dividend. The

Company originally paid $5.0 million for that ARPS, and the fair value at June 30, 2009 was zero ($0), and in April 2009, the ARPS issuer terminated the ARPS trust and issued the Company perpetual preferred shares in the issuer to replace the ARPS. The Company paid $7.0 million for the remaining ARPS that the Company held at June 30, 2009, there was a single issuer, and the fair values were determined to be an aggregate $850,000 at June 30, 2009 by using discounted cash flow models for the ARPS trust payments, weighted by an estimated probability of trust default. The models relied upon certain unobservable inputs, including an estimate of the holding periods, which was 40 years, the annual discount rate applied to future cash flows, which was primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 9% to 12% in excess of LIBOR, an estimate of the probabilities of trust default, which was 0%, and the recent sale of preferred shares which replaced certain of the Company’s ARPS, as discussed below. Considerable judgment was used in weighting the variables for determining fair value.

In 2008, an issuer of certain of the Company’s ARPS terminated the ARPS trusts and issued the Company non-cumulative perpetual preferred shares in the ARPS issuer. The Company originally paid $7.0 million for those ARPS, and the fair value of the preferred shares at March 31, 2009 was $700,000, which was primarily based on a redemption offer from the issuer, was an increase of $335,000 from a fair value of $365,000 at December 31, 2008, and was recorded in Accumulated other comprehensive income as of March 31, 2009. In April 2009, the Company accepted the redemption offer and received $700,000 in cash for the aforementioned preferred shares and recorded a gain of $335,000 in Gain (loss) on investments, net in the three and six months ended June 30, 2009.

While the Company receives regular interest payments for all of the ARS that it holds, the Company does not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, the Company sells those securities in a secondary market, or the issuers redeem those ARS.

Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Three and six months ended June 30, 2009
	ARS	ARPS	Total ARS and ARPS	Preferred shares	Equity Investment	Warrants	Total
Balance at January 1, 2009	$11,741	$1,810	$13,551	$365	$—	$—	$13,916
Other-than-temporary impairment	(4,391)	(960)	(5,351)	—	—	—	(5,351)
Increase in fair value, recorded to other comprehensive income	—	—	—	335	—	—	335

Balance at March 31, 2009	7,350	850	8,200	700	—	—	$8,900
Sale of financial instruments	—	—	—	(700)	—	—	(700)

Balance at June 30, 2009	$7,350	$850	$8,200	$—	$—	$—	$8,200

	Financial assets using significant Level 3 inputs for determining fair value Three and six months ended June 30, 2008
	ARS	ARPS	Total ARS and ARPS	Preferred shares	Equity Investment	Warrants	Total
Balance at January 1, 2008	$20,905	$16,567	$37,472	$—	$2,000	$188	$39,660
Other-than-temporary impairment	—	(6,707)	(6,707)	—	—	—	(6,707)
Temporary impairment	(1,279)	—	(1,279)	—	—	—	(1,279)
Temporary impairment classified to other-than-temporary	—	251	251	—	—	—	251

Balance at March 31, 2008	19,626	10,111	29,737	—	2,000	188	31,925
Other-than-temporary impairment	(2,331)	(2,031)	(4,362)	—	—	—	(4,362)
Temporary impairment classified to other-than-temporary	1,804	—	1,804	—	—	—	1,804

Balance at June 30, 2008	$19,099	$8,080	$27,179	$—	$2,000	$188	$29,367

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

The Company held warrants to purchase shares in a privately-held company that had a carrying value of zero ($0) as of December 31, 2008 and June 30, 2009. The Company considers the warrants to be derivatives, and follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on investments in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company did not record any changes to the fair value of those warrants in the three or six months ended June 30, 2009 and 2008.

The Company held an equity investment in a privately-held company that had a carrying value of zero ($0) as of December 31, 2008 and June 30, 2009. The Company assesses its investment in that privately-held company for impairment in accordance with FSP FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the SEC’s Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. The Company did not record any changes to the fair value of that equity investment in the three or six months ended June 30, 2009 and 2008.

In the three and six months ended June 30, 2009 and 2008, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents and available-for-sale investments. The Company’s management considers the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities to approximate fair values primarily due to their short-term nature.

3. Goodwill

During the three months ended March 31, 2009, the Company’s market capitalization declined to a level lower than the book value of Stockholders’ equity, and the Company concluded that there was sufficient indication to require an interim impairment analysis of the Company’s goodwill as of March 31, 2009. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company uses a two-step process to test for goodwill impairment. The first step of the goodwill impairment test is a comparison of the fair value of the Company’s reporting unit or units to its or their carrying value. The Company is deemed to be a single reporting unit for impairment analysis purposes. The Company determines the fair market value of its reporting unit based on an analysis that includes its market capitalization, discounted projected future cash flows, and comparative market multiples. Based on the results of that goodwill impairment analysis, the Company concluded that the carrying amount of the goodwill did not exceed its fair value and goodwill was not considered to be impaired as of March 31, 2009, and the second step of the goodwill impairment test was not considered necessary. During the three months ended June 30, 2009, there were no indicators of potential impairment of goodwill and the Company did not perform a test of goodwill impairment during the three months ended June 30, 2009.

4. Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to the Employee Stock Purchase Plan (“ESPP”), in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Systems and network operations	$105	$446	$314	$813
Product development	9	1,047	322	1,640
Sales and marketing	85	1,038	449	1,891
General and administrative	1,190	1,643	2,355	2,857

Total	$1,389	$4,174	$3,440	$7,201

Excluded from the amounts for the three and six months ended June 30, 2009 and 2008 are the following amounts of stock-based compensation included in restructuring, resulting from equity awards held by terminated employees, capitalized as part of internal-use software, and classified as discontinued operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Restructuring	$—	$—	$—	$60
Internal-use software	32	54	109	437
Discontinued operations – directory business	—	7	—	52
Discontinued operations – mobile business	—	77	—	89

Total	$32	$138	$109	$638

To estimate the compensation expense that was recognized under SFAS No. 123(R), Share-Based Payment, for the three and six months ended June 30, 2009 and 2008, the Company used the fair value at date of grant for restricted stock units and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its stock option grants and ESPP incentive plans:

	Employee stock option plans				Employee stock purchase plan
	Three months ended June 30,		Six months ended June 30,		Three and Six months ended June 30,
	2009	2008	2009	2008	2009	2008
Risk-free interest rate	1.29%	2.19%	1.29%	2.46%	1.16%	3.78%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	52%	47%	51%	47%	62%	63%
Expected life	2.9 years	2.8 years	3.2 years	2.8 years	6 months	6 months

5. Net Income (Loss) Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding, basic	35,044	34,334	34,949	34,316
Dilutive stock options and warrants	25	421	—	312

Weighted average common shares outstanding, diluted	35,069	34,755	34,949	34,628

Antidilutive stock option, restricted stock unit, and warrant equivalents excluded from dilutive share calculation	1,365	433	1,301	560
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	5,911	4,931	5,416	5,178

6. Commitments and Contingencies

The Company’s contractual commitments associated with its purchase commitments and capital and operating lease obligations did not change materially from the commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Litigation

On December 17, 2008, Anne D. Manos filed a lawsuit against current officers and directors of the Company, as well as nominal defendant InfoSpace, in the Superior Court of the State of Washington in and for King County (“Court”). Plaintiff purports to bring the lawsuit derivatively on behalf of the Company, seeking to invalidate and recover payments made to the defendant officers and directors pursuant to a compensation program established by the Company’s board of directors. Specifically, plaintiff alleges that the defendant officers and directors breached their fiduciary duties and duties of loyalty by approving such compensation program, which was designed to offset the diminution in value to InfoSpace employees’ and board members’ options that occurred as a result of the cash distributions to stockholders. On February 11, 2009, Ms. Manos filed a First Amended Complaint that is substantively identical to her original complaint, adding only James N. Mercer as co-plaintiff. On March 20, 2009, InfoSpace filed a motion to dismiss the First Amended Complaint based on plaintiffs’ failure to make the requisite pre-filing demand on the Company’s board of directors. On July 1, 2009, following complete briefing and oral argument, the Court denied InfoSpace’s motion to dismiss. On July 21, 2009, the parties submitted a stipulation to the Court that would stay this lawsuit for ninety (90) days so that a Special Litigation Committee of InfoSpace’s board of directors can investigate and evaluate plaintiffs’ claims. The Court has not yet entered this stipulation as an order. The trial date is currently set for June 7, 2010. The complaint is derivative in nature and does not seek monetary damages from the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law.

The Company operated its ringtone business under licensing agreements with various music publishers, including Warner/Chappell Music, Inc. Following the Company’s sale of its ringtone business, Warner/Chappell Music and two related entities, WB Music Corp. and Warner-Tamerlane Publishing Corp., asserted claims against the Company for supposedly improper use of their copyrighted musical compositions. In January 2009, WB Music Corp. and Warner-Tamerlane Publishing Corp. filed a Complaint for Copyright Infringement against the Company and two of the Company’s alleged subsidiaries in the U.S. District Court for the Central District of California. The Complaint, which the plaintiffs have not yet served, seeks unspecified actual and/or statutory damages for the supposed unauthorized use of at least 26 compositions. The Company is currently investigating the allegations. To date, the Company believes that the plaintiffs’ claims are frivolous and that the Company has meritorious defenses to the claims asserted. In addition, in April 2008, Warner Chappell Music filed a Complaint for Breach of Contract against the Company and two of the Company’s alleged subsidiaries in which it claims that the Company owes it not less than $750,000 under the parties’ agreements. The Company believes this action likewise lacks merit and that the Company has defenses to the claims asserted. The Company has filed counterclaims against Warner Chappell Music and filed cross-claims against the auditor hired by Warner Chappell Music. The parties mediated their disputes and continue to work toward a settlement. The resolution of this matter is not expected to have a material adverse effect on the Company’s business or results of operations. There is no guarantee that the disputes between the parties will in fact be resolved through settlement. Moreover, because litigation is inherently uncertain, the Company may not prevail if these matters are fully litigated, and there can be no assurance that there will not be material adverse financial consequences for the Company resulting from these matters.

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

Other

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, partners, and other parties. The Company has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims made against certain parties. It is not possible to determine the potential amount for which the Company could be held liable under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded a liability related to such indemnification provisions, and does not expect them to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company periodically enters into agreements that require minimum performance commitments. The Company believes that the likelihood is remote that any such arrangements will have a significant adverse effect on its financial position or liquidity. Accordingly, the Company has not recorded a liability related to these contingencies.

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

The Company recorded an income tax expense of $82,000 and $283,000 for the three and six months ended June 30, 2009, respectively. The Company recorded an income tax benefit of $577,000 and $395,000 for the three and six months ended June 30, 2008, respectively. Income tax expense or benefit for each period included U.S. federal tax, state and foreign taxes, and income taxes for the three and six months ended June 30, 2009 and 2008 differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and applying a valuation allowance against deferred tax assets arising during the period.

During the three and six months ended June 30, 2009, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

8. Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted the provisions of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, issued by the FASB in April 2009, which provides more guidance when the volume and level of activity for the asset or liability has significantly decreased. The Company’s adoption of the provisions of FSP FAS 157-4 did not have a material effect on its financial position, cash flows, or results of operations.

Effective April 1, 2009, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1, Disclosures About Fair Value of Financial Instruments, amending SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion (“APB”) 28, Interim Financial Reporting, issued by the FASB in April 2009, which requires disclosures about the fair value of financial instruments in interim reporting periods. The Company’s adoption of the provisions of FSP FAS 107-1 and APB 28-1 did not have a material effect on its financial position, cash flows, or results of operations.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which became the source for all authoritative GAAP effective for the Company on July 1, 2009. This change will only affect how the Company refers to guidance and will not have any effect on the Company’s financial position, cash flows, or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events and became effective for the Company for the three months ended June 30, 2009. SFAS No. 165 is not expected to have any effect on the Company’s financial position, cash flows, or results of operations.

9. Subsequent Events

The Company has evaluated the impact of subsequent events on the accompanying Unaudited Condensed Consolidated Financial Statements through the time of filing this Quarterly Report on Form 10-Q on August 5, 2009.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to statements regarding:

•	new and future products and services;

•	our future business plans and growth strategy, including plans to reduce or expand specific operations;

•	our expected sources of revenue;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	our strategic initiatives;

•	seasonality of revenue and concentration of revenue sources;

•	the anticipated benefits from the business and technologies we have acquired, or invested in, or may acquire or invest in;

•	the anticipated development or acquisition of intellectual property and resulting benefits;

•	the anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	employee hiring and retention, including anticipated reductions in force and headcount;

•	the future payment of dividends;

•	anticipated revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs, and ability to raise capital;

•	the condition of our cash investments and any income derived therefrom;

•	the current or future state of financial or credit markets; and

•	potential liability from contractual relationships.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements, and prospects, and those of the Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors” and elsewhere in this report.

Overview

InfoSpace, Inc. (“InfoSpace”, “our” or “we”) is a developer of search tools and technologies that assist consumers with finding content and information on the Internet. We use our metasearch technology to power our own branded Web properties and provide online search services to distribution partners.

We offer search services that enable Internet users to locate information, merchants, individuals, and products online. We offer search services through our Web properties, such as Dogpile.com, WebCrawler.com, InfoSpace.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have an office in Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

Until the fourth quarter of 2007, InfoSpace was comprised of three businesses: online search, online directory, and mobile. We sold our online directory business and mobile services business in the fourth quarter of 2007, and had previously exited other portions of our mobile business during 2007. In December 2007, as a result of the sales of those businesses, we committed to a plan to make operational changes to our business, which included a reduction in our workforce and, as part of the workforce reduction, consolidation of our facilities. Following the sale of our mobile and directory businesses, our revenues are derived almost exclusively from providing online search services.

We generate revenues primarily from our Web search services when an end user of our services clicks on a paid search link displayed on one of our owned and operated Web properties or displayed on a distribution partner’s Web property. We receive paid search links for display as part of our search services from certain content providers, whom we refer to as our customers. In addition to revenues from search services, we earn other services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

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

Similar to the revenues earned on our owned and operated properties, revenues from distribution partners are dependent upon growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. We have experienced steady growth in revenues from our search services offered through the Web properties of distribution partners, which has been a result of increasing revenues generated by our existing partners and the launch of new partners. In recent periods, our customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us has adversely affected revenues from certain of our distribution partners. In an effort to drive quality traffic to our customers, we continue to invest in product development to expand our online search services offered to our distribution partners.

Engineering, operations, and product management personnel remain paramount to our ability to deliver high quality online search services as well as enhance our current technology and grow our product offerings. As such, we expect to continue to invest in our workforce and increase our research and development operations. Additionally, we may use our cash and short-term and long-term available-for-sale investments to acquire businesses and other assets.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is located at www.infospaceinc.com. We make available on that site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (the “SEC”). The filings can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Revenue Sources

Revenues are recognized in the period in which a paid click occurs and are based on the amounts earned and remitted to us by our customers for such clicks. In addition, we earn revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

Our customers are primarily search content providers. Google and Yahoo! each accounted for more than 10% of our revenues in the three months ended June 30, 2009 and June 30, 2008 and jointly accounted for 95% or more of our revenues in such periods, and we expect this concentration to continue in the foreseeable future. As such, if either of these customers reduce or eliminate the services they provide to us or our distribution partners, or if either of these customers are unwilling to pay us amounts that they owe us, our financial results may materially suffer.

Our main customer agreements are with Google and Yahoo! and both agreements expire in 2011. Each agreement may be renewed only upon mutual written agreement of the parties to the respective agreement. Through our Google and Yahoo! agreements, we receive certain search products and services from each party, including both non-paid and paid search links for display on our Web properties and the Web properties of our distribution partners. Both Google and Yahoo! reserve certain rights of approval over the use and distribution of their respective search products and services, and have requirements and guidelines regarding such use and distribution. If we or our search distribution partners fail to meet the requirements and guidelines promulgated under these customer agreements, Google and Yahoo! each have certain rights under the agreements to suspend or terminate our or our distribution partners’ use and distribution of such customer’s search products and services, and in the event of certain violations, to terminate their agreement with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines, and both Google and Yahoo! may modify certain requirements and guidelines of their agreement with us pursuant to the terms of such agreement.

Google and Yahoo! each make certain representations and warranties to us in each agreement regarding their search products and services, and we make certain representations and warranties in each agreement regarding our use and distribution of their search products and services. The agreements also provide for various indemnification obligations of the parties with respect to the content and services of each party, and our distribution partners’ use and distribution of Google and Yahoo!’s search products and services.

Overview of Second Quarter 2009 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2009. A more detailed discussion, comparing our operating results for the three and six months ended June 30, 2009 and 2008, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues from continuing operations for the three months ended June 30, 2009 increased to $43.8 million from $38.3 million in the three months ended June 30, 2008. This increase was due to an increase in revenue from search results delivered through new and existing distribution partners partially offset by a decrease in revenue from our owned and operated properties. Revenues from owned and operated properties for the three months ended June 30, 2009 decreased due to a decrease in average fees per paid click that our customers share with us partially offset by an increase in paid click volume on our owned and operated properties over the three months ended June 30, 2008. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and an increase in the proportion of revenues derived from our direct marketing initiatives on our owned and operated properties. Average fees paid per click for revenues derived through our direct marketing initiatives historically have been lower than the average fees per paid click for other revenues generated on our owned and operated Web properties. During the three month periods ended June 30, 2009 and 2008, 71% and 63% of our online search revenues came from our search distribution partners, respectively.

Content and distribution costs from continuing operations for the three months ended June 30, 2009 increased to $24.3 million from $18.1 million in the three months ended June 30, 2008, primarily due to increases in revenue from search results delivered through certain of our distribution partners.

Other operating expenses from continuing operations for the three months ended June 30, 2009 were $17.3 million, a decrease from $18.4 million in the three months ended June 30, 2008. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, and depreciation and amortization of intangible assets, and exclude restructuring and other, net. The decrease in other operating expenses from continuing operations in the three months ended June 30, 2009 from the three months ended June 30, 2008 was primarily attributable to a decrease in stock-based compensation expenses due to a reduction in our employee workforce, partially offset by increases in legal services expenses, legal settlement expenses, and marketing expenses associated with our owned and operated properties.

In the three months ended June 30, 2009, we recorded a gain on investments of $335,000 related to the April 2009 sale of investments that we held at March 31, 2009. In the three months ended June 30, 2008, we recorded a loss on investments of $4.4 million on our auction rate securities investments.

Other income, net for the three months ended June 30, 2009 was $466,000, as compared to $2.7 million in the three months ended June 30, 2008. The decrease was attributable to a decrease in interest income as a result of a decline in interest rates and income related to the resolution of a gain contingency recorded in the three months ended June 30, 2008. Additionally, we recorded an income tax expense from continuing operations of $82,000 in the three months ended June 30, 2009, as compared to a benefit of $577,000 in the same period in 2008.

We did not record any revenues, operating results, or gains or losses from discontinued operations for the three months ended June 30, 2009. We recorded a loss from discontinued operations of $821,000 in the three months ended June 30, 2008, and the gain on the sale of discontinued operations was $43,000 for the three months ended June 30, 2008.

Net income for the three months ended June 30, 2009 was $2.9 million compared to $1.9 million in the three months ended June 30, 2008. The increase in net income was primarily attributable to the items noted above.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

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

Effective April 1, 2009, we adopted FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which requires other-than-temporary impairments for a debt security to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. That noncredit loss component of the other-than-temporary impairment may be classified in other comprehensive income only if we concluded that we did not intend to sell the security and also concluded that it is more likely than not that we would not be required to sell the security before the security recovers its value. If those conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, we were required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. We determined that none of the other-than-temporary impairment charges previously recognized as of April 1, 2009 were attributable to noncredit losses, and did not reclassify any previously recognized other-than-temporary impairment losses from accumulated deficit to accumulated other comprehensive income.

We own two types of auction rate securities (“ARS”). The first type of ARS is collateralized by what was investment-grade corporate debt and prime-rated mortgage-backed debt when we purchased them, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. We originally paid $21.4 million for our holdings of this type of ARS, and determined their fair values to be an aggregate $7.4 million at June 30, 2009 by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default, the fair value of the collateral and secondary market information. Considerable judgment was used in weighting the variables for determining fair value. Those models relied upon certain unobservable inputs, including our estimate of the holding periods, ranging from 6 to 28 years for the ARS trusts and from 16 to 42 years for the monoline insurers, the annual discount rates applied to future cash flows, which we primarily based on the historical credit default swap rates for comparable ARS trust entities and monoline insurance companies, ranging from 5% to 33% in excess of the London Interbank Offered Rate (“LIBOR”) for the ARS trusts and from 25% to 44% for the monoline insurers, and our estimate of the probabilities of ARS trust default, ranging from 0% to 50%.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral or ARS trust by the ARS issuer, we or the ARS trust are entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). For the remaining ARPS which have a fair value above zero ($0), for which we originally paid $7.0 million, there was a single issuer, and we determined their fair values to be an aggregate $850,000 at June 30, 2009 by using discounted cash flow models for the ARPS trust payments, weighted by our estimated probability of trust default. The models relied upon certain unobservable inputs, including our estimate of the holding periods, which was 40 years, the annual discount rate applied to future cash flows, which was primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 9% to 12% in excess of LIBOR, our estimate of the probabilities of trust default, which was 0%, and the recent sale of preferred shares which replaced certain of our ARPS, as discussed below. Considerable judgment was used in weighting the variables for determining fair value.

Separately, in 2008, an issuer of certain of our ARPS terminated the ARPS trusts and issued us non-cumulative perpetual preferred shares in the ARPS issuer. We originally paid $7.0 million for those ARPS, and the fair value of the preferred shares at March 31, 2009 was $700,000, which was primarily based on a redemption offer from the issuer, and was an increase of $335,000 from a fair value of $365,000 at December 31, 2008. The increase in fair value was recorded to other comprehensive income in the three months ended March 31, 2009. In April 2009, we accepted the redemption offer and received $700,000 in cash for the aforementioned preferred shares and recorded $335,000 in gain on investments in the three months ended June 30, 2009.

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

During the three months ended March 31, 2009, our market capitalization declined to an amount lower than the book value of our stockholders’ equity. This was a triggering event that required us to perform tests for impairment of our goodwill with a measurement date of March 31, 2009. We use a two-step process to test for goodwill impairment. The first step of the goodwill impairment test is a comparison of the fair value of our reporting unit or units to its or their respective carrying value. Our Company is deemed to be a single reporting unit for our impairment analysis. We determined the fair value of our reporting unit based on discounted projected future cash flows, which used a range of discount rates for estimated costs of capital for comparable companies and comparative market multiples. Based on the results of this goodwill impairment analysis, we concluded that the carrying amount of the goodwill did not exceed its fair value, and goodwill was not considered to be impaired as of March 31, 2009 and the second step of the goodwill impairment test was not considered necessary. During the three months ended June 30, 2009, there were no indicators of potential impairment of goodwill and we did not perform a test of goodwill impairment. In future periods, we will continue to evaluate our market capitalization and stockholders’ equity, as well as other factors such as the business climate and business relationships, to determine if a triggering event has occurred.

Historical Results of Operations

For the three months ended June 30, 2009, our net income was $2.9 million. We have incurred net losses on an annual basis for all but three of the years since our inception. Additionally, we have incurred a net loss for the year to date and as of June 30, 2009, had an accumulated deficit of $1.0 billion.

Results of Operations for the Three and Six months ended June 30, 2009 and 2008

Revenues. We receive revenues from our customers when an end user of our Web search services clicks on a paid search link that is provided by a customer and displayed on our Web property or displayed on the Web property of a distribution partner. Revenues are recognized in the period in which a paid click occurs and are based on the amounts earned and remitted to us by our customers for such clicks. In addition, we earn services revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services. Revenues for the three and six months ended June 30, 2009 and 2008 are presented below (amounts in thousands):

	Three months ended June 30,		Change from 2008	Six months ended June 30,		Change from 2008
	2009	2008		2009	2008
Revenues	$43,763	$38,328	$5,435	$82,833	$80,510	$2,323

The increase in revenues for online search services for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 is primarily due to an increase in revenue from search results delivered through certain of our distribution partners partially offset by a decrease in revenues from our owned and operated properties. For the three and six months ended June 30, 2009, revenues from owned and operated properties were lower than during the three and six months ended June 30, 2008 due to a decrease in the average fees per paid click that our customers share with us, partially offset by an increase in paid click volume on our owned and operated properties. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and an increase in the proportion of revenues derived from our marketing initiatives on our owned and operated properties. Average fees per paid click for revenues derived through our direct marketing initiatives historically have been lower than the average fees per paid click for other revenues generated on our owned and operated properties. During the three months ended June 30, 2009 and 2008, 71% and 63% of our revenues came from our search distribution partners, respectively. During the six months ended June 30, 2009 and 2008, 70% and 66% of our revenues came from our search distribution partners, respectively.

Seasonality

Our search services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our content and distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three months ended June 30,		Change from 2008	Six months ended June 30,		Change from 2008
	2009	2008		2009	2008
Content and Distribution Expenses	$24,309	$18,062	$6,247	$44,686	$39,854	$4,832
Percent of Revenues	55.6%	47.1%	8.5%	53.9%	49.5%	4.4%

The increase in search content and distribution expenses for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 is primarily due to an increase in revenue shared with our distribution partners from search results delivered through those distribution partners. We anticipate that our search content and distribution expenses will increase in absolute dollars if revenues increase through growth from existing arrangements with our search distribution partners or we add new search distribution partners. If search revenue generated from our distribution partners increases at a greater rate than revenues generated from our own Web sites, content and distribution expenses as a percentage of revenue will increase. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenues for the foreseeable future.

Systems and Network Operations Expenses. Systems and network operations expenses are associated with the delivery, maintenance and support of our services, data management and infrastructure, including personnel expenses, which include salaries, benefits, and other employee related costs, stock-based compensation expense, and costs for temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three months ended June 30,		Change from 2008	Six months ended June 30,		Change from 2008
	2009	2008		2009	2008
Systems and Network Operations Expenses	$2,369	$2,774	$(405)	$4,790	$5,216	$(426)
Percent of Revenues	5.4%	7.2%	-1.8%	5.8%	6.5%	-0.7%

Systems and network operations expenses decreased by $405,000 and $426,000 to $2.4 million and $4.8 million for the three and six months ended June 30, 2009, respectively, as compared to $2.8 million and $5.2 million for the three and six months ended June 30, 2008, respectively. The absolute dollar decrease for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily due to a decrease of $341,000 and $499,000 in stock-based compensation expense, respectively.

Product Development Expenses. Product development expenses consist principally of personnel expenses, which include salaries, stock-based compensation expense, benefits, and other employee related costs, and temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three months ended June 30,		Change from 2008	Six months ended June 30,		Change from 2008
	2009	2008		2009	2008
Product Development Expenses	$1,603	$2,929	$(1,326)	$3,009	$5,138	$(2,129)
Percent of Revenues	3.7%	7.6%	-3.9%	3.6%	6.4%	-2.8%

Product development expenses decreased by $1.3 million to $1.6 million for the three months ended June 30, 2009, as compared to $2.9 million for the three months ended June 30, 2008. The absolute dollar decrease for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to a decrease in stock-based compensation expense of $1.0 million and a decrease in expense for professional service fees of $270,000 for the three months ended June 30, 2009.

Product development expenses decreased by $2.1 million to $3.0 million for the six months ended June 30, 2009, as compared to $5.1 million for the six months ended June 30, 2008. The absolute dollar decrease for the six months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to a decrease in stock-based compensation expense of $1.3 million, a decrease in expense for professional service fees of $552,000, and a decrease in personnel related expenses, including employee salaries, of $410,000 for the six months ended June 30, 2009.

Product development costs may not be consistent with revenue trends because they represent key costs to develop and enhance our product offerings.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of marketing expenses associated with our owned and operated properties, consisting of agency fees, brand promotion expense, market research expense and online direct marketing expense associated with traffic acquisition, and personnel costs, which include salaries, stock-based compensation expense, benefits, and other employee related costs, and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three months ended June 30,		Change from 2008	Six months ended June 30,		Change from 2008
	2009	2008		2009	2008
Sales and Marketing Expenses	$5,139	$6,041	$(902)	$12,082	$9,830	$2,252
Percent of Revenues	11.7%	15.8%	-4.1%	14.6%	12.2%	2.4%

Sales and marketing expenses decreased by $902,000 to $5.1 million for the three months ended June 30, 2009, as compared to $6.0 million for the three months ended June 30, 2008. The absolute dollar decrease for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily attributable to a decrease of $953,000 in stock-based compensation expense and a decrease in personnel related expenses, including employee salaries, of $567,000. These decreases were partially offset by an increase in advertising and marketing expense associated with our owned and operated properties of $590,000 for the three months ended June 30, 2009.

Sales and marketing expenses increased by $2.3 million to $12.1 million for the six months ended June 30, 2009, as compared to $9.8 million for the six months ended June 30, 2008. The absolute dollar increase for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily attributable to an increase of $3.5 million in advertising and marketing expense associated with our owned and operated properties and an increase in employee separation costs of $476,000. These increases were partially offset by a decrease in stock-based compensation expense of $1.4 million and a decrease in personnel related expenses, including employee salaries, of $644,000 for the six months ended June 30, 2009.

We expect to continue to invest in marketing initiatives to promote search services on our branded Web properties.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, which include salaries, benefits, and other employee related costs, stock-based compensation expense, professional service fees, which include legal fees, audit fees, SEC compliance costs, certain legal settlements, occupancy and general office expenses, corporate development, and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three months ended June 30,		Change from 2008	Six months ended June 30,		Change from 2008
	2009	2008		2009	2008
General and Administrative Expenses	$6,366	$4,960	$1,406	$12,568	$12,682	$(114)
Percent of Revenues	14.6%	12.9%	1.7%	15.2%	15.8%	-0.6%

General and administrative expenses increased by $1.4 million to $6.4 million for the three months ended June 30, 2009, as compared to $5.0 million for the three months ended June 30, 2008. The absolute dollar increase for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily attributable to an increase in legal services expenses of $1.3 million and an increase in expenses related to legal settlements of $901,000. These increases were partially offset by decreases in stock-based compensation expense of $453,000 and personnel related expenses, including employee salaries, of $377,000.

General and administrative expenses decreased by $114,000 to $12.6 million for the six months ended June 30, 2009, as compared to $12.7 million for the six months ended June 30, 2008. The absolute dollar decrease for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily attributable to decreases in personnel related expenses, including employee salaries, of $1.9 million and stock-based compensation expense of $502,000. The decreases were partially offset by an increase in legal services expenses of $2.0 million and an increase in expenses related to legal settlements of $901,000.

Depreciation and Amortization. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Amortization of definite-lived intangible assets includes amortization of core technology. Depreciation and amortization increased to $1.8 million and $3.6 million for the three and six months ended June 30, 2009, respectively, compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2008, respectively. This increase was primarily due to equipment purchased for the new data centers that we placed into service late in 2008.

Gain (Loss) on Investments, Net. In the three months ended June 30, 2009, we recorded a gain on investments of $335,000 on the sale of an investment. In the six months ended June 30, 2009, we recorded a loss on investments, net of $5.0 million. In the three and six months ended June 30, 2008, we recorded a loss on investments of $4.4 million and $11.1 million, respectively. The losses consisted of other-than-temporary impairments related to our illiquid ARS.

Other Income, Net. Other income, net for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands):

	Three months ended June 30,		Change from 2008	Six months ended June 30,		Change from 2008
	2009	2008		2009	2008
Interest income	$711	$1,640	$(929)	$1,742	$4,270	$(2,528)
Gain contingency resolution	—	1,124	(1,124)	—	1,124	(1,124)
Foreign currency exchange loss	(19)	(110)	91	(56)	(496)	440
Loss on disposal of fixed assets	(226)	—	(226)	(613)	(1)	(612)

Other income, net	$466	$2,654	$(2,188)	$1,073	$4,897	$(3,824)

The decrease in interest income is primarily attributable to a decrease in interest rates.

Income Tax Benefit (Expense). We recorded an income tax expense of $82,000 and $283,000 for the three and six months ended June 30, 2009, respectively. We recorded an income tax benefit of $577,000 and $395,000 for the three and six months ended June 30, 2008, respectively. For each period, the income tax expense or benefit included U.S. federal tax, state and foreign taxes, and income taxes for the three and six months ended June 30, 2009 and 2008 differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and applying a valuation allowance against deferred tax assets arising during the period.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and marketable investments of $208.3 million, consisting of cash and cash equivalents of $64.2 million, available-for-sale short-term investments of $135.9 million, and available-for-sale long-term investments of $8.2 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

Our obligations under capital and operating lease agreements and other purchase commitments have not changed materially from those commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Flows

Net cash provided by operating activities consists of net loss offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009	2008
Net cash provided (used) by operating activities from continuing operations	$9,943	$(27,373)
Net cash provided by investing activities	4,137	4,914
Net cash provided (used) by financing activities	159	(298,944)
Net cash used by discontinued operations	—	(15,299)

Net increase (decrease) in cash and cash equivalents	$14,239	$(336,702)

Net cash provided by operating activities was $9.9 million for the six months ended June 30, 2009, consisting of adjustments not affecting cash flows provided by operating activities of $12.9 million, primarily consisting of the loss on investments, net, depreciation and amortization, stock-based compensation expense, and loss on disposal of fixed assets as well as changes in our operating assets and liabilities of $5.1 million, consisting of increases in accrued expense and other current and long-term liabilities and decreases in other long-term assets. These increases were partially offset by our net loss of $2.2 million and cash used by changes in our operating assets and liabilities of $5.9 million consisting of increases in accounts receivable, notes and other receivables, and prepaid expenses and other current assets and a decrease in accounts payable.

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

Net cash provided by investing activities totaled $4.1 million for the six months ended June 30, 2009, primarily consisting of a net decrease in investments of $5.6 million, proceeds from the sale of assets of $320,000, and a net decrease in other long-term assets. These increases in cash were partially offset by purchases of property and equipment of $1.4 million and an acquisition for $395,000.

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

Net cash provided by financing activities totaled $159,000 in the six months ended June 30, 2009, and primarily consisted of the cash proceeds of $252,000 from sales of shares through our employee stock purchase plan partially offset by repayment of capital lease obligations.

Net cash used by financing activities totaled $298.9 million in the six months ended June 30, 2008, and primarily consisted of the $299.1 million special dividend paid to stockholders in January 2008. Partially offsetting this decrease was cash proceeds of $234,000 from the exercise of stock options and from sales of shares through our employee stock purchase plan.

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

We believe that existing cash balances, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products, or technologies that complement our business from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, as further discussed below, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors relating to the Company, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Illiquid Investments

The $8.2 million of ARS that we held at June 30, 2009 began failing to trade at auctions in August 2007 and have continued to fail as of June 30, 2009 due to insufficient bids from buyers. These investments cannot be converted into cash in the foreseeable future, therefore we consider them illiquid as of June 30, 2009 and we have classified them as long-term investments. The global financial markets experienced unusual and significant distress during 2008 and that distress may continue for the duration of 2009 and possibly longer, which may continue to impair our ability to liquidate the ARS that we hold.

Based on our ability to access our cash and short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the lack of liquidity of those investments will affect our ability to operate our businesses in the ordinary course.

Acquisition

On May 22, 2009, we acquired the membership interests of F-Four, LLC and the assets of its subsidiary, a provider of search engine optimization analytics software, for $1.3 million in stock and cash.

Stock Repurchase Program

On June 16, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. We did not purchase any shares under this plan prior to its expiration in June 2009.

On June 8, 2007, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock over the succeeding twelve months. We did not purchase any shares under this plan prior to its expiration in June 2008.

Recent Accounting Pronouncements

Effective April 1, 2009, we adopted the provisions of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, issued by the FASB in April 2009, which provides more guidance when the volume and level of activity for the asset or liability has significantly decreased. Our adoption of the provisions of FSP FAS 157-4 did not have a material effect on our financial position, cash flows, or results of operations.

Effective April 1, 2009, we adopted the provisions of FSP FAS 107-1 and APB 28-1, Disclosures About Fair Value of Financial Instruments, amending SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion (“APB”) 28, Interim Financial Reporting, issued by the FASB in April 2009, which requires disclosures about the fair value of financial instruments in interim reporting periods. Our adoption of the provisions of FSP FAS 107-1 and APB 28-1 did not have a material effect on our financial position, cash flows, or results of operations.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which became the source for all authoritative GAAP effective for the Company on July 1, 2009. This change will only affect how we refer to guidance and will not have any effect on our financial position, cash flows, or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events and became effective for us for the three months ended June 30, 2009. SFAS No. 165 is not expected to have any effect on our financial position, cash flows, or results of operations.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission. See also the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Quarterly Report on Form 10-Q for additional discussions of our market risks.

Item 4. —Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Google and Yahoo! jointly accounted for over 95% of our online search revenues in the second and first quarters of 2009 and each accounted for more than 10% of our revenues in the same periods. Our principal agreements with these customers expire in 2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers is unwilling to pay us amounts that it owes us, or disputes amounts it owes us or has paid to us, our financial results would materially suffer.

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

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search services. We generated approximately 49% and 46% of our online search revenues through relationships with our top ten distribution partners for the second and first quarters of 2009, respectively. We cannot assure you that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that we compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

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

In the fourth quarter of 2007, we completed the sale of our online directory business to Idearc Inc. and the sale of our mobile services business to Motricity, Inc. This significantly reduced the size of our business and our revenues, and our business model now centers on our online search services. There can be no assurance that our focus on online search will produce acceptable results. If we are not successful in operating under this new business model, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for our products and services, and other factors described in this section, and may have a material negative impact on our financial results.

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

As of December 31, 2008, we had federal net operating loss (“NOL”) carryforwards of approximately $800 million that will expire over a twelve to twenty year period. However, if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under certain conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of the Company’s common stock over a three year rolling period. There can be no assurance that such change will not occur. In June 2009, our stockholders adopted a proposal to amend our certificate of incorporation to implement a reclassification of our common stock in order to impose certain limited transfer restrictions on the stock to preserve our NOLs. We expect that this amendment to our certificate of incorporation will assist us in preserving our NOLs. However, there can be no assurance that this amendment is sufficient to prevent a change of ownership under Section 382 of the Internal Revenue Code and preserve our NOLs.

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

We have incurred net losses on an annual basis for all but three of the years since our inception, and we incurred a net loss in the first quarter of 2009. As of June 30, 2009, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

Our financial results are likely to continue to fluctuate, which could cause our stock price to continue to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Several factors could cause our quarterly results to fluctuate materially, including:

•	the loss of key customers or the effects of changes to their requirements or guidelines or their measurement of the quality of traffic we send to their advertiser network;

•	changes or potential changes in our relationships with our key customers;

•	the loss, termination or reduction in scope of key distribution relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services, marketing and new distribution channels;

•	our ability to attract and retain quality traffic;

•	the economic downturn that may lead to lower online advertising spend by advertisers, resulting in lower monetization rates for paid search;

•	cash distributions to our stockholders or stock repurchases;

•	additional restructuring charges we may incur in the future;

•	litigation expense, including settlement;

•	variable demand for our products and services, including seasonal fluctuations, rapidly evolving technologies and markets and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers or our distribution partners;

•	increases in the costs or availability of content for our products and services;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities (“ARS”) and preferred shares into which some of the ARS have converted. We purchased the ARS that we hold at June 30, 2009, including those that have converted into preferred stock, for $33.4 million.

The ARS have failed to trade at auctions due to insufficient bids from buyers, and some of those ARS have been converted to preferred stock issued by the ARS issuer. In the second quarter of 2009, we sold preferred shares for $700,000, which we originally purchased as ARS for $7.0 million. While we now earn a premium interest rate on those ARS that failed to settle in the auction process, those investments cannot be quickly converted into cash and were considered illiquid as of June 30, 2009. We determined that the fair value of the ARS was $8.2 million and the fair value of the preferred stock that we still hold was zero ($0) at June 30, 2009, and we recorded other-than-temporary impairment charges to those investments of an aggregate zero ($0) and $5.4 million in the second and first quarters of 2009, respectively. If the issuers of such investments are unable to successfully close future auctions or their credit ratings deteriorate, the fair value of those investments may continue to decline and we may record further impairment charges. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest or dividends and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone our business plans or find alternative financing for such business plans, if available.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On July 31, 2009, the closing price of our common stock was $7.32. Our stock price could decline or be subject to wide fluctuations in response to factors such as the other risks discussed in this section and the following, among others:

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

A significant part of our growth strategy involves identifying, acquiring and successfully integrating technologies and businesses, and our financial and operating results will suffer if we are unsuccessful in acquiring desired technologies and businesses or integrating them.

We have acquired a number of technologies and businesses in the past and an important component of our strategy for future growth is to identify, acquire and successfully integrate new technologies and businesses into InfoSpace. The Targets for acquisition may not be complementary to our current operations and they may not leverage existing infrastructure or operational experience. Further, competition for acquisitions of technologies and businesses has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms.

Further, acquisitions may involve the use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities or amortization expenses related to certain intangible assets. However, there can be no assurance that any such financing, if needed, will be available with acceptable terms or at all in light of the current market and other factors.

Additionally, there can be no assurance that such acquisitions will prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Acquisitions also involve numerous risks that could materially and adversely affect our results of operations or stock price, including:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of acquired companies that result in unanticipated costs, delays or allocation of resources;

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

In particular, integration of an acquired technology or business is complex, time consuming and expensive. The successful integration of an acquisition requires, among other things, that we retain key personnel; maintain and support preexisting supplier, distribution and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulties of integrating an acquired technology or business. If our integration of acquired technologies or businesses is not successful, we may experience adverse financial or competitive effects.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2009, we completed the acquisition of F-Four, LLC by a merger transaction. In connection with the acquisition, we paid an aggregate consideration of 229,624 shares of our common stock in exchange for all of the issued and outstanding membership interests of F-Four. In connection with such sale of our common stock, we relied upon the exemption from registration provided by Section  4(2) the Securities Act of 1933, as amended.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 11, 2009, and adjourned to, and concluded on, June 4, 2009. The matters voted upon at the June 4, 2009 meeting and information on the voting with respect to such matters are as follows:

1.	To elect three Class I directors to serve for the ensuing class term and until their successors are duly elected.

Nominee	Shares Voted For	Votes Withheld
John E. Cunningham, IV	28,780,098	3,488,731
Lewis M. Taffer	21,776,247	10,492,582
William J. Ruckelshaus	30,901,040	1,367,789

2.	Proposal to adopt a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to reclassify the Company’s existing common stock into new shares of common stock that provide for limitations on the transferability of the common stock in certain circumstances.

Shares Voted
For	17,829,419
Against	7,395,759
Abstain	21,970
Broker Non-Votes	7,021,680

3.	To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for InfoSpace for the fiscal year ending December 31, 2009:

Shares Voted
For	31,269,368
Against	937,096
Abstain	62,362

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

10.1(1)	Eleventh Amendment to Office Lease, made and entered into as of April 23, 2009, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.2*	Employment Agreement effective as of July 20, 2009 between InfoSpace, Inc. and Alesia Pinney

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant on May 7, 2009.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By:	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2009

INDEX TO EXHIBITS

10.1(1)	Eleventh Amendment to Office Lease, made and entered into as of April 23, 2009, by and between InfoSpace, Inc. and WA—Three Bellevue Center, L.L.C. for office space located at 601 108th Avenue N.E., Bellevue, Washington

10.2*	Employment Agreement effective as of July 20, 2009 between InfoSpace, Inc. and Alesia Pinney

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant on May 7, 2009.
*	Indicates a management contract or compensatory plan or arrangement.