Form 10-Q
period 2009-09-30
INFOSPACE INC
filed 2009-11-03
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, Par Value $.0001	35,377,521

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months ended September 30, 2009 and 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2009 and 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Overview	13

	Results of Operations for the Three and Nine months ended September 30, 2009 and 2008	17

	Liquidity and Capital Resources	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signature		36

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$93,250	$49,936
Short-term investments, available-for-sale	112,695	141,592
Accounts receivable, net of allowance of $29 and $32	21,661	15,423
Notes and other receivables	3,891	1,349
Prepaid expenses and other current assets	2,193	1,767

Total current assets	233,690	210,067
Property and equipment, net	13,650	18,078
Long-term investments, available-for-sale	8,200	13,916
Goodwill and other intangible assets, net	45,319	44,123
Other long-term assets	4,431	4,949

Total assets	$305,290	$291,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,620	$6,518
Accrued expenses and other current liabilities	27,920	19,707
Liabilities of discontinued operations	—	1,109

Total current liabilities	34,540	27,334
Other long-term liabilities	1,663	1,475

Total liabilities	36,203	28,809
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, par value $.0001 – authorized, 900,000,000 shares; issued and outstanding 35,345,642 and 34,796,010 shares	4	3
Additional paid-in capital	1,300,457	1,292,360
Accumulated deficit	(1,032,918)	(1,032,579)
Accumulated other comprehensive income	1,544	2,540

Total stockholders’ equity	269,087	262,324

Total liabilities and stockholders’ equity	$305,290	$291,133

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended September 30 ,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$54,356	$39,469	$137,189	$119,979

Operating expenses:
Content and distribution	34,016	18,265	78,702	58,119
Systems and network operations	2,430	3,238	7,220	8,454
Product development	1,207	2,757	4,216	7,895
Sales and marketing	6,694	6,882	18,776	16,712
General and administrative	6,884	5,940	19,452	18,622
Depreciation and amortization of other intangible assets	1,818	2,160	5,440	5,378
Restructuring and other, net	—	(9)	—	(1,880)

Total operating expenses	53,049	39,233	133,806	113,300

Operating income	1,307	236	3,383	6,679

Loss on investments, net	—	(11,046)	(5,016)	(22,115)
Other income, net	472	1,458	1,545	6,355

Income (loss) from continuing operations before income taxes	1,779	(9,352)	(88)	(9,081)
Income tax benefit (expense)	32	(548)	(251)	(153)

Income (loss) from continuing operations	1,811	(9,900)	(339)	(9,234)
Loss from discontinued operations, net of taxes	—	(12)	—	(1,323)
Loss on sale of discontinued operations, net of taxes	—	(13)	—	(208)

Net income (loss)	$1,811	$(9,925)	$(339)	$(10,765)

Income (loss) per share – Basic
Income (loss) from continuing operations	$0.05	$(0.29)	$(0.01)	$(0.27)
Loss from discontinued operations	—	(0.00)	—	(0.04)
Loss on sale of discontinued operations	—	(0.00)	—	(0.00)

Net income (loss) per share	$0.05	$(0.29)	$(0.01)	$(0.31)

Weighted average shares outstanding used in computing basic income (loss) per share	35,035	34,479	34,945	34,371

Income (loss) per share – Diluted
Income (loss) from continuing operations	$0.05	$(0.29)	$(0.01)	$(0.27)
Loss from discontinued operations	—	(0.00)	—	(0.04)
Loss on sale of discontinued operations	—	(0.00)	—	(0.00)

Net income (loss) per share	$0.05	$(0.29)	$(0.01)	$(0.31)

Weighted average shares outstanding used in computing diluted income (loss) per share	35,766	34,479	34,945	34,371

Comprehensive income (loss)
Net income (loss)	$1,811	$(9,925)	$(339)	$(10,765)
Foreign currency translation adjustment	(5)	(110)	(99)	4
Unrealized loss on investments, available-for-sale, net	(269)	(49)	(748)	(1,382)
Reclassification adjustment for other-than-temporary losses (gains) on investments, available-for-sale, included in net loss	—	—	(335)	2,055
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	—	186	—

Comprehensive income (loss)	$1,537	$(10,084)	$(1,335)	$(10,088)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net loss	$(339)	$(10,765)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss from discontinued operations	—	1,323
Loss on sale of discontinued operations	—	208
Loss on investments, net	5,016	22,115
Stock-based compensation	7,374	11,384
Depreciation and amortization	5,440	5,378
Deferred income taxes	186	(1,423)
Net gain on sale of non-core assets	—	(1,897)
Loss on disposals of property and equipment	635	—
Other	228	34
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(6,234)	2,025
Notes and other receivables	(3,042)	5,927
Prepaid expenses and other current assets	(426)	(145)
Other long-term assets	359	3,278
Accounts payable	144	(464)
Accrued expenses and other current and long-term liabilities	6,984	(58,554)

Net cash provided (used) by operating activities	16,325	(21,576)

Investing activities:
Business acquisition, net of cash acquired	(395)	—
Purchases of property and equipment	(1,654)	(10,672)
Other long-term assets	159	(1,003)
Proceeds from the sales of assets	611	2,313
Proceeds from sales and maturities of investments	75,600	43,980
Purchases of investments	(47,317)	(17,984)

Net cash provided by investing activities	27,004	16,634

Financing activities:
Special dividend paid	—	(299,146)
Proceeds from stock option exercises	6	16
Proceeds from issuance of stock through employee stock purchase plan	399	438
Repayment of capital lease obligation	(420)	(96)

Net cash used by financing activities	(15)	(298,788)

Discontinued operations:
Net cash used by operating activities attributable to discontinued operations	—	(15,361)

Net increase (decrease) in cash and cash equivalents	43,314	(319,091)

Cash and cash equivalents:
Beginning of period	49,936	498,326

End of period	$93,250	$179,235

Non cash items:
Purchases of property and equipment under capital lease	$—	$1,601
Purchase transactions:
Stock issued	$809	$—
Net liabilities assumed	(56)	—

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

The Company’s chief executive officer, who is its chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by disaggregated information for certain measures. This information is used for purposes of allocating resources and evaluating financial performance. The Company’s operations are not organized into components below the consolidated unit level, and operating results are not reported to the chief executive officer for components below the consolidated unit level. Accordingly, the Company’s management considers InfoSpace to be in a single reporting segment structure.

In 2007, the Company sold its directory and mobile businesses. The operating results of the directory and mobile businesses have been presented as discontinued operations for 2008 in the accompanying Unaudited Condensed Consolidated Financial Statements. For the mobile business, the Company recorded income of $60,000, including income tax benefit, and a gain on the sale of discontinued operations of $5,000 in the three months ended September 30, 2008. For the mobile business, the Company recorded a loss of $1.5 million, net of income tax benefit, and a loss on the sale of discontinued operations of $256,000 in the nine months ended September 30, 2008. For the directory business, the Company recorded a loss of $72,000, including income tax expense, and a loss on the sale of discontinued operations of $18,000 in the three months ended September 30, 2008. For the directory business, the Company recorded income of $128,000, net of income tax expense, and a gain on the sale of discontinued operations of $48,000, in the nine months ended September 30, 2008.

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

Results of operations in the three and nine months ended September 30, 2009 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

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

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Fair Value Measurements

The Company uses Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, issued by the Financial Accounting Standards Board (“FASB”), for measuring its financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value for the purposes of GAAP, and expands required disclosures about fair value measurements. ASC 820-10-20, Fair Value Measurements and Disclosure – Definitions, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2009	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$75,760	$75,760	$—	$—
Available-for-sale securities	120,895	112,695	—	8,200

	$196,655	$188,455	$—	$8,200

The Company’s available-for-sale securities include $8.2 million of auction rate securities (“ARS”), which are classified as long-term, in the Level 3 category within the input hierarchy, because there are significant unobservable inputs associated with those investments. The Company’s ARS are floating rate securities with either long-term maturities or no maturity date, which are marketed by financial institution trustees with auction reset dates primarily at 28-day intervals to provide short-term liquidity, and pay either fixed interest rates or variable interest rates of 200 basis points above the London Interbank Offered Rate (“LIBOR”). Beginning in August 2007, auctions for the ARS that the Company held at September 30, 2009 began to fail due to insufficient bids from buyers which usually resulted in higher interest rates being earned on those securities. The Company did not recognize any Loss on investments, net during the three months ended September 30, 2009 and recognized a loss of $9.0 million during the three months ended September 30, 2008. The Company recognized a loss of $5.0 million and $20.0 million in Loss on investments, net in the nine months ended September 30, 2009 and 2008, respectively.

The Company owns two types of ARS. The first type of ARS is collateralized by what was investment-grade corporate debt and prime-rated mortgage-backed debt when purchased, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. The Company originally paid $21.4 million for its holdings of this type of ARS, and determined the fair values by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default, the fair value of the collateral and secondary market information. Considerable judgment was used in weighting the variables for determining fair value. Those models relied upon certain unobservable inputs, including an estimate of the holding periods, ranging from 6 to 28 years for the ARS trusts and from 15 to 41 years for the monoline insurers, the annual discount rates applied to future cash flows, which the Company primarily based on the historical credit default swap rates for comparable ARS trust entities and monoline insurance companies, ranging from 2% to 18% in excess of LIBOR for the ARS trusts and from 30% to 89% for the monoline insurers, an estimate of the probabilities of ARS trust default, ranging from 0% to 50%. During the three months ended September 30, 2009, the trustee of an ARS that the Company owns permanently suspended auctions of that ARS, and the interest rate paid until maturity was fixed at a rate of 2.3%. The Company applied that 2.3% interest rate to all collateralized ARS that it holds, due to the estimated probability that the auctions would be suspended for all collateralized ARS.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral or ARS trust by the ARS issuer, the Company or ARS trust is entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). The Company originally paid $12.0 million for the ARPS that it held at September 30, 2009. In 2008, an issuer of one of the Company’s ARPS liquidated the collateral and replaced it with non-cumulative perpetual preferred shares in the ARPS issuer, and has not and may not ever issue a dividend. The Company originally paid $5.0 million for that ARPS, and the fair value of the preferred shares at September 30, 2009 was zero ($0), and in April 2009, the ARPS issuer terminated the ARPS trust and issued the Company perpetual preferred shares in the issuer to replace the ARPS. The Company paid $7.0 million for the remaining ARPS that the Company held at September 30, 2009, there was a single issuer, and the fair values were determined to be an aggregate $850,000 at September 30, 2009 by using discounted cash flow models for the ARPS trust payments, weighted by an estimated probability of trust default. The models relied upon certain unobservable inputs, including an estimate of the holding periods, which was 40 years, the annual discount rate applied to future cash flows, which was primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 6% to 7% in excess of LIBOR, an estimate of the probabilities of trust default, which was 0%, and the recent sale of preferred shares which replaced certain of the Company’s ARPS, as discussed below. Considerable judgment was used in weighting the variables for determining fair value.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, an issuer of certain of the Company’s ARPS terminated the ARPS trusts and issued the Company non-cumulative perpetual preferred shares in the ARPS issuer. The Company originally paid $7.0 million for those ARPS, and the fair value of the preferred shares at March 31, 2009 was $700,000, which was primarily based on a redemption offer from the issuer, was an increase of $335,000 from a fair value of $365,000 at December 31, 2008, and was recorded in Accumulated other comprehensive income as of March 31, 2009. In April 2009, the Company accepted the redemption offer and received $700,000 in cash for the aforementioned preferred shares and recorded a gain of $335,000 in Loss on investments, net in the nine months ended September 30, 2009.

While the Company receives regular interest payments for all of the ARS that it holds, excluding the preferred shares, the Company does not expect to be able to receive the principal amounts until one or more of the following events occur: future auctions of those ARS are successful, the Company sells those securities in a secondary market, or the issuers redeem those ARS.

Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Three and nine months ended September 30, 2009
	ARS	ARPS	Total ARS and ARPS	Preferred shares	Equity Investment	Warrants	Total
Balance at January 1, 2009	$11,741	$1,810	$13,551	$365	$—	$—	$13,916
Other-than-temporary impairment	(4,391)	(960)	(5,351)	—	—	—	(5,351)
Increase in fair value, recorded to other comprehensive income	—	—	—	335	—	—	335
Sale of financial instruments	—	—	—	(700)	—	—	(700)

Balance at June 30 and September 30, 2009	$7,350	$850	$8,200	$—	$—	$—	$8,200

	Financial assets using significant Level 3 inputs for determining fair value Three and nine months ended September 30, 2008
	ARS	ARPS	Total ARS and ARPS	Preferred shares	Equity Investment	Warrants	Total
Balance at January 1, 2008	$20,905	$16,567	$37,472	$—	$2,000	$188	$39,660
Other-than-temporary impairment	(2,331)	(8,738)	(11,069)	—	—	—	(11,069)
Temporary impairment	(1,279)	—	(1,279)	—	—	—	(1,279)
Temporary impairment classified to other-than-temporary	1,804	251	2,055	—	—	—	2,055

Balance at June 30, 2008	19,099	8,080	27,179	—	2,000	188	29,367
Other-than-temporary impairment	(5,955)	(2,997)	(8,952)	—	(2,000)	(94)	(11,046)

Balance at September 30, 2008	$13,144	$5,083	$18,227	$—	$—	$94	$18,321

The Company reviews the impairments of its available-for-sale investments in accordance with the provisions of ASC
320-10-35, Subsequent Measurement of Investments – Debt and Equity Securities. The Company classifies the impairment of any individual ARS as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company held warrants to purchase shares in a privately-held company that had a carrying value of zero ($0) as of December 31, 2008 and September 30, 2009. The Company considers the warrants to be derivatives, and follows ASC 815, Derivatives and Hedging, which requires that all derivatives be carried at fair value. The Company accounts for all derivatives by recognizing the changes in their fair values as gains or losses on investments in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In the three and nine months ended September 30, 2008, the Company recorded a charge of $94,000 related to those warrants in Loss on investments, net in the accompanying unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), reducing the carrying value of those warrants to $94,000. The Company did not record any changes to the fair value of those warrants in the three or nine months ended September 30, 2009.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company held an equity investment in a privately-held company that had a carrying value of zero ($0) as of December 31, 2008 and September 30, 2009. The Company assesses its investment in that privately-held company for impairment in accordance with ASC 320-10-35. In the three and nine months ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $2.0 million, reducing the carrying value of its investment in that privately-held company to zero ($0). The Company did not record any changes to the fair value of that equity investment in the three or nine months ended September 30, 2009.

In the three and nine months ended September 30, 2009 and 2008, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents and available-for-sale investments. The Company’s management considers the carrying values of accounts receivable, notes and other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities to approximate fair values primarily due to their short-term nature.

3. Goodwill

During the three months ended March 31, 2009, the Company’s market capitalization declined to a level lower than the book value of Stockholders’ equity, and the Company concluded that there was sufficient indication to require an interim impairment analysis of the Company’s goodwill as of March 31, 2009. Pursuant to the provisions of ASC 350, Intangibles – Goodwill and Other, the Company uses a two-step process to test for goodwill impairment. The first step of the goodwill impairment test is a comparison of the fair value of the Company’s reporting unit or units to its or their carrying value. The Company is deemed to be a single reporting unit for impairment analysis purposes. The Company determines the fair market value of its reporting unit based on an analysis that includes its market capitalization, discounted projected future cash flows, and comparative market multiples. Based on the results of that goodwill impairment analysis, the Company concluded that the carrying amount of the goodwill did not exceed its fair value and goodwill was not considered to be impaired as of March 31, 2009. Accordingly, the second step of the goodwill impairment test was not considered necessary. During the three months ended June 30, 2009 and September 30, 2009, there were no indicators of potential impairment of goodwill.

4. Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to the Company’s Employee Stock Purchase Plan (“ESPP”), in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Systems and network operations	$238	$494	$552	$1,307
Product development	435	1,080	757	2,720
Sales and marketing	974	1,074	1,423	2,965
General and administrative	2,287	1,535	4,642	4,392

Total	$3,934	$4,183	$7,374	$11,384

Excluded from the amounts in the three and nine months ended September 30, 2009 and 2008 are the following amounts of stock-based compensation included in restructuring, resulting from equity awards held by terminated employees, capitalized as part of internal-use software, and classified as discontinued operations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Restructuring	$—	$—	$—	$60
Internal-use software	104	115	213	552
Discontinued operations – directory business	—	—	—	52
Discontinued operations – mobile business	—	—	—	89

Total	$104	$115	$213	$753

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To determine the compensation expense that was recognized with respect to restricted stock units and stock options under ASC 718, Compensation – Stock Compensation, in the three and nine months ended September 30, 2009 and 2008, the Company used the fair value at date of grant for restricted stock units and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its stock option grants:

	Employee stock option plans
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.72%	—	1.33%	2.46%
Expected dividend yield	0%	—	0%	0%
Expected volatility	51%	—	51%	47%
Expected life	3.2 years	—	3.2 years	2.8 years

No stock options were granted during the three months ended September 30, 2008.

To determine the compensation expense that was recognized with respect to the ESPP under ASC 718 in the three and nine months ended September 30, 2009 and 2008, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for its ESPP incentive plans:

	Employee stock purchase plan
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	0.36%	2.01%	1.01%	2.53%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	63%	39%	62%	60%
Expected life	6 months	6 months	6 months	6 months

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding, basic	35,035	34,479	34,945	34,371
Dilutive stock options, restricted stock units, and warrants	731	—	—	—

Weighted average common shares outstanding, diluted	35,766	34,479	34,945	34,371

Antidilutive stock options, restricted stock units, and warrant equivalents excluded from dilutive share calculation	1,564	1,222	2,147	989
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	5,228	4,007	5,353	4,788

6. Commitments and Contingencies

The Company’s contractual commitments associated with its purchase commitments and capital and operating lease obligations did not change materially from the commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Litigation

The Company operated its ringtone business under licensing agreements with various music publishers, including Warner/Chappell Music, Inc. Following the Company’s sale of its ringtone business, Warner/Chappell Music and two related entities, WB Music Corp. and Warner-Tamerlane Publishing Corp., asserted claims against the Company for supposedly

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improper use of their copyrighted musical compositions. The Company asserted claims against Warner/Chappell Music and an auditor hired by Warner/Chappell Music. The parties resolved this dispute in September 2009, entering into a settlement agreement releasing all claims the parties have or may have against each other. The action was dismissed on or about September 10, 2009. The settlement agreement did not have a material adverse effect on the Company’s business or results of operations and the Company does not expect that it will do so.

On December 17, 2008, Anne D. Manos filed a lawsuit against current officers and directors of the Company, as well as nominal defendant InfoSpace, in the Superior Court of the State of Washington in and for King County (“Court”). Plaintiff purports to bring the lawsuit derivatively on behalf of the Company, seeking to invalidate and recover payments made to the defendant officers and directors pursuant to a compensation program established by the Company’s board of directors. Specifically, plaintiff alleges that the defendant officers and directors breached their fiduciary duties and duties of loyalty by approving such compensation program, which was designed to offset the diminution in value to InfoSpace employees’ and board members’ options that occurred as a result of the cash distributions to stockholders. On February 11, 2009, Ms. Manos filed a First Amended Complaint that is substantively identical to her original complaint, adding only James N. Mercer as co-plaintiff. On March 20, 2009, InfoSpace filed a motion to dismiss the First Amended Complaint based on plaintiffs’ failure to make the requisite pre-filing demand on the Company’s board of directors. On July 1, 2009, following complete briefing and oral argument, the Court denied InfoSpace’s motion to dismiss. On August 4, 2009, the Court entered a stipulated order that stayed this lawsuit for ninety (90) days so that a Special Litigation Committee of InfoSpace’s board of directors can investigate and evaluate plaintiffs’ claims. The Court has not yet entered this stipulation as an order. The trial date is currently set for June 7, 2010. The complaint is derivative in nature and does not seek monetary damages from the Company. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendant current and former officers and directors pursuant to the Company’s obligations under the indemnification agreements and applicable Delaware law.

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

The Company recorded income tax benefit of $32,000 in the three months ended September 30, 2009 and income tax expense of $251,000 in the nine months ended September 30, 2009. The Company recorded income tax expense of $548,000 and $153,000 in the three and nine months ended September 30, 2008, respectively. In the three and nine months ended September 30, 2009 and 2008, income tax expense or benefit for each period included U.S. federal, state, and foreign income taxes and differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and applying a valuation allowance against deferred tax assets arising during the period.

During the three and nine months ended September 30, 2009, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

8. Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the FASB’s Accounting Standards Codification. The ASC is the single official source of authoritative GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any effect on the Company’s financial position, cash flows, or results of operations.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Subsequent Events

The Company has evaluated the impact of subsequent events on the accompanying Unaudited Condensed Consolidated Financial Statements through the time of filing this Quarterly Report on Form 10-Q. There were no material subsequent events that required recognition or disclosure except as noted below.

On October 27, 2009, the Company received a State of Washington tax refund for taxes paid during the years 2002 through 2005 resulting in a net gain of $3.3 million, which will be recorded in the Company’s statement of operations for the three months ended December 31, 2009.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. You should not rely on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify such forward-looking statements, but their absence does not mean that the statement is not forward looking. These forward-looking statements include, but are not limited to statements regarding:

•	new and future products and services;

•	our future business plans and growth strategy, including plans to reduce or expand specific operations;

•	our expected sources of revenue;

•	the expected demand for and benefits of our products and services for our customers and distribution partners;

•	our strategic initiatives;

•	seasonality of revenue and concentration of revenue sources;

•	the anticipated benefits from the business and technologies we have acquired, or invested in, or may acquire or invest in;

•	the anticipated development or acquisition of intellectual property and resulting benefits;

•	the anticipated results of potential or actual litigation;

•	our competitive environment;

•	the impact of governmental regulation;

•	employee hiring and retention, including anticipated reductions in force and headcount;

•	the future payment of dividends;

•	anticipated revenue and expenses;

•	expected impacts of changes in accounting rules;

•	use of cash, cash needs, and ability to raise capital;

•	the condition of our cash investments and any income derived therefrom;

•	the current or future state of financial or credit markets;

•	the effect of fluctuations in foreign currency; and

•	potential liability from contractual relationships.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, achievements, and prospects, and those of the Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors” and elsewhere in this report. We do not undertake any obligation to update publicly any forward-looking statements to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have offices in Palo Alto, California and Bangalore, India. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

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

Our ability to increase our online search services revenue generated through our owned and operated properties relies on growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. In recent periods, on our owned and operated properties, we have experienced an increase in paid clicks, primarily driven by our marketing initiatives, but the revenue generated through this increase has been more than offset by lower average fees per paid click from our customers.

Similar to the revenues earned on our owned and operated properties, revenues generated through the Web properties of our distribution partners are dependent upon growth in the volume of paid clicks, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. We have experienced steady growth in revenues from our search services offered through the Web properties of distribution partners, which has been a result of increasing revenues generated through the web properties of our existing partners and the launch of new partners. In recent periods, however, our customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us has adversely affected revenues generated through certain of our distribution partners’ Web properties. In an effort to drive quality traffic to our customers, we continue to invest in product development to expand and improve the quality of our online search services offered to our distribution partners.

Engineering, operations, and product management personnel remain paramount to our ability to deliver high quality online search services as well as enhance our current technology and expand our product offerings. As such, we expect to continue to invest in our workforce and increase our research and development operations. Additionally, we may use our cash and short-term and long-term available-for-sale investments to acquire businesses and other assets.

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

Revenue Sources

Our customers are primarily search content providers. Google and Yahoo! each accounted for more than 10% of our revenues for the three months ended September 30, 2009 and 2008 and jointly accounted for 95% or more of our revenues in such periods, and we expect this concentration to continue in the foreseeable future. As such, if either of these customers reduces or eliminates the services they provide to us or our distribution partners, or if either of these customers is unwilling to pay us amounts that they owe us, our financial results may materially suffer.

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

Overview of Third Quarter 2009 Operating Results

The following is an overview of our operating results for the three months ended September 30, 2009. A more detailed discussion, comparing our operating results for the three and nine months ended September 30, 2009 and 2008, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues from continuing operations for the three months ended September 30, 2009 increased to $54.4 million from $39.5 million for the three months ended September 30, 2008. This increase was due to an increase in revenue from search results delivered through new and existing distribution partners partially offset by a decrease in revenue from search results delivered through our owned and operated properties. Revenues from search results delivered through owned and operated properties for the three months ended September 30, 2009 decreased due to a decrease in average fees per paid click that our customers share with us partially offset by an increase in paid click volume on our owned and operated properties, compared to the three months ended September 30, 2008. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and an increase in the proportion of revenues derived from our direct marketing initiatives on our owned and operated properties. Average fees paid per click for revenues derived through our direct marketing initiatives historically have been lower than the average fees per paid click for other revenues generated on our owned and operated Web properties. During the three months ended September 30, 2009 and 2008, 77% and 61% of our online search revenues were generated through our search distribution partners’ Web properties, respectively. We generated approximately 47% and 36% of our online search revenues through the Web properties of our top five distribution partners for the three months ended September 30, 2009 and 2008, respectively. The Web properties of our top five distribution partners for the three months ended September 30, 2009 generated approximately 25% of our online search revenues for the three months ended September 30, 2008.

Content and distribution costs from continuing operations for the three months ended September 30, 2009 increased to $34.0 million from $18.3 million for the three months ended September 30, 2008, primarily due to increases in revenue from search results delivered through the Web properties of certain of our distribution partners.

Other operating expenses from continuing operations for the three months ended September 30, 2009 were $19.0 million, a decrease from $21.0 million for the three months ended September 30, 2008. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, and depreciation and amortization of intangible assets, and exclude restructuring and other, net. The decrease in other operating expenses from continuing operations for the three months ended September 30, 2009 from the three months ended September 30, 2008 was primarily attributable to a decrease in expenses relating to our reduced workforce, including personnel-related and contractor expenses.

For the three months ended September 30, 2009, we did not record any gain or loss on investments related to our auction rate securities or preferred shares and warrants to purchase shares in a privately held company. For the three months ended September 30, 2008, we recorded a loss on investments of $9.0 million on our auction rate securities investments and a loss on investments of $2.1 million related to preferred shares and warrants to purchase shares in a privately held company.

Other income, net for the three months ended September 30, 2009 was $472,000, as compared to $1.5 million for the three months ended September 30, 2008. The decrease was attributable to a decrease in interest income as a result of a decline in interest rates from the rates during the three months ended September 30, 2008. Additionally, we recorded an income tax benefit from continuing operations of $32,000 for the three months ended September 30, 2009, as compared to tax expense of $548,000 in the same period in 2008. The tax expense for the three months ended September 30, 2008 primarily consisted of certain non-deductible permanent differences, which did not recur in the three months ended September 30, 2009.

We did not record any revenues, operating results, or gains or losses from discontinued operations for the three months ended September 30, 2009. We recorded a loss from discontinued operations of $12,000 for the three months ended September 30, 2008, and the loss on the sale of discontinued operations was $13,000 for the three months ended September 30, 2008.

Net income for the three months ended September 30, 2009 was $1.8 million compared to a net loss of $9.9 million for the three months ended September 30, 2008. The increase in net income was primarily attributable to the items noted above.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies in 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

Fair Value Measurements

We measure the fair value of financial assets and liabilities in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, issued by the Financial Accounting Standards Board (“FASB”). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. ASC 820-10-20, Fair Value Measurements and Disclosure – Definitions, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We own two types of auction rate securities (“ARS”). The first type of ARS is collateralized by what was investment-grade corporate debt and prime-rated mortgage-backed debt when we purchased them, has a long-term maturity date, and is insured in the event of default by monoline insurance companies. We originally paid $21.4 million for our holdings of this type of ARS, and determined their fair values to be an aggregate $7.4 million at September 30, 2009 by using discounted cash flow models for both the ARS trust payments and the monoline insurer payments, weighted by the probabilities of trust default, the fair value of the collateral and secondary market information. Considerable judgment was used in weighting the variables for determining fair value. Those models relied upon certain unobservable inputs, including our estimate of the holding periods, ranging from 6 to 28 years for the ARS trusts and from 15 to 41 years for the monoline insurers, the annual discount rates applied to future cash flows, which was primarily based on the historical credit default swap rates for comparable ARS trust entities and monoline insurance companies, ranging from 2% to 18% in excess of the London Interbank Offered Rate (“LIBOR”) for the ARS trusts and from 30% to 89% for the monoline insurers, and our estimate of the probabilities of ARS trust default, ranging from 0% to 50%. During the three months ended September 30, 2009, the trustee of an ARS that we own permanently suspended auctions of that ARS, and the interest rate paid until maturity was fixed a rate of 2.3%. We applied that 2.3% interest rate to all of the collateralized ARS that we hold, due to the probability that the auctions would be suspended for all collateralized ARS.

The second type of ARS has no maturity date and, in the event of default or liquidation of the collateral or ARS trust by the ARS issuer, we or the ARS trust are entitled to receive non-convertible preferred shares in the ARS issuer; ARS of that type are also known as auction rate preferred securities (“ARPS”). For the remaining ARPS which have a fair value above zero ($0), for which we originally paid $7.0 million, there was a single issuer, and we determined their fair values to be an aggregate $850,000 at September 30, 2009 by using discounted cash flow models for the ARPS trust payments, weighted by our estimated probability of trust default. The models relied upon certain unobservable inputs, including our estimate of the holding periods, which was 40 years, the annual discount rate applied to future cash flows, which was primarily based on the historical credit default swap rates for the ARPS issuer, ranging from 6% to 7% in excess of LIBOR, our estimate of the probabilities of trust default, which was 0%, and the recent sale of preferred shares which replaced certain of our ARPS, as discussed below. Considerable judgment was used in weighting the variables for determining fair value.

For additional information see Note 2: Fair Value Measurements of the Notes to our Unaudited Condensed Consolidated Financial Statements (Item 1 of Part I of this Report).

Accounting for Goodwill

ASC 350, Intangibles – Goodwill and Other, requires that goodwill and intangible assets with indefinite lives be tested for impairment on an annual basis and between annual tests in certain circumstances. On a quarterly basis, we assess whether business conditions, including material changes in the fair value of our outstanding common stock, indicate that our goodwill may not be recoverable.

During the three months ended March 31, 2009, our market capitalization declined to an amount lower than the book value of our stockholders’ equity. This was a triggering event that required us to perform tests for impairment of our goodwill with a measurement date of March 31, 2009. We use a two-step process to test for goodwill impairment. The first step of the goodwill impairment test is a comparison of the fair value of our reporting unit or units to its or their respective carrying value. Our Company is deemed to be a single reporting unit for our impairment analysis. We determined the fair value of our reporting unit based on discounted projected future cash flows, which used a range of discount rates for estimated costs of capital for comparable companies and comparative market multiples. Based on the results of this goodwill impairment analysis, we concluded that the carrying amount of the goodwill did not exceed its fair value, and goodwill was not considered to be impaired as of March 31, 2009 and the second step of the goodwill impairment test was not considered necessary. During the three months ended June 30, 2009 and September 30, 2009, there were no indicators of potential impairment of goodwill. In future periods, we will continue to evaluate our market capitalization and stockholders’ equity, as well as other factors such as the business climate and business relationships, to determine if a triggering event has occurred.

Historical Results of Operations

For the three months ended September 30, 2009, our net income was $1.8 million. We have incurred net losses on an annual basis for all but three of the years since our inception. Additionally, we have incurred a net loss for the year to date and as of September 30, 2009, had an accumulated deficit of $1.0 billion.

Results of Operations for the Three and Nine months ended September 30, 2009 and 2008

Revenues. Revenues for the three and nine months ended September 30, 2009 and 2008 are presented below (amounts in thousands):

	Three months ended September 30,		Change from 2008	Nine months ended September 30,		Change from 2008
	2009	2008		2009	2008
Revenues	$54,356	$39,469	$14,887	$137,189	$119,979	$17,210

The increase in revenues for online search services for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 is primarily due to an increase in revenue from search results delivered through the Web properties of certain of our distribution partners partially offset by a decrease in revenues from search results delivered through our owned and operated properties. For the three and nine months ended September 30, 2009, revenues generated from search results delivered through our owned and operated properties were lower than during the three and nine months ended September 30, 2008 due to a decrease in the average fees per paid click that our customers share with us, partially offset by an increase in paid click volume on our owned and operated properties. The decrease in average fees per paid click was the result of a decrease in advertiser fees paid per click to our customers and an increase in the proportion of revenues derived from our marketing initiatives on our owned and operated properties. Average fees per paid click for revenues derived through our direct marketing initiatives historically have been lower than the average fees per paid click for other revenues generated on our owned and operated properties. During the three months ended September 30, 2009 and 2008, 77% and 61% of our revenues were generated through our search distribution partners’ Web properties, respectively. During the nine months ended September 30, 2009 and 2008, 73% and 65% of our revenues were generated through our search distribution partners’ Web properties, respectively.

Seasonality

Our search services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our content and distribution partners, as well as content and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three months ended September 30,		Change from 2008	Nine months ended September 30,		Change from 2008
	2009	2008		2009	2008
Content and Distribution Expenses	$34,016	$18,265	$15,751	$78,702	$58,119	$20,583
Percent of Revenues	62.5%	46.3%		57.4%	48.4%

The increase in search content and distribution expenses for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 is primarily due to an increase in the revenue generated through the Web properties of our distribution partners from search results delivered through those distribution partners and increases in our revenue sharing rates. We anticipate that our search content and distribution expenses will increase in absolute dollars if revenues increase through growth from existing arrangements with our search distribution partners or we add new search distribution partners. If search revenue generated through our distribution partners’ Web properties increases at a greater rate than revenues generated through our own Web sites, content and distribution expenses as a percentage of revenue will increase. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenues for the foreseeable future.

Systems and Network Operations Expenses. Systems and network operations expenses are associated with the delivery, maintenance and support of our services, data management and infrastructure, including personnel-related expenses, which include salaries, stock-based compensation expense, benefits, and other employee-related costs, costs for temporary help and contractors to augment our staffing, communication costs, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three months ended September 30,		Change from 2008	Nine months ended September 30,		Change from 2008
	2009	2008		2009	2008
Systems and Network Operations Expenses	$2,430	$3,238	$(808)	$7,220	$8,454	$(1,234)
Percent of Revenues	4.5%	8.2%		5.2%	7.1%

Systems and network operations expenses decreased by $808,000 to $2.4 million for the three months ended September 30, 2009, as compared to $3.2 million for the three months ended September 30, 2008. The absolute dollar decrease for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to a decrease of $389,000 in expense for contractors to augment our staffing and a decrease in personnel-related expenses of $303,000.

Systems and network operations expenses decreased by $1.2 million to $7.2 million for the nine months ended September 30, 2009, as compared to $8.5 million for the nine months ended September 30, 2008. The absolute dollar decrease for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to decreases of $755,000 in stock-based compensation expense and $747,000 in expense for contractors to augment our staffing.

Product Development Expenses. Product development expenses consist principally of personnel-related expenses, which include salaries, stock-based compensation expense, benefits, and other employee-related costs, costs for temporary help and contractors to augment our staffing, research, development, support and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three months ended September 30,		Change from 2008	Nine months ended September 30,		Change from 2008
	2009	2008		2009	2008
Product Development Expenses	$1,207	$2,757	$(1,550)	$4,216	$7,895	$(3,679)
Percent of Revenues	2.2%	7.0%		3.1%	6.6%

Product development expenses decreased by $1.6 million to $1.2 million for the three months ended September 30, 2009, as compared to $2.8 million for the three months ended September 30, 2008. The absolute dollar decrease for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to a decrease in personnel-related expense, excluding stock-based compensation expense, of $750,000 and a decrease in stock-based compensation expense of $644,000.

Product development expenses decreased by $3.7 million to $4.2 million for the nine months ended September 30, 2009, as compared to $7.9 million for the nine months ended September 30, 2008. The absolute dollar decrease for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to a decrease in stock-based compensation expense of $2.0 million, a decrease in personnel-related expenses, excluding stock-based compensation expense, of $1.7 million, and a decrease in professional service fees of $690,000. These decreases were partially offset by an increase in employee separation costs of $572,000.

Product development costs may not be consistent with revenue trends because they represent key costs to develop and enhance our product offerings.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of marketing expenses associated with our owned and operated properties, consisting of agency fees, brand promotion expense, market research expense and online direct marketing expense associated with traffic acquisition, personnel-related costs, which include salaries, stock-based compensation expense, benefits, and other employee-related costs, and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three months ended September 30,		Change from 2008	Nine months ended September 30,		Change from 2008
	2009	2008		2009	2008
Sales and Marketing Expenses	$6,694	$6,882	$(188)	$18,776	$16,712	$2,064
Percent of Revenues	12.3%	17.4%		13.7%	13.9%

Sales and marketing expenses decreased by $188,000 to $6.7 million for the three months ended September 30, 2009, as compared to $6.9 million for the three months ended September 30, 2008. There were no material variances between the expenses recorded for the three months ended September 30, 2009 and the three months ended September 30, 2008.

Sales and marketing expenses increased by $2.1 million to $18.8 million for the nine months ended September 30, 2009, as compared to $16.7 million for the nine months ended September 30, 2008. The absolute dollar increase for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to an increase of $3.7 million in advertising and marketing expense associated with our owned and operated properties, an increase in employee separation costs of $598,000, and an increase in expense for contractors to augment our staffing of $337,000. These increases were partially offset by a decrease in stock-based compensation expense of $1.5 million and a decrease in personnel-related expenses, excluding stock-based compensation expense, of $1.0 million.

We expect to continue to invest in marketing initiatives to promote search services on our branded Web properties.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, which include salaries, benefits, and other employee-related costs, stock-based compensation expense, professional service fees, which include legal, tax, and audit fees, certain legal settlements, occupancy and general office expenses, taxes, licenses, and insurance expenses, corporate development costs, and management expenses. General and administrative expenses in total dollars (in thousands) and as a percent of total revenues for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three months ended September 30,		Change from 2008	Nine months ended September 30,		Change from 2008
	2009	2008		2009	2008
General and Administrative Expenses	$6,884	$5,940	$944	$19,452	$18,622	$830
Percent of Revenues	12.7%	15.0%		14.2%	15.5%

General and administrative expenses increased by $944,000 to $6.9 million for the three months ended September 30, 2009, as compared to $5.9 million for the three months ended September 30, 2008. The absolute dollar increase for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily attributable to increases in stock-based compensation expense of $751,000, legal fees of $476,000, and employee separation costs of $354,000. These increases were partially offset by decreases in professional service fees of $351,000.

General and administrative expenses increased by $830,000 to $19.5 million for the nine months ended September 30, 2009, as compared to $18.6 million for the nine months ended September 30, 2008. The absolute dollar increase for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to increases in legal fees of $2.6 million, expenses related to legal settlements of $935,000, and employee separation costs of $702,000. The increases were partially offset by decreases in personnel-related expenses of $2.1 million and taxes, licenses, and insurance expenses of $443,000.

Depreciation and Amortization of Other Intangible Assets. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Amortization of definite-lived intangible assets includes amortization of core technology. Depreciation and amortization decreased to $1.8 million for the three months ended September 30, 2009 compared to $2.2 million for the three months ended September 30, 2008. Depreciation and amortization remained flat at $5.4 million for the nine months ended September 30, 2009 and 2008. This decrease for the three months ended September 30, 2009 was primarily due to disposals of property and equipment earlier in 2009.

Loss on Investments, Net. For the three months ended September 30, 2009, we did not record any gain or loss on investments. For the nine months ended September 30, 2009, we recorded a loss on investments, net of $5.0 million consisting of other-than-temporary impairments related to our illiquid ARS. For the three and nine months ended September 30, 2008, we recorded a loss on investments of $11.0 million and $22.1 million, respectively, which primarily consisted of $9.0 million and $20.0 million recorded for the three and nine months ended September 30, 2008, respectively, of other-than-temporary impairments related to our illiquid ARS. In addition, for the three and nine months ended September 30, 2008, we recorded a charge of $2.1 million to reduce the carrying value of certain equity investments in a privately held company.

Other Income, Net. Other income, net for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands):

	Three months ended September 30,		Change from 2008	Nine months ended September 30,		Change from 2008
	2009	2008		2009	2008
Interest income	$495	$1,537	$(1,042)	$2,237	$5,807	$(3,570)
Gain contingency resolution	—	—	—	—	1,124	(1,124)
Foreign currency exchange gain (loss)	(1)	(94)	93	(57)	(590)	533
Gain (loss) on disposal of fixed assets	(22)	15	(37)	(635)	14	(649)

Other income, net	$472	$1,458	$(986)	$1,545	$6,355	$(4,810)

The decrease in interest income is primarily attributable to a decrease in interest rates.

Income Tax Benefit (Expense). We recorded income tax benefit of $32,000 and income tax expense of $251,000 for the three and nine months ended September 30, 2009, respectively. We recorded income tax expense of $548,000 and $153,000 for the three and nine months ended September 30, 2008, respectively. The tax expense for the three months ended September 30, 2008 primarily consisted of certain non-deductible permanent differences, which did not recur in the three months ended September 30, 2009. For each period, the income tax expense or benefit included U.S. federal, state, and foreign income taxes. For each period, the expense or benefit differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and applying a valuation allowance against deferred tax assets arising during the period.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and marketable investments of $214.1 million, consisting of cash and cash equivalents of $93.2 million, available-for-sale short-term investments of $112.7 million, and available-for-sale long-term investments of $8.2 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

Commitments and Pledged Funds

Our obligations under capital and operating lease agreements and other purchase commitments have not changed materially from those commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Flows

Net cash provided by operating activities consists of net loss offset by certain adjustments not affecting current period cash flows, and the effect of changes in our operating assets and liabilities. Our net cash flows are comprised of the following for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
	2009	2008
Net cash provided (used) by operating activities from continuing operations	$16,325	$(21,576)
Net cash provided by investing activities	27,004	16,634
Net cash used by financing activities	(15)	(298,788)
Net cash used by discontinued operations	—	(15,361)

Net increase (decrease) in cash and cash equivalents	$43,314	$(319,091)

Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2009. The reconciliation of our net loss to operating cash flow consisted of adjustments provided by operating activities of $18.9 million, primarily consisting of stock-based compensation expense, depreciation and amortization, loss on investments, net, and loss on disposal of property and equipment as well as changes in our operating assets and liabilities of $7.5 million, primarily consisting of increases in accrued expense and other current and long-term liabilities and decreases in other long-term assets. These increases were partially offset by cash used by changes in our operating assets and liabilities of $9.7 million consisting of increases in accounts receivable, notes and other receivables, and prepaid expenses and other current assets and our net loss of $339,000.

Net cash used by operating activities was $21.6 million for the nine months ended September 30, 2008. The reconciliation of our net loss to operating cash flow consisted of cash used by changes in our operating assets and liabilities of $59.2 million consisting of a decrease in accrued expenses and other current liabilities which primarily resulted from payments of employee expenses related to the $299.1 million special dividend paid on January 8, 2008 and employee separation payments, a decrease in accounts payable and increases in prepaid expenses and other current assets, our net loss of $10.8 million, and adjustments not affecting cash flows used by operating activities of $3.3 million related to the gain on sale of certain non-core assets and deferred income taxes. Partially offsetting these decreases were adjustments provided by operating activities of $40.4 million, primarily consisting of loss on investments, net, stock-based compensation expense, depreciation, loss from discontinued operations, and loss on the sale of discontinued operations and changes in our operating assets and liabilities of $11.2 million, consisting of decreases in notes and other receivables, other long-term assets, and accounts receivable.

Net cash provided by investing activities totaled $27.0 million for the nine months ended September 30, 2009, primarily consisting of a net decrease in investments of $28.3 million and proceeds from the sale of assets of $611,000. These increases in cash were partially offset by purchases of property and equipment of $1.7 million and a business acquisition for $395,000.

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

Net cash used by financing activities totaled $15,000 for the nine months ended September 30, 2009 and consisted of our repayment of capital lease obligations of $420,000 partially offset by the cash proceeds of $405,000 from exercise of stock options and sales of shares through our employee stock purchase plan.

Net cash used by financing activities totaled $298.8 million for the nine months ended September 30, 2008 and primarily consisted of the $299.1 million special dividend paid to shareholders in January 2008. Partially offsetting this decrease were cash proceeds of $454,000 from the exercise of stock options and from sales of shares through our employee stock purchase plan.

Net cash used by discontinued operations totaled $15.4 million for the nine months ended September 30, 2008, primarily consisting of cash used by decreases in liabilities net of operating assets of discontinued operations of $14.0 million and the loss from discontinued operations of $1.3 million.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. We may use a portion of our cash for acquisitions, special dividends, or for common stock repurchases.

We believe that existing cash balances, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying assumed levels of revenues and expenses may not prove to be accurate. Our anticipated cash needs exclude any payments for pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products, or technologies that complement our business from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, as further discussed below, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors relating to the Company, as well as factors beyond our control, including weakness in the economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Illiquid Investments

The $8.2 million of ARS that we held at September 30, 2009 began failing to trade at auctions in August 2007 and have continued to fail as of September 30, 2009 due to insufficient bids from buyers. We believe the markets are illiquid at September 30, 2009 and thus have classified them as long-term investments. The global financial markets experienced unusual and significant distress during 2008 and that distress may continue for the duration of 2009 and possibly longer, which may continue to impair our ability to liquidate the ARS that we hold.

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

Recent Accounting Pronouncements

In the third quarter of 2009, we adopted the FASB’s Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative generally accepted accounting principles, other than guidance issued by the SEC. The adoption of the ASC did not have any effect on our financial position, cash flows, or results of operations.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission. See also the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Item 2 of Part I of this Quarterly Report on Form 10-Q for additional discussions of our market risks.

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

We acquire rights to content from numerous third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain relationships with these customers and enter into new relationships with other customers. We derive a substantial portion of our revenues from continuing online search operations from a small number of customers. We expect that concentration will continue in the foreseeable future. Google and Yahoo! jointly accounted for over 95% of our online search revenues in the third, second, and first quarters of 2009 and each accounted for more than 10% of our revenues in the same periods. Our principal agreements with these customers expire in 2011. Also, our customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in such competitors not renewing their agreements with us on favorable terms. If any of our top customers significantly reduces or eliminates the content it provides to us under our existing contracts, or we are unable to renew the contracts on favorable terms, or any of these customers is unwilling to pay us amounts that it owes us, or disputes amounts it owes us or has paid to us, our financial results would materially suffer.

Failure by us or our search distribution partners to comply with the requirements and guidelines imposed by our customers relating to the use or distribution of content may require us to modify, terminate or not enter into certain distribution relationships, may cause the customer to terminate its agreement with us, and may expose us to liability.

If our search distribution partners or we fail to meet the requirements and guidelines promulgated by our customers, we may not be able to continue to use such customers’ content or provide the content to such distribution partners, we may be liable to such customers for certain damages they may suffer, and such customers may terminate their agreements with us or they may reduce or not pay our fees. Such requirements and guidelines relate to various matters regarding the use and distribution of the customers’ content, and our customers have modified their requirements and guidelines from time to time, and may do so in the future. Such modifications may restrict or limit our ability to provide content through our Web properties or the Web properties of our distribution partners affected by such modifications, which may have a material and adverse effect on our financial results. In the past, certain of our customers had notified us that we were not in compliance with respect to our use of their content or the redistribution of their content by our distribution partners. Although we have been able to cure such breaches, there can be no assurance that if we breach our agreements in the future we will be able to cure the breach. Our agreements with some of our major customers, including Google and Yahoo!, give such customers the ability to terminate their agreements with us immediately in the case of breaches of certain provisions of the agreements with such customers, regardless of whether such breaches could be cured. From time to time, we have agreed to pay distribution partners in advance of collecting fees from our customers. If a material customer reduces or does not pay us for these fees, we may be unable to recoup the amounts paid in advance from the distribution partner, which could have a material negative effect on our operating results.

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

We rely on our relationships with online search distribution partners, including internet service providers, Web portals and software application providers, for distribution of our online search services. We generated approximately 47%, 37%, and 33% of our online search revenues through relationships with our top five distribution partners for the third, second, and first quarters of 2009, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh the cost of the relationships. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from others that we compete with or replace the products and services that we provide. Also, many of our distribution partners are developing companies with limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are not able to maintain our relationships with our distribution partners, our financial results would be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2010 and 2011. Such agreements may be terminated or may not be renewed or replaced on favorable terms, which could adversely impact our financial results. We anticipate that our content and distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenues grow and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms. In addition, competition continues for quality consumer traffic in the online search market. Recently, we have experienced increased competition from our content providers, whom we refer to as customers, seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. Any difficulties that we experience with maintaining or strengthening our business relationships with our major distribution partners could have an adverse effect on our financial results.

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

Although we and our customers have in place certain systems to assist with the detection of invalid clicks, these systems may not detect all such invalid click activity, including new types of invalid click activity that may appear. From time to time, some of our customers may notify us that poor quality traffic may be originating from one of our distribution partner’s Web properties. Although the poor quality traffic may be due to factors other than invalid click activity, if we are unable to resolve or determine what factor may be creating the poor quality traffic, we may terminate our agreement with such distribution partner or stop providing content to such distribution partner’s Web property from the customer that notified us of such traffic in an attempt to maintain the confidence of our customer and their advertisers in the overall quality of our traffic.

Restructuring and streamlining our business, including implementing reductions in workforce, discretionary spending, and other expense reductions, may harm our business.

We have in the past and may in the future find it advisable to streamline operations and reduce expenses, including, without limitation, such measures as reductions in our workforce or discretionary spending, as well as other steps to reduce expenses. Effecting any restructuring or streamlining places significant strains on management, our employees, and our operational, financial, and other resources. In addition, such actions could impair our development, marketing, sales and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation and other effects from such restructuring and streamlining. Such effects from restructuring and streamlining could have a negative impact on our financial results.

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

If there is change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards may be severely limited or potentially eliminated; even if such change did not occur, we may not be able to utilize the full amount of our net loss carryforwards before they expire.

As of December 31, 2008, we had federal net operating loss (“NOL”) carryforwards of approximately $800 million that will expire over a twelve to twenty year period. However, if we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under certain conditions, our annual federal NOL utilization could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of a company’s common stock over a three year rolling period. There can be no assurance that such change will not occur. In June 2009, to preserve our NOLs, our stockholders adopted a proposal to amend our certificate of incorporation to implement a reclassification of our common stock in order to impose certain limited transfer restrictions on the stock. We expect that this amendment to our certificate of incorporation will assist us in preserving our NOLs. However, there can be no assurance that this amendment will be sufficient to prevent a change of ownership under Section 382 of the Internal Revenue Code and preserve our NOLs.

If the use of this tax benefit is severely limited or eliminated by a change of ownership, or if we are unable to use it before it expires, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

In the future we may have a material weakness in our internal controls that could result in material misstatements in our financial statements in future periods and could also result in a loss of investor confidence.

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year. While our management’s assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2008, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements and the price of our stock may suffer. In 2006, as part of its evaluation of our internal control over financial reporting, our management determined that we had a material weakness in our internal control over financial reporting pertaining to our deferred income tax benefit and related income tax asset, which we believe has since been remediated. As defined in Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We strive to maintain effective internal controls over financial reporting in order to prevent and detect material misstatements in our annual and quarterly financial statements and prevent fraud. However, there can be no assurance that such efforts will be effective. If we fail to maintain effective internal controls in future periods, our financial results and stock price could be adversely affected.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis for all but three of the years since our inception, and we incurred a net loss in the first quarter of 2009. As of September 30, 2009, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including losses from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to conduct our business profitably in the future.

Our financial results are likely to continue to fluctuate, which could cause our stock price to continue to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including:

•	the loss, termination or reduction in scope of key customer relationships;

•

changes or potential changes in our relationships with our key customers, such as effects of changes to their requirements or guidelines or their measurement of the quality of traffic we send to their advertiser networks;

•	the loss, termination or reduction in scope of key distribution relationships, such as by distribution partners licensing content directly from content providers;

•	increased costs related to investments for new initiatives, including new products and services, marketing and new distribution channels;

•	our ability to attract and retain quality traffic;

•	the economic downturn that may lead to lower online advertising spend by advertisers, resulting in lower monetization rates for paid search;

•	cash distributions to our stockholders or stock repurchases;

•	additional restructuring charges we may incur in the future;

•	litigation expense, including settlement;

•	variable demand for our products and services, including variations caused by seasonality, rapidly evolving technologies and markets, and consumer preferences;

•	the impact on revenues or profitability of changes in pricing for our products and services;

•	the results from shifts in the mix of products and services we provide;

•	the effects of acquisitions by us, our customers, or our distribution partners;

•	our strategic initiatives and our ability to implement those initiatives;

•	increases in the costs or availability of content for our products and services;

•	the requirement to expense the fair value of our employee stock options and other equity awards;

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Included within our investment portfolio are auction rate securities (“ARS”) and preferred shares into which some of the ARS have converted. We purchased the ARS that we hold at September 30, 2009, including those that have converted into preferred stock, for $33.4 million. The ARS have failed to trade at auctions due to insufficient bids from buyers, and some of those ARS have been converted to preferred stock issued by the ARS issuer. In the second quarter of 2009, we sold preferred shares for $700,000, which we originally purchased as ARS for $7.0 million. While we now earn a premium interest rate on those ARS that failed to settle in the auction process, those investments cannot be quickly converted into cash and were considered illiquid as of September 30, 2009. We determined that the fair value of the ARS was $8.2 million and the fair value of the preferred stock that we still hold was zero ($0) at September 30, 2009, and we recorded other-than-temporary impairment charges to those investments of an aggregate zero ($0), zero ($0), and $5.4 million in the third, second, and first quarters of 2009, respectively. If the issuers of such investments are unable to successfully close future auctions or their credit ratings deteriorate, the fair value of those investments may continue to decline and we may record further impairment charges. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest or dividends and may have to further impair such investments. If we are unable to liquidate these investments when we need such liquidity for business purposes, we may need to change or postpone our business plans or find alternative financing for such business plans, if available.

If our former mobile content providers disagree with our estimate of our royalty liability due to them, it could expose us to significant liability and adversely impact our financial results.

Under our agreements with our former mobile content providers, we calculated our royalty liability based on inputs from various sources of data and have been and continue to be subject to audits by our former mobile content providers. If our former mobile content providers disagree with the royalty amounts we calculated were due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a former mobile content provider prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected mobile content provider and have an adverse effect on our financial results. Two former mobile content providers initiated law suits against us due to such type of disagreements which have since been settled and did not have a material adverse effect on the Company’s business or results of operations. It is possible that other former mobile content providers may disagree with the royalty amount due to them and initiate their own litigation, and any adverse outcomes in disputes with former mobile content providers could have a material adverse effect on our financial results.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). On October 30, 2009, the closing price of our common stock was $8.57. Our stock price could decline or be subject to wide fluctuations in response to many factors, including the other risks discussed in this section and the following, among others:

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

In the fourth quarter of 2007, we completed the sale of our online directory business to Idearc Inc. and the sale of our mobile services business to Motricity, Inc. This significantly reduced the size of our business and our revenues, and our business model now centers on our online search services. There can be no assurance that our focus on online search will produce acceptable results. If we are not successful in operating under this new business model, our financial results and stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, consumer adoption and demand for our products and services, and other factors described in this section, and may have a material negative impact on our financial results.

We operate in new and rapidly evolving markets, and our business model continues to evolve, which makes it difficult to evaluate our future prospects.

Our potential for future profitability must be considered in the light of the risks, uncertainties, and difficulties encountered by companies that are in new and rapidly evolving markets and continuing to innovate with new and unproven technologies or services, as well as undergoing significant change. Our online search services are in an industry that has undergone rapid and dramatic changes in its short history. We have also recently completed the sale of our directory and mobile services businesses. In addition to the other risks we describe in this section, some of these risks relate to our potential inability to:

•	execute our business strategy based on our new business model;

•	attract users to our owned and operated properties and retain them;

•	attract and retain distribution partners for our online search services;

•	attract and retain customers;

•	manage our growth, control expenditures and align costs with revenues;

•	effectively utilize our resources and assets, such as our technology, personnel and cash, to drive growth;

•	expand our customer base in markets in which we operate and into other markets;

•	respond quickly and appropriately to competitive developments, including:

•	rapid technological change;

•	consolidation of customers or their advertising networks;

•	alternatives to access the Internet;

•	changes in customer requirements;

•	new products introduced into our markets by our competitors; and

•	regulatory changes affecting the industries we operate in or the markets we serve both in the United States and foreign countries.

If we do not effectively address the risks we face, we may not be able to achieve and maintain consistent profitability.

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

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. We have recently experienced significant changes at our executive management level, including the appointment on February 2, 2009 of William J. Lansing as President and Chief Executive Officer, succeeding James F. Voelker, and the appointment of the other executive officers in 2008, and we may experience more changes in the future. Changes of management or key employees may cause disruption to our operations, which may materially and adversely affect our financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully and timely manage our business or achieve our business objectives. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

In light of current market conditions, the value of stock options or restricted stock units granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options, restricted stock units and other equity-based awards to recruit technology professionals and senior level employees. We have instituted a restricted stock unit program in lieu of issuing stock options to employees, other than executives and selected employees, because stock options are not currently seen as providing enough incentive to attract or retain employees. Additionally, due to the reduction in our stock price as a result of our recent dividends, most outstanding options held by employees have an exercise price significantly higher than the current market price of our stock. With respect to those employees to whom we issue options, we face a significant challenge in retaining them if the value of these stock options is either not substantial enough or so substantial that the employee leaves after their stock options have vested. If our stock price does not increase significantly above the exercise prices of our options, we may need to issue new options, in order to motivate and retain our executives; or if option programs become impracticable, we may need to issue other equity incentives or increase other forms of compensation. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

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

Other risks of doing business in international markets include the following, among others:

•	increased risks and burdens of complying with multiple, different, and often conflicting legal and regulatory standards;

•	difficulties in managing and staffing foreign operations;

•	limitations on the repatriation of funds and fluctuations of foreign exchange rates;

•	varying levels of Internet technology adoption and infrastructure;

•	reduced ability to enforce, and increased difficulty and cost of enforcing, our contracts, proprietary rights, and intellectual property rights in foreign jurisdictions; and

•	barriers to such markets, such as tariffs, adverse tax consequences, and technology export controls.

If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenues.

Our data center systems or the systems of the third-party co-location facilities in which they are located could fail or become unavailable, which could harm our reputation, result in a loss of current and potential customers and cause us to breach agreements with our partners.

In the fourth quarter of 2008, we completed the transition of data center services from a third-party provider and we now provide our own data center services from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Such systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, break-in, earthquake or similar events. We could face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. We may also be exposed to liability from those third parties to whom we provide products and services through our data centers as a result of such events. In addition, such third-party co-location facilities and data center systems use sophisticated equipment, infrastructure and software that may contain bugs or suffer outages that could interrupt service. For these reasons, if we are unable to develop, or if we or our third-party co-location facility providers are unable to successfully manage, the infrastructure necessary to meet current or future demands for reliability and scalability of our systems, it could have a material adverse effect on our operations or financial results.

If the volume of traffic to our products and services, which runs through our data centers, increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party co-location facility providers. Due to the number of our customers and the products and services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop and release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our products and application services or we fail to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

We attempt to avoid infringing known proprietary rights of third parties in our product development, marketing, and licensing efforts. However, we do not regularly conduct patent searches to determine whether the technology used in our products infringes patents held by third parties. Patent searches generally return only a fraction of the issued patents that may be deemed relevant to a particular product or service. It is therefore nearly impossible to determine, with any level of certainty, whether a particular product or service may be construed as infringing a U.S. or foreign patent. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by third parties that relate to our products. In addition, other companies, as well as research and academic institutions, have conducted research for many years in the search technology field, and this research could lead to the filing of further patent applications or affect filed applications.

If we were to discover that our products violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate such third-party rights. Any reengineering effort may not be successful, and we cannot be certain that any such licenses would be available on commercially reasonable terms if at all. Any third-party infringement claims against us could result in costly litigation or liability and be time consuming to defend, divert management’s attention and resources, cause product and service delays or require us to enter into royalty and licensing agreements.

We rely heavily on our technology and intellectual property, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, thus weakening our competitive position and negatively impacting our financial results.

To protect our rights in our products, services, and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, and confidentiality agreements with employees and third parties and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, services or technology, or obtain and use information, marks or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, we could lose our competitive position.

Effectively policing the unauthorized use of our products, services, and technology is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technology or other proprietary assets. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as protection is not sought or obtained in every country in which our products, services, and technology are available. Also, the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States and intellectual property developed for us by our employees or contractors in foreign jurisdictions may not be as protected as if created in the United States and it is often more difficult and costly to enforce our rights in foreign jurisdictions. If we cannot adequately protect our intellectual property, our competitive position may suffer.

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

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

10.1(1)*	Employment Agreement effective as of July 20, 2009 between InfoSpace, Inc. and Alesia Pinney

10.2(2)*	Separation and Release of Claims Agreement, effective as of September 17, 2009, by and between InfoSpace, Inc. and Sunil Thomas.

10.3(3)*	Terms of the Amended and Restated Stock Option Grant Program for Nonemployee Directors under the InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2009.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 18, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 21, 2009.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ DAVID B. BINDER
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2009

INDEX TO EXHIBITS

10.1(1)*	Employment Agreement effective as of July 20, 2009 between InfoSpace, Inc. and Alesia Pinney

10.2(2)*	Separation and Release of Claims Agreement, effective as of September 17, 2009, by and between InfoSpace, Inc. and Sunil Thomas.

10.3(3)*	Terms of the Amended and Restated Stock Option Grant Program for Nonemployee Directors under the InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant on August 6, 2009.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 18, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 21, 2009.
*	Indicates a management contract or compensatory plan or arrangement.