Form 10-Q
period 2010-03-31
INFOSPACE INC
filed 2010-05-06
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer    ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, Par Value $0.0001	35,838,692

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$32,913	$83,750
Short-term investments, available-for-sale	198,510	142,647
Accounts receivable, net of allowance of $19 and $23	24,372	28,466
Other receivables	3,216	2,953
Prepaid expenses and other current assets	2,553	2,526

Total current assets	261,564	260,342
Property and equipment, net	10,602	12,315
Goodwill	44,815	44,815
Other intangible assets, net	409	457
Other long-term assets	4,086	4,287

Total assets	$321,476	$322,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,884	$6,736
Accrued expenses and other current liabilities	30,290	34,131

Total current liabilities	35,174	40,867
Other long-term liabilities	1,370	1,514

Total liabilities	36,544	42,381
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $0.0001 - authorized, 900,000,000 shares; issued and outstanding 35,669,437 and 35,391,122 shares	4	4
Additional paid-in capital	1,307,328	1,303,667
Accumulated deficit	(1,023,632)	(1,025,176)
Accumulated other comprehensive income	1,232	1,340

Total stockholders’ equity	284,932	279,835

Total liabilities and stockholders’ equity	$321,476	$322,216

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenues	$61,773	$39,070

Operating expenses:
Content and distribution	41,055	20,377
Systems and network operations	2,416	2,421
Product development	999	1,406
Sales and marketing	6,472	6,943
General and administrative	6,817	6,202
Depreciation and amortization of intangible assets	1,763	1,811

Total operating expenses	59,522	39,160

Operating income (loss)	2,251	(90)

Loss on investments	—	(5,351)
Other income (loss), net	(137)	607

Income (loss) before income taxes	2,114	(4,834)
Income tax expense	(570)	(201)

Net income (loss)	$1,544	$(5,035)

Income (loss) per share – Basic
Net income (loss) per share	$0.04	$(0.14)

Weighted average shares outstanding used in computing basic income (loss) per share	35,466	34,853

Income (loss) per share – Diluted
Net income (loss) per share	$0.04	$(0.14)

Weighted average shares outstanding used in computing diluted income (loss) per share	37,059	34,853

Comprehensive income (loss):
Net income (loss)	$1,544	$(5,035)
Foreign currency translation adjustment	(171)	(136)
Unrealized gain (loss) on investments, available-for-sale, net	63	(179)
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	186

Comprehensive income (loss)	$1,436	$(5,164)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$1,544	$(5,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on investments	—	5,351
Stock-based compensation	2,280	2,051
Depreciation and amortization of intangible assets	1,763	1,811
Deferred income taxes	—	186
Excess tax benefits from stock-based award activity	(509)	—
Amortization of premium (accretion of discount) on investments, net	509	(19)
Other	219	364
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,099	868
Notes and other receivables	(263)	(242)
Prepaid expenses and other current assets	(27)	(248)
Other long-term assets	201	154
Accounts payable	(1,459)	(499)
Accrued expenses and other current and long-term liabilities	(3,005)	1,052

Net cash provided by operating activities	5,352	5,794

Investing activities:
Purchases of property and equipment	(742)	(530)
Other long-term assets	—	50
Proceeds from the sales of assets	—	32
Proceeds from sales and maturities of investments	5,570	—
Purchases of investments	(61,879)	—

Net cash used by investing activities	(57,051)	(448)

Financing activities:
Proceeds from stock option exercises	1,303	—
Proceeds from issuance of stock through employee stock purchase plan	169	252
Excess tax benefits from stock-based award activity	509	—
Tax payments from shares withheld upon vesting of restricted stock units	(973)	—
Repayment of capital lease obligation	(146)	(138)

Net cash provided by financing activities	862	114

Net increase (decrease) in cash and cash equivalents	(50,837)	5,460

Cash and cash equivalents:
Beginning of period	83,750	49,936

End of period	$32,913	$55,396

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded Web sites and to provide online search services to distribution partners. Partner versions of Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as customers.

The Company’s chief executive officer, who is its chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by disaggregated information for certain measures. This information is used for purposes of allocating resources and evaluating financial performance. The Company’s operations are not organized into components below the consolidated unit level and operating results are not reported to the chief executive officer for components below the consolidated unit level. Accordingly, the Company’s management considers InfoSpace to have a single reporting segment.

The accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Investors should read these interim Unaudited Condensed Consolidated Financial Statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of operations for the three months ended March 31, 2010 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

A reclassification has been made to prior year financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2009, the net accretion of discounts on investments is separately presented as a component of net cash provided by operating activities; it was previously presented under the caption of “Other.” This reclassification had no effect on previously reported net cash provided by operating activities in the Statement of Cash Flows.

2. Fair Value Measurements

The Company measures its investments using Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure. ASC 820 defines fair value, establishes a framework for measuring fair value for the purposes of GAAP, and expands required disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$13,326	$13,326	$—	$—
Available-for-sale securities	198,510	198,510	—	—

	$211,836	$211,836	$—	$—

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no balances outstanding in financial assets measured on a recurring basis by using significant Level 2 or Level 3 inputs at December 31, 2009 or March 31, 2010. Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three months ended March 31, 2009 are as follows (in thousands):

Financial assets using significant Level 3 inputs for determining fair value For the Three months ended March 31, 2009
Balance at December 31, 2008	$13,916
Other-than-temporary impairment, recorded to loss on investments	(5,351)
Increase in fair value, recorded to other comprehensive income	335

Balance at March 31, 2009	$8,900

Between March 31, 2009 and December 31, 2009, the Company sold all of its investments for which fair values were determined by using significant Level 3 inputs.

3. Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units and stock options granted under the Company’s equity award plans including the Company’s employee stock purchase plan, in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Systems and network operations	$170	$209
Product development	165	313
Sales and marketing	469	364
General and administrative	1,476	1,165

Total	$2,280	$2,051

Excluded from the amounts of stock-based compensation expense and capitalized as part of internal-use software in the three months ended March 31, 2010 and 2009 is $48,000 and $77,000, respectively.

The total intrinsic value of restricted stock units (“RSUs”) vested, options exercised, and shares purchased pursuant to the employee stock purchase plan during the three months ended March 31, 2010 and 2009 is supplemental information for the Unaudited Condensed Consolidated Statements of Cash Flows and is presented below (amounts in thousands):

	Three months ended March 31,
	2010	2009
RSUs vested	$2,120	$1,191
Options exercised	$198	$—
Shares purchased pursuant to ESPP	$75	$44

To determine the stock-based compensation expense that was recognized with respect to RSUs and stock options under ASC 718, Compensation – Stock Compensation, in the three months ended March 31, 2010 and 2009, the Company used the fair value at date of grant for RSUs and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for stock option grants and shares issued under its employee stock purchase plan:

	Employee stock option plans		Employee stock purchase plan
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Risk-free interest rate	1.41%	1.29%	0.19%	1.16%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	51%	50%	45%	62%
Expected life	3.1 years	3.5 years	6 months	6 months

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and vesting of unvested RSUs using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for equity awards with an exercise price less than the average stock price during the period presented (amounts in thousands):

	Three months ended March 31,
	2010	2009
Weighted average common shares outstanding, basic	35,466	34,853
Dilutive stock options and RSUs	1,593	—

Weighted average common shares outstanding, diluted	37,059	34,853
Antidilutive stock options and RSU equivalents excluded from dilutive share calculation	90	1,213
Outstanding stock options with an exercise price more than the average price during the quarter not included in dilutive share calculation	2,322	4,920

5. Commitments and Contingencies

The Company’s contractual commitments associated with its purchase commitments and capital and operating lease obligations did not change materially from the commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Litigation

On December 17, 2008, Anne D. Manos filed a shareholder derivative action against current and former officers and directors of the Company, as well as nominal defendant InfoSpace, in the Superior Court of the State of Washington in and for King County (“Court”). Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company. Instead, the plaintiff seeks to invalidate and recover certain payments made to the defendant officers and directors pursuant to a compensation program established by the Company’s board of directors, which was designed to offset the diminution in value to InfoSpace employees’ and directors’ options that occurred as a result of cash distributions to stockholders in May 2007 and January 2008. Specifically, the plaintiff alleges that the defendant officers and directors breached their fiduciary duties by accepting these payments and by approving the compensation program. On February 11, 2009, Ms. Manos filed a First Amended Complaint (“Complaint”), which is substantively identical to her original complaint, adding James N. Mercer as co-plaintiff. On March 20, 2009, the Company moved to dismiss the Complaint based on the plaintiffs’ failure to make the requisite pre-filing demand on the Company’s board of directors. The individual defendants also moved to dismiss the Complaint for failure to state a claim for relief. On July 1, 2009, the Court denied the Company’s motion to dismiss. The Court granted in part the individual defendants’ motion and dismissed the non-director officers from the lawsuit after finding that the officers’ acceptance of payments under the compensation program was insufficient to constitute a breach of their fiduciary duties. On July 13, 2009, the directors answered the Complaint, denying all wrongdoing. On February 26, 2010, the Company answered the Complaint. On June 22, 2009, the Company appointed a Special Litigation Committee to investigate the claims made by the derivative plaintiffs. The case was stayed pending the completion of the Special Litigation Committee’s investigation and that stay has effectively continued while the parties to the litigation have conducted settlement discussions. Those discussions are ongoing and no trial date has been set at this time. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.

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

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

As discussed in Note 8 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

The Company recorded income tax expense of $570,000 and $201,000 in the three months ended March 31, 2010 and 2009, respectively. In the three months ended March 31, 2010 and 2009, income tax expense included U.S. federal, state, and foreign income taxes. In the three months ended March 31, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and releasing a valuation allowance against deferred tax assets reversing during the period. In the three months ended March 31, 2009, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and applying a valuation allowance against deferred tax assets arising during the period.

During the three months ended March 31, 2010, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company believes that its unrecognized tax benefits pertaining to state income taxes over the next nine months may decrease by $566,000 upon expiration of the statute of limitations of those benefits.

7. Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flows.

8. Subsequent Events

On April 1, 2010, InfoSpace purchased assets for $13.0 million consisting of Web properties and related assets and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites. The purchase consideration included an initial cash payment of $8.0 million, with the remaining consideration payable in cash and based on expected financial performance.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward looking. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop or acquire particular operations, businesses, or assets; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects, and those of Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Part II, Item 1A, “Risk Factors” and elsewhere in this report. You should not rely on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

InfoSpace, Inc. (“InfoSpace,” “our,” or “we”) is a developer of search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. We use our metasearch technology to power our own branded Web sites and to provide online search services to distribution partners. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others. Some content providers, such as Google and Yahoo!, pay us to distribute their content and we refer to those providers as our customers.

We offer search services through our Web sites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We generate substantially all of our revenues from our Web search services when an end user of our services clicks on a paid search link provided by a customer and displayed on one of our owned and operated Web properties or displayed on a distribution partner’s Web property. The customer that provided the paid search link receives a fee from the advertiser who paid for the click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. Revenues are recognized in the period in which such paid clicks occur and are based on the amounts earned and remitted to us by our customers for such clicks. Revenue from Google and Yahoo! jointly accounted for over 95% of our search revenue for the three months ended March 31, 2010 and 2009. Each of these customers also accounted for more than 10% of our revenues in such periods and we expect this concentration to continue. If either of these customers reduces or eliminates the content it provides to us or our distribution partners, or if either of these customers was unwilling to pay us amounts that it owes us, our business and financial results may materially suffer. Our principal agreements with Google and Yahoo! expire in April 2011 and January 2011, respectively, and we plan to negotiate renewals of these agreements.

Our ability to increase our online search services revenue generated through our owned and operated properties relies on growth in the volume of paid clicks on our owned and operated properties, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. In recent periods, we have continued to experience a decline in revenue generated through our owned and operated properties. We experienced an increase in paid click volumes on our owned and operated properties, primarily driven by our marketing initiatives, but this increase in paid clicks has been more than offset by lower average fees per paid click from our customers. In April 2010, we acquired assets consisting of Web properties and related assets and licenses for content and technology from Make The Web Better, one of our distribution partners. We anticipate that this acquisition will improve our financial results and will increase the proportion of our search revenues generated through our owned and operated properties.

Similarly, our ability to increase our revenue generated from distribution partners depends on growth in the volume of paid clicks on our distribution partners’ Web properties, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. We have experienced steady growth in revenues from our search services offered through the Web properties of distribution partners, which has been primarily attributable to growth in paid click volumes from new distribution partners’ Web properties in the United States. In recent periods, revenues from certain distribution partners have been adversely affected by our customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us for clicks deemed to be of lesser quality, as well as their examinations of end-user acquisition processes. In an effort to drive quality traffic to our customers, we continue to invest in product development to expand the online search services we offer on our owned sites and those of our distribution partners.

Engineering, operations, and product management personnel remain paramount to our ability to deliver high quality online search services, enhance our current technology, and expand our product offerings. As a result, we expect to continue to invest in our workforce and increase our research and development operations. In April 2010, we entered into a definitive agreement to sell our ownership interest in our India office for a nominal amount. When the transaction closes, we expect to enter into an agreement with the buyer to continue to make India development resources available to us. Additionally, we may use our cash and short-term available-for-sale investments to acquire businesses and other assets, including businesses and assets that may not be related to online search.

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

Overview of First Quarter 2010 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2010. A more detailed discussion, comparing our operating results for the three months ended March 31, 2010 and 2009, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the three months ended March 31, 2010 increased to $61.8 million from $39.1 million for the three months ended March 31, 2009. This increase was primarily due to an increase in revenue from search results delivered through new and existing distribution partners. Revenues from search results delivered through owned and operated properties for the three months ended March 31, 2010 decreased primarily due to a decrease in revenue per paid click on our owned and operated properties, compared to the three months ended March 31, 2009. The decrease in average fees per paid click was the result of an increase in the proportion of revenues derived from our direct marketing initiatives on our owned and operated properties. Average fees paid per click for revenues derived through our direct marketing initiatives historically have been lower than the average fees per paid click for other revenues generated on our owned and operated Web properties. For the three months ended March 31, 2010 and 2009, 78% and 69% of our revenues, respectively, were generated through our search distribution partners’ Web properties. We generated 47% and 33% of our online search revenues through the Web properties of our top five distribution partners for the three months ended March 31, 2010 and 2009, respectively. The Web properties of our top five distribution partners for the three months ended March 31, 2010 generated 28% of our online search revenues for the three months ended March 31, 2009.

Content and distribution costs increased to $41.1 million for the three months ended March 31, 2010 from $20.4 million for the three months ended March 31, 2009, due to increases in revenue from (and, accordingly, fees shared with respect to) search results delivered through the Web properties of certain of our distribution partners.

Other operating expenses for the three months ended March 31, 2010 were $18.5 million, compared to $18.8 million for the three months ended March 31, 2009. Other operating expenses include expenses related to systems and network operations, product development, sales and marketing, general and administrative, and depreciation and amortization of intangible assets.

All of our financial instrument investments held at March 31, 2010 have minimal default risk and short-term maturities, and we recorded no gain or loss on investments for the three months ended March 31, 2010. For the three months ended March 31, 2009, we recorded a loss on investments of $5.4 million on our auction rate securities investments, which we subsequently sold in 2009.

Other loss, net for the three months ended March 31, 2010 was $137,000, compared to other income, net of $607,000 for the three months ended March 31, 2009; this change was due to reduced interest income resulting from declining interest rates.

Additionally, we recorded an income tax expense of $570,000 for the three months ended March 31, 2010, compared to $201,000 for the same period in 2009.

Net income for the three months ended March 31, 2010 was $1.5 million compared to net loss of $5.0 million for the three months ended March 31, 2009. The increase in net income was primarily attributable to the items noted above.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Historical Results of Operations

For the three months ended March 31, 2010, our net income was $1.5 million. We have incurred net losses on an annual basis for all but four of the years since our inception and have an accumulated deficit of $1.0 billion.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues. Revenues for the three months ended March 31, 2010 and 2009 are presented below (amounts in thousands):

	Three months ended March 31,		Change from 2009
	2010	2009
Revenues	$61,773	$39,070	$22,703

The increase in revenue for online search services for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily due to an increase in revenue from search results delivered through the Web properties of new and existing distribution partners. Revenue from search results delivered through owned and operated properties for the three months ended March 31, 2010 decreased primarily due to a decrease in revenue per paid click on our owned and operated properties, compared to the three months ended March 31, 2009. The decrease in average fees per paid click was the result of an increase in the proportion of revenue derived from our direct marketing initiatives on our owned and operated properties. Average fees paid per click for revenue derived through our direct marketing initiatives historically have been lower than the average fees per paid click for other revenues generated on our owned and operated Web properties. For the three months ended March 31, 2010 and 2009, 78% and 69% of our revenues, respectively, were generated through our search distribution partners’ Web properties. As a result of our acquisition of assets consisting of Web properties and related assets and licenses for content and technology from Make The Web Better in April 2010, we anticipate that revenue generated by our owned and operated properties will comprise an increasing share of our search revenue.

Seasonality

Our search services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Content and Distribution Expenses. Content and distribution expenses consist principally of costs related to revenue sharing arrangements with our content and distribution partners, usage-based content fees, and data licenses. Content and distribution expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2010 and 2009 are presented below:

	Three months ended March 31,		Change from 2009
	2010	2009
Content and Distribution Expenses	$41,055	$20,377	$20,678
Percentage of Revenues	66.5%	52.1%

The increase in content and distribution expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily due to an increase in the revenue generated through the Web properties of our distribution partners from search results delivered through those distribution partners and increases in our revenue sharing rates. We anticipate that our search content and distribution expenses will increase in absolute dollars if revenue increases through growth in existing arrangements with our search distribution partners or we add new search distribution partners. If search revenue generated through our distribution partners’ Web properties increases at a greater rate than revenue generated through our own Web sites, content and distribution expenses as a percentage of revenue will increase. As a result of our acquisition of assets consisting of Web properties and related assets and licenses for content and technology from Make The Web Better in April 2010, we anticipate a decrease in content and distribution expense. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenue.

Systems and Network Operations Expenses. Systems and network operations expenses are associated with the delivery, maintenance, and support of our services, data management, and infrastructure, including personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), costs for temporary help and contractors to augment our staffing, communication costs such as high-speed Internet access and hosting, equipment repair and maintenance, and professional service fees. Systems and network operations expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2010 and 2009 are presented below:

	Three months ended March 31,		Change from 2009
	2010	2009
Systems and Network Operations Expenses	$2,416	$2,421	$(5)
Percentage of Revenues	3.9%	6.2%

There were no material variances between the total dollar expense recorded for the three months ended March 31, 2010 and the three months ended March 31, 2009.

Product Development Expenses. Product development expenses consist principally of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs) and the cost of temporary help and contractors to augment our staffing for research, development, support, and ongoing enhancements of our products and services. Product development expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2010 and 2009 are presented below:

	Three months ended March 31,		Change from 2009
	2010	2009
Product Development Expenses	$999	$1,406	$(407)
Percentage of Revenues	1.6%	3.6%

The absolute dollar decrease for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to a decrease of $318,000 in personnel-related expense, including stock-based compensation expense.

Product development costs may not be consistent with revenue trends because they represent key costs to develop and enhance our product offerings. We believe that investments in technology are necessary to remain competitive, and we anticipate that we will continue to invest in our current products and services and those that result from our development initiatives, some of which may not be related to online search.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated Web sites (which consist of agency fees, brand promotion expense, market research expense, and online direct marketing expense associated with traffic acquisition, including fees paid to search engines). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2010 and 2009 are presented below:

	Three months ended March 31,		Change from 2009
	2010	2009
Sales and Marketing Expenses	$6,472	$6,943	$(471)
Percentage of Revenues	10.5%	17.8%

The absolute dollar decrease for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to a decrease of $530,000 in employee separation costs.

We expect to continue to invest in marketing initiatives to promote new products and services that result from our development initiatives, some of which may not be related to online search, and search services on our branded Web properties.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, tax, and audit fees), taxes, license and insurance expenses, certain legal settlements, occupancy and general office expenses, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2010 and 2009 are presented below:

	Three months ended March 31,		Change from 2009
	2010	2009
General and Administrative Expenses	$6,817	$6,202	$615
Percentage of Revenues	11.0%	15.9%

The absolute dollar increase for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to an increase of $348,000 in business taxes.

Depreciation and Amortization of Other Intangible Assets. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Amortization of definite-lived intangible assets includes amortization of core technology. Depreciation and amortization remained at $1.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Loss on Investments, Net. For the three months ended March 31, 2010, we did not record any gain or loss on investments. For the three months ended March 31, 2009, we recorded a loss on investments of $5.4 million which consisted of other-than-temporary impairments related to our illiquid auction rate securities, which we subsequently sold in 2009.

Other Income (Loss), Net. Other income (loss), net for the three months ended March 31, 2010 and 2009 are presented below (in thousands):

	Three months ended March 31,		Change from 2009
	2010	2009
Interest income	$57	$1,031	$(974)
Foreign currency exchange gain (loss)	30	(37)	67
Gain (loss) on disposal of fixed assets	(224)	(387)	163

Other income (loss), net	$(137)	$607	$(744)

The decrease in interest income is primarily attributable to a decrease in interest rates.

Income Tax Expense. We recorded income tax expense of $570,000 and $201,000 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, the income tax expense included U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2010, the expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and releasing a valuation allowance against deferred tax assets reversing during the period. For the three months ended March 31, 2009, the expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and applying a valuation allowance against deferred tax assets arising during the period.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of March 31, 2010, we had cash and marketable investments of $231.4 million, consisting of cash and cash equivalents of $32.9 million and available-for-sale short-term investments of $198.5 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products or technologies unrelated to online search. We may use a portion of our cash for special dividends or for common stock repurchases.

We believe that existing cash balances, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying levels of revenues and expenses that we assume may not prove to be accurate. Our anticipated cash needs exclude any payments that may result from pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or business purposes, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

Contractual Obligations and Commitments

Our obligations under capital and operating lease agreements and other purchase commitments have not changed materially from those commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II, Item 7, our Annual Report on Form 10-K for the year ended December 31, 2009.

Cash Flows

Our net cash flows were comprised of the following for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Net cash provided by operating activities	$5,352	$5,794
Net cash used by investing activities	(57,051)	(448)
Net cash provided by financing activities	862	114

Net increase (decrease) in cash and cash equivalents	$(50,837)	$5,460

Net cash provided by operating activities consists of net income (loss) offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2010, consisting of our net income of $1.5 million, non-cash charges of $4.8 million (primarily consisting of stock-based compensation expense, depreciation and amortization of intangible assets, and amortization of premium on investments), and changes in our operating assets and liabilities of $4.3 million (primarily consisting of decreases in accounts receivable and other long-term assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $4.8 million (consisting of decreases in accounts payable and accrued expenses and other current and long-term liabilities) and reclassification of the tax benefit from stock-based award activity to financing activities of $509,000.

Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2009, consisting of non-cash charges of $9.8 million (primarily consisting of loss on investments, stock-based compensation expense, and depreciation) and changes in our operating assets and liabilities of $2.1 million (consisting of increases in accrued expense and other current and long-term liabilities and decreases in accounts receivables and other long-term assets). These increases were partially offset by our net loss of $5.0 million and cash used by changes in our operating assets and liabilities of $1.0 million (consisting of a decrease in accounts payable and increases in prepaid expenses and other current assets and notes and other receivables).

Net cash used by investing activities primarily consists of transactions related to our marketable investments, purchases of property and equipment, and proceeds from the sale of certain assets.

Net cash used by investing activities was $57.1 million for the three months ended March 31, 2010, primarily consisting of purchases of $61.9 million of marketable investments and purchases of property and equipment of $742,000. Partially offsetting cash used by investing activities were proceeds of $5.6 million from the maturities of our marketable investments.

Net cash used by investing activities was $448,000 for the three months ended March 31, 2009, primarily consisting of $530,000 used to purchase property and equipment.

Net cash used by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, and excess tax benefits generated by stock-based award activity.

Net cash provided by financing activities totaled $862,000 for the three months ended March 31, 2010 and primarily consisted of cash proceeds of $1.3 million from exercise of options and tax benefits of $509,000 generated by stock-based award activity. Partially offsetting cash provided by financing activities was $973,000 in tax payments from shares withheld upon vesting of restricted stock units.

Net cash provided by financing activities totaled $114,000 in the three months ended March 31, 2009 and primarily consisted of the cash proceeds of $252,000 from sales of shares through our employee stock purchase plan.

Acquisitions and Dispositions

Events subsequent to March 31, 2010

On April 1, 2010, we purchased assets for $13.0 million consisting of Web properties and related assets and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites. The purchase consideration included an initial cash payment of $8.0 million, with the remaining consideration payable in cash and based on expected financial performance.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2010 have not changed significantly from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.

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

PART II—OTHER INFORMATION

Item 1. —Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. —Risk Factors

RISKS RELATED TO OUR BUSINESS

Most of our revenue is attributable to Google and Yahoo!, and the loss of or a payment dispute with either of these customers (or any future significant customer) would harm our business and financial results.

We acquire rights to content from third-party content providers, whom we refer to as customers, and our future success is highly dependent upon our ability to maintain and renew relationships with these customers. Google and Yahoo! jointly accounted for over 95% of our online search revenue in the first quarter of 2010 and fourth quarter of 2009, and we expect that concentration will continue. Our principal agreements with Google and Yahoo! expire in April and January 2011, respectively. In addition, Google, Yahoo!, and our other customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or some of their competitors with whom we also do business, which may result in Google, Yahoo!, or other customers not renewing their agreements with us on favorable terms or at all. Google, Yahoo!, or other customers are also our competitors, and they have had relationships with some of our current and potential search distribution partners. In addition to competing with us on their own Web properties, our customers may, in the future, contract directly with our distribution partners to provide online search services and products. If Google, Yahoo!, or any future significant customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, not renew its contract with us on favorable terms, be unwilling to pay us amounts that it owes us, or dispute amounts it owes us or has paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new customer relationships, or expand our remaining customer relationships, to replace the lost or disputed revenue.

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

Additionally, as our business evolves, we expect that the guidelines of Google and Yahoo!, as well as the parties’ interpretations of compliance, breach, and sufficient justification for suspension of use of content will change. This may result in further suspensions of our use and may require us to terminate our agreement with distribution partners or forego entering into agreements with distribution partners. The loss or reduction of content that we can use or make available to our distribution partners as a result of suspension, termination, or modification of distribution or customer agreements, particularly our Google and Yahoo! agreements, could have a material adverse effect on our business and financial results.

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our online search services, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with online search distribution partners, including Internet service providers, Web portals, and software application providers, for distribution of our online search services. In the first quarter of 2010, 78% of our total revenues came from searches conducted by end users on the Web properties of our search distribution partners. We generated approximately 47% and 50% of our online search revenues through relationships with our top five distribution partners in the first quarter of 2010 and fourth quarter of 2009, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased, we have experienced and expect to continue to experience less control and visibility over performance. One of our challenges is providing our distribution partners with relevant products and services at competitive prices in rapidly evolving markets. Distribution partners may create their own products and services or may seek to license products and services from our competitors or replace the products and services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our products and services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2010 and 2011. In addition, some of our distributors have the right to immediately terminate their agreements in the event of certain breaches. Such agreements may be terminated, may not be renewed, or may not be renewed on favorable terms, any of which could adversely impact our business and financial results. We anticipate that our content and distribution costs for our revenue-sharing arrangements with our distribution partners will increase as revenue grows, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

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

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet. Further, if Google, Yahoo!, or other customers perceive that they are not receiving quality traffic from our own Web sites or the Web property of a distribution partner, they may reduce the fees they pay to us. Either of these factors could have a negative material impact on our business and financial results.

Most of our revenue from our online search business is based on the number of paid clicks on commercial search results served on our owned and operated Web properties or our distribution partners’ Web properties. Each time a user clicks on a commercial search result, the customer that provided the commercial search result receives a fee from the advertiser who paid for the click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are met for an insufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the customer that provided the commercial search result to us. This leads to a loss of revenue for our customers and consequently fewer fees paid to us. Also, if a customer perceives that the traffic originating from one of our Web properties or the Web property of a distribution partner is of poor quality, the customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such Web site or Web property based on the amount of poor quality traffic the customer deems to have been generated, and accordingly may reduce the fees it would have otherwise paid us. The customer may also suspend or terminate our ability to provide its content through such Web sites or Web properties if such activities are not modified to satisfy the customer’s concerns. The payment of fewer fees to us or the inability to provide content through such Web sites or Web properties, particularly the content of Google and Yahoo!, could have a material negative effect on our business and financial results.

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

A significant part of our growth strategy involves identifying, acquiring, or developing and successfully integrating businesses, products, or technologies, some or all of which may not be complementary to our current operations or leverage our current infrastructure and operational experience. Our financial and operating results will suffer if we are unsuccessful in integrating our acquisitions.

An important component of our strategy for future growth is to identify, acquire, or develop and successfully integrate new businesses, products, or technologies into InfoSpace. We may be unable to identify acceptable targets for acquisition or development, and if we are successful, we will likely decide to diversify our business by acquiring targets that may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience. Further, competition for acquisitions has been, and may in the future continue to be, intense. As a result, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms. Moreover, any such acquisition may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions.

Acquisitions or development of new businesses, products, or technologies may involve the use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities, or amortization expenses related to certain intangible assets. If outside financing is needed, we may be unable to obtain it on acceptable terms or at all in light of the current capital market conditions and other factors. The cost of development or acquisition, as the case may be, may be greater than anticipated by us or investors.

Acquisitions involve numerous other risks that could materially and adversely affect our results of operations or stock price, including:

•

difficulties in assimilating the operations, products, technology, information systems and management, and other personnel of acquired companies that result in unanticipated costs, delays, or allocation of resources;

•	the dilutive effect on earnings per share as a result of issuances of stock as well as incurring operating losses and the amortization of acquired intangible assets for the acquired business;

•	initial stock volatility due to the perceived value of the acquired business by investors;

•	diverting management’s attention from current operations and other business concerns, including potential strain on financial and managerial controls and reporting systems and procedures;

•

disruption of our ongoing business or the ongoing acquired business, including impairment of existing relationships with our employees, distributors, suppliers, or customers or those of the acquired companies;

•	diversion of capital from other uses;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner or at all;

•

difficulties in acquiring foreign companies, including risks related to integrating operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

Development or acquisition of a technology, product, or business, and then integrating that technology, product, or business into InfoSpace, will be complex, time consuming, and expensive, particularly if we acquire a technology, product, or business that is not in our current industry. For example, the successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and, in the case of an acquisition, the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. Moreover, there can be no assurance that the short- or long-term value of any technology or business that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis for all but four of the years since our inception, and as of March 31, 2010, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including but not limited to losses resulting from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges, or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to achieve and maintain consistent profitability in the future.

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

•

the loss, termination, or reduction in scope of key distribution relationships, for example as a result of distribution partners licensing content directly from content providers, or any suspension by our customers (particularly Google and Yahoo!) of the right to use or distribute content on the Web properties of our distribution partners;

•

our strategic initiatives and our ability to implement those initiatives, including increased costs related to investments for new initiatives, including new products and services, marketing, and new distribution channels;

•

the mix of search revenues generated by our owned and operated Web properties versus our distribution partners’ Web properties (such as an anticipated improvement in our future financial results due to our acquisition of assets consisting of Web properties and related assets and licenses for content and technology from Make The Web Better, a distribution partner, in April 2010);

•	the mix of revenues generated by our search business versus other businesses we develop or acquire;

•	our ability to attract and retain quality traffic;

•	litigation expenses, including but not limited to settlement costs;

•	variable demand for our products and services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our customers, or our distribution partners;

•	increases in the costs or availability of content for our products and services;

•	additional restructuring charges we may incur in the future;

•	the economic downturn, which may lead to lower online advertising spend by advertisers, resulting in lower monetization rates for paid search;

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

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology, and acquired contracts and relationships;

•	the effect of changes in accounting principles or in our accounting treatment of revenues or expenses; and

•	the adoption of new regulations or accounting standards.

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

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). Between January 8, 2008, which was the date that we paid our most recent special dividend, and March 31, 2010, our stock price ranged from $5.20 to $12.52. On May 3, 2010, the closing price of our common stock was $10.90. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new customer or distribution partner relationships, or other business developments by us, our customers, distribution partners, or competitors;

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

If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our online search business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.

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

Like many technology companies, we use stock options, restricted stock units, and other equity-based awards to recruit technology professionals and senior level employees. We now issue only restricted stock units to employees, other than executives and selected employees, because stock options are not currently seen as providing enough incentive to attract or retain employees. With respect to those employees to whom we issue options, we face a significant challenge in retaining them if the value of these stock options (together with the value of any restricted stock units) is either not substantial enough or so substantial that the employee leaves after their stock options have vested. If our stock price does not increase significantly above the exercise prices of our options, we may need to issue new options, in order to motivate and retain our executives; or if option programs become impracticable, we may need to issue other equity incentives or increase other forms of compensation. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

Our online search services may expose us to claims relating to how the content was obtained, distributed, or displayed.

Our online search services link users, either directly through our own Web sites or indirectly through the Web properties of our distribution partners, to third-party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our customers was obtained or provided by our customers. Such claims could include the following: infringement of patent, copyright, trademark, trade secret, or other intellectual property or proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; pornography; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have obligations to indemnify and hold harmless certain of our customers or distribution partners for damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our products and services. As a result, these claims could result in material harm to our business.

In the past, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We provide downloadable applications to promote use of our search services for our owned and operated search services. Such applications may be considered adware. We also partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners and, if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our customers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major customers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. Any claims against us as a result of violations of legal requirements or contractual obligations could result in material harm to our business.

Our data center systems or the systems of the third-party co-location facilities in which they are located could fail or become unavailable, which could harm our reputation, result in a loss of revenues and current and potential customers and cause us to breach agreements with our partners.

We provide our own data center services from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Such systems and operations could be damaged or interrupted by fire, flood, earthquakes, or other natural disasters, power loss, telecommunications failure, Internet breakdown, break-in, or other events beyond our control. We could face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, such third-party co-location facilities and data center systems use sophisticated equipment, infrastructure, and software that may contain bugs or suffer outages that could interrupt service. During the period in which service is unavailable, we will be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide products and services through our data centers. For these reasons, our business and financial results could be materially harmed if our systems and operations are damaged or interrupted, including if we are unable to develop, or if we or our third-party co-location facility providers are unable to successfully manage, the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

Our networks or those from third parties that we utilize may be vulnerable to unauthorized access by hackers or others, computer viruses, and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. Subscribers to some of our services are required to provide information in order to utilize the service that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could subject us to litigation, penalties from regulatory agencies, and other loss or liability.

We take reasonable steps to protect the security, integrity, and confidentiality of the information we collect and store but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required under existing and proposed laws to notify persons whose information was disclosed or accessed. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities, and potential claims by persons whose information was disclosed. Any such claims could result in costly litigation or liability, be time consuming to resolve, and divert the attention and resources of management and other personnel.

We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement and improve our security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays, or cessation of service to users accessing our services, any of which could harm our business and financial results.

We may be subject to liability for our use or distribution of information that we gather or receive from third parties and indemnity protections or insurance coverage may be inadequate to cover such liability.

We obtain content and commerce information from third parties. When we distribute this information, we may be liable for the data that is contained in that content. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights, and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which may expose us to legal liability as well. We also gather personal information from users in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, negligence, defamation, invasion of privacy, or product or service liability. We are also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information and search related data. If we do not comply with these laws and regulations, we may be exposed to legal liability.

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

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation, or stop marketing and licensing our products.

Companies and individuals with rights relating to the Internet, software, and application services industries have frequently resorted to litigation regarding intellectual property rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights.

Third parties have in the past and may in the future make claims against us alleging infringement of copyrights, trademarks, trade secret rights, intellectual property or other proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services, or require us to enter into royalty or licensing agreements. Our technology and intellectual property may not be able to withstand any third-party claims or rights against their use. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

We do not regularly conduct patent searches to determine whether the technology used in our products infringes patents held by third parties. Patent searches may not return every issued patent that may be deemed relevant to a particular product or service. It is therefore difficult to determine, with any level of certainty, whether a particular product or service may be construed as infringing a U.S. or foreign patent. Because patent applications in the United States are not immediately publicly disclosed, applications may have been filed by third parties that relate to our products. In addition, other companies, as well as research and academic institutions, have conducted research for many years in the search technology field, and this research could lead to the filing of further patent applications or affect filed applications.

If we were to discover that our products violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those products so that they would not violate such third-party rights. Any reengineering effort may not be successful, and any such licenses may not be available on commercially reasonable terms, if at all. Any third-party infringement claims against us could result in costly litigation or liability and be time consuming to defend, divert management’s attention and resources, cause product and service delays, or require us to enter into royalty and licensing agreements.

We rely heavily on our technology and intellectual property, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, thus weakening our competitive position and negatively impacting our business and financial results. We may have to litigate to enforce our intellectual property rights, which can be time consuming, expensive, and difficult to predict.

To protect our rights in our products, services, and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, and confidentiality agreements with employees and third parties and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, services or technology, or obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our competitive position could be weakened.

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

We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of others’ proprietary rights which are sometimes not clear or may change. Litigation can be time consuming, expensive, and difficult to predict.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. In addition, our certificate of incorporation and bylaws contain provisions that may discourage, delay, or prevent a third party from acquiring us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. Provisions of our charter documents which could have an anti-takeover effect include:

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

As of March 31, 2010, we had NOLs of approximately $815 million that will expire over an eleven to twenty year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated by a change of ownership, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

Restructuring and streamlining our business, including implementing reductions in workforce, discretionary spending, and other expense reductions, may harm our business.

We have in the past and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discretionary spending. Effecting any restructuring or streamlining places significant strains on management, our employees, and our operational, financial, and other resources. In addition, such actions could impair our development, marketing, sales, and customer support efforts or alter our product development plans. We may also incur liability from early termination or assignment of contracts, potential failure to meet required support levels of our platforms due to loss of employees who maintain such platforms, potential litigation, and other effects from such restructuring and streamlining. Such effects from restructuring and streamlining could have a negative impact on our business and financial results.

If our former mobile content providers disagree with our estimate of our royalty liability due to them, it could expose us to significant liability and adversely impact our business and financial results.

Under our agreements with our former mobile content providers, we calculated our royalty liability based on inputs from various sources of data and have been and continue to be subject to audits by our former mobile content providers. If our former mobile content providers disagree with the royalty amounts we calculated were due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a former mobile content provider prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected mobile content provider and have an adverse effect on our business and financial results. Two former mobile content providers initiated law suits against us due to such type of disagreements which have since been settled and did not have a material adverse effect on the Company’s business or results of operations. It is possible that other former mobile content providers may disagree with the royalty amount due to them and initiate their own litigation, or may allege a disagreement as a means to obtain an audit to search for other potential claims, such as intellectual property infringement. Any claims by former mobile content providers could result in costly litigation, liability, and diversion of management’s attention and resources, and any adverse outcomes could have a material adverse effect on our business and financial results.

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

Our current business model depends on distribution of our products and services into the online search market, which are extremely competitive and rapidly changing. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Some of the companies we compete with are currently customers of ours, the loss of any of which could harm our business. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the online search market and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

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

The Internet industry (including online search) has experienced substantial consolidation. This consolidation may continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•

customers could acquire or be acquired by one of our other customers, enter into new business relationships with each other, and stop licensing content to us or gain additional negotiating leverage in their relationships with us;

•	our distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our distribution partners could merge with each other, which could reduce our ability to negotiate favorable terms; and

•	competitors could improve their competitive positions through strategic acquisitions or new business relationships with each other.

Consolidation in the Internet industry could have a material adverse effect on our business and results of operations.

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business and create potential liability.

The growth and development of the Internet has led to new laws and regulations, as well as the application of existing laws to the Internet, in both the U.S. and foreign jurisdictions. See “Business—Governmental Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information. Application of these laws can be unclear. For example, it is unclear how many existing laws regulating or requiring licenses for certain businesses (such as gambling, online auctions, distribution of pharmaceuticals, alcohol, tobacco, firearms, insurance, securities brokerage, or legal services) apply to online search services, online advertising, and our business. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets (including limiting our ability to distribute our products and services, conduct targeted advertising, collect, use or transfer user information, or comply with new data security requirements), expose us to compliance costs and substantial liability and result in costly and time-consuming litigation. It is impossible to predict whether or when any new legislation may be adopted or existing legislation or regulatory requirements will be deemed applicable to us, any of which could materially and adversely affect our business.

Any failure by us to comply with our posted privacy policies, Federal Trade Commission (“FTC”) requirements, or other privacy-related laws and regulations could result in proceedings by the FTC or others, including potential class action litigation, which could potentially have an adverse effect on our business, results of operations, and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy and data protection issues related to our business. It is not possible to predict whether or when such legislation may be adopted and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity, and security and to develop products that enable reliable Internet access and services. As the Internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet’s performance or reliability may suffer as a result of this continued growth. Some of the companies that we rely upon to maintain network infrastructure may lack sufficient capital to take the necessary steps to support such demands or their long-term operations. The failure of the internet infrastructure would substantially undermine our operations and may have a material adverse effect on our business and financial results.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable with respect to the current reporting period.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item 4.—[Removed and Reserved]

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	10-K	February 26, 2010	10.18

10.2*	2010 Executive Bonus Plan	8-K	March 23, 2010	10.1

10.3*	Employment agreement effective as of March 22, 2010 between InfoSpace, Inc. and Stephen Hawthornthwaite				X

10.4†	Amendment Number Five to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2010 by and between Google Inc. and InfoSpace Sales LLC				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ DAVID B. BINDER
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	10-K	February 26, 2010	10.18

10.2*	2010 Executive Bonus Plan	8-K	March 23, 2010	10.1

10.3*	Employment agreement effective as of March 22, 2010 between InfoSpace, Inc. and Stephen Hawthornthwaite				X

10.4†	Amendment Number Five to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2010 by and between Google Inc. and InfoSpace Sales LLC				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.