Form 10-Q
period 2010-06-30
INFOSPACE INC
filed 2010-08-04
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, Par Value $0.0001	36,025,531

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$55,131	$83,750
Short-term investments, available-for-sale	168,224	142,647
Accounts receivable, net of allowance of $17 and $23	20,079	28,466
Other receivables	3,807	2,953
Prepaid expenses and other current assets	3,263	2,526

Total current assets	250,504	260,342
Property and equipment, net	9,595	12,315
Goodwill	69,878	44,815
Other intangible assets, net	1,705	457
Other long-term assets	4,001	4,287

Total assets	$335,683	$322,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,318	$6,736
Accrued expenses and other current liabilities	37,801	34,131

Total current liabilities	45,119	40,867
Other long-term liabilities	1,304	1,514

Total liabilities	46,423	42,381
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, par value $0.0001 - authorized, 900,000,000 shares; issued and outstanding 35,942,160 and 35,391,122 shares	4	4
Additional paid-in capital	1,310,926	1,303,667
Accumulated deficit	(1,022,962)	(1,025,176)
Accumulated other comprehensive income	1,292	1,340

Total stockholders’ equity	289,260	279,835

Total liabilities and stockholders’ equity	$335,683	$322,216

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Services revenue	$52,363	$43,763	$114,136	$82,833
Product revenue	7,039	—	7,039	—

Total revenues	59,402	43,763	121,175	82,833
Cost of sales:
Services cost of sales	29,142	26,763	72,701	49,590
Product cost of sales	5,958	—	5,958	—

Total cost of sales	35,100	26,763	78,659	49,590

Gross profit	24,302	17,000	42,516	33,243

Expenses and other income:
Engineering and technology	2,803	2,454	4,709	4,770
Sales and marketing	8,852	5,137	15,334	12,085
General and administrative	6,907	6,397	13,662	12,639
Depreciation	823	846	1,643	1,673
Amortization of intangible assets	40	—	40	—
Loss (gain) on investments, net	—	(335)	—	5,016
Other loss (income), net	3,522	(466)	3,659	(1,073)

Total expenses and other income	22,947	14,033	39,047	35,110
Income (loss) before income taxes	1,355	2,967	3,469	(1,867)
Income tax expense	(685)	(82)	(1,255)	(283)

Net income (loss)	$670	$2,885	$2,214	$(2,150)

Income (loss) per share – Basic
Net income (loss) per share	$0.02	$0.08	$0.06	$(0.06)

Weighted average shares outstanding used in computing basic income (loss) per share	35,751	35,044	35,609	34,949

Income (loss) per share – Diluted
Net income (loss) per share	$0.02	$0.08	$0.06	$(0.06)

Weighted average shares outstanding used in computing diluted income (loss) per share	37,353	35,069	37,207	34,949

Comprehensive income (loss):
Net income (loss)	$670	$2,885	$2,214	$(2,150)
Foreign currency translation adjustment	(17)	42	(188)	(94)
Unrealized gain (loss) on investments, available-for-sale, net	77	(300)	140	(479)
Reclassification adjustment for gains on investments, available-for-sale, included in net income (loss)	—	(335)	—	(335)
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	—	—	186

Comprehensive income (loss)	$730	$2,292	$2,166	$(2,872)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$2,214	$(2,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on investments, net	—	5,016
Stock-based compensation	6,239	3,440
Depreciation and amortization of intangible assets	3,527	3,622
Deferred income taxes	—	186
Excess tax benefits from stock-based award activity	(1,097)	—
Amortization of premium on investments, net	942	17
Loss on disposals of assets	544	613
Other	(6)	(10)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	9,042	(2,757)
Notes and other receivables	(33)	(1,097)
Prepaid expenses and other current assets	255	(823)
Other long-term assets	285	247
Accounts payable	(3,626)	(1,200)
Accrued expenses and other current and long-term liabilities	(4,111)	4,839

Net cash provided by operating activities	14,175	9,943

Investing activities:
Business acquisitions, net of cash acquired	(15,985)	(395)
Purchases of property and equipment	(997)	(1,448)
Other long-term assets	—	104
Proceeds from the sales of assets	306	320
Proceeds from sales and maturities of investments	115,460	43,700
Purchases of investments	(141,841)	(38,144)

Net cash provided (used) by investing activities	(43,057)	4,137

Financing activities:
Proceeds from stock option exercises	1,671	—
Proceeds from issuance of stock through employee stock purchase plan	169	252
Excess tax benefits from stock-based award activity	1,097	—
Tax payments from shares withheld upon vesting of restricted stock units	(2,383)	—
Repayment of capital lease obligation	(291)	(93)

Net cash provided by financing activities	263	159

Net increase (decrease) in cash and cash equivalents	(28,619)	14,239

Cash and cash equivalents:
Beginning of period	83,750	49,936

End of period	$55,131	$64,175

Non-cash items:
Business acquisition transactions:
Stock issued	$—	$809
Net liabilities assumed	(5,997)	(56)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide online search services to distribution partners. Partner versions of Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as customers. Beginning in May 2010, the Company also operates an e-commerce business that includes a collection of more than 200 specialty online retail stores operated under the Mercantila brand.

In the three months ended June 30, 2010, following the acquisition of certain assets acquired from Mercantila, Inc., on May 10, 2010, the Company determined that it had two reporting segments: Core and E-Commerce. The Company’s search operations and development-stage business initiatives (such as Haggle) comprise Core, and the Company’s operation of the Mercantila business (“Mercantila”) comprises E-Commerce. Prior to the acquisition of Mercantila, the Company used the term “products and services” to refer to its search services. Starting with this quarterly report, and going forward, unless context indicates otherwise, the Company uses the term “services” to represent search services and the Core segment and uses the term “products” to represent retail products sold through the E-Commerce segment. See “Note 9: Segment Information.” In the three months ended June 30, 2010, the Company revised the presentation of its Unaudited Condensed Consolidated Statements of Operations. See “Note 10: Reclassifications to the Unaudited Condensed Consolidated Statements of Operations.”

A reclassification has been made to prior year and prior quarter financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2009, the net amortization of premiums on investments is separately presented as a component of net cash provided by operating activities; it was previously presented under the caption of “Other.” This reclassification had no effect on previously reported net cash provided by operating activities in the Unaudited Condensed Statement of Cash Flows.

The accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Investors should read these interim Unaudited Condensed Consolidated Financial Statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

2. Summary of Significant Accounting Policies

The Company’s critical accounting policies and methodologies during the three and six months ended June 30, 2010 include those described in its Annual Report on Form 10-K for the year ended December 31, 2009, along with those presented below.

Business Combinations and Intangible Assets Including Goodwill: The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company evaluates the carrying value of its indefinite-lived intangible assets at least annually on November 30, and evaluates all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Services Revenue Recognition: The Company’s services revenue, which is recorded in the Core segment, is generated primarily from its Web search services. The Company generates search revenue when an end user of such services clicks on a paid search link provided by a customer and displayed on one of the Company’s owned and operated Web properties or displayed on a distribution partners’ Web property. The customer that provided the paid search link receives a fee from the advertiser who paid for the click and the customer pays the Company a portion of that fee.

For the Company’s services transactions, the Company is the primary obligor, separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements, and assumes the credit risk for amounts invoiced to its customers. For search services, the Company determines the paid search results, content, and information directed to its owned and operated websites and its distribution partners’ Web properties through its meta-search technology.

The Company earns revenue from its search engine customers by providing paid search results generated from its owned and operated properties and from its distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, the Company records services revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company.

Product Revenue Recognition: The Company’s product revenues, which are recorded in the E-Commerce segment, are generated from sales of goods to its customers. The Company recognizes revenue from sales of goods when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, the selling price is fixed or determinable, delivery has occurred and title has passed to the customer, and collectability is reasonably assured.

For the Company’s sales of goods transactions, the Company is the primary obligor, establishes prices and selects suppliers, performs order fulfillment services, assumes the inventory risk during shipping and for customer returns, and assumes the credit risk for amounts invoiced to its customers. Consequently, the Company records product revenue at its gross sales price.

Cost of Sales: The Company records the cost of sales for product and services when the related revenue is recognized. Cost of services sales primarily consists of costs related to revenue sharing arrangements with the Company’s distribution partners, certain costs associated with the operation of the Company’s data centers that serve the search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), and bandwidth costs, cost of sales of the Company’s new business initiatives, and usage-based content fees. Cost of product sales consist of the purchase price of goods sold by the Company to its customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

Product Sales Returns, Chargebacks, and Replacements: The Company estimates sales returns and credit card chargeback allowances, which reduce product revenue. The Company estimates the cost of replacing damaged or defective goods sold to customers, which is recorded as a cost of product sales.

3. Fair Value Measurements

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$30,153	$30,153	$—	$—
Available-for-sale securities	168,224	168,224	—	—

	$198,377	$198,377	$—	$—

There were no balances outstanding in financial assets measured on a recurring basis by using significant Level 2 or Level 3 inputs at December 31, 2009 or June 30, 2010. Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three and six months ended June 30, 2009 are as follows (in thousands):

Financial assets using significant Level 3 inputs for determining fair value For the three and six months ended June 30, 2009
Balance at December 31, 2008	$13,916
Other-than-temporary impairment, recorded to loss on investments	(5,351)
Increase in fair value, recorded to other comprehensive income	335

Balance at March 31, 2009	8,900
Sale of financial instruments	(700)

Balance at June 30, 2009	$8,200

Between June 30, 2009 and December 31, 2009, the Company sold the remainder of its investments for which fair values were determined by using significant Level 3 inputs.

4. Stock-Based Compensation

Stock-based compensation expense includes the cost related to restricted stock units (“RSUs”) and stock options granted under the Company’s equity award plans and employee stock purchase plan, and certain shares issued pursuant to acquisition agreements. The following amounts are included in each caption in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Services cost of sales	$145	$60	$253	$206
Engineering and technology	672	23	883	355
Sales and marketing	1,204	86	1,683	454
General and administrative	1,938	1,220	3,420	2,425

Total	$3,959	$1,389	$6,239	$3,440

Excluded and capitalized as part of internal-use software	$73	$32	$121	$109

The total intrinsic value of RSUs vested, options exercised, and shares purchased pursuant to the employee stock purchase plan during the three and six months ended June 30, 2010 and 2009 is supplemental information for the Unaudited Condensed Consolidated Statements of Cash Flows and is presented below (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
RSUs vested	$3,350	$561	$5,470	$1,752
Options exercised	$158	$—	$356	$—
Shares purchased pursuant to ESPP	$75	$44	$75	$44

To determine the stock-based compensation expense that was recognized with respect to RSUs and stock options in the three and six months ended June 30, 2010 and 2009, the Company used the fair value at date of grant for RSUs and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for stock option grants:

	Employee stock option plans
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.38%	1.29%	1.40%	1.29%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	51%	52%	51%	51%
Expected life	3.0 years	2.9 years	3.0 years	3.2 years

Additionally, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for shares issued under its employee stock purchase plan in the three and six months ended June 30, 2010 and 2009:

	Employee stock purchase plan
	Three and six months ended June 30,
	2010	2009
Risk-free interest rate	0.19%	1.16%
Expected dividend yield	0%	0%
Expected volatility	45%	62%
Expected life	6 months	6 months

5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and vesting of unvested RSUs using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for equity awards with an exercise price less than the average stock price during the period presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding, basic	35,751	35,044	35,609	34,949
Dilutive stock options and RSUs	1,602	25	1,598	—

Weighted average common shares outstanding, diluted	37,353	35,069	37,207	34,949

Antidilutive stock options and RSUs excluded from dilutive share calculation	895	1,365	492	1,301
Outstanding stock options with an exercise price greater than the average price during the quarter not included in dilutive share calculation	2,482	5,911	2,402	5,416

6. Commitments and Contingencies

The Company’s capital lease commitments are included in the Company’s Unaudited Condensed Consolidated Balance Sheets. The Company’s contractual commitments are as follows for the remainder of 2010 and the years ending December 31 (in thousands):

	Remainder of 2010	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$1,002	$1,836	$1,624	$271	$—	$4,733
Purchase commitments	1,323	1,261	1,026	493	—	4,103
Capital lease commitments (net of imputed interest and executory costs)	285	211	—	—	—	496

Total	$2,610	$3,308	$2,650	$764	$—	$9,332

As of June 30, 2010, the Company has pledged $4.5 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

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

7. Income Taxes

As discussed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets, will not be realized.

The Company recorded income tax expense of $685,000 and $1.3 million in the three and six months ended June 30, 2010, respectively. The Company recorded income tax expense of $82,000 and $283,000 in the three and six months ended June 30, 2009, respectively. In the three and six months ended June 30, 2010 and 2009, income tax expense included U.S. federal, state, and foreign income taxes. In the three months ended June 30, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the application of a valuation allowance against deferred tax assets arising during the period. In the six months ended June 30, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the release of a valuation allowance against deferred tax assets arising during the period. In the three and six months ended June 30, 2009, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and the reversal of a valuation allowance against deferred tax assets reversing during the period.

During the three and six months ended June 30, 2010, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company believes that its unrecognized tax benefits pertaining to state income taxes over the next six months may decrease by $566,000 upon expiration of the statute of limitations of those benefits.

8. Business Combinations

Presented below is information regarding the Company’s business combinations during the three and six months ended June 30, 2010 and 2009, including information about the allocation of the purchase price from these transactions.

Make the Web Better

On April 1, 2010, the Company purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase was intended to increase profitability and increase the proportion of the search revenues generated through the Company’s owned and operated properties. The purchase consideration included an initial cash payment of $8.0 million, with the remaining consideration payable in cash and contingent on expected financial performance.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at their date of acquisition as follows (in thousands):

License for use of developed core technology	$235
Prepaid hosting services	115

Identifiable assets acquired	$350

Purchase price:
Cash paid	$8,000
Contingent consideration	5,000

Purchase price	$13,000
Less identifiable assets acquired	(350)

Excess of purchase price over net assets acquired, allocated to goodwill	$12,650

The technology license and prepaid hosting services have estimated useful lives of 33 months and five months, respectively, with the license to be amortized proportionately over its life to the estimated total revenue to be generated through the acquired technology and the prepaid hosting services to be amortized over its life under the straight-line method. The Company expects that goodwill and any amount in excess of the original $5 million contingent consideration will be deductible for tax purposes.

Since the acquisition date, the Company has included in its consolidated results the financial results of the operation of its acquired Make The Web Better assets, which included $7.4 million of revenue and a contribution to Core segment income of $7.1 million. The financial performance of the operation of the Make the Web Better assets in the three months ended June 30, 2010 was greater than was expected when the assets were acquired; as a consequence, the Company’s estimate of the fair value of the related contingent consideration increased and the Company recorded a charge of $3.5 million to Other loss (income), net in the three and six months ended June 30, 2010.

Mercantila

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an internet e-commerce company. The acquisition was intended to diversify the Company’s business model and expand its operations into the e-commerce industry. Since the acquisition date, the Company has included in its consolidated results the financial results of its acquired Mercantila assets, which included $7.0 million of revenue and a contribution to E-Commerce loss of $706,000, which are also all of the results of the E-Commerce segment.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at their date of acquisition as follows (in thousands):

Tangible assets acquired	$2,234
Liabilities assumed	(8,231)
Identifiable net liabilities assumed	$(5,997)

Fair value adjustments to intangible assets
License for use of developed core technology	$893
Internet domain names	452
Customer relationships	39

Fair value of net liabilities assumed	$(4,613)

Purchase price:
Cash paid	$7,800
Plus identifiable net liabilities assumed	5,997
Less adjustments to fair value of intangible assets acquired	(1,384)

Excess of purchase price over net assets acquired, allocated to goodwill	$12,413

The allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the purchase price allocation period as valuations are finalized. The Company expects that goodwill will be deductible for tax purposes.

The customer relationships have estimated useful lives of 12 months and will be amortized over their lives under the straight-line method. The developed core technology has an estimated useful life of 24 months, after which the Company assumes that substantial modifications and enhancements would be required for the technology to remain competitive. The license will be amortized over its life proportionately to the estimated total revenue to be generated through the acquired technology. The Company has determined that the acquired Internet domain names have indefinite lives, and, therefore, these intangible assets will not be amortized to expense unless a determination is made in the future that the useful lives are definite.

Direct transaction costs of approximately $337,000 include estimated investment banking and legal fees directly related to the acquisition. As of June 30, 2010, substantially all costs for investment banking and legal fees have been paid.

Pro-Forma Financial Information of Acquisitions

The unaudited financial information in the table below summarizes the combined results of operations of InfoSpace and of the assets acquired from Mercantila, Inc. on a pro forma basis, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The unaudited pro forma condensed combined statement of operations for the three months ended June 30, 2010 combines the historical results of operations of InfoSpace for the three months ended June 30, 2010 and the historical results of operation of the acquired Mercantila assets for the period from April 1, 2010 to May 10, 2010. The unaudited pro forma condensed combined statement of operations for the six months ended June 30, 2010 combines the historical results of operations of InfoSpace for the six months ended June 30, 2010 and the historical results of the operation of the acquired Mercantila assets for the period from January 1, 2010 to May 10, 2010. The unaudited pro forma condensed combined statement of operations for the three and six months ended June 30, 2009 combines the historical results of operations of InfoSpace for the three and six months ended June 30, 2009 and the historical results of the operation of the acquired Mercantila assets for the three and six months ended June 30, 2009.

Make The Web Better was InfoSpace’s distribution partner for all periods presented below, and because combining Make The Web Better’s historical results with InfoSpace’s would not produce a result that was materially different than InfoSpace’s historical results, the historical results of the operation of the acquired Make The Web Better assets are not included in the table below.

The following amounts are in thousands, except per share data:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$64,363	$51,180	$134,547	$97,165

Net income (loss)	$110	$1,755	$520	$(4,626)

Basic and diluted income (loss) per share	$0.00	$0.05	$0.01	$(0.13)

There were no business combinations in the three or six months ended June 30, 2009.

9. Segment Information

In May 2010, the Company changed its operational structure upon the acquisition of certain assets from Mercantila, Inc. and as of and for the three months ended June 30, 2010 has two reporting segments: Core and E-Commerce. The Core segment is comprised of the Company’s search operations and development-stage business initiatives (such as Haggle), and the E-Commerce segment is comprised of the Company’s operation of the acquired Mercantila assets. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company has revised the presentation of its historical financial results for 2009 and the three months ended March 31, 2010 to be consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past.

The Company presents revenue and cost of sales for each of the two segments. Core cost of sales primarily consists of revenue sharing arrangements with the Company’s search distribution partners, costs associated with new business initiatives revenue, and usage-based content fees. E-Commerce cost of sales primarily consist of the purchase price of goods sold by the Company to its customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

The Company does not allocate stock-based compensation, depreciation, amortization of intangible assets, loss (gain) on investments, other loss (income), or income tax expense to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Core
Revenue	$52,363	$43,763	$114,136	$82,833
Cost of sales	26,627	24,310	67,750	44,687
Operating expenses	14,430	14,087	28,786	29,008

Core income	11,306	5,366	17,600	9,138

E-Commerce
Revenue	7,039	—	7,039	—
Cost of sales	5,958	—	5,958	—
Operating expenses	1,787	—	1,787	—

E-Commerce loss	(706)	—	(706)	—

Total
Total revenue	59,402	43,763	121,175	82,833
Total cost of sales	32,585	24,310	73,708	44,687
Total segment operating expenses	16,217	14,087	30,573	29,008

Total segment income, net	10,600	5,366	16,894	9,138

Corporate
Stock-based compensation	3,959	1,389	6,239	3,440
Depreciation	1,676	1,795	3,391	3,606
Amortization of intangible assets	88	16	136	16
Loss (gain) on investments, net	—	(335)	—	5,016
Other loss (income), net	3,522	(466)	3,659	(1,073)
Income tax expense	685	82	1,255	283

Net income (loss)	$670	$2,885	$2,214	$(2,150)

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the year ended December 31, 2009 and each of the three months ended March 31, 2010, and March 31, June 30, September 30, and December 31, 2009, are presented below (in thousands):

	Three months ended				Year ended December 31, 2009	Three months ended March 31, 2010
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Core
Revenue	$39,070	$43,763	$54,356	$70,457	$207,646	$61,773
Cost of sales	20,377	24,310	34,019	47,825	126,531	41,123
Operating expenses	14,921	14,087	13,278	11,392	53,678	14,356

Core income	3,772	5,366	7,059	11,240	27,437	6,294

Corporate
Stock-based compensation	2,051	1,389	3,934	3,194	10,568	2,280
Depreciation	1,811	1,795	1,771	1,765	7,142	1,715
Amortization of intangible assets	—	16	47	48	111	48
Loss (gain) on investments, net	5,351	(335)	—	(302)	4,714	—
Other loss (income), net	(607)	(466)	(472)	(1,137)	(2,682)	137
Income tax expense (benefit)	201	82	(32)	(70)	181	570

Net income (loss)	$(5,035)	$2,885	$1,811	$7,742	$7,403	$1,544

10. Reclassifications to Unaudited Condensed Consolidated Statements of Operations

In the three months ended June 30, 2010, the Company revised the presentation of its Consolidated Statements of Operations as outlined below.

New caption	Comprised of amounts from:
Services revenue	Revenues (completely allocated)

Product revenue	new caption, no amounts in prior periods

Cost of services sales

Content and Distribution (completely allocated)

Systems and Network Operations (partially allocated)

Sales and Marketing (partially allocated)

General and Administrative (partially allocated)

Depreciation (partially allocated)

Amortization of Intangible Assets (partially allocated)

Cost of product sales	new caption, no amounts in prior periods

Engineering and technology	Systems and Network Operations (partially allocated) Product Development (completely allocated)

The Company also added the caption Total Expenses and Other Income and eliminated the captions Total Operating Expenses and Operating Income. The reclassifications did not impact previously reported revenues, income (loss) before income taxes, net income (loss), total assets, total liabilities, or stockholders’ equity.

The amounts in the Consolidated Statements of Operations for the year ended December 31, 2009 and each of the three months ended March 31, 2010, and March 31, June 30, September 30, and December 31, 2009, have been reclassified as follows (in thousands):

	Three months ended				Year ended December 31, 2009	Three months ended March 31, 2010
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Services revenue	$39,070	$43,763	$54,356	$70,457	$207,646	$61,773

Cost of services sales	22,823	26,763	36,577	50,456	136,619	43,559

Gross profit	16,247	17,000	17,779	20,001	71,027	18,214

Expenses and other income:
Engineering and technology	2,316	2,454	2,231	2,128	9,129	1,906
Sales and marketing	6,948	5,137	6,639	6,654	25,378	6,482
General and administrative	6,246	6,397	6,789	4,189	23,621	6,755
Depreciation	827	846	813	797	3,283	820
Loss (gain) on investments, net	5,351	(335)	—	(302)	4,714	—
Other loss (income), net	(607)	(466)	(472)	(1,137)	(2,682)	137

Total expenses and other income	21,081	14,033	16,000	12,329	63,443	16,100

Income (loss) before income taxes	(4,834)	2,967	1,779	7,672	7,584	2,114
Income tax benefit (expense)	(201)	(82)	32	70	(181)	(570)

Net income (loss)	$(5,035)	$2,885	$1,811	$7,742	$7,403	$1,544

11. Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flows.

Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward looking. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations, businesses, or assets; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.

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

Overview

InfoSpace, Inc. (“InfoSpace,” “our,” or “we”) is a developer of search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. We use our metasearch technology to power our own branded websites and to provide online search services to distribution partners. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others. Some content providers, such as Google and Yahoo!, pay us to distribute their content and we refer to those providers as our customers. Beginning in May 2010, we operate an e-commerce business that includes a collection of more than 200 specialty online retail stores operated under the Mercantila brand.

We offer search services through our websites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We generate the majority of our revenues from our Web search services when an end user of our services clicks on a paid search link provided by a customer and displayed on one of our owned and operated Web properties or displayed on a distribution partner’s Web property. The customer that provided the paid search link receives a fee from the advertiser who paid for the click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our customers for such clicks. Revenue from Google and Yahoo! jointly accounted for over 85% and 95% of our total revenues for the three months ended June 30, 2010 and 2009, respectively. Each of these customers also accounted for more than 10% of our revenues in such periods and we expect this concentration to continue. If either of these customers reduces or eliminates the content it provides to us or our distribution partners, or if either of these customers became unwilling to pay us amounts that it owed us, our business and financial results may materially suffer. Our principal agreements with Google and Yahoo! expire in April 2011 and January 2011, respectively, and we plan to negotiate renewals of these agreements.

Our ability to increase our online search services revenue generated through our owned and operated properties relies on growth in the volume of paid clicks on our owned and operated properties, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. In recent periods, we experienced a decline in revenue generated through our owned and operated properties, with lower average fees per paid click from customers on our owned and operated properties more than offsetting an increase in paid click volumes driven primarily by our marketing initiatives. On April 1, 2010, we purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The operation of the acquired Make The Web Better assets in the second quarter of 2010 increased the proportion of our search revenue generated through our owned and operated properties and reversed the recent trend of declining revenues generated by our owned and operated properties. We expect that the revenue generated by operating the Make The Web Better assets will decline to approximately $3 million to $4 million in the fourth quarter of 2010 because we expect the end-user base of those assets to steadily decrease, and we expect that revenue generated from the operation of our owned and operated Web properties will resume its decline. The revenue generated by the acquired Make The Web Better assets in the three months ended June 30, 2009 was greater than was expected when we acquired the assets. This unexpected performance increased our estimate of the contingent consideration due to Make The Web Better and, accordingly, we recorded a charge of $3.5 million to Other loss (income), net in the three months ended June 30, 2010.

Similarly, our ability to increase our revenue generated from distribution partners depends on growth in the volume of paid clicks on our distribution partners’ Web properties, the fees advertisers pay our customers for these paid clicks, and the percentage of these fees our customers share with us. In recent periods, revenues from certain distribution partners have been adversely affected by our customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us for clicks deemed to be of lesser quality, as well as their examinations of end-user acquisition processes. During the first half of 2010, we discontinued traffic that was not considered to be high quality, and those discontinuations had a material negative impact on our revenues for the first and second quarters of 2010. In an effort to drive quality traffic to our customers, we continue to invest in product development to expand the online search services we offer on our owned sites and those of our distribution partners.

On May 10, 2010, we acquired certain assets from Mercantila, Inc., an internet e-commerce company, at a cost of $7.8 million in cash, plus $6.0 million in liabilities assumed. The acquisition is intended to diversify our business model and expand our operations into the e-commerce industry. We earn revenues in our e-commerce business when we deliver purchases to customers of Mercantila’s Web properties (typically the final criterion in our revenue recognition process). We generally do not maintain inventory for sale, but arrange for our third-party vendors to drop-ship the purchased goods directly to our customers. Our ability to increase our revenue and profitability depends on our success in attracting customers through our marketing activities, retaining them by providing them a satisfying purchase experience, effectively managing our costs, and attracting and retaining high quality third-party vendors.

Our search services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. We expect our e-commerce revenues to be seasonally affected, particularly during the fourth quarter holiday season as Mercantila customers increase their purchases of our products.

Engineering, operations, and product management personnel remain paramount to our ability to deliver high quality online search services and e-commerce experiences, enhance our current technology, and expand our product offerings. As a result, we expect to continue to invest in our workforce and increase our research and development operations. In the second quarter of 2010, we sold our ownership interest in our India office for a nominal amount and entered into an agreement with the buyer to continue to make India-based development resources available to us. Additionally, we may use our cash and short-term available-for-sale investments to acquire businesses and other assets, including businesses and assets that may not be related to online search or e-commerce.

Overview of Second Quarter 2010 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2010. A more detailed discussion, comparing our operating results for the three and six months ended June 30, 2010 and 2009, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the three months ended June 30, 2010, following the Mercantila acquisition described above, we determined that we had two reporting segments: Core and E-Commerce. Our search operations and development-stage business initiatives (such as Haggle) comprise Core, and our Mercantila business comprises E-Commerce. Prior to the acquisition of Mercantila, we used the term “products and services” to refer to our search services. Starting with this quarterly report, and going forward, unless the context indicates otherwise, we use the term “services” to represent search services and the Core segment and the term “products” to represent retail products sold through the E-Commerce segment. See “Note 9: Segment Information” of the Notes to the Unaudited Condensed Consolidated Financial Statements (Part 1, Item 1 of this report) for further information regarding segment presentation.

In the three months ended June 30, 2010, we revised our presentation of our Unaudited Condensed Consolidated Statements of Operations as described in “Note 10: Reclassifications to Unaudited Condensed Consolidated Statements of Operations” of the Notes to the Unaudited Condensed Consolidated Financial Statements (Part 1, Item 1 of this report) and reclassified amounts between the new captions for prior periods. The reclassifications did not impact previously reported revenues, income (loss) before income taxes, net income (loss), total assets, total liabilities, or stockholders’ equity.

Several of our key operating financial measures for the three months ended June 30, 2010 and 2009 in total dollars (in thousands) and as a percentage of associated revenue are presented below.

	Three months ended June 30, 2010		Three months ended June 30, 2009
Revenues:
Services/Core Revenue	$52,363		$43,763
Product/E-Commerce Revenue	7,039		—

Total Revenue	$59,402		$43,763

		% of associated revenue		% of associated revenue
Gross Profit:
Services Gross Profit	$23,221	44.3%	$17,000	38.8%
Product Gross Profit	1,081	15.4%	—	0.0%

Total Gross Profit	$24,302	40.9%	$17,000	38.8%

Segment Income (Loss):
Core Segment Income	$11,306	21.6%	$5,366	12.3%
E-Commerce Segment Loss	(706)	(10.0)%	—	0.0%

Total Segment Income	$10,600	17.8%	$5,366	12.3%

Net Income	$670		$2,885

Adjusted EBITDA (1)	$10,600		$5,366
Revenue from Distribution Partners as % of Search Revenue	64%		71%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

The operation of the acquired Make The Web Better assets, described above, reversed the recent trend of decreasing revenue from search results delivered through our owned and operated properties, with 64% of our search revenue in the three months ended June 30, 2010 generated by results delivered through our distribution partners’ Web properties, as compared to 81% in the three months ended March 31, 2010. We generated 33% and 37% of our search revenue through the Web properties of our top five distribution partners for the three months ended June 30, 2010 and 2009, respectively. The Web properties of our top five distribution partners for the three months ended June 30, 2010 generated 32% of our online search revenue for the three months ended June 30, 2009.

The increase in Core segment income from $5.4 million for the three months ended June 30, 2009 to $11.3 million for the three months ended June 30, 2010 was primarily due to the operation of the acquired Make The Web Better assets, which contributed $7.1 million to segment income for the three months ended June 30, 2010. Product revenue of $7.0 million for the three months ended June 30, 2010 was exclusively comprised of sales through our Mercantila operations from May 11, 2010 to June 30, 2010 which was approximately 56% of the quarterly sales period.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended June 30, 2010 include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, along with those presented below.

Business Combinations and Intangible Assets Including Goodwill

We account for business combinations using the acquisition method and accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. We evaluate the carrying value of our indefinite-lived intangible assets at least annually, and evaluate all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Services Revenue Recognition

Our services revenue, which is recorded in the Core segment, is generated primarily from our Web search services. We generate search revenue when an end user of such services clicks on a paid search link provided by a customer and displayed on one of our owned and operated Web properties or displayed on a distribution partners’ Web property. The customer that provided the paid search link receives a fee from the advertiser who paid for the click and the customer pays us a portion of that fee.

For our services transactions, we are the primary obligor, separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements, and assume the credit risk for amounts invoiced to our customers. For search services, we determine the paid search results, content, and information directed to our owned and operated websites and our distribution partners’ Web properties through our meta-search technology. We earn revenue from our search engine customers by providing paid search results generated from our owned and operated properties and from our distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, we record services revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to us.

Product Revenue Recognition

Our product revenue, which is recorded in the E-Commerce segment, is derived from sales of goods to our customers. We recognize revenue from sales of goods when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, the selling price is fixed or determinable, delivery has occurred and title has passed to the customer, and collectability is reasonably assured. For our sales of goods, we are the primary obligor in the transaction, establish prices and select suppliers, perform order fulfillment services, assume the inventory risk during shipping and for customer returns, and assume the credit risk for amounts invoiced to our customers. Consequently, we record product revenue at its gross sales price.

Cost of Sales

We record the cost of sales for product and services sales when the related revenue is recognized. Cost of services sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of our data centers that serve our search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), and bandwidth costs, cost of sales of our new business initiatives, and usage-based content fees. Cost of product sales consist of the purchase price of goods sold by us to our customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

Product Sales Returns, Chargebacks, and Replacements

We estimate sales returns and credit card chargeback allowances, which reduce product revenue. We estimate the cost of replacing damaged or defective goods sold to customers, which we record as a cost of product sales.

Historical Results of Operations

For the three months ended June 30, 2010, our net income was $670,000. We have incurred net losses on an annual basis for all but four of the years since our inception and have an accumulated deficit of $1.0 billion.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenues. Revenues for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months ended June 30,		Change from 2009	Six months ended June 30,		Change from 2009
	2010	2009		2010	2009
Services Revenue	$52,363	$43,763	$8,600	$114,136	$82,833	$31,303
Product Revenue	7,039	—	7,039	7,039	—	7,039

Total Revenues	$59,402	$43,763	$15,639	$121,175	$82,833	$38,342

The increase in services (and Core segment) revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily due to an increase in revenue from search results delivered through our owned and operated properties. The increase in revenues generated by our owned and operated Web properties was primarily due to the operation of the acquired Make The Web Better assets, which generated $7.4 million of revenue in the three months ended June 30, 2010, which was a greater revenue amount than was expected when we acquired the assets. A distribution partner owned the Make The Web Better assets (and we therefore paid a revenue share) during the three months ended June 30, 2009 and we owned them during the three months ended June 30, 2010. Paid clicks increased on our owned and operated properties for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, and were partially offset by a decrease in average fees per paid click from our customers. The decrease in average fees per paid click was the result of an increase in the proportion of paid clicks derived from our direct marketing initiatives on our owned and operated properties and the operation of the acquired Make The Web Better assets. Average fees paid per click for revenues derived through our direct marketing initiatives historically have been lower than the average fees per paid click for other revenues generated on our owned and operated Web properties. For the three months ended June 30, 2010 and 2009, 64% and 71% of our search revenues, respectively, were generated through our search distribution partners’ Web properties.

The increase in services (and Core segment) revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is primarily due to an increase in revenue from search results delivered through the Web properties of new and existing distribution partners. For the six months ended June 30, 2010 and 2009, 73% and 70% of our search revenues, respectively, were generated through our search distribution partners’ Web properties.

During the first half of 2010, we discontinued traffic that was not considered to be high quality, and those discontinuations had a material negative impact on our revenues for the first and second quarters of 2010.

The product revenue was comprised of sales of product through our Mercantila business.

Cost of Sales. Cost of services sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of our data centers that serve our search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), and bandwidth costs, cost of sales of our new business initiatives, and usage-based content fees. Cost of product sales primarily consist of the purchase price of goods sold by us to our customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

Cost of sales expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three months ended June 30,		Change from 2009	Six months ended June 30,		Change from 2009
	2010	2009		2010	2009
Cost of Services Sales	$29,142	$26,763	$2,379	$72,701	$49,590	$23,111
Percentage of Services Revenue	55.7%	61.2%		63.7%	59.9%

Cost of Product Sales	5,958	—	5,958	5,958	—	5,958

Percentage of Product Revenue	84.6%	0.0%		84.6%	0.0%

Total Cost of Sales	$35,100	$26,763	$8,337	$78,659	$49,590	$29,069

Percentage of Total Revenues	59.1%	61.2%		64.9%	59.9%

The dollar increase in cost of services sales for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily due to costs of sales of our new business initiatives and an increase in revenue sharing expenses related to increases in revenue generated through the Web properties of our distribution partners and increases in our revenue sharing rates, partially offset by the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better.

The dollar increase in cost of services sales for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is primarily due to an increase in revenue sharing expenses related to increases in revenue generated through the Web properties of our distribution partners and increases in our revenue sharing rates, partially offset by the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better.

We anticipate that our revenue sharing expenses paid to our distribution partners will increase in dollars if revenue increases through growth in existing arrangements with our search distribution partners or we add new search distribution partners. If search revenue generated through our distribution partners’ Web properties increases at a greater rate than revenue generated through our own websites, revenue sharing expenses with our distribution partners as a percentage of search revenue will increase. As a result of our acquisition of assets from Make The Web Better in April 2010, we experienced a decrease in services cost of sales as a percentage of services revenue, and a corresponding increase in our gross profit percentage on our search revenue. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenue.

The cost of product sales was comprised of the cost of sales of products through our Mercantila business.

Engineering and Technology Expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our services, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three months ended June 30,		Change from 2009	Six months ended June 30,		Change from 2009
	2010	2009		2010	2009
Engineering and Technology Expenses	$2,803	$2,454	$349	$4,709	$4,770	$(61)
Percentage of Total Revenues	4.7%	5.6%		3.9%	5.8%

The dollar increase for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily comprised of an increase of $649,000 in stock-based compensation expense, which was partially offset by a decrease of $641,000 in employee separation costs. The dollar decrease for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily comprised of a decrease of $662,000 in employee separation costs, which was partially offset by an increase of $528,000 in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated websites (which consist of agency fees, brand promotion expense, market research expense, and online direct marketing expense associated with traffic acquisition, including fees paid to search engines). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three months ended June 30,		Change from 2009	Six months ended June 30,		Change from 2009
	2010	2009		2010	2009
Sales and Marketing Expenses	$8,852	$5,137	$3,715	$15,334	$12,085	$3,249
Percentage of Total Revenues	14.9%	11.7%		12.7%	14.6%

The dollar increase for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily attributable to an increase of $1.1 million in stock-based compensation expense, an increase of $776,000 in online direct marketing expense associated with traffic acquisition, an increase of $773,000 in advertising for Mercantila’s Web properties, an increase of $484,000 in Mercantila personnel costs, exclusive of stock-based compensation expenses, and an increase of $385,000 in employee separation costs.

The dollar increase for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily attributable to an increase of $1.2 million in stock-based compensation expense, an increase of $1.2 million in online direct marketing expense associated with traffic acquisition, an increase of $773,000 in advertising for Mercantila’s Web properties, and an increase of $484,000 in Mercantila personnel costs, exclusive of stock-based compensation expenses. Partially offsetting those increases was a decrease of $589,000 in other market research and public relations costs.

We expect to continue to invest in marketing initiatives to promote new services.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, tax, and audit fees), occupancy and general office expenses, taxes, insurance expenses, certain legal settlements, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three months ended June 30,		Change from 2009	Six months ended June 30,		Change from 2009
	2010	2009		2010	2009
General and Administrative Expenses	$6,907	$6,397	$510	$13,662	$12,639	$1,023
Percentage of Total Revenues	11.6%	14.6%		11.3%	15.3%

The dollar increase for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily attributable to an increase of $718,000 in stock-based compensation expense, which was partially offset by a decrease of $393,000 in expenses related to legal settlements and a decrease of $317,000 in employee separation costs.

The dollar increase for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily attributable to an increase of $995,000 in stock-based compensation expense, an increase of $427,000 in legal fees, and an increase of $401,000 in business taxes. Partially offsetting those increases was a decrease of $855,000 in personnel expenses, exclusive of stock-based compensation expense, and a decrease of $393,000 in expenses related to legal settlements.

Depreciation and Amortization of Other Intangible Assets. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements. Depreciation and amortization of other intangible assets had no material variances for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Loss (Gain) on Investments, Net. For the three and six months ended June 30, 2010, we did not record any gain or loss on investments. For the three months ended June 30, 2009, we recorded a gain on investments of $335,000 on the sale of investments originally purchased as auction rate securities. For the six months ended June 30, 2009, we recorded a loss on investments of $5.0 million, which consisted of $5.4 million in other-than-temporary impairments related to our illiquid auction rate securities, which was partially offset by the $335,000 gain on the sale of a portion of those investments in April 2009. We sold the remainder of those investments originally purchased as auction rate securities in the second half of 2009.

Other Loss (Income), Net. Other loss (income), net for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months ended June 30,		Change from 2009	Six months ended June 30,		Change from 2009
	2010	2009		2010	2009
Interest income	$(82)	$(711)	$629	$(139)	$(1,742)	$1,603
Increase in fair value of contingent liability	3,500	—	3,500	3,500	—	3,500
Foreign currency exchange loss	32	19	13	2	56	(54)
Loss on disposal of fixed assets	72	226	(154)	296	613	(317)

Other loss (income), net	$3,522	$(466)	$3,988	$3,659	$(1,073)	$4,732

In the three months ended June 30, 2010, the financial performance of the operation of the Make The Web Better assets acquired on April 1, 2010 was greater than expected; as a consequence, we estimated that the fair value of the related contingent consideration increased and we recorded a charge of $3.5 million. The decrease in interest income is primarily attributable to a decrease in interest rates.

Income Tax Expense. We recorded income tax expense of $685,000 and $1.3 million in the three and six months ended June 30, 2010, respectively. The Company recorded income tax expense of $82,000 and $283,000 in the three and six months ended June 30, 2009, respectively. In the three and six months ended June 30, 2010 and 2009, income tax expense included U.S. federal, state, and foreign income taxes. In the three months ended June 30, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the application of a valuation allowance against deferred tax assets arising during the period. In the six months ended June 30, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the release of a valuation allowance against deferred tax assets arising during the period. In the three and six months ended June 30, 2009, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences, the U.S. federal alternative minimum tax, and the reversal of a valuation allowance against deferred tax assets reversing during the period.

Non-GAAP Financial Measures

We prepare our consolidated financial statements financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measure of Adjusted EBITDA meets the definition of a non-GAAP financial measure. Adjusted EBITDA is calculated by adjusting net income (loss) determined in accordance with GAAP to exclude the effects of income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, loss (gain) on investments, and other loss (income), net (which includes such items as adjustments to the fair values of contingent liabilities related to business combinations, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income (loss), which we believe to be the most comparable GAAP measure, is presented for the three and six months ended June 30, 2009 and 2010 below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$670	$2,885	$2,214	$(2,150)
Depreciation and amortization of intangible assets	1,764	1,811	3,527	3,622
Stock-based compensation	3,959	1,389	6,239	3,440
Loss (gain) on investments	—	(335)	—	5,016
Other loss (income), net	3,522	(466)	3,659	(1,073)
Income tax expense	685	82	1,255	283

Adjusted EBITDA	$10,600	$5,366	$16,894	$9,138

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of June 30, 2010, we had cash and marketable investments of $223.4 million, consisting of cash and cash equivalents of $55.1 million and available-for-sale short-term investments of $168.2 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds. All of our financial instrument investments held at June 30, 2010 have minimal default risk and short-term maturities.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and application services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to online search or e-commerce. We may use a portion of our cash for special dividends or for common stock repurchases.

We believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. Our anticipated cash needs exclude any payments that may result from pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or business purposes, we may need to change or postpone such business purposes or find alternative financing for such business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

Contractual Obligations and Commitments

Our capital lease commitments are included in our Unaudited Condensed Consolidated Balance Sheets. Our contractual commitments are as follows for the remainder of 2010 and the years ending December 31 (in thousands):

	Remainder of 2010	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$1,002	$1,836	$1,624	$271	$—	$4,733
Purchase commitments	1,323	1,261	1,026	493	—	4,103
Capital lease commitments (net of imputed interest and executory costs)	285	211	—	—	—	496

Total	$2,610	$3,308	$2,650	$764	$—	$9,332

As of June 30, 2010, we have pledged $4.5 million as collateral for standby letters of credit and bank guaranties for certain of our property leases, which is included in other long-term assets in our Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Our net cash flows were comprised of the following for the six months ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Net cash provided by operating activities	$14,175	$9,943
Net cash provided (used) by investing activities	(43,057)	4,137
Net cash provided by financing activities	263	159

Net increase (decrease) in cash and cash equivalents	$(28,619)	$14,239

Net cash provided by operating activities consists of net income (loss) offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2010, consisting of our net income of $2.2 million, non-cash charges of $11.3 million (consisting of stock-based compensation expense, depreciation and amortization of intangible assets, amortization of premium on investments, and loss on disposal or sale of assets), and changes in our operating assets and liabilities of $9.6 million (primarily consisting of decreases in accounts receivable, other long-term assets, and prepaid expenses and other current assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $7.8 million (consisting of decreases in accrued expenses and other current and long-term liabilities and accounts payable) and reclassification of the tax benefit from stock-based award activity to financing activities of $1.1 million.

Net cash provided by operating activities was $9.9 million for the six months ended June 30, 2009, consisting of non-cash charges of $12.9 million (primarily consisting of loss on investments, net, depreciation and amortization, stock-based compensation expense, and loss on disposal of assets) and changes in our operating assets and liabilities of $5.1 million (consisting of increases in accrued expenses and other current and long-term liabilities and a decrease in other long-term assets). These increases were partially offset by our net loss of $2.2 million and cash used by changes in our operating assets and liabilities of $5.9 million (consisting of increases in accounts receivable, notes and other receivables, and prepaid expenses and other current assets and a decrease in accounts payable).

Net cash used by investing activities primarily consists of transactions related to our marketable investments, purchases of property and equipment, and proceeds from the sale of certain assets.

Net cash used by investing activities was $43.1 million for the six months ended June 30, 2010, primarily consisting of purchases of $141.8 million of marketable investments, $16.0 million of net cash used in business acquisitions, and purchases of $997,000 of property and equipment. Partially offsetting cash used by investing activities were proceeds of $115.5 million from the sales and maturities of our marketable investments and proceeds of $306,000 from the sale of assets.

Net cash provided by investing activities was $4.1 million for the six months ended June 30, 2009, primarily consisting of $43.7 million from the maturities of our marketable investments and proceeds of $320,000 from the sale of assets. These increases in cash were partially offset by purchases of $38.1 million of marketable investments and $1.4 million in purchases of property and equipment and cash used in a business acquisition for $395,000.

Net cash used by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, and excess tax benefits generated by stock-based award activity.

Net cash provided by financing activities totaled $263,000 for the six months ended June 30, 2010 and primarily consisted of cash proceeds of $1.8 million from exercise of options and sales of shares through our employee stock purchase plan and tax benefits of $1.1 million generated by stock-based award activity. Partially offsetting cash provided by financing activities was $2.4 million in tax payments from shares withheld upon vesting of restricted stock units and repayment of $291,000 of capital lease obligations.

Net cash provided by financing activities totaled $159,000 in the six months ended June 30, 2009, and primarily consisted of the cash proceeds of $252,000 from sales of shares through our employee stock purchase plan.

Acquisitions

Make The Web Better. On April 1, 2010, we purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with up to $5.0 million in additional consideration payable in cash contingent on expected financial performance. The financial performance of the operation of the Make the Web Better assets in the three months ended June 30, 2010 was greater than was expected when the assets were acquired. As a consequence, our estimate of the fair value of the related contingent consideration increased and we recorded a charge of $3.5 million to other loss (income), net in the three and six months ended June 30, 2010.

Mercantila. On May 10, 2010, we acquired certain assets from Mercantila, Inc., an internet e-commerce company, at a cost of $7.8 million in cash, plus $6.0 million in net liabilities assumed.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2010 have not changed materially from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31,  2009 on file with the Securities and Exchange Commission.

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

PART II—OTHER INFORMATION

Item 1. —Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 6 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. —Risk Factors

RISKS RELATED TO OUR BUSINESS

Most of our revenue is attributable to Google and Yahoo!, and the loss of, or a payment dispute with, either of these customers (or any future significant customer) would harm our business and financial results.

We acquire rights to content from third-party content providers, whom we refer to as customers, and our future success in our online search business is highly dependent upon our ability to maintain and renew relationships with these customers. Google and Yahoo! jointly accounted for over 95% and 85% of our total revenues in the first and second quarters of 2010, respectively, and we expect that concentration will continue. Our principal agreements with Google and Yahoo! expire in April and January 2011, respectively. In addition, Google, Yahoo!, and our other customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or more of their competitors with whom we also do business. This may result in Google, Yahoo!, or other customers not renewing their agreements with us on favorable terms or at all. Google, Yahoo!, and other customers are also our competitors in online search, and they have had relationships with some of our current and potential search distribution partners. In addition to competing with us on their own Web properties, our customers may, in the future, contract directly with our distribution partners to provide online search services. If Google, Yahoo!, or any future significant customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, not renew its contract with us on favorable terms, be unwilling to pay us amounts that it owes us, or dispute amounts it owes us or has paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new customer relationships, or expand our remaining customer relationships, to replace the lost or disputed revenue.

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

The terms of the customer agreements with Google and Yahoo! and related guidelines are subject to differing interpretations by the parties. Google and Yahoo! have in the past suspended, and may in the future, suspend their content provided to our websites or the websites of our distribution partners, without notice, if they believe that we or our distribution partners are not in compliance with their guidelines or are in breach of the terms of their agreements. During such suspension we will not receive any revenue from our site or the site of the affected distribution partner with respect to the suspended content, and the loss of such revenue could harm our business and financial results.

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

We rely on our relationships with online search distribution partners, including Internet service providers, Web portals, and software application providers, for distribution of our online search services. In the first and second quarter of 2010, 78% and 55%, respectively, of our total revenues came from searches conducted by end users on the Web properties of our search distribution partners. If we had not purchased certain assets from Make The Web Better on April 1, 2010, and the revenue generated by those assets had remained owned by a search distribution partner, 67% of our total revenues in the second quarter of 2010 would have come from searches conducted by end users on the Web properties of our search distribution partners. We generated approximately 45% and 29% of our total revenues through relationships with our top five distribution partners in the first and second quarters of 2010, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2010 and 2011. In addition, some of our distributors have the right to immediately terminate their agreements in the event of certain breaches. Such agreements may be terminated, may not be renewed, or may not be renewed on favorable terms, any of which could adversely impact our business and financial results. We anticipate that our distribution costs for our revenue-sharing arrangements with our distribution partners will increase as revenue grows, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

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

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet. Further, if Google, Yahoo!, or other customers perceive that they are not receiving quality traffic from our own websites or the Web property of a distribution partner, they may reduce the fees they pay to us. Either of these factors could have a negative material impact on our business and financial results.

Most of our revenue from our online search business is based on the number of paid clicks on commercial search results served on our owned and operated Web properties or our distribution partners’ Web properties. Each time a user clicks on a commercial search result, the customer that provided the commercial search result receives a fee from the advertiser who paid for the click and the customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are met for an insufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the customer that provided the commercial search result to us. This leads to a loss of revenue for our customers and consequently fewer fees paid to us. Also, if a customer perceives that the traffic originating from one of our Web properties or the Web property of a distribution partner is of poor quality, the customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such website or Web property based on the amount of poor quality traffic the customer deems to have been generated, and accordingly may reduce the fees it would have otherwise paid us. The customer may also suspend or terminate our ability to provide its content through such websites or Web properties if such activities are not modified to satisfy the customer’s concerns. The payment of fewer fees to us or the inability to provide content through such websites or Web properties, particularly the content of Google and Yahoo!, could have a material negative effect on our business and financial results.

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

Initiatives we undertake to improve the quality of the traffic that we send to our customers may not be successful and, even if successful, may result in loss of revenue in a given reporting period. For example, during the first half of 2010, we discontinued traffic that was not considered to be high quality, and those discontinuations had a material negative impact on our revenues for the first and second quarters of 2010.

A significant part of our growth strategy involves identifying, acquiring, or developing and successfully integrating businesses or technologies, some or all of which may not be complementary to our current operations or leverage our current infrastructure and operational experience. Our financial and operating results will suffer if we are unsuccessful in integrating our acquisitions.

An important component of our strategy for future growth is to identify, acquire, or develop and successfully integrate new businesses or technologies into InfoSpace. For example, as a result of our May 2010 acquisition of certain assets of Mercantila, Inc., we began operating an e-commerce business that includes a collection of more than 200 specialty online retail stores. We may be unable to identify acceptable targets for acquisition or development, and if we are successful, we will likely decide to diversify our business by acquiring targets that may not be complementary to our current online search or e-commerce operations and may not leverage our existing infrastructure or operational experience. Further, competition for acquisitions has been, and may in the future continue to be, intense. As a result, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms. Moreover, any such acquisition may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions.

Acquisitions or development of new businesses or technologies may involve the use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities, or amortization expenses related to certain intangible assets. If outside financing is needed, we may be unable to obtain it on acceptable terms, or at all, in light of the current capital market conditions and other factors. The cost of development or acquisition, as the case may be, may be greater than anticipated by us or investors.

Acquisitions involve numerous other risks that could materially and adversely affect our results of operations or stock price, including:

•

difficulties in assimilating the operations, products, technology, information systems and management, and other personnel of acquired companies that result in unanticipated costs, delays, or allocation of resources;

•	the dilutive effect on earnings per share as a result of issuances of stock as well as incurring operating losses and the amortization of intangible assets for the acquired business;

•	initial stock volatility due to the perceived value of the acquired business by investors;

•	diverting management’s attention from current operations and other business concerns, including potential strain on financial and managerial controls and reporting systems and procedures;

•

disruption of our ongoing business or the ongoing acquired business, including impairment of existing relationships with our employees, distributors, suppliers, or customers or those of the acquired companies;

•	diversion of capital from other uses;

•	failing to achieve the anticipated benefits of the acquisitions in a timely manner, or at all;

•

difficulties in acquiring foreign companies, including risks related to integrating operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries; and

•	adverse outcome of litigation matters assumed in or arising out of the acquisitions.

Developing or acquiring a technology, service, or business, and then integrating that technology, service, or business into InfoSpace, will be complex, time consuming, and expensive, particularly if we acquire a technology, service, or business that is not in our current industries of online search and e-commerce. For example, the successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and, in the case of an acquisition, the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. Moreover, there can be no assurance that the short- or long-term value of any technology or business that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

Our new e-commerce business is subject to many risks.

Our e-commerce business is still in development, and we cannot ensure that it will succeed. We intend to try to offer additional types of products or related e-commerce services through our e-commerce sites, but cannot provide assurance that any of them will be successful or that their failure will not result in harm to our overall business. The additions and modifications to our business as a result of our expansion into e-commerce have increased the complexity of our business. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth in our e-commerce business effectively, which could damage our reputation, limit our growth in other areas, and negatively affect our operating results.

Our new e-commerce business is subject to a number of additional risks, including the following risks and risks described elsewhere in this Item 1A, among others:

•

the risk that we will be unable to attract and retain customers cost-effectively, which would harm our ability to achieve and maintain profitability. Because much of our current e-commerce business is based on one-time transactions with customers for relatively high-priced items, we must constantly acquire new customers. We rely on relationships with online services, search engines, affiliate marketing websites, directories, and other websites and e-commerce businesses to host and provide content, advertising banners, and other links that direct customers to our e-commerce websites, and if we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers could be harmed;

•

the risk that we may owe back taxes and penalties in the event that states in which we do not currently remit sales tax successfully assert that we are required to remit sales tax on products we sell to consumers in those states. If we are forced to remit sales tax for products sold in a particular jurisdiction, we may also be required to increase product prices for customers in that jurisdiction, which could impair our ability to compete for those customers (particularly for sales of higher value items) and harm our revenue;

•	the risk that we will fail to detect and sufficiently control credit card fraud, which could reduce our net revenues and our gross profit percentage;

•

the risk of product liability claims, which could result in costly and time-consuming litigation, decreased sales, damage to our brands, and material adverse effects on our business, financial position and operating results, particularly if the claim exceeds our or the vendor’s insurance coverage or the vendor lack the financial ability or willingness to properly indemnify us for the claim;

•

the risk of a significant number of merchandise returns, which could harm our business, reputation, and results of operations, and the risk that any change to returns policies intended to reduce the number of product returns may result in customer dissatisfaction, fewer initial sales, and fewer repeat customers; and

•	risks associated with acquisitions.

If we do not address these and other risks timely and effectively, our e-commerce business may not succeed.

We rely substantially on third-party relationships for our e-commerce business. If these relationships do not continue on favorable terms, or if the third parties do not perform in the manner we expect, our business will suffer.

We rely on our relationships with independent product vendors for almost all of the products that we offer for sale on our e-commerce websites. Our business will suffer if we are unable to develop and maintain relationships with product vendors that allow us to obtain sufficient quantities of merchandise on acceptable commercial terms and in a timely manner. We have relationships with approximately 2,000 vendors for the products we offer for sale on our websites. We depend on our vendors to provide almost all of the products we sell, as we do not generally keep products we sell in inventory. If we do not maintain our existing relationships or build new relationships with vendors on acceptable commercial terms, we may be unable to maintain a broad selection of merchandise. We generally do not have long-term supply agreements with our vendors. As a result, we cannot guarantee high levels of product quality and selection because our vendors generally do not have a continuing obligation to provide us with merchandise at historical levels or at all. In most cases, our relationships with our suppliers do not restrict the suppliers from selling their inventory to other traditional or online merchandise liquidators or retailers, which could in turn limit the selection of products available on our websites, particularly during peak seasons for those products.

In addition, we rely upon third-party delivery services for the shipment of products to customers. These relationships may not continue on terms we find acceptable, or at all, if our relationships with third-party delivery services are terminated or impaired, or if these third parties are unable to deliver products for us because of labor issues, deteriorating financial or business conditions, natural disasters, or any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all. In addition, third-party delivery services may not ship to our customers on a timely and consistent basis. Unexpected increases in shipping costs, delivery times, or damaged products could harm our business, reputation, and financial condition and results of operations.

We also have agreements with third-party service providers to provide processing and administrative functions with respect to our e-commerce call center, warehouse, email and online marketing, search engine optimization, and other areas. Services provided by third parties could be interrupted as a result of many factors, such as natural disasters, failures of the providers’ technology or personnel, or inability to manage peak demand during busy seasons. Failure by third parties to provide us with these services on a timely basis and within our service level expectations could harm our business. In addition, to the extent we are unable to maintain our outsourcing arrangements, we may incur substantial costs to either bring those services in-house or transition them to other providers, which may not be successful. In the interim, we could face significant losses in revenue due to decreased ability to market, accept, or fulfill orders.

We have a history of incurring net losses, we may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We have incurred net losses on an annual basis for all but four of the years since our inception, and as of June 30, 2010, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including but not limited to losses resulting from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges, or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to achieve and maintain consistent profitability in the future.

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

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•

changes or potential changes in our relationships with Google or Yahoo! or future significant search customers, such as effects of changes to their requirements or guidelines or their measurement of the quality of traffic we send to their advertiser networks, and any resulting loss or reduction of content that we can use or make available to our distribution partners;

•

the loss, termination, or reduction in scope of key distribution relationships in our search business, for example as a result of distribution partners licensing content directly from content providers, or any suspension by our customers (particularly Google and Yahoo!) of the right to use or distribute content on the Web properties of our distribution partners;

•	our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•

the mix of search revenues generated by our owned and operated Web properties versus our distribution partners’ Web properties (for example, such as the improvement in our financial results for the second quarter of 2010 that resulted from our acquisition of certain assets including Web properties from Make The Web Better, a distribution partner, in April 2010);

•	the mix of revenues generated by our search business and our e-commerce business versus other businesses we develop or acquire;

•	our ability to attract and retain quality traffic;

•	litigation expenses, including but not limited to settlement costs;

•	variable demand for our products and services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our customers, or our distribution partners;

•	increases in the costs or availability of content for our search services or the costs or availability of products for our e-commerce business;

•	additional restructuring charges we may incur in the future;

•	seasonality of e-commerce business;

•

the continuing impact of the economic downturn, which has in the past led to and may in the future lead to lower online advertising spend by advertisers and decreases in discretionary consumer spending, resulting in lower monetization rates for paid search and decreased revenue or slower revenue growth from our e-commerce sites (particularly since we offer many products that consumers may view as discretionary items rather than necessities);

•	changes in commodity prices affecting our e-commerce business, which may increase our vendors’ costs and, as a result, our costs for acquiring the products we sell;

•

changes in energy costs, which may increase our shipping costs in our e-commerce business, particularly since many of the products we sell have high shipping costs that are particularly susceptible to additional costs resulting from increases in energy prices;

•

the adoption of new laws, rules or regulations, or new court rulings, that adversely affect our ability to continue to acquire content and distribute our search services or the ability of our customers or distribution partners to continue to provide us with their content or distribute our services, that affect our ability to operate an e-commerce business or offer non-search products and services such as our recently launched Haggle.com auction service, or increase our potential liability;

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

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). Between January 8, 2008, which was the date that we paid our most recent special dividend, and June 30, 2010, our stock price ranged from $5.20 to $12.52. On July 30, 2010, the closing price of our common stock was $7.83. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new search customers, new distribution partner relationships, or other business developments by us, our customers, distribution partners, or competitors;

•	conditions or trends in the online search services or e-commerce markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity offerings resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our recently launched e-commerce and Haggle.com businesses expose us to new regulatory risks.

In May 2010, we acquired certain assets from Mercantila, Inc. and began operating an e-commerce business. In that business, we are subject to the same federal, state, and local laws as other companies conducting a retail business on the Internet. Today there are relatively few laws specifically directed towards e-commerce and conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, behavioral advertising, fraud, product quality and safety, taxation, advertising, intellectual property rights, and information security. Additionally, laws governing the safety of the products that we sell may adversely affect us. Unfavorable laws and regulations could diminish the demand for our products, increase our cost of doing business, and prevent us from offering products or conducting business in jurisdictions for which regulatory compliance becomes too burdensome or expensive.

In the fourth quarter of 2009, we launched www.haggle.com, a competitive shopping website. Shoppers pre-purchase packs of bids for a small fee, and the bidding itself helps cover the cost of the items up for auction. In some cases, the total amount spent on bids used during the auction exceeds the cost of the item. In others, the total amount spent on bids is less than the cost of the item. The progress and success of a new business line entails substantial uncertainty. In particular, it is unclear how current and future governmental regulation will affect the Haggle.com business. Numerous states and foreign jurisdictions have regulations regarding auctions and may attempt to impose those regulations on us or on Haggle.com users. We must also comply with federal and state laws and regulations governing online promotions and the taxation of Internet commerce, and addressing these regulations could require us to develop additional technology or otherwise expend significant time and expense. We understand that some academics and others have suggested that prepaid bidding fee auctions resemble games of chance and/or gambling. We believe that the results of Haggle.com auctions depend on the skill of the participants and that, because the last bidder purchases the item at the final bid price, the items in the auction are not “prizes” won by “wagering.” If lawmakers or regulators were to decide that bidding fee auctions are games of chance or constitute gambling, businesses like Haggle.com could become illegal or subject to regulation as online gambling. We would be unable to conduct our Haggle.com business in any jurisdiction that prohibits prepaid bidding fee auctions, and we may be unable to continue operating Haggle.com in other jurisdictions where regulatory compliance becomes too burdensome or expensive.

If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our online search and e-commerce businesses are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. We have recently experienced significant changes at our executive management level and we may experience more changes in the future. Changes of management or key employees may cause disruption to our operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully and timely manage our business or achieve our business objectives. For example, the success of our new e-commerce business is dependent on the knowledge, experience, and relationships of the key leadership personnel who joined us in the acquisition of the Mercantila assets. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

In light of current market conditions, the value of stock options or restricted stock units granted to employees may cease to provide sufficient incentive to our employees.

Like many technology companies, we use stock options, restricted stock units, and other equity-based awards to recruit technology professionals and senior level employees. We now issue only restricted stock units to employees, other than executives and selected employees, because stock options are not currently seen as providing enough incentive to attract or retain employees. With respect to those employees to whom we issue options, we face a significant challenge in retaining them if the value of these stock options (together with the value of any restricted stock units) is either not substantial enough or so substantial that the employee leaves after their stock options or restricted stock units have vested. If our stock price does not increase significantly above the exercise prices of our options, we may need to issue new options, in order to motivate and retain our executives; or if option programs become impracticable, we may need to issue other equity incentives or increase other forms of compensation. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake, including the restricted stock unit awards, will be successful in motivating and retaining our employees.

Our online search services may expose us to claims relating to how the content was obtained, distributed, or displayed.

Our online search services link users, either directly through our own websites or indirectly through the Web properties of our distribution partners, to third-party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our customers was obtained or provided by our customers. Such claims could include the following: infringement of patent, copyright, trademark, trade secret, or other intellectual property or proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; pornography; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have obligations to indemnify and hold harmless certain of our customers or distribution partners for damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our services. As a result, these claims could result in material harm to our business.

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

Our website and transaction management software, data center systems or the systems of the third-party co-location facilities in which they are located could fail or become unavailable, which could harm our reputation, result in a loss of revenues and current or potential customers, and cause us to breach agreements with our partners.

Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could reduce our sales and impair our ability to properly process transactions. We use internally developed and third-party systems for our websites and certain aspects of transaction processing. Some of our systems, particularly in our e-commerce business, are relatively new and untested, and thus may be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information.

We provide our own data center services for our online search business from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Our e-commerce infrastructure is partially hosted in a separate co-location facility that has system redundancy but not location redundancy, and partially hosted on a cloud-based system that has full redundancy. Our systems and operations could be damaged or interrupted by fire, flood, earthquakes, or other natural disasters, power loss, telecommunications failure, Internet breakdown, break-in, or other events beyond our control. We could face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, such third-party co-location facilities and data center systems use sophisticated equipment, infrastructure, and software that may contain bugs or suffer outages that could interrupt service. During the period in which service is unavailable, we will be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide services through our data centers. For these reasons, our business and financial results could be materially harmed if our systems and operations are damaged or interrupted, including if we are unable to develop, or if we or our third-party co-location facility providers are unable to successfully manage, the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic to our e-commerce websites or to search services infrastructure increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party co-location facility providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our search services or we fail to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

The security measures we have implemented to secure information we collect and store may be breached. Security breaches may pose risks to the uninterrupted operation of our systems and could cause us to breach agreements with our customers and distribution partners, expose us to mitigation costs, litigation, potential investigation and penalties by authorities, potential claims by persons whose information was disclosed, and damage our reputation.

Our networks or those from third parties that we utilize may be vulnerable to unauthorized access by hackers or others, computer viruses, and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We receive, retain, and transmit certain personal information about our e-commerce customers and website visitors, using technology and networks provided by third parties to provide the security and authentication used to transmit confidential information, including payment information. Subscribers to some of our online search services are required to provide information that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could result in significant harm to our business.

We take, and we believe our third-party providers take, reasonable steps to protect the security, integrity, and confidentiality of the information that is collected and stored, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required under existing and proposed laws to notify persons whose information was disclosed or accessed. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities, and potential claims by persons whose information was disclosed. Any such claims could result in costly litigation or liability, be time consuming to resolve, damage our reputation, and divert the attention and resources of management and other personnel.

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

If others claim that our services infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.

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

Third parties have in the past and may in the future make claims against us alleging infringement of copyrights, trademarks, trade secret rights, intellectual property or other proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our services, or require us to enter into royalty or licensing agreements. Our technology and intellectual property may not be able to withstand any third-party claims or rights against their use. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

We do not regularly conduct patent searches to determine whether the technology used in our services infringes patents held by third parties. Patent searches may not return every issued patent that may be deemed relevant to a particular product or service. It is therefore difficult to determine, with any level of certainty, whether a particular product or service may be construed as infringing a U.S. or foreign patent. Because patent applications in the United States are not immediately publicly disclosed, applications may have been filed by third parties that relate to our services. In addition, other companies, as well as research and academic institutions, have conducted research for many years in the search technology field, and this research could lead to the filing of further patent applications or affect filed applications.

If we were to discover that our services violated or potentially violated third-party proprietary rights, we might be required to obtain licenses that are costly or contain terms unfavorable to us, or expend substantial resources to reengineer those services so that they would not violate such third-party rights. Any reengineering effort may not be successful, and any such licenses may not be available on commercially reasonable terms, if at all. Any third-party infringement claims against us could result in costly litigation or liability and be time consuming to defend, divert management’s attention and resources, cause product and service delays, or require us to enter into royalty and licensing agreements.

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

To protect our rights in our services and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or technology, or obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our competitive position could be weakened.

Effectively policing the unauthorized use of our services and technology is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technology or other proprietary assets. The efforts we have taken to protect our proprietary rights may not be sufficient or effective, and unauthorized parties may obtain and use information, marks, or technology that we regard as proprietary, copy aspects of our services, or use similar marks or domain names. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as protection is not sought or obtained in every country in which our services and technology are available and it is often more difficult and costly to enforce our rights in foreign jurisdictions. Moreover, the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States and intellectual property developed for us by our employees or contractors in foreign jurisdictions may not be as protected as if created in the United States.

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

As of June 30, 2010, we had NOLs of approximately $815 million that will expire over an eleven to twenty year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated by a change of ownership, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

Under our agreements with our former mobile content providers, we calculated our royalty liability based on inputs from various sources of data and have been and continue to be subject to audits by our former mobile content providers. If our former mobile content providers disagree with the royalty amounts we calculated were due to them and we are unable to resolve those disagreements amicably, it may subject us to potential litigation and substantial costs even if it is found that the amounts we determined were due to them were accurate. If a former mobile content provider prevails in showing that the royalty amount due to it was not what was intended under our agreement with them and our estimate of the royalty liability was significantly different, it could subject us to significant liability to the affected mobile content provider and have an adverse effect on our business and financial results. Two former mobile content providers initiated law suits against us due to such type of disagreements which have since been settled and did not have a material adverse effect on our business or results of operations. It is possible that other former mobile content providers may disagree with the royalty amount due to them and initiate their own litigation, or may allege a disagreement as a means to obtain an audit to search for other potential claims, such as intellectual property infringement. Any claims by former mobile content providers could result in costly litigation, liability, and diversion of management’s attention and resources, and any adverse outcomes could have a material adverse effect on our business and financial results.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

We may be unable to compete successfully in the online search and e-commerce markets.

We face intense competition in the online search and e-commerce markets, both of which are extremely competitive and rapidly changing. In addition, the retail business for the products we sell on our e-commerce sites has few barriers to entry. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Our competitors in the e-commerce business include general merchandise retailers and specialty retailers with an online presence, brick-and-mortar stores (both national and local), or both, as well as our own vendors selling direct to consumers or through other retailers. Some of the companies we compete with in online search are currently customers of ours, the loss of any of which could harm our business. If we are unable to match or exceed our competitors’ product offerings, marketing reach, and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the online search and e-commerce markets and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

Additionally, our business and financial results could be adversely affected as well if our search distribution partners create their own services that compete or replace the services we provide or they acquire such services from other sources. We continue to experience increased competition from search customers seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

Consolidation in the industries in which we operate could lead to increased competition and loss of customers.

The Internet industry (including online search and retail) has experienced substantial consolidation. This consolidation may continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•

search customers could acquire or be acquired by one of our other search customers, enter into new business relationships with each other, and stop licensing content to us or gain additional negotiating leverage in their relationships with us;

•	our search distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our search distribution partners could merge with each other, which could reduce our ability to negotiate favorable terms; and

•

competitors in online search or retail (including both brick-and-mortar and Internet retail) could improve their competitive positions through strategic acquisitions or new business relationships with each other.

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

Any failure by us to comply with our posted privacy policies, Federal Trade Commission (“FTC”) requirements, or other privacy-related laws and regulations could result in proceedings by the FTC or others, including potential class action litigation, which could potentially have an adverse effect on our business, results of operations, and financial condition. For example, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy and data protection issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

The FTC has recommended that search engine providers delineate paid-ranking search results from non-paid results. To the extent that we are required to modify presentation of search results as a result of specific regulations or requirements that may be issued in the future by the FTC or other state or federal agencies or legislative bodies with respect to the nature of such delineation or other aspects of advertising in connection with online search services, revenue from the affected search engines could be negatively impacted. With respect to our e-commerce business and our Haggle.com business, we must comply with regulations governing online promotions and the taxation of items sold online and the taxation of Internet commerce, and addressing these regulations may require us to develop additional technology or otherwise expend significant time and expense. We understand that some academics and others have suggested that prepaid bidding fee auctions resemble games of chance and/or gambling. We believe that the results of Haggle.com auctions depend on the skill of the participants and that, because the last bidder purchases the item at the final bid price, the items in the auction are not “prizes” won by “wagering.” If lawmakers or regulators were to decide that bidding fee auctions are games of chance or constitute gambling, businesses like Haggle.com could become illegal or subject to regulation as online gambling. In addition, complaints about online auction fraud consistently rank near the top of the list of complaints received by the FTC, and the FTC may use its authority to regulate unfair and deceptive trade practices to implement rules governing bidding fee auctions in particular. We would be unable to conduct our Haggle.com business in any jurisdiction that prohibits prepaid bidding fee auctions, and we may be unable to continue operating Haggle.com in other jurisdictions where regulatory compliance becomes too burdensome or expensive.

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

Our success depends, in large part, on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity, and security and to develop services that enable reliable Internet access and services. As the Internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet’s performance or reliability may suffer as a result of this continued growth. Some of the companies that we rely upon to maintain network infrastructure may lack sufficient capital to take the necessary steps to support such demands or their long-term operations. The failure of the internet infrastructure would substantially undermine our operations and may have a material adverse effect on our business and financial results.

Item 6.—Exhibits

Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Employment agreement effective as of May 10, 2010 between InfoSpace, Inc. and Nikhil Behl				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/S/ DAVID B. BINDER
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Dated: August 4, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Employment agreement effective as of May 10, 2010 between InfoSpace, Inc. and Nikhil Behl				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Indicates a management contract or compensatory plan or arrangement.