Form 10-Q
period 2010-09-30
INFOSPACE INC
filed 2010-11-05
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, Par Value $0.0001	36,135,527

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signature		39

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$136,035	$83,750
Short-term investments, available-for-sale	91,869	142,647
Accounts receivable, net of allowance of $10 and $23	16,721	28,466
Other receivables	4,071	2,953
Prepaid expenses and other current assets	2,888	2,526

Total current assets	251,584	260,342
Property and equipment, net	8,432	12,315
Goodwill	69,878	44,815
Other intangible assets, net	1,536	457
Other long-term assets	4,035	4,287

Total assets	$335,465	$322,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,258	$6,736
Accrued expenses and other current liabilities	35,954	34,131

Total current liabilities	42,212	40,867
Other long-term liabilities	1,304	1,514

Total liabilities	43,516	42,381
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, par value $0.0001 - authorized, 900,000,000 shares; issued and outstanding 36,088,476 and 35,391,122 shares	4	4
Additional paid-in capital	1,313,546	1,303,667
Accumulated deficit	(1,023,064)	(1,025,176)
Accumulated other comprehensive income	1,463	1,340

Total stockholders’ equity	291,949	279,835

Total liabilities and stockholders’ equity	$335,465	$322,216

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Services revenue	$50,524	$54,356	$164,660	$137,189
Product revenue	11,193	—	18,232	—

Total revenues	61,717	54,356	182,892	137,189
Cost of sales:
Services cost of sales	28,849	36,577	101,550	86,167
Product cost of sales	9,860	—	15,818	—

Total cost of sales	38,709	36,577	117,368	86,167

Gross profit	23,008	17,779	65,524	51,022

Expenses and other income:
Engineering and technology	2,661	2,231	7,370	7,001
Sales and marketing	10,087	6,639	25,421	18,724
General and administrative	9,479	6,789	23,141	19,428
Depreciation	818	813	2,461	2,486
Amortization of intangible assets	122	—	162	—
Loss on investments, net	—	—	—	5,016
Other loss (income), net	427	(472)	4,086	(1,545)

Total expenses and other income	23,594	16,000	62,641	51,110
Income (loss) before income taxes	(586)	1,779	2,883	(88)
Income tax benefit (expense)	484	32	(771)	(251)

Net income (loss)	$(102)	$1,811	$2,112	$(339)

Income (loss) per share – Basic
Net income (loss) per share	$(0.00)	$0.05	$0.06	$(0.01)

Weighted average shares outstanding used in computing basic income (loss) per share	35,969	35,035	35,731	34,945

Income (loss) per share – Diluted
Net income (loss) per share	$(0.00)	$0.05	$0.06	$(0.01)

Weighted average shares outstanding used in computing diluted income (loss) per share	35,969	35,766	36,770	34,945

Comprehensive income (loss):
Net income (loss)	$(102)	$1,811	$2,112	$(339)
Foreign currency translation adjustment	189	(5)	1	(99)
Unrealized gain (loss) on investments, available-for-sale, net	(18)	(269)	122	(748)
Reclassification adjustment for gains on investments, available-for-sale, included in net income (loss)	—	—	—	(335)
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	—	—	186

Comprehensive income (loss)	$69	$1,537	$2,235	$(1,335)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$2,112	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on investments, net	—	5,016
Stock-based compensation	9,301	7,374
Depreciation and amortization of intangible assets	5,397	5,440
Deferred income taxes	—	186
Excess tax benefits from stock-based award activity	(1,097)	—
Amortization of premium (accretion of discount) on investments, net	1,271	(26)
Loss on disposals of assets	1,180	635
Other	(18)	254
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	12,404	(6,234)
Notes and other receivables	(297)	(3,042)
Prepaid expenses and other current assets	866	(426)
Other long-term assets	251	359
Accounts payable	(5,307)	144
Accrued expenses and other current and long-term liabilities	(6,141)	6,984

Net cash provided by operating activities	19,922	16,325

Investing activities:
Business acquisitions, net of cash acquired	(15,985)	(395)
Purchases of property and equipment	(1,598)	(1,654)
Other long-term assets	—	159
Proceeds from the sales of assets	307	611
Proceeds from sales and maturities of investments	208,727	75,600
Purchases of investments	(159,091)	(47,317)

Net cash provided by investing activities	32,360	27,004

Financing activities:
Proceeds from stock option exercises	1,886	6
Proceeds from issuance of stock through employee stock purchase plan	350	399
Excess tax benefits from stock-based award activity	1,097	—
Tax payments from shares withheld upon vesting of restricted stock units	(2,891)	—
Repayment of capital lease obligation	(439)	(420)

Net cash provided (used) by financing activities	3	(15)

Net increase in cash and cash equivalents	52,285	43,314

Cash and cash equivalents:
Beginning of period	83,750	49,936

End of period	$136,035	$93,250

Non-cash items:
Business acquisition transactions:
Stock issued	$—	$809
Net liabilities assumed	(5,997)	(56)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide online search services to distribution partners. Partner versions of Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as search customers. Beginning in May 2010, the Company also operates an e-commerce business that includes a collection of more than 200 specialty online retail stores operated under the Mercantila brand.

The Company has two reporting segments: Core and E-Commerce. The Company’s search operations comprise Core and the Company’s operation of its Mercantila business comprises E-Commerce. Unless context indicates otherwise, the Company uses the term “services” to represent search services and the Core segment; it also uses the term “products” to represent retail products sold through the E-Commerce segment.

A reclassification has been made to prior year financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2009, the net accretion of discounts on investments is separately presented as a component of net cash provided by operating activities; it was previously presented under the caption of “Other.” This reclassification had no effect on previously reported net cash provided by operating activities in the Unaudited Condensed Statement of Cash Flows.

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

Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

2. Summary of Critical Accounting Policies

The Company’s critical accounting policies and methodologies during the three and nine months ended September 30, 2010 include those described in its Annual Report on Form 10-K for the year ended December 31, 2009, along with those presented below.

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

Services Revenue Recognition: The Company’s services revenue, which is recorded in the Core segment, is generated primarily from its Web search services. The Company generates search revenue when an end user of such services clicks on a paid search link provided by a search customer and displayed on one of the Company’s owned and operated Web properties or displayed on a distribution partners’ Web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays the Company a portion of that fee.

For the Company’s services transactions, the Company is the primary obligor, separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements, and assumes the credit risk for amounts invoiced to its search customers. For search services, the Company determines the paid search results, content, and information directed to its owned and operated websites and its distribution partners’ Web properties through its meta-search technology.

The Company earns revenue from its search customers by providing paid search results generated from its owned and operated properties and from its distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, the Company records services revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company.

Product Revenue Recognition: The Company’s product revenue, which is recorded in the E-Commerce segment, is generated from sales of products to its customers. The Company recognizes revenue from sales of products when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, the selling price is fixed or determinable, delivery has occurred and title has passed to the customer, and collectability is reasonably assured.

For the Company’s sales of product transactions, the Company is the primary obligor, establishes prices and selects suppliers, performs order fulfillment services, assumes the inventory risk during shipping and for customer returns, and assumes the credit risk for amounts invoiced to its customers. Consequently, the Company records product revenue at its gross sales price.

Cost of Sales: The Company records the cost of sales for product and services when the related revenue is recognized. Cost of services sales primarily consists of costs related to revenue sharing arrangements with the Company’s distribution partners, certain costs associated with the operation of the Company's data centers that serve the search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and usage-based content fees. Cost of product sales consist of the purchase price of goods sold by the Company to its customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

Product Sales Returns and Replacements: The Company estimates sales returns, which reduce product revenue. The Company estimates the cost of replacing damaged or defective goods sold to customers, which is recorded as a cost of product sales.

3. Fair Value Measurements

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$106,860	$106,860	$—	$—
Available-for-sale securities	91,869	91,869	—	—

	$198,729	$198,729	$—	$—

Available-for-sale securities represents the Company’s investment of its excess cash in high quality marketable investments, including securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds.

There were no balances outstanding in financial assets measured on a recurring basis by using significant Level 2 or Level 3 inputs at December 31, 2009 or September 30, 2010. Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the three and nine months ended September 30, 2009 are as follows (in thousands):

Financial assets using significant Level 3 inputs for determining fair value For the three and nine months ended September 30, 2009
Balance at December 31, 2008	$13,916
Other-than-temporary impairment, recorded to loss on investments	(5,351)
Increase in fair value, recorded to other comprehensive income	335
Sale of financial instruments	(700)

Balance at June 30 and September 30, 2009	$8,200

Between September 30, 2009 and December 31, 2009, the Company sold the remainder of its investments for which fair values were determined by using significant Level 3 inputs.

4. Stock-Based Compensation

Stock-based compensation expense includes the cost related to restricted stock units (“RSUs”) and stock options granted under the Company's equity award plans and employee stock purchase plan, and certain shares issued pursuant to acquisition agreements. The following amounts are included in each caption in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Services cost of sales	$137	$202	$390	$408
Engineering and technology	252	620	1,135	975
Sales and marketing	1,106	920	2,789	1,374
General and administrative	1,567	2,192	4,987	4,617

Total	$3,062	$3,934	$9,301	$7,374

Excluded and capitalized as part of internal-use software	$—	$104	$121	$213

The total intrinsic value of RSUs vested, options exercised, and shares purchased pursuant to the employee stock purchase plan during the three and nine months ended September 30, 2010 and 2009 is supplemental information for the Unaudited Condensed Consolidated Statements of Cash Flows and is presented below (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
RSUs vested	$1,380	$956	$6,850	$2,708
Options exercised	$10	$4	$366	$4
Shares purchased pursuant to ESPP	$32	$26	$107	$70

To determine the stock-based compensation expense that was recognized with respect to RSUs and stock options in the three and nine months ended September 30, 2010 and 2009, the Company used the fair value at date of grant for RSUs and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for stock option grants:

	Employee stock option plans
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.99%	1.72%	1.31%	1.33%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	51%	51%	51%	51%
Expected life	3.1 years	3.2 years	3.1 years	3.2 years

Additionally, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for shares issued under its employee stock purchase plan in the three and nine months ended September 30, 2010 and 2009:

	Employee stock purchase plan
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.21%	0.36%	0.20%	1.01%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	43%	63%	44%	62%
Expected life	6 months	6 months	6 months	6 months

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding, basic	35,969	35,035	35,731	34,945
Dilutive stock options and RSUs	—	731	1,039	—

Weighted average common shares outstanding, diluted	35,969	35,766	36,770	34,945

Antidilutive stock options and RSUs excluded from dilutive share calculation	3,085	1,564	1,485	2,147
Outstanding stock options with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	5,458	5,228	3,954	5,353

6. Commitments and Contingencies

The Company's capital lease commitments are included in the Company's Unaudited Condensed Consolidated Balance Sheets. The Company’s contractual commitments are as follows for the remainder of 2010 and the years ending December 31 (in thousands):

	Remainder of 2010	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$501	$1,836	$1,624	$271	$—	$4,232
Purchase commitments	916	1,306	1,026	493	—	3,741
Capital lease commitments (net of imputed interest and executory costs)	143	211	—	—	—	354

Total	$1,560	$3,353	$2,650	$764	$—	$8,327

As of September 30, 2010, the Company has pledged $4.4 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in Other long-term assets.

Litigation

On December 17, 2008, Anne D. Manos filed a shareholder derivative action against current and former officers and directors of the Company, as well as nominal defendant InfoSpace, in the Superior Court of the State of Washington in and for King County (“Court”). Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company. Instead, the plaintiff seeks to invalidate and recover certain payments made to the defendant officers and directors pursuant to a compensation program established by the Company's board of directors, which was designed to offset the diminution in value to InfoSpace employees’ and directors' options that occurred as a result of cash distributions to stockholders in May 2007 and January 2008. Specifically, the plaintiff alleges that the defendant officers and directors breached their fiduciary duties by accepting these payments and by approving the compensation program. On February 11, 2009, Ms. Manos filed a First Amended Complaint (“Complaint”), which is substantively identical to her original complaint, adding James N. Mercer as co-plaintiff. On March 20, 2009, the Company moved to dismiss the Complaint based on the plaintiffs' failure to make the requisite pre-filing demand on the Company's board of directors. The individual defendants also moved to dismiss the Complaint for failure to state a claim for relief. On July 1, 2009, the Court denied the Company’s motion to dismiss. The Court granted in part the individual defendants’ motion and dismissed the non-director officers from the lawsuit after finding that the officers’ acceptance of payments under the compensation program was insufficient to constitute a breach of their fiduciary duties. On July 13, 2009, the directors answered the Complaint, denying all wrongdoing. On February 26, 2010, the Company answered the Complaint. On June 22, 2009, the Company appointed a Special Litigation Committee to investigate the claims made by the derivative plaintiffs. The case was stayed pending the completion of the Special Litigation Committee’s investigation and that stay has effectively continued while the parties to the litigation conducted settlement discussions. On September 14, 2010, the Company entered into a settlement agreement with plaintiffs, defendants, and certain third parties. The settlement agreement is further described in, and attached as an exhibit to, the Current Report on Form 8-K filed on September 17, 2010. On October 12, 2010, the Court granted preliminary approval of that settlement agreement, approved the form of notice of the proposed settlement, and set a date of November 23, 2010 for the final approval hearing. The Notice of Proposed Settlement of Shareholder Derivative Action is attached as Exhibit 99.2 to the Current Report on Form 8-K furnished by the Company on October 12, 2010. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.

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

The Company recorded income tax benefit of $484,000 and $32,000 in the three months ended September 30, 2010 and 2009, respectively. The Company recorded income tax expense of $771,000 and $251,000 in the nine months ended September 30, 2010 and 2009, respectively. In the three and nine months ended September 30, 2010 and 2009, income tax expense (benefit) included U.S. federal, state, and foreign income taxes. In the three months ended September 30, 2010, income tax benefit differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the application of a valuation allowance against deferred tax assets arising during the period. In the nine months ended September 30, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences. In the three and nine months ended September 30, 2009, income tax expense (benefit) differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the reversal of a valuation allowance against deferred tax assets reversing during the period.

During the three and nine months ended September 30, 2010, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company believes that its unrecognized tax benefits pertaining to state income taxes over the next three months may decrease by $566,000 upon expiration of the statute of limitations of those benefits.

8. Business Combinations

Presented below is information regarding the Company's business combinations during the three and nine months ended September 30, 2010 and 2009, including information about the allocation of the purchase price from these transactions. The amortization of definite-lived intangible assets acquired in 2010 is expected to be $153,000, $463,000, and $186,000 for the remainder of 2010, 2011, and 2012, respectively.

Make The Web Better

On April 1, 2010, the Company purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase was intended to increase profitability and increase the proportion of the search revenue generated through the Company’s owned and operated properties. The purchase consideration included an initial cash payment of $8.0 million, with the remaining consideration payable in cash and contingent on expected financial performance.

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

Since the acquisition date, the Company has included in its consolidated results the financial results of the operation of its acquired Make The Web Better assets, which included $12.6 million of revenue and a contribution to Core segment income of $12.1 million. The financial performance of the operation of the Make The Web Better assets in the three months ended June 30, 2010 was greater than was expected when the assets were acquired; as a consequence, the Company’s estimate of the fair value of the related contingent consideration increased to $8.5 million and the Company recorded a charge of $3.5 million to Other loss (income), net in the nine months ended September 30, 2010.

Mercantila

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc. (“Mercantila”), an internet e-commerce company. The acquisition was intended to diversify the Company’s business model and expand its operations into the e-commerce industry. Since the acquisition date, the Company has included in its consolidated results the financial results of its acquired Mercantila assets, which included $18.2 million of revenue and a contribution to E-Commerce loss of $2.5 million, which also comprise all of the results of the E-Commerce segment.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at their date of acquisition as follows (in thousands):

Tangible assets acquired	$2,234
Liabilities assumed	(8,231)

Identifiable net liabilities assumed	$(5,997)

Fair value adjustments to intangible assets
License for use of developed core technology	$893
Internet domain names	452
Customer relationships	39

Fair value of net liabilities assumed	$(4,613)

Purchase price:
Cash paid	$7,800
Plus identifiable net liabilities assumed	5,997
Less fair value of intangible assets acquired	(1,384)

Excess of purchase price over net assets acquired, allocated to goodwill	$12,413

In the three months ended September 30, 2010, the Company completed its valuation of the purchase price and its allocation to the assets and liabilities presented above, and the preliminary valuations remained unchanged from the allocations reported in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. The Company expects that goodwill will be deductible for tax purposes.

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

Direct transaction costs of approximately $337,000 include estimated investment banking and legal fees directly related to the acquisition. As of September 30, 2010, substantially all costs for investment banking and legal fees have been paid.

Pro Forma Financial Information of Acquisitions

The unaudited financial information in the table below summarizes the combined results of operations of InfoSpace and of the assets acquired from Mercantila on a pro forma basis, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The unaudited pro forma condensed combined statement of operations for the three months ended September 30, 2010 is unchanged from the historical results of operations of InfoSpace. The unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2010 combines the historical results of operations of InfoSpace for the nine months ended September 30, 2010 and the historical results of the operation of the acquired Mercantila assets for the period from January 1, 2010 to May 10, 2010. The unaudited pro forma condensed combined statement of operations for the three and nine months ended September 30, 2009 combines the historical results of operations of InfoSpace for the three and nine months ended September 30, 2009 and the historical results of operations of the acquired Mercantila assets for the three and nine months ended September 30, 2009.

Make The Web Better was InfoSpace’s distribution partner for all periods presented below. The table below does not reflect such acquisition on a pro forma basis because combining Make The Web Better’s historical results of operations with InfoSpace’s results of operations on a pro forma basis would not materially change InfoSpace’s historical results of operations.

The following amounts are in thousands, except per share data:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$61,717	$62,369	$196,264	$159,534

Net income (loss)	$(102)	$984	$418	$(3,642)

Basic and diluted income (loss) per share	$(0.00)	$0.03	$0.01	$(0.10)

There were no business combinations in the three or nine months ended September 30, 2009.

9. Segment Information

In May 2010, the Company changed its operational structure upon the acquisition of certain assets from Mercantila. The Company’s search operations comprise its Core segment, and the Company’s operation of the Mercantila business comprises its
E-Commerce segment. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company presents revenue and cost of sales for each of the two segments. Core cost of sales primarily consists of revenue sharing arrangements with the Company’s search distribution partners, and usage-based content fees. E-Commerce cost of sales primarily consist of the purchase price of products sold by the Company to its customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

The Company does not allocate stock-based compensation, depreciation, amortization of intangible assets, loss (gain) on investments, other loss (income), or income tax expense to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets for impairment analysis purposes.

Information on reportable segments currently presented to the Company's chief operating decision maker and a reconciliation to consolidated net income (loss) for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Core
Revenue	$50,524	$54,356	$164,660	$137,189
Cost of sales	26,111	34,019	93,861	78,706
Operating expenses	17,814	13,278	46,600	42,286

Core income	6,599	7,059	24,199	16,197

E-Commerce
Revenue	11,193	—	18,232	—
Cost of sales	9,860	—	15,818	—
Operating expenses	3,160	—	4,947	—

E-Commerce loss	(1,827)	—	(2,533)	—

Total
Total revenue	61,717	$54,356	182,892	137,189
Total cost of sales	35,971	34,019	109,679	78,706
Total segment operating expenses	20,974	13,278	51,547	42,286

Total segment income, net	4,772	7,059	21,666	16,197

Corporate
Stock-based compensation	3,062	3,934	9,301	7,374
Depreciation	1,701	1,771	5,092	5,377
Amortization of intangible assets	168	47	304	63
Loss on investments, net	—	—	—	5,016
Other loss (income), net	427	(472)	4,086	(1,545)
Income tax expense (benefit)	(484)	(32)	771	251

Net income (loss)	$(102)	$1,811	$2,112	$(339)

10. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on its financial position, results of operations, or cash flows.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects, and other characterizations of future events or circumstances, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Part II, Item 1A, “Risk Factors” and elsewhere in this report. You should not rely on forward-looking statements included herein, which speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

InfoSpace, Inc. (“InfoSpace,” “our,” or “we”) is a developer of search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. We use our metasearch technology to power our own branded websites and to provide online search services to distribution partners. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others. Some content providers, such as Google and Yahoo!, pay us to distribute their content and we refer to those providers as our search customers. Beginning in May 2010, we operate an e-commerce business that includes a collection of more than 200 specialty online retail stores operated under the Mercantila brand.

We offer search services through our websites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We have two reporting segments: Core and E-Commerce. Our search operations comprise Core, and the operation of our Mercantila business comprises E-Commerce. We generally use the term “services” to represent search services and our Core segment and use the term “products” to represent retail products sold through our E-Commerce segment.

We generate the majority of our revenues from our Web search services when an end user of our services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated Web properties or displayed on a distribution partner’s Web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our search customers for such clicks. Revenue from Google and Yahoo! jointly accounted for over 75% and 95% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Each of these search customers also accounted for more than 10% of our revenues in such periods and we expect this concentration to continue. If either of these search customers reduces or eliminates the content it provides to us or our distribution partners, or if either of these search customers became unwilling to pay us amounts that it owed us, our business and financial results may materially suffer. Our principal agreements with Google and Yahoo! expire in April 2011 and January 2011, respectively, and we plan to negotiate renewals of these agreements.

Our ability to increase our online search services revenue generated through our owned and operated properties relies on growth in the volume of paid clicks on our owned and operated properties, the fees advertisers pay our search customers for these paid clicks, and the percentage of these fees our search customers share with us. In recent periods, we experienced a decline in revenue generated through our owned and operated properties, with lower average fees per paid click from search customers on our owned and operated properties more than offsetting an increase in paid clicks driven primarily by our marketing initiatives. On April 1, 2010, we purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million, which increased the proportion of our search revenue generated through our owned and operated properties in the second quarter of 2010. As we anticipated, the third quarter revenue generated by the operation of the acquired Make The Web Better assets declined to $5.2 million in the third quarter of 2010 from $7.4 million in the second quarter of 2010, which contributed to resuming the trend of declining revenue generated from the operation of our owned and operated Web properties. We expect that the revenue generated by operating the Make The Web Better assets will decline to approximately $3 million to $4 million in the fourth quarter of 2010 because we expect the end-user base of those assets to continue to decrease.

Similarly, our ability to increase our revenue generated from distribution partners depends on growth in the volume of paid clicks on our distribution partners' Web properties, the fees advertisers pay our search customers for these paid clicks, and the percentage of these fees our search customers share with us. In recent periods, revenue from certain distribution partners has been adversely affected by our search customers’ process of measuring the quality of paid clicks and adjusting the fees paid to us for clicks deemed to be of lesser quality, as well as their examinations of how their distribution partners acquire end-users. During 2010, we discontinued traffic that was not considered to be high quality, and those discontinuations had a material negative impact on our revenues for the first half of 2010. In an effort to drive quality traffic to our search customers, we continue to invest in product development to expand the online search services we offer on our owned sites and those of our distribution partners.

The May 2010 acquisition of certain assets from Mercantila, Inc., an internet e-commerce company, is intended to diversify our business model and expand our operations into the e-commerce industry. We earn revenue in our e-commerce business when we deliver purchases to customers of Mercantila’s Web properties (typically the final criterion in our revenue recognition process). We generally do not maintain inventory for sale, but arrange for our third-party vendors to drop-ship the purchased goods directly to our customers. Our ability to increase our revenue and profitability depends on our success in attracting customers through our marketing activities, retaining them by providing them a satisfying purchase experience, effectively managing our costs, and attracting and retaining high quality third-party vendors.

Our search services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. We expect our e-commerce revenue to be seasonally affected, particularly during the fourth quarter holiday season as Mercantila customers increase their purchases of our products.

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

Overview of Third Quarter 2010 Operating Results

The following is an overview of our operating results for the three months ended September 30, 2010. A more detailed discussion, comparing our operating results for the three and nine months ended September 30, 2010 and 2009, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the three months ended September 30, 2010 and 2009 in total dollars (in thousands) and as a percentage of segment revenue are presented below.

	Three months ended September 30, 2010		Three months ended September 30, 2009
Revenues:
Services/Core Revenue	$50,524		$54,356
Product/E-Commerce Revenue	11,193		—

Total Revenue	$61,717		$54,356

		% of segment revenue		% of segment revenue
Gross Profit:
Services Gross Profit	$21,675	42.9%	$17,779	32.7%
Product Gross Profit	1,333	11.9%	—	0.0%

Total Gross Profit	$23,008	37.3%	$17,779	32.7%

Segment Income (Loss):
Core Segment Income	$6,599	13.1%	$7,059	13.0%
E-Commerce Segment Loss	(1,827)	(16.3)%	—	0.0%

Total Segment Income	$4,772	7.7%	$7,059	13.0%

Net Income (Loss)	$(102)		$1,811

Adjusted EBITDA (1)	$4,772		$7,059
Revenue from Distribution Partners as % of Search Revenue	65%		77%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Revenue generated through our distribution partners' Web properties decreased to 65% of our search revenue in the three months ended September 30, 2010 from 77% in three months ended September 30, 2009. The decrease was primarily due to the acquisition of the Make The Web Better assets described above. The trend of declining search revenue generated through our owned and operated properties continued in the three months ended September 30, 2010. We generated 36% and 47% of our search revenue through the Web properties of our top five distribution partners for the three months ended September 30, 2010 and 2009, respectively. The Web properties of our top five distribution partners for the three months ended September 30, 2010 generated 26% of our online search revenue for the three months ended September 30, 2009. Product revenue of $11.2 million for the three months ended September 30, 2010 was exclusively comprised of sales through our Mercantila operations.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended September 30, 2010 include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, along with those presented below.

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

Services Revenue Recognition

Our services revenue, which is recorded in the Core segment, is generated primarily from our Web search services. We generate search revenue when an end user of such services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated Web properties or displayed on a distribution partners’ Web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee.

For our services transactions, we are the primary obligor, separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements, and assume the credit risk for amounts invoiced to our search customers. For search services, we determine the paid search results, content, and information directed to our owned and operated websites and our distribution partners’ Web properties through our meta-search technology. We earn revenue from our search customers by providing paid search results generated from our owned and operated properties and from our distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, we record services revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to us.

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

Cost of Sales

We record the cost of sales for product and services sales when the related revenue is recognized. Cost of services sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of our data centers that serve our search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and usage-based content fees. Cost of product sales consist of the purchase price of goods sold by us to our customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

Product Sales Returns and Replacements

We estimate sales returns, which reduce product revenue. We estimate the cost of replacing damaged or defective goods sold to customers, which we record as a cost of product sales.

Historical Results of Operations

For the three months ended September 30, 2010, our net loss was $102,000. We have incurred net losses on an annual basis for all but four of the years since our inception and have an accumulated deficit of $1.0 billion.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Revenues. Revenues for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three months ended September 30,		Change from 2009	Nine months ended September 30,		Change from 2009
	2010	2009		2010	2009
Services Revenue	$50,524	$54,356	$(3,832)	$164,660	$137,189	$27,471
Product Revenue	11,193	—	11,193	18,232	—	18,232

Total Revenues	$61,717	$54,356	$7,361	$182,892	$137,189	$45,703

The decrease in services revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is primarily due to a decrease in revenue from search results delivered through our distributed properties, partially offset by an increase in revenue generated by our owned and operated Web properties. The increase in revenue generated by our owned and operated properties was primarily due to the operation of the acquired Make The Web Better assets, which generated $5.2 million of revenue in the three months ended September 30, 2010. A distribution partner owned the Make The Web Better assets (and we therefore paid a revenue share) during the three months ended September 30, 2009 and we owned them during the three months ended September 30, 2010. Paid clicks increased on our owned and operated properties for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to the operation of the acquired Make The Web Better assets, and were partially offset by a decrease in average fees per paid click from our search customers. The decrease in average fees per paid click was the result of an increase in the proportion of paid clicks derived from our direct marketing initiatives on our owned and operated properties and the operation of the acquired Make The Web Better assets. Average fees paid per click for revenue derived through our direct marketing initiatives historically has been lower than the average fees per paid click for other revenue generated on our owned and operated Web properties. For the three months ended September 30, 2010 and 2009, 65% and 77% of our search revenue, respectively, was generated through our search distribution partners’ Web properties.

The increase in services revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is primarily due to an increase in revenue from search results delivered through the Web properties of new and existing distribution partners. Revenue generated by our owned and operated Web properties also increased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to the operation of the acquired Make The Web Better assets, which generated $12.6 million of revenue in the nine months ended September 30, 2010. A distribution partner owned the Make The Web Better assets (and we therefore paid a revenue share) during the nine months ended September 30, 2009 and we owned them during the last six of the nine months ended September 30, 2010. Paid clicks increased on our owned and operated properties for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to the operation of the acquired Make The Web Better assets, and were partially offset by a decrease in average fees per paid click from our search customers. The decrease in average fees per paid click was the result of an increase in the proportion of paid clicks derived from our direct marketing initiatives on our owned and operated properties and the operation of the acquired Make The Web Better assets. For the nine months ended September 30, 2010 and 2009, 71% and 73% of our search revenues, respectively, were generated through our search distribution partners’ Web properties.

During the first six months of 2010, we discontinued traffic that was not considered to be high quality, and those discontinuations had a material negative impact on our revenues for the first and second quarters of 2010; that process was substantially completed during the second quarter of 2010 and did not have a material impact on the third quarter of 2010.

Additionally, in October 2010 we suspended operations of our Haggle.com competitive shopping site, which represented the most significant portion of our development-stage business initiatives. As a result, the revenue contribution from development-stage business initiatives will be nominal in the fourth quarter of 2010 and the foreseeable future. In the third quarter of 2010, development-stage business initiatives represented less than 2% of total service revenue.

The product revenue was comprised of sales of product through our Mercantila business.

Cost of Sales. Cost of services sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of our data centers that serve our search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), and bandwidth costs, and usage-based content fees. Cost of product sales primarily consist of the purchase price of goods sold by us to our customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

Cost of sales in total dollars (in thousands) and as a percentage of associated and total revenues for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three months ended September 30,		Change from 2009	Nine months ended September 30,		Change from 2009
	2010	2009		2010	2009
Cost of Services Sales	$28,849	$36,577	$(7,728)	$101,550	$86,167	$15,383
Percentage of Services Revenue	57.1%	67.3%		61.7%	62.8%

Cost of Product Sales	9,860	—	9,860	15,818	—	15,818

Percentage of Product Revenue	88.1%	0.0%		86.8%	0.0%

Total Cost of Sales	$38,709	$36,577	$2,132	$117,368	$86,167	$31,201

Percentage of Total Revenues	62.7%	67.3%		64.2%	62.8%

The dollar decrease in cost of services sales for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is primarily due to InfoSpace not paying revenue sharing expenses for the revenue generated by the Make The Web Better assets for the three months ended September 30, 2010.

The dollar increase in cost of services sales for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is primarily due to an increase in revenue sharing expenses related to increases in revenue generated through the Web properties of our distribution partners and increases in our revenue sharing rates, partially offset by the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better.

We anticipate that our revenue sharing expenses paid to our distribution partners will increase in dollars if revenue increases through growth in existing arrangements with our search distribution partners or we add new search distribution partners. If search revenue generated through our distribution partners' Web properties increases at a greater rate than revenue generated through our own websites, revenue sharing expenses with our distribution partners as a percentage of search revenue will increase. As a result of our acquisition of assets from Make The Web Better in April 2010, we experienced a decrease in services cost of sales as a percentage of services revenue, and a corresponding increase in our gross profit percentage on our search revenue. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant share of our search revenue.

The cost of product sales was comprised of the cost of sales of products through our Mercantila business.

Engineering and Technology Expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our services, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three months ended September 30,		Change from 2009	Nine months ended September 30,		Change from 2009
	2010	2009		2010	2009
Engineering and Technology Expenses	$2,661	$2,231	$430	$7,370	$7,001	$369
Percentage of Total Revenues	4.3%	4.1%		4.0%	5.1%

The dollar increase for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily comprised of an increase of $756,000 in personnel costs exclusive of stock-based compensation expense which was partially offset by a decrease of $368,000 in stock-based compensation expense.

The dollar increase for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily comprised of an increase of $848,000 in personnel costs, exclusive of employee separation costs and stock-based compensation expense, which includes $409,000 in Mercantila personnel costs, which was partially offset by a decrease of $662,000 in employee separation costs.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated websites (which consist of agency fees, brand promotion expense, market research expense, and online direct marketing expense associated with traffic acquisition, including fees paid to search engines). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three months ended September 30,		Change from 2009	Nine months ended September 30,		Change from 2009
	2010	2009		2010	2009
Sales and Marketing Expenses	$10,087	$6,639	$3,448	$25,421	$18,724	$6,697
Percentage of Total Revenues	16.3%	12.2%		13.9%	13.6%

The dollar increase for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily attributable to an increase of $1.6 million in advertising for Mercantila’s Web properties, an increase of $871,000 in marketing expense associated with traffic acquisition, and an increase of $622,000 in personnel costs including stock-based compensation expense.

The dollar increase for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily attributable to an increase of $2.3 million in advertising for Mercantila’s Web properties, an increase of $2.1 million in marketing expense associated with traffic acquisition, an increase of $1.4 million in stock-based compensation expense, an increase of $609,000 in Mercantila personnel costs, exclusive of stock-based compensation expenses, an increase of $370,000 in Core personnel costs, exclusive of stock-based compensation expenses, and an increase of $354,000 in call center expenses. Partially offsetting those increases was a decrease of $646,000 in market research and public relations costs.

We expect to continue to invest in marketing initiatives to promote new services.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, tax, and audit fees), occupancy and general office expenses, taxes, insurance expenses, certain legal settlements, and general business development and management expenses. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three months ended September 30,		Change from 2009	Nine months ended September 30,		Change from 2009
	2010	2009		2010	2009
General and Administrative Expenses	$9,479	$6,789	$2,690	$23,141	$19,428	$3,713
Percentage of Total Revenues	15.4%	12.5%		12.7%	14.2%

The dollar increase for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily attributable to an increase of $2.0 million in employee separation costs, which includes $2.4 million in charges related to the separation from service of a departing executive (see the Current Report on Form 8-K filed by us on September 24, 2010), which will be paid in the first quarter of 2011, and an increase of $957,000 in professional services fees. These increases were partially offset by a decrease of $625,000 in stock-based compensation expense.

The dollar increase for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily attributable to an increase of $1.9 million in employee separation costs, which includes $2.4 million in charges related to the separation from service of a departing executive (see the Current Report on Form 8-K filed by us on September 24, 2010), which will be paid in the first quarter of 2011, an increase of $1.5 million in professional services fees, an increase of $447,000 in business taxes, and an increase of $371,000 in stock-based compensation expense. Partially offsetting those increases was a decrease of $522,000 in personnel expenses, exclusive of stock-based compensation expense.

Depreciation and Amortization of Other Intangible Assets. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements. Depreciation and amortization of other intangible assets had no material variances for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

Loss on Investments, Net. For the three and nine months ended September 30, 2010, we did not record any gain or loss on investments. For the nine months ended September 30, 2009, we recorded a loss on investments, net of $5.0 million, consisting of $5.4 million in other-than-temporary impairments related to our illiquid auction rate securities, which was partially offset by a $335,000 gain on the sale of a portion of those investments in April 2009. We sold the remainder of those investments originally purchased as auction rate securities in the fourth quarter of 2009.

Other Loss (Income), Net. Other loss (income), net for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three months ended September 30,		Change from 2009	Nine months ended September 30,		Change from 2009
	2010	2009		2010	2009
Interest income	$(247)	$(495)	$248	$(386)	$(2,237)	$1,851
Increase in fair value of contingent liability	—	—	—	3,500	—	3,500
Foreign currency exchange loss	38	1	37	40	57	(17)
Loss on disposal of assets	636	22	614	932	635	297

Other loss (income), net	$427	$(472)	$899	$4,086	$(1,545)	$5,631

In the nine months ended September 30, 2010, the financial performance of the operation of the Make The Web Better assets acquired on April 1, 2010 was greater than expected; as a consequence, we estimated that the fair value of the related contingent consideration increased and we recorded a charge of $3.5 million. The decrease in interest income is primarily attributable to a decrease in interest rates. In the three and nine months ended September 30, 2010, $600,000 of the loss on disposal of assets was comprised of charges to dispose of internally developed software related to our Haggle.com competitive shopping site.

Income Tax Benefit (Expense). We recorded income tax benefit of $484,000 and $32,000 in the three months ended September 30, 2010 and 2009, respectively. We recorded income tax expense of $771,000 and $251,000 in the nine months ended September 30, 2010 and 2009, respectively. In the three and nine months ended September 30, 2010 and 2009, income tax expense (benefit) included U.S. federal, state, and foreign income taxes. In the three months ended September 30, 2010, income tax benefit differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the application of a valuation allowance against deferred tax assets arising during the period. In the nine months ended September 30, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences. In the three and nine months ended September 30, 2009, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the reversal of a valuation allowance against deferred tax assets reversing during the period.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, loss on investments, net, and other loss (income), net (which includes such items as adjustments to the fair values of contingent liabilities related to business combinations, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income (loss), which we believe to be the most comparable GAAP measure, is presented for the three and nine months ended September 30, 2009 and 2010 below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(102)	$1,811	$2,112	$(339)
Depreciation and amortization of intangible assets	1,869	1,818	5,396	5,440
Stock-based compensation	3,062	3,934	9,301	7,374
Loss on investments, net	—	—	—	5,016
Other loss (income), net	427	(472)	4,086	(1,545)
Income tax expense (benefit)	(484)	(32)	771	251

Adjusted EBITDA	$4,772	$7,059	$21,666	$16,197

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of September 30, 2010, we had cash and marketable investments of $227.9 million, consisting of cash and cash equivalents of $136.0 million and available-for-sale short-term investments of $91.9 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, certificates of deposit, money market funds, and taxable municipal bonds. All of our financial instrument investments held at September 30, 2010 have minimal default risk and short-term maturities.

In an exhibit to our Current Report on Form 8-K filed on September 17, 2010, we filed the proposed settlement of the shareholder derivative action brought by Anne D. Manos (which is further described under the subheading “Litigation” in Note 6 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Per the terms of the proposed settlement, the gross settlement proceeds payable to InfoSpace will be $26.7 million, which amount will be materially reduced by our obligation to pay certain unreimbursed expenses for indemnification of the defendants, plaintiffs’ attorneys’ fees, and certain other expenses and administration costs that were incurred in relation to this action. We currently estimate that InfoSpace's total cumulative net cash recovery as a result of the settlement will be between $14 million and $16 million, with a net cash inflow of between $16 million and $18 million during the six month period ending March 31, 2011.

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

We believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. Our anticipated cash needs exclude any payments that may result from pending or future litigation matters. In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or business purposes, we may need to change or postpone such acquisitions or business purposes or find alternative financing for such acquisitions or business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

Contractual Obligations and Commitments

Our capital lease commitments are included in our Unaudited Condensed Consolidated Balance Sheets. Our contractual commitments are as follows for the remainder of 2010 and the years ending December 31 (in thousands):

	Remainder of 2010	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$501	$1,836	$1,624	$271	$—	$4,232
Purchase commitments	916	1,306	1,026	493	—	3,741
Capital lease commitments (net of imputed interest and executory costs)	143	211	—	—	—	354

Total	$1,560	$3,353	$2,650	$764	$—	$8,327

As of September 30, 2010, we have pledged $4.4 million as collateral for standby letters of credit and bank guaranties for certain of our property leases, which is included in other long-term assets in our Unaudited Condensed Consolidated Balance Sheets.

Cash Flows

Our net cash flows were comprised of the following for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
	2010	2009
Net cash provided by operating activities	$19,922	$16,325
Net cash provided by investing activities	32,360	27,004
Net cash provided (used) by financing activities	3	(15)

Net increase in cash and cash equivalents	$52,285	$43,314

Net cash provided by operating activities consists of net income (loss) offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $19.9 million for the nine months ended September 30, 2010, consisting of non-cash charges of $17.1 million (consisting of stock-based compensation expense, depreciation and amortization of intangible assets, amortization of premium on investments, and loss on disposal of assets), changes in our operating assets and liabilities of $13.5 million (consisting of decreases in accounts receivable, prepaid expenses and other current assets, and other long-term assets), and our net income of $2.1 million. These increases were partially offset by cash used by changes in our operating assets and liabilities of $11.7 million (consisting of decreases in accrued expenses and other current and long-term liabilities and accounts payable and increases in other receivables) and the non-cash reclassification of the tax benefit from stock-based award activity to financing activities of $1.1 million.

Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2009, consisting of non-cash charges of $18.9 million (consisting of stock-based compensation expense, depreciation and amortization, loss on investments, net, and loss on disposal of assets) and changes in our operating assets and liabilities of $7.5 million (consisting of increases in accrued expense and other current and long-term liabilities and decreases in other long-term assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $9.7 million (consisting of increases in accounts receivable, notes and other receivables, and prepaid expenses and other current assets) and our net loss of $339,000.

Net cash provided by investing activities primarily consists of transactions related to our marketable investments, purchases of property and equipment, and proceeds from the sale of certain assets.

Net cash provided by investing activities was $32.4 million for the nine months ended September 30, 2010, primarily consisting of proceeds of $208.7 million from the sales and maturities of our marketable investments and proceeds of $307,000 from the sale of assets. Partially offsetting cash provided by investing activities were purchases of $159.1 million of marketable investments, $16.0 million of net cash used in business acquisitions, and purchases of $1.6 million of property and equipment.

Net cash provided by investing activities totaled $27.0 million for the nine months ended September 30, 2009, primarily consisting of proceeds of $75.6 million from the sales and maturities of our marketable investments and proceeds from the sale of assets of $611,000. These increases in cash were partially offset by purchases of $47.3 million of marketable investments, purchases of property and equipment of $1.7 million, and a business acquisition for $395,000.

Net cash provided (used) by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, and excess tax benefits generated by stock-based award activity.

Net cash provided by financing activities totaled $3,000 for the nine months ended September 30, 2010 and primarily consisted of cash proceeds of $2.2 million from exercise of options and sales of shares through our employee stock purchase plan and tax benefits of $1.1 million generated by stock-based award activity. Partially offsetting cash provided by financing activities was $2.9 million in tax payments from shares withheld upon vesting of restricted stock units and repayment of $439,000 of capital lease obligations.

Net cash used by financing activities totaled $15,000 for the nine months ended September 30, 2009 and consisted of our repayment of capital lease obligations of $420,000 partially offset by the cash proceeds of $405,000 from exercise of stock options and sales of shares through our employee stock purchase plan.

Acquisitions

Make The Web Better. On April 1, 2010, we purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with up to $5.0 million in additional consideration payable in cash contingent on expected financial performance. The financial performance of the operation of the Make the Web Better assets in the three months ended June 30, 2010 was greater than was expected when the assets were acquired. As a consequence, our estimate of the fair value of the related contingent consideration increased to $8.5 million and we recorded a charge of $3.5 million to other loss (income), net in the nine months ended September 30, 2010.

Mercantila. On May 10, 2010, we acquired certain assets from Mercantila, Inc., an internet e-commerce company, at a cost of $7.8 million in cash, plus $8.2 million in liabilities assumed.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2010 have not changed materially from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.

Item 4. —Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1A. —Risk Factors

RISKS RELATED TO OUR BUSINESS

Most of our revenue is attributable to Google and Yahoo!, and the loss of, or a payment dispute with, either of these search customers (or any future significant search customer) would harm our business and financial results.

We acquire rights to content from third-party content providers, whom we refer to as search customers, and our future success in our online search business is highly dependent upon our ability to maintain and renew relationships with these search customers. Google and Yahoo! jointly accounted for over 95%, 85%, and 75% of our total revenues in the first, second, and third quarters of 2010, respectively, and we expect that concentration will continue. Our principal agreements with Google and Yahoo! expire in April and January 2011, respectively. In addition, Google, Yahoo!, and our other search customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or more of their competitors with whom we also do business. This may result in Google, Yahoo!, or other search customers not renewing their agreements with us on favorable terms or at all. Google, Yahoo!, and other search customers are also our competitors in online search, and they have had relationships with some of our current and potential search distribution partners. In addition to competing with us on their own Web properties, our search customers may, in the future, contract directly with our distribution partners to provide online search services. If Google, Yahoo!, or any future significant search customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, not renew its contract with us on favorable terms, be unwilling to pay us amounts that it owes us, or dispute amounts it owes us or has paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue.

Failure by us or our search distribution partners to comply with the guidelines promulgated by Google and Yahoo! relating to the use of content may cause that search customer to temporarily or permanently suspend the use of its content or terminate its agreement with us, or may require us to modify or terminate certain distribution relationships.

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

The terms of the search customer agreements with Google and Yahoo! and related guidelines are subject to differing interpretations by the parties. Google and Yahoo! have in the past suspended, and may in the future, suspend their content provided to our websites or the websites of our distribution partners, without notice, if they believe that we or our distribution partners are not in compliance with their guidelines or are in breach of the terms of their agreements. During such suspension we will not receive any revenue from our site or the site of the affected distribution partner with respect to the suspended content, and the loss of such revenue could harm our business and financial results.

Additionally, as our business evolves, we expect that the guidelines of Google and Yahoo!, as well as the parties’ interpretations of compliance, breach, and sufficient justification for suspension of use of content will change. This may result in further suspensions of our use and may require us to terminate our agreement with distribution partners or forego entering into agreements with distribution partners. The loss or reduction of content that we can use or make available to our distribution partners as a result of suspension, termination, or modification of distribution or search customer agreements, particularly our Google and Yahoo! agreements, could have a material adverse effect on our business and financial results.

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our online search services, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with online search distribution partners, including Internet service providers, Web portals, and software application providers, for distribution of our online search services. In the first, second, and third quarter of 2010, 78%, 55%, and 53% respectively, of our total revenues came from searches conducted by end users on the Web properties of our search distribution partners. If we had not purchased certain assets from Make The Web Better on April 1, 2010, and the revenue generated by those assets had remained owned by a search distribution partner, 67% and 61% of our total revenues in the second and third quarters of 2010, respectively, would have come from searches conducted by end users on the Web properties of our search distribution partners. We generated approximately 45%, 29%, and 29% of our total revenues through relationships with our top five distribution partners in the first, second, and third quarters of 2010, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

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

In addition, competition continues for quality consumer traffic in the online search market. Recently, we have experienced increased competition from our search customers as they seek to enter into content provider agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. Any difficulties that we experience with maintaining or strengthening our business relationships with our major distribution partners could have an adverse effect on our business and financial results.

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet. Further, if Google, Yahoo!, or other search customers perceive that they are not receiving quality traffic from our own websites or the Web property of a distribution partner, they may reduce the fees they pay to us. Either of these factors could have a negative material impact on our business and financial results.

Most of our revenue from our online search business is based on the number of paid clicks on commercial search results served on our owned and operated Web properties or our distribution partners’ Web properties. Each time a user clicks on a commercial search result, the search customer that provided the commercial search result receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are met for an insufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the search customer that provided the commercial search result to us. This leads to a loss of revenue for our search customers and consequently fewer fees paid to us. Also, if a search customer perceives that the traffic originating from one of our Web properties or the Web property of a distribution partner is of poor quality, the search customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such website or Web property based on the amount of poor quality traffic the search customer deems to have been generated, and accordingly may reduce the fees it would have otherwise paid us. The search customer may also suspend or terminate our ability to provide its content through such websites or Web properties if such activities are not modified to satisfy the search customer’s concerns. The payment of fewer fees to us or the inability to provide content through such websites or Web properties, particularly the content of Google and Yahoo!, could have a material negative effect on our business and financial results.

Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the Web property displaying the commercial search result rather than to view the Web page underlying the commercial search result. Some of this invalid click activity is referred to as “click fraud.” When such invalid click activity is detected, the search customer may not charge the advertiser or may refund the fee paid by the advertiser for such invalid clicks. If the invalid click activity originated from one of our distribution partners' Web properties or our owned and operated properties, such non-charge or refund of the fees paid by the advertisers in turn reduces the amount of fees the search customer pays us. The resulting loss of revenue, particularly with respect to Google or Yahoo! content, could harm our business and financial results.

Initiatives we undertake to improve the quality of the traffic that we send to our search customers may not be successful and, even if successful, may result in loss of revenue in a given reporting period. For example, during the first half of 2010, we removed certain traffic from some distribution partners in an effort to improve traffic quality, and these actions, while successful in improving traffic quality, had a material negative impact on our revenues for the first and second quarters of 2010.

A significant part of our growth strategy involves identifying, acquiring, or developing and successfully integrating businesses or technologies, some or all of which may not be complementary to our current operations or leverage our current infrastructure and operational experience. Our financial and operating results will suffer if we are unsuccessful in integrating our acquisitions.

An important component of our strategy for future growth is to identify, acquire, or develop and successfully integrate new businesses or technologies into InfoSpace. For example, as a result of our May 2010 acquisition of certain assets of Mercantila, Inc., we began operating an e-commerce business that includes a collection of more than 200 specialty online retail stores. We may be unable to identify acceptable targets for acquisition or development. If we are successful in identifying targets, those targets may not be complementary to our current online search or e-commerce operations and may not leverage our existing infrastructure or operational experience. Further, competition for acquisitions has been, and may in the future continue to be, intense. As a result, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms. Moreover, any such acquisition may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions.

Acquisitions or development of new businesses or technologies may involve the use of cash, potentially dilutive issuances of stock, the potential incurrence of debt and contingent liabilities, or amortization expenses related to certain intangible assets. If outside financing is needed, we may be unable to obtain it on acceptable terms, or at all, in light of the current capital market conditions or other factors. The cost of development or acquisition, as the case may be, may be greater than anticipated by us or investors.

Acquisitions involve numerous other risks that could materially and adversely affect our results of operations or stock price, including:

•

difficulties in assimilating the operations, products, technology, information systems and management, and other personnel of acquired companies that result in unanticipated costs, delays, or allocation of resources;

•	the dilutive effect on earnings per share as a result of issuances of stock as well as incurring operating losses and the amortization of intangible assets for the acquired business;

•	stock volatility due to the perceived value of the acquired business by investors;

•	diverting management’s attention from current operations and other business concerns, including potential strain on financial and managerial controls and reporting systems and procedures;

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

•

the risk of product liability claims, which could result in costly and time-consuming litigation, decreased sales, damage to our brands, and have material adverse effects on our business, financial position, and operating results, particularly if the claim exceeds our or the vendor’s insurance coverage or the vendor lacks the financial ability or willingness to properly indemnify us for the claim;

•

the risk of a significant number of merchandise returns, which could harm our business, reputation, and results of operations, and the risk that any change to returns policies intended to reduce the number of product returns may result in customer dissatisfaction, fewer initial sales, and fewer repeat customers; and

•	other risks associated with acquisitions.

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

We have incurred net losses on an annual basis for all but four of the years since our inception, and as of September 30, 2010, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including but not limited to losses resulting from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges, or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to achieve and maintain consistent profitability in the future.

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

•

the loss, termination, or reduction in scope of key distribution relationships in our search business, for example as a result of distribution partners licensing content directly from content providers, or any suspension by our search customers (particularly Google and Yahoo!) of the right to use or distribute content on the Web properties of our distribution partners;

•	our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•

the mix of search revenue generated by our owned and operated Web properties versus our distribution partners’ Web properties (for example, such as the improvement in our financial results for the second quarter of 2010 that resulted from our acquisition of certain assets including Web properties from Make The Web Better, a distribution partner, in April 2010);

•	the mix of revenues generated by our search business and our e-commerce business versus other businesses we develop or acquire;

•	our ability to attract and retain quality traffic;

•	litigation expenses, including but not limited to settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our products and services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our search customers, or our distribution partners;

•	increases in the costs or availability of content for our search services or the costs or availability of products for our e-commerce business;

•	additional restructuring charges we may incur in the future;

•	seasonality of e-commerce business;

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

•

new court rulings, or the adoption of new laws, rules, or regulations, that adversely affect our ability to acquire content and distribute our search services, that affect our ability to operate an e-commerce business or offer non-search products and services, or that otherwise increase our potential liability;

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

The trading price of our common stock has been highly volatile. Since our common stock began trading on December 15, 1998, our stock price has ranged from $3.70 to $1,385.00 (as adjusted for stock splits). Between January 8, 2008, which was the date that we paid our most recent special dividend, and September 30, 2010, our stock price ranged from $5.20 to $12.52. On October 29, 2010, the closing price of our common stock was $8.44. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this section and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new search customers, new distribution partner relationships, or other business developments by us, our search customers, distribution partners, or competitors;

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

Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our online search and e-commerce businesses are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our search customers or expanding our business. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. We have experienced significant changes at our executive management level and we may experience more changes in the future. Changes of management or key employees may cause disruption to our operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully and timely manage our business or achieve our business objectives. For example, the success of our search business is partially dependent on key personnel who have long-term relationships with our search customers and distribution partners, and the success of our new e-commerce business is dependent on the knowledge, experience, and relationships of the key leadership personnel who joined us in the acquisition of the Mercantila assets. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

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

Our online search services link users, either directly through our own websites or indirectly through the Web properties of our distribution partners, to third-party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our search customers was obtained or provided by our search customers. Such claims could include the following: infringement of patent, copyright, trademark, trade secret, or other intellectual property or proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; pornography; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have obligations to indemnify and hold harmless certain of our search customers or distribution partners for damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our services. As a result, these claims could result in material harm to our business.

In the past, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We provide downloadable applications to promote use of our search services for our owned and operated search services. Such applications may be considered adware. We also partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners and, if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our search customers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major search customers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. Any claims against us as a result of violations of legal requirements or contractual obligations could result in material harm to our business.

Our website and transaction management software, data center systems, or the systems of the third-party co-location facilities in which they are located could fail or become unavailable, which could harm our reputation, result in a loss of revenues and current or potential customers, and cause us to breach agreements with our partners.

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

Our networks or those from third parties that we utilize may be vulnerable to unauthorized access by hackers, rogue employees or contractors, or other persons, computer viruses, and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We receive, retain, and transmit certain personal information about our e-commerce customers and website visitors, using technology and networks provided by third parties to provide the security and authentication used to transmit confidential information, including payment information. Subscribers to some of our online search services are required to provide information that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could result in significant harm to our business.

We take, and we believe our third-party providers take, reasonable steps to protect the security, integrity, and confidentiality of the information that is collected and stored, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required under existing and proposed laws to notify persons whose information was disclosed or accessed. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities, and potential claims by persons whose information was disclosed, or other persons or companies who suffer damages as a result of unauthorized disclosure. Any such claims could result in costly litigation or liability, be time consuming to resolve, damage our reputation, and divert the attention and resources of management and other personnel.

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

As of September 30, 2010, we had NOLs of approximately $809 million that will expire over an eleven to twenty year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of a company's common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated by a change of ownership, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

We face intense competition in the online search and e-commerce markets, both of which are extremely competitive and rapidly changing. In addition, the retail business for the products we sell on our e-commerce sites has few barriers to entry. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in search customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Our competitors in the e-commerce business include general merchandise retailers and specialty retailers with an online presence, brick-and-mortar stores (both national and local), or both, as well as our own vendors selling direct to consumers or through other retailers. Some of the companies we compete with in online search are currently search customers of ours, the loss of any of which could harm our business. If we are unable to match or exceed our competitors' product offerings, marketing reach, and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the online search and e-commerce markets and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

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

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business, and create potential liability.

The growth and development of the Internet has led to new laws and regulations, as well as the application of existing laws to the Internet, in both the U.S. and foreign jurisdictions. See “Business—Governmental Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information. Application of these laws can be unclear. For example, it is unclear how many existing laws regulating or requiring licenses for certain businesses (such as gambling, online auctions, distribution of pharmaceuticals, alcohol, tobacco, firearms, insurance, securities brokerage, or legal services) apply to online search services, online advertising, and our business. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets (including limiting our ability to distribute our products and services; conduct targeted advertising; collect, use, or transfer user information; or comply with new data security requirements), expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. It is impossible to predict whether or when any new legislation may be adopted or existing legislation or regulatory requirements will be deemed applicable to us, any of which could materially and adversely affect our business.

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

The FTC has recommended that search engine providers delineate paid-ranking search results from non-paid results. To the extent that we are required to modify presentation of search results as a result of specific regulations or requirements that may be issued in the future by the FTC or other state or federal agencies or legislative bodies with respect to the nature of such delineation or other aspects of advertising in connection with online search services, revenue from the affected search engines could be negatively impacted. With respect to our e-commerce business, we must comply with regulations governing online promotions and the taxation of items sold online and the taxation of Internet commerce. Addressing these regulations may require us to develop additional technology or otherwise expend significant time and expense.

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

Item 5.—Other Information

On November 3, 2010, our Board of Directors approved a modification to our Code of Business Conduct and Ethics to prohibit all forms of hedging of our securities by directors, officers, employees, agents, and contractors. The revised section of the Code of Business Conduct and Ethics, which previously only prohibited short selling of our stock, now reads as follows: “No Company director, officer, or other employee, agent, or contractor may engage in short sales of or otherwise hedge the Company's securities. This prohibition includes any transaction, direct or indirect, involving financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) that are designed to hedge or offset any decrease in the market value of Company securities. This prohibition applies to all securities issued by Company, including equity and debt.” An updated copy of our Code of Business Conduct and Ethics is available on our corporate website, located at www.infospaceinc.com and filed herewith as Exhibit 14.1.

Item 6.—Exhibits

Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Amendment Number Six to Amended and Restated Google Inc. Services Agreement and Order Form dated August 1, 2010 by and between Google Inc. and InfoSpace Sales LLC				X

14.1	InfoSpace, Inc. Code of Business Conduct and Ethics, amended as of November 3, 2010				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/S/ DAVID B. BINDER
David B. Binder Chief Financial Officer (Principal Financial Officer)

Dated: November 4, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Amendment Number Six to Amended and Restated Google Inc. Services Agreement and Order Form dated August 1, 2010 by and between Google Inc. and InfoSpace Sales LLC				X

14.1	InfoSpace, Inc. Code of Business Conduct and Ethics, amended as of November 3, 2010				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.