Form 10-K
period 2010-12-31
INFOSPACE INC
filed 2011-03-11
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code:

(425) 201-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2010, based upon the closing price of Common Stock on June 30, 2010 as reported on the NASDAQ Global Select Market, was $266.9 million. Common Stock held by each officer and director has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2011, 36,425,934 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

This report contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward looking. These forward-looking statements include, but are not limited to, statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations or businesses; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.

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

Overview

InfoSpace, Inc. (“InfoSpace,” “our,” or “we”) offers applications and services that deliver differentiated and convenient benefits for the online consumer. These benefits include the discovery of information, entertainment, and products for sale. We offer a range of search and online retail solutions for consumers and extend our search solutions to our distribution partners.

We operate our business in two primary segments: Core and E-Commerce. Our Core segment is comprised of our Web search offerings to Internet users and our distribution partners. Our E-Commerce segment includes a collection of more than 200 specialty online retail stores under the Mercantila brand. We generally use the term “services” to represent search services and our Core segment and use the term “products” to represent retail products sold through our E-Commerce segment.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. We also have an office in Palo Alto, California. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

Core Segment

Our Core business uses our metasearch technology to offer users a unique search experience that combines the results of several search engine content providers including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search customers to continually improve the user experience. Additionally, we believe the combination of results from multiple search customers is likely to yield a greater number of relevant advertisements, which in turn should result in a greater ability to generate revenue from a query, as compared to the results provided by any single search engine.

We use our metasearch technology to provide online search results on our own branded websites and on the sites of more than 100 distribution partners. Our relationships with our largest content providers are longstanding and have been stable. Some content providers, such as Google and Yahoo!, pay us to distribute their content and we refer to those providers as our search customers.

We offer online search services directly to consumers through our owned and operated Web properties, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, which collectively receive millions of unique visitors each month. We use the term “properties” to refer to the methods in which end users access our search services, which typically are websites and downloadable applications belonging to us or our distribution partners. In addition, we provide search services through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

Our strategy for the Core segment is to continue to evolve our value proposition of providing multiple sources of content in a single product. We invest in technology to improve the relevancy of our search results, to extend our search services to consumers in entertaining formats, and to provide our distribution partners with valuable product, content management, and hosting services.

E-Commerce Segment

In May 2010, we diversified our offerings with the acquisition of our E-Commerce business, Mercantila. Mercantila’s online stores offer specialty items that are typically niche and difficult to find, fulfill a specific customer need, require a significant amount of research before the purchase decision, and are more expensive than the average online purchase. Mercantila strives to offer a convenient online shopping experience for these specialty items by providing a distinctive blend of selection, targeted Web stores, expert advice, and customer service.

Mercantila operates a collection of more than 200 specialty online retail stores, each with its own branded storefront. Mercantila’s drop-ship supplier platform enables it to partner with thousands of active vendors who supply its products. Mercantila provides interactive tools and information on its websites to help consumers make informed purchasing decisions. Such information services include detailed product information pages, personalized product recommendations, customer reviews, and other editorial content. Mercantila’s customer care representatives are available by phone or email to provide personal guidance and answer customers’ questions.

Mercantila’s strategy for the E-Commerce segment is to provide a more compelling shopping experience to consumers through ongoing development of its online catalogs and expansion into new categories while providing an expanding assortment within its current categories. Mercantila strives to continue to improve our operating efficiency by investing in and leveraging our technology and relationships with vendors and partners.

See “Note 10: Segment Information” of the Notes to Consolidated Financial Statements (Item 8, of Part II of this report) for detailed information on revenue and gross margin by segment.

Revenue Sources

Our search services revenue is primarily derived from search content providers who provide paid search links for display as part of our search services. From these content providers, whom we refer to as our search customers, we license rights to certain search products and services, including both non-paid and paid search links. We receive revenues from our search customers when an end user of our Web search services clicks on a paid search link that is provided by that search customer and displayed on one of our owned and operated Web properties or displayed on the Web property of one of our search distribution partners. Revenues are recognized in the period in which such paid clicks occur and are based on the amounts earned and remitted to us by our search customers for such clicks. In addition, we earn revenue from certain distribution partners, such as a fixed monthly fee in exchange for portal infrastructure services.

We derive a significant portion of our Core revenue from a small number of search customers and we expect that this concentration will continue in the foreseeable future. Google and Yahoo! each accounted for more than

10% of our total revenues in 2010 and jointly accounted for more than 80% of our total revenues in 2010 and more than 95% in 2009 and 2008. If either of these search customers reduces or eliminates the services they provide to us or our distribution partners, or if either of these search customers is unwilling to pay us amounts they owe us, it could materially harm our business and financial results.

Our main search customer agreements are with Google and Yahoo!. We renewed our principal Yahoo! agreement in January 2011 and it expires in December 2013. Our principal agreement with Google expires in April 2011 and we plan to negotiate its renewal before it expires. Both Google and Yahoo! have requirements and guidelines regarding, and reserve certain rights of approval over, the use and distribution of their respective search products and services. The requirements and guidelines are frequently subject to differing interpretations by the parties and both Google and Yahoo! may modify certain requirements and guidelines of their agreements with us at their discretion. If Google or Yahoo! believe that we or our search distribution partners have failed to meet the requirements and guidelines promulgated under these search customer agreements, they may suspend or terminate our or our distribution partners’ use and distribution of such search customer’s search products and services, with or without notice, and in the event of certain violations, may terminate their agreements with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines.

Google and Yahoo! each make certain representations and warranties to us in the agreements regarding the content and operation of their search services, and we make certain representations and warranties in the agreements regarding our use and distribution of their search services. Under these agreements, the parties also provide for some indemnification relating to these representations and warranties; Google and Yahoo! provide certain indemnification with respect to ownership of the content and technology provided by their search services, and we provide certain indemnification with respect to our, and our distribution partners’, use and distribution of Google and Yahoo!’s search services.

Our partners for distribution of our online search services include Internet service providers, Web portals, and software application providers. We generated approximately 35%, 42%, and 23% of our online search revenues through relationships with our top five distribution partners in 2010, 2009, and 2008, respectively. Our agreements with most of our distribution partners come up for renewal in 2011 and 2012, and we plan to negotiate renewals for many of these agreements. In addition, some of our distributors have the right to terminate their agreements immediately in the event of certain breaches. We anticipate that our content and distribution costs for our relationships with our distribution partners will increase as revenues grow, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms. Recently, we have experienced increased competition from our search customers seeking to enter into content provider agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

We generate revenues for our E-Commerce segment by serving customers of Mercantila’s collection of online specialty retail stores that feature items that are typically difficult to find online and are more expensive than the average online purchase. We design Mercantila’s websites to provide interactive tools and in-depth information about our products to help consumers make informed purchase decisions. We provide customer care representatives that are available by phone or email to provide service and guidance or to answer questions. We strive to offer our customers the lowest prices possible for our products including free shipping on a majority of Mercantila’s product catalog. Through the drop-ship supplier platform technology developed by us and licensed from others, we partner with our product vendors and logistic providers to provide fulfillment.

Research and Development

We believe that our technology is essential to expand and enhance our products and services and maintain their attractiveness and competitiveness. Research and development expenses were $6.8 million in 2010, $5.6 million in 2009, and $9.9 million in 2008.

Intellectual Property

Our success depends significantly upon our technology and intellectual property rights. To protect our rights and the value of our corporate brands and reputation, we rely on a combination of domain name registrations, confidentiality agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, patents, trademarks, and trade secrets. It is our policy to require employees and contractors to execute confidentiality and non-use agreements that prohibit the unauthorized disclosure and use of our confidential and proprietary information and, if applicable, that transfer to us any rights they may have in inventions and discoveries, including but not limited to trade secrets, copyrightable works, or patentable technologies that they may develop while under our employ. In addition, prior to entering into discussions with third parties regarding our business and technologies, we generally require that such parties enter into confidentiality and non-use agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements with distribution partners provides that we retain ownership of our intellectual property in our technologies and requires them to display our intellectual property ownership notices, as appropriate.

We hold 30 trademark registrations in the United States and 76 trademark registrations in various foreign countries. We also have applied for registration of certain service marks and trademarks in the United States and in other countries, and will seek to register additional marks in the U.S. and foreign countries, as appropriate. We may not be successful in obtaining registration for the service marks and trademarks for which we have applied or in maintaining the registration of existing marks. In addition, if we are unable to acquire and/or maintain domain names associated with those trademarks (for example, www.dogpile.com, www.webcrawler.com, www.metacrawler.com, and www.infospace.com), the value of our trademarks may be diminished.

We hold 8 U.S. patents. Our issued patents relate to online search, online advertisements, and location services, among others. We believe that the duration of the applicable patents is adequate relative to the expected lives of their impact on our services. We anticipate ongoing patent application activity in the future. However, patent claims may not be issued and, if issued, may be challenged or invalidated by third parties. In addition, issued patents may not provide us with any competitive advantages.

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

MetaCrawler License Agreement.    We hold an exclusive, perpetual worldwide license, subject to certain limited exceptions, to the MetaCrawler intellectual property and related search technology from the University of Washington. This license may apply to certain technology currently used in some of our web search services.

Competition

We operate in the online search and online retail markets, both of which are extremely competitive and rapidly changing. In both markets, our current and prospective competitors include large companies that have substantially greater resources than we have and start-up companies with a variety of innovative products and services.

Although we believe that no one competitor offers all of the products and services that we do in online search, we face competition from various sources. In particular, Google, Yahoo!, and Bing (Microsoft) collectively control a significant majority of the online search market. Each of these three companies provides search results to our search services and also compete with our search services for Internet users and potential distribution partners. In addition, our distribution partners compete with us and with our search customers for Internet users. We also compete with other information and content providers for certain of our specific content services. We believe that the primary competitive factors in the market for online search services are:

•	the ability to continue to meet the evolving information, content, and service demands of Internet users;

•	the cost-effectiveness, reliability, and security of the search applications and services;

•	the ability to attract Internet users to search services in a cost effective way;

•

the ability to provide programs or services, such as embedded search browsers, default search provider settings within the search browsers, or downloadable applications, that may displace competing search services; and

•	the ability to develop innovative products and services that enhance the appearance and utility of search services, both to Internet users and to current and potential distribution partners.

The retail business for the products sold on our E-Commerce sites is highly competitive. Competitors with our E-Commerce businesses include: general merchandise retailers that have both an online and brick-and-mortar presence, such as Target, Sears, and Costco; online general merchandise retailers such as Amazon.com, eBay, and Overstock.com; large specialty online retailers such as CSN and Hayneedle; small local and online specialty retailers; and our own vendors selling direct to consumers.

We believe that the primary competitive factors in the online retail market are:

•	the ability to attract consumers to web stores in a cost effective way;

•	the ability to provide a wide assortment of products within the targeted categories;

•	the ability to offer products for sale at a competitive price while maintaining sufficient profit margins; and

•	the ability to ship products to consumers in an expedient and cost effective manner.

Governmental Regulation

Because of the increasing use of the Internet, U.S. and foreign governments have adopted or may in the future adopt, laws and regulations relating to the Internet, addressing issues such as consumer protection, user privacy, security, pricing, age verification, content, taxation, copyrights and other intellectual property, distribution, advertising, and product and services quality. These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties. See the section entitled “Risk Factors” in Part I, Item 1A of this report for additional information regarding the potential impact of governmental regulation on our operations and results.

Seasonality

Our Core revenue is affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our E-Commerce revenue is seasonally affected, particularly during the fourth quarter holiday season as Mercantila’s sales increase.

Employees

As of February 25, 2011, we had 174 full-time employees. None of our employees are represented by a labor union and we consider employee relations to be positive. There is significant competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is located at www.infospaceinc.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings and other reports filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Our SEC filings, as well as our Code of Conduct and Ethics and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Executive Officers of the Registrant

The following table sets forth certain information as of February 25, 2011 with respect to our executive officers:

Name	Age	Position
William J. Ruckelshaus	46	President, Acting Chief Executive Officer, and Director
Nikhil Behl	37	Chief Executive Officer of Mercantila
David B. Binder	41	Chief Financial Officer and Treasurer
Travis J. McElfresh	40	Chief Technology Officer
Eric M. Emans	37	Chief Accounting Officer
Michael J. Glover	48	Vice President, Distribution and Business Development
Stephen P. Hawthornthwaite	41	Vice President of Corporate Development
Alesia L. Pinney	47	General Counsel and Secretary

William J. Ruckelshaus became President and Acting Chief Executive Officer in November 2010 after serving as a director of InfoSpace since May 2007. Mr. Ruckelshaus served as Chief Operating Officer of Audience Science, Inc. (formerly known as Revenue Science Inc.), an Internet advertising technology and services company, from August 2008 to November 2010, as well as its Chief Financial Officer from May 2006 to November 2010. From July 2002 to April 2006, he served as Senior Vice President, Corporate Development at Expedia, Inc., an online travel agency, where he oversaw Expedia’s mergers and acquisitions and led the corporate strategic planning effort. Mr. Ruckelshaus came to Expedia from Credit Suisse First Boston Technology Group, where he was a Director of Mergers & Acquisitions focusing on services, software, and Internet verticals. Mr. Ruckelshaus is a graduate of Princeton University and the University of Virginia Darden School of Business.

Nikhil Behl joined InfoSpace’s E-Commerce segment as Chief Executive Officer of Mercantila in May 2010. Mr. Behl has more than 15 years of technology and online retail experience, recently serving as Mercantila’s Chief Merchandising Officer overseeing hundreds of business partnerships and product strategy, beginning in 2007. From 2005 to 2007, Mr. Behl served at Hewlett-Packard where he was Vice President of Call Center Sales and Customer Service for HPShopping.com. From 2002 to 2005, Behl served as Vice President of Strategy and Development where he led the integration team that merged Compaq AtHome into HPShopping. Additionally, Mr. Behl served as the Director of Sales and Merchandising for HPShopping.com where he was responsible for managing the strategic direction and operations of products and services. Mr. Behl earned a Bachelor of Science degree in business administration from Menlo College.

David B. Binder has served as our Chief Financial Officer and Treasurer since January 2008. Mr. Binder joined InfoSpace as Vice President of Finance in October 2004. From November 2001 to October 2004, he served as Director, and later Senior Director, of Business Development at drugstore.com, Inc., an online drug store.

Eric M. Emans has served as our Chief Accounting Officer since January 2008. Mr. Emans joined the Company as Corporate Controller in September 2006. However, Mr. Emans had previously held various positions at the Company from September 2003 to December 2005, including Manager, Revenue Assurance and Senior Manager, Finance. From December 2005 to September 2006, he served as Director, Mobile Operations, at Corbis Corporation, a provider of visual content and rights services. He began his career as an auditor at Deloitte & Touche LLP.

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

Stephen P. Hawthornthwaite was appointed InfoSpace’s Vice President of Corporate Development in March 2010. He is responsible for managing the Company’s merger and acquisition activities and its overall new business development. Mr. Hawthornthwaite has more than 14 years of investment banking experience advising both public and private companies on mergers and acquisitions across multiple industry sectors. Prior to joining InfoSpace, from March 2004 to March 2010, he most recently served as partner and managing director at GCA Savvian, an independent investment banking firm, where he was instrumental in building the firm’s digital media franchise and advised on numerous M&A transactions in the digital media and Internet sectors. Previous to his six year tenure at GCA Savvian, from January 1998 to February 2004, Mr. Hawthornthwaite served as an officer in the investment banking divisions at Jefferies Group, Inc. and Robertson Stephens, Inc. Mr. Hawthornthwaite earned a bachelor’s degree in political science from Duke University and a J.D. degree from Wake Forest University School of Law.

Travis J. McElfresh was appointed InfoSpace’s chief technology officer in September 2010. Mr. McElfresh has more than 15 years of experience in product management, software engineering, operations management, and online consumer experiences and platforms in the technology sector. From December 2008 to June 2010, Mr. McElfresh served as chief technology officer / vice president of product and engineering at 1Cast.com, a news and video service platform startup. From October 2003 to November 2008, Mr. McElfresh was at MSNBC.com as Vice President of Technology overseeing all areas of product development, software engineering, and web operations. From January 2002 to October 2003, Mr. McElfresh served as lead program manager at Xbox where he directed the entire web application platform for Xbox.com. Additionally, Mr. McElfresh has held technical positions at companies including OneSoft, AmeriTeach, and the University of Wyoming. Mr. McElfresh holds a bachelor’s degree from Whitman College and an MBA from University of Washington, Michael G. Foster School of Business.

Alesia L. Pinney has served as our General Counsel and Secretary since July 2009. From September 2006 to July 2009, Ms. Pinney provided operational and legal services to four privately held companies in transition, including Sound Inpatient Physicians, LLC as its Chief Administrative Officer, Secretary and General Counsel (2008-09), Talyst, Inc. as its Executive Vice President Operations and Legal (2007-08), Lighthouse Document Technologies, Inc. as its Acting General Counsel (2007), and Weldon Barber as its Chief Operating Officer and General Counsel (2006-07). Prior to such time, Ms. Pinney was employed by drugstore.com, Inc. as its Vice President, Legal and Human Affairs, Secretary and General Counsel from June 2005 to December 2006 and as its Vice President, General Counsel and Secretary from October 2000 to June 2005.

ITEM 1A.	Risk Factors

Most of our revenue is attributable to Google and Yahoo!, and the loss of, or a payment dispute with, either of these search customers (or any future significant search customer) would harm our business and financial results.

We rely on our ability to acquire rights to content from third-party content providers, whom we refer to as search customers, and our future success in our online search business is highly dependent upon our ability to maintain and renew relationships with these search customers. Google and Yahoo! jointly accounted for over 80%, 95%, and 95% of our total revenues in 2010, 2009, and 2008, respectively, and we expect that concentration will continue. Google, Yahoo!, and our other search customers are competitors of each other, and the way we do business with one of them may not be acceptable to one or more of their competitors with whom we also do business. This may result in Google, Yahoo!, or other search customers not renewing their agreements with us on favorable terms or at all. Google, Yahoo!, and other search customers are also our competitors in online search, and they have had relationships with some of our current and potential search distribution partners. In addition to competing with us on their own Web properties, our search customers may, in the future, contract directly with our distribution partners to provide online search services.

If Google, Yahoo!, or any future significant search customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer to the extent we are unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue. We have recently entered into a new agreement with Yahoo! that will expire in December 2013. Our principal agreement with Google expires in April 2011 and we are in the process of negotiating terms for a new or extended agreement. If we are unable to renew our contract with Google before its expiration in April 2011 on terms similar to those in our current agreement, our business and financial results would be negatively impacted and could be materially harmed if we are unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost revenue.

If any of our third-party content providers, including Yahoo! or Google, are unwilling to pay us amounts that it owes us, or dispute amounts it owes us or has paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue. In addition, Yahoo! recently signed an agreement with Bing, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired, and our operations and financial performance may be materially impacted as a result.

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

The terms of the search customer agreements with Google and Yahoo! and the related guidelines are subject to differing interpretations by the parties. Google and Yahoo! have in the past suspended, and may in the future, suspend their content provided to our websites or the websites of our distribution partners, without notice, when they believe that we or our distribution partners are not in compliance with their guidelines or are in breach of the terms of their agreements. During such suspension we will not receive any revenue from any property, ours or our distribution partners’, affected by the suspended content, and the loss of such revenue could harm our business and financial results.

Additionally, as our business evolves, we expect that the guidelines of Google and Yahoo!, as well as the parties’ interpretations of compliance, breach, and sufficient justification for suspension of use of content will change. These changes in the guidelines and the parties’ interpretations of those guidelines may result in restrictions on our use of the Google and Yahoo! search services, and may require us to terminate our agreement with distribution partners or forego entering into agreements with distribution partners. The loss or reduction of content that we can use or make available to our distribution partners as a result of suspension, termination, or modification of distribution or search customer agreements, particularly our Google and Yahoo! agreements, could have a material adverse effect on our business and financial results.

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our online search services, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with online search distribution partners, including Internet service providers, Web portals, and software application providers, for distribution of our online search services. In 2010, 60% of our total revenues came from searches conducted by end users on the Web properties of our search distribution partners. If we had not purchased certain assets from Make The Web Better on April 1, 2010, and the revenue generated by those assets had remained owned by a search distribution partner, 66% of our total revenues in 2010 would have come from searches conducted by end users on the Web properties of our search distribution partners. We generated approximately 30%, 42%, and 23% of our total revenues through relationships with our top five distribution partners in 2010, 2009, and 2008, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

Our agreements with most of our distribution partners come up for renewal in 2011 and 2012. In addition, some of our distributors have the right to immediately terminate their agreements in the event of certain breaches. Such agreements may be terminated, may not be renewed, or may not be renewed on favorable terms, any of which could adversely impact our business and financial results. We anticipate that our distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenue grows, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

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

An important component of our strategy for future growth is to identify, acquire, or develop and successfully integrate new businesses or technologies into InfoSpace. For example, as a result of our May 2010 acquisition of certain assets of Mercantila, Inc., we began operating an online retail business that includes a collection of more than 200 specialty online retail stores. We may be unable to identify acceptable targets for acquisition or development. If we are successful in identifying targets, those targets may not be complementary to our current Core search or E-Commerce operations and may not leverage our existing infrastructure or operational experience. Further, competition for acquisitions has been, and may in the future continue to be, intense. As a result, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms. Moreover, any such acquisition may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions.

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

•	the dilutive effect on earnings per share as a result of issuances of stock, as well as, incurring operating losses and the amortization of intangible assets for the acquired business;

•	stock volatility due to the perceived value of the acquired business by investors;

•	diverting management’s attention from current operations and other business concerns, including potential strain on financial and managerial controls and reporting systems and procedures;

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

•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisitions.

Developing or acquiring a technology, service, or business, and then integrating that technology, service, or business into InfoSpace, will be complex, time consuming, and expensive, particularly if we acquire a technology, service, or business that is not in our current industries of online search and online retail. For example, the successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and, in the case of an acquisition, the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. Moreover, there can be no assurance that the short- or long-term value of any technology or business that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

Our new E-Commerce business is subject to many risks.

Our E-Commerce business is still in development, and we cannot ensure that it will succeed. We intend to offer additional types of products or related online retail services through our E-Commerce sites, but cannot provide assurance that any of them will be successful or that their failure will not result in harm to our overall business. The additions and modifications to our business as a result of our expansion into online retail have increased the complexity of our business. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth in our E-Commerce business effectively, which could damage our reputation, limit our growth in other areas, and negatively affect our operating results.

Our new E-Commerce business is subject to a number of additional risks, including the following risks and risks described elsewhere in this Item 1A, among others:

•

the risk that we will be unable to attract and retain customers cost-effectively, which would harm our ability to achieve and maintain profitability. Because much of our current E-Commerce business is based on one-time transactions with customers for relatively high-priced items, we must constantly acquire new customers. We rely on relationships with online services, search engines, affiliate marketing websites, directories, and other websites and online retail businesses to host and provide content, advertising banners, and other links that direct customers to our E-Commerce websites, and if we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers could be harmed;

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

We rely on our relationships with independent product vendors for the products that we offer for sale on our E-Commerce websites. Our business will suffer if we are unable to develop and maintain relationships with product vendors that allow us to obtain sufficient quantities of merchandise on acceptable commercial terms and in a timely manner. We have relationships with thousands of vendors for the products we offer for sale on our websites. We depend on our vendors to provide almost all of the products we sell, as we do not generally keep products we sell in inventory. If we do not maintain our existing relationships or build new relationships with vendors on acceptable commercial terms, we may be unable to maintain a broad selection of merchandise. We generally do not have long-term supply agreements, price guarantees, or exclusive arrangements with our vendors. As a result, we cannot guarantee high levels of product quality and selection at competitive prices because our vendors generally do not have a continuing obligation to provide us with merchandise at historical levels or prices or at all. In most cases, our relationships with our suppliers do not restrict the suppliers from selling their inventory to other traditional or online merchandise liquidators or retailers, which could in turn limit the selection of products available on our websites, particularly during peak seasons for those products.

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

Although we generated net income in our last two years, we have incurred net losses on an annual basis for all but five of the years since our inception, and as of December 31, 2010, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including but not limited to losses resulting from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges, or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to achieve and maintain consistent profitability in the future.

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

•

the loss, termination, or reduction in scope of key distribution relationships in our search business, for example, as a result of distribution partners licensing content directly from content providers, or any suspension by our search customers (particularly Google and Yahoo!) of the right to use or distribute content on the Web properties of our distribution partners;

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

•	the mix of revenues generated by our Core search business and our E-Commerce business versus other businesses we develop or acquire;

•	our ability to attract and retain quality traffic;

•	litigation expenses, including but not limited to settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our products and services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our search customers, or our distribution partners;

•	increases in the costs or availability of content for our search services or the costs or availability of products for our E-Commerce business;

•	additional restructuring charges we may incur in the future;

•	seasonality of our E-Commerce business;

•

the continuing impact of the economic downturn, which has in the past led to and may in the future lead to lower online advertising spend by advertisers and decreases in discretionary consumer spending, resulting in lower revenue per click for paid searches and decreased revenue or slower revenue growth from our E-Commerce sites (particularly since we offer many products that consumers may view as discretionary items rather than necessities);

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

•

new court rulings, or the adoption of new laws, rules, or regulations, that adversely affect our ability to acquire content and distribute our search services, that affect our ability to operate our E-Commerce business or offer non-search products and services, or that otherwise increase our potential liability;

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

The trading price of our common stock has been highly volatile. Between January 8, 2008, which was the date that we paid our most recent special dividend, and December 31, 2010, our stock price ranged from $5.20 to $12.52. On February 25, 2011, the closing price of our common stock was $8.05. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this Item 1A and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new search customers, new distribution partner relationships, or other business developments by us, our search customers, distribution partners, or competitors;

•	conditions or trends in the online search services or online retail markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity offerings resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. We have experienced significant changes at our executive management level and we may experience more changes in the future. Changes of management or key employees may cause disruption to our operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully and timely manage our business or achieve our business objectives. For example, the success of our search business is partially dependent on key personnel who have long-term relationships with our search customers and distribution partners, and the success of our new E-Commerce business is dependent on the knowledge, experience, and relationships of the key leadership personnel who joined us in the acquisition of the Mercantila, Inc. assets. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

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

Our online search services link users, either directly through our own websites or indirectly through the Web properties of our distribution partners, to third-party Web pages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our search customers was obtained or provided by our search customers. Such claims could include the following: infringement of patent, copyright, trademark, trade secret, or other intellectual property or proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; pornography; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there was a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have an obligation to indemnify and hold harmless certain of our search customers or distribution partners from damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our services. As a result, these claims could result in material harm to our business.

In the past, there have been legal actions brought or threatened against distributors of downloadable applications deemed to be “adware” or “spyware.” Additionally, certain bills are pending and some laws have been passed in certain jurisdictions setting forth requirements that must be met before a downloadable application is downloaded to an end user’s computer. We provide downloadable applications to promote use of our search services for our owned and operated search services. Such applications may be considered adware. We also partner with some distribution partners that provide adware to their users if the partners adhere to our strict guidelines requiring them, among other things, to disclose to the user what the adware does and to obtain the consent of the user before the application is downloaded. The adware must also be easy to uninstall. We also review the downloadable application the partner proposes to use before we distribute our results to them. We also have the right to audit our partners and, if we find that they are not following our guidelines, we can terminate our agreement with them or cease providing content to that downloadable application. Some partners have not been able to meet the new guidelines imposed by us or some of our search customers, and we no longer provide the applicable content or any content, as the case may be, to such partners or certain of their downloadable applications. We work closely with some of our major search customers to try to identify potential distribution partners that do not meet our guidelines or are in breach of our distribution agreements and we work with our distribution partners to ensure they deliver quality traffic. However, there can be no assurance that the measures we implement to reduce our exposure to claims that certain ways in which the content is distributed violate legal requirements will be successful. Any claims against us as a result of violations of legal requirements or contractual obligations could result in material harm to our business.

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

Our networks or those from third parties that we use may be vulnerable to unauthorized access by hackers, rogue employees or contractors, or other persons, computer viruses, and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We receive, retain, and transmit certain personal information about our E-Commerce customers and website visitors, using technology and networks provided by third parties to provide the security and authentication used to transmit confidential information, including payment information. Subscribers to some of our online search services are required to provide information that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could result in significant harm to our business.

We take, and we believe our third-party providers take, reasonable steps to protect the security, integrity, and confidentiality of the information that is collected and stored, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required under existing and proposed laws to notify persons whose information was disclosed or accessed. We also may be subject to claims of breach of contract for such disclosure, investigation, and penalties by regulatory authorities, and potential claims by persons whose information was disclosed, or other persons or companies who suffer damages as a result of unauthorized disclosure. Any such claims could result in costly litigation or liability, be time consuming to resolve, damage our reputation, and divert the attention and resources of management and other personnel.

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

We do not regularly conduct patent searches to determine whether the technology used in our services infringes patents held by third parties. Patent searches may not return every issued patent that may be deemed relevant to a particular product or service. It is therefore difficult to determine, with any level of certainty, whether a particular product or service may be construed as infringing a U.S. or foreign patent. Because patent applications in the United States are not immediately publicly disclosed, applications may have been filed by third parties that relate to our services that may not be discovered in a patent search. In addition, other companies, as well as research and academic institutions, have conducted research for many years in the search technology field, and this research could lead to the filing of further patent applications or affect filed applications.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. In addition, our certificate of incorporation and bylaws contain provisions that may discourage, delay, or prevent a third party from acquiring us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. Provisions of our charter documents that could have an anti-takeover effect include:

•

the classification of our board of directors into three groups so that directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our board of directors;

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal the bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain limited transfer restrictions on our common stock designed to preserve our federal net operating loss carryforwards (“NOLs”).

On July 19, 2002, our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of August 9, 2002. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive shares of our preferred stock, or shares of an acquiring entity. In addition, at our 2009 annual meeting, our stockholders approved an amendment to our certificate of incorporation that restricts any person or entity from attempting to transfer our stock, without prior permission from the Board of Directors, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent shareholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent shareholder. This amendment provides that any transfer that violates its provisions shall be null and void and would require the purported transferee to, upon demand by the Company, transfer the shares that exceed the five percent limit to an agent designated by the Company for the purpose of conducting a sale of such excess shares. The stockholder rights plan and the amendment to the certificate of incorporation would make the acquisition of the Company more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring the Company without the approval of our board of directors.

If there is change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize our NOLs may be severely limited or potentially eliminated.

As of December 31, 2010, we had NOLs of approximately $788 million that will expire over a ten to twenty year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated by a change of ownership, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

Restructuring and streamlining our business, including implementing reductions in workforce, discretionary spending, and other expense reductions, may harm our business.

We have in the past and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discontinuing products or businesses. Such measures may place significant strains on our management and employees, and could impair our development, marketing, sales, and customer support efforts. We may also incur liabilities from these measures, including liabilities from early termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. Such effects from restructuring and streamlining could have a negative impact on our business and financial results.

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

We may be unable to compete successfully in the online search and online retail markets.

We face intense competition in the online search and online retail markets, both of which are extremely competitive and rapidly changing. In addition, the retail business for the products we sell on our E-Commerce sites has few barriers to entry. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in search customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Our competitors in the online retail business include general merchandise retailers and specialty retailers with an online presence, brick-and-mortar stores (both national and local), or both, as well as our own vendors selling direct to consumers or through other retailers. Some of the companies we compete with in online search are currently search customers of ours, the loss of any of which could harm our business. In addition, we may face increasing competition for search market share from new search startups, mobile search providers, and social media sites and applications. If we are unable to match or exceed our competitors’ product offerings, marketing reach, and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the online search and online retail markets and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

Additionally, our business and financial results could be adversely affected if our search distribution partners create their own services that compete or replace the services we provide or they acquire such services from other sources. We continue to experience increased competition from search customers seeking to enter into agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

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

In the fourth quarter of 2010, we ceased operation of www.haggle.com (“Haggle”), a competitive shopping website, and transferred user accounts and certain assets and liabilities to a competing website. We may face certain risks relating to the previous operation or shutdown of Haggle. Numerous states and foreign jurisdictions have regulations regarding auctions and may attempt to claim those regulations applied to Haggle. In addition, we understand that some academics and others have suggested that prepaid bidding fee auctions resemble games of chance and/or gambling. We believe that the results of Haggle auctions depended on the skill of the participants and are thus not subject to such laws. If lawmakers or regulators were to decide that bidding fee auctions are games of chance or constitute gambling, or are subject to auction laws, we could become subject to various federal and state penalties. In addition, we may be subject to legal claims from former Haggle users unhappy with the operation or shutdown of Haggle or with the operation of the competing website to which user accounts were transferred.

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

Due to the nature of the Internet, it is possible that the governments of states and foreign countries might attempt to regulate Internet transmissions, through data protection laws amongst others, or institute proceedings for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

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

Our principal corporate office is located in Bellevue, Washington, and we have business operations for our E-Commerce segment in Palo Alto, California. We provide data center services for our Core Segment from third-party co-location facilities located in Tukwila, Washington and Reston, Virginia. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near-term needs.

ITEM 3.	Legal Proceedings

See “Note 7: Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Item 8, of Part II of this report) for information regarding legal proceedings.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “INSP.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal year ended December 31, 2010:
First Quarter	$11.82	$9.08
Second Quarter	$11.34	$7.52
Third Quarter	$8.73	$6.69
Fourth Quarter	$9.18	$7.63
Fiscal year ended December 31, 2009:
First Quarter	$8.29	$5.20
Second Quarter	$7.40	$5.30
Third Quarter	$8.67	$6.62
Fourth Quarter	$8.87	$7.45

On February 25, 2011, the last reported sale price for our common stock on the NASDAQ Global Select Market was $8.05 per share.

Holders

As of February 25, 2011, there were 759 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

See “Note 5: Stockholders’ Equity” of the Notes to Consolidated Financial Statements (Item 8, Part II of this report) for information regarding special cash dividends paid in 2008. There were no dividends paid in 2009 or 2010. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Set forth below is a line graph comparing the cumulative total stockholder return of our common stock to the cumulative total return of (i) the NASDAQ Index and (ii) the NASDAQ Computer Index for the five-year period ending on December 31, 2010, in all cases assuming the full reinvestment of dividends.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements. In the second quarter of 2010, upon the acquisition of certain assets from Mercantila, Inc., we changed the way our consolidated statement of operations is presented. For additional information on the reclassification see “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report). All periods presented below have been reclassified to conform to the current presentation. In 2007, we sold our mobile and directory businesses to unaffiliated third parties. Our mobile and directory businesses have been presented as discontinued operations for 2008, 2007, and 2006, and our operating results for our remaining search business are partly based on identifying and assigning costs to our search business that were initially shared by the three businesses. The process used to separately present continuing and discontinued operations relied on certain estimates and assumptions, and the historical results of operations for 2008, 2007, and 2006 presented in our selected financial data do not necessarily reflect the results of operations that would have existed had we provided our search services as a standalone business.

	Years ended December 31,
	2010 (1)	2009 (1)	2008 (1)	2007 (1)(2)	2006 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Services revenue	$214,343	$207,646	$156,727	$140,537	$153,800
Product revenue	32,492	—	—	—	—

Total revenues	246,835	207,646	156,727	140,537	153,800
Cost of services sales	129,972	136,623	87,130	70,059	70,625
Cost of product sales	28,578	—	—	—	—

Total cost of sales	158,550	136,623	87,130	70,059	70,625
Gross profit	88,285	71,023	69,597	70,478	83,175
Expenses and other income:
Engineering and technology	9,749	9,129	13,846	13,940	12,545
Sales and marketing	35,822	25,378	24,644	29,494	16,030
General and administrative	33,454	23,617	24,228	105,197	35,026
Depreciation	3,177	3,283	3,264	2,680	1,914
Amortization of intangible assets	283	—	—	—	—
Restructuring (3)	—	—	17	9,590	62,316
Other, net	—	—	(1,897)	(3,248)	—
Loss on investments, net (4)	—	4,714	28,520	2,117	—
Other income, net (5)	(15,313)	(2,682)	(7,149)	(18,226)	(19,581)

Total expenses and other income	67,172	63,439	85,473	141,544	108,250

Income (loss) from continuing operations before income taxes	21,113	7,584	(15,876)	(71,066)	(25,075)
Income tax benefit (expense) (5)(6)	(7,410)	(181)	(598)	(13,409)	29,060

Income (loss) from continuing operations	13,703	7,403	(16,474)	(84,475)	3,985
Discontinued operations (7):
Loss from discontinued operations, net of taxes	—	—	(1,455)	(25,246)	(19,073)
Gain (loss) on sale of discontinued operations, net of taxes	—	—	(770)	131,454	—

Net income (loss)	$13,703	$7,403	$(18,699)	$21,733	$(15,088)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.38	$0.21	$(0.48)	$(2.59)	$0.13
Loss from discontinued operations	—	—	(0.04)	(0.77)	(0.61)
Gain (loss) on sale of discontinued operations	—	—	(0.02)	4.03	—

Basic net income (loss) per share	$0.38	$0.21	$(0.54)	$0.67	$(0.48)

Shares used in computing basic income (loss) per share	35,886	34,983	34,415	32,640	31,254

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.37	$0.21	$(0.48)	$(2.59)	$0.12
Loss from discontinued operations	—	—	(0.04)	(0.77)	(0.58)
Gain (loss) on sale of discontinued operations	—	—	(0.02)	4.03	—

Diluted net income (loss) per share	$0.37	$0.21	$(0.54)	$0.67	$(0.46)

Shares used in computing diluted income (loss) per share	36,829	35,431	34,415	32,640	33,042

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$253,736	$226,397	$205,444	$574,817	$400,831
Working capital	228,760	219,475	182,733	163,422	536,442
Total assets	361,743	322,216	291,133	671,424	765,839
Total stockholders’ equity	310,794	279,835	262,324	266,050	678,565

Special dividend announced	Special dividend paid	Special dividend amount per share	Total dividends (in thousands)
May 2, 2007	May 28, 2007	$6.30	$208,203
November 14, 2007	January 8, 2008	$9.00	$299,296

(1)	We expense the fair value of awards of equity instruments as stock-based compensation expense over the period in which the award vests. Operating expenses from continuing operations include stock-based compensation expense allocated as follows (in thousands):

	Years ended December 31,
	2010	2009	2008	2007	2006
Cost of services sales	$461	$535	$1,043	$1,057	$345
Engineering and technology	1,470	1,423	3,373	2,081	1,194
Sales and marketing	3,279	2,038	3,934	8,171	2,495
General and administrative	9,541	6,572	5,954	22,749	7,235

Total	$14,751	$10,568	$14,304	$34,058	$11,269

(2)	In 2007, we recorded $56.2 million of employee expenses from continuing operations related to the cash distributions to shareholders. The expense was allocated as follows: $349,000 to cost of services sales, $1.8 million to engineering and technology, $6.8 million to sales and marketing, and $47.3 million to general and administrative.
(3)	In 2007, we recorded restructuring charges of $9.6 million, comprised of $8.0 million of employee separation costs, $831,000 of losses on contractual commitments, and $670,000 of stock-based compensation expense. In 2006, we recorded restructuring charges of $62.3 million, comprised of $44.5 million of impairments of goodwill and other intangible assets, $8.7 million of employee separation costs, $5.7 million of losses on contractual commitments, $2.6 million in costs of abandoned facilities, and $824,000 of stock-based compensation expense.
(4)	In 2009, 2008, and 2007, we recorded other-than-temporary impairment charges of $5.4 million, $24.3 million, and $2.2 million, respectively, related to available-for-sale investments that we purchased for $40.4 million, became illiquid in 2007, and were sold for net proceeds of $9.2 million in 2009.
(5)	In 2010, we recorded a $19.0 million net gain on a litigation settlement. The net gain allowed us to use a portion of our net operating loss carryforwards resulting in a net income tax expense of $6.6 million.
(6)	In 2007, we recorded a full valuation allowance related to our deferred tax assets. In 2006, we recognized a portion of our deferred tax assets related to goodwill, operating loss carryforwards, and equity.
(7)	We completed the sale of our directory business on October 31, 2007 and the sale of our mobile business on December 28, 2007. The operating results and gains (losses) from the sales of these businesses have been presented as discontinued operations for 2008, 2007, and 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Selected Consolidated Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

InfoSpace, Inc. (“InfoSpace,” “our,” or “we”) offers applications and services that deliver differentiated and convenient benefits for the online consumer. We offer a range of search and online retail solutions for consumers and extend our search solutions to our distribution partners.

We operate our business in two primary segments: Core and E-Commerce. Our Core segment is comprised of our Web search offerings to Internet users and our distribution partners. Our E-Commerce business includes a collection of more than 200 specialty online retail stores under the Mercantila brand. We generally use the term “services” to represent search services and our Core segment and use the term “products” to represent retail products sold through our E-Commerce segment.

We use our metasearch technology to power our own branded websites and to provide online search services to distribution partners. Our metasearch technology selects search results from several search engine content providers including Google, Yahoo!, and Bing, among others and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search customers to continually improve the user experience. Some content providers, such as Google and Yahoo!, pay us to distribute their content and we refer to those providers as our search customers.

We offer search services directly to consumers through our websites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com. In addition, we provide search services through the Web properties of distribution partners. Partner versions of our Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We generate revenues from our Web search services when an end user of our services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated Web properties or displayed on a distribution partner’s Web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ Web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our search customers for such clicks. Revenue from Google and Yahoo! jointly account for over 80% of our total revenues for 2010 and each also accounted for more than 10% of our total revenues, and we expect this concentration to continue. If either of these search customers reduces or eliminates the content it provides to us or our distribution partners, or if either of these search customers became unwilling to pay us amounts that it owed us, our business and financial results may materially suffer. Our principal agreements with Google and Yahoo! expire in April 2011 and December 2013, respectively.

On April 1, 2010, we purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites. This purchase contributed $16.4 million (or 26%) to our search revenue generated through our owned and operated properties in 2010 and, since Make The Web Better had been a distribution partner, there was a corresponding decrease of $21.5 million in distribution revenue from 2009. As we anticipated, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them, and we expect that the revenue generated will be between $6 million and $7 million in 2011, and decline by 30% in each quarter when compared to the prior quarterly period, as the end-user base of those assets continues to decrease.

In recent periods and excluding the revenue from the Make The Web Better purchased assets, we experienced an overall decline in revenue generated through our owned and operated properties. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites. The impact of this trend is partially offset by higher fees earned from our search customers for these paid clicks. Our ability to increase our online search services revenue in our metasearch engine sites relies in part on our ability to attract end users to these properties and retain them by providing a satisfying search experience. Revenue from our metasearch engine sites (such as Dogpile.com) accounted for 53% and 62% of overall owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for 2010 and 2009, respectively. Further offsetting the impact of the overall negative trend is the greater amount of revenue we are generating through our online direct marketing initiatives. Revenue growth for our online direct marketing initiatives is dependent on our ability execute to an expected return on our online direct marketing expenditures. Revenue from our online direct marketing initiatives accounted for 47% and 38% of owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for 2010 and 2009, respectively.

Our ability to increase our revenue generated from distribution partners depends on growth in the revenues generated by our existing distribution partners’ Web properties and the addition of new distribution partners who can successfully generate revenue. In recent periods, revenue from certain distribution partners has been adversely affected by our determination that certain search traffic did not meet our minimum standards of quality, as well as guidelines from our search customers that required certain of our distribution partners to alter the tactics they used to acquire end-users. During 2010, we discontinued traffic that was not considered to be high quality, and those discontinuations had a material negative impact on our revenues for the first half of 2010. In an effort to drive quality traffic to our search customers, we continue to invest in research and development to expand the online search services we offer on our owned and operated Web properties and those of our distribution partners.

The May 2010 acquisition of certain assets from Mercantila, Inc., an online retail company, diversified our business model and expanded our operations into the online retail industry. We earn revenue in our E-Commerce business when we deliver purchases to customers of Mercantila’s Web properties (typically the final criterion in our revenue recognition process). We generally do not maintain inventory for sale, but arrange for our third-party vendors to drop-ship the purchased goods directly to our customers. Our ability to increase our revenue and profitability depends on our success in attracting customers through our marketing activities, retaining them by providing them with a satisfying purchase experience, effectively managing our costs, and attracting and retaining high quality third-party vendors.

For both of our segments, engineering, operations, and product management personnel remain paramount to our ability to deliver high quality online search services, enhance our current technology, and expand our product offerings. As a result, we expect to continue to invest in our workforce and our research and development operations. Additionally, we may use our cash and short-term available-for-sale investments to acquire businesses and other assets, including businesses that may not be related to online search or online retail.

Overview of 2010 Operating Results

The following is an overview of our operating results for the year ended December 31, 2010 compared to the prior year. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2010, 2009, and 2008, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the second quarter of 2010, we revised our presentation of our Unaudited Condensed Consolidated Statements of Operations as described in “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements (Item 8, of Part II of this report) and reclassified amounts between the new captions for prior periods. The reclassifications did not impact previously reported revenues, income (loss) before income taxes, net income (loss), total assets, total liabilities, or stockholders’ equity.

Several of our key operating financial measures for the years ended December 31, 2010 and 2009 in total dollars (in thousands) and as a percentage of segment revenue are presented below.

	Years ended December 31,
	2010		2009
Revenues:
Services/Core revenue	$214,343		$207,646
Product/E-Commerce revenue	32,492		—

Total Revenues	$246,835		$207,646

Gross profit:		% of segment revenue		% of segment revenue

Services gross profit	$84,371	39.4%	$71,023	34.2%
Product gross profit	3,914	12.0%	—	0.0%

Total gross profit	$88,285	35.8%	$71,023	34.2%

Segment income (loss):
Core segment income	$32,462	15.1%	$27,436	13.2%
E-Commerce segment loss	(4,820)	(14.8)%	—	0.0%

Total segment income and Adjusted EBITDA (1)	$27,642	11.2%	$27,436	13.2%

Net income	$13,703		$7,403
Revenue from distribution partners	$146,919	69%	$156,742	75%
Revenue from existing distribution partners (launched on or before December 31 of previous year)	$143,731	67%	$137,784	66%
Revenue from new distribution partners (launched during the year)	$3,188	2%	$18,958	9%
Revenue from online direct marketing initiatives on owned and operated Web properties	$22,146	10%	$18,676	9%
Revenue from Make The Web Better – distribution partner	$9,442	4%	$30,908	15%
Revenue from Make The Web Better – owned and operated	$16,420	7%	$—	0%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Services revenue from our Core segment increased from 2009 to 2010 due to growth in revenue from our owned and operated properties. This growth was partially offset by declining revenue from our distribution partners. The increase in revenue from our owned and operated properties resulted from the acquisition of the Make The Web Better assets, and from increased revenue from our direct marketing initiatives. These positive trends were partially offset by the continued decline in revenue from our remaining owned and operated properties. The decrease in revenue generated through our distribution partners’ Web properties, from 2009 to 2010, was primarily due to the acquisition of the Make The Web Better assets. We generated 35% and 42% of our search revenue through our top five distribution partners for 2010 and 2009, respectively. The Web properties of our top five distribution partners for 2010 generated 40% of our online search revenue for 2009.

Product revenue from our E-Commerce segment was $32.5 million in 2010 and comprised of sales through our Mercantila operations.

The increase in gross profit for our Core segment, from 2009 to 2010, was primarily due to our acquisition of the Make The Web Better assets described above. Although we have experienced revenue growth since acquiring the assets, our E-Commerce segment’s loss, as a percent of revenue, increased due to increases in fulfillment and advertising expenses.

The increase in our sales and marketing expense, from 2009 to 2010, was primarily due to advertising for Mercantila’s Web properties of $4.3 million and an increase in expense associated with direct marketing initiatives of $3.1 million.

The increase in general and administrative expense, from 2009 to 2010, was primarily due to an increase in severance pay of $3.5 million and an increase in stock-based compensation of $3.4 million due to accelerating the vesting of equity awards to a departed executive.

In 2010, we received proceeds from the settlement of a shareholder derivative action against current and former officers and directors of the Company and recorded a net gain in other income, net, of $19.0 million and income tax expense of $7.4 million, primarily related to the settlement. In 2010, we also recorded in other income, net, $5.0 million of expense to adjust the estimated earn-out payments to be made related to our acquisition of the Make The Web Better assets.

Historical Results of Operations

Our net income for 2010 was $13.7 million and for the years 2010, 2009, and 2008 was cumulative net income of $2.4 million.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008
	(in thousands)			(as a percent of revenue)
Services revenue	$214,343	$207,646	$156,727	86.8%	100.0%	100.0%
Product revenue	32,492	—	—	13.2	0.0	0.0

Total revenues	246,835	207,646	156,727	100.0	100.0	100.0
Cost of services sales	129,972	136,623	87,130	52.7	65.8	55.6
Cost of product sales	28,578	—	—	11.6	0.0	0.0

Total cost of sales	158,550	136,623	87,130	64.2	65.8	55.6

Gross profit	88,285	71,023	69,597	35.8	34.2	44.4

Operating expenses and other income:
Engineering and technology	9,749	9,129	13,846	3.9	4.4	8.8
Sales and marketing	35,822	25,378	24,644	14.5	12.2	15.7
General and administrative	33,454	23,617	24,228	13.6	11.4	15.5
Depreciation	3,177	3,283	3,264	1.3	1.6	2.1
Amortization of intangible assets	283	—	—	0.1	0.0	0.0
Restructuring	—	—	17	0.0	0.0	0.0
Other, net	—	—	(1,897)	0.0	0.0	(1.2)
Loss on investments, net	—	4,714	28,520	0.0	2.3	18.2
Other income, net	(15,313)	(2,682)	(7,149)	(6.2)	(1.3)	(4.6)

Total expenses and other income	67,172	63,439	85,473	27.2	30.6	54.5
Income (loss) from continuing operations before income taxes	21,113	7,584	(15,876)	8.6	3.7	(10.1)
Income tax expense	(7,410)	(181)	(598)	(3.0)	(0.1)	(0.4)

Income (loss) from continuing operations	13,703	7,403	(16,474)	5.6	3.6	(10.5)
Loss from discontinued operations, net of taxes	—	—	(1,455)	0.0	0.0	(0.9)
Loss on sale of discontinued operations, net of taxes	—	—	(770)	0.0	0.0	(0.5)

Net income (loss)	$13,703	$7,403	$(18,699)	5.6%	3.6%	(11.9)%

Results of Operations for 2010, 2009, and 2008

Revenues.    Revenues for the years ended December 31, 2010, 2009, and 2008 are presented below (in thousands):

	2010	Change	2009	Change	2008
Services revenue	$214,343	$6,697	$207,646	$50,919	$156,727
Product revenue	32,492	32,492	—	—	—

Total revenues	$246,835	$39,189	$207,646	$50,919	$156,727

The increase in services revenue for 2010 as compared to 2009 is due to increases in revenue from our owned and operated Web properties and partially offset by a decline in revenue generated by our distribution partners. Revenue from existing distribution partners increased in 2010 as compared to 2009 by $6.0 million, but this trend was offset by a decline of $21.5 million from existing distribution partner Make The Web Better as we acquired its search revenue generating assets on April 1, 2010. Additionally, revenue from new distribution partners (launched during the year) in 2010 as compared to 2009 declined by $15.8 million.

The increase of $13.8 million in revenue generated by our owned and operated properties for 2010 as compared to 2009 was primarily due to the operation of the acquired Make The Web Better assets, which generated $16.4 million of revenue as an owned and operated Web property in 2010, and revenue growth of $3.5 million from our online direct marketing initiatives. Partially offsetting such increases is an overall decline in revenue generated through our owned and operated metasearch engine sites, excluding the revenue from the Make The Web Better purchased assets. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites, partially offset by higher fees earned from our search customers for these paid clicks.

The increase in services revenue for 2009 as compared to 2008 is primarily due to an increase in revenue from search results delivered through the Web properties of new and existing distribution partners. Revenue from existing distribution partners for 2009 as compared to 2008 increased by $45.4 million, and revenue from new distribution partners (launched during the year) increased by $10.5 million. In 2009, when the Make The Web Better assets were owned by a distribution partner, they generated $30.9 million in revenue.

The decrease of $5.8 million in revenue generated by our owned and operated properties for 2009 as compared to 2008 was primarily due to an overall decline in all of our owned and operated traffic on our metasearch engine sites, partially offset by an increase of $5.9 million in revenue for traffic generated from our online direct marketing initiatives.

For 2010, 70% of our search services revenue was generated through our search distribution partners’ Web properties, compared to 76% and 65% of our search services revenue, respectively, generated through our search distribution partners’ Web properties in 2009 and 2008. During the first half of 2010, we discontinued the syndication of our search results to certain distribution partners who we deemed to be delivering low quality clicks. Those discontinuations had a material negative impact on our revenues for the first half of 2010. We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent a significant proportion of our online search services revenues for the foreseeable future.

Additionally, in October 2010 we suspended operations of our Haggle.com competitive shopping site, which represented the most significant portion of our development-stage business initiatives. As a result, the revenue contribution from development-stage business initiatives will be nominal in the foreseeable future. In 2010, development-stage business initiatives represented less than 2% of total services revenue.

The product revenue was comprised of sales of product through our Mercantila business.

Cost of sales.    Cost of services sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of the data centers that serve our search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), usage-based content fees, and bandwidth costs. Cost of product sales primarily consist of the purchase price of goods sold by us to our customers, drop-ship and other shipping charges, and payment processing fees for customer transactions. Cost of sales in total dollars (in thousands) and as a percentage of associated and total revenues for the years ended December 31, 2010, 2009, and 2008 are presented below:

	2010	Change	2009	Change	2008
Cost of services sales	$129,972	$(6,651)	$136,623	$49,493	$87,130
Percentage of services revenue	60.6%		65.8%		55.6%
Cost of product sales	28,578	28,578	—	—	—

Percentage of product revenue	88.0%		0.0%		0.0%
Total cost of sales	$158,550	$21,927	$136,623	$49,493	$87,130

Percentage of total revenues	64.2%		65.8%		55.6%

The dollar decrease in cost of services sales for 2010 as compared to 2009 is primarily due to the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better.

The dollar increase in cost of services sales for 2009 as compared to 2008 is primarily due to an increase in revenue sharing expenses related to increases in revenue generated through the Web properties of our distribution partners and increases in our revenue sharing rates.

We anticipate that revenue sharing expenses paid to our distribution partners will increase in dollars if revenue increases through growth in existing arrangements with our distribution partners or we add new distribution partners. If search services revenue generated through our distribution partners’ Web properties increases at a greater rate than revenue generated through our owned and operated Web properties, revenue sharing expenses with our distribution partners as a percentage of services revenue will increase. As a result of our acquisition of assets from Make The Web Better in April 2010, we experienced a decrease in services cost of sales as a percentage of services revenue, and a corresponding increase in our gross profit percentage on our search services revenue. That effect has been declining as expected as the revenue has declined from the Make The Web Better assets. We expect that services revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant portion of our search services revenue.

The cost of product sales was comprised of the cost of sales of products through our Mercantila business.

Engineering and technology expenses.    Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for 2010, 2009, and 2008 are presented below:

	2010	Change	2009	Change	2008
Engineering and technology expenses	$9,749	$620	$9,129	$(4,717)	$13,846
Percentage of total revenues	3.9%		4.4%		8.8%

The dollar increase for 2010 compared to 2009 was primarily comprised of increases of $1.1 million in personnel costs, exclusive of employee separation costs, which includes $766,000 in Mercantila personnel costs, and an increase of $541,000 in professional services costs. These increases were partially offset by decreases of $567,000 in employee separation costs and a decrease of $359,000 in software support and maintenance.

The dollar decrease for 2009 compared to 2008 was primarily comprised of a decrease of $2.0 million in stock-based compensation expense, a decrease of $1.8 million in personnel costs, exclusive of stock-based compensation expense and employee separation costs, a decrease of $1.0 million in professional service fees, and a decrease of $916,000 in the costs of contractors and temporary help to augment our staffing. These decreases were partially offset by an increase of $736,000 in facilities costs and an increase of $518,000 in employee separation costs.

Sales and marketing expenses.    Sales and marketing expenses consist principally of marketing expenses associated with our owned and operated Web properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), advertising for Mercantila’s Web properties, the cost of temporary help and contractors to augment our staffing, and the operation of Mercantila’s call center. Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for 2010, 2009, and 2008 are presented below:

	2010	Change	2009	Change	2008
Sales and marketing expenses	$35,822	$10,444	$25,378	$734	$24,644
Percentage of total revenues	14.5%		12.2%		15.7%

The dollar increase for 2010 compared to 2009 was primarily attributable to an increase of $3.1 million in advertising costs for our marketing initiatives associated with traffic acquisition, $4.3 million in advertising for Mercantila’s Web properties, $1.9 million in Mercantila personnel costs, including costs related to temporary help and contractors, an increase of $1.2 million in stock-based compensation expense, and $675,000 in call center expenses. These increases were partially offset by a decrease of $358,000 in marketing research expenses and a decrease of $326,000 in public relations expense.

The dollar increase for 2009 compared to 2008 was primarily attributable to an increase of $4.0 million in advertising costs and an increase of $445,000 in the costs of contractors and temporary help to augment our staffing. These increases were partially offset by a decrease of $1.9 million in stock-based compensation expense, a decrease of $838,000 in marketing expenses associated with our owned and operated Web properties, and a decrease of $785,000 in salaries and employee benefits, excluding stock-based compensation expense.

We expect to continue to invest in marketing initiatives to promote new services.

General and administrative expenses.    General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for 2010, 2009, and 2008 are presented below:

	2010	Change	2009	Change	2008
General and administrative expenses	$33,454	$9,837	$23,617	$(611)	$24,228
Percentage of total revenues	13.6%		11.4%		15.5%

The dollar increase for 2010 compared to 2009 was primarily attributable to an increase of $3.5 million in employee separation costs, an increase of $3.0 million in stock-based compensation expense, an increase of $761,000 in professional service fees, an increase of $480,000 in facilities expense, and an increase of $408,000 in business taxes. Additionally, in 2009 we received a $2.4 million one-time net business tax refund. These increases were partially offset by a decrease of $564,000 in personnel costs, exclusive of stock-based compensation expense.

The dollar decrease for 2009 compared to 2008 was primarily attributable to a decrease of $2.5 million in personnel expenses and costs of contractors and temporary help to augment our staffing (exclusive of stock-based compensation expense and employee separation costs), a decrease of $366,000 in business insurance costs, and a decrease of $310,000 in professional service fees. Adding to these decreases was the net business tax refund of $2.4 million received in 2009. These decreases were partially offset by increases of $3.2 million in legal fees, an increase of $709,000 in employee separation costs, and an increase of $619,000 in stock-based compensation expense.

Depreciation and amortization of other intangible assets.    Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Amortization of definite-lived intangible assets includes amortization of core technology, customer lists, and other intangible assets. Depreciation and amortization of other intangible assets expenses for 2010, 2009, and 2008 are presented below (in thousands):

	2010	Change	2009	Change	2008
Depreciation expenses	$3,177	$(106)	$3,283	$19	$3,264
Amortization of other intangible assets expenses	283	283	—	—	—

	$3,460	$177	$3,283	$19	$3,264

There were no material variances between the depreciation expenses recorded in 2010, 2009 and 2008.

Other, net.    Other, net consists of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net of $1.9 million in 2008 consisted of gains on the sale of non-core assets.

Loss on investments, net.    Loss on investments, net is comprised of the following for 2009, and 2008 (in thousands):

	2009	2008
Other-than-temporary impairment of available-for-sale investments	$5,351	$24,332
Gain on sale of available-for-sale investments	(637)	—
Impairment of convertible note from equity investee	—	2,000
Other-than-temporary impairment of equity investment in privately-held company	—	2,000
Decrease in fair value of warrants	—	188

	$4,714	$28,520

In 2010, we did not record any gain or loss on investments.

In 2009, we determined that a portion of our auction rate securities (“ARS”), which we classified as long-term available-for-sale securities, was other-than-temporarily impaired, and we recorded a loss on investments of $5.4 million. Subsequently, we sold all of the investments originally purchased as ARS and recognized gains on the sales totaling $637,000.

In 2008, we determined that a portion of our ARS, which we classified as long-term available-for-sale securities, was other-than-temporarily impaired, and we recorded a loss on investments of $24.3 million. In 2008, we determined that our equity investment and related warrants in a privately-held company, as well as a convertible note from that company, were fully impaired, and we recorded a loss on investments of $4.2 million. We adjust our derivative instruments to fair value and recognize the change in the recorded fair value in earnings. We hold warrants to purchase stock in other companies, which qualify as derivatives, and therefore gains or losses are based on the fair value.

Other income, net.    Other income, net, primarily consists of litigation settlements, adjustments to the fair values of contingent liabilities related to business combinations, foreign currency exchange gains or losses, gains on contingency resolutions, interest income, and gains or losses on disposals of property and equipment. Other income, net is comprised of the following for 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Litigation settlement gain	$(18,965)	$—	$—
Foreign currency exchange loss (gain), net	(1,335)	66	661
Interest income	(331)	(3,443)	(7,344)
Gain on contingency resolution	—	—	(1,124)
Increase in fair value of earn-out contingent liability	5,000	—	—
Loss on disposal of assets	1,014	642	629
Other	(696)	53	29

	$(15,313)	$(2,682)	$(7,149)

Other income, net increased in 2010 compared to 2009 primarily due to a $19.0 million net gain on a litigation settlement and $1.4 million in recognition of foreign currency translation gains, primarily related to the sale or substantial liquidation of wholly-owned subsidiaries. Additionally in 2010, the financial performance of the operation of the Make The Web Better assets acquired in April 2010 was greater than expected; as a consequence, we estimated that the fair value of the related earn-out contingent consideration had increased and we recorded a charge of $5.0 million. Interest income decreased in 2010 compared to 2009 primarily due to a decline in interest rates.

Interest income decreased in 2009 compared to 2008 primarily due to a decline in interest rates, partially offset by $925,000 in interest received relating to a net business tax refund.

Income tax expense.    During 2010, 2009, and 2008, we recorded an income tax expense of $7.4 million, $181,000, and $598,000, respectively. The 2010 income tax expense of $7.4 million is primarily attributable to a $7.4 million tax expense from current year operations and a $788,000 tax expense for the net increase in the valuation allowance against the deferred tax assets. These expenses are partially offset by a $566,000 income tax benefit from the decrease in unrecognized tax benefits pertaining to state income taxes and a $516,000 tax benefit attributable to foreign exchange gains. During 2009, we further impaired and sold our portfolio of ARS, which provided a net $6.9 million income tax benefit from the net reduction of its portion of the valuation allowance. Absent the effect of the ARS, our income tax expense would have been $7.1 million, which would be primarily attributable to $2.7 million from current year operations and an increase of $4.2 million increase in the valuation allowance against the deferred tax assets. The 2008 income tax expense of $598,000 is primarily attributable to a $5.6 million tax benefit from current year operations, $436,000 tax expense for non-deductible compensation paid to an executive, and a $5.4 million tax expense for the net increase in the valuation allowance against the deferred tax assets.

At December 31, 2010, we had gross temporary differences representing future tax deductions of $849.7 million, primarily comprised of $788.4 million of accumulated net operating loss carryforwards, which represent deferred tax assets. During 2010, we determined that it was not more likely than not that we would realize our deferred tax assets in the foreseeable future. Accordingly, we provided a valuation allowance against our deferred tax assets. If in the future, we determine that the realization of any portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or to additional paid-in-capital, as appropriate.

Loss from discontinued operations and loss on sale of discontinued operations.    In 2007, we completed the sale of our directory and mobile businesses and have reflected income (loss) from those businesses as income (loss) from discontinued operations. For 2008, we recorded a gain on the sale of the directory business of $48,000 and a loss on the sale of the mobile services business of $818,000. Revenue, income (loss) before taxes, income tax expense (benefit), and income (loss) from discontinued operations for 2008 are presented below (in thousands):

Directory
Revenue from discontinued operations	$—

Income from discontinued operations before taxes	204
Income tax expense	(76)

Income from discontinued operations, net of taxes	$128

Mobile
Revenue from discontinued operations	$127

Loss from discontinued operations before taxes	(2,098)
Income tax benefit	515

Loss from discontinued operations, net of taxes	$(1,583)

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, loss on investments, net, and other income, net (which includes such items as litigation settlements, adjustments to the fair values of contingent liabilities related to business combinations, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income (loss), which we believe to be the most comparable GAAP measure, is presented for the years ended December 31, 2010, 2009, and 2008 below (in thousands):

	2010	2009	2008
Net income (loss)	$13,703	$7,403	$(18,699)
Discontinued operations	—	—	2,225
Depreciation and amortization of intangible assets	7,091	7,252	7,335
Stock-based compensation	14,751	10,568	14,304
Loss on investments, net	—	4,714	28,520
Other income, net	(15,313)	(2,682)	(7,149)
Income tax expense	7,410	181	598

Adjusted EBITDA	$27,642	$27,436	$27,134

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of December 31, 2010, we had cash and marketable investments of $253.7 million, consisting of cash and cash equivalents of $155.6 million and available-for-sale short-term investments of $98.1 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, certificates of deposit, money market funds, and taxable municipal bonds. All of our financial instrument investments held at December 31, 2010 have minimal default risk and short-term maturities. In 2010, we received gross proceeds of $23.9 million related to a litigation settlement and, in the first quarter of 2011, we plan to pay $5.3 million in plaintiff’s fees related to that settlement, as well as $2.4 million in severance charges to a departing executive. In 2008, we paid a special dividend to our shareholders of $299.3 million.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to online search or online retail. We may use a portion of our cash for special dividends or for common stock repurchases.

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

Contractual Obligations and Commitments

Our capital lease commitments are included in our Consolidated Balance Sheets. Our contractual obligations and commitments are as follows (in thousands):

	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$2,023	$1,932	$383	$—	$4,338
Purchase commitments	2,279	1,026	493	—	3,798
Capital lease commitments, net of imputed interest and executory costs	211	—	—	—	211

Total	$4,513	$2,958	$876	$—	$8,347

Operating lease commitments.    We have entered into various non-cancelable operating lease agreements for our offices that run through 2013. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table above. Certain of these leases have escalating rent payment provisions and we recognize rent expense under such leases on a straight-line basis over the term of the lease.

Purchase commitments.    Our purchase commitments consist primarily of product ordered but not yet shipped, related shipping costs, and non-cancelable service agreements for our data centers. Included in the table above are purchase commitments of $418,000 and $418,000 due in 2011 and 2012, respectively, which are reflected as liabilities on our Consolidated Balance Sheets.

Capital lease commitments.    We entered into capital lease agreements in 2008 for certain equipment used in our data centers.

We have pledged a portion of our cash as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2010, the total amount of collateral pledged under these agreements was $4.2 million.

The above table does not reflect unrecognized tax benefits of approximately $1 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see “Note 8: Income Taxes” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report.)

Cash Flows

Our net cash flows are comprised of the following for 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Net cash provided (used) by operating activities	$45,872	$30,000	$(20,182)
Net cash provided (used) by investing activities	25,817	4,421	(111,284)
Net cash provided (used) by financing activities	206	(607)	(298,926)
Net cash used by discontinued operations	—	—	(17,998)

Net increase (decrease) in cash and cash equivalents	$71,895	$33,814	$(448,390)

Net Cash Provided (Used) by Operating Activities

Net cash provided (used) by operating activities consists of net income (loss) offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $45.9 million in 2010, consisting of adjustments not affecting cash flows provided by operating activities of $28.7 million (primarily consisting of stock-based compensation, depreciation and amortization, increase in the fair value of an earn-out contingent liability, loss on disposals of assets, and amortization of premium on investments), cash provided by changes in our operating assets and liabilities of $17.7 million (consisting of decreases in accounts receivable, increases in accrued expenses and other current and long-term liabilities, increases in other receivables and in prepaid expenses and other current assets), and our net income of $13.7 million. Partially offsetting the increase were adjustments not affecting cash flows used by operating activities of $10.6 million (primarily consisting of excess tax benefits from stock-based award activity, fair value of common stock retired relating to a litigation settlement, and the realized foreign currency translation gains) and cash used by changes in our operating assets and liabilities of $3.6 million (primarily consisting of decreases in accounts payable).

Net cash provided by operating activities was $30.0 million in 2009, consisting of adjustments not affecting cash flows provided by operating activities of $26.4 million (primarily consisting of stock-based compensation, depreciation and amortization, loss on investments, net, and loss on disposals of assets), cash provided by changes in our operating assets and liabilities of $12.7 million (consisting of increases in accrued expenses and other current and long-term liabilities and in accounts payable and decreases in other long-term assets), and our net income of $7.4 million. Partially offsetting the increase was cash used by changes in our operating assets and liabilities of $15.9 million (primarily consisting of increases in accounts receivable, notes and other receivables and in prepaid expenses and other current assets) and adjustments not affecting cash flows used by operating activities of $607,000, consisting of deferred income taxes.

Net cash used by operating activities was $20.2 million in 2008, consisting of cash used by changes in our operating assets and liabilities of $59.3 million (consisting of decreases in accrued expenses and other liabilities), our net loss of $18.7 million, and adjustments not affecting cash flows used by operating activities of $4.6 million (primarily consisting of decreases in deferred income taxes and the gain on sale of assets). Offsetting the decrease was cash provided by adjustments not affecting cash flows provided by operating activities of $52.9 million (primarily consisting of the loss on long-term investments, stock-based compensation, depreciation, the loss from discontinued operations and the loss on sale of discontinued operations) and changes in our operating assets and liabilities of $9.4 million (consisting of decreases in notes and other receivables, other long-term assets, accounts receivable, and prepaid expenses and other current assets and increases in accounts payable).

Net Cash Provided (Used) by Investing Activities

Net cash provided (used) by investing activities primarily consists of transactions related to our investments, purchases of property and equipment, proceeds from the sale of certain assets, and cash used in business acquisitions.

Net cash provided by investing activities was $25.8 million in 2010, primarily from the proceeds from the sale or maturity of our marketable investments of $244.8 million and proceeds from the sale of assets of $307,000. Partially offsetting cash provided by investing activities were the purchase of $200.5 million of marketable investments, $16.0 million used for business acquisitions, and $3.0 million of property and equipment purchases.

Net cash provided by investing activities was $4.4 million in 2009, primarily from the proceeds from the sale or maturity of our marketable investments of $196.9 million and proceeds from the sale of assets of $623,000. Partially offsetting cash provided by investing activities were the purchase of $190.2 million of marketable investments, $2.4 million of property and equipment purchases, and $395,000 used for a business acquisition.

Net cash used by investing activities was $111.3 million in 2008, primarily consisting of the purchase of $145.3 million of marketable investments and the purchase of $12.3 million in property and equipment. Partially offsetting cash used by investing activities were proceeds from the sale or maturity of our marketable investments of $44.0 million and proceeds from the sale of assets of $2.6 million.

Net Cash Provided (Used) by Financing Activities

Net cash provided (used) by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, excess tax benefits from stock-based award activity, and special dividends paid to our shareholders.

Net cash provided by financing activities in 2010 was $206,000, primarily from $7.0 million in excess tax benefits generated by stock-based award activity and proceeds of $2.5 million from the exercise of stock options and the sale of shares through our employee stock purchase plan. Cash provided by financing activities was partially offset by $4.6 million of earn-out payments related to business acquisitions, $4.2 million in tax payments from shares withheld upon vesting of restricted stock units, and $589,000 used for the repayment of capital lease obligations.

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

Net cash used by financing activities in 2008 was $298.9 million, primarily from the special dividend of $299.3 million paid in January 2008. Partially offsetting cash used in financing activities were proceeds of $603,000 from the exercise of stock options and the sale of shares through our employee stock purchase plan.

Net Cash Used by Discontinued Operations

Net cash used by operating activities attributable to discontinued operations in 2008 was $18.0 million.

Acquisitions

Mercantila.    On May 10, 2010, we acquired certain assets from Mercantila, Inc., an online retail company, at a cost of $7.8 million in cash, plus $8.2 million in liabilities assumed.

Make The Web Better.    On April 1, 2010, we purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with up to $5.0 million in additional consideration payable in cash contingent on expected financial performance. The financial performance of the operation of the Make The Web Better assets in 2010 was greater than was expected when the assets were acquired. As a consequence, our estimate of the fair value of the related contingent consideration increased to $10.0 million and we recorded a charge of $5.0 million to other loss (income), net in the year ended December 31, 2010.

F-Four.    On May 22, 2009, we acquired the membership interests of F-Four, LLC and the assets of its subsidiary, a provider of search engine optimization analytics software, for $1.3 million in stock and cash.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the disclosures included elsewhere in this Annual Report on Form 10-K, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingencies. In some cases, we could have reasonably used different accounting policies and estimates.

The Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to revenue recognition, cost of sales, impairment of goodwill, the estimated allowance for billing adjustments and doubtful accounts, accounting for business combinations, stock-based compensation, and the valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies that involve the use of estimates, judgments, and assumptions and that are significant to understanding our results. For additional information see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

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

For our services transactions, we are the primary obligor, separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements, and assume the credit risk for amounts invoiced to our search customers. For search services, we determine the paid search results, content, and information directed to our owned and operated Web properties and our distribution partners’ Web properties through our metasearch technology. We earn revenue from our search customers by providing paid search results generated from our owned and operated properties and from our distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, we record services revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to us.

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

Accounting for Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests whenever circumstances indicate that the carrying value of the goodwill might be impaired. Circumstances may include an adverse change in business climate or a more likely than not expectation that a reporting unit will be sold or disposed. On at least a quarterly basis, we assess whether such circumstances exist.

We test for goodwill impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the estimated fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, application of appropriate control premium, market conditions, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and may result in impairment charges in future periods.

We performed our annual impairment analysis of the goodwill on our balance sheet as of November 30, 2010, and we determined that there was no impairment as the fair values of our Core and E-Commerce reporting units exceeded their respective carrying values by 21% and 30%, respectively. Our analysis took into consideration the expected discounted cash flows for each reporting unit. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, the discount rate based on the weighted average cost of capital (“WACC”), and terminal value assumptions for each reporting unit.

The WACC for each reporting unit ranged from 18% to 21.5% based on review of the volatility of returns for comparable reporting units, a capital structure of 100% common equity for comparable companies, and a size risk premium based upon relevant published studies. Additionally, a non-systemic risk premium was included ranging from 2% to 5% for certain risks to each reporting unit such as the Core reporting unit’s dependence on Google and Yahoo! and recognition that the E-Commerce reporting unit is in an early stage and a new business for us that has been projected to have growth in revenue and margins. The terminal value assumptions are applied to the final year of the discounted cash flow model as the reporting unit is expected to remain a viable going concern beyond the final period. The terminal value was determined using the Gordon Growth Model, which assumed long-term growth rates ranging from 1% to 4%.

A control premium ranging from 10% to 15% was added to determine each reporting unit’s enterprise value on a controlling basis. The control premiums range assumption considered the reporting unit’s business operations, control premiums of comparable recent transactions, and the current economic environment.

In the dynamic search and online retail industries, there is significant uncertainty about the future. Unforeseen events such as market disruptions and deterioration of the macroeconomic environment, or internal challenges such as reorganizations, employee and management turnover, operational cash flows, and other trends that could have material negative impacts on our key assumptions in determining fair values, could lead to a decision to impair goodwill in future periods.

As of December 31, 2010 and at November 30, 2010, of our consolidated goodwill balance of $69.9 million, we had allocated $57.5 million to our Core and $12.4 million to our E-Commerce reporting units.

Stock-Based Compensation

We record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2010, 2009, and 2008, we recognized $14.8 million, $10.6 million, and $14.3 million, respectively, of stock-based compensation expense.

Calculating stock-based compensation expense relies upon certain assumptions, including the expected term of the stock-based awards, expected stock price volatility, expected interest rate, number and types of stock-based awards, and the pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could vary materially in the future.

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

During the years ended December 31, 2010 and 2009, based on the weight of available evidence, we determined that it was not more likely than not that we would realize our deferred tax assets. Accordingly, we provided a full valuation allowance against our net deferred tax assets at December 31, 2010 and 2009. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, we may conclude that any portion of our deferred tax assets is more likely than not realizable.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2010. In the second quarter of 2010, upon the acquisition of certain assets from Mercantila, Inc., we changed the way our consolidated statement of operations is presented. For additional information on the reclassification see “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report). The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands except per share data)
Services revenue	$39,070	$43,763	$54,356	$70,457	$61,773	$52,363	$50,524	$49,683
Product revenue	—	—	—	—	—	7,039	11,193	14,260

Total revenues	39,070	43,763	54,356	70,457	61,773	59,402	61,717	63,943
Services cost of sales	22,827	26,763	36,577	50,456	43,559	29,142	28,849	28,422
Product cost of sales	—	—	—	—	—	5,958	9,860	12,760

Total cost of sales	22,827	26,763	36,577	50,456	43,559	35,100	38,709	41,182

Gross profit	16,243	17,000	17,779	20,001	18,214	24,302	23,008	22,761
Expenses and other income:
Engineering and technology	2,316	2,454	2,231	2,128	1,906	2,803	2,661	2,379
Sales and marketing	6,948	5,137	6,639	6,654	6,482	8,852	10,087	10,401
General and administrative	6,242	6,397	6,789	4,189	6,755	6,907	9,479	10,313
Depreciation	827	846	813	797	820	823	818	716
Amortization of intangible assets	—	—	—	—	—	40	122	121
Loss (gain) on investments, net	5,351	(335)	—	(302)	—	—	—	—
Other loss (income), net	(607)	(466)	(472)	(1,137)	137	3,522	427	(19,399)

Total expenses and other income	21,077	14,033	16,000	12,329	16,100	22,947	23,594	4,531

Income (loss) before income taxes	(4,834)	2,967	1,779	7,672	2,114	1,355	(586)	18,230
Income tax benefit (expense)	(201)	(82)	32	70	(570)	(685)	484	(6,639)

Net income (loss)	$(5,035)	$2,885	$1,811	$7,742	$1,544	$670	$(102)	$11,591

Net income (loss) per share – Basic:
Net income (loss) per share – Basic	$(0.14)	$0.08	$0.05	$0.22	$0.04	$0.02	$(0.00)	$0.32

Weighted average shares outstanding used in computing basic income (loss) per share	34,853	35,044	35,035	35,094	35,466	35,751	35,969	36,196

Net income (loss) per share – Diluted:
Net income (loss) per share – Diluted	$(0.14)	$0.06	$0.05	$0.21	$0.04	$0.02	$(0.00)	$0.31

Weighted average shares outstanding used in computing diluted income (loss) per share	34,853	35,069	35,766	36,112	37,059	37,353	35,969	36,851

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Services revenue	100.0%	100.0%	100.0%	100.0%	100.0%	88.2%	81.9%	77.7%
Product revenue	0.0	0.0	0.0	0.0	0.0	11.8	18.1	22.3

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Services cost of sales	58.4	61.2	67.3	71.6	70.5	49.1	46.7	44.4
Product cost of sales	0.0	0.0	0.0	0.0	0.0	10.0	16.0	20.0

Total cost of sales	58.4	61.2	67.3	71.6	70.5	59.1	62.7	64.4

Gross profit	41.6	38.8	32.7	28.4	29.5	40.9	37.3	35.6
Expenses and other income:
Engineering and technology	5.9	5.6	4.1	3.0	3.1	4.7	4.3	3.7
Sales and marketing	17.8	11.7	12.2	9.4	10.5	14.9	16.3	16.3
General and administrative	16.0	14.6	12.5	6.0	11.0	11.6	15.4	16.1
Depreciation	2.1	1.9	1.5	1.1	1.3	1.4	1.3	1.1
Amortization of intangible assets	0.0	0.0	0.0	0.0	0.0	0.1	0.2	0.2
Loss (gain) on investments, net	13.7	(0.7)	0.0	(0.4)	0.0	0.0	0.0	0.0
Other loss (income), net	(1.5)	(1.1)	(0.9)	(1.6)	0.2	5.9	0.7	(30.3)

Total expenses and other income	54.0	32.0	29.4	17.5	26.1	38.6	38.2	7.1

Income (loss) before income taxes	(12.4)	6.8	3.3	10.9	3.4	2.3	(0.9)	28.5
Income tax benefit (expense)	(0.5)	(0.2)	0.0	0.1	(0.9)	(1.2)	0.7	(10.4)

Net income (loss)	(12.9)%	6.6%	3.3%	11.0%	2.5%	1.1%	(0.2)%	18.1%

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Financial market risk.    We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a predetermined benchmark. Our investment portfolio at December 31, 2010 included debt instruments issued by the U.S. federal government and its agencies, U.S. municipal governments, publicly-held corporations, and money market funds invested in securities issued by agencies of the U.S. federal government. Beginning in 2007, the global financial markets began to experience unusual and significant distress that peaked in 2008 and moderated in 2009 and 2010. In 2007, certain auction rate securities that we purchased for $40.4 million became illiquid and experienced a severe decline in fair value before we liquidated those investments in 2009 for net cash proceeds of $9.2 million and realized a net loss on investments of $31.2 million. As of December 31, 2010, we invested exclusively in debt instruments with minimal default risk and maturity dates of less than one year from the end of any of our quarterly accounting periods. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2010.

Interest rate risk.    As of December 31, 2010, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. At December 31, 2010, our cash equivalent balances of $100.0 million were held in commercial paper, taxable municipal bonds, and money market funds and our short-term investment balances of $98.1 million were held in U.S. government securities and taxable municipal bonds.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2011 and thereafter and the related weighted average interest rates.

Principal amounts and weighted average interest rates by expected year of maturity as of December 31, 2010 are as follows (in thousands, except percentages):

	2011		2012 -2015		Thereafter		Total		Fair Value
U.S. government securities	$89,990	0.35%	$—	—%	$—	—%	$89,990	0.35%	$90,850
Commercial paper	87,915	0.19%	—	—%	—	—%	87,915	0.19%	87,902
Taxable municipal bonds	19,065	0.34%	—	—%	—	—%	19,065	0.34%	19,337
Money market funds	31	0.08%	—	—%	—	—%	31	0.08%	31

Cash equivalents and marketable fixed-income securities	$197,001		$—		$—		$197,001		$198,120

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 11, 2011

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$155,645	$83,750
Short-term investments, available-for-sale	98,091	142,647
Accounts receivable, net of allowance of $15 and $23	19,554	28,466
Other receivables	2,286	2,953
Prepaid expenses and other current assets	3,178	2,526

Total current assets	278,754	260,342
Property and equipment, net	7,470	12,315
Goodwill	69,878	44,815
Other intangible assets, net	1,383	457
Other long-term assets	4,258	4,287

Total assets	$361,743	$322,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,241	$6,736
Accrued expenses and other current liabilities	42,753	34,131

Total current liabilities	49,994	40,867
Long-term liabilities	955	1,514

Total liabilities	50,949	42,381
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 36,088,646 and 35,391,122 shares	4	4
Additional paid-in capital	1,322,265	1,303,667
Accumulated deficit	(1,011,473)	(1,025,176)
Accumulated other comprehensive income (loss)	(2)	1,340

Total stockholders’ equity	310,794	279,835

Total liabilities and stockholders’ equity	$361,743	$322,216

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenues:
Services revenue	$214,343	$207,646	$156,727
Product revenue	32,492	—	—

Total revenues	246,835	207,646	156,727
Cost of sales:
Cost of services sales	129,972	136,623	87,130
Cost of product sales	28,578	—	—

Total cost of sales	158,550	136,623	87,130

Gross Profit	88,285	71,023	69,597
Expenses and other income:
Engineering and technology	9,749	9,129	13,846
Sales and marketing	35,822	25,378	24,644
General and administrative	33,454	23,617	24,228
Depreciation	3,177	3,283	3,264
Amortization of intangible assets	283	—	—
Restructuring	—	—	17
Other, net	—	—	(1,897)
Loss on investments, net	—	4,714	28,520
Other income, net	(15,313)	(2,682)	(7,149)

Total expenses and other income	67,172	63,439	85,473
Income (loss) from continuing operations before income taxes	21,113	7,584	(15,876)
Income tax expense	(7,410)	(181)	(598)

Income (loss) from continuing operations	13,703	7,403	(16,474)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	(1,455)
Loss on sale of discontinued operations, net of taxes	—	—	(770)

Net income (loss)	$13,703	$7,403	$(18,699)

Income (loss) per share—Basic:
Income (loss) from continuing operations	$0.38	$0.21	$(0.48)
Loss from discontinued operations	—	—	(0.04)
Loss on sale of discontinued operations	—	—	(0.02)

Basic net income (loss) per share	$0.38	$0.21	$(0.54)

Weighted average shares outstanding used in computing basic income (loss) per share	35,886	34,983	34,415
Income (loss) per share—Diluted:
Income (loss) from continuing operations	$0.37	$0.21	$(0.48)
Loss from discontinued operations	—	—	(0.04)
Loss on sale of discontinued operations	—	—	(0.02)

Diluted net income (loss) per share	$0.37	$0.21	$(0.54)

Weighted average shares outstanding used in computing diluted income (loss) per share	36,829	35,431	34,415
Other comprehensive income (loss):
Net income (loss)	$13,703	$7,403	$(18,699)
Foreign currency translation adjustment	(74)	(108)	(47)
Reclassification adjustment for realized foreign currency gains, net, included in net income (loss)	(1,362)	—	—
Unrealized gain (loss) on investments, available-for-sale	94	(943)	1,109
Reclassification adjustment for other-than-temporary losses (gains) on investments, available-for-sale, included in net income (loss)	—	(335)	776
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	186	—

Comprehensive income (loss)	$12,361	$6,203	$(16,861)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009, and 2008

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2007	34,322	$3	$1,279,225	$(1,013,880)	$702	$266,050
Common stock issued for stock options and restricted stock units	420	—	16	—	—	16
Common stock issued for employee stock purchase plan	54	—	587	—	—	587
Unrealized gain on available-for-sale investments	—	—	—	—	1,885	1,885
Foreign currency translation adjustment	—	—	—	—	(47)	(47)
Tax effect of equity compensation	—	—	(1,029)	—	—	(1,029)
Stock-based compensation	—	—	15,143	—	—	15,143
Taxes paid on stock issued for equity awards	—	—	(1,582)	—	—	(1,582)
Net loss	—	—	—	(18,699)	—	(18,699)

Balance, December 31, 2008	34,796	3	1,292,360	(1,032,579)	2,540	262,324
Common stock issued for stock options and restricted stock units	366	—	5	—	—	5
Common stock issued for employee stock purchase plan	61	—	399	—	—	399
Common stock issued for acquisition	230	1	809	—	—	810
Common stock retired	(62)	—	—	—	—	—
Unrealized loss on available-for-sale investments	—	—	—	—	(1,278)	(1,278)
Foreign currency translation adjustment	—	—	—	—	(108)	(108)
Tax effect of equity compensation	—	—	607	—	186	793
Stock-based compensation	—	—	10,838	—	—	10,838
Taxes paid on stock issued for equity awards	—	—	(1,351)	—	—	(1,351)
Net income	—	—	—	7,403	—	7,403

Balance, December 31, 2009	35,391	$4	$1,303,667	$(1,025,176)	$1,340	$279,835
Common stock issued for stock options and restricted stock units	962	—	2,191	—	—	2,191
Common stock issued for employee stock purchase plan	54	—	350	—	—	350
Common stock retired	(318)	—	(2,099)	—	—	(2,099)
Unrealized loss on available-for-sale investments	—	—	—	—	94	94
Foreign currency transaction adjustment	—	—	—	—	(74)	(74)
Foreign currency translation adjustment for disposition of foreign subsidiaries	—	—	—	—	(1,362)	(1,362)
Tax effect of equity compensation	—	—	7,032	—	—	7,032
Stock-based compensation	—	—	15,010	—	—	15,010
Taxes paid on stock issued for equity awards	—	—	(3,886)	—	—	(3,886)
Net income	—	—	—	13,703	—	13,703

Balance, December 31, 2010	36,089	$4	$1,322,265	$(1,011,473)	$(2)	$310,794

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009	2008
Operating Activities:
Net income (loss)	$13,703	$7,403	$(18,699)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss from discontinued operations	—	—	1,455
Loss on sale of discontinued operations	—	—	770
Stock-based compensation	14,751	10,568	14,304
Depreciation and amortization	7,091	7,252	7,335
Excess tax benefits from stock-based award activity	(7,032)	(607)	—
Earn-out contingent liability adjustments	5,000	—	—
Common stock retired relating to litigation settlement	(2,099)	—	—
Amortization of premium (accretion of discount) on investments, net	365	206	(107)
Loss on disposal of assets, net	1,262	642	629
Foreign currency translation gains, net	(1,436)	—	—
Deferred income taxes	218	2,814	(2,667)
Loss on investments, net	—	4,714	28,520
Net gain on sale of assets	—	—	(1,897)
Other	9	171	35
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	9,551	(13,043)	1,643
Notes and other receivables	1,488	(2,104)	5,228
Prepaid expenses and other current assets	576	(759)	135
Other long-term assets	(202)	712	1,784
Accounts payable	(3,428)	641	614
Accrued expenses and other current and long-term liabilities	6,055	11,390	(59,264)

Net cash provided (used) by operating activities	45,872	30,000	(20,182)
Investing Activities:
Business acquisitions, net of cash acquired	(15,985)	(395)	—
Purchases of property and equipment	(3,019)	(2,435)	(12,277)
Other long-term assets	230	(50)	(199)
Proceeds from sale of assets	307	623	2,550
Proceeds from sales of investments	52,801	9,202	—
Proceeds from maturities of investments	191,976	187,654	43,980
Purchases of investments	(200,493)	(190,178)	(145,338)

Net cash provided (used) by investing activities	25,817	4,421	(111,284)
Financing Activities:
Excess tax benefits from stock-based award activity	7,032	607	—
Proceeds from stock option and warrant exercises	2,191	5	16
Proceeds from issuance of stock through employee stock purchase plan	350	399	587
Repayment of capital lease obligation	(589)	(564)	(233)
Tax payments from shares withheld upon vesting of restricted stock units	(4,201)	(1,054)	—
Earn-out payments for business acquisitions	(4,577)	—	—
Special dividend paid	—	—	(299,296)

Net cash provided (used) by financing activities	206	(607)	(298,926)
Discontinued operations:
Net operating cash used by discontinued operations	—	—	(17,998)

Net increase (decrease) in cash and cash equivalents	71,895	33,814	(448,390)
Cash and cash equivalents, beginning of period	83,750	49,936	498,326

Cash and cash equivalents, end of period	$155,645	$83,750	$49,936

Supplemental disclosure of non-cash investing activities:
Liabilities assumed in purchase transaction	$(8,231)	$(56)	$—
Stock issued in purchase transaction	—	809	—
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	$(5,000)	$—	$—
Purchases of assets under capital leases	—	—	1,601
Cash paid for:
Income tax expense (benefit) for continuing operations	$(364)	$34	$5,117

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

Note 1:    The Company and Basis of Presentation

Description of the business:    InfoSpace, Inc. (the “Company” or “InfoSpace”) develops search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide online search services to distribution partners. Partner versions of Web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as search customers. Beginning in May 2010, the Company also operates an online retail business that includes a collection of more than 200 specialty online stores operated under the Mercantila brand.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Basis of presentation:    The operating results of the directory and mobile businesses, which were sold to third parties in 2007, have been presented as discontinued operations for 2008.

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

Reclassification:    In the second quarter of 2010, the Company revised the presentation of its consolidated statements of operations and comprehensive income (loss) (“Operations Statement”) as outlined below.

New caption:	Comprised of amounts from:

Services revenue	Revenues (completely allocated to new caption)

Product revenue	New caption, no amounts in prior periods

Cost of services sales

Content and distribution (completely allocated to new caption)

Systems and network operations (partially allocated to new caption)

Sales and marketing (partially allocated to new caption)

General and administrative (partially allocated to new caption)

Depreciation (partially allocated to new caption)

Amortization of intangible assets (partially allocated to new caption)

Cost of product sales	New caption, no amounts in prior periods

Engineering and technology	Systems and network operations (partially allocated to new caption) Product development (completely allocated to new caption)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The Company also added the caption “total expenses and other income” and eliminated the captions “total operating expenses” and “operating income.” The reclassifications did not impact previously reported revenues, income (loss) before income taxes, net income (loss), total assets, total liabilities, or stockholders’ equity.

Certain other reclassifications of prior period balances have been made for consistent presentation with the current period. These changes consisted of reclassifications within the Company’s Operations Statement in 2008 to conform to the current year presentation and, in the consolidated statements of cash flows for 2009 and 2008, sales and maturities of investments are separately presented as components of net cash provided (used) by investing activities, and the net amortization of premium (accretion of discount) on investments is separately presented as a component of net cash provided (used) by operating activities; it was previously presented under the caption of “Other.” Those reclassifications did not impact previously reported net income (loss) in the Operations Statement or net cash provided (used) by operating activities or net cash provided (used) by investing activities in the consolidated statements of cash flows.

Note 2:    Summary of Significant Accounting Policies

Cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of ninety days or less at date of acquisition to be cash equivalents, which are carried at fair value.

Accounts receivable:    Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts.

Short-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. All debt instruments with maturities greater than ninety days up to one year from the balance sheet date are considered short-term investments. The Company periodically evaluates whether the declines in fair value of its available-for-sale investments are other than temporary. As of December 31, 2010 and 2009, the Company’s short-term investments are classified as available-for-sale and are reported at their fair value, with unrealized gains and temporary impairments reported in other comprehensive income (loss), and other-than-temporary impairments reported in loss on investments, net in the Operations Statement.

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	15 months—3 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company capitalizes certain internal use software development costs, primarily employee salaries and benefits allocated on a project or product basis. The Company capitalized $1.0 million, $1.1 million, and $1.7 million of internal-use software costs in the years ended December 31, 2010, 2009, and 2008, respectively.

Business combinations and intangible assets including goodwill:    The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Valuation of goodwill and intangible assets:    The Company evaluates goodwill and indefinite-lived intangible assets at least annually to determine whether there has been an impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances, including material changes in the fair value of the Company’s outstanding common stock, indicate that the carrying amount of the Company’s assets might not be recoverable. The Company amortizes definite-lived intangible assets over their expected useful lives, and when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable, the Company performs a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the Operations Statement.

The following table provides information about activity in goodwill in each segment during the period from January 1, 2009 to December 31, 2010 (in thousands):

	Core	E-Commerce	Total
Goodwill as of January 1, 2009	$43,940	$—	$43,940
Goodwill associated with 2009 business acquisition	875	—	875

Goodwill as of December 31, 2009	44,815	—	44,815
Goodwill associated with 2010 business acquisitions	12,650	12,413	25,063

Goodwill as of December 31, 2010	$57,465	$12,413	$69,878

Other intangible assets consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Core technology	$1,978	$(1,345)	$633	$1,085	$(911)	$174
Customer relationships	39	(23)	16	—	—	—
Other	6,667	(6,667)	—	6,667	(6,667)	—

Total definite-lived intangible assets	8,684	(8,035)	649	7,752	(7,578)	174
Indefinite-lived intangible assets	734	—	734	283	—	283

Total	$9,418	$(8,035)	$1,383	$8,035	$(7,578)	$457

Amortization of definite-lived intangible assets held as of December 31, 2010 is expected to be $463,000 and $186,000 in 2011 and 2012, respectively. The weighted average amortization period for definite-lived intangible assets is 16 months.

In the years ended December 31, 2010, 2009, and 2008, the Company conducted its annual impairment analyses for goodwill and indefinite-lived intangible assets as of November 30, 2010, 2009, and 2008 and

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

determined that the carrying value of its goodwill and indefinite-lived intangible assets was not impaired. In 2009 and 2008, the Company determined that it did not operate separate reporting units; therefore, the methodology used for the Company’s 2009 and 2008 annual impairment analyses were primarily based on a comparison of the balance of its stockholders’ equity to the fair value of its outstanding common stock based on the Company’s quoted stock price. In 2010, upon the acquisition of its E-Commerce business, the Company determined that it operated two reporting units, and the 2010 annual impairment analyses was based on a valuation using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit.

Other investments:    Included in other long-term assets are the Company’s investment in equity investments of privately-held companies for business and strategic purposes. The Company currently holds equity securities and warrants to purchase equity securities in companies whose securities are not publicly traded. The Company’s equity investments were carried at a fair value of $0 at December 31, 2010 and 2009.

Services revenue recognition:    The Company’s services revenue, which is recorded in the Core segment, is generated primarily from its Web search services. The Company generates search services revenue when an end user of such services clicks on a paid search link provided by a search customer and displayed on one of the Company’s owned and operated Web properties or displayed on a distribution partners’ Web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays the Company a portion of that fee.

For the Company’s services transactions, the Company is the primary obligor, separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements, and assumes the credit risk for amounts invoiced to its search customers. For search services, the Company determines the paid search results, content, and information directed to its owned and operated websites and its distribution partners’ Web properties through its metasearch technology.

The Company earns revenue from its search customers by providing paid search results generated from its owned and operated Web properties and from its distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, the Company records services revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company.

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

Cost of sales:    The Company records the cost of sales for product and services when the related revenue is recognized. Cost of services sales primarily consists of costs related to revenue sharing arrangements with the Company’s distribution partners, certain costs associated with the operation of the Company’s data centers that

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

serve its search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), usage-based content fees, and bandwidth costs. Cost of product sales consist of the purchase price of goods sold by the Company to its customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

Product sales returns and replacements:    The Company estimates sales returns, which reduces product revenue. The Company estimates the cost of replacing damaged or defective goods sold to customers, which is recorded as a cost of product sales.

Engineering and technology expenses:    Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees.

Sales and marketing expenses:    Sales and marketing expenses consist primarily of marketing expenses associated with the Company’s owned and operated Web properties (which consist of traffic acquisition, including online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), advertising for Mercantila’s Web properties, the cost of temporary help and contractors to augment the Company’s staffing, and the operation of Mercantila’s call center. Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $22.8 million, $15.4 million, and $11.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

General and administrative expenses:    General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements.

Stock-based compensation:    The Company measures and recognizes its compensation expense for all share-based payment awards made to employees and directors, including stock option and restricted stock unit grants and purchases of stock made pursuant to the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. Expense is recognized on a straight-line basis over the requisite vesting period for each separately vesting portion of the award.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes-Merton option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated financial statements for the years ended December 31, 2010, 2009, and 2008.

Employee benefit plan:    The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2010, 2009, and 2008, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2010, 2009, and 2008, the Company contributed $322,000, $326,000, and $327,000, respectively, for employees.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Other, net:    Other, net consists of gains or charges that are not directly associated with other revenue or operating expense classifications. There were no other, net charges in the years ended December 31, 2010 and 2009. Other, net during the year ended December 31, 2008 of $1.9 million primarily consisted of the gains on sales of non-core assets.

Loss on investments, net:    Loss on investments, net consists of changes in fair values of warrants held by the Company, realized gains and losses from the sale of equity instruments of publicly-held and privately-held companies, and the other-than-temporary impairment of such equity instruments.

Other income, net:    Other income, net for the years ended December 31, 2010, 2009 and 2008, consists of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Litigation settlement gain	$(18,965)	$—	$—
Foreign currency exchange gain (loss), net	(1,335)	67	660
Interest income	(331)	(3,443)	(7,344)
Gain on contingency resolution	—	—	(1,124)
Increase in fair value of earn-out contingent liability	5,000	—	—
Loss on disposal of property and equipment	1,014	642	629
Other	(696)	52	30

Other income, net	$(15,313)	$(2,682)	$(7,149)

In 2010, the Company recognized $19.0 million of gain related to a litigation settlement. The financial performance of the operation of Make The Web Better, acquired on April 1, 2010, was greater than expected; as a consequence, the fair value of the related contingent consideration increased and an additional charge of $5.0 million was recorded. In 2010, the Company sold or substantially liquidated its previously wholly-owned foreign subsidiaries and recognized $1.4 million of realized foreign currency translation gains. The decrease in interest income is primarily due to a decline in interest rates.

Loss from discontinued operations and loss on sale of discontinued operations:    In 2007, the Company completed the sale of its directory and mobile businesses and has reflected the results of operations from these businesses as discontinued operations for all periods presented.

For the year ended December 31, 2008, the Company recorded income (loss) from the operating results of its mobile and directory businesses. For the sale of its directory business, the Company recorded a gain on sale of $48,000, net of tax expense of $26,000 in the year ended December 31, 2008. For the sale of its mobile business, the Company recorded a loss on sale of $818,000, net of tax benefit of $780,000 in the year ended December 31, 2008. The operating results of these businesses consist of the following (in thousands):

	Year ended December 31, 2008
	Directory	Mobile
Revenue from discontinued operations	$—	$127
Income (loss) from discontinued operations before taxes	204	(2,098)
Income tax expense (benefit)	(76)	515

Gain (loss) from discontinued operations, net of taxes	$128	$(1,583)

Gain (loss) on sale of discontinued operations, net of taxes	$48	$(818)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Net income (loss) per share:    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive including for periods of net loss.

The treasury stock method calculates the dilutive effect for stock options and warrants with an exercise price less than the average stock price during the period presented.

	Years ended December 31,
In thousands	2010	2009	2008
Weighted average common shares outstanding, basic	35,886	34,983	34,415
Dilutive stock options and warrants	943	448	—

Weighted average common shares outstanding, diluted	36,829	35,431	34,415
Antidilutive stock option, restricted stock unit, and warrant equivalents excluded from dilutive share calculation	1,199	1,721	930
Outstanding stock options and warrants with an exercise price more than the average price during the year not included in dilutive share calculation	4,282	4,888	4,865

Other comprehensive income (loss):    Comprehensive income (loss) includes net income (loss), plus items that are recorded directly to stockholders’ equity, including foreign currency translation adjustments and the net change in unrealized gains and losses on cash equivalents, short-term and long-term investments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of net income (loss) in the period realized. Amounts reclassified out of other comprehensive income (loss) into net income (loss) were determined on the basis of specific identification. Components of accumulated other comprehensive income (loss) included on the consolidated balance sheets at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31,
	2010	2009
Unrealized gain on foreign currency translation	$—	$1,436
Unrealized loss on available-for-sale investments	(2)	(96)

	$(2)	$1,340

Foreign currencies:    Foreign subsidiary financial statements are denominated in foreign currencies and are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Revenue and expenses are translated at average rates of exchange prevailing during the period. Realized gains and losses on foreign currency transactions are included in other income, net. In 2010, substantially all of InfoSpace’s foreign subsidiaries were sold or liquidated.

Concentration of credit risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. These instruments are generally unsecured and uninsured. The Company places its cash equivalents and investments

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

with major financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from search customers primarily located in the United States operating in a variety of industries and geographic areas. The Company performs ongoing credit evaluations of its search customers and maintains allowances for potential credit losses.

Revenue concentration:    The Company derives a significant portion of its revenues from a small number of search customers. Revenues from the top two search customers of the Company represented 80%, 95%, and 95% or more of total revenues in each of the years ended December 31, 2010, 2009, and 2008, respectively. These search customers each accounted for more than 10% of total revenues in the years ended December 31, 2010, 2009, and 2008. At December 31, 2010 and 2009, these two search customers each accounted for more than 10% of the accounts receivable balance.

Fair value of financial instruments:    The Company does not measure the fair value of any financial instrument other than cash equivalents, available-for-sale investments, warrants, and its investment in a privately-held company. The carrying values of other financial instruments (accounts receivable, notes and other receivables, and accounts payable), other current assets and accrued expenses, and other current liabilities are not recorded at fair value but approximate fair values primarily due to their short-term nature.

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. The Company evaluates the deferred tax assets for future realization and reduces them by a valuation allowance to the extent management of the Company believes that they more likely than not will not be realized. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income (which includes a consideration of expected future revenue levels, trends in the industry, and the current macroeconomic environment), the carryforward periods available for tax reporting purposes, and other relevant factors. Due to the size of the net operating loss carryforwards, their expiration beginning in 2020 and the Company’s recent level of annualized profitability, management has determined the net deferred tax assets were not more likely than not realizable and provided a valuation allowance against its deferred tax assets. At December 31, 2010 and 2009, the Company provided valuation allowances of $313.1 million and $319.1 million, respectively, against its deferred tax assets related to net operating loss carryforwards and other temporary differences. The Company will continue to evaluate the likelihood of the realization of the deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the Company may conclude that any portion of the deferred tax assets are more likely than not realizable.

Lease accounting:    The Company leases office space and computer equipment used in its data centers. These leases are classified as either capital leases or operating leases, as appropriate. The amortization of assets under capital leases is included in depreciation expense. For the years ended December 31, 2010, 2009, and 2008, $537,000, $535,000, and $341,000, respectively, of amortization for assets acquired under capital leases was included in depreciation expense.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, valuation of investments and other-than-temporary

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

impairment of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.

Recent accounting pronouncements:    The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flow.

Note 3:    Balance Sheet Components

Short-term investments classified as available-for-sale at December 31, 2010 and 2009 consisted of the following, stated at fair value (in thousands):

	December 31,
	2010	2009
U.S. government securities	$90,850	$106,493
Taxable municipal bonds	7,241	2,604
Corporate notes	—	33,550

Total short-term investments available-for-sale	$98,091	$142,647

Maturity information was as follows for investments classified as available-for-sale at December 31, 2010 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$98,091	$13	$(13)	$98,091
Greater than one year	—	—	—	—

Total	$98,091	$13	$(13)	$98,091

At December 31, 2009, there were gross unrealized gains of $4,000 and gross unrealized losses of $84,000.

	December 31,
	2010	2009
	(in thousands)
Property and equipment
Computer equipment and data center	$11,791	$12,310
Purchased software	4,544	4,909
Internally developed software	3,952	4,873
Office equipment	1,612	1,613
Office furniture	533	481
Leasehold improvements and other	3,133	3,134

	25,565	27,320
Accumulated depreciation	(18,556)	(15,053)

	7,009	12,267
Capital projects in progress	461	48

	$7,470	$12,315

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Included in computer equipment and data center was $1.6 million of assets acquired under capital lease. Accumulated depreciation related to assets acquired under capital lease was $1.4 million at December 31, 2010.

	December 31,
	2010	2009
	(in thousands)
Accrued expenses and other current liabilities
Accrued distribution partner obligations	$17,241	$22,480
Salaries and related expenses	6,926	4,049
Business acquisition contingent liability	5,423	—
Accrued liabilities related to legal settlement	5,356	—
Deferred revenue	2,261	314
Other	1,826	470
Customer deposits	1,619	1,623
Accrued legal and other consulting expenses	893	3,667
Accrued rent	679	929
Deferred tax liability	308	—
Capital lease obligation	221	599

	$42,753	$34,131

	December 31,
	2010	2009
	(in thousands)
Long-term liabilities
Unrecognized tax benefit	$955	$1,303
Capital lease obligation	—	211

	$955	$1,514

Note 4:    Fair Value Measurements

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	December 31, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$100,029	$100,029	$—	$—
Available-for-sale securities	98,091	98,091	—	—

	$198,120	$198,120	$—	$—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

In 2007, the auctions for certain auction rate securities (“ARS”) and a type of ARS referred to as auction rate preferred securities (“ARPS”) that the Company purchased for $40.4 million began to fail due to insufficient bids from buyers. When the ARS auctions began to fail, the Company initially determined their fair values by using discounted cash flow models. Because those models relied on various observable and unobservable inputs, those ARS and ARPS were classified in the Level 3 input category. The Company incorporated market information into its valuation models when a secondary market began to form.

There were no balances outstanding in financial assets measured on a recurring basis by using significant Level 2 or Level 3 inputs at December 31, 2010 or 2009 and there were no financial assets measured on a recurring basis by using significant Level 2 or Level 3 inputs during the year ended December 31, 2010. Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Financial assets using significant Level 3 inputs for determining fair value Years ended December 31, 2010, 2009, and 2008
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

In the year ended December 31, 2009, the Company recorded an other-than-temporary impairment of its available-for-sale investments in loss on investments, net in the Operations Statement of $5.4 million and upon the subsequent sales of those investments, the Company recorded a gain of $637,000 in loss on investments, net. In the year ended December 31, 2008, the Company recorded an other-than-temporary impairment of its available-for-sale investments in loss on investments, net in the Operations Statement of $24.3 million, which included $776,000 of impairments previously classified as temporary.

The Company reviews the impairments of its available-for-sale investments and classifies the impairment of any individual available-for-sale investment as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Note 5:    Stockholders’ Equity

Stock Incentive Plans

The Company’s stock incentive plans generally provide employees, officers, directors, independent contractors, and consultants of the Company an opportunity to purchase shares of stock by exercising nonqualified stock options (which are options that are not described in Section 422 of the Internal Revenue Code of 1986, as amended). The plans also provide for the sale or granting of stock to eligible individuals in connection with the performance of service for the Company. Finally, the plans authorize the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. The stock incentive plans are administered by the Compensation Committee of the Board of Directors, which is composed of non-employee directors. The Company issues new shares upon exercise of options and upon the vesting of restricted stock units (“RSUs”).

1996 Plan:    The Company primarily has one stock plan that was used for grants during 2010, 2009, and 2008. On December 5, 2006, the Company’s Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) was amended to permit grants of RSUs. RSUs and options granted under the 1996 Plan typically are scheduled to vest over three years or less, with 33 1/3% vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis. Options and RSUs granted in 2010, 2009, and 2008 under the 1996 Plan typically vest over a period of up to four years, with either 100%, 50%, 33 1/3%, or 25% vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. Options granted prior to 2008 under the 1996 Plan typically vest over four years, with 25% vesting one year from the date of grant and the remainder vesting ratably thereafter on a monthly, quarterly, or semi-annual basis, and expire seven or ten years from the date of grant. RSUs granted prior to 2008 did not have a typical vesting schedule. Through January 1, 2011, the number of shares available for grant pursuant to securities issued under the 1996 Plan increased annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which initial grant does not count against the limit. If an option is surrendered or for any other reason ceases to be exercisable in whole or in part, the shares which were subject to the option but on that the option has not been exercised shall continue to be available under the 1996 Plan. If an RSU award is surrendered or for any other reason unused, in whole or in part, the shares that were subject to the award shall continue to be available under the 1996 Plan.

2001 Plan: In February 2001, the Company implemented its 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), under which nonqualified stock options to purchase common stock or shares of restricted stock may be granted to employees. Under the 2001 Plan, 2.5 million shares of common stock are authorized for grant of options or issuance of restricted stock. Options granted subsequent to 2005 under the 2001 Plan expire seven years from the date of the grant and vest over three years, with 33% vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis. Options granted prior to 2006 under the 2001 Plan expire ten years from the date of the grant and vest over two years, with 50% vesting ratably on a monthly basis over the two-year period and the remaining 50% balance vesting at the end of the two-year period.

Plans and awards assumed through acquisition:    In addition to the plans described above, the Company has assumed stock incentive plans and awards through acquisitions. The Company assumed the awards

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

outstanding from the stock incentive plan of F-Four, LLC upon the acquisition of its membership interests by the Company on May 22, 2009. The majority of the plans assumed have expired; one plan has options outstanding although the plan has expired. In 2009, the Company assumed awards through an acquisition. Assumed options and RSUs vest over a three-year period, 33 1/3% one year from the date of grant and ratably thereafter on a semi-annual basis and expire seven years from the date of grant. There are no shares available for grant as of December 31, 2010 under any plan assumed through acquisition.

A summary of the general terms of options to purchase common stock and RSUs previously granted under these plans, including options outstanding and available for grant at December 31, 2010, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan	F-Four
Requisite service period in years	4 or less	3 or less	4	3
Life in years	7 or 10	7 or 10	6	7
Options and RSUs outstanding at December 31, 2010	7,004,380	110,565	25,000	283,333
Options and RSUs available for grant at December 31, 2010	4,606,589	1,678,703	—	—

Options:    Activity and pricing information regarding all options are summarized as follows:

	Options	Weighted average exercise price
Outstanding December 31, 2007	6,424,375	$27.73
Granted	1,170,000	10.36
Forfeited	(3,404,465)	32.62
Expired	(9,107)	18.43
Exercised	(3,365)	4.67

Outstanding December 31, 2008	4,177,438	19.02
Granted	3,035,200	7.62
Forfeited	(1,031,738)	16.77
Expired	(3,851)	104.92
Exercised	(1,070)	5.10

Outstanding December 31, 2009	6,175,979	13.74
Granted	1,755,600	9.74
Forfeited	(605,032)	11.41
Expired	(1,006,259)	20.32
Exercised	(274,495)	8.53

Outstanding December 31, 2010	6,045,793	$11.95

Options exercisable, December 31, 2010	4,237,755	$13.18

Options exercisable and expected to vest after December 31, 2010*	5,563,154	$12.21

*	Options expected to vest reflect an estimated forfeiture rate.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

All grants in 2010, 2009, and 2008 were made at an exercise price equal to the market price at the date of grant. Additional information regarding options outstanding for all plans as of December 31, 2010, is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 5.10 – 6.99	307,972	0.6	$6.94	294,475	$6.95
$ 7.00 – 8.99	2,872,231	3.4	8.02	1,728,505	8.02
$ 9.00 – 10.99	1,386,000	3.0	9.86	1,108,835	9.69
$ 11.00 – 19.99	479,117	5.5	11.48	105,842	12.31
$ 20.00 – 33.99	803,258	2.1	24.55	802,883	24.55
$ 34.00 – 55.09	197,215	0.2	41.55	197,215	41.55

Total	6,045,793	3.0	11.95	4,237,755	13.18

Restricted stock units:    Activity and weighted average grant date fair value information regarding all restricted stock unit grants are summarized as follows:

	Restricted stock	Weighted average grant date fair value
Outstanding December 31, 2007	700,499	$21.02
Granted	1,576,172	9.75
Forfeited	(406,282)	15.37
Vested	(597,884)	15.02

Outstanding December 31, 2008	1,272,505	11.68
Granted	1,253,920	7.30
Forfeited	(337,992)	10.52
Vested	(610,164)	11.66

Outstanding December 31, 2009	1,578,269	8.46
Granted	1,239,959	9.92
Forfeited	(374,288)	8.81
Vested	(1,066,455)	9.01

Outstanding December 31, 2010	1,377,485	$9.26

Expected to vest after December 31, 2010*	1,006,089	$9.26

*	RSUs expected to vest reflect an estimated forfeiture rate.

Other Plans:

1998 Employee Stock Purchase Plan:    The Company adopted the ESPP in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company’s or one of its

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 53,596, 60,618, and 54,311 shares issued for the ESPP periods that ended in 2010, 2009, and 2008, respectively. During the year ended December 31, 2010, financing cash generated for the purchase of shares through the ESPP amounted to $350,000. The Company issues new shares upon purchase through the ESPP.

Dividend:

On November 14, 2007, the Company’s Board of Directors declared a special cash distribution by means of a dividend on the Company’s common stock of $9.00 per share. The special dividend was paid on January 8, 2008 with respect to all shares of common stock outstanding at the close of business on December 10, 2007. The total amount of the cash distribution was $299.3 million.

Note 6:    Stock-based Compensation Expense

For the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense related to stock options and RSUs of $14.8 million, $10.6 million, and $14.3 million, respectively. To estimate the compensation cost that was recognized for the years ended December 31, 2010, 2009, and 2008, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for equity awards granted:

	Years ended December 31,
	2010	2009	2008
Risk-free interest rate	0.44% - 1.94%	0.87% - 2.12%	2.02% - 2.85%
Expected dividend yield	0%	0%	0%
Expected volatility	48% - 53%	47% - 56%	28% - 56%
Expected life	3.1 years	3.2 years	2.8 years

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company paid a special dividend in January 2008, and may pay special dividends in the future, but does not expect to pay recurring dividends. The expected volatility is based on historical volatility of the Company’s stock for the related expected life of the option. The expected life of the equity award is based on historical experience.

As of December 31, 2010, total unrecognized stock-based compensation cost related to unvested stock options and unvested RSUs was $11.8 million. The balance at December 31, 2010 is expected to be recognized over a weighted average period of approximately 16 months. Total unrecognized stock-based compensation cost related to unvested stock options was $3.9 million, which is expected to be recognized over a weighted average period of approximately 14 months. Total unrecognized stock-based compensation cost related to unvested RSU grants was $7.9 million, which is expected to be recognized over a weighted average period of approximately 20 months.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The Company has included the following amounts for stock-based compensation cost, including the cost related to the ESPP, in the accompanying Operations Statement for the years ended December 31, 2010, 2009, and 2008 (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Cost of services sales	$461	$535	$1,043
Engineering and technology	1,470	1,423	3,373
Sales and marketing	3,279	2,038	3,934
General and administrative	9,541	6,572	5,954

Total	$14,751	$10,568	$14,304

Financing cash flow generated by tax benefits from stock-based award activity in was $7.0 million in 2010 and no tax expense was recognized related to stock-based compensation. Excluded from the amounts recorded in the above categories of operating expense for the years ended December 31, 2010, 2009, and 2008 are the following amounts that were capitalized as part of internally developed software, amounts that were reclassified as discontinued operations, and amounts included in restructuring, resulting from options held by terminated employees (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Internally developed software	$259	$270	$637
Discontinued operations	—	—	141
Restructuring	—	—	60

Total	$259	$270	$838

Stock-based compensation expense recognized during the years ended December 31, 2010, 2009, and 2008 is based on the grant date fair values estimated using the Black-Scholes-Merton option pricing model. The Company has historically disclosed and currently recognizes stock-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were, in substance, individual share-based awards. The Company estimates forfeitures at the time of grant and revises those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted average fair value for options granted in the years ended December 31, 2010, 2009, and 2008 was $3.47, $2.77, and $3.31 per share, respectively. The Company issues new shares upon exercise of options to purchase common stock and vesting of RSUs.

The total intrinsic value of RSUs vested, options exercised, and shares purchased pursuant to the ESPP during the years ended December 31, 2010, 2009, and 2008 is supplemental information for the consolidated statements of cash flows and is presented below (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
RSUs vested	$10,097	$3,982	$4,986
Options exercised	$436	$4	$19
Shares purchased pursuant to ESPP	$107	$70	$77

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Awards outstanding at December 31, 2010 have the following total intrinsic value and weighted average remaining contractual terms:

	Outstanding at December 31, 2010	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Options outstanding	6,045,793	$1,440	3.0
Options exercisable and outstanding	4,237,755	$880	1.8
Restricted stock units outstanding	1,377,485	$11,433	1.1

Options outstanding at December 31, 2010 and expected to vest in the future, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $1.2 million and weighted average remaining contractual term of 2.7 years. RSUs expected to vest after December 31, 2010, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $8.4 million and weighted average remaining contractual term of 1.0 years. Cash generated from the exercise of stock options amounted to $2.2 million for the year ended December 31, 2010.

Note 7:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases run through 2013. Rent expense under operating leases totaled $2.0 million, $1.1 million, and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company’s capital lease commitments are included in the Company’s consolidated balance sheets. The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$2,023	$1,932	$383	$—	$4,338
Purchase commitments	2,279	1,026	493	—	3,798
Capital lease commitments (net of imputed interest and executory costs)	211	—	—	—	211

Total	$4,513	$2,958	$876	$—	$8,347

As of December 31, 2010, the Company has pledged $4.2 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in other long-term assets.

Litigation

On September 14, 2010, the Company entered into a settlement agreement with plaintiffs, defendants, and certain third parties in the shareholder derivative action filed against current and former officers and directors of the Company, as well as nominal defendant InfoSpace, by Anne D. Manos on December 17, 2008, in the Superior Court of the State of Washington in and for King County (“Court”). That settlement agreement is further described in, and attached as an exhibit to, the Current Report on Form 8-K filed on September 17, 2010. On November 23, 2010, the Court granted approval of that settlement agreement, which became final with the passing of the appeal deadline on December 23, 2010. As the result of this settlement, InfoSpace received a gross amount of $26.65 million as consideration for the dismissal of all claims in the Derivative Action. This amount

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

was provided to InfoSpace in the form of cash, forgone contractual obligations of InfoSpace, and surrendered securities. The net final value of this settlement was $19.0 million after fulfillment of the Company’s obligation to pay certain fees and expenses for attorneys and others retained by InfoSpace, plaintiffs, and defendants. In addition, InfoSpace has agreed to undertake certain specified corporate governance reforms and to avoid, in connection with any future special stockholder dividends, certain actions that were the subject of the Derivative Action. The settlement did not involve any admission of wrongdoing or liability, and there was no adjudication of the merits of the underlying claims.

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

Note 8:    Income Taxes

Income tax expense from continuing operations consists of the following for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Current
U.S. federal	$7,438	$(2,629)	$3,159
State	(258)	5	20
Foreign	12	(9)	86

Total current expense (benefit)	$7,192	$(2,633)	$3,265

Deferred
U.S. federal	$218	$2,814	$(2,667)

Total deferred expense (benefit)	218	2,814	(2,667)

Income tax expense, net	$7,410	$181	$598

The income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 2010, 2009, and 2008 as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Income tax expense (benefit) at federal statutory rate of 35%	$7,390	$2,654	$(5,557)
Foreign	12	(9)	86
State, net of federal benefit	201	3	13
Nondeductible compensation	—	11	436
Foreign exchange gain	(516)	—	—
Change in liabilities for uncertain tax positions	(566)	—	—
Increase (decrease) in beginning of year valuation allowance balance	788	(2,680)	5,352
Other	101	202	268

Income tax expense, net	$7,410	$181	$598

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The income tax expense from continuing operations reflects an increase in the valuation allowance during the year ended December 31, 2010 of $788,000, while the consolidated balance sheets reflect a decrease in the valuation allowance of $6.0 million. The decrease in the valuation allowance on the consolidated balance sheets exceeded the change in the valuation allowance reflected in the income tax provision by $6.8 million. This difference is attributable to the release of the valuation allowance on the consolidated balance sheets for decreases in deferred tax assets which do not affect income tax expense. The Company released $6.7 million of the valuation allowance upon utilization of equity-based deferred tax assets used to reduce taxes payable. The Company also released $1.3 million of the valuation allowance for deferred tax assets from the settlements of compensation cost, where the compensation cost was in excess of the tax benefit. The Company recorded $531,000 of valuation allowance for the increase in the deferred tax assets arising from foreign operating losses and $420,000 of valuation allowance for the increase in the state income tax effect of the temporary differences.

The tax effect of temporary differences and net operating loss carryforwards from continuing operations that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Current	$1,106	$831
Non-current:
Net operating loss carryforwards	284,888	293,655
Tax credit carryforwards	6,685	6,264
Depreciation and amortization	10,291	9,132
Stock-based compensation	8,542	7,966
Other, net	1,928	1,571

Total non-current tax assets	312,334	318,588

Total gross deferred tax assets	313,440	319,419

Valuation allowance	(313,132)	(319,140)

Deferred tax assets, net of valuation allowance	308	279
Deferred tax liabilities:
Current	(308)	(279)
Non-current:
Depreciation and amortization	(218)	—

Total non-current tax liabilities	(218)	—

Total gross deferred tax liabilities	(526)	(279)

Net deferred tax liabilities	$(218)	$—

At December 31, 2010 and 2009, the Company provided a valuation allowance against its net deferred tax assets for which significant uncertainty exists regarding the ultimate realization. The Company evaluates its deferred tax assets for future realization and reduces it by a valuation allowance to the extent that realization is not more likely than not. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, trends in the industry and the

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

current macroeconomic environment, and other relevant factors. At December 31, 2010 and 2009, the Company reassessed the realizability of its remaining net deferred tax assets and concluded that, based on available evidence, that realizability was not more likely than not. Accordingly, the Company provided a full valuation allowance on its net deferred tax assets. The net changes in the valuation allowance during the years ended December 31, 2010 and 2009 are shown below (in thousands):

	Valuation allowance
	2010	2009
Balance at beginning of year	$319,140	$321,661
Net changes to deferred tax assets	(6,008)	(2,521)

Balance at end of year	$313,132	$319,140

Net change during the year	$(6,008)	$(2,521)

As of December 31, 2010, the Company’s U.S. federal net operating loss carryforward for income tax purposes was $788.4 million, which relates to tax deductions for stock-based compensation. When the net operating loss carryforwards related to excess stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the consolidated balance sheets rather than the Operations Statement.

If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2030. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

Unrecognized tax benefits
Balance at January 1, 2008 and 2009	$18,830
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Gross increases for tax positions of current year	—
Gross decreases for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	(566)

Balance at December 31, 2010	$18,264

Total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $737,000 and $1.3 million as of December 31, 2010 and 2009, respectively. The remaining $17.5 million and $17.5 million as of December 31, 2010 and 2009, respectively, if recognized, would create a deferred tax asset subject to a valuation allowance. If the Company released the valuation allowance, the amount would affect the Company’s effective tax rate. The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007, although net operating loss carryforwards and tax credit carryforwards from any year are subject to

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2010, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the year ended December 31, 2010, the Company reversed previously accrued interest expense related to the uncertain tax positions upon the expiration of the statute of limitations on assessments. The Company included the reversal of interest, net of accrued interest on other uncertain tax positions, in the amount of $159,000. During the year ended December 31, 2009, the Company accrued interest expense related to uncertain tax positions in the amount of $108,000. As of December 31, 2010 and 2009, the Company had $93,000 and $252,000 of accrued interest related to uncertain tax positions, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Note 9:    Business Combinations

Presented below is information regarding the Company’s business combinations during the years ended December 31, 2010, 2009, and 2008, including information about the allocation of the purchase price from these transactions.

Make The Web Better

On April 1, 2010, the Company purchased assets consisting of Web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase was intended to increase profitability and increase the proportion of the search revenue generated through the Company’s owned and operated properties. The purchase consideration included an initial cash payment of $8.0 million, with the remaining consideration payable in cash and contingent on future financial performance.

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

The technology license and prepaid hosting services have estimated useful lives of 33 months and five months, respectively, with the license to be amortized proportionately over its life to the estimated total revenue to be generated through the acquired technology and the prepaid hosting services to be amortized over its life under the straight-line method. The Company expects that goodwill and any amount in excess of the original $5.0 million contingent consideration will be deductible for tax purposes.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Since the acquisition date, the Company has included in its consolidated results the financial results of the operation of its acquired Make The Web Better assets, which included $16.4 million of revenue and a contribution to Core segment income of $15.7 million. The financial performance of the operation of the Make The Web Better assets in the year ended December 31, 2010 was greater than was expected when the assets were acquired; as a consequence, the Company’s estimate of the fair value of the related contingent consideration increased to $10.0 million and the Company recorded a charge of $5.0 million to other loss (income), net in the year ended December 31, 2010.

Mercantila

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an online retail company. The acquisition was intended to diversify the Company’s business model and expand its operations into the online retail industry. Since the acquisition date, the Company has included in its consolidated results the financial results of its acquired Mercantila, Inc. assets, which included $32.5 million of revenue and a contribution to E-Commerce loss of $4.8 million, which also comprise all of the results of the E-Commerce segment.

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

Direct transaction costs of approximately $337,000 include estimated investment banking and legal fees directly related to the acquisition and the Company recorded a charge to general and administrative expenses in the year ended December 31, 2010.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

As of December 31, 2010, substantially all costs for investment banking and legal fees have been paid.

Pro Forma Financial Information of Acquisitions

The unaudited financial information in the table below summarizes the combined results of operations of InfoSpace and of the assets acquired from Mercantila, Inc. on a pro forma basis, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The unaudited pro forma condensed combined statement of operations for the years ended December 31, 2010 and 2009 combines the historical results of operations of InfoSpace for the years ended December 31, 2010 and 2009 and the historical results of operations of the acquired Mercantila, Inc. assets for the period from January 1, 2010 to May 10, 2010 and for the year ended December 31, 2009.

Make The Web Better was InfoSpace’s distribution partner for all periods presented below. The table below does not reflect such acquisition on a pro forma basis because combining Make The Web Better’s historical results of operations with InfoSpace’s results of operations on a pro forma basis would not materially change InfoSpace’s historical results of operations.

The following amounts are in thousands, except per share data:

	Years ended December 31,
	2010	2009
Revenue	$260,207	$239,602
Net income	$12,009	$3,488
Basic and diluted income per share	$0.33	$0.10

There were no business combinations in the years ended December 31, 2009 or 2008.

Note 10:    Segment Information

In May 2010, the Company changed its operational structure upon the acquisition of certain assets from Mercantila, Inc. The Company’s search services operations comprise its Core segment and the Company’s operation of the online retail business comprises its E-Commerce segment. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company presents revenue and cost of sales for each of the two segments. Core cost of sales primarily consists of revenue sharing arrangements with the Company’s distribution partners and usage-based content fees. E-Commerce cost of sales primarily consists of the purchase price of products sold by the Company to its customers, drop-ship and other shipping charges, and payment processing fees for customer transactions.

The Company does not allocate stock-based compensation, depreciation, amortization of intangible assets, restructuring, other, net, loss on investments, net, other income, net, income tax expense, or results from discontinued operations to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets for impairment analysis purposes.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the years ended December 31, 2010, 2009, and 2008 are presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
Core
Revenue	$214,343	$207,646	$156,727
Cost of sales	119,880	126,531	75,969
Operating expenses	62,001	53,679	55,504

Core income	32,462	27,436	25,254

E-Commerce
Revenue	32,492	—	—
Cost of sales	28,578	—	—
Operating expenses	8,734	—	—

E-Commerce loss	(4,820)	—	—

Total
Total revenue	246,835	207,646	156,727
Total cost of sales	148,458	126,531	75,969
Total segment operating expenses	70,735	53,679	55,504

Total segment income, net	27,642	27,436	25,254

Corporate
Stock-based compensation	14,751	10,568	14,304
Depreciation	6,635	7,141	7,335
Amortization of intangible assets	456	111	—
Restructuring	—	—	17
Other, net	—	—	(1,897)
Loss on investments, net	—	4,714	28,520
Other income, net	(15,313)	(2,682)	(7,149)
Income tax expense	7,410	181	598
Discontinued operations, net of tax	—	—	2,225

Net income (loss)	$13,703	$7,403	$(18,699)

Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
United States	$241,521	$204,750	$152,886
International	5,314	2,896	3,841

Total	$246,835	$207,646	$156,727

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 and its report is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the internal control over financial reporting of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated March 11, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 11, 2011

ITEM 9B.	Other Information

Not applicable.

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

Certain information regarding our executive officers is included in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated by reference into this Item.

Other information concerning our officers and directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Information Regarding the Board of Directors” and “Beneficial Ownership.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, and “Compensation of Named Executive Officers.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Beneficial Ownership” and “Equity Compensation Plans.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Information Regarding the Board of Directors” and “Audit Committee Report.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the headings “Audit Committee Report.”

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

INFOSPACE, INC.

By:	/s/ WILLIAM J. RUCKELSHAUS
William J. Ruckelshaus President and Acting Chief Executive Officer

Date:	March 11, 2011

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

Signature	Title	Date

/s/ WILLIAM J. RUCKELSHAUS William J. Ruckelshaus	President, Acting Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2011

/s/ DAVID B. BINDER David B. Binder	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2011

/s/ ERIC M. EMANS Eric M. Emans	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2011

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Chairman and Director	March 11, 2011

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	March 11, 2011

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	March 11, 2011

/s/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Director	March 11, 2011

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	March 11, 2011

James F. Voelker	Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	March 27, 2003	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	June 5, 2009	3.1

3.3	Restated Bylaws, as amended	8-K	November 20, 2007	3.2

4.1	Form of Certificate of the Powers, Designations, Preferences and Rights of Series A Preferred Stock	S-1 (No. 333-86313), as amended	September 1, 1999	4.1

4.2	Certificate of the Powers, Designations, Preferences and Rights of Series B Preferred Stock	S-1 (No. 333-58048), as amended	March 30, 2001	4.2

4.3	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Form of Certificate of the Powers, Designations, Preferences and Rights of Series C Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively	8-K	July 24, 2002	4.4

10.1*	1998 Employee Stock Purchase Plan	S-1 (No. 333-62323), as amended	August 27, 1998	10.3

10.2*	InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan	8-K	December 11, 2006	10.1

10.3*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.5

10.4*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.6

10.5*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.8

10.6*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.9

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.7*	InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan	10-Q	August 9, 2007	10.6

10.8*	Form of Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement	10-Q	August 9, 2007	10.33

10.9*	InfoSpace, Inc. Switchboard Incorporated Stock Incentive Plan	S-8 (333-116641)	June 18, 2004	4.1

10.10	Office Lease Agreement, dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center, LLC for office space located at 601 108th Avenue N.E., Bellevue, Washington	10-K	March 30, 2000	10.17

10.11	Sixth Amendment to Office Lease Agreement dated September 26, 2005, between InfoSpace, Inc. and Three Bellevue Center LLC	8-K	September 29, 2005	10.28

10.12	Ninth Amendment to Office Lease Agreement effective as of December 21, 2007, between InfoSpace, Inc. and WA—Three Bellevue Center, LLC	8-K	January 4, 2008	10.1

10.13	Eleventh Amendment to Office Lease Agreement, effective as of April 23, 2009, between InfoSpace, Inc. and WA—Three Bellevue Center, LLC	10-K	February 26, 2010	10.15

10.14	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	10-K	February 26, 2010	10.18

10.15*	2009 InfoSpace Executive Bonus Plan	8-K	May 15, 2009	10.1

10.16*	2010 InfoSpace Executive Bonus Plan	8-K	March 23, 2010	10.1

10.17*	Employment Agreement effective as of October 7, 2008 between InfoSpace, Inc. and Michael J. Glover	10-Q	November 10, 2008	10.1

10.18*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and David B. Binder	10-Q	November 10, 2008	10.3

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.19*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and Eric M. Emans	10-Q	November 10, 2008	10.4

10.20*	Amended and Restated Employment Agreement, amended and restated as of November 4, 2008, between InfoSpace, Inc. and James F. Voelker	10-Q	November 10, 2008	10.8

10.21*	Employment Agreement effective as of February 2, 2009 between InfoSpace, Inc. and William J. Lansing	8-K	February 5, 2009	10.1

10.22*	Separation Agreement and General Release of All Claims, dated November 11, 2010	8-K	November 12, 2010	10.1

10.23*	Employment Agreement, effective as of July 20, 2009 between InfoSpace, Inc. and Alesia L. Pinney	10-Q	August 6, 2009	10.2

10.24*	Employment Agreement, effective as of November 11, 2010 between InfoSpace, Inc. and William J. Ruckelshaus				X

10.25†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	10-K	March 2, 2009	10.36

10.26†	Amended and Restated Google Services Agreement by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	10-K	March 2, 2009	10.37

10.27†	Amendment Number One to Amended and Restated Google Inc. Services Agreement and Order Form dated November 6, 2006 by and between Google Inc. and InfoSpace Sales LLC	10-K	March 2, 2009	10.38

10.28†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	10-K	March 2, 2009	10.39

10.29†	Amendment Number Four to Amended and Restated Google Inc. Services Agreement and Order Form dated December 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	10-K	March 2, 2009	10.40

10.30†	Amendment Number Five to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	10-Q	May 6, 2010	10.4

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.31†	Amendment Number Six to Amended and Restated Google Inc. Services Agreement and Order Form dated August 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	10-Q	November 5, 2010	10.1

10.32†	Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871, dated November 26, 2007, by and among Overture Services, Inc., Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor)	10-K	March 2, 2009	10.41

10.33†	Amendment #1 to Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871, dated January 31, 2008, by and among Overture Services, Inc., Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor)	10-K	March 2, 2009	10.42

10.34†	Amendment #2 to Yahoo! Search Marketing—Yahoo! Publisher Network Service Order #1-9935871, dated November 1, 2008 by and among Yahoo! Inc. (as successor-in-interest to Overture Services, Inc.), Overture Search Services (Ireland) Limited, InfoSpace Sales LLC, InfoSpace Europe Limited and InfoSpace, Inc. (as guarantor)	10-K	March 2, 2009	10.43

10.35	Settlement Agreement dated September 14, 2010	8-K	September 17, 2010	99.1

14.1	InfoSpace, Inc. Code of Business Conduct and Ethics, as amended on November 3, 2010	10-Q	November 5, 2010	14.1

21.1	Subsidiaries of the registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (contained on the signature page hereto)				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.