Form 10-Q
period 2011-03-31
INFOSPACE INC
filed 2011-05-06
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, Par Value $0.0001	37,034,841

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$149,053	$155,645
Short-term investments, available-for-sale	100,713	98,091
Accounts receivable, net of allowance of $7 and $15	20,637	19,554
Other receivables	1,872	2,286
Prepaid expenses and other current assets	2,955	3,178

Total current assets	275,230	278,754
Property and equipment, net	7,521	7,470
Goodwill	69,878	69,878
Other intangible assets, net	1,262	1,383
Other long-term assets	4,334	4,258

Total assets	$358,225	$361,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,299	$7,241
Accrued expenses and other current liabilities	24,273	42,753

Total current liabilities	38,572	49,994
Other long-term liabilities	1,025	955

Total liabilities	39,597	50,949
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $0.0001—authorized, 900,000,000 shares; issued, 36,502,257 shares; and outstanding, 36,088,646 shares	4	4
Additional paid-in capital	1,327,935	1,322,265
Accumulated deficit	(1,009,338)	(1,011,473)
Accumulated other comprehensive income (loss)	27	(2)

Total stockholders’ equity	318,628	310,794

Total liabilities and stockholders’ equity	$358,225	$361,743

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenues:
Services revenue	$51,650	$61,773
Product revenue	9,979	—

Total revenues	61,629	61,773

Cost of sales:
Services cost of sales	31,716	43,559
Product cost of sales	8,761	—

Total cost of sales	40,477	43,559

Gross profit	21,152	18,214

Expenses and other income:
Engineering and technology	2,197	1,906
Sales and marketing	9,495	6,482
General and administrative	5,462	6,755
Depreciation	677	820
Amortization of intangible assets	121	—
Other loss (income),	(65)	137

Total expenses and other income	17,887	16,100

Income before income taxes	3,265	2,114
Income tax expense	(1,130)	(570)

Net income	$2,135	$1,544

Income per share – Basic
Net income per share	$0.06	$0.04

Weighted average shares outstanding used in computing basic income per share	36,339	35,466

Income per share – Diluted
Net income per share	$0.06	$0.04

Weighted average shares outstanding used in computing diluted income per share	37,084	37,059

Comprehensive income:
Net income	$2,135	$1,544
Foreign currency translation adjustment	—	(171)
Unrealized gain on investments, available-for-sale, net	29	63

Comprehensive income	$2,164	$1,436

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$2,135	$1,544
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,410	2,280
Depreciation and amortization of intangible assets	1,588	1,763
Earn-out contingent liability adjustments	1,500	—
Gain on resolution of contingent liability	(1,500)	—
Excess tax benefits from stock-based award activity	(974)	(509)
Amortization of premium on investments, net	105	509
Deferred income taxes	70	—
Other	(17)	219
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(1,057)	4,099
Other receivables	414	(263)
Prepaid expenses and other current assets	223	(27)
Other long-term assets	(244)	201
Accounts payable	6,960	(1,459)
Accrued expenses and other current and long-term liabilities	(16,932)	(3,005)

Net cash provided (used) by operating activities	(5,319)	5,352

Investing activities:
Purchases of property and equipment	(1,315)	(742)
Other long-term assets	168	—
Proceeds from maturities of investments	30,486	5,570
Purchases of investments	(33,186)	(61,879)

Net cash used by investing activities	(3,847)	(57,051)

Financing activities:
Earn-out payments for business acquisitions	(423)	—
Proceeds from stock option exercises	2,266	1,303
Proceeds from issuance of stock through employee stock purchase plan	207	169
Excess tax benefits from stock-based award activity	974	509
Tax payments from shares withheld upon vesting of restricted stock units	(299)	(973)
Repayment of capital lease obligation	(151)	(146)

Net cash provided by financing activities	2,574	862

Net decrease in cash and cash equivalents	(6,592)	(50,837)

Cash and cash equivalents:
Beginning of period	155,645	83,750

End of period	$149,053	$32,913

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) develops search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide search services to distribution partners. Distribution partner versions of web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, pay the Company to distribute their content, and we refer to those providers as search customers. Beginning in May 2010, the Company also operates an e-commerce business that includes a collection of more than 200 specialty online retail stores operated under the Mercantila brand.

The Company has two reporting segments: Core and E-Commerce. The Company’s Core segment consists of the Company’s search operations and the E-Commerce segment consists of the Mercantila business. Unless context indicates otherwise, the Company uses the term “services” to represent search services and the Core segment and uses the term “products” to represent retail products sold through the E-Commerce segment.

The Company has revised the presentation of its consolidated statements of operations and comprehensive income for the three months ended March 31, 2010 to conform to the current year presentation, as outlined below:

New caption:	Comprised of amounts from:
Services revenue	Revenues (completely allocated to new caption)

Product revenue	New caption, no amounts in prior periods

Services cost of sales

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

The Company also added the caption “total expenses and other income” and eliminated the captions “total operating expenses” and “operating income.” The reclassifications did not impact previously reported revenues, income before income taxes, net income, total assets, total liabilities, or stockholders’ equity.

The accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Investors should read these interim Unaudited Condensed Consolidated Financial Statements and related notes in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flows.

2.	Fair Value Measures

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (amounts in thousands):

		Fair value measurements at the reporting date using
	March 31, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$129,866	$129,866	$—	$—
Available-for-sale securities	100,713	100,713	—	—

	$230,579	$230,579	$—	$—

Cash equivalents and short-term investments classified as available-for-sale at March 31, 2011 and December 31, 2010 consisted of the following, stated at fair value (amounts in thousands):

	March 31, 2011	December 31, 2010
U.S. government securities	$93,558	$90,850
Taxable municipal bonds	7,155	19,337
Corporate notes	129,796	87,902
Money market funds	70	31

Total cash equivalents and short-term investments available-for-sale	$230,579	$198,120

In the three months ended March 31, 2011 and 2010, and at December 31, 2010, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents and available-for-sale investments. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term nature.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”) and stock options granted under the Company’s equity award plans including the Company’s employee stock purchase plan, in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three months ended March 31,
	2011	2010
Services cost of sales	$144	$108
Engineering and technology	353	211
Sales and marketing	701	479
General and administrative	1,212	1,482

Total	$2,410	$2,280

Excluded and capitalized as part of internal-use software	$112	$48

The total intrinsic value and net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the employee stock purchase plan during the three months ended March 31, 2011 and 2010 is presented below (amounts in thousands):

	Three months ended March 31,
	2011		2010
	$	Net shares issued	$	Net shares issued
RSUs vested	$882	67	$2,120	117
Options exercised	429	317	198	135
Shares purchased pursuant to ESPP	41	30	75	26

Total	$1,352	414	$2,393	278

To determine the stock-based compensation expense that was recognized with respect to RSUs and stock options in the three months ended March 31, 2011 and 2010, the Company used the fair value at date of grant for RSUs and the Black-Scholes-Merton option-pricing model with the following weighted-average inputs for stock option grants:

	Three months ended March 31,
	2011	2010
Risk-free interest rate	1.06%	1.41%
Expected dividend yield	0%	0%
Expected volatility	49%	51%
Expected life	2.9 years	3.1 years

4.	Net Income Per Share

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

	Three months ended March 31,
	2011	2010
Weighted average common shares outstanding, basic	36,339	35,466
Dilutive stock options and RSUs	745	1,593

Weighted average common shares outstanding, diluted	37,084	37,059

Antidilutive stock options and RSUs excluded from dilutive share calculation	423	90
Outstanding stock options with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	3,207	2,322

5.	Commitments and Contingencies

The Company’s contractual commitments associated with its purchase commitments and capital and operating lease obligations did not change materially from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

6.	Income Taxes

The Company provides income taxes for the various jurisdictions in which it operates. The income tax expense or benefit reflects the income tax effects of financial reporting income, permanent differences between financial reporting income and taxable income and the effects for the change in the valuation allowance applied to its deferred tax assets. At the end of each quarterly reporting period, the Company estimates the income, permanent differences, changes in the deferred tax assets and the related change to its valuation allowance, and the effective income tax rate that its expects for the full year.

Each quarterly reporting period, the Company applies the expected effective income tax rate to financial reporting income recorded in its financial statements on a year-to-date basis and records the change in expected income taxes as income tax expense or benefit. The Company reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The expected annual effective tax rate may vary during each quarterly reporting period due to a number of factors, including any changes to the valuation allowance arising from the limitation on forecasting the reversal of deferred tax assets attributable to stock-based compensation prior to the settlement date, increases or decreases in deferred tax assets during a subsequent quarterly reporting period and expectations on realizability of deferred tax assets, enactment of tax legislation in the various jurisdictions in which the Company operates, and certain other discrete events.

As discussed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company has a valuation allowance against substantially the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

The Company recorded income tax expense of $1,130,000 and $570,000 in the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011, income tax expense did not significantly differ from the taxes at the statutory rates. In the three months ended March 31, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and relieving a valuation allowance against deferred tax assets reversing during the period.

During the three months ended March 31, 2011, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

7.	Segment Information

In May 2010, the Company changed its operational structure upon the acquisition of certain assets from Mercantila, Inc., an online retail company. The Company’s Core segment consists of its search operations and the Company’s E-Commerce segment consists of the Mercantila business. The Company’s Chief Executive Officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used to allocate resources and evaluate financial performance.

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

The Company does not allocate stock-based compensation, depreciation, amortization of intangible assets, other loss (income), or income tax expense to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) for the three months ended March 31, 2011 and 2010 are presented below (amounts in thousands):

	Three months ended March 31,
	2011	2010
Core
Revenue	$51,650	$61,773
Cost of sales	29,185	41,123
Operating expenses	13,416	14,356

Core income	9,049	6,294

E-Commerce
Revenue	9,979	—
Cost of sales	8,761	—
Operating expenses	3,069	—

E-Commerce loss	(1,851)	—

Total
Total revenue	61,629	$61,773
Total cost of sales	37,946	41,123
Total segment operating expenses	16,485	14,356

Total segment income, net	7,198	6,294

Corporate
Stock-based compensation	2,410	2,280
Depreciation	1,467	1,715
Amortization of intangible assets	121	48
Other (income) loss, net	(65)	137
Income tax expense	1,130	570

Net income	$2,135	$1,544

In the three months ended March 31, 2011, the Company recorded in other loss (income), net, $1.5 million of expense to adjust the estimated earn-out payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, prospects, and other characterizations of future events or circumstances, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Part II, Item 1A, “Risk Factors” and elsewhere in this report. You should not rely on forward-looking statements included herein, which speak only as of the date of this Quarterly Report on Form 10-Q or the date specified herein. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We use our metasearch technology to power our own branded websites and to provide search services to distribution partners. Our metasearch technology selects search results from several search engine content providers including Google, Yahoo!, and Bing, among others and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search customers to continually improve the user experience. Some content providers, such as Google and Yahoo!, pay us to distribute their content and we refer to those providers as our search customers.

We offer search services directly to consumers through our owned and operated web properties, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, which collectively receive millions of unique visitors each month. We use the term “properties” to refer to the methods in which end users access our search services, which typically are websites and downloadable applications belonging to us or our distribution partners. In addition, we provide search services through the web properties of distribution partners. Partner versions of our web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We generate revenues from our web search services when an end user of our services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated web properties or displayed on a distribution partner’s web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our search customers for such clicks. Revenue from Google and Yahoo! jointly account for over 80% of our total revenues for the three months ended March 31, 2011 and 2010, respectively, and each also accounted for more than 10% of our total revenues during such periods, and we expect this concentration to continue. If either of these search customers reduces or eliminates the content it provides to us or our distribution partners, or if either of these search customers became unwilling to pay us amounts that it owed us, our business and financial results may materially suffer. Our agreement with Yahoo! runs through December 31, 2013 and our agreement with Google runs through March 31, 2013, and may be extended until March 31, 2014 in our sole discretion, provided that we have not assigned this agreement to another party.

On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites.

This purchase contributed $2.7 million (or 19%) to our search revenue generated through our owned and operated properties for the three months ended March 31, 2011, and, since Make The Web Better had been a distribution partner, there was a corresponding decrease of $9.4 million in distribution revenue from the three months ended March 31, 2010. As we anticipated, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them, and we expect that the revenue generated will be between $7 million and $8 million in 2011, and decline by approximately 25% in each quarter when compared to the prior quarterly period, as the end-user base of those assets continues to decrease.

In recent periods and excluding the revenue from the Make The Web Better purchased assets, we experienced an overall decline in revenue generated through our owned and operated properties. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites. The impact of this trend is partially offset by higher fees earned from our search customers for these paid clicks. Our ability to increase our search services revenue in our metasearch engine sites relies in part on our ability to attract end users to these properties and retain them by providing a satisfying search experience. Revenue from our metasearch engine sites (such as Dogpile.com) accounted for 48% and 58% of overall owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for the three months ended March 31, 2011 and 2010, respectively. Further offsetting the impact of the overall negative trend is the greater amount of revenue we are generating through our online direct marketing initiatives. Revenue growth for our online direct marketing initiatives is dependent on our ability to execute to an expected return on our online direct marketing expenditures. Revenue from our online direct marketing initiatives accounted for 52% and 42% of owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for the three months ended March 31, 2011 and 2010, respectively.

Our ability to increase our revenue generated from distribution partners depends on growth in the revenues generated by our existing distribution partners’ web properties and the addition of new distribution partners who can successfully generate revenue. In an effort to drive quality traffic to our search customers, we continue to invest in research and development to expand the search services we offer on our owned and operated web properties and those of our distribution partners.

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

For both of our segments, engineering, operations, and product management personnel remain paramount to our ability to deliver high quality search services, enhance our current technology, and expand our product offerings. As a result, we expect to continue to invest in our workforce and our research and development operations. Additionally, we may use our cash and short-term available-for-sale investments to acquire businesses and other assets, including businesses that may not be related to search or online retail.

Overview of 2011 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. A more detailed discussion of our operating results, comparing our operating results for the three months ended March 31, 2011 and 2010, is included under the heading “Results of Operations for the Three Months Ended March 31, 2011 and 2010” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the three months ended March 31, 2011 and 2010 in total dollars (in thousands) and as a percentage of segment revenue are presented below:

	Three months ended March 31,
	2011		2010
Revenues:
Services/Core revenue	$51,650		$61,773
Product/E-Commerce revenue	9,979		—

Total Revenues	$61,629		$61,773

Gross profit:		% of segment revenue		% of segment revenue
Services gross profit	$19,934	38.6%	$18,214	29.5%
Product gross profit	1,218	12.2%	—	0.0%

Total gross profit	$21,152	34.3%	$18,214	29.5%

Segment income (loss):
Core segment income	$9,049	17.5%	$6,294	10.2%
E-Commerce segment loss	(1,851)	(18.5)%	—	0.0%

Total segment income and Adjusted EBITDA (1)	$7,198	11.7%	$6,294	10.2%

Net income	$2,135		$1,544

Revenue from distribution partners	$37,521	73%	$48,479	78%
Revenue from existing distribution partners (launched on or before December 31 of previous year)	$37,213	72. %	$47,150	76%
Revenue from new distribution partners (launched during the year)	$308	1%	$1,329	2%
Revenue from online direct marketing initiatives on owned and operated web properties	$5,895	11%	$4,767	8%

Revenue from Make The Web Better – distribution partner	$—	0%	$9,442	15%
Revenue from Make The Web Better – owned and operated	$2,729	5%	$—	0%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Search services revenue excludes services revenue from early-stage business initiatives, which is de minimis for the three months ended March 31, 2011. The decrease in our search services revenue from our Core segment for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a decrease in revenue generated by the Make The Web Better assets, which were owned by a distribution partner for the three months ended March 31, 2010 and owned by us for the three months ended March 31, 2011. In addition, excluding the effect of the Make The Web Better assets and our direct marketing initiatives on owned and operated Web properties, we experienced a decrease in revenue coming from our distribution partners and from our owned and operated properties, which was partially offset by an increase in revenue generated by our direct marketing initiatives on owned and operated Web properties for the three months ended March 31, 2011. We generated 41% and 47% of our search revenue through our top five distribution partners for the three months ended March 31, 2011 and 2010, respectively. The web properties of our top five distribution partners for the three months ended March 31, 2011 generated 31% of our search revenue for the three months ended March 31, 2010.

Mercantila was acquired during the second quarter of 2010; therefore, year-over-year comparisons are not applicable. As a result, we are presenting quarter-over-quarter sequential comparisons for this business. The decrease in product revenue from our E-Commerce segment to $10.0 million for the three months ended March 31, 2011, from $14.3 million for the three months ended December 31, 2010, was primarily due to reducing sales of low-margin products.

The increase in services gross profit as a percent of revenue, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to our acquisition of the Make The Web Better assets described above.

E-Commerce segment’s loss, as a percent of revenue, increased for the three months ended March 31, 2011 as compared to the three months ended December 31, 2010, while the revenue and dollar loss decreased due to reducing the revenue and marketing costs related to low-margin products.

The increase in our sales and marketing expense, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to advertising for Mercantila’s web properties of $1.2 million and an increase in expense associated with direct marketing initiatives of $943,000, which was partially offset by the decrease of marketing associated with the Haggle business, which ceased operations in the fourth quarter of 2010.

The decrease in general and administrative expense, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to an decrease in legal fees of $1.1 million.

In the three months ended March 31, 2011, we also recorded in other loss (income), net, $1.5 million of expense to adjust the estimated earn-out payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues. Revenues for the three months ended March 31, 2011 and 2010 are presented below (amounts in thousands):

	Three months ended March 31,		Change from 2010
	2011	2010
Services revenue	$51,650	$61,773	$(10,123)
Product revenue	9,979	—	9,979

Total revenues	$61,629	$61,773	$(144)

The decrease in services revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due to a decline in revenue generated by our distribution partners, which was partially offset by an increase in revenue from our owned and operated properties and online direct marketing initiatives. Revenue from existing distribution partners (launched during the previous year) decreased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 by $9.9 million primarily due to a decline of $9.4 million from distribution partner Make The Web Better as we acquired its search revenue generating assets on April 1, 2010. Additionally, revenue from new distribution partners (launched during the year) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 declined by $1.0 million.

The increase of $2.6 million in revenue generated by our owned and operated properties for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the operation of the acquired Make The Web Better assets, which generated $2.7 million of revenue as an owned and operated web property in the three months ended March 31, 2011, and revenue growth of $1.1 million from our online direct marketing initiatives. Partially offsetting such increases is an overall decline in revenue generated through our owned and operated metasearch engine sites, excluding the revenue from the Make The Web Better purchased assets. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites, which is partially offset by higher fees earned from our search customers for these paid clicks.

For the three months ended March 31, 2011, 73% of our search services revenue was generated through our search distribution partners’ web properties, compared to 81% of our search services revenue generated through our search distribution partners’ web properties in the three months ended March 31, 2010. During the first half of 2010, we discontinued the syndication of our search results to certain distribution partners who we deemed to be delivering low quality clicks. Those discontinuations had a material negative impact on our revenues for the first half of 2010. We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent a significant proportion of our search services revenues for the foreseeable future.

The product revenue was comprised of sales of product through our Mercantila business.

Seasonality

Our Core revenue is affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our E-Commerce revenue is seasonally affected, particularly during the fourth quarter holiday season as Mercantila’s sales increase.

Cost of sales. Services cost of sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of the data centers that serve our search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), usage-based content fees, and bandwidth costs. Product cost of sales primarily consist of the purchase price of goods sold by us to our customers, drop-ship and other shipping charges, and payment processing fees for customer transactions. Cost of sales in total dollars (in thousands) and as a percentage of associated and total revenues for the three months ended March 31, 2011 and 2010 are presented below:

	2011	2010	Change from 2010
Services cost of sales	$31,716	$43,559	$(11,843)
Percentage of services revenue	61.4%	70.5%
Product cost of sales	8,761	—	8,761

Percentage of product revenue	87.8%
Total cost of sales	$40,477	$43,559	$(3,082)

Percentage of total revenues	65.7%	70.5%

The dollar decrease in cost of services sales for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily due to the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better.

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

The product cost of sales was comprised of the cost of sales of products through our Mercantila business.

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2011 and 2010 are presented below:

	Three months ended March 31,		Change from 2010
	2011	2010
Engineering and technology expenses	$2,197	$1,906	$291
Percentage of revenues	3.6%	3.1%

The dollar increase for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily comprised of Mercantila personnel costs of $436,000.

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our owned and operated web properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), advertising for Mercantila’s web properties, the cost of temporary help and contractors to augment our staffing, and the operation of Mercantila’s call center. Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2011 and 2010 are presented below:

	Three months ended March 31,		Change from 2010
	2011	2010
Sales and marketing expenses	$9,495	$6,482	$3,013
Percentage of revenues	15.4%	10.5%

The dollar increase for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to $1.2 million in advertising for Mercantila’s web properties, an increase of $744,000 in advertising costs for our marketing initiatives associated with traffic acquisition for the Core segment, and $726,000 in Mercantila personnel costs, including costs related to temporary help and contractors.

We expect to continue to invest in marketing initiatives to promote new services.

General and administrative expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2011 and 2010 are presented below:

	Three months ended March 31,		Change from 2010
	2011	2010
General and administrative expenses	$5,462	$6,755	$(1,293)
Percentage of revenues	8.9%	10.9%

The dollar decrease for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to an decrease of $1.1 million in legal fees.

Depreciation and amortization of other intangible assets. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements. Depreciation and amortization of other intangible assets had no material variances for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Other loss (income), net. Other loss (income), net for the three months ended March 31, 2011 and 2010 are presented below (amounts in thousands):

	Three months ended March 31,		Change from 2010
	2011	2010
Interest income	$(91)	$(57)	$(34)
Gain on contingency resolution	(1,500)	—	(1,500)
Increase in fair value of earn-out contingent liability	1,500	—	1,500
Loss on disposal of fixed assets	7	224	(217)
Other	19	(30)	49

Other loss (income), net	$(65)	$137	$(202)

In the three months ended March 31, 2011, we recorded in other loss (income), net, $1.5 million of expense to adjust the estimated earn-out payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability.

Income Tax Expense. We recorded income tax expense of $1,130,000 and $570,000 in the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011, income tax expense did not significantly differ from the taxes at the statutory rates. In the three months ended March 31, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the reversal of a valuation allowance against deferred tax assets reversing during the period.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income, determined in accordance with accounting principles generally accepted in the United States of America, excluding the effects of income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as adjustments to the fair values of contingent liabilities related to business combinations, gains on resolution of contingencies, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the three months ended March 31, 2011 and 2010 below (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net income	$2,135	$1,544
Depreciation and amortization of intangible assets	1,588	1,763
Stock-based compensation	2,410	2,280
Other (income) loss, net	(65)	137
Income tax expense	1,130	570

Adjusted EBITDA	$7,198	$6,294

We define non-GAAP net income (loss) as net income (loss), determined in accordance with GAAP, excluding the effect of non-cash income taxes. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which are primarily comprised of U.S. federal net operating losses.

We believe that excluding the non-cash portion of income tax expense from our GAAP net income provides meaningful supplemental information to investors and analysts regarding our performance and the valuation of our business because of our ability to offset a substantial portion of our cash tax liabilities by using these deferred tax assets. The majority of these deferred tax assets will expire if unutilized in 2020. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the three months ended March 31, 2011 and 2010 below (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net income	$2,135	$1,544
Non-cash income tax expense	1,044	509

Non-GAAP net income	$3,179	$2,053

GAAP net income per share - diluted	$0.06	$0.04
Non-cash income tax expense per share - diluted	0.03	0.02

Non-GAAP net income per share - diluted	$0.09	$0.06

A reconciliation of our non-GAAP net income (loss) to net income (loss), for the year ended December 31, 2010 and each of the three months ended March 31, June 30, September 30, and December 31, 2010 are presented below (amounts in thousands):

	Three months ended				Year ended
	March 31 2010	June 30 2010	September 30 2010	December 31 2010	December 31 2010
Net income (loss)	$1,544	$670	$(102)	$11,591	$13,703
Non-cash income tax expense (benefit)	509	588	(332)	5,919	6,684

Non-GAAP net income (loss)	$2,053	$1,258	$(434)	$17,510	$20,387

GAAP net income (loss) per share - diluted	$0.04	$0.02	$0.00	$0.31	$0.37
Non-cash income tax expense (benefit) per share - diluted	0.02	0.01	(0.01)	0.17	0.18

Non-GAAP net income (loss) per share - diluted	$0.06	$0.03	$(0.01)	$0.48	$0.55

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of March 31, 2011, we had cash and marketable investments of $249.8 million, consisting of cash and cash equivalents of $149.1 million and available-for-sale short-term investments of $100.7 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, certificates of deposit, money market funds, and taxable municipal bonds. All of our financial instrument investments held at March 31, 2011 have minimal default risk and short-term maturities.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to search or online retail. We may use a portion of our cash for special dividends or for common stock repurchases.

We believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. Our anticipated cash needs exclude any payments that may result from future litigation matters. In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or business purposes, we may need to change or postpone such acquisitions or business purposes or find alternative financing for such acquisitions or business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

Contractual Obligations and Commitments

Our obligations under capital and operating lease agreements and other purchase commitments have not changed materially from those commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Cash Flows

Our net cash flows were comprised of the following for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net cash provided (used) by operating activities	$(5,319)	$5,352
Net cash used by investing activities	(3,847)	(57,051)
Net cash provided by financing activities	2,574	862

Net increase (decrease) in cash and cash equivalents	$(6,592)	$(50,837)

Net cash provided (used) by operating activities. Net cash provided (used) by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash used by operating activities was $5.3 million for the three months ended March 31, 2011, consisting of our net income of $2.1 million, non-cash charges of $5.7 million (primarily consisting of stock-based compensation expense, depreciation and amortization of intangible assets, and earn-out contingent liability adjustments), and changes in our operating assets and liabilities of $7.6 million (primarily consisting of increases in accounts payable and decreases in other receivables) . These increases were offset by cash provided by changes in our operating assets and liabilities of $18.2 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in accounts receivable) and a gain on the resolution of a contingency of $1.5 million and the presentation of the tax benefit from stock-based award activity in financing activities of $974,000.

Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2010, consisting of our net income of $1.5 million, non-cash charges of $4.8 million (primarily consisting of stock-based compensation expense, depreciation and amortization of intangible assets, and amortization of premium on investments), and changes in our operating assets and liabilities of $4.3 million (primarily consisting of decreases in accounts receivable and other long-term assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $4.8 million (consisting of decreases in accounts payable and accrued expenses and other current and long-term liabilities) and presentation of the tax benefit from stock-based award activity in financing activities of $509,000.

Net cash used by investing activities. Net cash used by investing activities primarily consists of transactions related to our marketable investments and purchases of property and equipment.

Net cash used by investing activities was $3.9 million for the three months ended March 31, 2011, primarily consisting of purchases of $33.2 million of marketable investments and purchases of property and equipment of $1.3 million. Partially offsetting cash used by investing activities were proceeds of $30.5 million from the maturities of our marketable investments

Net cash used by investing activities was $57.1 million for the three months ended March 31, 2010, primarily consisting of purchases of $61.9 million of marketable investments and purchases of property and equipment of $742,000. Partially offsetting cash used by investing activities were proceeds of $5.6 million from the maturities of our marketable investments.

Net cash provided by financing activities. Net cash provided by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, excess tax benefits generated by stock-based award activity and earn-out payments for business acquisitions.

Net cash provided by financing activities totaled $2.6 million for the three months ended March 31, 2011 and primarily consisted of cash proceeds of $2.5 million from the exercise of options and our employee stock purchase plan and tax benefits of $974,000 generated by stock-based award activity. Partially offsetting cash provided by financing activities was $423,000 in earn-out payments from business acquisitions.

Net cash provided by financing activities totaled $862,000 for the three months ended March 31, 2010 and primarily consisted of cash proceeds of $1.5 million from the exercise of options and our employee stock purchase plan and tax benefits of $509,000 generated by stock-based award activity. Partially offsetting cash provided by financing activities was $973,000 in tax payments from shares withheld upon vesting of restricted stock units.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2011 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2011 have not changed significantly from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. —Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We rely on our ability to acquire rights to content from third-party content providers, whom we refer to as search customers, and our future success in our search business is highly dependent upon our ability to maintain and renew relationships with these search customers. Google and Yahoo! jointly accounted for over 80% of our total revenues in the first quarter of 2011 and in 2010, and we expect that concentration will continue. Google and Yahoo! compete with each other, and the way we do business with one of them may not be acceptable to one or more of their competitors with whom we also do business. Google and Yahoo! are also our competitors in search, and they have had relationships with some of our current and potential search distribution partners. In addition to competing with us on their own web properties, our search customers may, in the future, contract directly with our distribution partners to provide search services.

If Google, Yahoo!, or any future significant search customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer to the extent we are unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue. We recently extended our agreements with Yahoo! and Google. Our agreement with Yahoo! runs through December 31, 2013 and our agreement with Google runs through March 31, 2013, and may be extended until March 31, 2014 in our sole discretion, provided that we have not assigned this agreement to another party. The operational and financial impact of any new and changed provisions in the Yahoo! and Google agreements are currently unknown. If these new or changed provisions result in a loss or reduction of our, or our distribution partners’, ability to successfully attract Internet users or to display content or advertisements from our Yahoo! or Google, our operations and financial performance could be materially impacted.

If any of our third-party content providers, including Yahoo! or Google, are unwilling to pay us amounts that it owes us, or dispute amounts it owes us or has paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue. In addition, Yahoo! recently signed an agreement with Bing, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired, and our operations and financial performance may be materially impacted as a result.

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

Additionally, as our business evolves, we expect that the guidelines of Google and Yahoo!, as well as the parties’ interpretations of compliance, breach, and sufficient justification for suspension of use of content will change. Both Yahoo! and Google have recently changed their guidelines and requirements as part of our renegotiation of our agreements with them. These changes in the guidelines and any changes in the parties’ interpretations of those guidelines may result in restrictions on our use of the Google and Yahoo! search services, and may require us to terminate our agreement with distribution partners or forego entering into agreements with distribution partners. The loss or reduction of content that we can use or make available to our distribution partners as a result of suspension, termination, or modification of distribution or search customer agreements, particularly our Google and Yahoo! agreements, could have a material adverse effect on our business and financial results.

A substantial portion of our revenues is dependent on our relationships with a small number of distribution partners who distribute our search services, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In the first quarter of 2011, 61% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. If we had not purchased certain assets from Make The Web Better on April 1, 2010, and the revenue generated by those assets had remained owned by a search distribution partner, 66% of our total revenues in 2010 would have come from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 34% and 29% of our total revenues through relationships with our top five distribution partners in the first quarter of 2011 and fourth quarter of 2010, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

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

In addition, competition continues for quality consumer traffic in the search market. Recently, we have experienced increased competition from our search customers as they seek to enter into content provider agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms. Any difficulties that we experience with maintaining or strengthening our business relationships with our major distribution partners could have an adverse effect on our business and financial results.

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

Most of our revenue from our search business is based on the number of paid clicks on commercial search results served on our owned and operated web properties or our distribution partners’ web properties. Each time a user clicks on a commercial search result, the search customer that provided the commercial search result receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are met for an insufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the search customer that provided the commercial search result to us. This leads to a loss of revenue for our search customers and consequently fewer fees paid to us. Also, if a search customer perceives that the traffic originating from one of our web properties or the web property of a distribution partner is of poor quality, the search customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such website or web property based on the amount of poor quality traffic the search customer deems to have been generated, and accordingly may reduce the fees it would have otherwise paid us. The search customer may also suspend or terminate our ability to provide its content through such websites or web properties if such activities are not modified to satisfy the search customer’s concerns. The payment of fewer fees to us or the inability to provide content through such websites or web properties, particularly the content of Google and Yahoo!, could have a material negative effect on our business and financial results.

Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the web property displaying the commercial search result rather than to view the webpage underlying the commercial search result. Some of this invalid click activity is referred to as “click fraud.” When such invalid click activity is detected, the search customer may not charge the advertiser or may refund the fee paid by the advertiser for such invalid clicks. If the invalid click activity originated from one of our distribution partners’ web properties or our owned and operated properties, such non-charge or refund of the fees paid by the advertisers in turn reduces the amount of fees the search customer pays us. The resulting loss of revenue, particularly with respect to Google or Yahoo! content, could harm our business and financial results.

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

A significant part of our strategy involves identifying and acquiring businesses or technologies. We may not be successful in executing this strategy, and thus may not be able to use our capital in the way that provides the best possible return to shareholders.

        An important component of our strategy for future growth is to identify and acquire new businesses or technologies. We had cash, cash equivalents, and short-term investments (“cash”) of approximately $250 million as of March 31, 2011 and approximately $788 million of net operating losses as of December 31, 2010 that may provide a tax benefit on our taxable income substantially through 2020. Thus, in addition to operating our current businesses, we have a growth strategy predicated on the expectation that we will deploy a significant portion of our assets, including cash, to acquire businesses or technologies, in an effort to, among other things, utilize some or all of our tax asset. However, we may be unable to identify acceptable targets for acquisition. Competition for acquisitions, especially acquisitions that will allow us to use our net operating losses, has been intense, and will likely continue to be intense in the future. As a result, even if we are able to identify an acquisition that we would like to complete, we may not be able to complete the acquisition on commercially reasonable terms.

Acquisitions or development of new businesses or technologies may involve the use of cash, dilutive issuances of stock, the incurrence of debt and contingent liabilities, and amortization expenses related to certain intangible assets. If outside financing is needed, we may be unable to obtain it on acceptable terms, or at all, in light of the current capital market conditions or other factors. The cost of development or acquisition, as the case may be, may be greater than anticipated by us or investors.

We believe that our strategy of growth through acquisitions of new businesses and technology is the best way to use our assets. However, this belief may turn out to be incorrect. If we are unable to successfully identify and acquire new businesses or technologies on terms that allow us to operate them profitably, we will be unable to execute our current strategy for growth and use of our assets. As a result, we may be unable to grow to the extent that we currently intend, and we may be unable to use our assets in the way that provides the best possible return to shareholders.

Our financial and operating results will suffer if we are unsuccessful in integrating our acquisitions. If we are successful in acquiring new businesses or technologies, they may not be complementary to our current operations or leverage our current infrastructure and operational experience.

The successful integration of newly-acquired or developed businesses or technologies into InfoSpace is critical for our success. For example, as a result of our May 2010 acquisition of certain assets of Mercantila, Inc., we began operating an online retail business that includes a collection of more than 200 specialty online retail stores. . If we are successful in identifying and acquiring targets, those targets may not be complementary to our current Core search or E-Commerce operations and may not leverage our existing infrastructure or operational experience. In addition, any acquisitions or developments of businesses or technologies may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions.

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

Developing or acquiring a business or technology, and then integrating it into InfoSpace, will be complex, time consuming, and expensive, particularly if we acquire a business or technology that is not in our current industries of search and online retail. For example, the successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and, in the case of an acquisition, the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. Moreover, there can be no assurance that the short- or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

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

In addition, we rely upon third-party delivery services for the shipment of products to customers. These relationships may not continue on terms we find acceptable, or at all, if our relationships with third-party delivery services are terminated or impaired, or if these third parties are unable to deliver products for us because of labor issues, deteriorating financial or business conditions, natural disasters, or any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all. In addition, third-party delivery services may not ship to our customers on a timely and consistent basis. Unexpected increases in shipping costs, delivery times, or damaged products could harm our business, reputation, financial condition, and results of operations.

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

The value of equity-based awards, including stock options, restricted stock units, and market stock units granted to employees may cease to provide sufficient incentive to retain to our employees and to attract new talent.

Like many technology companies, we use stock options, restricted stock units, and other equity-based awards (such as market stock units (“MSUs”), which are a form of performance-based restricted stock unit granted under our 2011 long-term executive compensation plan) to recruit and retain senior level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options or does not increase significantly above the comparative index price for our MSUs, we may need to issue new equity-based awards in order to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs we undertake will be successful in motivating and retaining our employees.

If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our search and E-Commerce businesses are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our search customers or expanding our business. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.

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

The trading price of our common stock has been highly volatile. Between April 1, 2009 and March 31, 2011, our stock price ranged from $5.30 to $11.82. On April 29, 2011, the closing price of our common stock was $9.00. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this Item 1A and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new search customers, new distribution partner relationships, or other business developments by us, our search customers, distribution partners, or competitors;

•	conditions or trends in the search services or online retail markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity offerings resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Although we generated net income in our last two years and in the first quarter of 2011, we have incurred net losses on an annual basis for all but five of the years since our inception, and as of March 31, 2011, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including but not limited to losses resulting from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges, or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to achieve and maintain consistent profitability in the future.

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

•

the mix of search revenue generated by our owned and operated web properties versus our distribution partners’ web properties (in the impact to our financial results from our acquisition of certain assets including web properties from Make The Web Better, a distribution partner, in April 2010);

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

Our search services may expose us to claims relating to how the content was obtained, distributed, or displayed.

Our search services link users, either directly through our own websites or indirectly through the web properties of our distribution partners, to third-party webpages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our search customers was obtained or provided by our search customers. Such claims could include the following: infringement of patent, copyright, trademark, trade secret, or other intellectual property or proprietary rights; violation of privacy and publicity rights; unfair competition; defamation; providing false or misleading information; obscenity; pornography; and illegal gambling. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there was a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We may also have an obligation to indemnify and hold harmless certain of our search customers or distribution partners from damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our services. As a result, these claims could result in material harm to our business.

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

We provide our own data center services for our search business from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Our E-Commerce infrastructure is partially hosted in a separate co-location facility that has system redundancy but not location redundancy, and partially hosted on a cloud-based system that has full redundancy. Our systems and operations could be damaged or interrupted by fire, flood, earthquakes, or other natural disasters, power loss, telecommunications failure, Internet breakdown, break-in, or other events beyond our control. We could face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, such third-party co-location facilities and data center systems use sophisticated equipment, infrastructure, and software that may contain bugs or suffer outages that could interrupt service. During the period in which service is unavailable, we will be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide services through our data centers. For these reasons, our business and financial results could be materially harmed if our systems and operations are damaged or interrupted, including if we are unable to develop, or if we or our third-party co-location facility providers are unable to successfully manage, the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

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

Our networks or those from third parties that we use may be vulnerable to unauthorized access by hackers, rogue employees or contractors, or other persons, computer viruses, and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We receive, retain, and transmit certain personal information about our E-Commerce customers and website visitors, using technology and networks provided by third parties to provide the security and authentication used to transmit confidential information, including payment information. Subscribers to some of our search services are required to provide information that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could result in significant harm to our business.

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

We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of others’ proprietary rights, which are sometimes not clear or may change. Litigation can be time consuming, expensive, and difficult to predict.

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

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal the bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain limited transfer restrictions in our charter and shareholder rights plan on our common stock designed to preserve our federal net operating loss carryforwards (“NOLs”).

        On July 19, 2002, our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of August 9, 2002. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders of common stock (except the acquiring person, together with its affiliates and associates and certain transferees thereof, that becomes the beneficial owner of 15% or more of the common stock, whose rights will be null and void following a trigger event), to receive shares of our preferred stock, or shares of an acquiring entity. The security issuable upon exercise of one right approximates the value and voting rights of one share of common stock.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

We may be unable to compete successfully in the search and online retail markets.

We face intense competition in the search and online retail markets, both of which are extremely competitive and rapidly changing. In addition, the retail business for the products we sell on our E-Commerce sites has few barriers to entry. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in search customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Our competitors in the online retail business include general merchandise retailers and specialty retailers with an online presence, brick-and-mortar stores (both national and local), or both, as well as our own vendors selling direct to consumers or through other retailers. Some of the companies we compete with in search are currently search customers of ours, the loss of any of which could harm our business. In addition, we may face increasing competition for search market share from new search startups, mobile search providers, and social media sites and applications. If we are unable to match or exceed our competitors’ product offerings, marketing reach, and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the search and online retail markets and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

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

The Internet industry (including search and online retail) has experienced substantial consolidation. This consolidation may continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

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

•

competitors in search or online retail (including both brick-and-mortar and Internet retail) could improve their competitive positions through strategic acquisitions or new business relationships with each other.

Consolidation in the Internet industry could have a material adverse effect on our business and results of operations.

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business, and create potential liability.

The growth and development of the Internet has led to new laws and regulations, as well as the application of existing laws to the Internet, in both the U.S. and foreign jurisdictions. Application of these laws can be unclear. For example, it is unclear how many existing laws regulating or requiring licenses for certain businesses (such as gambling, online auctions, distribution of pharmaceuticals, alcohol, tobacco, firearms, insurance, securities brokerage, or legal services) apply to search services, online advertising, and our business. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our markets (including limiting our ability to distribute our products and services; conduct targeted advertising; collect, use, or transfer user information; or comply with new data security requirements), expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. It is impossible to predict whether or when any new legislation may be adopted or existing legislation or regulatory requirements will be deemed applicable to us, any of which could materially and adversely affect our business.

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

        The FTC has recommended that search engine providers delineate paid-ranking search results from non-paid results. To the extent that we are required to modify presentation of search results as a result of specific regulations or requirements that may be issued in the future by the FTC or other state or federal agencies or legislative bodies with respect to the nature of such delineation or other aspects of advertising in connection with search services, revenue from the affected search engines could be negatively impacted. With respect to our E-Commerce business, we must comply with regulations governing online promotions and the taxation of items sold online and the taxation of Internet commerce. Addressing these regulations may require us to develop additional technology or otherwise expend significant time and expense.

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

Item  4.—[Removed and Reserved]

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1†	Amendment Number Seven to Amended and Restated Google Inc. Services Agreement and Order Form dated April 1, 2011 by and between Google Inc. and InfoSpace Sales LLC				X

10.2†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC				X

10.3*	Employment agreement between InfoSpace, Inc. and Travis McElfresh				X

10.4*	Amended and Restated Equity Grant Program for Nonemployee Directors	8-K	April 13, 2011	10.2

10.5*	Nonemployee Director Cash Compensation Policy	8-K	April 13, 2011	10.3

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1†	Amendment Number Seven to Amended and Restated Google Inc. Services Agreement and Order Form dated April 1, 2011 by and between Google Inc. and InfoSpace Sales LLC				X

10.2†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC				X

10.3*	Employment agreement between InfoSpace, Inc. and Travis McElfresh				X

10.4*	Amended and Restated Equity Grant Program for Nonemployee Directors	8-K	April 13, 2011	10.2

10.5*	Nonemployee Director Cash Compensation Policy	8-K	April 13, 2011	10.3

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.