Form 10-Q
period 2011-06-20
INFOSPACE INC
filed 2011-08-08
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, Par Value $0.0001	38,149,690

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$70,698	$155,645
Short-term investments, available-for-sale	192,704	98,091
Accounts receivable, net of allowance of $10 and $15	19,758	19,189
Other receivables	4,262	1,185
Prepaid expenses and other current assets	1,577	2,163
Net assets of discontinued operations	—	16,161

Total current assets	288,999	292,434
Property and equipment, net	6,814	7,304
Goodwill	57,465	57,465
Other intangible assets, net	282	282
Other long-term assets	4,264	4,258

Total assets	$357,824	$361,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,503	$2,699
Accrued expenses and other current liabilities	20,779	39,518
Liabilities of discontinued operations	—	7,777

Total current liabilities	33,282	49,994
Other long-term liabilities	757	955

Total liabilities	34,039	50,949
Stockholders’ equity:
Common stock, par value $0.0001—authorized, 900,000,000 shares; issued and outstanding 37,963,589 and 36,088,646 shares	4	4
Additional paid-in capital	1,337,020	1,322,265
Accumulated deficit	(1,013,248)	(1,011,473)
Accumulated other comprehensive income (loss)	9	(2)

Total stockholders’ equity	323,785	310,794

Total liabilities and stockholders’ equity	$357,824	$361,743

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:	$54,292	$52,363	$105,942	$114,136
Cost of sales:	35,807	29,142	67,523	72,701

Gross profit	18,485	23,221	38,419	41,435
Expenses and other income:
Engineering and technology	1,784	2,540	3,448	4,446
Sales and marketing	4,902	7,314	11,869	13,796
General and administrative	4,970	6,751	10,130	13,506
Depreciation	552	814	1,214	1,634
Other loss (income), net	(107)	3,522	(182)	3,659

Total expenses and other income	12,101	20,941	26,479	37,041

Income from continuing operations before income taxes	6,384	2,280	11,940	4,394
Income tax expense	(1,999)	(850)	(3,788)	(1,420)

Income from continuing operations	4,385	1,430	8,152	2,974
Discontinued operations:
Loss from discontinued operations, net of taxes	(621)	(760)	(2,253)	(760)
Loss on sale of discontinued operations, net of taxes	(7,674)	—	(7,674)	—

Net income (loss)	$(3,910)	$670	$(1,775)	$2,214

Income (loss) per share – Basic
Income from continuing operations	$0.12	$0.04	$0.22	$0.08
Loss from discontinued operations	(0.02)	(0.02)	(0.06)	(0.02)
Loss on sale of discontinued operations	(0.20)	—	(0.21)	—

Basic net income (loss) per share	$(0.10)	$0.02	$(0.05)	$0.06

Weighted average shares outstanding used in computing basic income (loss) per share	37,422	35,751	36,883	35,609
Income (loss) per share – Diluted
Income from continuing operations	$0.12	$0.04	$0.22	$0.08
Loss from discontinued operations	(0.02)	(0.02)	(0.06)	(0.02)
Loss on sale of discontinued operations	(0.20)	—	(0.21)	—

Diluted net income (loss) per share	$(0.10)	$0.02	$(0.05)	$0.06

Weighted average shares outstanding used in computing diluted income (loss) per share	38,128	37,353	37,609	37,207
Other comprehensive income (loss):
Net income (loss)	$(3,910)	$670	$(1,775)	$2,214

Foreign currency translation adjustment	—	(17)	—	(188)
Unrealized gain (loss) on investments, available-for-sale, included in net income (loss)	(18)	77	11	140

Other comprehensive income	(18)	60	11	(48)

Comprehensive income (loss)	$(3,928)	$730	$(1,764)	$2,166

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$(1,775)	$2,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from sale of discontinued operations	7,674	—
Loss from discontinued operations	2,253	760
Stock-based compensation	3,371	6,070
Depreciation and amortization of intangible assets	2,827	3,477
Earn-out contingent liability adjustments	1,500	—
Gain on resolution of contingent liability	(1,500)	—
Deferred income taxes	(198)	—
Excess tax benefits from stock-based award activity	—	(1,097)
Amortization of premium on investments, net	240	942
Loss on disposals of assets	5	544
Other	(20)	(7)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	107	8,831
Notes and other receivables	(3,077)	60
Prepaid expenses and other current assets	586	603
Other long-term assets	(294)	285
Accounts payable	9,825	(2,956)
Accrued expenses and other current and long-term liabilities	(13,018)	(2,984)

Net cash provided by operating activities of continuing operations	8,506	16,742

Investing activities:
Business acquisitions, net of cash acquired	—	(8,000)
Purchases of property and equipment	(2,209)	(977)
Other long-term assets	288	—
Proceeds from the sales of assets	—	306
Proceeds from maturities of investments	44,767	115,460
Purchases of investments	(139,611)	(141,841)

Net cash provided by investing activities of continuing operations	(96,765)	(35,052)

Financing activities:
Proceeds from stock option exercises and issuance of stock through employee stock purchase plan	11,869	1,840
Tax payments from shares withheld upon vesting of restricted stock units	(1,119)	(2,383)
Earn-out payments for business acquisitions	(423)	—
Repayment of capital lease obligation	(221)	(291)
Excess tax benefits from stock-based award activity	—	1,097

Net cash provided by financing activities of continuing operations	10,106	263

Discontinued operations:
Operating activities	(6,156)	(2,606)
Investing activities	(638)	(7,966)

Net cash used by discontinued operations	(6,794)	(10,572)

Net decrease in cash and cash equivalents	(84,947)	(28,619)

Cash and cash equivalents:
Beginning of period	155,645	83,750

End of period	$70,698	$55,131

Non-cash items:
Supplemental disclosure of non-cash investing activities:
Liabilities assumed in purchase transaction	—	$(8,231)
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	—	$(5,000)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) provides search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide search services to distribution partners. Distribution partner versions of web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, provides InfoSpace with advertisements in addition to search content, and share the revenue earned from those advertisements, and the Company refers to those providers as search customers.

On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. Prior to the Company’s disposition of its Mercantila business, the Company had two reporting segments, Core and E-commerce. As a result of the disposition of the Mercantila e-commerce business, the Company now has one reporting segment, and the operating results of the e-commerce business have been presented as discontinued operations in the accompanying unaudited Condensed Consolidated Financial Statements for all periods presented.

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

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

2.	Fair Value Measures

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (amounts in thousands):

		Fair value measurements at the reporting date using
	June 30, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$52,039	$52,039	$—	$—
Available-for-sale securities	192,704	192,704	—	—

	$244,743	$244,743	$—	$—

Cash equivalents and short-term investments classified as available-for-sale at June 30, 2011 and December 31, 2010 consisted of the following, stated at fair value (amounts in thousands):

	June 30, 2011	December 31, 2010
U.S. government securities	$139,065	$90,850
Corporate notes	98,540	87,902
Taxable municipal bonds	7,066	19,337
Money market funds	72	31

Total cash equivalents and short-term investments available-for-sale	$244,743	$198,120

In the six months ended June 30, 2011 and at December 31, 2010, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents and available-for-sale investments. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities to approximate fair values primarily due to their short-term nature.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”), market stock units, and stock options granted under the Company’s equity award plans including the Company’s employee stock purchase plan, in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Services cost of sales	$53	$145	$197	$253
Engineering and technology	178	651	433	862
Sales and marketing	223	1,059	652	1,538
General and administrative	884	1,935	2,089	3,417
Discontinued operations	(536)	169	(159)	169

Total	$802	$3,959	$3,212	$6,239

The total intrinsic value and net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the employee stock purchase plan during the three and six months ended June 30, 2011 and 2010 is presented below (amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	$	Net shares issued	$	Net shares issued	$	Net shares issued	$	Net shares issued
RSUs vested	$2,858	229	$3,350	221	$3,740	296	$5,470	337
Options exercised	1,057	1,233	158	52	1,486	1,549	356	187
Shares purchased pursuant to ESPP	—	—	75	—	41	30	75	26

Total	$3,915	1,462	$3,583	273	$5,267	1,875	$5,901	550

To determine the stock-based compensation expense that was recognized with respect to RSUs, market stock units, and stock options in the three and six months ended June 30, 2011 and 2010, the Company used the fair value at date of grant for RSUs, the Black-Scholes-Merton option-pricing model for stock option grants, and the Monte Carlo valuation method for the market stock unit grants, with the following weighted-average inputs for stock option grants and market stock unit grants:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock option grants:
Risk-free interest rate	1.06%	1.38%	1.06%	1.40%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	46%	51%	47%	51%
Expected life	3.0 years	3.0 years	3.0 years	3.0 years
Market stock unit grants:
Risk-free interest rate	0.15%	—	0.15%	—
InfoSpace expected dividend yield	0%	—	0%	—
iShares Russell 2000 Index expected dividend yield	1.08%	—	1.08%	—
InfoSpace closing stock price	$8.74	—	$8.74	—
iShares Russell 2000 Index closing price	$82.29	—	$82.29	—
InfoSpace expected volatility	37.4%	—	37.4%	—
iShares Russell 2000 Index expected volatility	20.3%	—	20.3%	—
Measurement period	1.0 years	—	1.0 years	—

4.	Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable due to equity award activity by using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for equity awards with an exercise price less than the average stock price during the period presented (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding, basic	37,422	35,751	36,883	35,609
Dilutive equity awards	706	1,602	726	1,598

Weighted average common shares outstanding, diluted	38,128	37,353	37,609	37,207

Antidilutive equity awards excluded from dilutive share calculation	794	895	609	492
Outstanding stock options with an exercise price greater than the average price during the quarter not included in dilutive share calculation	2,919	2,482	3,063	2,402

5.	Commitments and Contingencies

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

The Company recorded income tax expense from continuing operations of $2.0 million and $3.8 million in the three and six months ended June 30, 2011, respectively. The Company recorded income tax expense from continuing operations of $850,000 and $1.4 million in the three and six months ended June 30, 2010, respectively. In the three and six months ended June 30, 2011, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and relieving a valuation allowance against deferred tax assets reversing during the period.

During the six months ended June 30, 2011, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

7.	Acquisitions

Make The Web Better. On April 1, 2010, the Company purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with an additional contingent payment depending on financial performance. At the time of the acquisition, that contingent payment was estimated at $5.0 million. The financial performance of the operation of the Make the Web Better assets has been greater than was expected when the assets were acquired. As a consequence, the Company’s estimate of the fair value of the related contingent consideration increased to $11.5 million as of June 30, 2011 and it recorded a charge of $1.5 million to other loss (income), net in the six months ended June 30, 2011, and recorded a charge of $3.5 million to other loss (income), net in the three and six months ended June 30, 2010.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at their date of acquisition as follows (in thousands):

License for use of developed core technology	$235
Prepaid hosting services	115

Identifiable assets acquired	$350

Purchase price:
Cash paid	$8,000
Contingent consideration	5,000

Purchase price	$13,000
Less identifiable assets acquired	(350)

Excess of purchase price over net assets acquired, allocated to goodwill	$12,650

8.	Discontinued Operations

On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. As consideration for the acquisition of Mercantila, Zoo Stores paid InfoSpace $250,000 upon completion of the sale, plus the Company received the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which the Company recorded at a fair value of zero as of June 30, 2010. Nikhil Behl, who is currently Chief Executive Officer of Mercantila, and was formerly a Named Executive Officer of InfoSpace, owns a majority interest in Zoo Stores. Mr. Behl will continue to serve as Chief Executive Officer of Mercantila and ceased to be an officer of, or otherwise affiliated with, InfoSpace upon the closing of the transaction.

The results of operations from the business are reflected in the unaudited Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the three and six months ended June 30, 2011 and 2010 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$6,915	$7,039	$16,894	$7,039

Loss from discontinued operations before taxes	$(1,214)	$(926)	$(3,506)	$(926)
Income tax benefit	593	166	1,253	166

Loss from discontinued operations, net of taxes	$(621)	$(760)	$(2,253)	$(760)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)	$—	$(7,674)	$—

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Assets and liabilities from discontinued operations at December 31, 2010 consist of the following (in thousands):

December 31, 2010
Accounts receivable	$365
Other receivables	1,101
Prepaid expenses and other current assets	1,015
Property and equipment, net	166
Goodwill	12,413
Other intangible assets	1,101

Assets of discontinued operations	$16,161

Accounts payable	$4,540
Accrued expenses and other current liabilities	3,237

Liabilities of discontinued operations	$7,777

9.	Reclassifications to Unaudited Condensed Consolidated Statements of Operations

In the three months ended June 30, 2011, the Company revised the presentation of its Consolidated Statements of Operations. The operating results of the Company’s recently sold Mercantila e-commerce business have been presented as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations for all periods presented. The Company’s management now considers InfoSpace to have a single reporting segment.

The amounts in the Consolidated Statements of Operations for the year ended December 31, 2010 and each of the three months ended March 31, June 30, September 30, and December 31, 2010 and March 31, 2011 have been reclassified as follows (in thousands):

	Three months ended				Year ended December 31 2010	Three months ended March 31 2011
	March 31 2010	June 30 2010	September 30 2010	December 31 2010
Revenues:	$61,773	$52,363	$50,524	$49,683	$214,343	$51,650
Cost of Sales:	43,559	29,142	28,849	28,422	129,972	31,716

Gross profit	18,214	23,221	21,675	21,261	84,371	19,934
Expenses and other income:
Engineering and technology	1,906	2,540	2,197	1,828	8,471	1,664
Sales and marketing	6,482	7,314	7,305	7,044	28,145	6,967
General and administrative	6,755	6,751	9,213	10,124	32,843	5,160
Depreciation	820	814	804	700	3,138	662
Other loss (income), net	137	3,522	493	(19,399)	(15,247)	(75)

Total expenses and other income	16,100	20,941	20,012	297	57,350	14,378

Income from continuing operations before income taxes	2,114	2,280	1,663	20,964	27,021	5,556
Income tax expense	(570)	(850)	(81)	(7,224)	(8,725)	(1,789)

Income from continuing operations	1,544	1,430	1,582	13,740	18,296	3,767
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(760)	(1,684)	(2,149)	(4,593)	(1,632)

Net income (loss)	1,544	670	(102)	11,591	13,703	2,135

10.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for the Company as of January 1, 2012. Because this ASU impacts presentation only, it will have no effect on the Company’s financial condition, results of operations or cash flows.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

InfoSpace’s revenues are primarily generated by our search business. Using our metasearch technology and relationships with major search content providers, we offer web search products both directly to consumers and through our network of distribution partners. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and utilizes the investments made by our search customers to continually improve the user experience. Revenues from our search business are primarily generated when end users of our services click on paid search results from our own branded websites or those of our distribution partners. These paid search results are provided to us by some of our search content providers, primarily Google and Yahoo!, who share the revenue generated by those paid clicks with us. We refer to those providers as our search customers.

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

We generate revenue when an end user of our services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated web properties or displayed on a distribution partner’s web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our search customers for such clicks. Revenues from Google and Yahoo! jointly account for over 95% of our total revenues for the three months ended June 30 in both 2011 and 2010.

Revenues from our search business increased to $54.3 million for the three months ended June 30, 2011 from $52.4 million for the three months ended June 30, 2010. This increase was driven primarily by an increase in the revenues from our distribution partners, which increased to $42.5 million for the three months ended June 30, 2011 from $32.7 million for the three months ended June 30, 2010. The increase in distribution partner revenue is due in part to increased revenue generated by existing distribution partners (launched during the relevant prior year), which increased by $8.7 million for the three months ended June 30, 2011 as compared to the same period in 2010. Additionally, revenue from new distribution partners (launched during the current year) increased by $1.1 million for the three months ended June 30, 2011 as compared to the same period in 2010.

In recent periods, we experienced an overall decline in revenue generated through our owned and operated properties. This trend is a result of fewer retained users on our owned and operated metasearch engine sites and, therefore, fewer paid clicks from these sites. The impact of this trend is partially offset by higher fees earned from our search customers for each of these paid clicks. Our ability to maintain revenue in our metasearch engine sites relies in part on our ability to attract end users to these properties and retain them by providing a satisfying search experience. Revenue from our metasearch engine sites (such as Dogpile.com) accounted for 60% of overall owned and operated revenue (excluding revenue from the Make The Web

Better purchased assets discussed below) for the three months ended June 30, 2011 and 56% for the three months ended June 30, 2010. The remainder of our owned and operated revenue is generated through our online direct marketing initiatives, which attract users to our owned and operated sites via targeted online advertisements. The success of our online direct marketing initiatives depends on our ability to execute to an expected return on our online direct marketing expenditures. In recent periods, revenue generated through our online direct marketing initiatives has declined, further contributing to the overall negative trend in revenue generated by our owned and operated properties. Revenue from our online direct marketing initiatives accounted for 40% of owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for the three months ended June 31, 2011 and 44% for the three months ended June 30, 2010.

On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a former search distribution partner. After this purchase, revenue from the Make The Web Better assets were included in our owned and operated revenues and contributed $2.2 million (or 19%) to our search revenue generated through our owned and operated properties for the three months ended June 30, 2011. As we anticipated, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them. We expect that, as the end-user base of those assets continues to decrease, the revenue generated will decline by approximately 25% in each quarter when compared to the prior quarter, and will be between $7 million and $8 million for 2011.

On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. after our management determined that the long-term prospects for the financial performance of Mercantila were not meeting InfoSpace’s expectations and that retaining the Mercantila business did not fit within InfoSpace’s strategy. As consideration for the acquisition of Mercantila, Zoo Stores paid us $250,000 upon completion of the sale and the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events. The results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

The Company is currently focused on the following areas: improving the search services offered to our distribution partners and through our owned and operated properties, maintaining our current distribution partners and adding new distribution partners, and seeking opportunities to use our resources to acquire and integrate new businesses and assets. Within the Company, engineering, operations, and product management personnel remain paramount to our ability to deliver high quality search services, enhance our current technology, and increase our distribution network. The Company has shifted much of the incentive compensation for these personnel to cash-based incentives from stock-based incentives, and this change is reflected in a decline in stock-based compensation expenses. The extent to which this decline is offset by an increase in cash-based incentive compensation expenses in future periods is unknown and depends on Company performance and hiring trends. Additionally, we seek to use our cash and short-term available-for-sale investments to acquire businesses and other assets, including businesses that may not be related to search.

Overview of Second Quarter 2011 Operating Results

The following is an overview of our operating results for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. A more detailed discussion of our operating results, comparing our operating results for the three and six months ended June 30, 2011 and 2010, is included under the heading “Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the three months ended June 30, 2011 and 2010 in total dollars (in thousands) and as a percentage of associated revenue are presented below.

	Three months ended June 30,
	2011		2010
Revenues	$54,292		$52,363
		% of revenues		% of revenues
Gross profit	$18,485	34.0%	$23,221	44.3%
Income from continuing operations	$4,385	8.1%	$1,430	2.7%
Net income (loss)	$(3,910)	(7.2)%	$670	1.3%
Adjusted EBITDA (1)	$8,991	16.6%	$11,306	21.6%
Search Revenue:
Revenue from distribution partners	$42,462	78%	$32,663	62%
Revenue from existing distribution partners (launched prior to the then-current year)	$40,903	75%	$32,228	62%
Revenue from new distribution partners (launched during the then-current year)	$1,332	2%	$253	0%
Revenue from owned and operated properties	$11,721	22%	$18,503	35%
Revenue from online direct marketing initiatives on owned and operated web properties	$3,821	7%	$4,888	9%
Revenue from Make The Web Better – owned and operated	$2,198	4%	$7,411	14%
Revenue from metasearch properties	$5,702	11%	$6,204	12%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Search revenue excludes revenue from early-stage business initiatives, which is de minimis for the three months ended June 30, 2011. The increase in revenues for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to an increase in revenue generated through the web properties of our distribution partners, partially offset by a decrease in revenue generated through our owned and operated properties. We generated 46% and 33% of our search revenue through our top five distribution partners for the three months ended June 30, 2011 and 2010, respectively. The web properties of our top five distribution partners for the three months ended June 30, 2011 generated 29% of our search revenue for the three months ended June 30, 2010.

The decrease in gross profit as a percent of search revenue, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, was primarily due to an increase in revenue generated through the web properties of our distribution partners, with whom we share our search revenue, and a decrease in revenue generated through our owned and operated properties.

The decrease in operating expenses was primarily due to decreases in stock-based compensation of $2.4 million, advertising expense associated with our owned and operated properties of $932,000, and general and administrative professional service fees, including legal fees, of $865,000.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenues. Revenues for the three and six months ended June 30, 2011 and 2010 are presented below (amounts in thousands):

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Revenues	$54,292	$52,363	$1,929	$105,942	$114,136	$(8,194)

The increase in revenues for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is due to an increase in revenue generated through the web properties of our distribution partners. Revenue from existing distribution partners (launched prior to the then-current year) increased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 by $8.7 million. Additionally, revenue from new distribution partners (launched during the then-current year) increased by $1.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

The decrease of $6.8 million in revenue generated by our owned and operated properties for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to decrease of $5.2 million in revenue generated by the operation of the acquired Make The Web Better assets and a decrease in revenue of $1.1 million from our online direct marketing initiatives. Also, we continue to experience an overall decline in revenue generated through our owned and operated metasearch engine sites, excluding the revenue from the Make The Web Better purchased assets. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites.

For the three months ended June 30, 2011, 78% of our search revenue was generated through our search distribution partners’ web properties, compared to 64% of our search revenue generated through our search distribution partners’ web properties in the three months ended June 30, 2010.

The decrease in revenues for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is due to a decrease in revenue generated by our owned and operated properties of $4.2 million, a decrease in revenue from our non-search initiatives of $2.8 million (due to closing down our Haggle operations in 2010), and a decrease in revenues from our distribution partners of $1.2 million. Revenue from existing distribution partners (launched prior to the then-current year) decreased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 by $1.3 million, primarily due to a decline of $9.4 million from distribution partner Make The Web Better as we acquired its search revenue generating assets on April 1, 2010.

The decrease of $4.2 million in revenue generated by our owned and operated properties for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to decrease of $2.5 million in revenue generated by the operation of the acquired Make The Web Better assets and an overall decline in revenue generated through our other owned and operated metasearch engine sites.

For the six months ended June 30, 2011, 76% of our search revenue was generated through our search distribution partners’ web properties, compared to 73% of our search revenue generated through our search distribution partners’ web properties in the six months ended June 30, 2010.

During the first half of 2010, we discontinued the syndication of our search results to certain distribution partners who we deemed to be delivering low quality clicks. Those discontinuations had a material negative impact on our revenues for the first half of 2010. We expect that search revenue from searches conducted by end users on sites of our distribution partners will continue to represent a significant proportion of our search revenue for the foreseeable future.

Seasonality

Our owned and operated metasearch services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Cost of sales. Cost of sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of the data centers that serve our search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), amortization of certain intangible assets, usage-based content fees, and bandwidth costs. Cost of sales in total dollars (in thousands) and as a percentage of associated and total revenues for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Cost of sales	$35,807	$29,142	$6,665	$67,523	$72,701	$(5,178)
Percentage of revenues	66.0%	55.7%		63.7%	63.7%

The dollar increase in cost of sales for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is primarily due to the increase in revenue sharing expenses related to increases in revenue generated through the web properties of our distribution partners. The cost of sales for the sixth months ended June 30, 2011 as compared to the sixth months ended June 30, 2010 did not materially vary because the increase in revenue sharing expenses related to increases in revenue generated through the web properties of our distribution partners was offset by the effect of no longer paying distribution expense for revenue generated by Make The Web Better’s assets after we acquired them on April 1, 2010.

Our content and distribution expenses consist principally of costs related to revenue sharing arrangements with our content and distribution partners, as well as content and data licenses. For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, content and distribution expenses increased by $8.1 million, primarily due to the increase in revenue sharing expenses related to increases in revenue generated through the web properties of our distribution partners. For the sixth months ended June 30, 2011 as compared to the sixth months ended June 30, 2010, content and distribution expenses decreased by $2.0 million, primarily due to the to increases in revenue generated through the web properties of our distribution partners being more than offset by the effect of no longer paying distribution expense for revenue generated by Make The Web Better’s assets as of April 1, 2010.

We anticipate that revenue sharing expenses paid to our distribution partners will increase in dollars if revenue increases through growth in existing arrangements with our distribution partners or we add new distribution partners. If search revenue generated through our distribution partners’ web properties increases at a greater rate than revenue generated through our owned and operated web properties, revenue sharing expenses with our distribution partners as a percentage of revenues will increase. As a result of our acquisition of assets from Make The Web Better in April 2010, we experienced a decrease in cost of sales as a percentage of revenues, and a corresponding increase in our gross profit percentage on our revenues. That effect has been declining as expected as the revenue has declined from the Make The Web Better assets. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant portion of our search revenue.

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), costs for temporary help and contractors to augment our staffing, software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended June 30, 2011 and 2010 are presented below:

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Engineering and technology expenses	$1,784	$2,540	$(756)	$3,448	$4,446	$(998)
Percentage of revenues	3.3%	4.9%		3.3%	3.9%

The dollar decrease for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily attributable to a decrease in stock-based compensation expense of $473,000.

The dollar decrease for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily attributable to a decrease in stock-based compensation expense of $429,000 and a decrease in personnel-related expenses, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $398,000, primarily due to an increase in capitalizing internal software development costs.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated websites (which consist of agency fees, brand promotion expense, market research expense, and online direct marketing expense associated with traffic acquisition, including fees paid to search engines). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended June 30, 2011 and 2010 are presented below:

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Sales and marketing expenses	$4,902	$7,314	$(2,412)	$11,869	$13,796	$(1,927)
Percentage of revenues	9.0%	14.0%		11.2%	12.1%

The dollar decrease for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily attributable to a decrease of $932,000 in advertising expense associated with our owned and operated properties, an decrease in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $605,000, and a decrease in stock-based compensation expense of $836,000.

The dollar decrease for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily attributable to a decrease in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $809,000, and a decrease in stock-based compensation expense of $885,000.

We expect to continue to invest in marketing initiatives to promote new services that result from our development initiatives, some of which may not be related to online search, and search services on our branded web properties.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended June 30, 2011 and 2010 are presented below:

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
General and administrative expenses	$4,970	$6,751	$(1,781)	$10,130	$13,506	$(3,376)
Percentage of revenues	9.2%	12.9%		9.6%	11.8%

The dollar increase for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily attributable to decreases in stock-based compensation expense of $1.1 million, legal fees of $446,000, and professional service fees of $419,000. These decreases were partially offset by increases in employee separation costs of $387,000.

The dollar increase for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily attributable to decreases in stock-based compensation expense of $1.3 million, legal fees of $1.6 million, and professional service fees of $370,000. These decreases were partially offset by increases in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, not including stock-based compensation expense, of $331,000.

Depreciation. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements that is not reclassified into cost of sales.

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Depreciation expense	$552	$814	$(262)	$1,214	$1,634	$(420)

The only material variance in depreciation expense for the periods presented above was a decrease in the depreciation of capitalized internal software development costs for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 of $328,000.

Other Loss (Income), Net. Other income (loss), net for the three months ended June 30, 2011 and 2010 are presented below (in thousands):

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Increase in fair value of earn-out contingent liability	$—	$3,500	$(3,500)	$1,500	$3,500	$(2,000)
Gain on contingency resolution	—	—	—	(1,500)	—	(1,500)
Interest income	(99)	(95)	(4)	(190)	(160)	(30)
Foreign currency exchange loss	16	32	(16)	7	3	4
Loss on disposal of fixed assets	5	72	(67)	5	296	(291)
Other	(29)	13	(42)	(4)	20	(24)

Other loss (income), net	$(107)	$3,522	$(3,629)	$(182)	$3,659	$(3,841)

The expense related to the increase in fair value of earn-out contingent liability for the periods presented above was to adjust the estimated contingent payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability recorded in the six months ended June 30, 2011.

Income Tax Expense. We recorded income tax expense from continuing operations of $2.0 million and $3.8 million in the three and six months ended June 30, 2011 respectively. We recorded income tax expense from continuing operations of $850,000 and $1.4 million in the three and six months ended June 30, 2010 respectively. In the three and six months ended June 30, 2011, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the reversal of a valuation allowance against deferred tax assets reversing during the period.

Loss from Discontinued Operations and Loss on Sale of Discontinued operations.

On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. As consideration for the acquisition of Mercantila, Zoo Stores paid us $250,000 upon completion of the sale, plus we received the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which we recorded at a fair value of zero as of June 30, 2010. We recorded a loss of $7.7 million upon the sale of our Mercantila business, net of a $5.1 million income tax benefit. Nikhil Behl, who is currently Chief Executive Officer of Mercantila, and was formerly a Named Executive Officer of InfoSpace, owns a majority interest in Zoo Stores. Mr. Behl will continue to serve as Chief Executive Officer of Mercantila and ceased to be an officer of, or otherwise affiliated with, InfoSpace upon the closing of the transaction.

The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes for the three and six months ended June 30, 2011 and 2010 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$6,915	$7,039	$16,894	$7,039

Loss from discontinued operations before taxes	$(1,214)	$(926)	$(3,506)	$(926)
Income tax benefit	593	166	1,253	166

Loss from discontinued operations, net of taxes	$(621)	$(760)	$(2,253)	$(760)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)	$—	$(7,674)	$—

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of discontinued operations (including loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as adjustments to the fair values of contingent liabilities related to business combinations, gains on resolution of contingencies, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the three and six months ended June 30, 2011 and 2010 below (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(3,910)	$670	$(1,775)	$2,214
Discontinued operations	8,295	760	9,927	760
Depreciation and amortization of intangible assets	1,376	1,714	2,827	3,477
Stock-based compensation	1,338	3,790	3,371	6,070
Other loss (income), net	(107)	3,522	(182)	3,659
Income tax expense	1,999	850	3,788	1,420

Adjusted EBITDA	$8,991	$11,306	$17,956	$17,600

A reconciliation of our Adjusted EBITDA to net income (loss), for the year ended December 31, 2010 and each of the three months ended March 31, June 30, September 30, and December 31, 2010 and March 31, 2011 and are presented below (amounts in thousands):

	Three months ended				Year ended December 31 2010	Three months ended March 31 2011
	March 31 2010	June 30 2010	September 30 2010	December 31 2010
Net income (loss)	$1,544	$670	$(102)	$11,591	$13,703	$2,135
Discontinued operations	—	760	1,684	2,149	4,593	1,632
Depreciation and amortization of intangible assets	1,763	1,714	1,735	1,558	6,770	1,451
Stock-based compensation	2,280	3,790	2,708	5,140	13,918	2,033
Other loss (income), net	137	3,522	493	(19,399)	(15,247)	(75)
Income tax expense	570	850	81	7,224	8,725	1,789

Adjusted EBITDA	$6,294	$11,306	$6,599	$8,263	$32,462	$8,965

We define non-GAAP income from continuing operations as income from continuing operations, determined in accordance with GAAP, excluding the effect of non-cash income taxes. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which are primarily comprised of U.S. federal net operating losses.

We believe that excluding the non-cash portion of income tax expense from our GAAP income from continuing operations provides meaningful supplemental information to investors and analysts regarding our performance and the valuation of our business because of our ability to offset a substantial portion of our cash tax liabilities by using these deferred tax assets. The majority of these deferred tax assets will expire if unutilized in 2020. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP income from continuing operations. A reconciliation of our non-GAAP income from continuing operations to income from continuing operations, which we believe to be the most comparable GAAP measure, is presented for the three months ended June 30, 2011 and 2010 below (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(3,910)	$670	$(1,775)	2,214
Discontinued operations	8,295	760	9,927	760

Income from continuing operations	4,385	1,430	8,152	2,974
Non-cash income tax expense from continuing operations	1,862	774	3,532	1,283

Non-GAAP net income	6,247	2,204	11,684	4,257

Income from continuing operations – diluted	$0.12	$0.04	$0.22	$0.08
Non-cash income taxes per share – diluted	0.04	0.02	0.09	0.03

Non-GAAP income per share – diluted	$0.16	$0.06	$0.31	$0.11

A reconciliation of our non-GAAP income from continuing operations to income from continuing operations, for the year ended December 31, 2010 and each of the three months ended March 31, June 30, September 30, and December 31, 2010 and March 31, 2011 and are presented below (amounts in thousands):

	Three months ended				Year ended December 31 2010	Three months ended March 31 2011
	March 31 2010	June 30 2010	September 30 2010	December 31 2010
Net income (loss)	$1,544	$670	$(102)	$11,591	$13,703	$2,135
Discontinued operations	—	760	1,684	2,149	4,593	1,632

Income from continuing operations	1,544	1,430	1,582	13,740	18,296	3,767
Non-cash income tax expense from continuing operations	509	774	167	7,079	8,529	1,670

Non-GAAP net income	$2,053	$2,204	$1,749	$20,819	$26,825	$5,437

Income from continuing operations per share – diluted	$0.04	$0.04	$0.04	$0.37	$0.50	$0.10
Non-cash income per share – diluted	0.02	0.02	0.01	0.19	0.23	0.05

Non-GAAP net income per share – diluted	$0.06	$0.06	$0.05	$0.56	$0.73	$0.15

For our non-GAAP measures Adjusted EBITDA and Non-GAAP net income, amounts previously disclosed have been revised to reflect the effect of classifying our Mercantila e-commerce business as discontinued operations.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of June 30, 2011, we had cash and marketable investments of $263.4 million, consisting of cash and cash equivalents of $70.7 million and available-for-sale short-term investments of $192.7 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, certificates of deposit, money market funds, and taxable municipal bonds. All of our financial instrument investments held at June 30, 2011 have minimal default risk and short-term maturities.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to search. We may use a portion of our cash for special dividends or for common stock repurchases.

We believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or business purposes, we may need to change or postpone such acquisitions or business purposes or find alternative financing for such acquisitions or business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

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

Cash Flows

Our net cash flows were comprised of the following for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	Six months ended June 30,
	2011	2010
Net cash provided by operating activities	$8,506	$16,742
Net cash used by investing activities	(96,765)	(35,052)
Net cash provided by financing activities	10,106	263
Net cash used by discontinued operations	(6,794)	(10,572)

Net decrease in cash and cash equivalents	$(84,947)	$(28,619)

Net cash provided by operating activities. Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2011, consisting of our net loss of $1.8 million, non-cash charges of $17.9 million (primarily consisting of a loss on discontinued operations and the loss on the sale of discontinued operations, stock-based compensation expense, depreciation and amortization of intangible assets, and earn-out contingent liability adjustments), and changes in our operating assets and liabilities of $10.5 million (primarily consisting of increases in accounts payable, and a decrease in prepaid expenses and other current assets). These increases were offset by cash provided by changes in our operating assets and liabilities of $16.4 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in other receivables) and a gain on the resolution of a contingency of $1.5 million.

Net cash provided by operating activities was $16.7 million for the six months ended June 30, 2010, consisting of our net income of $2.2 million, non-cash charges of $11.8 million (primarily consisting of stock-based compensation expense, depreciation and amortization of intangible assets, amortization of premium on investments, a loss on discontinued operations, and loss on disposal of assets), and changes in our operating assets and liabilities of $9.8 million (primarily consisting of decreases in accounts receivable and prepaid expenses and other current assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $5.9 million (consisting of decreases in accounts payable and accrued expenses and other current and long-term liabilities) and presentation of the tax benefit from stock-based award activity in financing activities of $1.1 million.

Net cash used by investing activities. Net cash used by investing activities primarily consists of transactions related to our marketable investments, the business acquisitions, and purchases of property and equipment.

Net cash used by investing activities was $96.8 million for the six months ended June 30, 2011, primarily consisting of purchases of $139.6 million of marketable investments and purchases of property and equipment of $2.2 million. Partially offsetting cash used by investing activities were proceeds of $44.8 million from the maturities of our marketable investments.

Net cash used by investing activities was $35.1 million for the six months ended June 30, 2010, primarily consisting of purchases of $141.8 million of marketable investments, $8.0 million for the acquisition of Make The Web Better assets, and purchases of property and equipment of $977,000. Partially offsetting cash used by investing activities were proceeds of $115.5 million from the maturities of our marketable investments.

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

Net cash provided by financing activities totaled $10.1 million for the six months ended June 30, 2011 and primarily consisted of cash proceeds of $11.9 million from the exercise of options and our employee stock purchase plan. Partially offsetting cash provided by financing activities was $1.1 million in tax payments from shares withheld upon vesting of restricted stock units and $423,000 in earn-out payments from business acquisitions.

Net cash provided by financing activities totaled $263,000 for the six months ended June 30, 2010 and primarily consisted of cash proceeds of $1.8 million from the exercise of options and our employee stock purchase plan and tax benefits of $1.1 million generated by stock-based award activity. Partially offsetting cash provided by financing activities was $2.4 million in tax payments from shares withheld upon vesting of restricted stock units.

Net cash used by discontinued operations. Net cash used by discontinued operations consists of cash used in operating the Mercantila e-commerce business and the cash used in investing activities primarily related to the purchase and sale of the Mercantila e-commerce business.

Net cash used by operating activities attributable to discontinued operations totaled $6.2 million for the six months ended June 30, 2011 and consisted of cash used by discontinued operations. Net cash used by the investing activities attributable to discontinued operations totaled $638,000 for the six months ended June 30, 2011 and primarily consisted of net cash used in the sale of discontinued operations.

Net cash used by operating activities attributable to discontinued operations totaled $2.6 million for the six months ended June 30, 2010 and consisted of cash used by discontinued operations. Net cash used by the investing activities attributable to discontinued operations totaled $8.0 million for the six months ended June 30, 2011 and primarily consisted of net cash used to purchase operations that were discontinued.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the six months ended June 30, 2011 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for the Company as of January 1, 2012. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2011 have not changed significantly from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. —Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. During the second quarter of 2011, we implemented a new accounting system using Dynamics AX at InfoSpace, in order to improve our accounting efficiency. The implementation resulted in changes to our internal control over financial reporting relating to processing our business transactions and reporting our operating results. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting around accounting and reporting during this transition.

There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

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

We rely on our ability to acquire rights to content from third-party content providers, who we refer to as search customers, and our future success in our search business is highly dependent upon our ability to maintain and renew relationships with these search customers. Google and Yahoo! jointly accounted for over 95% of our total revenues in the first quarter of 2011 and in 2010, and we expect that concentration will continue. Google and Yahoo! compete with each other, and the way we do business with one of them may not be acceptable to the other, or to any of their competitors with whom we may also do business. Google and Yahoo! are also our competitors in search, and they have had relationships with some of our current and potential search distribution partners, and may, in the future, contract directly with some of our distribution partners to provide search services.

If Google, Yahoo!, or any future significant search customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer to the extent we are unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue. We recently extended our agreements with Yahoo! and Google. Our agreement with Yahoo! runs through December 31, 2013 and our agreement with Google runs through March 31, 2013, and may be extended until March 31, 2014 in our sole discretion, provided that we have not assigned this agreement to another party. The long-term operational and financial impact of any new and changed provisions in the recently renewed and revised Yahoo! and Google agreements are currently unknown. If these new or changed provisions result in a loss or reduction of our, or our distribution partners’, ability to successfully attract Internet users or to display content or advertisements, our operations and financial performance could be materially impacted.

If a third-party content provider, including Yahoo! or Google, is unwilling to pay us amounts that it owes us, or if it dispute amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue. In addition, Yahoo! recently signed an agreement with Bing, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired, and our operations and financial performance may be materially impacted as a result.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In the second quarter of 2011, 78% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 46% and 41% of our total revenues through relationships with our top five distribution partners in the second quarter of 2011 and first quarter of 2011, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

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

Most of our revenue from our search business is based on the number of paid clicks on commercial search results served on our owned and operated web properties or our distribution partners’ web properties. Each time a user clicks on a commercial search result, the search customer that provided the commercial search result receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are not met for a sufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the search customer that provided the commercial search result to us. This leads to a loss of revenue for our search customers and consequently fewer fees paid to us. Also, if a search customer perceives that the traffic originating from one of our web properties or the web property of a distribution partner is of poor quality, the search customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such website or web property based on the amount of poor quality traffic the search customer deems to have been generated, and accordingly may reduce the fees it would have otherwise paid us. The search customer may also suspend or terminate our ability to provide its content through such websites or web properties if such activities are not modified to satisfy the search customer’s concerns. The payment of fewer fees to us or the inability to provide content through such websites or web properties, particularly the content of Google and Yahoo!, could have a material negative effect on our business and financial results.

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

A significant part of our strategy involves identifying and acquiring businesses or technologies. We may not be successful in executing this strategy, and thus may not be able to use our capital in the way that provides the best possible return to stockholders.

An important component of our strategy for future growth is to identify and acquire new businesses or technologies. We had cash, cash equivalents, and short-term investments (“cash”) of approximately $263 million as of June 30, 2011 and we had approximately $788 million of net operating losses as of December 31, 2010 that may provide a tax benefit on our taxable income substantially through 2020. Thus, in addition to operating our current businesses, we have a growth strategy predicated on the expectation that we will deploy a significant portion of our assets, including cash, to acquire businesses or technologies, in an effort to, among other things, use some or all of our tax asset. However, we may be unable to identify acceptable targets for acquisition. Competition for acquisitions, especially acquisitions that will allow us to use our net operating losses, has been intense, and will likely continue to be intense in the future. As a result, even if we are able to identify an acquisition that we would like to complete, we may not be able to complete the acquisition on commercially reasonable terms.

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

We believe that our strategy of growth through acquisitions of new businesses and technology is the best way to use our assets. However, this belief may turn out to be incorrect. If we are unable to successfully identify and acquire new businesses or technologies on terms that allow us to operate them profitably, we will be unable to execute our current strategy for growth and use of our assets. As a result, we may be unable to grow to the extent that we currently intend, and we may be unable to use our assets in the way that provides the best possible return to stockholders.

Our financial and operating results will suffer if we are unsuccessful in integrating our acquisitions. If we are successful in acquiring new businesses or technologies, they may not be complementary to our current operations or leverage our current infrastructure and operational experience.

The successful integration of newly-acquired or developed businesses or technologies into InfoSpace is critical for our success. If we are successful in identifying and acquiring targets, those targets may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience. In addition, any acquisitions or developments of businesses or technologies may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. Most recently, our May 2010 purchase of the Mercantila business did not meet our expectations and, as a result, we sold that business for a loss in June 2011.

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

Developing or acquiring a business or technology, and then integrating it into InfoSpace, will be complex, time consuming, and expensive, particularly if we acquire a business or technology that is not in our current industry of search. For example, the successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and, in the case of an acquisition, the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. Moreover, there can be no assurance that the short- or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

The value of equity-based awards, including stock options, restricted stock units, and market stock units granted to employees may cease to provide sufficient incentive to retain to our employees and to attract new talent.

Like many technology companies, we use stock options, restricted stock units, and other equity-based awards (such as market stock units, which are a form of share price performance-based restricted stock unit granted under our 2011 long-term executive compensation plan) to recruit and retain senior level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options or does not increase significantly above the comparative index price for our market stock units, we may need to issue new equity-based awards in order to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs, or any other incentive programs, we undertake will be successful in motivating and retaining our employees.

If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our search business are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our search customers or expanding our business. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. We have experienced significant changes at our executive management level and we may experience more changes in the future. Changes of management or key employees may cause disruption to our operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor(s), we may not be able to successfully and timely manage our business or achieve our business objectives. For example, the success of our search business is partially dependent on key personnel who have long-term relationships with our search customers and distribution partners. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. Between July 1, 2009 and June 30, 2011, our stock price ranged from $6.62 to $11.82. On, July 29, 2011, the closing price of our common stock was $9.53. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this Item 1A and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new search customers, new distribution partner relationships, or other business developments by us, our search customers, distribution partners, or competitors;

•	conditions or trends in the search services market;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity offerings resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Although we generated net income in our last two years and in the first quarter of 2011, we have incurred net losses on an annual basis for all but five of the years since our inception, and as of June 30, 2011, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including but not limited to losses resulting from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges, or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to achieve and maintain consistent profitability in the future.

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

•	the mix of revenues generated by our search business versus other businesses we develop or acquire;

•	our ability to attract and retain quality traffic;

•	litigation expenses, including but not limited to settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our search customers, or our distribution partners;

•	increases in the costs or availability of content for our search services;

•	additional restructuring charges we may incur in the future;

•

the continuing impact of the economic downturn, which has in the past led to and may in the future lead to lower online advertising spend by advertisers, resulting in lower revenue per click for paid searches;

•

new court rulings, or the adoption of new laws, rules, or regulations, that adversely affect our ability to acquire content and distribute our search services, that affect our ability to offer non-search products and services, or that otherwise increase our potential liability;

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

Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could reduce our sales and impair our ability to properly process transactions. We use internally developed and third-party systems for our websites and certain aspects of transaction processing. Some of our systems are relatively new and untested, and thus may be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information.

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

If the volume of traffic to our search services infrastructure increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party co-location facility providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our search services or we fail to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

Our networks or those from third parties that we use may be vulnerable to unauthorized access by hackers, rogue employees or contractors, or other persons, computer viruses, and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our operations. We receive, retain, and transmit certain personal information about our website visitors, using technology and networks provided by third parties to provide the security and authentication used to transmit confidential information, including payment information. Subscribers to some of our search services are required to provide information that may be considered to be personally identifiable or private information. Unauthorized access to, and abuse of, this information could result in significant harm to our business.

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

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal the bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain limited transfer restrictions in our charter and stockholder rights plan on our common stock designed to preserve our federal net operating loss carryforwards (“NOLs”).

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

In addition, at our 2009 annual meeting, our stockholders approved an amendment to our certificate of incorporation that restricts any person or entity from attempting to transfer our stock, without prior permission from the Board of Directors, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent stockholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent stockholder. This amendment provides that any transfer that violates its provisions shall be null and void and would require the purported transferee to, upon demand by the Company, transfer the shares that exceed the five percent limit to an agent designated by the Company for the purpose of conducting a sale of such excess shares. The stockholder rights plan and the amendment to the certificate of incorporation would make the acquisition of the Company more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring the Company without the approval of our board of directors.

If there is change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our NOLs may be severely limited or potentially eliminated.

As of December 31, 2010, we had NOLs of approximately $788 million that will expire over a ten to twenty year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated by a change of ownership, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE

We may be unable to compete successfully in the search market.

We face intense competition in the search market, which is extremely competitive and rapidly changing. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in search customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Some of the companies we compete with in search are currently search customers of ours, the loss of any of which could harm our business. In addition, we may face increasing competition for search market share from new search startups, mobile search providers, and social media sites and applications. If we are unable to match or exceed our competitors marketing reach and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the search market and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

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

The Internet search industry has experienced substantial consolidation. This consolidation may continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•

search customers could acquire or be acquired by one of our other search customers, enter into new business relationships with each other, and stop licensing content to us or gain additional negotiating leverage in their relationships with us;

•	our search distribution partners could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our search distribution partners could merge with each other, which could reduce our ability to negotiate favorable terms.

Consolidation in the Internet industry could have a material adverse effect on our business and results of operations.

Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business, and create potential liability.

The growth and development of the Internet has led to new laws and regulations, as well as the application of existing laws to the Internet, in both the U.S. and foreign jurisdictions. Application of these laws can be unclear. For example, it is unclear how many existing laws regulating or requiring licenses for certain businesses (such as gambling, online auctions, distribution of pharmaceuticals, alcohol, tobacco, firearms, insurance, securities brokerage, or legal services) apply to search services, online advertising, and our business. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our market (including limiting our ability to distribute our services; conduct targeted advertising; collect, use, or transfer user information; or comply with new data security requirements), expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. It is impossible to predict whether or when any new legislation may be adopted or existing legislation or regulatory requirements will be deemed applicable to us, any of which could materially and adversely affect our business.

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

Item 4.—[Removed and Reserved]

Item 5.—Other Information

The Board of Directors of InfoSpace, having considered the results of the voting at the 2011 annual meeting of stockholders (as disclosed in the Current Report on Form 8-K filed by InfoSpace on June 14, 2011), has determined that future advisory votes on the compensation of Named Executive Officers will be held on an annual basis.

The resignation of Chief Financial Officer David Binder, previously disclosed in a Current Report on Form 8-K dated July 21, 2011, has been accepted by the InfoSpace Board of Directors and will be effective on August 19, 2011. On August 4, 2011, the Board of Directors appointed current Chief Accounting Officer Eric Emans as interim Chief Financial Officer and Treasurer, effective upon the effectiveness of Mr. Binder’s resignation. In connection with the appointment of Mr. Emans as interim Chief Financial Officer and Treasurer, the Compensation Committee has approved the following changes to Mr. Emans’ employment agreement (a copy of which was attached as exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 10, 2008) effective August 19, 2011:

(1) An increase in salary to $230,000;

(2) An increase in target bonus percentage to 60%;

(3) A grant of 10,000 Restricted Stock Units (vesting in three substantially equal portions on the first, second and third anniversaries of his appointment); and

(4) The following provisions that would become effective if Mr. Emans is not named permanent Chief Financial Officer by April 30, 2012:

(i) if he is offered and accepts the position of Chief Accounting Officer and Vice President, Finance, then the compensation changes set forth above will become permanent;

(ii) if he is offered the position of Chief Accounting Officer and Vice President, Finance, and he rejects that offer and terminates his employment, he will be entitled to a lump sum payment of $50,000 as additional compensation for the performance of the interim Chief Financial Officer duties; and

(iii) if he is not offered the position of, or equivalent to, Chief Accounting Officer and Vice President, Finance by April 30, 2012, and Mr. Emans terminates his employment with the Company, he will be entitled to the severance benefits set forth in Section 6(b) (“Termination by the Company without Cause”) of his employment agreement.

The above description is only a summary of the terms, does not purport to be a complete description of the amendment to Mr. Emans employment agreement, and is qualified in its entirety by reference to that amendment, a copy of which will be attached in full as an exhibit to the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter of 2011.

Item 6.—Exhibits

Exhibits filed or furnished herewith are listed in the accompanying Index to Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

2.1	LLC Interest Purchase Agreement dated June 10, 2011 among Zoo Stores, Inc., InfoSpace, Inc., and Mercantila Acquisition, LLC	8-K	June 28, 2011	2.1

10.1*	Amended and Restated Employment Agreement between William J. Ruckelshaus and InfoSpace, Inc. dated June 15, 2011				X

10.2*	Employment Agreement between Linda A. Schoemaker and InfoSpace, Inc. dated June 13, 2011				X

10.3*	409A Corrective Amendment to Employment Agreement for David B. Binder				X

10.4*	409A Corrective Amendment to Employment Agreement for Eric M. Emans				X

10.5*	409A Corrective Amendment to Employment Agreement for Michael J. Glover				X

10.6*	409A Corrective Amendment to Employment Agreement for Stephen P. Hawthornthwaite				X

10.7*	Termination and Waiver dated June 22, 2011 between InfoSpace, Inc. and Nikhil Behl	8-K	June 28, 2011	10.1

10.8*	Form of Indemnification Agreement for Directors and Officers	8-K	April 13, 2011	10.1

10.9*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of April 21, 2011				X

10.10*	Form of Market Stock Units Agreement				X

10.11*	Amended and Restated InfoSpace Executive Bonus Plan				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

101.1**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under those sections.