Form 10-Q/A
period 2011-03-31
INFOSPACE INC
filed 2011-08-30
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

Explanatory Note

InfoSpace, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2011, as originally filed with the Securities and Exchange Commission (“SEC”) on May 6, 2011 (the “Original Quarterly Report”), in response to communications received from the staff of the SEC regarding a confidential treatment request relating to Exhibit 10.2, Yahoo! Publisher Network Contract #1-23975446. Part II, Item 6 of the Original Quarterly Report is hereby amended to include a revised version of Exhibit 10.2.

There have been no changes to the Original Quarterly Report other than those described above.

Item 6. - Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.2†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Amended Quarterly Report on Form 10-Q/A and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INFOSPACE, INC.

Dated: August 30, 2011

	By:	/s/ Eric M. Emans
	Name:	Eric M. Emans
	Title:	Interim Chief Financial Officer