Form 10-K/A
period 2010-12-31
INFOSPACE INC
filed 2011-11-14
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 1 to Form 10-K/A or any amendment to this Amendment No. 1.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements and prospects, and those of the Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ending on December 31, 2010 (as originally filed on March 11, 2011), in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and elsewhere in this report. You should not rely on forward-looking statements, which speak only as of the date of this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events or circumstances after the date of this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A or to reflect the occurrence of unanticipated events.

Explanatory Note

InfoSpace, Inc. (the “Company,” “InfoSpace,” “our,” or “we”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011 (the “Original Annual Report”) for the purpose of restating its consolidated financial statements for fiscal 2010 and to report a material weakness as of December 31, 2010. As we reported in our Current Report on Form 8-K filed with the SEC on November 3, 2011, we have identified an error related to our accounting for goodwill in connection with our acquisition of the Make The Web Better assets in April 2010. As a result, we are restating our consolidated financial statements to correct this error (Item 8 of Part II of this report).

On April 1, 2010, we purchased assets consisting of internet properties and licenses for content and technology from Make The Web Better, a developer of online products used on social networking sites and a member of our search distribution network. We purchased these assets for $13.0 million and allocated $12.7 million of the purchase price to goodwill. We have determined that $12.7 million should have been allocated to an intangible asset consisting of an installed code base technology that directs Make The Web Better users to use our search services. As a result of this determination, the Company is restating all periods since the second quarter of 2010 to amortize that intangible asset. We have recorded this amortization as an expense to cost of sales. For further detail on this restatement, please see “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

This Amendment No. 1 also contains a change in presentation for discontinued operations from the Original Annual Report that is not a restatement or connected to the restatement described above, but that are appropriate changes given the re-issuance of the information contained in this report. For further detail on this presentation change, please see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

We are amending and restating in their entirety all of Items 6, 7, 8, 9A, and 15 in this Amendment No. 1 to reflect the restatement of the above-referenced financial statements and the other changes to presentation and classification as described herein. There have been no changes to the Original Annual Report other than those specifically described in this Amendment No. 1.

PART II

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The selected consolidated statements of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements. In the second quarter of 2010, we acquired certain assets from Mercantila, Inc. However, on June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are accordingly reflected as discontinued operations for all periods presented in this Amendment No. 1 to the Annual Report on Form 10-K/A. In addition, the tables below reflect the effects of the restatement described in Note 1 of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

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

	Years ended December 31,
	2010 (1)	2009 (1)	2008 (1)	2007 (1)(2)	2006 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$214,343	$207,646	$156,727	$140,537	$153,800
Cost of sales	138,995	136,623	87,130	70,059	70,625

Gross profit	75,348	71,023	69,597	70,478	83,175
Expenses and other income:
Engineering and technology	8,471	9,129	13,846	13,940	12,545
Sales and marketing	28,145	25,378	24,644	29,494	16,030
General and administrative	32,843	23,617	24,228	105,197	35,026
Depreciation	3,138	3,283	3,264	2,680	1,914
Restructuring(3)	—	—	17	9,590	62,316
Other, net	—	—	(1,897)	(3,248)	—
Loss on investments, net(4)	—	4,714	28,520	2,117	—
Other income, net(5)	(15,247)	(2,682)	(7,149)	(18,226)	(19,581)

Total expenses and other income	57,350	63,439	85,473	141,544	108,250

Income (loss) from continuing operations before income taxes	17,998	7,584	(15,876)	(71,066)	(25,075)
Income tax benefit (expense)(5) (6)	(8,725)	(181)	(598)	(13,409)	29,060

Income (loss) from continuing operations	9,273	7,403	(16,474)	(84,475)	3,985
Discontinued operations(7):
Loss from discontinued operations, net of taxes	(4,593)	—	(1,455)	(25,246)	(19,073)
Gain (loss) on sale of discontinued operations, net of taxes	—	—	(770)	131,454	—

Net income (loss)	$4,680	$7,403	$(18,699)	$21,733	$(15,088)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.26	$0.21	$(0.48)	$(2.59)	$0.13
Loss from discontinued operations	(0.13)	—	(0.04)	(0.77)	(0.61)
Gain (loss) on sale of discontinued operations	—	—	(0.02)	4.03	—

Basic net income (loss) per share	$0.13	$0.21	$(0.54)	$0.67	$(0.48)

Shares used in computing basic income (loss) per share	35,886	34,983	34,415	32,640	31,254

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.25	$0.21	$(0.48)	$(2.59)	$0.12
Loss from discontinued operations	(0.12)	—	(0.04)	(0.77)	(0.58)
Gain (loss) on sale of discontinued operations	—	—	(0.02)	4.03	—

Diluted net income (loss) per share	$0.13	$0.21	$(0.54)	$0.67	$(0.46)

Shares used in computing diluted income (loss) per share	36,829	35,431	34,415	32,640	33,042

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$253,736	$226,397	$205,444	$574,817	$400,831
Working capital	242,440	219,475	182,733	163,422	536,442
Total assets	352,720	322,216	291,133	671,424	765,839
Total stockholders’ equity	301,771	279,835	262,324	266,050	678,565

Special dividend announced	Special dividend paid	Special dividend amount per share	Total dividends (in thousands)
May 2, 2007	May 28, 2007	$6.30	$208,203
November 14, 2007	January 8, 2008	$9.00	$299,296

(1)

We expense the fair value of awards of equity instruments as stock-based compensation expense over the period in which the award vests. Operating expenses from continuing operations and discontinued operations include stock-based compensation expense allocated as follows (in thousands):

	Years ended December 31,
	2010	2009	2008	2007	2006
Cost of sales	$461	$535	$1,043	$1,057	$345
Engineering and technology	1,298	1,423	3,373	2,081	1,194
Sales and marketing	2,631	2,038	3,934	8,171	2,495
General and administrative	9,528	6,572	5,954	22,749	7,235
Restructuring	—	—	—	670	824
Discontinued operations	833	—	—	15,089	5,594

Total	$14,751	$10,568	$14,304	$49,817	$17,687

(2)

In 2007, we recorded $56.2 million of employee expenses from continuing operations related to the cash distributions to shareholders. The expense was allocated as follows: $349,000 to cost of sales, $1.8 million to engineering and technology, $6.8 million to sales and marketing, and $47.3 million to general and administrative.

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

(7)

We completed the sale of our e-commerce business on June 22, 2011, and operating results of this business and the loss for the sale of this business has been presented as discontinued operations for 2010. We completed the sale of our directory business on October 31, 2007 and the sale of our mobile business on December 28, 2007. The operating results and gains (losses) from the sales of these businesses have been presented as discontinued operations for 2008, 2007, and 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reflects the effects of the restatement described in Note 1. You should read the following discussion and analysis in conjunction with the Selected Consolidated Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.

Restatement and Discontinued Operations Presentation

In the second quarter of 2010, we acquired certain assets from Make The Web Better. In October 2011, we determined that we made an error in accounting for those acquired assets and concluded that this error was material to the 2010 consolidated financial statements for fiscal 2010 and, therefore, we are restating our those consolidated financial statements in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A. The amounts presented below for 2010 are restated to reflect the correction of that error. On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A. For additional information on the restatement, see “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report). For additional information on discontinued operations presentation and reclassification see “Note 2: Summary of Significant Accounting Policies”.

Overview

InfoSpace, Inc.’s (The “Company,” “InfoSpace,” “our,” or “we”) revenues are primarily generated by our search business. Using our metasearch technology and relationships with major search content providers, we offer web search products both directly to consumers and through our network of distribution partners. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and utilizes the investments made by our search customers to continually improve the user experience. Revenue from our search business is primarily generated when end users of our services click on paid search results from our own branded websites or those of our distribution partners. These paid search results are provided to us by some of our search content providers, primarily Google and Yahoo!, who share the revenue generated by those paid clicks with us. We refer to those providers as our search customers.

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

We generate revenue when an end user of our services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated web properties or displayed on a distribution partner’s web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our search customers for such clicks. Revenue from Google and Yahoo! jointly accounted for over 95% of our total revenues for both 2010 and 2009.

On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites. This purchase contributed $16.4 million (or 26%) to our search revenue generated through our owned and operated properties in 2010 and, since Make The Web Better had been a distribution partner, there was a corresponding decrease of $21.5 million in distribution revenue from 2009. As we anticipated, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them, and we expect that the revenue generated will be approximately $8 million in 2011, and decline by 20% to 30% in each quarter when compared to the prior quarterly period, as the end-user base of those assets continues to decrease.

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

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an online retail company, and on June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. after our management determined that the long-term prospects for the financial performance of Mercantila were not meeting InfoSpace’s expectations and that retaining the Mercantila business did not fit within InfoSpace’s strategy. The results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Amendment No. 1 to the Annual Report on Form 10-K/A.

Within InfoSpace, engineering, operations, and product management personnel remain paramount to our ability to deliver high quality search services, enhance our current technology, and increase our distribution network. As a result, we expect to continue to invest in our workforce and research and development operations. Additionally, we seek to use our cash and short-term available-for-sale investments to acquire businesses and other assets, including businesses that may not be related to search.

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

In the second quarter of 2010, we revised our presentation of our Condensed Consolidated Statements of Operations as described in “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements (Item 8, of Part II of this report) and reclassified amounts between the new captions for prior periods. The reclassifications did not impact previously reported revenues, income (loss) before income taxes, net income (loss), total assets, total liabilities, or stockholders’ equity.

Several of our key operating financial measures for the years ended December 31, 2010 and 2009 in total dollars (in thousands) and as a percentage of segment revenue are presented below.

	Years ended December 31,
	2010		2009
Revenues	$214,343		$207,646

		% of revenues		% of revenues

Gross profit	$75,348	35.2%	$71,023	34.2%

Net income	$4,680	2.2%	$7,403	3.6%
Adjusted EBITDA(1)	$32,462	15.1%	$27,436	13.2%
Search Revenue:
Revenue from distribution partners	$146,919	69%	$156,742	75%
Revenue from existing distribution partners (launched prior to the then-current year)	$143,731	67%	$137,784	66%
Revenue from new distribution partners (launched during the then-current year)	$3,188	2%	$18,958	9%
Revenue from Make The Web Better – distribution partner	$9,442	4%	$30,908	15%

Revenue from owned and operated properties	$63,384	30%	$49,540	24%
Revenue from online direct marketing initiatives on owned and operated Web properties	$22,146	10%	$18,676	9%
Revenue from metasearch properties	$24,818	12%	$30,864	15%
Revenue from Make The Web Better – owned and operated	$16,420	8%	$—	0%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Revenue increased from 2009 to 2010 due to growth in revenue from our owned and operated properties. This growth was partially offset by declining revenue from our distribution partners. The increase in revenue from our owned and operated properties resulted from the acquisition of the Make The Web Better assets, and from increased revenue from our direct marketing initiatives. These positive trends were partially offset by the continued decline in revenue from our remaining owned and operated properties. The decrease in revenue generated through our distribution partners’ Web properties, from 2009 to 2010, was primarily due to the acquisition of the Make The Web Better assets. We generated 35% and 42% of our search revenue through our top five distribution partners for 2010 and 2009, respectively. The Web properties of our top five distribution partners for 2010 generated 40% of our online search revenue for 2009.

The increase in gross profit from 2009 to 2010 was primarily due to our acquisition of the Make The Web Better assets described above. The increase in our sales and marketing expense from 2009 to 2010 was primarily due to an increase in expense associated with direct marketing initiatives of $3.1 million. The increase in general and administrative expense from 2009 to 2010 was primarily due to an increase in severance pay of $3.5 million and an increase in stock-based compensation of $3.4 million due to accelerating the vesting of equity awards to a departed executive.

In 2010, we received proceeds from the settlement of a shareholder derivative action against current and former officers and directors of the Company and recorded a net gain in other income, net, of $19.0 million and income tax expense of $8.7 million, primarily related to the settlement. In 2010, we also recorded in other income, net, $5.0 million of expense to adjust the estimated earn-out payments to be made related to our acquisition of the Make The Web Better assets.

Historical Results of Operations

Our net income for 2010 was $4.7 million and for the years 2010, 2009, and 2008 was cumulative net loss of $6.6 million.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008
	(in thousands)			(as a percent of revenue)
Total revenues	$214,343	$207,646	$156,727	100.0%	100.0%	100.0%
Total cost of sales	138,995	136,623	87,130	64.8	65.8	55.6

Gross profit	75,348	71,023	69,597	35.2	34.2	44.4

Operating expenses and other income:
Engineering and technology	8,471	9,129	13,846	4.0	4.4	8.8
Sales and marketing	28,145	25,378	24,644	13.1	12.2	15.7
General and administrative	32,843	23,617	24,228	15.3	11.4	15.5
Depreciation	3,138	3,283	3,264	1.5	1.6	2.1
Restructuring	—	—	17	0.0	0.0	0.0
Other, net	—	—	(1,897)	0.0	0.0	(1.2)
Loss on investments, net	—	4,714	28,520	0.0	2.3	18.2
Other income, net	(15,247)	(2,682)	(7,149)	(7.1)	(1.3)	(4.6)

Total expenses and other income	57,350	63,439	85,473	26.8	30.6	54.5
Income (loss) from continuing operations before income taxes	17,998	7,584	(15,876)	8.4	3.7	(10.1)
Income tax expense	(8,725)	(181)	(598)	(4.1)	(0.1)	(0.4)

Income (loss) from continuing operations	9,273	7,403	(16,474)	4.3	3.6	(10.5)
Loss from discontinued operations, net of taxes	(4,593)	—	(1,455)	(2.1)	0.0	(0.9)
Loss on sale of discontinued operations, net of taxes	—	—	(770)	0.0	0.0	(0.5)

Net income (loss)	$4,680	$7,403	$(18,699)	2.2%	3.6%	(11.9)%

Results of Operations for 2010, 2009, and 2008

Revenues. Revenues for the years ended December 31, 2010, 2009, and 2008 are presented below (in thousands):

	2010	Change	2009	Change	2008
Revenues	$214,343	$6,697	$207,646	$50,919	$156,727

The increase in revenues for 2010 as compared to 2009 is due to increases in revenue from our owned and operated Web properties and partially offset by a decline in revenue generated by our distribution partners. Revenue from existing distribution partners increased in 2010 as compared to 2009 by $6.0 million, but this trend was offset by a decline of $21.5 million from existing distribution partner Make The Web Better as we acquired its search revenue generating assets on April 1, 2010. Additionally, revenue from new distribution partners (launched during the year) in 2010 as compared to 2009 declined by $15.8 million.

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

The increase in revenues for 2009 as compared to 2008 is primarily due to an increase in revenue from search results delivered through the Web properties of new and existing distribution partners. Revenue from existing distribution partners for 2009 as compared to 2008 increased by $45.4 million, and revenue from new distribution partners (launched during the year) increased by $10.5 million. In 2009, when the Make The Web Better assets were owned by a distribution partner, they generated $30.9 million in revenue.

The decrease of $5.8 million in revenue generated by our owned and operated properties for 2009 as compared to 2008 was primarily due to an overall decline in all of our owned and operated traffic on our metasearch engine sites, partially offset by an increase of $5.9 million in revenue for traffic generated from our online direct marketing initiatives.

For 2010, 70% of our search revenue was generated through our search distribution partners’ Web properties, compared to 76% and 65% of our search services revenue, respectively, generated through our search distribution partners’ Web properties in 2009 and 2008. During the first half of 2010, we discontinued the syndication of our search results to certain distribution partners who we deemed to be delivering low quality clicks. Those discontinuations had a material negative impact on our revenues for the first half of 2010. We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent a significant proportion of our online search services revenue for the foreseeable future.

Additionally, in October 2010 we suspended operations of our Haggle.com competitive shopping site, which represented the most significant portion of our development-stage business initiatives. As a result, the revenue contribution from development-stage business initiatives will be nominal in the foreseeable future. In 2010, development-stage business initiatives represented less than 2% of total revenues.

Cost of sales. Cost of sales consists of distribution and content costs related to revenue sharing arrangements with our search distribution partners and usage-based content fees, amortization of acquired intangible assets, and certain costs associated with the operation of the data centers that serve our search business, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense) and bandwidth costs, and depreciation. Additionally, cost of sales includes costs directly identifiable to our development-stage business initiatives. Cost of sales in total dollars (in thousands) and as a percentage of associated and total revenues for the years ended December 31, 2010, 2009, and 2008 are presented below:

	2010	Change	2009	Change	2008
Distribution and content	$116,056	$(9,546)	$125,602	$49,678	$75,924
Amortization of intangible assets	9,197	9,086	111	111	—
Data center operations	6,459	336	6,123	(967)	7,090
Depreciation	3,458	(400)	3,858	(212)	4,070
Other	3,825	2,896	929	883	46

Total cost of sales	$138,995	$2,372	$136,623	$49,493	$87,130

Percentage of total revenues	64.8%		65.8%		55.6%

The dollar increase in cost of sales for 2010 as compared to 2009 is primarily due to the amortization of intangible assets acquired from Make The Web Better and the cost of sales for our Haggle.com competetive shopping site, classified in other cost of sales, partially offset by the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better.

The dollar increase in cost of sales for 2009 as compared to 2008 is primarily due to an increase in revenue sharing expenses related to increases in revenue generated through the Web properties of our distribution partners and increases in our revenue sharing rates.

We anticipate that revenue sharing expenses paid to our distribution partners will increase in dollars if revenue increases through growth in existing arrangements with our distribution partners or we add new distribution partners. If search revenue generated through our distribution partners’ Web properties increases at a greater rate than revenue generated through our owned and operated Web properties, revenue sharing expenses with our distribution partners as a percentage of revenue will increase. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant portion of our search revenue.

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

	2010	Change	2009	Change	2008
Engineering and technology expenses	$8,471	$(658)	$9,129	$(4,717)	$13,846
Percentage of total revenues	4.0%		4.4%		8.8%

The dollar decrease for 2010 compared to 2009 was primarily comprised of decreases of $567,000 in employee separation costs and a decrease of $374,000 in software support and maintenance. These decreases were partially offset by an increase of $440,000 in professional services costs.

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

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our owned and operated Web properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing.

Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for 2010, 2009, and 2008 are presented below:

	2010	Change	2009	Change	2008
Sales and marketing expenses	$28,145	$2,767	$25,378	$734	$24,644
Percentage of total revenues	13.1%		12.2%		15.7%

The dollar increase for 2010 compared to 2009 was primarily attributable to an increase of $3.1 million in advertising costs for our marketing initiatives associated with traffic acquisition, and an increase of $592,000 in stock-based compensation expense. These increases were partially offset by a decrease of $358,000 in marketing research expenses and a decrease of $326,000 in public relations expense.

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

We expect to continue to invest in direct marketing initiatives to drive traffic to an owned and operated web property.

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

	2010	Change	2009	Change	2008
General and administrative expenses	$32,843	$9,226	$23,617	$(611)	$24,228
Percentage of total revenues	15.3%		11.4%		15.5%

The dollar increase for 2010 compared to 2009 was primarily attributable to an increase of $3.5 million in employee separation costs, an increase of $3.0 million in stock-based compensation expense, an increase of $770,000 in professional service fees, and an increase of $408,000 in business taxes. Additionally, in 2009 we received a $2.4 million one-time net business tax refund. These increases were partially offset by a decrease of $714,000 in personnel costs, exclusive of stock-based compensation expense and employee separation costs.

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

Depreciation. Depreciation of property and equipment includes depreciation of network servers and data center equipment, computers, software, office equipment and fixtures, and leasehold improvements. Depreciation expenses for 2010, 2009, and 2008 are presented below (in thousands):

	2010	Change	2009	Change	2008
Depreciation expenses	$3,138	$(145)	$3,283	$19	$3,264

There were no material variances between the depreciation expenses recorded in 2010, 2009 and 2008.

Other, net. Other, net consists of costs, charges, refunds or gains that are not directly associated with other revenue or operating expense classifications. Other, net of $1.9 million in 2008 consisted of gains on the sale of non-core assets.

Loss on investments, net. Loss on investments, net is comprised of the following for 2009 and 2008 (in thousands):

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

	2010	2009	2008
Litigation settlement gain	$(18,965)	$—	$—

Foreign currency exchange loss (gain), net	(1,335)	66	661

Interest income	(331)	(3,443)	(7,344)

Gain on contingency resolution	—	—	(1,124)

Increase in fair value of earn-out contingent liability	5,000	—	—

Loss on disposal of assets	1,014	642	629

Other	(557)	53	29

	$(15,247)	$(2,682)	$(7,149)

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

Income tax expense. During 2010, 2009, and 2008, we recorded an income tax expense of $8.7 million, $181,000, and $598,000, respectively. The 2010 income tax expense of $8.7 million is primarily attributable to a $6.3 million tax expense from current year operations and a $3.2 million tax expense for the net increase in the valuation allowance against the deferred tax assets. These expenses are partially offset by a $566,000 income tax benefit from the decrease in unrecognized tax benefits pertaining to state income taxes and a $516,000 tax benefit attributable to foreign exchange gains. During 2009, we further impaired and sold our portfolio of ARS, which provided a net $6.9 million income tax benefit from the net reduction of its portion of the valuation allowance. Absent the effect of the ARS, our income tax expense would have been $7.1 million, which would be primarily attributable to $2.7 million from current year operations and an increase of $4.2 million in the valuation allowance against the deferred tax assets. The 2008 income tax expense of $598,000 is primarily attributable to a $5.6 million tax benefit from current year operations, $436,000 tax expense for non-deductible compensation paid to an executive, and a $5.4 million tax expense for the net increase in the valuation allowance against the deferred tax assets.

At December 31, 2010, we had gross temporary differences representing future tax deductions of $858.7 million, primarily comprised of $788.4 million of accumulated net operating loss carryforwards, which represent deferred tax assets. During 2010, we determined that it was not more likely than not that we would realize our deferred tax assets in the foreseeable future. Accordingly, we provided a valuation allowance against our deferred tax assets. If in the future, we determine that the realization of any portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or to additional paid-in-capital, as appropriate.

Loss from discontinued operations and loss on sale of discontinued operations. On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, for the year ended December 31, 2010 is presented below (in thousands):

$0000000.00
Year ended December 31, 2010
Revenue from discontinued operations	$32,492

Loss from discontinued operations before taxes	$(5,908)

Income tax benefit	1,315

Loss from discontinued operations, net of taxes	$(4,593)

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

$0000000.00
Directory
Revenue from discontinued operations	$—

Income from discontinued operations before taxes	$204
Income tax expense	(76)

Income from discontinued operations, net of taxes	$128

$0000000.00
Mobile
Revenue from discontinued operations	$127

Loss from discontinued operations before taxes	$(2,098)
Income tax benefit	515

Loss from discontinued operations, net of taxes	$(1,583)

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of discontinued operations (including loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss, net (which includes such items as adjustments to the fair values of contingent liabilities related to business combinations, gains on resolution of contingencies, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets).

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

	2010	2009	2008
Net income (loss)	$4,680	$7,403	$(18,699)
Discontinued operations	4,593	—	2,225
Depreciation and amortization of intangible assets	15,793	7,252	7,335
Stock-based compensation	13,918	10,568	14,304
Loss on investments, net	—	4,714	28,520
Other income, net	(15,247)	(2,682)	(7,149)
Income tax expense	8,725	181	598

Adjusted EBITDA	$32,462	$27,436	$27,134

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

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to online search. We may use a portion of our cash for special dividends or for common stock repurchases.

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

Contractual Obligations and Commitments

Our capital lease commitments are included in our Consolidated Balance Sheets. Our contractual obligations and commitments are as follows (in thousands):

	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$1,835	$1,901	$383	$—	$4,119
Purchase commitments	1,306	1,026	493	—	2,825
Capital lease commitments, net of imputed interest and executory costs	211	—	—	—	211
Discontinued operations commitments	1,161	31	—	—	1,192

Total	$4,513	$2,958	$876	$—	$8,347

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

Purchase commitments. Our purchase commitments are primarily comprised of non-cancelable service agreements for our data centers. Not included in the table above are purchase commitments of $418,000 and $418,000 due in 2011 and 2012, respectively, which are reflected as liabilities on our Consolidated Balance Sheets.

Capital lease commitments. We entered into capital lease agreements in 2008 for certain equipment used in our data centers.

Discontinued operations. We have $973,000 of purchase commitments for unshipped orders for our discontinued operations at December 31, 2010, and lease commitments comprise the remainder of the discontinued operations commitments.

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

Cash Flows

Our net cash flows are comprised of the following for 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Net cash provided (used) by operating activities	$49,906	$30,000	$(20,182)
Net cash provided (used) by investing activities	33,927	4,421	(111,284)
Net cash provided (used) by financing activities	206	(607)	(298,926)
Net cash used by discontinued operations	(12,144)	—	(17,998)

Net increase (decrease) in cash and cash equivalents	$71,895	$33,814	$(448,390)

Net Cash Provided (Used) by Operating Activities

Net cash provided (used) by operating activities consists of net income (loss) offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $49.9 million in 2010, consisting of adjustments not affecting cash flows provided by operating activities of $41.0 million (primarily consisting of depreciation and amortization, stock-based compensation, increase in the fair value of an earn-out contingent liability, loss from discontinued operations, loss on disposals of assets, and amortization of premium on investments), cash provided by changes in our operating assets and liabilities of $18.5 million (consisting of decreases in accounts receivable, increases in accrued expenses and other current and long-term liabilities, and decreases in other receivables and in prepaid expenses and other current assets), and our net income of $4.7 million. Partially offsetting the increase were adjustments not affecting cash flows used by operating activities of $10.6 million (primarily consisting of excess tax benefits from stock-based award activity, fair value of common stock retired relating to a litigation settlement, and the realized foreign currency translation gains) and cash used by changes in our operating assets and liabilities of $3.7 million (primarily consisting of decreases in accounts payable).

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

Net cash used by operating activities was $20.2 million in 2008, consisting of cash used by changes in our operating assets and liabilities of $59.3 million (consisting of decreases in accrued expenses and other current and long-term liabilities), our net loss of $18.7 million, and adjustments not affecting cash flows used by operating activities of $4.6 million (primarily consisting of decreases in deferred income taxes and the gain on sale of assets). Offsetting the decrease was cash provided by adjustments not affecting cash flows provided by operating activities of $52.9 million (primarily consisting of the loss on long-term investments, stock-based compensation, depreciation, the loss from discontinued operations and the loss on sale of discontinued operations) and changes in our operating assets and liabilities of $9.4 million (consisting of decreases in notes and other receivables, other long-term assets, accounts receivable, and prepaid expenses and other current assets and increases in accounts payable).

Net Cash Provided (Used) by Investing Activities

Net cash provided (used) by investing activities primarily consists of transactions related to our investments, purchases of property and equipment, proceeds from the sale of certain assets, and cash used in business acquisitions.

Net cash provided by investing activities was $33.9 million in 2010, primarily from the proceeds from the sale or maturity of our marketable investments of $244.8 million and proceeds from the sale of assets of $307,000. Partially offsetting cash provided by investing activities were the purchase of $200.5 million of marketable investments, $8.0 million used for business acquisitions, and $2.9 million of property and equipment purchases.

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

Net Cash Used by Discontinued Operations

Net cash used by operating activities attributable to discontinued operations in 2010 was $12.1 million and in 2008 was $18.0 million.

Acquisitions and Dispositions

Mercantila. On May 10, 2010, we acquired certain assets from Mercantila, Inc., an internet e-commerce company, at a cost of $7.8 million in cash, plus $8.2 million in liabilities assumed, and sold our Mercantila operations to Zoo Stores, Inc. on June 22, 2011, for $250,000 upon completion of the sale, plus the Company received the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which the Company recorded at a fair value of zero as of June 30, 2011.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the disclosures included elsewhere in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingencies. In some cases, we could have reasonably used different accounting policies and estimates.

The Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to revenue recognition, cost of sales, impairment of goodwill, accounting for business combinations, stock-based compensation, and the valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies that involve the use of estimates, judgments, and assumptions and that are significant to understanding our results. For additional information see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

Revenue Recognition

Our revenues are generated primarily from our Web search services. We generate search revenue when an end user of such services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated Web properties or displayed on a distribution partners’ Web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee.

For our transactions, we are the primary obligor, separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements, and assume the credit risk for amounts invoiced to our search customers. For search services, we determine the paid search results, content, and information directed to our owned and operated Web properties and our distribution partners’ Web properties through our metasearch technology. We earn revenue from our search customers by providing paid search results generated from our owned and operated properties and from our distribution partners’ Web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, we record revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to us.

Cost of Sales

We record the cost of sales when the related revenue is recognized. Cost of sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of our data centers that serve our search business, including amortization of acquired intangible assets, depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and usage-based content fees.

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

We performed our annual impairment analysis of the goodwill on our balance sheet as of November 30, 2010, and at the time of the analysis the Company had two reporting units: Core and E-commerce. The Company has discontinued operations of its E-commerce business (and reporting unit) and is a single reporting unit but for the purposes of this disclosure, results of our impairment analysis for the E-commerce reporting unit have been included. We determined that there was no impairment as the fair values of our Core and E-commerce reporting units exceeded their respective carrying values by 21% and 30%, respectively. Our analysis took into consideration the expected discounted cash flows for each reporting unit. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, the discount rate based on the weighted average cost of capital (“WACC”), and terminal value assumptions for each reporting unit.

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

As of December 31, 2010 and at November 30, 2010, of our consolidated goodwill balance of $57.2 million, we had allocated $44.8 million to our Core and $12.4 million to our E-commerce reporting units. The goodwill allocated to our E-commerce reporting unit is presented as an asset in the Net assets from discontinued operations on the consolidated balance sheet as of December 31, 2010.

Stock-Based Compensation

We record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2010, 2009, and 2008, we recognized $13.9 million, $10.6 million, and $14.3 million, respectively, of stock-based compensation expense in continuing operations.

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

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2010. In the second quarter of 2010, we acquired certain assets from Make The Web Better. Subsequent to filing our original Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we determined that we made an error in accounting for those assets acquired from Make The Web Better. We concluded that this error was material to the 2010 consolidated financial statements, and therefore, we are restating our 2010 consolidated financial statements in this Amendment No. 1 to the Annual Report on Form 10-K/A. The amounts presented below for 2010 are restated to reflect the correction of that error. In the second quarter of 2010, upon the acquisition of certain assets from Mercantila, Inc., we changed the way our consolidated statement of operations is presented. On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Amendment No. 1 to the Annual Report on Form 10-K/A. For additional information on the restatement, discontinued operations presentation, and reclassification see “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report). The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands except per share data)
Revenues	$39,070	$43,763	$54,356	$70,457	$61,773	$52,363	$50,524	$49,683
Cost of sales	22,827	26,763	36,577	50,456	43,559	33,414	31,868	30,154

Gross profit	16,243	17,000	17,779	20,001	18,214	18,949	18,656	19,529
Expenses and other income:
Engineering and technology	2,316	2,454	2,231	2,128	1,906	2,540	2,197	1,828
Sales and marketing	6,948	5,137	6,639	6,654	6,482	7,314	7,305	7,044
General and administrative	6,242	6,397	6,789	4,189	6,755	6,751	9,213	10,124
Depreciation	827	846	813	797	820	814	804	700
Loss (gain) on investments, net	5,351	(335)	—	(302)	—	—	—	—
Other loss (income), net	(607)	(466)	(472)	(1,137)	137	3,522	493	(19,399)

Total expenses and other income	21,077	14,033	16,000	12,329	16,100	20,941	20,012	297

Income (loss) from continuing operations before income taxes	(4,834)	2,967	1,779	7,672	2,114	(1,992)	(1,356)	19,232
Income tax benefit (expense)	(201)	(82)	32	70	(570)	538	(163)	(8,530)

Income (loss) from continuing operations	(5,035)	2,885	1,811	7,742	1,544	(1,454)	(1,519)	10,702
Loss from discontinued operations, net of taxes	—	—	—	—	—	(912)	(2,029)	(1,652)

Net income (loss)	$(5,035)	$2,885	$1,811	$7,742	$1,544	$(2,366)	$(3,548)	$9,050

Net income (loss) per share – Basic:
Income (loss) from continuing operations	$(0.14)	$0.08	$0.05	$0.22	$0.04	$(0.04)	$(0.04)	$0.30
Loss from discontinued operations	—	—	—	—	—	(0.03)	(0.06)	(0.05)

Net income (loss) per share – Basic	$(0.14)	$0.08	$0.05	$0.22	$0.04	$(0.07)	$(0.10)	$0.25

Weighted average shares outstanding used in computing basic income (loss) per share	34,853	35,044	35,035	35,094	35,466	35,751	35,969	36,196

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands except per share data)
Net income (loss) per share – Diluted:
Income from continuing operations	$(0.14)	$0.08	$0.05	$0.21	$0.04	$(0.04)	$(0.04)	$0.29
Loss from discontinued operations	—	—	—	—	—	(0.03)	(0.06)	(0.04)

Net income (loss) per share – Diluted	$(0.14)	$0.08	$0.05	$0.21	$0.04	$(0.07)	$(0.10)	$0.25

Weighted average shares outstanding used in computing diluted income (loss) per share	34,853	35,069	35,766	36,112	37,059	35,751	35,969	36,851

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.4	61.2	67.3	71.6	70.5	63.8	63.1	60.7

Gross profit	41.6	38.8	32.7	28.4	29.5	36.2	36.9	39.3
Expenses and other income:
Engineering and technology	5.9	5.6	4.1	3.0	3.1	4.8	4.3	3.7
Sales and marketing	17.8	11.7	12.2	9.4	10.5	14.0	14.5	14.2
General and administrative	16.0	14.6	12.5	6.0	11.0	12.9	18.2	20.4
Depreciation	2.1	1.9	1.5	1.1	1.3	1.6	1.6	1.4
Loss (gain) on investments, net	13.7	(0.7)	0.0	(0.4)	0.0	0.0	0.0	0.0
Other loss (income), net	(1.5)	(1.1)	(0.9)	(1.6)	0.2	6.7	1.0	(39.1)

Total expenses and other income	54.0	32.0	29.4	17.5	26.1	40.0	39.6	0.6

Income (loss) from continuing operations before income taxes	(12.4)	6.8	3.3	10.9	3.4	(3.8)	(2.7)	38.7
Income tax benefit (expense)	(0.5)	(0.2)	0.0	0.1	(0.9)	1.0	(0.3)	(17.2)

Income (loss) from continuing operations	(12.9)	6.6	3.3	11.0	2.5	(2.8)	(3.0)	21.5
Loss from discontinued operations, net of taxes	—	—	—	—	—	(1.7)	(4.0)	(3.3)
Net income (loss)	(12.9)%	6.6%	3.3%	11.0%	2.5%	(4.5)%	(7.0)%	18.2%

ITEM 8.	Financial Statements and Supplementary Data

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2010 and 2009 financial statements have been retrospectively adjusted for discontinued operations.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2010 financial statements have been restated to correct certain misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 (November 14, 2011 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting, as revised), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 11, 2011 (November 14, 2011 as to the effects of the restatement discussed in Note 1 and the retrospective adjustment discussed in Note 2)

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
	(as Restated)
ASSETS
Current assets:
Cash and cash equivalents	$155,645	$83,750
Short-term investments, available-for-sale	98,091	142,647
Accounts receivable, net of allowance of $15 and $23	19,189	28,466
Other receivables	1,185	2,953
Prepaid expenses and other current assets	2,163	2,526
Assets of discontinued operations	16,161	—

Total current assets	292,434	260,342
Property and equipment, net	7,304	12,315
Goodwill	44,815	44,815
Other intangible assets, net	3,910	457
Other long-term assets	4,257	4,287

Total assets	$352,720	$322,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,699	$6,736
Accrued expenses and other current liabilities	39,518	34,131
Liabilities of discontinued operations	7,777	—

Total current liabilities	49,994	40,867
Long-term liabilities	955	1,514

Total liabilities	50,949	42,381
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 1,800,000,000 shares; issued and outstanding, 36,088,646 and 35,391,122 shares	4	4
Additional paid-in capital	1,322,265	1,303,667
Accumulated deficit	(1,020,496)	(1,025,176)
Accumulated other comprehensive income (loss)	(2)	1,340

Total stockholders’ equity	301,771	279,835

Total liabilities and stockholders’ equity	$352,720	$322,216

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
	(as Restated)
Revenues	$214,343	$207,646	$156,727
Cost of sales	138,995	136,623	87,130

Gross Profit	75,348	71,023	69,597

Expenses and other income:
Engineering and technology	8,471	9,129	13,846
Sales and marketing	28,145	25,378	24,644
General and administrative	32,843	23,617	24,228
Depreciation	3,138	3,283	3,264
Restructuring	—	—	17
Other, net	—	—	(1,897)
Loss on investments, net	—	4,714	28,520
Other income, net	(15,247)	(2,682)	(7,149)

Total expenses and other income	57,350	63,439	85,473
Income (loss) from continuing operations before income taxes	17,998	7,584	(15,876)
Income tax expense	(8,725)	(181)	(598)

Income (loss) from continuing operations	9,273	7,403	(16,474)

Discontinued operations:
Loss from discontinued operations, net of taxes	(4,593)	—	(1,455)
Loss on sale of discontinued operations, net of taxes	—	—	(770)

Net income (loss)	$4,680	$7,403	$(18,699)

Income (loss) per share—Basic:
Income (loss) from continuing operations	$0.26	$0.21	$(0.48)
Loss from discontinued operations	(0.13)	—	(0.04)
Loss on sale of discontinued operations	—	—	(0.02)

Basic net income (loss) per share	$0.13	$0.21	$(0.54)

Weighted average shares outstanding used in computing basic income (loss) per share	35,886	34,983	34,415
Income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.25	$0.21	$(0.48)
Loss from discontinued operations	(0.12)	—	(0.04)
Loss on sale of discontinued operations	—	—	(0.02)

Diluted net income (loss) per share	$0.13	$0.21	$(0.54)

Weighted average shares outstanding used in computing diluted income (loss) per share	36,829	35,431	34,415
Other comprehensive income (loss):
Net income (loss)	$4,680	$7,403	$(18,699)
Foreign currency translation adjustment	(74)	(108)	(47)
Reclassification adjustment for realized foreign currency gains, net, included in net income (loss)	(1,362)	—	—
Unrealized gain (loss) on investments, available-for-sale	94	(943)	1,109
Reclassification adjustment for other-than-temporary losses (gains) on investments, available-for-sale, included in net income (loss)	—	(335)	776
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	186	—

Comprehensive income (loss)	$3,338	$6,203	$(16,861)

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009, and 2008

(in thousands)

	Common stock		Additional-paid -in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance, December 31, 2007	34,322	$3	$1,279,225	$(1,013,880)	$702	$266,050
Common stock issued for stock options and restricted stock units	420	—	16	—	—	16
Common stock issued for employee stock purchase plan	54	—	587	—	—	587
Unrealized gain on available-for-sale investments	—	—	—	—	1,885	1,885
Foreign currency translation adjustment	—	—	—	—	(47)	(47)
Tax effect of equity compensation	—	—	(1,029)	—	—	(1,029)
Stock-based compensation	—	—	15,143	—	—	15,143
Taxes paid on stock issued for equity awards	—	—	(1,582)	—	—	(1,582)
Net loss	—	—	—	(18,699)	—	(18,699)

Balance, December 31, 2008	34,796	3	1,292,360	(1,032,579)	2,540	262,324
Common stock issued for stock options and restricted stock units	366	—	5	—	—	5
Common stock issued for employee stock purchase plan	61	—	399	—	—	399
Common stock issued for acquisition	230	1	809	—	—	810
Common stock retired	(62)	—	—	—	—	—
Unrealized loss on available-for-sale investments	—	—	—	—	(1,278)	(1,278)
Foreign currency translation adjustment	—	—	—	—	(108)	(108)
Tax effect of equity compensation	—	—	607	—	186	793
Stock-based compensation	—	—	10,838	—	—	10,838
Taxes paid on stock issued for equity awards	—	—	(1,351)	—	—	(1,351)
Net income	—	—	—	7,403	—	7,403

Balance, December 31, 2009	35,391	$4	$1,303,667	$(1,025,176)	$1,340	$279,835
Common stock issued for stock options and restricted stock units	962	—	2,191	—	—	2,191
Common stock issued for employee stock purchase plan	54	—	350	—	—	350
Common stock retired	(318)	—	(2,099)	—	—	(2,099)
Unrealized loss on available-for-sale investments	—	—	—	—	94	94
Foreign currency transaction adjustment	—	—	—	—	(74)	(74)
Foreign currency translation adjustment for disposition of foreign subsidiaries	—	—	—	—	(1,362)	(1,362)
Tax effect of equity compensation	—	—	7,032	—	—	7,032
Stock-based compensation	—	—	15,010	—	—	15,010
Taxes paid on stock issued for equity awards	—	—	(3,886)	—	—	(3,886)
Net income (as Restated)	—	—	—	4,680	—	4,680

Balance, December 31, 2010 (as Restated)	36,089	$4	$1,322,265	$(1,020,496)	$(2)	$301,771

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009	2008
	(as Restated)
Operating Activities:
Net income (loss)	$4,680	$7,403	$(18,699)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss from discontinued operations	4,593	—	1,455
Loss on sale of discontinued operations	—	—	770
Stock-based compensation	13,918	10,568	14,304
Depreciation and amortization	15,793	7,252	7,335
Excess tax benefits from stock-based award activity	(7,032)	(607)	—
Earn-out contingent liability adjustments	5,000	—	—
Common stock retired relating to litigation settlement	(2,099)	—	—
Amortization of premium (accretion of discount) on investments, net	365	206	(107)
Loss on disposal of assets, net	1,262	642	629
Foreign currency translation gains, net	(1,436)	—	—
Deferred income taxes	19	2,814	(2,667)
Loss on investments, net	—	4,714	28,520
Net gain on sale of assets	—	—	(1,897)
Other	3	171	35
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	9,274	(13,043)	1,643
Notes and other receivables	1,852	(2,104)	5,228
Prepaid expenses and other current assets	636	(759)	135
Other long-term assets	(201)	712	1,784
Accounts payable	(3,506)	641	614
Accrued expenses and other current and long-term liabilities	6,785	11,390	(59,264)

Net cash provided (used) by operating activities	49,906	30,000	(20,182)
Investing Activities:
Business acquisitions, net of cash acquired	(8,000)	(395)	—
Purchases of property and equipment	(2,894)	(2,435)	(12,277)
Other long-term assets	230	(50)	(199)
Proceeds from sale of assets	307	623	2,550
Proceeds from sales of investments	52,801	9,202	—
Proceeds from maturities of investments	191,976	187,654	43,980
Purchases of investments	(200,493)	(190,178)	(145,338)

Net cash provided (used) by investing activities	33,927	4,421	(111,284)
Financing Activities:
Excess tax benefits from stock-based award activity	7,032	607	—
Proceeds from stock option exercises	2,191	5	16
Proceeds from issuance of stock through employee stock purchase plan	350	399	587
Repayment of capital lease obligation	(589)	(564)	(233)
Tax payments from shares withheld upon vesting of restricted stock units	(4,201)	(1,054)	—
Earn-out payments for business acquisitions	(4,577)	—	—
Special dividend paid	—	—	(299,296)

Net cash provided (used) by financing activities	206	(607)	(298,926)
Discontinued operations:
Net cash used by operating activities of discontinued operations	(4,034)	—	(17,998)
Net cash used by investing activities of discontinued operations	(8,110)	—	—

Net cash used by discontinued operations	(12,144)	—	(17,998)

Net increase (decrease) in cash and cash equivalents	71,895	33,814	(448,390)
Cash and cash equivalents, beginning of period	83,750	49,936	498,326

	Years ended December 31,
	2010	2009	2008
	(as Restated)
Cash and cash equivalents, end of period	$155,645	$83,750	$49,936

Supplemental disclosure of non-cash investing activities:
Liabilities assumed in purchase transaction	$(8,231)	$(56)	$—
Stock issued in purchase transaction	—	809	—

Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	$(5,000)	$—	$—
Purchases of assets under capital leases	—	—	1,601

Cash paid for:
Income tax expense (benefit) for continuing operations	$(364)	$34	$5,117

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009, and 2008

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

Basis of presentation: On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Amendment No. 1 to the Annual Report on Form 10-K/A. The operating results of the directory and mobile businesses, which were sold to third parties in 2007, have been presented as discontinued operations for 2008.

Restatement: On April 1, 2010, the Company purchased assets consisting of internet properties and licenses for content and technology from Make The Web Better, a developer of online products used on social networking sites and a member of InfoSpace’s search distribution network. InfoSpace purchased these assets for $13.0 million, and allocated $12.7 million of the purchase price to goodwill. Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2010 in its Annual Report on Form 10-K, the Company identified an error related to its accounting for goodwill in connection with its acquisition of the Make The Web Better assets. The Company determined that $12.7 million should have been allocated to an intangible asset consisting of an installed code base technology that directs Make The Web Better users to use InfoSpace’s search services. As a result of this determination, the Company has allocated the $12.7 million initially classified as goodwill to the installed code base technology classified as other intangible assets, net and is amortizing that intangible asset ratably as a proportion of the estimated revenue generated by the installed code base technology, as adjusted by changes in the estimated total revenue expected to be generated.

The Company believes that this error was material to the 2010 financial statements and, therefore, the Company is restating its 2010 consolidated financial statements in this Amendment No. 1 to the Annual Report on Form 10-K/A.

Additionally, cash equivalents and available for sale securities previously classified as Level 1 financial assets have been corrected to be classified as Level 2 in “Note 4: Fair Value Measurements” as of December 31, 2010 and 2009.

The effects of this restatement on the condensed consolidated balance sheet as of December 31, 2010, as previously reported as a reclassification related to discontinued operations in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011 are as follows (in thousands):

	As previously reported	Adjustment	As restated
Goodwill	$57,465	$(12,650)	$44,815
Other intangible assets, net	$282	$3,628	$3,910
Other long-term assets, net	$4,258	$(1)	$4,257
Accumulated deficit	$(1,011,473)	$(9,023)	$(1,020,496)
Total stockholders’ equity	$310,794	$(9,023)	$301,771
Total liabilities and stockholders’ equity	$361,743	$(9,023)	$352,720

The effects of this restatement on the results of operations for the year ended December 31, 2010, as previously reported as a reclassification related to discontinued operations in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands, except per share data):

	As previously reported	Adjustment	As restated
Cost of sales	$129,972	$9,023	$138,995
Gross profit	$84,371	$(9,023)	$75,348
Income from continuing operations before income taxes	$27,021	$(9,023)	$17,998
Income from continuing operations	$18,296	$(9,023)	$9,273
Net income	$13,703	$(9,023)	$4,680

Net income per share – Basic
Income from continuing operations	$0.51	$(0.25)	$0.26
Net income per share	$0.38	$(0.25)	$0.13
Net income per share –Diluted
Income from continuing operations	$0.50	$(0.25)	$0.25
Net income per share	$0.37	$(0.24)	$0.13

The effects of this restatement on the condensed consolidated statement of cash flows for the year ended December 31, 2010 are as follows (in thousands):

	As previously reported and adjusted for discontinued operations(1)	Adjustment	As restated
Operating activities:
Net income (loss)	$13,703	$(9,023)	$4,680
Depreciation and amortization of intangible assets	$6,770	$9,023	$15,793
Deferred income taxes	$218	$(199)	$19
Other long-term assets	$(202)	$1	$(201)
Accrued expenses and other current and long-term liabilities	$6,587	$198	$6,785

(1)	All amounts shown reflect discontinued operations for 2010.

Reclassification: In the second quarter of 2010, upon the acquisition of certain assets from Mercantila, Inc., the Company revised the presentation of its Statement of Operations as outlined below. Because the Company sold its Mercantila e-commerce business to Zoo Stores, Inc., some captions used in our originally-filed Form 10-K for the year ended December 31, 2010 are no longer relevant for presenting the Company’s Statement of Operations. The below captions are still relevant for presenting the Company’s Statement of Operations:

New caption:	Comprised of amounts from:
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

Certain other reclassifications of prior period balances have been made for consistent presentation with the current period. These changes consisted of reclassifications within the Company’s Statement of Operations in 2008 to conform to the current year presentation and, in the consolidated statements of cash flows for 2009 and 2008, sales and maturities of investments are separately presented as components of net cash provided (used) by investing activities, and the net amortization of premium (accretion of discount) on investments is separately presented as a component of net cash provided (used) by investing activities; it was previously presented under the caption of “Other.” Those reclassifications did not impact previously reported net income (loss) in the Statement of Operations or net cash provided (used) by investing activities or net cash provided (used) by investing activities in the consolidated statements of cash flow.

Segments: Upon the sale of Mercantila e-commerce business to Zoo Stores, Inc., the Company reverted to a single reporting unit structure, as it had before the Mercantila acquisition.

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

Short-term investments: The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. All debt instruments with maturities greater than ninety days up to one year from the balance sheet date are considered short-term investments. The Company periodically evaluates whether the declines in fair value of its available-for-sale investments are other than temporary. As of December 31, 2010 and 2009, the Company’s short-term investments are classified as available-for-sale and are reported at their fair value, with unrealized gains and temporary impairments reported in other comprehensive income (loss), and other-than-temporary impairments reported in loss on investments, net in the Statement of Operations.

Property and equipment: Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years

Data center servers	3 years

Internally developed software	15 months — 3 years

Office equipment	7 years

Office furniture	7 years

Leasehold improvements	Shorter of lease term or economic life

The Company capitalizes certain internal use software development costs, primarily employee salaries and benefits allocated on a project or product basis. The Company capitalized $1.0 million, $1.1 million, and $1.7 million of internal-use software costs in the years ended December 31, 2010, 2009, and 2008, respectively.

Business combinations and intangible assets including goodwill: The Company accounts for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intp1angible assets. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Valuation of goodwill and intangible assets: The Company evaluates goodwill and indefinite-lived intangible assets at least annually to determine whether there has been an impairment of the value of these assets and evaluates impairment whenever events or changes in circumstances, including material changes in the fair value of the Company’s outstanding common stock, indicate that the carrying amount of the Company’s assets might not be recoverable. The Company amortizes definite-lived intangible assets over their expected useful lives, and when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable, the Company performs a test to determine whether the carrying amount of the asset or asset group tested is not recoverable and its carrying amount exceeds its fair value. Any impairment losses relating to goodwill or other intangible assets are recognized in the Statement of Operations.

The following table provides information about activity in goodwill during the period from January 1, 2009 to December 31, 2010 (in thousands):

Total
Goodwill as of January 1, 2009	$43,940
Goodwill associated with 2009 business acquisition	875

Goodwill as of December 31, 2009	44,815
Goodwill associated with 2010 business acquisitions	—

Goodwill as of December 31, 2010	$44,815

Other intangible assets consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Installed code base technology	$12,650	$(9,023)	$3,627	$—	$—	$—
Core technology	1,085	(1,085)	—	1,085	(911)	174
Other	6,667	(6,667)	—	6,667	(6,667)	—

Total definite-lived intangible assets	20,402	(16,775)	3,627	7,752	(7,578)	174
Indefinite-lived intangible assets	283	—	283	283	—	283

Total	$20,685	$(16,775)	$3,910	$8,035	$(7,578)	$457

The following table provides information about expected amortization of definite-lived intangible assets held as of December 31, 2010 in future years is presented in the below table (in thousands):

	2011	2012	2013	2014	Total
Expected future intangible asset amortization	$2,657	$706	$205	$59	$3,627

The weighted average amortization period for definite-lived intangible assets is 48 months.

In the years ended December 31, 2010, 2009, and 2008, the Company conducted its annual impairment analyses for goodwill and indefinite-lived intangible assets as of November 30, 2010, 2009, and 2008 and determined that the carrying value of its goodwill and indefinite-lived intangible assets was not impaired. In 2009 and 2008, the Company determined that it did not operate separate reporting units; therefore, the methodology used for the Company’s 2009 and 2008 annual impairment analyses were primarily based on a comparison of the balance of its stockholders’ equity to the fair value of its outstanding common stock based on the Company’s quoted stock price. In 2010, upon the acquisition of its E-Commerce business, the Company determined that it operated two reporting units, and the 2010 annual impairment analyses was based on a valuation using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit. As of December 31, 2010 and at November 30, 2010, of the consolidated goodwill balance of $57.2 million, the Company had allocated $44.8 million to its Core and $12.4 million to its E-Commerce reporting units. The goodwill allocated to the E-Commerce reporting unit is presented as an asset in the net assets from discontinued operations on the consolidated balance sheet as of December 31, 2010.

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

Revenue recognition: The Company’s revenues are generated primarily from its Web search services. The Company generates search revenue when an end user of such services clicks on a paid search link provided by a search customer and displayed on one of the Company’s owned and operated Web properties or displayed on a distribution partners’ Web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays the Company a portion of that fee.

For the Company’s transactions, the Company is the primary obligor, separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements, and assumes the credit risk for amounts invoiced to its search customers. For search services, the Company determines the paid search results, content, and information directed to its owned and operated websites and its distribution partners’ Web properties through its metasearch technology.

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

Cost of sales: The Company records the cost of sales when the related revenue is recognized. Cost of sales primarily consists of costs related to revenue sharing arrangements with the Company’s distribution partners, amortization of acquired intangible assets, certain costs associated with the operation of the Company’s data centers that serve its search business, including amortization of acquired intangible assets, depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), usage-based content fees, and bandwidth costs. Additionally, cost of sales includes costs directly identifiable to the Company’s development-stage business initiatives.

Engineering and technology expenses: Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees.

Sales and marketing expenses: Sales and marketing expenses consist primarily of marketing expenses associated with the Company’s owned and operated Web properties (which consist of traffic acquisition, including online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment the Company’s staffing. Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $18.5 million, $15.4 million, and $11.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Employee benefit plan: The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. During 2010, 2009, and 2008, the Company’s Board of Directors elected to match a portion of the 401(k) contributions made by employees of the Company. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2010, 2009, and 2008, the Company contributed $309,000, $326,000, and $327,000, respectively, for employees.

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

Other income, net: Other income, net for the years ended December 31, 2010, 2009 and 2008, consists of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Litigation settlement gain	$(18,965)	$—	$—
Foreign currency exchange gain (loss), net	(1,335)	66	661
Interest income	(331)	(3,443)	(7,344)
Gain on contingency resolution	—	—	(1,124)
Increase in fair value of earn-out contingent liability	5,000	—	—
Loss on disposal of property and equipment	1,014	642	629
Other	(630)	53	29

Other income, net	$(15,247)	$(2,682)	$(7,149)

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

Loss from discontinued operations and loss on sale of discontinued operations: On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the years ended December 31, 2010 and 2009 are presented below (in thousands):

Year ended December 31, 2010
Revenue from discontinued operations	$32,492

Loss from discontinued operations before taxes	$(5,908)
Income tax benefit	1,315

Loss from discontinued operations, net of taxes	$(4,593)

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

For the year ended December 31, 2008, the Company recorded gain (loss) from the operating results of its mobile and directory businesses. For the sale of its directory business, the Company recorded a gain on sale of $48,000, net of tax expense of $26,000 in the year ended December 31, 2008. For the sale of its mobile business, the Company recorded a loss on sale of $818,000, net of tax benefit of $780,000 in the year ended December 31, 2008. The operating results of these businesses consist of the following (in thousands):

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

	Years ended December 31,
In thousands	2010	2009	2008
Weighted average common shares outstanding, basic	35,886	34,983	34,415
Dilutive stock options and warrants	943	448	—

Weighted average common shares outstanding, diluted	36,829	35,431	34,415
Antidilutive equity awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	1,199	1,721	930
Outstanding equity awards with an exercise price more than the average price during the applicable period not included in dilutive share calculation	4,282	4,888	4,865

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

Revenue concentration: The Company derives a significant portion of its revenues from a small number of search customers. Revenues from the top two search customers of the Company represented 95% or more of total revenues in each of the years ended December 31, 2010, 2009, and 2008, respectively. These search customers each accounted for more than 10% of total revenues in the years ended December 31, 2010, 2009, and 2008. At December 31, 2010 and 2009, these two search customers each accounted for more than 10% of the accounts receivable balance.

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

Income taxes: The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. The Company evaluates the deferred tax assets for future realization and reduces them by a valuation allowance to the extent management of the Company believes that they more likely than not will not be realized. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income (which includes a consideration of expected future revenue levels, trends in the industry, and the current macroeconomic environment), the carryforward periods available for tax reporting purposes, and other relevant factors. Due to the size of the net operating loss carryforwards, their expiration beginning in 2020 and the Company’s recent level of annualized profitability, management has determined the net deferred tax assets were not more likely than not realizable and provided a valuation allowance against its deferred tax assets. At December 31, 2010 and 2009, the Company provided valuation allowances of $316.4 million and $319.1 million, respectively, against its deferred tax assets related to net operating loss carryforwards and other temporary differences. The Company will continue to evaluate the likelihood of the realization of the deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the Company may conclude that any portion of the deferred tax assets are more likely than not realizable.

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

At December 31, 2009, there were gross unrealized gains of $4,000 and gross unrealized losses of $84,000, and all investments classified as available-for-sale had maturity dates in 2010.

	December 31,
	2010	2009
Property and equipment	(in thousands)
Computer equipment and data center	$11,712	$12,310
Purchased software	3,952	4,909
Internally developed software	4,544	4,873
Office equipment	1,606	1,613
Office furniture	512	481
Leasehold improvements and other	3,133	3,134

	25,459	27,320
Accumulated depreciation	(18,516)	(15,053)

	6,943	12,267
Capital projects in progress	361	48

	$7,304	$12,315

Included in computer equipment and data center was $1.6 million of assets acquired under capital lease. Accumulated depreciation related to assets acquired under capital lease was $1.4 million at December 31, 2010.

	$000000000.00	$000000000.00
	December 31,
	2010	2009
	(in thousands)
Accrued expenses and other current liabilities
Accrued distribution partner obligations	$17,241	$22,480
Salaries and related expenses	6,425	4,049
Business acquisition contingent liability	5,423	—
Accrued liabilities related to legal settlement	5,356	—
Deferred revenue	84	314
Other	1,269	470
Customer deposits	1,619	1,623
Accrued legal and other consulting expenses	893	3,667
Accrued rent	679	929
Deferred tax liability	308	—
Capital lease obligation	221	599

	$39,518	$34,131

	$000000000.00	$000000000.00
	December 31,
	2010	2009
	(in thousands)
Long-term liabilities
Unrecognized tax benefit	$955	$1,303
Capital lease obligation	—	211

	$955	$1,514

Note 4: Fair Value Measurements

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	December 31, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$31	$—	$31	$—
Commercial paper	87,902	—	87,902	—
Taxable municipal bonds	12,096	—	12,096	—

Total cash equivalents	100,029	—	100,029	—

Available-for-sale securities
U.S. government securities	90,850	—	90,850	—
Taxable municipal bonds	7,241	—	7,241	—

Total available-for-sale securities	98,091	—	98,091	—

Total	$198,120	$—	$198,120	$—

		Fair value measurements at the reporting date using
	December 31, 2009	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$60,072	$—	$60,072	$—
U.S. government securities	10,565		10,565
Commercial paper	4,999	—	4,999	—

Total cash equivalents	75,636	—	75,636	—

Available-for-sale securities
U.S. government securities	106,493	—	106,493	—
Commercial paper	33,549	—	33,549
Taxable municipal bonds	2,604	—	2,604	—

Total available-for-sale securities	142,646	—	142,646	—

Total	$218,282	$—	$218,282	$—

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

There were no balances outstanding in financial assets measured on a recurring basis by using significant Level 3 inputs at December 31, 2010 or 2009 and there were no financial assets measured on a recurring basis by using significant Level 3 inputs during the year ended December 31, 2010. Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the years ended December 31, 2009 and 2008 are as follows (in thousands):

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

In the year ended December 31, 2009, the Company recorded an other-than-temporary impairment of its available-for-sale investments in loss on investments, net in the Company’s Statement of Operations of $5.4 million and upon the subsequent sales of those investments, the Company recorded a gain of $637,000 in loss on investments, net. In the year ended December 31, 2008, the Company recorded an other-than-temporary impairment of its available-for-sale investments in loss on investments, net in the Company’s Statement of Operations of $24.3 million, which included $776,000 of impairments previously classified as temporary.

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

Note 6: Stock-based Compensation Expense

For the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense related to stock options and RSUs of $13.9 million, $10.6 million, and $14.3 million, respectively. To estimate the compensation cost that was recognized for the years ended December 31, 2010, 2009, and 2008, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for equity awards granted:

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

The Company has included the following amounts for stock-based compensation cost, including the cost related to the ESPP, in the accompanying Statement of Operations for the years ended December 31, 2010, 2009, and 2008 (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Cost of sales	$461	$535	$1,043
Engineering and technology	1,298	1,423	3,373
Sales and marketing	2,631	2,038	3,934
General and administrative	9,528	6,572	5,954

Total	$13,918	$10,568	$14,304

Financing cash flow generated by tax benefits from stock-based award activity was $7.0 million in 2010 and no tax expense was recognized related to stock-based compensation. Excluded from the amounts recorded in the above categories of operating expense for the years ended December 31, 2010, 2009, and 2008 are the following amounts that were capitalized as part of internally developed software, amounts that were reclassified as discontinued operations, and amounts included in restructuring, resulting from options held by terminated employees (amounts in thousands):

	Years ended December 31,
	2010	2009	2008
Internally developed software	$259	$270	$637
Discontinued operations	833	—	141
Restructuring	—	—	60

Total	$1,092	$270	$838

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

Note 7: Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases run through 2013. Rent expense under operating leases totaled $1.3 million, $1.1 million, and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company’s capital lease commitments are included in the Company’s consolidated balance sheets. The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2011	2012	2013	2014 and thereafter	Total
Operating lease commitments	$1,835	$1,901	$383	$—	$4,119
Purchase commitments	1,306	1,026	493	—	2,825
Capital lease commitments, net of imputed interest and executory costs	211	—	—	—	211
Discontinued operations commitments	1,161	31	—	—	1,192

Total	$4,513	$2,958	$876	$—	$8,347

As of December 31, 2010, the Company has pledged $4.2 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in other long-term assets.

Litigation

On September 14, 2010, the Company entered into a settlement agreement with plaintiffs, defendants, and certain third parties in the shareholder derivative action filed against current and former officers and directors of the Company, as well as nominal defendant InfoSpace, by Anne D. Manos on December 17, 2008, in the Superior Court of the State of Washington in and for King County (“Court”). That settlement agreement is further described in, and attached as an exhibit to, the Current Report on Form 8-K filed on September 17, 2010. On November 23, 2010, the Court granted approval of that settlement agreement, which became final with the passing of the appeal deadline on December 23, 2010. As the result of this settlement, InfoSpace received a gross amount of $26.65 million as consideration for the dismissal of all claims in the Derivative Action. This amount was provided to InfoSpace in the form of cash, forgone contractual obligations of InfoSpace, and surrendered securities. The net final value of this settlement was $19.0 million after fulfillment of the Company’s obligation to pay certain fees and expenses for attorneys and others retained by InfoSpace, plaintiffs, and defendants. In addition, InfoSpace has agreed to undertake certain specified corporate governance reforms and to avoid, in connection with any future special stockholder dividends, certain actions that were the subject of the Derivative Action. The settlement did not involve any admission of wrongdoing or liability, and there was no adjudication of the merits of the underlying claims.

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

Note 8: Income Taxes

Income tax expense from continuing operations consists of the following for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Current
U.S. federal	$9,010	$(2,629)	$3,159
State	(316)	5	20
Foreign	12	(9)	86

Total current expense (benefit)	$8,706	$(2,633)	$3,265

Deferred
U.S. federal	$19	$2,814	$(2,667)

Total deferred expense (benefit)	19	2,814	(2,667)

Income tax expense, net	$8,725	$181	$598

The income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 2010, 2009, and 2008 as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Income tax expense (benefit) at federal statutory rate of 35%	$6,299	$2,654	$(5,557)
Foreign	12	(9)	86
State, net of federal benefit	163	3	13
Nondeductible compensation	—	11	436
Foreign exchange gain	(516)	—	—
Change in liabilities for uncertain tax positions	(566)	—	—
Increase (decrease) in beginning of year valuation allowance balance	3,235	(2,680)	5,352
Other	98	202	268

Income tax expense, net	$8,725	$181	$598

The income tax expense from continuing operations reflects an increase in the valuation allowance during the year ended December 31, 2010 of $3.2 million, while the consolidated balance sheets reflect a decrease in the valuation allowance of $2.8 million. The decrease in the valuation allowance on the consolidated balance sheets exceeded the change in the valuation allowance reflected in the income tax provision by $6.0 million. This difference is attributable to the release of the valuation allowance on the consolidated balance sheets for decreases in deferred tax assets which do not affect income tax expense. The Company released $6.7 million of the valuation allowance upon utilization of equity-based deferred tax assets used to reduce taxes payable. The Company also released $1.3 million of the valuation allowance for deferred tax assets from the settlements of compensation cost, where the compensation cost was in excess of the tax benefit. The Company recorded $531,000 of valuation allowance for the increase in the deferred tax assets arising from foreign operating losses and $420,000 of valuation allowance for the increase in the state income tax effect of the temporary differences. The Company recorded $315,000 of valuation allowance for the net increase in deferred tax assets arising from miscellaneous items. The increase in the valuation allowance recorded in income tax expense from continuing operations excludes $711,000 of the net valuation allowance pertaining to discontinued operations.

The tax effect of temporary differences and net operating loss carryforwards from continuing operations that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Current	$1,106	$831
Non-current:
Net operating loss carryforwards	284,888	293,655
Tax credit carryforwards	6,685	6,264
Depreciation and amortization	13,449	9,132
Stock-based compensation	8,542	7,966
Other, net	1,993	1,571

Total non-current tax assets	315,557	318,588

Total gross deferred tax assets	316,663	319,419

Valuation allowance	(316,355)	(319,140)

Deferred tax assets, net of valuation allowance	308	279

Deferred tax liabilities:
Current	(308)	(279)
Non-current:
Depreciation and amortization	(218)	—

Total non-current tax liabilities	(218)	—

Total gross deferred tax liabilities	(526)	(279)

Net deferred tax liabilities	$(218)	$—

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

	Valuation allowance
	2010	2009
Balance at beginning of year	$319,140	$321,661
Net changes to deferred tax assets	(2,785)	(2,521)

Balance at end of year	$316,355	$319,140

Net change during the year	$(2,785)	$(2,521)

As of December 31, 2010, the Company’s U.S. federal net operating loss carryforward for income tax purposes was $788.4 million, which relates to tax deductions for stock-based compensation. When the net operating loss carryforwards related to excess stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the consolidated balance sheets rather than the Company’s Statement of Operations.

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

Mercantila

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an online retail company. The acquisition was intended to diversify the Company’s business model and expand its operations into the online retail industry. On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A. Since the acquisition date, the Company has included in its consolidated results the financial results of its acquired Mercantila, Inc. assets, which included $32.5 million of revenue and a contribution to loss from discontinued operations of $4.6 million.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at their date of acquisition as follows (in thousands):

Installed code base technology	$12,650
License for use of developed core technology	235
Prepaid hosting services	115

Identifiable assets acquired	$13,000

Purchase price:
Cash paid	$8,000
Contingent consideration	5,000

Purchase price	$13,000
Less identifiable assets acquired	(13,000)

Excess of purchase price over net assets acquired, allocated to goodwill	$—

The installed code base technology, technology license, and prepaid hosting services have estimated useful lives of 57 months, 33 months, and five months, respectively, with the installed code base technology and the license to be amortized proportionately over its life to the estimated total revenue to be generated through the acquired technology, adjusted for revisions in the estimated total revenue expected to be generated, and the prepaid hosting services to be amortized over its life under the straight-line method. The Company expects that any amount in excess of the original $5.0 million contingent consideration will be deductible for tax purposes.

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

The following amounts are in thousands, except per share data:

	Years ended December 31,
	2010	2009
Revenue	$260,207	$239,602
Net income	$12,009	$3,488
Basic and diluted income per share	$0.33	$0.10

There were no material business combinations in the years ended December 31, 2009 or 2008.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As described in the Explanatory Note to this Amendment No. 1 to the Annual Report on Form 10-K/A and in Note 1 to our consolidated financial statements, after the issuance of the Company’s consolidated financial statements for the year ended December 31, 2010 in its Annual Report on Form 10-K, the Company identified an error related to its accounting for goodwill that required the restatement of the consolidated financial statements for the year ended December 31, 2010. As a result, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010 due to a material weakness in our internal control over financial reporting, as further described below in Management’s Report on Internal Control Over Financial Reporting. The Company has restated its consolidated financial statements for the year ended December 31, 2010 in this Amendment No. 1 to the Annual Report on Form 10-K/A to reflect the correct accounting for the acquisition.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

As described in the Explanatory Note to this Amendment No. 1 to the Annual Report on Form 10-K/A and in Note 1 to our consolidated financial statements, after the issuance of the Company’s consolidated financial statements for the year ended December 31, 2010 in its Annual Report on Form 10-K, the Company identified an error related to its accounting for goodwill in connection with its acquisition of the Make The Web Better assets. The Company determined that $12.7 million that had been allocated to goodwill should have been allocated to an identified intangible asset. As a result of this determination, the Company allocated a portion of the purchase price to that identified intangible, is amortizing that intangible asset, and has restated its consolidated financial statements for the year ended December 31, 2010.

In consideration of the restatement, and based on our evaluation under the framework in Internal Control – Integrated Framework, our management identified a deficiency in the operation of the Company’s internal controls related to the accounting and disclosure for business acquisitions that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, as defined in Public Company Oversight Board Auditing Standard No. 5, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statement would not be prevented or detected by company personnel on a timely basis. Management believes it used reasonable judgment in its application of the GAAP at the time of the acquisition of the Make The Web Better assets and that our conclusion of a material weakness is purely the result of a re-evaluation of the purchase price allocation the determination that the correction of an error in our 2010 operating results resulted in a restatement. Management believes this material weakness does not have a pervasive impact on internal controls over financial reporting and was limited to the misapplication of GAAP in the accounting for a specific acquisition.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 and its updated report is included in this Amendment No. 1.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited InfoSpace, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, as revised. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated March 11, 2011, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the misapplication of GAAP in the accounting for a specific acquisition. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated March 11, 2011 (November 14, 2011 as to the restatement discussed in Note 1 and the retrospective adjustment discussed in Note 2 to the financial statements) expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the restatement and the retrospective adjustment.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 11, 2011 (November 14, 2011 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting as revised)

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)

1.	Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 25 of this report.

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

INFOSPACE, INC.

By:	/s/ Eric M. Emans
Eric M. Emans
Chief Financial Officer
Date:	November 14, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X