Form 10-Q/A
period 2011-03-31
INFOSPACE INC
filed 2011-11-14
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2 to Form 10-Q

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

INFOSPACE, INC.

FORM 10-Q/A

Explanatory Note

InfoSpace, Inc. (the “Company,” “InfoSpace,” “our,” or “we”) is filing this Amendment No. 2 (this “Amendment No. 2”) to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2011, as originally filed with the Securities and Exchange Commission (“SEC”) on May 6, 2011 (the “Original Quarterly Report”) and as amended by Amendment No. 1 on Form 10-Q/A as filed with the SEC on August 30, 2011, for the purpose of restating its unaudited condensed consolidated financial statements for the first quarter of 2011. As we reported in our Current Report on Form 8-K filed with the Commission on November 3, 2011, we have identified an error related to our accounting for goodwill in connection with our acquisition of the Make The Web Better assets in April 2010, and as a result, we are restating our unaudited condensed consolidated financial statements to correct this error.

On April 1, 2010, we purchased assets consisting of internet properties and licenses for content and technology from Make The Web Better, a developer of online products used on social networking sites and a member of our search distribution network. We purchased these assets for $13.0 million, and allocated $12.7 million of the purchase price to goodwill. We have determined that this $12.7 million should have been allocated to an intangible asset consisting of an installed code base technology that directs Make The Web Better users to use our search services. As a result of this determination, the Company is restating all periods since the second quarter of 2010 to amortize that intangible asset. We have recorded this amortization as an expense to cost of sales. For further detail on this restatement, please see “Note 1: The Company and Basis of Presentation” of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1 of Part I of this report).

This Amendment No. 2 contains another change in presentation for discontinued operations from the previously filed Quarterly Report on Form 10-Q that is not a restatement or connected to the restatement described above, but is an appropriate change given the re-issuance of the information contained in this report. For further detail on this presentation change, please see “Note 8: Discontinued Operations” of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1 of Part 1 of this report).

We are amending and restating in their entirety all of Items 1, 2 and 4 of Part I and Item 6 of Part II in this Amendment No. 2 to reflect the restatement of the above-referenced financial statements and the other changes to presentation and classification as described herein. There have been no changes to the Original Quarterly Report other than those specifically described in this Amendment No. 2.

Amendment No. 1 to the originally filed quarterly report on Form 10Q was filed August 30, 2011 in response to communications received from staff of the SEC regarding a confidential treatment request creating Exhibit 10.2. Yahoo! Publisher Network Contract #1-23975446.

PART I—FINANCIAL INFORMATION

Item  1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(as Restated)
ASSETS
Current assets:
Cash and cash equivalents	$149,053	$155,645
Short-term investments, available-for-sale	100,713	98,091
Accounts receivable, net of allowance of $7 and $15	20,331	19,189
Other receivables	951	1,185
Prepaid expenses and other current assets	1,812	2,163
Net assets of discontinued operations	16,040	16,161

Total current assets	288,900	292,434
Property and equipment, net	7,243	7,304
Goodwill	44,815	44,815
Other intangible assets, net	2,952	3,910
Other long-term assets	4,334	4,257

Total assets	$348,244	$352,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,737	$2,699
Accrued expenses and other current liabilities	21,760	39,518
Liabilities of discontinued operations	5,125	7,777

Total current liabilities	38,622	49,994
Long-term liabilities	1,016	955

Total liabilities	39,638	50,949
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $0.0001—authorized, 1,800,000,000 shares; issued, 36,502,257 shares; and outstanding, 36,088,646 shares	4	4
Additional paid-in capital	1,327,748	1,322,265
Accumulated deficit	(1,019,173)	(1,020,496)
Accumulated other comprehensive income (loss)	27	(2)

Total stockholders’ equity	308,606	301,771

Total liabilities and stockholders’ equity	$348,244	$352,720

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Three months ended March 31,
	2011	2010
	(as Restated)
Revenues:	$51,650	$61,773
Cost of sales:	32,674	43,559

Gross profit	18,976	18,214

Expenses and other income:
Engineering and technology	1,664	1,906
Sales and marketing	6,967	6,482
General and administrative	5,160	6,755
Depreciation	662	820
Other loss (income), net	(75)	137

Total expenses and other income	14,378	16,100

Income from continuing operations before income taxes	4,598	2,114
Income tax expense	(1,702)	(570)

Income from continuing operations	2,896	1,544

Discontinued operations:
Loss from discontinued operations, net of taxes	(1,573)	—

Net income	$1,323	$1,544

Income (loss) per share – Basic
Income from continuing operations	$0.08	$0.04
Loss from discontinued operations	(0.04)	—

Basic net income per share	$0.04	$0.04

Weighted average shares outstanding used in computing basic income (loss) per share	36,339	35,466

Income (loss) per share – Diluted
Income from continuing operations	$0.08	$0.04
Loss from discontinued operations	(0.04)	—

Diluted net income per share	$0.04	$0.04

Weighted average shares outstanding used in computing diluted income (loss) per share	37,084	37,059

Other comprehensive income:
Net income	$1,323	$1,544

Foreign currency translation adjustment	—	(171)
Unrealized gain on investments, available-for-sale, included in net income	29	63

Other comprehensive income (loss)	29	(108)

Comprehensive income	$1,352	$1,436

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months ended March 31,
	2011	2010
	(as Restated)
Operating activities:
Net income	$1,323	$1,544
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,573	—
Stock-based compensation	2,033	2,280
Depreciation and amortization of intangible assets	2,409	1,763
Earn-out contingent liability adjustments	1,500	—
Gain on resolution of contingent liability	(1,500)	—
Excess tax benefits from stock-based award activity	(787)	(509)
Amortization of premium on investments, net	105	509
Other	(32)	219
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(1,117)	4,099
Other receivables	235	(263)
Prepaid expenses and other current assets	351	(27)
Other long-term assets	(245)	201
Accounts payable	8,950	(1,459)
Accrued expenses and other current and long-term liabilities	(16,326)	(3,005)

Net cash provided (used) by operating activities of continuing operations	(1,528)	5,352

Investing activities:
Purchases of property and equipment	(1,191)	(742)
Other long-term assets	168	—
Proceeds from maturities of investments	30,486	5,570
Purchases of investments	(33,186)	(61,879)

Net cash used by investing activities of continuing operations	(3,723)	(57,051)

Financing activities:
Earn-out payments for business acquisitions	(423)	—
Proceeds from stock option exercises	2,266	1,303
Proceeds from issuance of stock through employee stock purchase plan	207	169
Excess tax benefits from stock-based award activity	787	509
Tax payments from shares withheld upon vesting of restricted stock units	(299)	(973)
Repayment of capital lease obligation	(151)	(146)

Net cash provided by financing activities of continuing operations	2,387	862
Discontinued operations:
Net cash used by operating activities of discontinued operations	(3,684)	—
Net cash used by investing activities of discontinued operations	(44)	—

Net cash used by discontinued operations	(3,728)	—

Net decrease in cash and cash equivalents	(6,592)	(50,837)
Cash and cash equivalents:
Beginning of period	155,645	83,750

End of period	$149,053	$32,913

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company,” “InfoSpace,” “Our,” or “We”) develops search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide search services to distribution partners. Distribution partner versions of web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, pay the Company to distribute their content, and we refer to those providers as search customers.

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

Restatement: On April 1, 2010, the Company purchased assets consisting of internet properties and licenses for content and technology from Make The Web Better, a developer of online products used on social networking sites and a member of InfoSpace’s search distribution network. InfoSpace purchased these assets for $13.0 million, and allocated $12.7 million of the purchase price to goodwill. In October, the Company identified an error related to its accounting for goodwill in connection with its acquisition of the Make The Web Better assets. The Company determined that $12.7 million should have been allocated to an intangible asset consisting of an installed code base technology that directs Make The Web Better users to use InfoSpace’s search services. As a result of this determination, the Company has allocated the $12.7 million initially classified as goodwill to the installed code base technology classified as other intangibles, net, and is amortizing that intangible asset ratably as a proportion of the estimated revenue generated by the installed code base technology, as adjusted by changes in the estimated total revenue expected to be generated.

The Company believed that the error was material to the unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and, therefore, the Company is restating its 2011 unaudited condensed consolidated financial statements in this Amendment No. 2 on Form 10-Q/A.

Additionally, cash equivalents and available for sale securities previously classified as Level 1 financial assets have been corrected to be classified as Level 2 in “Note 2: Fair Value Measures” as of March 31, 2011.

The effects of this restatement on the unaudited condensed consolidated balance sheet as of March 31, 2011 as reported in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2011, are as follows (in thousands):

	As previously reported and adjusted for Discontinued Operations(1)	Adjustment	As restated
Goodwill	$57,465	$(12,650)	$44,815
Other intangible assets, net	$283	$2,669	$2,952
Total assets	$358,225	$(9,981)	$348,244
Accrued expenses and other current liabilities	$21,710	$50	$21,760
Total current liabilities	$38,572	$50	$38,622
Other long-term liabilities	$1,025	$(9)	$1,016
Total liabilities	$39,597	$41	$39,638
Additional paid-in capital	$1,327,935	$(187)	$1,327,748
Accumulated deficit	$(1,009,338)	$(9,835)	$(1,019,173)
Total stockholders’ equity	$318,628	$(10,022)	$308,606
Total liabilities and stockholders’ equity	$358,225	$(9,981)	$348,244

(1)	All amounts shown reflect discontinued operations for 2011.

The effects of this restatement on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2011, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands, except per share data):

	As previously reported	Adjustment	As restated
Cost of sales	$31,716	$958	$32,674
Gross profit	$19,934	$(958)	$18,976
Income from continuing operations before income taxes	$5,556	$(958)	$4,598
Income tax expense	$(1,789)	$87	$(1,702)
Income from continuing operations	$3,767	$(871)	$2,896
Loss from discontinued operations, net of taxes	$(1,632)	$59	$(1,573)
Net income	$2,135	$(812)	$1,323

Net income per share – Basic
Income from continuing operations(1)	$0.10	$(0.02)	$0.08
Net income per share	$0.06	$(0.02)	$0.04
Net income per share – Diluted
Income from continuing operations(1)	$0.10	$(0.02)	$0.08
Net income per share	$0.06	$(0.02)	$0.04

(1)	Earnings per share amounts reflecting discontinued operations presentation for 2011 were not previously reported.

The effects of this restatement on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2011 are as follows (in thousands):

	As previously reported and adjusted for Discontinued Operations(1)	Adjustment	As restated
Operating activities:
Net income	$2,135	$(812)	$1,323
Loss from discontinued operations	$1,632	$(59)	$1,573
Depreciation and amortization of intangible assets	$1,452	$957	$2,409
Excess tax benefits from stock-based award activity	$(974)	$187	$(787)
Other	$(26)	$(6)	$(32)
Other long-term assets	$(244)	$(1)	$(245)
Accrued expenses and other current and long-term liabilities	$(16,189)	$(137)	$(16,326)
Net cash used by operating activities of continuing operations	$(1,656)	$128	$(1,528)
Financing activities:
Excess tax benefits from stock-based award activity	$974	$(187)	$787
Net cash provided by financing activities of continuing operations	$2,574	$(187)	$2,387
Discontinued operations:
Net cash used by operating activities of discontinued operations	$(3,743)	$59	$(3,684)
Net cash used by discontinued operations	$(3,787)	$59	$(3,728)

(1)	All amounts shown reflect discontinued operations for 2011.

Reclassification: A reclassification has been made to prior year financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2010, the proceeds from the sales of investments is separately presented as a component of net cash provided by investing activities; it was previously presented under the caption of “Proceeds from the sales and maturities of investments.” This reclassification had no effect on previously reported net cash provided by investing activities in the Unaudited Condensed Statement of Cash Flows.

The accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed under the rules and regulations of the U.S. Securities and Exchange Commission. Investors should read these interim Unaudited Condensed Consolidated Financial Statements and related notes in conjunction with the audited financial statements and related notes included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (amounts in thousands):

		Fair value measurements at the reporting date using
	March 31, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market	$70	$—	$70	$—
Commercial paper	129,796	—	129,796	—

Total	129,866	—	129,866	—

Available-for-sale securities
U.S. government securities	93,558	—	93,558	—
Taxable municipal bonds	7,155	—	7,155	—

Total	100,713	—	100,713	—

Total	$230,579	$—	$230,579	$—

		Fair value measurements at the reporting date using
	December 31, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$31	$—	$31	$—
Commercial paper	87,902	—	87,902	—
Taxable municipal bonds	12,096	—	12,096	—

Total	100,029	—	100,029	—

Available-for-sale securities
U.S. government securities	90,850	—	90,850	—
Taxable municipal bonds	7,241	—	7,241	—

Total	98,091	—	98,091	—

Total	$198,120	$—	$198,120	$—

Maturity information was as follows for investments classified as available-for-sale at March 31, 2011 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$100,686	$36	$(9)	$100,713
Greater than one year	—	—	—	—

Total	$100,686	$36	$(9)	$100,713

Maturity information was as follows for investments classified as available-for-sale at December 31, 2010 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$98,091	$13	$(13)	$98,091
Greater than one year	—	—	—	—

Total	$98,091	$13	$(13)	$98,091

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

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”) and stock options granted under the Company's equity award plans including the Company’s employee stock purchase plan, in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three months ended March 31,
	2011	2010
Services cost of sales	$144	$108
Engineering and technology	255	211
Sales and marketing	429	479
General and administrative	1,205	1,482
Discontinued operations	377	—

Total	$2,410	$2,280

Excluded and capitalized as part of internal-use software	$97	$48

The total intrinsic value and net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the employee stock purchase plan (“ESPP”) during the three months ended March 31, 2011 and 2010 is presented below (amounts in thousands):

	Three months ended March 31,
	2011		2010
	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued
RSUs vested	$882	67	$2,120	117
Options exercised	429	317	198	135
Shares purchased pursuant to ESPP	41	30	75	26

Total	$1,352	414	$2,393	278

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

	Three months ended March 31,
	2011	2010
Weighted average common shares outstanding, basic	36,339	35,466
Dilutive stock options and RSUs	745	1,593

Weighted average common shares outstanding, diluted	37,084	37,059
Antidilutive equity awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	423	90
Outstanding equity awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	3,207	2,322

5.	Commitments and Contingencies

The Company’s contractual commitments associated with its purchase commitments and capital and operating lease obligations did not change materially from the commitments and obligations disclosed in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The Company provides income taxes for the various jurisdictions in which it operates. The income tax expense or benefit reflects the income tax effects of financial reporting income, permanent differences between financial reporting income and taxable income and the effects for the change in the valuation allowance applied to its deferred tax assets. At the end of each quarterly reporting period, the Company estimates the income, permanent differences, changes in the deferred tax assets and the related change to its valuation allowance, and the effective income tax rate that it expects for the full year.

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

As discussed in Note 8 to the Consolidated Financial Statements in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, the Company has a valuation allowance against substantially the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

The Company recorded income tax expense of $1.7 million and $570,000 in the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011, income tax expense did not significantly differ from the taxes at the statutory rates. In the three months ended March 31, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and relieving a valuation allowance against deferred tax assets reversing during the period.

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

Mercantila. On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an e-commerce company, at a cost of $7.8 million in cash, plus $8.2 million in liabilities assumed. On June 22, 2011 the Company sold these Mercantila assets to Zoo Stores, Inc. (see Note 8 below for further detail).

Make The Web Better. On April 1, 2010, the Company purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with an additional contingent payment depending on financial performance. At the time of the acquisition, that contingent payment was estimated at $5.0 million. The financial performance of the operation of the Make the Web Better assets has been greater than was expected when the assets were acquired due to a slower than expected decline in revenue. As a consequence, the Company's estimate of the fair value of the related contingent consideration increased to $11.5 million as of March 31, 2011 and it recorded a charge of $1.5 million to other loss (income), net in the three months ended March 31, 2011.

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

On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the unaudited Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the three months March 31, 2011 are presented below (in thousands):

Three months ended March 31,
2011
Revenue from discontinued operations	$9,979

Loss from discontinued operations before taxes	$(2,292)
Income tax benefit	719

Loss from discontinued operations, net of taxes	$(1,573)

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Assets and liabilities from discontinued operations at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable	$306	$365
Other receivables	921	1,101
Prepaid expenses and other current assets	1,143	1,015
Property and equipment, net	278	166
Goodwill	12,413	12,413
Other intangible assets	979	1,101

Assets of discontinued operations	$16,040	$16,161

Accounts payable	$2,562	$4,540
Accrued expenses and other current liabilities	2,563	3,237

Liabilities of discontinued operations	$5,125	$7,777

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 2 to Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations, businesses, or assets; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, prospects, and other characterizations of future events or circumstances, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ending on December 31, 2010 (as originally filed on March 11, 2011), in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and elsewhere in this report. You should not rely on forward-looking statements included herein, which speak only as of the date of this Amendment No. 2 to Quarterly Report on Form 10-Q/A or the date specified herein. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Amendment No. 2 to Quarterly Report on Form 10-Q/A or to reflect the occurrence of unanticipated events.

Restatement

In the second quarter of 2010, we acquired certain assets from Make The Web Better. In October 2011, we determined that we made an error in accounting for those acquired assets and that this error was material to the unaudited condensed consolidated financial statements for the three months ended March 31, 2011 as a result of this determination, we are restating those consolidated financial statements in this Amendment No. 2 to Quarterly Report on Form 10-Q/A. The amounts presented below for 2011 are restated to reflect the correction of that error. For additional information on the restatement, see “Note 1: The Company and Basis of Presentation” of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1 of Part I of this report).

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

We generate revenue when an end user of our services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated web properties or displayed on a distribution partner’s web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our search customers for such clicks. Revenues from Google and Yahoo! jointly account for over 95% of our total revenues for the three months ended March 31 in both 2011 and 2010.

Search revenues decreased to $51.5 million for the three months ended March 31, 2011 from $59.9 million for the three months ended March 31, 2010. This decrease was driven primarily by due to a decline of $6.7 million from the Make The Web Better properties and the discontinuation of the syndication of our search results to certain distribution partners who we deemed to be delivering low quality clicks. We acquired Make The Web Better's search revenue generating assets on April 1, 2010, which generated $9.4 million as a distribution partner in the three months ended March 31, 2010, which was the primary driver of the decline in revenue from our distribution partners from $48.5 million in the three months ended March 31, 2010 to $37.5 million in the three months ended March 31, 2011. Additionally, revenue from new distribution partners (launched during the current year) decreased by $1.0 million for the three months ended March 31, 2011 as compared to the same period in 2010.

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

On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites. This purchase contributed $2.7 million (or 19%) to our search revenue generated through our owned and operated properties for the three months ended March 31, 2011, and, since Make The Web Better had been a distribution partner, there was a corresponding decrease of $9.4 million in distribution revenue from the three months ended March 31, 2010. As we anticipated, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them, and we expect that the revenue generated will be $8 million in 2011, and decline by approximately 20% to 25% in each quarter when compared to the prior quarterly period, as the end-user base of those assets continues to decrease.

On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. after our management determined that the long-term prospects for the financial performance of Mercantila were not meeting InfoSpace's expectations and that retaining the Mercantila business did not fit within InfoSpace's strategy. The results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Amendment No. 2 to Quarterly Report on Form 10-Q/A.

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

	Three months ended March 31,
	2011		2010
Revenues	$51,650		$61,773
		% of revenues		% of revenues
Gross profit	$18,976	36.7%	$18,214	29.5%
Income from continuing operations	$2,896	5.6%	$1,544	2.5%
Net income	$1,323	2.6%	$1,544	2.5%
Adjusted EBITDA(1)	$8,965	17.4%	$6,294	10.2%

Search Revenue:
Revenue from distribution partners	$37,521	73%	$48,479	78%
Revenue from existing distribution partners (launched prior to the then-current year), excluding Make The Web Better	$37,213	72%	$37,708	61%
Revenue from new distribution partners (launched during the then-current year)	$308	1%	$1,329	2%
Revenue from Make The Web Better – distribution partner	—	—	$9,442	15%
Revenue from owned and operated properties	$14,028	27%	$11,443	19%
Revenue from online direct marketing initiatives on owned and operated web properties	$5,895	11%	$4,767	8%
Revenue from Make The Web Better – owned and operated	$2,729	5%	—	—
Revenue from metasearch properties	$5,404	11%	$6,676	11%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Search services revenue excludes services revenue from early-stage business initiatives, which is de minimis for the three months ended March 31, 2011. The decrease in our search revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a decrease in revenue generated by the Make The Web Better assets, which were owned by a distribution partner for the three months ended March 31, 2010 and owned by us for the three months ended March 31, 2011. In addition, excluding the effect of the Make The Web Better assets and our direct marketing initiatives on owned and operated web properties, we experienced a decrease in revenue coming from our distribution partners and from our owned and operated properties, which was partially offset by an increase in revenue generated by our direct marketing initiatives on owned and operated web properties for the three months ended March 31, 2011. We generated 41% and 47% of our search revenue through our top five distribution partners for the three months ended March 31, 2011 and 2010, respectively. The web properties of our top five distribution partners for the three months ended March 31, 2011 generated 31% of our search revenue for the three months ended March 31, 2010.

The increase in gross profit as a percent of revenue, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to our acquisition of the Make The Web Better assets described above.

The increase in our sales and marketing expense, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to an increase in expense associated with direct marketing initiatives of $744,000, which was partially offset by the decrease of marketing associated with the Haggle business, which ceased operations in the fourth quarter of 2010.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues. Revenues for the three months ended March 31, 2011 and 2010 are presented below (amounts in thousands):

	Three months ended March 31,		Change from
	2011	2010	2010
Revenues	$51,650	$61,773	$(10,123)

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

The increase of $2.6 million in revenue generated by our owned and operated properties for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the operation of the acquired Make The Web Better assets, which generated $2.7 million of revenue as an owned and operated web property in the three months ended March 31, 2011, and revenue growth of $1.1 million from our online direct marketing initiatives. Partially offsetting such increases is an overall decline in revenue generated through our owned and operated metasearch engine sites, excluding the revenue from the Make The Web Better purchased assets, and a decline in revenue of $1.7 million for our Haggle business, which ceased operations in the fourth quarter of 2010. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites, which is partially offset by higher fees earned from our search customers for these paid clicks.

For the three months ended March 31, 2011, 73% of our search revenue was generated through our search distribution partners’ web properties, compared to 78% of our search revenue generated through our search distribution partners’ web properties in the three months ended March 31, 2010. During the first half of 2010, we discontinued the syndication of our search results to certain distribution partners who we deemed to be delivering low quality clicks. Those discontinuations had a material negative impact on our revenues for the first half of 2010. We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent a significant proportion of our search services revenues for the foreseeable future.

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

	Three months ended March 31,		Change from 2010
	2011	2010
Distribution and content	$29,183	$39,299	$(10,116)
Amortization of acquired intangible assets	958	48	910
Data center operations	1,742	1,492	250
Depreciation	789	895	(106)
Other	2	1,825	(1,823)

Total cost of sales	32,674	43,559	(10,885)

Percentage of revenues	63.3%	70.5%

The dollar decrease in cost of sales for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily due to the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better and the decline in other cost of sales primarily related to our Haggle.com competetive shopping site, which ceased operations in the fourth quarter of 2010, partially offset by the amortization of intangible assets acquired from Make The Web Better.

We anticipate that revenue sharing expenses paid to our distribution partners will increase in dollars if revenues increase through growth in existing arrangements with our distribution partners or we add new distribution partners. If search revenue generated through our distribution partners' web properties increases at a greater rate than revenue generated through our owned and operated web properties, revenue sharing expenses with our distribution partners as a percentage of revenue will increase. As a result of our acquisition of assets from Make The Web Better in April 2010, we experienced a decrease in cost of sales as a percentage of revenues, and a corresponding increase in our gross profit percentage on our search revenue. That effect has been declining as expected as the revenue has declined from the Make The Web Better assets. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be a significant portion of our search revenue.

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

	Three months ended March 31,		Change from 2010
	2011	2010
Engineering and technology expenses	$1,664	$1,906	$(242)
Percentage of revenues	3.2%	3.1%

Engineering and technology expenses had no material variances for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our owned and operated web properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2011 and 2010 are presented below:

	Three months ended March 31,		Change from 2010
	2011	2010
Sales and marketing expenses	$6,967	$6,482	$485
Percentage of revenues	13.5%	10.5%

The dollar increase for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to an increase of $744,000 in advertising costs for our marketing initiatives associated with traffic acquisition.

We expect to continue to invest in direct marketing initiative to drive traffic to an owned and operated web property.

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

	Three months ended March 31,		Change from 2010
	2011	2010
General and administrative expenses	$5,160	$6,755	$(1,595)
Percentage of revenues	10.0%	10.9%

The dollar decrease for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to a decrease of $1.1 million in legal fees.

Depreciation. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements. Depreciation had no material variances for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Other loss (income), net. Other loss (income), net for the three months ended March 31, 2011 and 2010 are presented below (amounts in thousands):

	Three months ended March 31,		Change from 2010
	2011	2010
Interest income	$(91)	$(57)	$(34)
Gain on contingency resolution	(1,500)	—	(1,500)
Increase in fair value of earn-out contingent liability	1,500	—	1,500
Loss on disposal of fixed assets	—	224	(224)
Other	16	(30)	46

Other loss (income), net	$(75)	$137	$(212)

In the three months ended March 31, 2011, we recorded in other loss (income), net, $1.5 million of expense to adjust the estimated earn-out payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability.

Income Tax Expense. We recorded income tax expense of $1.7 million and $570,000 in the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011, income tax expense did not significantly differ from the taxes at the statutory rates. In the three months ended March 31, 2010, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the reversal of a valuation allowance against deferred tax assets reversing during the period.

Loss from Discontinued Operations and Loss on Sale of Discontinued operations.

On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes for the three months ended March 31, 2011 is presented below (in thousands):

Three months ended March 31,
2011
Revenue from discontinued operations	$9,979

Loss from discontinued operations before taxes	$(2,292)
Income tax benefit	719

Loss from discontinued operations, net of taxes	$(1,573)

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

	Three months ended March 31,
	2011	2010
Net income	$1,323	$1,544
Discontinued operations	1,573	—
Depreciation and amortization of intangible assets	2,409	1,763
Stock-based compensation	2,033	2,280
Other (income) loss, net	(75)	137
Income tax expense	1,702	570

Adjusted EBITDA	$8,965	$6,294

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

	Three months ended March 31,
	2011	2010
Net income	$1,323	$1,544
Discontinued operations	1,573	—

Income from continuing operations	2,896	1,544
Non-cash income tax expense from continuing operations	1,589	509

Non-GAAP net income	$4,485	$2,053

Income from continuing operations - diluted	$0.08	$0.04
Non-cash income taxes per share - diluted	0.04	0.02

Non-GAAP income per share - diluted	$0.12	$0.06

A reconciliation of our non-GAAP net income (loss) to net income (loss), for the year ended December 31, 2010 and each of the three months ended June 30, September 30, and December 31, 2010 are presented (amounts in thousands):

	Three months ended			Year ended
	June 30 2010(1)	September 30 2010(1)	December 31 2010(1)	December 31 2010

Net income (loss)	$(2,366)	$(3,548)	$9,050	$4,680
Discontinued operations	912	2,029	1,652	4,593

Income (loss) from continuing operations	(1,454)	(1,519)	10,702	9,273
Non-cash income tax expense from continuing operations	(509)	—	8,530	8,530

Non-GAAP net income (loss)	$(1,963)	$(1,519)	$19,232	$17,803

Income (loss) from continuing operations per share - diluted	$(0.04)	$(0.04)	$0.29	$0.25
Non-cash (loss) income per share - diluted	(0.01)	—	0.23	0.23

Non-GAAP net income (loss) per share - diluted	$(0.05)	$(0.04)	$0.52	$0.48

(1)	Reflects the effects of the restatement described in “Note 1: The Company and Basis of Presentation”

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

Contractual Obligations and Commitments

Our obligations under capital and operating lease agreements and other purchase commitments have not changed materially from those commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II, Item 7, of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Cash Flows

Our net cash flows were comprised of the following for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net cash provided (used) by operating activities	$(1,528)	$5,352
Net cash used by investing activities	(3,723)	(57,051)
Net cash provided by financing activities	2,387	862
Net cash used by discontinued operations	(3,728)	—

Net decrease in cash and cash equivalents	$(6,592)	$(50,837)

Net cash provided (used) by operating activities. Net cash provided (used) by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash used by operating activities was $1.5 million for the three months ended March 31, 2011, consisting of our net income of $1.3 million, non-cash charges of $7.5 million (primarily consisting of depreciation and amortization of intangible assets, stock-based compensation expense, a loss on discontinued operations, and earn-out contingent liability adjustments), and changes in our operating assets and liabilities of $9.5 million (primarily consisting of increases in accounts payable and decreases in other receivables and prepaid expenses and other current assets). These increases were offset by cash used by changes in our operating assets and liabilities of $17.7 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in accounts receivable) and a gain on the resolution of a contingency of $1.5 million and the presentation of the tax benefit from stock-based award activity in financing activities of $787,000.

Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2010, consisting of our net income of $1.5 million, non-cash charges of $4.8 million (primarily consisting of stock-based compensation expense, depreciation and amortization of intangible assets, amortization of premium on investments, and other), and changes in our operating assets and liabilities of $4.3 million (primarily consisting of decreases in accounts receivable and other long-term assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $4.8 million (consisting primarily of decreases in accounts payable, accrued expenses and other current and long-term liabilities, and other receivables) and presentation of the tax benefit from stock-based award activity in financing activities of $509,000.

Net cash used by investing activities. Net cash used by investing activities primarily consists of transactions related to our marketable investments and purchases of property and equipment.

Net cash used by investing activities was $3.7 million for the three months ended March 31, 2011, primarily consisting of purchases of $33.2 million of marketable investments and purchases of property and equipment of $1.2 million. Partially offsetting cash used by investing activities were proceeds of $30.5 million from the maturities of our marketable investments.

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

Net cash provided by financing activities totaled $2.4 million for the three months ended March 31, 2011 and primarily consisted of cash proceeds of $2.5 million from the exercise of options and our employee stock purchase plan and tax benefits of $787,000 generated by stock-based award activity. Partially offsetting cash provided by financing activities was $423,000 in earn-out payments from business acquisitions.

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

Net cash used by operating activities attributable to discontinued operations totaled $3.7 million for the three months ended March 31, 2011 and consisted of cash used by discontinued operations. Net cash used by the investing activities attributable to discontinued operations totaled $44,000 for the three months ended March 31, 2011.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2011 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As described in the Explanatory Note to this Amendment No. 2 on Form 10-Q/A and in Note 1 to our condensed consolidated financial statements, after the issuance of the Company’s consolidated financial statements for the three months ended March 31, 2011 in its Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission SEC on May 6, 2011, the Company identified an error related to its accounting for goodwill in connection with its acquisition of the Make The Web Better assets in April 2010 that required the restatement of the consolidated financial statements for the three months ended March 31, 2011. As a result, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011 due to a material weakness in our internal control over financial reporting, as further described in "Management’s Report on Internal Control Over Financial Reporting" in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A, filed on November 14, 2011. The Company has restated its consolidated financial statements for the quarter ended March 31, 2011 in this Amendment No. 2 on Form 10-Q/A to reflect the correct accounting for the acquisition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

PART II—OTHER INFORMATION

Item 6.—Exhibits

Exhibits filed or furnished herewith are listed in the accompanying Index to Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X