Form 10-Q/A
period 2011-06-30
INFOSPACE INC
filed 2011-11-14
CIK 1068875

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, Par Value $0.0001	38,149,690

INFOSPACE, INC.

FORM 10-Q/A

Explanatory Note		3

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 (as Restated) and December 31, 2010	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2011 (as Restated) and 2010 (as Restated)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 (as Restated) and 2010 (as Restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION

Item 6.	Exhibits	29

Signature		30

Explanatory Note

InfoSpace, Inc. (the “Company,” “InfoSpace,” “our,” or “we”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended June 30, 2011, as originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2011 (the “Original Quarterly Report”) for the purpose of restating its unaudited condensed consolidated financial statements for the second quarters of 2011 and 2010. As we reported in our Current Report on Form 8-K filed with the SEC on November 3, 2011, we have identified an error related to our accounting for goodwill in connection with our acquisition of the Make The Web Better assets in April 2010. As a result, we are restating our unaudited condensed consolidated financial statements to correct this error.

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

This Amendment No. 1 also contains a change in presentation for discontinued operations from the original Quarterly Report that is not a restatement or connected to the restatement described above, but is an appropriate change given the re-issuance of the information contained in this report. For further detail on this presentation change, please see “Note 8: Discontinued Operations” of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1 of Part I of this report).

We are amending and restating in their entirety all of Items 1, 2, and 4 of Part I and Item 6 of Part II in this Amendment No. 1 to reflect the restatement of the above-referenced financial statements and the other changes to presentation and classification as described herein. There have been no changes to the Original Quarterly Report other than those specifically described in this Amendment No. 1.

PART I—FINANCIAL INFORMATION

Item  1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(as Restated)
ASSETS
Current assets:
Cash and cash equivalents	$70,698	$155,645
Short-term investments, available-for-sale	192,704	98,091
Accounts receivable, net of allowance of $10 and $15	19,758	19,189
Other receivables	4,528	1,185
Prepaid expenses and other current assets	1,577	2,163
Net assets of discontinued operations	—	16,161

Total current assets	289,265	292,434
Property and equipment, net	6,814	7,304
Goodwill	44,815	44,815
Other intangible assets, net	2,180	3,910
Other long-term assets	4,264	4,257

Total assets	$347,338	$352,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,503	$2,699
Accrued expenses and other current liabilities	20,896	39,518
Liabilities of discontinued operations	—	7,777

Total current liabilities	33,399	49,994
Other long-term liabilities	757	955

Total liabilities	34,156	50,949

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $0.0001 — authorized, 1,800,000,000 shares; issued and outstanding 37,963,589 and 36,088,646 shares	4	4
Additional paid-in capital	1,337,020	1,322,265
Accumulated deficit	(1,023,851)	(1,020,496)
Accumulated other comprehensive income (loss)	9	(2)

Total stockholders’ equity	313,182	301,771

Total liabilities and stockholders’ equity	$347,338	$352,720

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(as Restated)	(as Restated)	(as Restated)	(as Restated)
Revenues:	$54,292	$52,363	$105,942	$114,136
Cost of sales:	36,579	33,414	69,253	76,973

Gross profit	17,713	18,949	36,689	37,163
Expenses and other income:
Engineering and technology	1,784	2,540	3,448	4,446
Sales and marketing	4,902	7,314	11,869	13,796
General and administrative	4,970	6,751	10,130	13,506
Depreciation	552	814	1,214	1,634
Other loss (income), net	(107)	3,522	(182)	3,659

Total expenses and other income	12,101	20,941	26,479	37,041

Income (loss) from continuing operations before income taxes	5,612	(1,992)	10,210	122
Income tax benefit (expense)	(1,936)	538	(3,638)	(32)

Income (loss) from continuing operations	3,676	(1,454)	6,572	90
Discontinued operations:
Loss from discontinued operations, net of taxes	(680)	(912)	(2,253)	(912)
Loss on sale of discontinued operations, net of taxes	(7,674)	—	(7,674)	—

Net loss	$(4,678)	$(2,366)	$(3,355)	$(822)

Loss per share – Basic
Income (loss) from continuing operations	$0.10	$(0.04)	$0.18	$—
Loss from discontinued operations	(0.02)	(0.03)	(0.06)	(0.02)
Loss on sale of discontinued operations	(0.20)	—	(0.21)	—

Basic net loss per share	$(0.12)	$(0.07)	$(0.09)	$(0.02)

Weighted average shares outstanding used in computing basic income (loss) per share	37,422	35,751	36,883	35,609
Loss per share – Diluted
Income (loss) from continuing operations	$0.10	$(0.04)	$0.18	$—
Loss from discontinued operations	(0.02)	(0.03)	(0.06)	(0.02)
Loss on sale of discontinued operations	(0.20)	—	(0.21)	—

Diluted net loss per share	$(0.12)	$(0.07)	$(0.09)	$(0.02)

Weighted average shares outstanding used in computing diluted income (loss) per share	38,128	35,751	37,609	37,207
Other comprehensive loss:
Net loss	$(4,678)	$(2,366)	$(3,355)	$(822)

Foreign currency translation adjustment	—	(17)	—	(188)
Unrealized gain (loss) on investments, available-for-sale, included in net income loss	(18)	77	11	140

Other comprehensive income (loss)	(18)	60	11	(48)

Comprehensive loss	$(4,696)	$(2,306)	$(3,344)	$(870)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended June 30,
	2011	2010
	(as Restated)	(as Restated)
Operating activities:
Net loss	$(3,355)	$(822)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Loss from sale of discontinued operations	7,674	—
Loss from discontinued operations	2,253	912
Stock-based compensation	3,371	6,070
Depreciation and amortization of intangible assets	4,557	7,749
Earn-out contingent liability adjustments	1,500	—
Gain on resolution of contingent liability	(1,500)	—
Amortization of premium on investments, net	240	942
Loss on disposals of assets	5	544
Other	(19)	(7)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	107	8,831
Notes and other receivables	(3,343)	(279)
Prepaid expenses and other current assets	586	431
Other long-term assets	(295)	286
Accounts payable	9,825	(2,784)
Accrued expenses and other current and long-term liabilities	(13,100)	(3,881)

Net cash provided by operating activities of continuing operations	8,506	17,992
Investing activities:
Business acquisitions, net of cash acquired	—	(8,000)
Purchases of property and equipment	(2,209)	(977)
Other long-term assets	288	—
Proceeds from the sales of assets	—	306
Proceeds from maturities of investments	44,767	115,460
Purchases of investments	(139,611)	(141,841)

Net cash used by investing activities of continuing operations	(96,765)	(35,052)
Financing activities:
Proceeds from stock option exercises and issuance of stock through employee stock purchase plan	11,869	1,840
Tax payments from shares withheld upon vesting of restricted stock units	(1,119)	(2,383)
Earn-out payments for business acquisitions	(423)	—
Repayment of capital lease obligation	(221)	(291)

Net cash provided (used) by financing activities of continuing operations	10,106	(834)

Discontinued operations:
Net cash used by operating activities of discontinued operations	(6,156)	(2,759)
Net cash used by investing activities of discontinued operations	(638)	(7,966)

Net cash used by discontinued operations	(6,794)	(10,725)

Net decrease in cash and cash equivalents	(84,947)	(28,619)
Cash and cash equivalents:
Beginning of period	155,645	83,750

End of period	$70,698	$55,131

Non-cash items:
Supplemental disclosure of non-cash investing activities:
Liabilities assumed in purchase transaction	—	$(8,231)
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	—	$(5,000)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace”) provides search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide search services to distribution partners. Distribution partner versions of web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, provide InfoSpace with advertisements in addition to search content, and share the revenue earned from those advertisements, and the Company refers to those providers as search customers.

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an online retail company, and on June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. Prior to the Company’s disposition of its Mercantila business, the Company had two reporting segments, Core and E-commerce. As a result of the disposition of the Mercantila e-commerce business, the Company now has one reporting segment, and the operating results of the e-commerce business have been presented as discontinued operations in the accompanying unaudited Condensed Consolidated Financial Statements for all periods presented.

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

Restatement: On April 1, 2010, the Company purchased assets consisting of internet properties and licenses for content and technology from Make The Web Better, a developer of online products used on social networking sites and a member of InfoSpace’s search distribution network. InfoSpace purchased these assets for $13.0 million, and allocated $12.7 million of the purchase price to goodwill. In October 2011, the Company identified an error related to its accounting for goodwill in connection with its acquisition of the Make the Web Better assets. The Company determined that $12.7 million should have been allocated to an intangible asset consisting of an installed code base technology that directs Make The Web Better users to use InfoSpace’s search services. As a result of this determination, the Company has allocated the $12.7 million initially classified as goodwill to the installed code base technology classified as other intagibles, net, and is amortizing that intangible asset ratably as a proportion of the estimated revenue generated by the installed code base technology, as adjusted by changes in the estimated total revenue expected to be generated.

The Company believed that the error was material to the unaudited condensed consolidated financial statements three and six months ended June 30, 2011 and 2010 and, therefore, is restating in this Amendment No. 1 to its Quarterly Report on Form 10-Q/A.

Additionally, cash equivalents and available for sale securities previously classified as Level 1 financial assets have been corrected to be classified as Level 2 in “Note 2: Fair Value Measures” as of June 30, 2011.

The effects of this restatement on the unaudited condensed consolidated balance sheet as of June 30, 2011, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands):

	As previously reported	Adjustment	As restated
Other receivables, net	$4,262	$266	$4,528
Total current assets	$288,999	$266	$289,265
Goodwill	$57,465	$(12,650)	$44,815
Other intangible assets, net	$282	$1,898	$2,180
Total assets	$357,824	$(10,486)	$347,338
Accrued expenses and other current liabilities	$20,779	$117	$20,896
Accumulated deficit	$(1,013,248)	$(10,603)	$(1,023,851)
Total stockholders’ equity	$323,785	$(10,603)	$313,182
Total liabilities and stockholders’ equity	$357,824	$(10,486)	$347,338

The effects of this restatement on the unaudited condensed consolidated statement of operations for the three months ended June 30, 2011, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands, except per share data):

	As previously reported	Adjustment	As restated
Cost of sales	$35,807	$772	$36,579
Gross profit	$18,485	$(772)	$17,713
Income from continuing operations before income taxes	$6,384	$(772)	$5,612
Income tax expense	$(1,999)	$63	$(1,936)
Income (loss) from continuing operations	$4,385	$(709)	$3,676
Loss from discontinued operations, net of taxes	$(621)	$(59)	$(680)
Net loss	$(3,910)	$(768)	$(4,678)
Net income (loss) per share – Basic
Income from continuing operations	$0.12	$(0.02)	$0.10
Net loss per share	$(0.10)	$(0.02)	$(0.12)
Net income per share –Diluted
Income from continuing operations	$0.12	$(0.02)	$0.10
Net loss per share	$(0.10)	$(0.02)	$(0.12)

The effects of this restatement on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2011, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands, except per share data):

	As previously reported	Adjustment	As restated
Cost of sales	$67,523	$1,730	$69,253
Gross profit	$38,419	$(1,730)	$36,689
Income (loss) from continuing operations before income taxes	$11,940	$(1,730)	$10,210
Income tax expense	$(3,788)	$150	$(3,638)
Income from continuing operations	$8,152	$(1,580)	$6,572
Net loss	$(1,775)	$(1,580)	$(3,355)
Net income per share – Basic
Income (loss) from continuing operations	$0.22	$(0.04)	$0.18
Net income (loss) per share	$(0.05)	$(0.04)	$(0.09)
Net income per share – Diluted
Income (loss) from continuing operations	$0.22	$(0.04)	$0.18
Net income (loss) per share	$(0.05)	$(0.04)	$(0.09)

The effects of this restatement on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2010, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands, except per share data):

	As previously reported	Adjustment	As restated
Cost of sales	$29,142	$4,272	$33,414
Gross profit	$23,221	$(4,272)	$18,949
Income (loss) from continuing operations before income taxes	$2,280	$(4,272)	$(1,992)
Income tax benefit (expense)	$(850)	$1,388	$538
Income (loss) from continuing operations	$1,430	$(2,884)	$(1,454)
Loss from discontinued operations, net of taxes	$(760)	$(152)	$(912)
Net loss	$670	$(3,036)	$(2,366)
Net income per share – Basic
Income (loss) from continuing operations	$0.04	$(0.08)	$(0.04)
Loss from discontinued operations	$(0.02)	$(0.01)	$(0.03)
Net income (loss) per share	$0.02	$(0.09)	$(0.07)
Net income per share – Diluted
Income (loss) from continuing operations	$0.04	$(0.08)	$(0.04)
Loss from discontinued operations	$(0.02)	$(0.01)	$(0.03)
Net income (loss) per share	$0.02	$(0.09)	$(0.07)

The effects of this restatement on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2010, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands, except per share data):

	As previously reported	Adjustment	As restated
Cost of sales	$72,701	$4,272	$76,973
Gross profit	$41,435	$(4,272)	$37,163
Income from continuing operations before income taxes	$4,394	$(4,272)	$122
Income tax expense	$(1,420)	$1,388	$(32)
Income from continuing operations	$2,974	$(2,884)	$90
Loss from discontinued operations, net of taxes	$(760)	$(152)	$(912)
Net income (loss)	$2,214	$(3,036)	$(822)
Net income per share – Basic
Income from continuing operations	$0.08	$(0.08)	$—
Loss from discontinued operations	$(0.02)	$—	$(0.02)
Net income (loss) per share	$0.06	$(0.08)	$(0.02)
Net income (loss) per share – Diluted
Income from continuing operations	$0.08	$(0.08)	$—
Loss from discontinued operations	$(0.02)	$—	$(0.02)
Net income (loss) per share	$0.06	$(0.08)	$(0.02)

The effects of this restatement on the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2011, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands):

	As previously reported	Adjustment	As restated
Operating activities:
Net income (loss)	$(1,775)	$(1,580)	$(3,355)
Depreciation and amortization of intangible assets	$2,827	$1,730	$4,557
Deferred income taxes (combined in “Other”)	$(198)	$198	$—
Other	$(20)	$1	$(19)
Other receivables	$(3,077)	$(266)	$(3,343)
Other long-term assets	$(294)	$(1)	$(295)
Accrued expenses and other current and long-term liabilities	$(13,018)	$(82)	$(13,100)

The effects of this restatement on the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2010, as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, are as follows (in thousands):

	As previously reported	Adjustment	As restated
Operating activities:
Net income (loss)	$2,214	$(3,036)	$(822)
Loss from discontinued operations	$760	$152	$912
Depreciation and amortization of intangible assets	$3,477	$4,272	$7,749
Excess tax benefits from stock-based award activity	$(1,097)	$1,097	$—
Other receivables	$60	$(339)	$(279)
Other long-term assets	$285	$1	$286
Accrued expenses and other current and long-term liabilities	$(2,984)	$(897)	$(3,881)
Net cash provided by operating activities of continuing operations	$16,742	$1,250	$17,992
Financing activities:
Excess tax benefits from stock-based award activity	$1,097	$(1,097)	$—
Net cash provided (used) by financing activities of continuing operations	$263	$(1,097)	$(834)
Discontinued operations:
Net cash used by operating activities of discontinued operations	$(2,606)	$(153)	$(2,759)
Net cash used by discontinued operations	$(10,572)	$(153)	$(10,725)

Reclassification: A reclassification has been made to prior year financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2010, the proceeds from the sales of investments is separately presented as a component of net cash provided by investing activities; it was previously presented under the caption of “Proceeds from the sales and maturities of investments.” This reclassification had no effect on previously reported net cash provided by investing activities in the Unaudited Condensed Statement of Cash Flows.

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

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (amounts in thousands):

		Fair value measurements at the reporting date using
	June 30, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market	$72	$—	$72	$—
Commercial paper	51,967	—	51,967	—

Total	52,039	—	52,039	—

Available-for-sale securities
U.S. government securities	139,065	—	139,065	—
Commercial paper	46,573	—	46,573	—
Taxable municipal bonds	7,066	—	7,066	—

Total	192,704	—	192,704	—

Total	$244,743	$—	$244,743	$—

		Fair value measurements at the reporting date using
	December 31, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$31	$—	$31	$—
Commercial paper	87,902	—	87,902	—
Taxable municipal bonds	12,096	—	12,096	—

Total	100,029	—	100,029	—

Available-for-sale securities
U.S. government securities	90,850	—	90,850	—
Taxable municipal bonds	7,241	—	7,241	—

Total	98,091	—	98,091	—

Total	$198,120	$—	$198,120	$—

Maturity information was as follows for investments classified as available-for-sale at June 30, 2011 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$192,695	$49	$(40)	$192,704
Greater than one year	—	—	—	—

Total	$192,695	$49	$(40)	$192,704

Maturity information was as follows for investments classified as available-for-sale at December 31, 2010 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$98,091	$13	$(13)	$98,091
Greater than one year	—	—	—	—

Total	$98,091	$13	$(13)	$98,091

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

The total intrinsic value and net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the employee stock purchase plan (“ESPP”) during the three and six months ended June 30, 2011 and 2010 is presented below (amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued
RSUs vested	$2,858	229	$3,350	221	$3,740	296	$5,470	337
Options exercised	1,057	1,233	158	52	1,486	1,549	356	187
Shares purchased pursuant to ESPP	—	—	75	—	41	30	75	26

Total	$3,915	1,462	$3,583	273	$5,267	1,875	$5,901	550

To determine the stock-based compensation expense that was recognized with respect to RSUs, market stock units (which are a form of share price performance-based restricted stock unit granted under our 2011 long-term executive compensation plan), and stock options in the three and six months ended June 30, 2011 and 2010, the Company used the fair value at date of grant for RSUs, the Black-Scholes-Merton option-pricing model for stock option grants, and the Monte Carlo valuation method for the market stock unit grants, with the following weighted-average inputs for stock option grants and market stock unit grants:

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding, basic	37,422	35,751	36,883	35,609
Dilutive equity awards	706	—	726	1,598

Weighted average common shares outstanding, diluted	38,128	35,751	37,609	37,207
Antidilutive equity awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	794	6,673	609	492
Outstanding stock options with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	2,919	2,482	3,063	2,402

5.	Commitments and Contingencies

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

The Company recorded income tax expense from continuing operations of $1.9 million and $3.6 million in the three and six months ended June 30, 2011, respectively. The Company recorded income tax benefit from continuing operations of $538,000 and income tax expense of $32,000 in the three and six months ended June 30, 2010, respectively. In the three and six months ended June 30, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

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

On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. As consideration for the acquisition of Mercantila, Zoo Stores paid InfoSpace $250,000 upon completion of the sale, plus the Company received the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which the Company recorded at a fair value of zero as of June 30, 2011. Nikhil Behl, a former Named Executive Officer of InfoSpace, ceased to be an officer of, or otherwise affiliated with, InfoSpace upon the closing of the transaction.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$6,915	$7,039	$16,894	$7,039

Loss from discontinued operations before taxes	$(1,214)	$(926)	$(3,506)	$(926)
Income tax benefit	534	14	1,253	14

Loss from discontinued operations, net of taxes	$(680)	$(912)	$(2,253)	$(912)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)	$—	$(7,674)	$—

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

The amounts in the Consolidated Statements of Operations for the year ended December 31, 2010 and each of the three months ended March 31, June 30, September 30, and December 31, 2010 and March 31, 2011 have been reclassified as follows (in thousands):

	Three months ended				Year ended December 31 2010 (1)	Three months ended March 31 2011 (1)
	March 31 2010	June 30 2010 (1)	September 30 2010 (1)	December 31 2010 (1)
Revenues:	$61,773	$52,363	$50,524	$49,683	$214,343	$51,650
Cost of sales:	43,559	33,414	31,868	30,154	138,995	32,674

Gross profit	18,214	18,949	18,656	19,529	75,348	18,976
Expenses and other income:
Engineering and technology	1,906	2,540	2,197	1,828	8,471	1,664
Sales and marketing	6,482	7,314	7,305	7,044	28,145	6,967
General and administrative	6,755	6,751	9,213	10,124	32,843	5,160
Depreciation	820	814	804	700	3,138	662
Other loss (income), net	137	3,522	493	(19,399)	(15,247)	(75)

Total expenses and other income	16,100	20,941	20,012	297	57,350	14,378

Income (loss) from continuing operations before income taxes	2,114	(1,992)	(1,356)	19,232	17,998	4,598
Income tax benefit (expense)	(570)	538	(163)	(8,530)	(8,725)	(1,702)

Income (loss) from continuing operations	1,544	(1,454)	(1,519)	10,702	9,273	2,896
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(912)	(2,029)	(1,652)	(4,593)	(1,573)

Net income (loss)	1,544	(2,366)	(3,548)	9,050	4,680	1,323

(1)	Reflects the effects of the restatement described in “Note 1: “The Company and Basis of Presentation.”

10.	Recent Accounting Pronouncements

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

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 1 to Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations, businesses, or assets; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, prospects, and other characterizations of future events or circumstances, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ending on December 31, 2010 (as originally filed on March 11, 2011), in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and elsewhere in this report. You should not rely on forward-looking statements included herein, which speak only as of the date of this Amendment No. 1 to Quarterly Report on Form 10-Q/A or the date specified herein. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Amendment No. 1 to Quarterly Report on Form 10-Q/A or to reflect the occurrence of unanticipated events.

Restatement

In the second quarter of 2010, we acquired certain assets from Make The Web Better. In October 2011, we determined that we made an error in accounting for those acquired assets and that this error was material to the consolidated financial statements for the three and six months ended June 30, 2011 and 2010. As a result of this determination, we are restating those financial statements in this Amendment No. 1 to Quarterly Report on Form 10-Q/A. The amounts presented below for 2011 and 2010 are restated to reflect the correction of that error. For additional information on the restatement, see “Note 1: The Company and Basis of Presentation” of the Notes to Unaudited Condensed Consolidated Financial Statements (Item 1 of Part I of this report).

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

We offer search services directly to consumers through our owned and operated web properties, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, which collectively receive millions of unique visitors each month. We use the term “properties” to refer to the methods used by end users to access our search services, which are typically websites and downloadable applications belonging to us or our distribution partners. In addition, we provide search services through the web properties of distribution partners. Partner versions of our web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

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

In recent periods, we experienced an overall decline in revenue generated through our owned and operated properties. This trend is a result of fewer retained users on our owned and operated metasearch engine sites and, therefore, fewer paid clicks from these sites. The impact of this trend is partially offset by higher fees earned from our search customers for each of these paid clicks. Our ability to maintain revenue in our metasearch engine sites relies in part on our ability to attract end users to these properties and retain them by providing a satisfying search experience. Revenue from our metasearch engine sites (such as Dogpile.com) accounted for 60% of overall owned and operated revenue (excluding revenue from the Make The Web Better purchased assets discussed below) for the three months ended June 30, 2011 and 56% for the three months ended June 30, 2010. The remainder of our owned and operated revenue is generated through our online direct marketing initiatives, which attract users to our owned and operated sites via targeted online advertisements. The success of our online direct marketing initiatives depends on our ability to execute to an expected return on our online direct marketing expenditures. In recent periods, revenue generated through our online direct marketing initiatives has declined, further contributing to the overall negative trend in revenue generated by our owned and operated properties. Revenue from our online direct marketing initiatives accounted for 40% of owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for the three months ended June 30, 2011 and 44% for the three months ended June 30, 2010.

On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a former search distribution partner. After this purchase, revenue from the Make The Web Better assets were included in our owned and operated revenues and contributed $2.2 million (or 19%) to our search revenue generated through our owned and operated properties for the three months ended June 30, 2011. As we anticipated, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them. We expect that, as the end-user base of those assets continues to decrease, the revenue generated will decline by approximately 20% to 25% in each quarter when compared to the prior quarter, and will be approximately $8 million for 2011.

On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. after our management determined that the long-term prospects for the financial performance of Mercantila were not meeting InfoSpace’s expectations and that retaining the Mercantila business did not fit within InfoSpace’s strategy. As consideration for the acquisition of Mercantila, Zoo Stores paid us $250,000 upon completion of the sale and the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events. The results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

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

Overview of Second Quarter 2011 Operating Results

The following is an overview of our operating results for the second quarter 2011 compared to the second quarter 2010. A more detailed discussion of our operating results, comparing our operating results for the three and six months ended June 30, 2011 and 2010, is included under the heading “Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the second quarter 2011 and 2010 in total dollars (in thousands) and as a percentage of associated revenue are presented below.

	Three months ended June 30,
	2011		2010
Revenues	$54,292		$52,363
		% of revenues		% of revenues
Gross profit	$17,713	32.6%	$18,949	36.2%
Income (loss) from continuing operations	$3,676	6.8%	$(1,454)	(2.8)%
Net loss	$(4,678)	(8.6)%	$(2,366)	(4.5)%
Adjusted EBITDA (1)	$8,991	16.6%	$11,306	21.6%
Search Revenue:
Revenue from distribution partners	$42,462	78%	$32,663	62%
Revenue from existing distribution partners (launched prior to the then-current year)	$41,130	76%	$32,410	62%
Revenue from new distribution partners (launched during the then-current year)	$1,332	2%	$253	0%
Revenue from owned and operated properties	$11,721	22%	$18,503	35%
Revenue from online direct marketing initiatives on owned and operated web properties	$3,821	7%	$4,888	9%
Revenue from Make The Web Better	$2,198	4%	$7,411	14%
Revenue from metasearch properties	$5,702	11%	$6,204	12%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Search revenue excludes revenue from early-stage business initiatives, which is de minimis for the second quarter 2011. The increase in revenues for the second quarter 2011 as compared to the three months ended June 30, 2010 was primarily due to an increase in revenue generated through the web properties of our distribution partners, partially offset by a decrease in revenue generated through our owned and operated properties. We generated 46% and 33% of our search revenue through our top five distribution partners for the second quarter 2011 and 2010, respectively. The web properties of our top five distribution partners second quarter 2011 generated 29% of our search revenue in the second quarter 2010.

The decrease in gross profit as a percent of search revenue, for the second quarter 2011 as compared to the second quarter 2010, was primarily due to an increase in revenue generated through the web properties of our distribution partners, with whom we share our search revenue, and a decrease in revenue generated through our owned and operated properties.

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

The increase in revenues for the second quarter 2011 as compared to the second quarter 2010 is due to an increase in revenue generated through the web properties of our distribution partners. Revenue from existing distribution partners (launched prior to the then-current year) increased for the second quarter 2011, as compared to the second quarter 2010, by $8.7 million. Additionally, revenue from new distribution partners (launched during the then-current year) increased by $1.1 million for the second quarter 2011, as compared to the second quarter 2010.

The decrease of $6.8 million in revenue generated by our owned and operated properties for the second quarter 2011 as compared to the second quarter 2010 was primarily due to decrease of $5.2 million in revenue generated by the operation of the acquired Make The Web Better assets and a decrease in revenue of $1.1 million from our online direct marketing initiatives. Also, we continue to experience an overall decline in revenue generated through our owned and operated metasearch engine sites, excluding the revenue from the Make The Web Better purchased assets. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites.

For the second quarter 2011, 78% of our search revenue was generated through our search distribution partners’ web properties, compared to 64% of our search revenue generated through our search distribution partners’ web properties in the second quarter 2010.

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

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Distribution and content	$33,515	$25,443	$8,072	$62,698	$64,742	$(2,044)
Amortization of intangible assets	772	4,320	(3,548)	1,730	4,368	(2,638)
Data center operations	1,467	1,616	(149)	3,209	3,108	101
Depreciation	824	852	(28)	1,613	1,747	(134)
Other	1	1,183	(1,182)	3	3,008	(3,005)

Total cost of sales	$36,579	$33,414	$3,165	$69,253	$76,973	$(7,720)

Percentage of revenues	67.4%	63.8%		65.4%	67.4%

The dollar increase in cost of sales for the second quarter 2011 as compared to the second quarter 2010 is primarily due to the increase in revenue sharing expenses related to an increase in revenue generated through the web properties of our distribution partners, partially offset by the decreases in the amortization of intangible assets acquired from Make The Web Better. The cost of sales for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 decreased primarily due to the effect of no longer paying distribution expense for revenue generated by Make The Web Better’s assets after we acquired them on April 1, 2010, and by the decreases in the amortization of intangible assets acquired from Make The Web Better.

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

The decline in other cost of sales for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily due to the decline in cost of sales to our Haggle.com competetive shopping site, which ceased operations in the fourth quarter of 2010.

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), costs for temporary help and contractors to augment our staffing, software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Engineering and technology expenses	$1,784	$2,540	$(756)	$3,448	$4,446	$(998)
Percentage of revenues	3.3%	4.9%		3.3%	3.9%

The dollar decrease for the second quarter 2011 as compared to the second quarter 2010 was primarily attributable to a decrease in stock-based compensation expense of $473,000.

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

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated websites (which consist of agency fees, brand promotion expense, market research expense, and online direct marketing expense associated with traffic acquisition, including fees paid to search engines). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
Sales and marketing expenses	$4,902	$7,314	$(2,412)	$11,869	$13,796	$(1,927)
Percentage of revenues	9.0%	14.0%		11.2%	12.1%

The dollar decrease for the second quarter 2011 as compared to the second quarter 2010 was primarily attributable to a decrease of $932,000 in advertising expense associated with our owned and operated properties, and decreases in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $605,000, and in stock-based compensation expense of $836,000.

The dollar decrease for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily attributable to a decrease in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $809,000, and a decrease in stock-based compensation expense of $885,000.

We expect to continue to invest in our direct marketing initiatives to drive traffic to an owned and operated web property.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three months ended June 30,		Change from 2010	Six months ended June 30,		Change from 2010
	2011	2010		2011	2010
General and administrative expenses	$4,970	$6,751	$(1,781)	$10,130	$13,506	$(3,376)
Percentage of revenues	9.2%	12.9%		9.6%	11.8%

The dollar decrease for the second quarter 2011 as compared to the second quarter 2010 was primarily attributable to decreases in stock-based compensation expense of $1.1 million, legal fees of $446,000, and professional service fees of $419,000. These decreases were partially offset by increases in employee separation costs of $387,000.

The dollar decrease for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily attributable to decreases in stock-based compensation expense of $1.3 million, and legal fees of $1.6 million. These decreases were partially offset by increases in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, not including stock-based compensation expense, of $331,000.

Depreciation. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements that is not reclassified into cost of sales.

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2011	2010	2010	2011	2010	2010
Depreciation expense	$552	$814	$(262)	$1,214	$1,634	$(420)

The only material variance in depreciation expense for the periods presented above was a decrease in the depreciation of capitalized internal software development costs for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 of $328,000.

Other Loss (Income), Net. Other income (loss), net for the three and six months ended June 30, 2011 and 2010 are presented below (in thousands):

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2011	2010	2010	2011	2010	2010
Increase in fair value of earn-out contingent liability	$—	$3,500	$(3,500)	$1,500	$3,500	$(2,000)
Gain on contingency resolution	—	—	—	(1,500)	—	(1,500)
Interest income	(99)	(95)	(4)	(190)	(160)	(30)
Foreign currency exchange loss	16	32	(16)	7	3	4
Loss on disposal of fixed assets	5	72	(67)	5	296	(291)
Other	(29)	13	(42)	(4)	20	(24)

Other loss (income), net	$(107)	$3,522	$(3,629)	$(182)	$3,659	$(3,841)

The expense related to the increase in fair value of earn-out contingent liability for the periods presented above was to adjust the estimated contingent payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability recorded in the six months ended June 30, 2011.

Income Tax Expense. We recorded income tax expense from continuing operations of $1.9 million and $3.6 million in the three and six months ended June 30, 2011 respectively. We recorded income tax benefit from continuing operations of $538,000 and income tax expense of $32,000 in the three and six months ended June 30, 2010 respectively. In the three and six months ended June 30, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

Loss from Discontinued Operations and Loss on Sale of Discontinued operations. On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. As consideration for the acquisition of Mercantila, Zoo Stores paid us $250,000 upon completion of the sale, plus we received the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which we recorded at a fair value of zero as of June 30, 2011. We recorded a loss of $7.7 million upon the sale of our Mercantila business, net of a $5.1 million income tax benefit. Nikhil Behl, a former Named Executive Officer of InfoSpace, owns a majority interest in Zoo Stores. Mr. Behl ceased to be an officer of, or otherwise affiliated with, InfoSpace upon the closing of the transaction.

The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes for the three and six months ended June 30, 2011 and 2010 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$6,915	$7,039	$16,894	$7,039

Loss from discontinued operations before taxes	$(1,214)	$(926)	$(3,506)	$(926)
Income tax benefit	534	14	1,253	14

Loss from discontinued operations, net of taxes	$(680)	$(912)	$(2,253)	$(912)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)	$—	$(7,674)	$—

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(4,678)	$(2,366)	$(3,355)	$(822)
Discontinued operations	8,354	912	9,927	912
Depreciation and amortization of intangible assets	2,148	5,986	4,557	7,749
Stock-based compensation	1,338	3,790	3,371	6,070
Other loss (income), net	(107)	3,522	(182)	3,659
Income tax expense (benefit)	1,936	(538)	3,638	32

Adjusted EBITDA	$8,991	$11,306	$17,956	$17,600

A reconciliation of our Adjusted EBITDA to net income (loss), for the year ended December 31, 2010 and each of the three months ended March 31, June 30, September 30, and December 31, 2010 and March 31, 2011 and are presented below (amounts in thousands):

	Three months ended				Year ended	Three months ended
	March 31	June 30	September 30	December 31	December 31	March 31
	2010	2010	2010	2010	2010	2011
Net income (loss)	$1,544	$(2,366)	$(3,548)	$9,050	$4,680	$1,323
Discontinued operations	—	912	2,029	1,652	4,593	1,573
Depreciation and amortization of intangible assets	1,763	5,986	4,754	3,290	15,793	2,409
Stock-based compensation	2,280	3,790	2,708	5,140	13,918	2,033
Other loss (income), net	137	3,522	493	(19,399)	(15,247)	(75)
Income tax expense (benefit)	570	(538)	163	8,530	8,725	1,702

Adjusted EBITDA	$6,294	$11,306	$6,599	$8,263	$32,462	$8,965

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(4,678)	$(2,366)	$(3,355)	(822)
Discontinued operations	8,354	912	9,927	912

Income (loss) from continuing operations	3,676	(1,454)	6,572	90
Non-cash income tax expense (benefit) from continuing operations	1,803	(509)	3,392	—

Non-GAAP net income (loss)	5,479	(1,963)	9,964	90

Income (loss) from continuing operations - diluted	$0.10	$(0.04)	$0.18	$—
Non-cash income taxes per share - diluted	0.04	(0.01)	0.08	—

Non-GAAP income (loss) per share - diluted	$0.14	$(0.05)	$0.26	$—

A reconciliation of our non-GAAP income from continuing operations to income from continuing operations, for the year ended December 31, 2010 and each of the three months ended March 31, June 30, September 30, and December 31, 2010 and March 31, 2011 and are presented below (amounts in thousands):

	Three months ended				Year ended	Three months ended
	March 31	June 30	September 30	December 31	December 31	March 31
	2010	2010	2010	2010	2010	2011
Net income (loss)	$1,544	$(2,366)	$(3,548)	$9,050	$4,680	$1,323
Discontinued operations	—	912	2,029	1,652	4,593	1,573

Income (loss) from continuing operations	1,544	(1,454)	(1,519)	10,702	9,273	2,896
Non-cash income tax expense from continuing operations	509	(509)	—	8,530	8,530	1,589

Non-GAAP net income (loss)	$2,053	$(1,963)	$(1,519)	$19,232	$17,803	$4,485

Income (loss) from continuing operations per share - diluted	$0.04	$(0.04)	$(0.04)	$0.29	$0.25	$0.08
Non-cash (loss) income per share - diluted	0.02	(0.01)	—	0.23	0.23	0.04

Non-GAAP net income (loss) per share - diluted	$0.06	$(0.05)	$(0.04)	$0.52	$0.48	$0.12

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

Cash Flows

Our net cash flows were comprised of the following for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	Six months ended June 30,
	2011	2010
Net cash provided by operating activities	$8,506	$17,992
Net cash used by investing activities	(96,765)	(35,052)
Net cash provided (used) by financing activities	10,106	(834)
Net cash used by discontinued operations	(6,794)	(10,725)

Net decrease in cash and cash equivalents	$(84,947)	$(28,619)

Net cash provided by operating activities. Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2011, consisting of our net loss of $3.4 million, non-cash charges of $19.6 million (primarily consisting of a loss on discontinued operations and the loss on the sale of discontinued operations, stock-based compensation expense, depreciation and amortization of intangible assets, and earn-out contingent liability adjustments), and changes in our operating assets and liabilities of $10.5 million (primarily consisting of an increase in accounts payable, and a decrease in prepaid expenses and other current assets). These increases were offset by cash provided by changes in our operating assets and liabilities of $16.7 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in other receivables) and a gain on the resolution of a contingency of $1.5 million.

Net cash provided by operating activities was $18.0 million for the six months ended June 30, 2010, consisting of our net loss of $822,000, non-cash charges of $16.2 million (primarily consisting of depreciation and amortization of intangible assets, stock-based compensation expense, amortization of premium on investments, a loss on discontinued operations, and loss on disposal of assets), and changes in our operating assets and liabilities of $9.5 million (primarily consisting of decreases in accounts receivable and prepaid expenses and other current assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $6.9 million (primarily consisting of decreases in accounts payable and accrued expenses and other current and long-term liabilities).

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

Net cash provided (used) by financing activities. Net cash provided by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, excess tax benefits generated by stock-based award activity and earn-out payments for business acquisitions.

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

Net cash used by financing activities totaled $834,000 for the six months ended June 30, 2010 and primarily consisted of $2.4 million in tax payments from shares withheld upon vesting of restricted stock units. Partially offsetting cash used by financing activities was cash proceeds of $1.8 million from the exercise of options and our employee stock purchase plan.

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

Net cash used by operating activities attributable to discontinued operations totaled $2.8 million for the six months ended June 30, 2010 and consisted of cash used by discontinued operations. Net cash used by the investing activities attributable to discontinued operations totaled $8.0 million for the six months ended June 30, 2011 and primarily consisted of net cash used to purchase operations that were discontinued.

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

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As described in the Explanatory Note to this Amendment No. 1 on Form 10-Q/A and in Note 1 to our consolidated financial statements, after the issuance of the Company’s consolidated financial statements for the quarter ended June 30, 2011 in its Quarterly Report on Form 10-Q, the Company identified an error related to its accounting for goodwill that required the restatement of the consolidated financial statements for the quarter ended June 30, 2011. As a result, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011 due to a material weakness in our internal control over financial reporting, as further described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A, filed on November 14, 2011. The Company has restated its consolidated financial statements for the quarter ended June 30, 2011 in this Amendment No. 1 on Form 10-Q/A to reflect the correct accounting for the acquisition.

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

There were no other changes in our internal control over financial reporting that occurred during the period covered by this Amendment No. 1 to Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

PART II—OTHER INFORMATION

Item 6.—Exhibits

Exhibits filed or furnished herewith are listed in the accompanying Index to Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Eric M. Emans
Eric M. Emans
Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101*	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under those sections.