Form 10-Q
period 2011-09-30
INFOSPACE INC
filed 2011-11-14
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, Par Value $0.0001	39,429,913

INFOSPACE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2011 and 2010 (as Restated)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 (as Restated)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal proceedings	25

Item 1A.	Risk factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	[Removed and Reserved]	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signature		37

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$59,805	$155,645
Short-term investments, available-for-sale	219,470	98,091
Accounts receivable, net of allowance of $10 and $15	20,095	19,189
Other receivables, net	2,303	1,185
Prepaid expenses and other current assets, net	1,314	2,163
Assets of discontinued operations	—	16,161

Total current assets	302,987	292,434
Property and equipment, net	6,055	7,304
Goodwill	44,815	44,815
Other intangible assets, net	1,662	3,910
Other long-term assets, net	3,998	4,257

Total assets	$359,517	$352,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,685	$2,699
Accrued expenses and other current liabilities	20,816	39,518
Liabilities of discontinued operations	—	7,777

Total current liabilities	29,501	49,994
Other long-term liabilities	758	955

Total liabilities	30,259	50,949
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, par value $0.0001—authorized, 1,800,000,000 shares; issued and outstanding 39,322,739 and 36,088,646 shares	4	4
Additional paid-in capital	1,351,004	1,322,265
Accumulated deficit	(1,021,776)	(1,020,496)
Accumulated other comprehensive income (loss)	26	(2)

Total stockholders’ equity	329,258	301,771

Total liabilities and stockholders’ equity	$359,517	$352,720

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010 (as Restated)	2011	2010 (as Restated)
Revenues:	$56,257	$50,524	$162,199	$164,660
Cost of sales:	38,755	31,868	108,008	108,841

Gross profit	17,502	18,656	54,191	55,819
Expenses and other income:
Engineering and technology	1,806	2,197	5,254	6,643
Sales and marketing	4,888	7,305	16,757	21,101
General and administrative	6,513	9,213	16,643	22,719
Depreciation	475	804	1,689	2,438
Other loss, net	456	493	274	4,152

Total expenses and other income	14,138	20,012	40,617	57,053

Income (loss) from continuing operations before income taxes	3,364	(1,356)	13,574	(1,234)
Income tax expense	(1,289)	(163)	(4,927)	(195)

Income (loss) from continuing operations	2,075	(1,519)	8,647	(1,429)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(2,029)	(2,253)	(2,941)
Loss on sale of discontinued operations, net of taxes	—	—	(7,674)	—

Net income (loss)	$2,075	$(3,548)	$(1,280)	$(4,370)

Income (loss) per share—Basic
Income (loss) from continuing operations	$0.05	$(0.04)	$0.23	$(0.04)
Loss from discontinued operations	—	(0.06)	(0.06)	(0.08)
Loss on sale of discontinued operations	—	—	(0.20)	—

Basic net income (loss) per share	$0.05	$(0.10)	$(0.03)	$(0.12)

Weighted average shares outstanding used in computing basic income (loss) per share	38,568	35,969	37,451	35,731
Income (loss) per share—Diluted
Income (loss) from continuing operations	$0.05	$(0.04)	$0.23	$(0.04)
Loss from discontinued operations	—	(0.06)	(0.06)	(0.08)
Loss on sale of discontinued operations	—	—	(0.20)	—

Diluted net income (loss) per share	$0.05	$(0.10)	$(0.03)	$(0.12)

Weighted average shares outstanding used in computing diluted income (loss) per share	39,158	35,969	38,131	35,731
Other comprehensive income (loss):
Net income (loss)	$2,075	$(3,548)	$(1,280)	$(4,370)

Foreign currency translation adjustment	—	189	—	1
Unrealized gain (loss) on investments, available-for-sale, included in net income (loss)	17	(18)	28	122

Other comprehensive income	17	171	28	123

Comprehensive income (loss)	$2,092	$(3,377)	$(1,252)	$(4,247)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine months ended September 30,
	2011	2010 (as Restated)
Operating activities:
Net loss	$(1,280)	$(4,370)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from sale of discontinued operations	7,674	—
Loss from discontinued operations	2,253	2,941
Stock-based compensation	4,488	8,778
Warrant-related stock-based compensation	1,932	—
Depreciation and amortization of intangible assets	6,190	12,503
Earn-out contingent liability adjustments	2,000	—
Gain on resolution of contingent liability	(1,500)	—
Excess tax benefits from stock-based award activity	—	(141)
Amortization of premium on investments, net	285	1,271
Loss on disposals of assets	16	1,180
Other	(22)	(19)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(882)	12,091
Other receivables	(1,118)	(1,107)
Prepaid expenses and other current assets	849	617
Other long-term assets	(150)	251
Accounts payable	5,981	(3,582)
Accrued expenses and other current and long-term liabilities	(13,660)	(4,418)

Net cash provided by operating activities of continuing operations	13,056	25,995
Investing activities:
Purchases of property and equipment	(2,507)	(1,576)
Other long-term assets	409	—
Business acquisition, net of cash acquired	—	(8,000)
Proceeds from the sales of assets	—	307
Proceeds from sales of investments	—	52,722
Proceeds from maturities of investments	83,141	156,005
Purchases of investments	(204,777)	(159,091)

Net cash provided (used) by investing activities of continuing operations	(123,734)	40,367
Financing activities:
Proceeds from stock option exercises and issuance of stock through employee stock purchase plan	16,664	2,236
Proceeds from the sale of common stock	7,000	—
Tax payments from shares withheld upon vesting of restricted stock units	(1,388)	(2,891)
Earn-out payments for business acquisition	(423)	—
Repayment of capital lease obligation	(221)	(439)
Excess tax benefits from stock-based award activity	—	141

Net cash provided (used) by financing activities of continuing operations	21,632	(953)

Discontinued operations:
Net cash used by operating activities of discontinued operations	(6,156)	(5,117)
Net cash used by investing activities of discontinued operations	(638)	(8,007)

Net cash used by discontinued operations	(6,794)	(13,124)

Net increase (decrease) in cash and cash equivalents	(95,840)	52,285
Cash and cash equivalents:
Beginning of period	155,645	83,750

End of period	$59,805	$136,035

Non-cash items:
Supplemental disclosure of non-cash investing activities:
Liabilities assumed in purchase transaction	—	$(8,231)
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	—	$(5,000)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

InfoSpace, Inc. (the “Company” or “InfoSpace,” “our,” or “we”) provides search tools and technologies that assist consumers with finding information, merchants, individuals, products, and other content on the Internet. The Company uses its metasearch technology, which selects search results from several search engine content providers, to power its own branded websites and to provide search services to distribution partners. Distribution partner versions of web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements. Some content providers, such as Google and Yahoo!, provide InfoSpace with advertisements in addition to search content, and share the revenue earned from those advertisements, and the Company refers to those providers as search customers.

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

The Company believed that the error was material to the unaudited condensed consolidated financial statements three and nine months ended September 30, 2010 and, therefore, is restating in this Quarterly Report on Form 10-Q.

Additionally, excess tax benefits previously classified as an operating activity in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 have been corrected to be classified as a financing activity in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 in this Quarterly Report on Form 10-Q.

The effects of this restatement on the unaudited condensed consolidated statement of operations for the three months ended September 30, 2010 as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011 are as follows (in thousands, except per share data):

	As previously reported (1)	Adjustment	As restated
Cost of sales	$28,849	$3,019	$31,868
Gross profit	$21,675	$(3,019)	$18,656
Income (loss) from continuing operations before income taxes	$1,663	$(3,019)	$(1,356)
Income tax expense	$(81)	$(82)	$(163)
Income (loss) from continuing operations	$1,582	$(3,101)	$(1,519)
Loss from discontinued operations, net of taxes	$(1,684)	$(345)	$(2,029)
Net loss	$(102)	$(3,446)	$(3,548)

Net income (loss) per share—Basic
Income (loss) from continuing operations (1)	$0.04	$(0.08)	$(0.04)
Loss from discontinued operations (1)	$(0.04)	$(0.02)	$(0.06)
Net income (loss) per share (1)	$0.00	$(0.10)	$(0.10)
Net income (loss) per share—Diluted
Income (loss) from continuing operations (1)	$0.04	$(0.08)	$(0.04)
Loss from discontinued operations (1)	$(0.04)	$(0.02)	$(0.06)
Net income (loss) per share	$0.00	$(0.10)	$(0.10)

The effects of this restatement on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010 as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011 are as follows (in thousands, except per share data):

	As previously reported and adjusted for Discontinued Operations (1)	Adjustment	As restated
Cost of sales	$101,550	$7,291	$108,841
Gross profit	$63,110	$(7,291)	$55,819
Income (loss) from continuing operations before income taxes	$6,057	$(7,291)	$(1,234)
Income tax expense	$(1,501)	$1,306	$(195)
Income (loss) from continuing operations	$4,556	$(5,985)	$(1,429)
Loss from discontinued operations, net of taxes	$(2,444)	$(497)	$(2,941)
Net income (loss)	$2,112	$(6,482)	$(4,370)

Net income per share—Basic
Income (loss) from continuing operations (2)	$0.13	$(0.17)	$(0.04)
Loss from discontinued operations (2)	$(0.07)	$(0.01)	$(0.08)
Net income (loss) per share	$0.06	$(0.18)	$(0.12)
Net income per share—Diluted
Income (loss) from continuing operations (2)	$0.12	$(0.16)	$(0.04)
Loss from discontinued operations (2)	$(0.07)	$(0.01)	$(0.08)
Net income (loss) per share	$0.05	$(0.17)	$(0.12)

(1)	All amounts shown reflect discontinued operations.
(2)	Earnings per share amounts reflecting discontinued operations presentation were not previously reported.

The effects of this restatement on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2010 are as follows (in thousands):

	As previously reported and adjusted for Discontinued Operations(1)	Adjustment	As restated
Operating activities:
Net income (loss)	$2,112	$(6,482)	$(4,370)
Loss from discontinued operations	$2,444	$497	$2,941
Depreciation and amortization of intangible assets	$5,212	$7,291	$12,503
Excess tax benefits from stock-based award activity	$(1,097)	$956	$(141)
Other receivables	$(140)	$(967)	$(1,107)
Accrued expenses and other current and long-term liabilities	$(4,575)	$157	$(4,418)
Net cash provided by operating activities of continuing operations	$24,543	$1,452	$25,995
Financing activities:
Excess tax benefits from stock-based award activity	$1,097	$(956)	$141
Net cash provided (used) by financing activities of continuing operations	$3	$(956)	$(953)
Discontinued operations:
Net cash used by operating activities of discontinued operations	$(4,621)	$(496)	$(5,117)
Net cash used by discontinued operations	$(12,628)	$(496)	$(13,124)

(1)	All amounts shown reflect discontinued operations.

Reclassification: A reclassification has been made to prior year financial statements to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2010, the proceeds from the sales of investments is separately presented as a component of net cash provided by investing activities; it was previously presented under the caption of “Proceeds from the sales and maturities of investments.” This reclassification had no effect on previously reported net cash provided by investing activities in the Unaudited Condensed Statement of Cash Flows.

The accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments, except as disclosed above, consisting of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Investors should read these interim Unaudited Condensed Consolidated Financial Statements and related notes in conjunction with the audited financial statements and related notes included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ, perhaps materially, from these financial estimates.

2.	Fair Value Measures

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (amounts in thousands):

		Fair value measurements at the reporting date using
	September 30, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$26	$—	$26	$—
Commercial paper	42,195	—	42,195	—

Total	42,221	—	42,221	—

Available-for-sale securities
U.S. government securities	157,698	—	157,698	—
Commercial paper	57,766	—	57,766	—
Taxable municipal bonds	4,006	—	4,006	—

Total	219,470	—	219,470	—

Total	$261,691	$—	$261,691	$—

		Fair value measurements at the reporting date using
	December 31, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$31	$—	$31	$—
Commercial paper	87,902	—	87,902	—
Taxable municipal bonds	12,096	—	12,096	—

Total	100,029	—	100,029	—

Available-for-sale securities
U.S. government securities	90,850	—	90,850	—
Taxable municipal bonds	7,241	—	7,241	—

Total	98,091	—	98,091	—

Total	$198,120	$—	$198,120	$—

Maturity information was as follows for investments classified as available-for-sale at September 30, 2011 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$219,444	$34	$(8)	$219,470
Greater than one year	—	—	—	—

Total	$219,444	$34	$(8)	$219,470

Maturity information was as follows for investments classified as available-for-sale at December 31, 2010 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$98,091	$13	$(13)	$98,091
Greater than one year	—	—	—	—

Total	$98,091	$13	$(13)	$98,091

In the nine months ended September 30, 2011 and at December 31, 2010, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents and available-for-sale investments. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities to approximate fair values primarily due to their short-term nature.

3.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”), market stock units, and stock options granted under the Company’s equity award plans including the Company’s employee stock purchase plan, in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of sales	$37	$137	$234	$390
Engineering and technology	251	175	684	1,037
Sales and marketing	177	834	829	2,372
General and administrative	2,584	1,562	4,673	4,979
Discontinued operations	—	354	(159)	523

Total	$3,049	$3,062	$6,261	$9,301

In August 2011, the Company issued a warrant to purchase one million shares of its common stock, the details of which were disclosed under Items 1.01 and 3.02 in the Current Report on Form 8-K filed on August 23, 2011. The $1.9 million fair value of the warrant was fully expensed in the three and nine months ended September 30, 2011 and was classified to general and administrative expenses.

The total intrinsic value and net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the employee stock purchase plan (“ESPP”) during the three and nine months ended September 30, 2011 and 2010 is presented below (amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued
RSUs vested	$857	67	$1,380	110	$4,598	362	$6,850	447
Options exercised	814	504	10	27	2,300	2,053	366	214
Shares purchased pursuant to ESPP	58	24	32	27	100	54	107	54

Total	$1,729	595	$1,422	164	$6,998	2,469	$7,323	715

To determine the stock-based compensation expense that was recognized with respect to RSUs, market stock units (which are a form of share price performance-based restricted stock unit granted under our 2011 long-term executive compensation plan), and stock options in the three and nine months ended September 30, 2011 and 2010, the Company used the fair value at date of grant for RSUs, the Black-Scholes-Merton option-pricing model for stock option grants and the warrant, and the Monte Carlo valuation method for the market stock unit grants, with the following weighted-average inputs for stock option grants and market stock unit grants:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock option grants:
Risk-free interest rate	0.64%	0.99%	1.05%	1.31%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	46%	51%	47%	51%
Expected life	3.3 years	3.1 years	3.0 years	3.1 years
Market stock unit grants:
Risk-free interest rate	0.15%	—	0.15%	—
InfoSpace expected dividend yield	0%	—	0%	—
iShares Russell 2000 Index expected dividend yield	1.08%	—	1.08%	—
InfoSpace closing stock price	$8.74	—	$8.74	—
iShares Russell 2000 Index closing price	$82.29	—	$82.29	—
InfoSpace expected volatility	37.4%	—	37.4%	—
iShares Russell 2000 Index expected volatility	20.3%	—	20.3%	—
Measurement period	1.0 years	—	1.0 years	—
Warrant grant:		—		—
Risk-free interest rate	0.46%	—	0.46%	—
Expected dividend yield	0%		0%
Expected volatility	39%	—	39%	—
Expected life	2.0 years	—	2.0 years	—

4.	Net Income (Loss) Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding, basic	38,568	35,969	37,451	35,731
Dilutive equity awards	590	—	680	—

Weighted average common shares outstanding, diluted	39,158	35,969	38,131	35,731
Antidilutive equity awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	1,145	3,085	788	4,563
Outstanding equity awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	3,046	5,458	3,057	3,954

5.	Commitments and Contingencies

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

The Company provides income taxes for the various jurisdictions in which it operates. The income tax expense or benefit reflects the income tax effects of financial reporting income, permanent differences between financial reporting income and taxable income, and the effects for the change in the valuation allowance applied to its deferred tax assets. At the end of each quarterly reporting period, the Company estimates the income, permanent differences, changes in the deferred tax assets and the related change to its valuation allowance, and the effective income tax rate that its expects for the full year.

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

The Company recorded income tax expense from continuing operations of $1.3 million and $4.9 million in the three and nine months ended September 30, 2011, respectively. The Company recorded income tax expense from continuing operations of $163,000 and $195,000 in the three and nine months ended September 30, 2010, respectively. In the three and nine months ended September 30, 2011, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and relieving a valuation allowance against deferred tax assets reversing during the period.

During the nine months ended September 30, 2011, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

7.	Acquisitions

Mercantila. On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an e-commerce company, at a cost of $7.8 million in cash, plus $8.2 million in liabilities assumed. On June 22, 2011, the Company sold these Mercantila assets to Zoo Stores, Inc. (see Note 8 below for further detail).

Make The Web Better. On April 1, 2010, the Company purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with an additional contingent payment depending on financial performance. At the time of the acquisition, that contingent payment was estimated at $5.0 million. The financial performance of the operation of the Make The Web Better assets has been greater than was expected when the assets were acquired due to a slower than expected decline in revenue. As a consequence, the Company’s estimate of the fair value of the related contingent consideration increased to $12.0 million as of September 30, 2011 and it recorded a charge of $500,000 and $2.0 million to other loss, net in the three and nine months ended September 30, 2011, respectively and recorded a charge of $3.5 million to other loss, net in the nine months ended September 30, 2010.

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

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an e-commerce company. On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. As consideration for the acquisition of Mercantila, Zoo Stores paid InfoSpace $250,000 upon completion of the sale, and granted the Company the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which the Company recorded at a fair value of zero as of June 30, 2011. Nikhil Behl, a former Named Executive Officer of InfoSpace, owns a majority interest in Zoo Stores. Mr. Behl ceased to be an officer of, or otherwise affiliated with, InfoSpace upon the closing of the transaction.

The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the three and nine months ended September 30, 2011 and 2010 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$—	$11,193	$16,894	$18,232

Loss from discontinued operations before taxes	$—	$(2,250)	$(3,506)	$(3,175)
Income tax benefit	—	221	$1,253	234

Loss from discontinued operations, net of taxes	$—	$(2,029)	$(2,253)	$(2,941)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$—	$—	$(7,674)	$—

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Assets and liabilities from discontinued operations at December 31, 2010 consist of the following (in thousands):

December 31,2010
Accounts receivable	$365
Other receivables	1,101
Prepaid expenses and other current assets	1,015
Property and equipment, net	166
Goodwill	12,413
Other intangible assets	1,101

Assets of discontinued operations	$16,161

Accounts payable	$4,540
Accrued expenses and other current liabilities	3,237

Liabilities of discontinued operations	$7,777

9.	Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for the Company as of January 1, 2012. Because this ASU impacts presentation only, and the Company already presents its other comprehensive income consistent with the June 2011 guidance, it will have no effect on the Company’s financial condition, results of operations, or cash flows.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. If an entity determines that this is not the case, it is required to perform the currently prescribed two-step goodwill impairment test. The new guidance is effective for the Company beginning October 1, 2011.

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

Restatement

In the second quarter of 2010, we acquired certain assets from Make The Web Better. In October 2011, we determined that we made an error in accounting for those acquired assets and that this error was material to the unaudited condensed consolidated financial statements for the third quarter 2010 and the nine months ended September 30, 2010. As a result of this determination, we are restating those financial statements in this Quarterly Report on Form 10-Q. The amounts presented below for 2010 are restated to reflect the correction of that error. For additional information on the restatement, see “Note 1: The Company and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements (Item 1 of Part I of this report).

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

We generate revenue when an end user of our services clicks on a paid search link provided by a search customer and displayed on one of our owned and operated web properties or displayed on a distribution partner’s web property. The search customer that provided the paid search link receives a fee from the advertiser who paid for the click and the search customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our search customers for such clicks. Revenues from Google and Yahoo! jointly account for over 95% of our total revenues for the three months ended September 30 in both 2011 and 2010.

Revenues from our search business increased to $56.1 million for the three months ended September 30, 2011 from $49.7 million for the three months ended September 30, 2010. This increase was driven primarily by an increase in revenue from our distribution partners, which increased to $45.4 million for the three months ended September 30, 2011 from $32.5 million for the three months ended September 30, 2010. The increase in distribution partner revenue is due in part to increased revenue generated by existing distribution partners (launched during the relevant prior year), which increased by $10.5 million for the three months ended September 30, 2011 as compared to the same period in 2010. Additionally, revenue from new distribution partners (launched during the current year) increased by $2.5 million for the three months ended September 30, 2011 as compared to the same period in 2010.

In recent periods, we experienced an overall decline in revenue generated through our owned and operated properties. This trend is a result of fewer retained users on our owned and operated metasearch engine sites and, therefore, fewer paid clicks from these sites. Our ability to maintain revenue in our metasearch engine sites relies in part on our ability to attract end users to these properties and retain them by providing a satisfying search experience. Revenue from our metasearch engine sites (such as Dogpile.com) accounted for 56% of overall owned and operated revenue (excluding revenue from the Make The Web Better purchased assets discussed below) for the three months ended September 30, 2011 and 50% for the three months ended September 30, 2010. The remainder of our owned and operated revenue is generated through our online direct marketing initiatives, which attract users to our owned and operated sites via targeted online advertisements. The success of our online direct marketing initiatives depends on our ability to execute to an expected return on our online direct marketing expenditures. In recent periods, revenue generated through our online direct marketing initiatives has declined, further contributing to the overall negative trend in revenue generated by our owned and operated properties. Revenue from our online direct marketing initiatives accounted for 44% of owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for the three months ended September 30, 2011 and 50% for the three months ended September 30, 2010.

On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a former search distribution partner. After this purchase, revenue from the Make The Web Better assets were included in our owned and operated revenue and contributed $1.7 million (or 16%) to our search revenue generated through our owned and operated properties for the three months ended September 30, 2011. As we anticipated, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them. We expect that, as the end-user base of those assets continues to decrease, the revenue generated will decline by approximately 20% to 25% in each quarter when compared to the prior quarter, and will be approximately $8 million for 2011.

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

Overview of Third Quarter 2011 Operating Results

The following is an overview of our operating results for the third quarter 2011 compared to the third quarter 2010. A more detailed discussion of our operating results, comparing our operating results for the three and nine months ended September 30, 2011 and 2010, is included under the heading “Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the third quarter 2011 and 2010 in total dollars (in thousands) and as a percentage of associated revenue are presented below.

	Three months ended September 30,
	2011		2010
Revenues	$56,257		$50,524
		% of revenues		% of revenues
Gross profit	$17,502	31.1%	$18,656	36.9%
Income (loss) from continuing operations	$2,075	3.7%	$(1,519)	(3.0)%
Net income (loss)	$2,075	3.7%	$(3,548)	(7.0)%
Adjusted EBITDA (1)	$8,502	15.1%	$6,599	13.1%

Search Revenue:
Revenue from distribution partners	$45,435	81%	$32,495	64%
Revenue from existing distribution partners (launched prior to the then-current year)	$42,456	76%	$31,997	63%
Revenue from new distribution partners (launched during the then-current year)	$2,979	5%	$498	1%
Revenue from owned and operated properties	$10,704	19%	$17,186	34%
Revenue from online direct marketing initiatives on owned and operated web properties	$3,973	7%	$5,957	12%
Revenue from Make The Web Better	$1,697	3%	$5,234	10%
Revenue from metasearch properties	$5,034	9%	$5,995	12%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Search revenue excludes revenue from early-stage business initiatives, which is de minimis for the third quarter 2011. The increase in revenues for the third quarter 2011 as compared to the third quarter 2010 was primarily due to an increase in revenue generated through the web properties of our distribution partners, partially offset by a decrease in revenue generated through our owned and operated properties. We generated 49% and 36% of our search revenue through our top five distribution partners for the third quarter 2011 and 2010, respectively. The web properties of our top five distribution partners for the third quarter 2011 generated 33% of our search revenue for the quarter ended 2010.

The decrease in gross profit as a percent of search revenue, for the third quarter 2011 as compared to the third quarter 2010, was primarily due to an increase in revenue generated through the web properties of our distribution partners, with whom we share our search revenue, and a decrease in revenue generated through our owned and operated properties.

The decrease in operating expenses was primarily due to decreases in employee separation costs of $2.3 million, general and administrative professional service fees, including legal fees, of $1.6 million, and advertising expense associated with our owned and operated properties of $1.6 million.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Revenues. Revenues for the three and nine months ended September 30, 2011 and 2010 are presented below (amounts in thousands):

	Three months ended September 30,		Change from 2010	Nine months ended September 30,		Change from 2010
	2011	2010		2011	2010
Revenues	$56,257	$50,524	$5,733	$162,199	$164,660	$(2,461)

The increase in revenues for the third quarter 2011 as compared to the third quarter 2010 is due to an increase in revenue generated through the web properties of our distribution partners. Revenue from existing distribution partners (launched prior to the then-current year) increased by $10.5 million in the third quarter 2011 as compared to the third quarter 2010. Additionally, revenue from new distribution partners (launched during the then-current year) increased by $2.5 million in the third quarter 2011 as compared to the third quarter 2010.

The increase in revenues was partially offset by a decline in revenues from our owned and operated properties. Revenue generated by our owned and operated properties for the third quarter 2011 declined by $6.5 million as compared to the third quarter of 2010, primarily due to a decrease of $3.5 million in revenue generated by the operation of the acquired Make The Web Better assets and a decrease in revenue of $2.0 million from our online direct marketing initiatives. Also, we continue to experience an overall decline in revenue generated through our owned and operated metasearch engine sites, excluding the revenue from the Make The Web Better purchased assets. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites.

For the third quarter 2011, 81% of our search revenue was generated through our search distribution partners’ web properties, compared to 65% of our search revenue generated through our search distribution partners’ web properties in the third quarter 2010.

The decrease in revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is due to a decrease in revenue generated by our owned and operated properties of $10.7 million, a decrease in revenue from our non-search initiatives of $3.6 million (due to closing down our Haggle operations in 2010), partially offset by an increase in revenues from our distribution partners of $11.8 million. Revenue from existing distribution partners (launched prior to the then-current year) increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 by $9.2 million, which includes a decline of $9.4 million from distribution partner Make The Web Better as we acquired its search revenue generating assets on April 1, 2010.

The decrease of $10.7 million in revenue generated by our owned and operated properties for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to a decrease of $6.0 million in revenue generated by the operation of the acquired Make The Web Better assets, a decrease of $2.7 million in revenue generated through our other owned and operated metasearch engine sites, and a decrease of $1.9 million in revenue generated by our online direct marketing initiatives.

For the nine months ended September 30, 2011, 77% of our search revenue was generated through our search distribution partners’ web properties, compared to 71% of our search revenue generated through our search distribution partners’ web properties in the nine months ended September 30, 2010.

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

Cost of sales. Cost of sales consists of distribution and content costs related to revenue sharing arrangements with our search distribution partners and usage-based content fees, amortization of acquired intangible assets, and certain costs associated with the operation of the data centers that serve our search business, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense) and bandwidth costs, and depreciation. Additionally, cost of sales includes costs directly identifiable to our development-stage business initiatives. Cost of sales in total dollars (in thousands) and as a percentage of associated and total revenues for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three months ended September 30,		Change from 2010	Nine months ended September 30,		Change from 2010
	2011	2010		2011	2010
Distribution and content	$36,327	$25,412	$10,915	$99,025	$90,154	$8,871
Amortization of intangible assets	518	3,067	(2,549)	2,248	7,435	(5,187)
Data center operations	1,268	1,806	(538)	4,477	4,914	(437)
Depreciation	640	883	(243)	2,253	2,630	(377)
Other	2	700	(698)	5	3,708	(3,703)

Total cost of sales	38,755	31,868	6,887	108,008	108,841	(833)

Percentage of revenues	68.9%	63.1%		66.6%	66.1%

The dollar increase in cost of sales for the third quarter 2011 as compared to the three months ended September 30, 2010 is primarily due to the increase in revenue sharing expenses related to an increase in revenue generated through the web properties of our distribution partners, partially offset by the decreases in the amortization of intangible assets acquired from Make The Web Better. The cost of sales for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 decreased due to the effect of no longer paying distribution expense for revenue generated by Make The Web Better’s assets after we acquired them on April 1, 2010, and by the decrease in the intangible assets acquired from Make The Web Better, and was partially offset by the increase in revenue sharing expenses related to an increase in revenue generated through the web properties of our distribution partners.

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

The decline in other cost of sales for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is primarily due to the decline in cost of sales to our Haggle.com competitive shopping site, which ceased operations in the fourth quarter of 2010.

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), costs for temporary help and contractors to augment our staffing, software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three months ended September 30,		Change from 2010	Nine months ended September 30,		Change from 2010
	2011	2010		2011	2010
Engineering and technology expenses	$1,806	$2,197	$(391)	$5,254	$6,643	$(1,389)
Percentage of revenues	3.2%	4.3%		3.2%	4.0%

There were no material variances for the third quarter 2011 as compared to the third quarter 2010. The dollar decrease for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily attributable to decreases in personnel-related expenses, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $619,000, stock-based compensation expense of $352,000 and software support and maintenance costs of $310,000.

Sales and Marketing Expenses. Sales and marketing expenses consist principally of personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated websites (which consist of agency fees, brand promotion expense, market research expense, and online direct marketing expense associated with traffic acquisition, including fees paid to search engines). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three months ended September 30,		Change from 2010	Nine months ended September 30,		Change from 2010
	2011	2010		2011	2010
Sales and marketing expenses	$4,888	$7,305	$(2,417)	$16,757	$21,101	$(4,344)
Percentage of revenues	8.7%	14.5%		10.3%	12.8%

The dollar decrease for the third quarter 2011 as compared to the third quarter 2010 was primarily attributable to decreases of $1.6 million in advertising expense associated with our owned and operated properties and stock-based compensation expense of $658,000.

The dollar decrease for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily attributable to decreases of $1.8 million in advertising expense associated with our owned and operated properties, stock-based compensation expense of $1.5 million, and personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $855,000.

We expect to continue to invest in our direct marketing initiatives to drive traffic to an owned and operated web property.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three months ended September 30,		Change from 2010	Nine months ended September 30,		Change from 2010
	2011	2010		2011	2010
General and administrative expenses	$6,513	$9,213	$(2,700)	$16,643	$22,719	$(6,076)
Percentage of revenues	11.6%	18.2%		10.3%	13.8%

The dollar decrease for the third quarter 2011 as compared to the third quarter 2010 was primarily attributable to decreases in employee separation costs of $2.3 million, professional service fees of $1.1 million, non-warrant-related stock-based compensation expense of $910,000 and legal fees of $504,000. These decreases were partially offset by stock-based compensation expense of $1.9 million related to issuing a warrant to purchase our common stock.

The dollar decrease for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily attributable to decreases in non-warrant-related stock-based compensation expense of $2.2 million, legal fees of $2.1 million, employee separation costs of $2.0 million, and professional service fees of $1.4 million. These decreases were partially offset by stock-based compensation expense of $1.9 million related to issuing a warrant to purchase our common stock and by an increase in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $434,000.

Depreciation. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements that is not reclassified into cost of sales.

	Three months ended September 30,		Change from 2010	Nine months ended September 30,		Change from 2010
	2011	2010		2011	2010
Depreciation expense	$475	$804	$(329)	$1,689	$2,438	$(749)

The only material variance in depreciation expense for the periods presented above was a decrease in the depreciation of capitalized internal software development costs for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 of $491,000.

Other Loss, Net. Other loss, net for the three and nine months ended September 30, 2011 and 2010 is presented below (in thousands):

	Three months ended September 30,		Change from 2010	Nine months ended September 30,		Change from 2010
	2011	2010		2011	2010
Increase in fair value of earn-out contingent liability	$500	$—	$500	$2,000	$3,500	$(1,500)
Gain on contingency resolution	—	—	—	(1,500)	—	(1,500)
Interest income	(94)	(108)	14	(284)	(268)	(16)
Foreign currency exchange loss	4	38	(34)	11	41	(30)
Loss on disposal of fixed assets	11	636	(625)	16	932	(916)
Other	35	(73)	108	31	(53)	84

Other loss, net	$456	$493	$(37)	$274	$4,152	$(3,878)

The expense related to the increase in fair value of earn-out contingent liability for the periods presented above was to adjust the estimated contingent payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability recorded in the nine months ended September 30, 2011.

Income Tax Expense. We recorded income tax expense from continuing operations of $1.3 million and $4.9 million in the three and nine months ended September 30, 2011 respectively. We recorded income tax expense from continuing operations of $163,000 and $195,000 in the three and nine months ended September 30, 2010 respectively. In the three and nine months ended September 30, 2011, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible permanent differences and the reversal of a valuation allowance against deferred tax assets reversing during the period.

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

The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes for the three and nine months ended September 30, 2011 and 2010 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$—	$11,193	$16,894	$18,232

Loss from discontinued operations before taxes	$—	$(2,250)	$(3,506)	$(3,175)
Income tax benefit	—	221	1,253	234

Loss from discontinued operations, net of taxes	$—	$(2,029)	$(2,253)	$(2,941)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$—	$—	$(7,674)	$—

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

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the three and nine months ended September 30, 2011 and 2010 below (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,075	$(3,548)	$(1,280)	$(4,370)
Discontinued operations	—	2,029	9,927	2,941
Depreciation and amortization of intangible assets	1,633	4,754	6,190	12,503
Stock-based compensation	3,049	2,708	6,420	8,778
Other loss, net	456	493	274	4,152
Income tax expense	1,289	163	4,927	195

Adjusted EBITDA	$8,502	$6,599	$26,458	$24,199

We define non-GAAP income as income from continuing operations, determined in accordance with GAAP, excluding the effect of non-cash income taxes. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which are primarily comprised of U.S. federal net operating losses.

We believe that excluding the non-cash portion of income tax expense from our GAAP income from continuing operations provides meaningful supplemental information to investors and analysts regarding our performance and the valuation of our business because of our ability to offset a substantial portion of our cash tax liabilities by using these deferred tax assets. The majority of these deferred tax assets will expire if unutilized in 2020. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP income from continuing operations. A reconciliation of our non-GAAP income from continuing operations to income from continuing operations, which we believe to be the most comparable GAAP measure, is presented for the three and nine months ended September 30, 2011 and 2010 below (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,075	$(3,548)	$(1,280)	$(4,370)
Discontinued operations	—	2,029	9,927	2,941

Income (loss) from continuing operations	2,075	(1,519)	8,647	(1,429)
Non-cash income tax expense from continuing operations	1,221	—	4,613	—

Non-GAAP net income (loss)	3,296	(1,519)	13,260	(1,429)

Income from continuing operations - diluted	$0.05	$(0.04)	$0.23	$(0.04)
Non-cash income taxes per share - diluted	0.03	—	0.12	—

Non-GAAP income per share - diluted	$0.08	$(0.04)	$0.35	$(0.04)

For our non-GAAP measures Adjusted EBITDA and Non-GAAP net income, amounts previously disclosed have been revised to reflect the effect of classifying our Mercantila e-commerce business as discontinued operations.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of September 30, 2011, we had cash and marketable investments of $279.3 million, consisting of cash and cash equivalents of $59.8 million and available-for-sale short-term investments of $219.5 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, certificates of deposit, money market funds, and taxable municipal bonds. All of our financial instrument investments held at September 30, 2011 have minimal default risk and short-term maturities.

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

Cash Flows

Our net cash flows were comprised of the following for the nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Nine months ended September 30,
	2011	2010
Net cash provided by operating activities	$13,056	$25,995
Net cash provided (used) by investing activities	(123,734)	40,367
Net cash provided (used) by financing activities	21,632	(953)
Net cash used by discontinued operations	(6,794)	(13,124)

Net increase (decrease) in cash and cash equivalents	$(95,840)	$52,285

Net cash provided by operating activities. Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $13.1 million for the nine months ended September 30, 2011, consisting of our net loss of $1.3 million, non-cash charges of $24.8 million (primarily consisting of a loss on discontinued operations and the loss on the sale of discontinued operations, stock-based compensation expense, including stock-based compensation related to warrants, depreciation, and earn-out contingent liability adjustments), and changes in our operating assets and liabilities of $6.8 million (primarily consisting of increases in accounts payable and a decrease in prepaid expenses and other current assets). These increases were offset by cash provided by changes in our operating assets and liabilities of $15.8 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in accounts receivable and other receivables) and the resolution of a continent liability of $1.5 million.

Net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2010, consisting of our net loss of $4.4 million, non-cash charges of $26.7 million (primarily consisting of stock-based compensation expense, depreciation and amortization of intangible assets, amortization of premium on investments, a loss on discontinued operations, and loss on disposal of assets), and changes in our operating assets and liabilities of $13.0 million (primarily consisting of decreases in accounts receivable and prepaid expenses and other current assets). These increases were partially offset by cash used by changes in our operating assets and liabilities of $9.1 million (consisting of decreases in accounts payable and accrued expenses and other current and long-term liabilities).

Net cash used by investing activities. Net cash used by investing activities primarily consists of transactions related to our marketable investments, our business acquisition, and purchases of property and equipment.

Net cash used by investing activities was $123.7 million for the nine months ended September 30, 2011, primarily consisting of purchases of $204.8 million of marketable investments and purchases of property and equipment of $2.5 million. Partially offsetting cash used by investing activities were proceeds of $83.1 million from the maturities of our marketable investments and a decrease in other long-term assets of $409,000.

Net cash used by investing activities was $40.4 million for the nine months ended September 30, 2010, primarily consisting of purchases of $159.1 million of marketable investments, $8.0 million for the acquisition of Make The Web Better assets, and purchases of property and equipment of $1.6 million. Partially offsetting cash used by investing activities were proceeds of $156.0 million from the maturities of our marketable investments and $52.7 million from the sales of our marketable investments.

Net cash provided by financing activities. Net cash provided by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, the sale of common stock, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, excess tax benefits generated by stock-based award activity and earn-out payments for a business acquisition.

Net cash provided by financing activities totaled $21.6 million for the nine months ended September 30, 2011 and primarily consisted of cash proceeds of $16.7 million from the exercise of options and our employee stock purchase plan and $7.0 million from the sale of common stock. Partially offsetting cash provided by financing activities was $1.4 million in tax payments from shares withheld upon vesting of restricted stock units and $423,000 in earn-out payments from a business acquisition.

Net cash used by financing activities totaled $953,000 for the nine months ended September 30, 2010 and primarily consisted of $2.9 million in tax payments from shares withheld upon vesting of restricted stock units. Partially offsetting cash used by financing activities was cash proceeds of $2.2 million from the exercise of options and our employee stock purchase plan.

Net cash used by discontinued operations. Net cash used by discontinued operations consists of cash used in operating the Mercantila e-commerce business and the cash used in investing activities primarily related to the purchase and sale of the Mercantila e-commerce business.

Net cash used by operating activities attributable to discontinued operations totaled $6.2 million for the nine months ended September 30, 2011 and consisted of cash used by discontinued operations. Net cash used by the investing activities attributable to discontinued operations totaled $638,000 for the nine months ended September 30, 2011 and primarily consisted of net cash used in the sale of discontinued operations.

Net cash used by operating activities attributable to discontinued operations totaled $5.1 million for the nine months ended September 30, 2010 and consisted of cash used by discontinued operations. Net cash used by the investing activities attributable to discontinued operations totaled $8.0 million for the nine months ended September 30, 2011 and primarily consisted of net cash used to purchase operations that were discontinued.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the nine months ended September 30, 2011 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2010. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Recent Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for us as of January 1, 2012. Because this ASU impacts presentation only, and we already present our other comprehensive income consistent with the June 2011 guidance, it will have no effect on our financial condition, results of operations, or cash flows.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. If an entity determines that this is not the case, it is required to perform the currently prescribed two-step goodwill impairment test. The new guidance is effective for us beginning October  1, 2011.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2011 have not changed significantly from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In October 2011, the Company identified an error related to its accounting for goodwill that required the restatement of the consolidated financial statements for all periods from the second quarter of 2010 to the second quarter of 2011 (for further detail on this error and the restatements, see the Explanatory Note and Note 1 to our consolidated financial statements in Amendment No. 1 to our Annual Report for fiscal 2010 on Form 10-K/A filed on November 14, 2011). As a result of this error, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to a material weakness in our internal control over financial reporting, as further described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A, filed on November 14, 2011. The conclusion regarding the ineffectiveness of our disclosure controls and procedures is solely the result of this material weakness, and we expect that upon the remediation of this material weakness, our disclosure controls and procedures will be effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

Remediation of Material Weakness in Internal Control Over Financial Reporting

In October 2011, the Company reviewed the specific accounting judgments and conclusions resulting in the material weakness of internal controls over financial reporting, as further described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on November 14, 2011. As of the filing, management believes this control weakness has been remediated through strengthening controls over the application of GAAP with respect to business acquisitions and restating the affected financial statements in amended periodic filings.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.—Risk Factors

RISKS RELATED TO OUR BUSINESS

Most of our revenue is attributable to Google and Yahoo!, and the loss of, or a payment dispute with, either of these search customers (or any future significant search customer) would harm our business and financial results.

We rely on our ability to acquire rights to content from third-party content providers, who we refer to as search customers, and our future success in our search business is highly dependent upon our ability to maintain and renew relationships with these search customers. Google and Yahoo! jointly accounted for over 95% of our total revenues in the third quarter of 2011, with revenue from Google constituting a large majority of that amount, and we expect that concentration will continue. Google and Yahoo! compete with each other, and the way we do business with one of them may not be acceptable to the other, or to any of their competitors with whom we may also do business. Google and Yahoo! are also our competitors in search, and they have had relationships with some of our current and potential search distribution partners, and may, in the future, contract directly with some of our distribution partners to provide search services.

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

If a third-party content provider, including Yahoo! or Google, is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new search customer relationships, or expand our remaining search customer relationships, to replace the lost or disputed revenue. In addition, Yahoo! recently signed an agreement with Bing, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired, and our operations and financial performance may be materially impacted as a result.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In the third quarter of 2011, 81% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 49% and 46% of our total revenues through relationships with our top five distribution partners in the third quarter of 2011 and second quarter of 2011, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

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

An important component of our strategy for future growth is to identify and acquire new businesses or technologies. We had cash, cash equivalents, and short-term investments (“cash”) of approximately $279 million as of September 30, 2011 and we had approximately $788 million of net operating losses as of December 31, 2010 that may provide a tax benefit on our taxable income substantially through 2020. Thus, in addition to operating our current businesses, we have a growth strategy predicated on the expectation that we will deploy a significant portion of our assets, including cash, to acquire businesses or technologies, in an effort to, among other things, use some or all of our tax asset. However, we may be unable to identify acceptable targets for acquisition. Competition for acquisitions, especially acquisitions that will allow us to use our net operating losses, has been intense, and will likely continue to be intense in the future. As a result, even if we are able to identify an acquisition that we would like to complete, we may not be able to complete the acquisition on commercially reasonable terms.

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

The value of equity-based awards, including stock options, restricted stock units, and market stock units granted to employees may cease to provide sufficient incentive to retain our employees and to attract new talent.

Like many technology companies, we use stock options, restricted stock units, and other equity-based awards (such as market stock units, which are a form of share price performance-based restricted stock units granted under our 2011 long-term executive compensation plan) to recruit and retain senior level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options or does not increase significantly above the comparative index price for our market stock units, we may need to issue new equity-based awards in order to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs, or any other incentive programs, we undertake will be successful in motivating and retaining our employees.

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

The trading price of our common stock has been highly volatile. Between October 1, 2009 and September 30, 2011, our stock price ranged from $6.69 to $11.82. On, November 4, 2011, the closing price of our common stock was $8.59. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this Item 1A and the following, among others:

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

Although we generated net income in our last two years and in the first and third quarters of 2011, we have incurred net losses on an annual basis for all but five of the years since our inception, and as of September 30, 2011, we had an accumulated deficit of $1.0 billion. We may incur net losses in the future, including but not limited to losses resulting from our operations, loss on investments, the impairment of goodwill or other intangible assets, losses from acquisitions, restructuring charges, or expense related to stock-based compensation and other equity awards. There can be no assurance that we will be able to achieve and maintain consistent profitability in the future.

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

•

the mix of search revenue generated by our owned and operated web properties versus our distribution partners’ web properties (including the impact to our financial results from our acquisition of certain assets including web properties from Make The Web Better, a distribution partner, in April 2010);

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

If there is a change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our NOLs may be severely limited or potentially eliminated.

As of December 31, 2010, we had NOLs of approximately $788 million that will expire over a ten to twenty year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

We face intense competition in the search market, which is extremely competitive and rapidly changing. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in search customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Some of the companies we compete with in search are currently search customers of ours, the loss of any of which could harm our business. In addition, we may face increasing competition for search market share from new search startups, mobile search providers, and social media sites and applications. If we are unable to match or exceed our competitors’ marketing reach and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the search market and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

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

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s sale of unregistered securities in the third quarter was disclosed under Items 1.01 and 3.02 in a Current Report on Form 8-K filed on August 23, 2011.

Item 3.—Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

Item  4.—[Removed and Reserved]

Item 5.—Other Information

On November 9, 2011, the Company filed with the Delaware Secretary of State a Restated Certificate of Incorporation that combined into one document, pursuant to Section 245 of the Delaware General Corporation Law, the 2003 Restated Certificate of Incorporation, the 2009 Certificate of Amendment to the Certificate of Incorporation approved by the Company’s shareholders, and the Powers, Designations, Preferences and Rights of Series C Participating Preferred Stock. This Restated Certificate of Incorporation, a copy of which is attached to this Quarterly Report as Exhibit 3.1, supersedes all previous Certificate of Incorporation documents.

Also on November 9, 2011, immediately prior to filing the above-referenced Restated Certificate of Incorporation, the Company filed several documents with the Delaware Secretary of State for the purpose of (1) correcting inconsistencies in the 2003 Restated Certificate of Incorporation and the 2009 Certificate of Amendment and (2) eliminating the Series A and Series B Preferred Stock. The 2003 Restated Certificate of Incorporation and the 2009 Certificate of Amendment each contained a number of minor errors that were corrected by certificates of correction for each. In addition, pursuant to authorization from the Company’s Board of Directors to eliminate the Series A and Series B Preferred Stock, neither of which had any outstanding shares, the Company filed the Certificate of Elimination for the Series A and Series B Preferred Stock, a copy of which is attached to this Quarterly Report as Exhibit 3.2. The 2011 Restated Certificate of Incorporation attached as Exhibit 3.1 hereto was filed immediately after this Certificate of Elimination, and attached thereto is the Powers, Designations, Preferences and Rights of Series C Participating Preferred Stock. The Series C Preferred Stock, which was approved by the Company’s Board of Directors in 2002, is now the only series of preferred stock that remains authorized, though no shares are outstanding.

Effective November 13, 2011, Eric Emans’ title has changed from Interim Chief Financial Officer to Chief Financial Officer. The Company will report the specific terms of this change in a Current Report on Form 8-K within four business days of the change.

Item 6.—Exhibits

Exhibits filed or furnished herewith are listed in the accompanying Index to Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Eric M. Emans
Eric M. Emans
Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation				X

3.2	Certificate of Elimination for the Series A and Series B Preferred Stock				X

10.1	Securities Purchase Agreement between InfoSpace, Inc. and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.1

10.2	Warrant to Purchase Common Stock granted by InfoSpace, Inc. to Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.2

10.3	Stockholder Agreement between InfoSpace, Inc. and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.3

10.4*	Second Amendment to Employment Agreement between Eric M. Emans and InfoSpace, Inc. dated August 19, 2011				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under those sections.