Form 10-K
period 2011-12-31
INFOSPACE INC
filed 2012-03-09
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2011, based upon the closing price of Common Stock on June 30, 2011 as reported on the NASDAQ Global Select Market, was $271.1 million. Common Stock held by each officer and director has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2012, 39,772,852 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects, and those of the Internet industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors” and elsewhere in this report. You should not rely on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	Business

Overview

InfoSpace, Inc. (“InfoSpace,” “our,” or “we”) develops search tools and technologies that help consumers find content and information on the Internet. Our search solutions enable Internet users to locate and view content, information, merchants, individuals, and products online. We offer search services through our own web sites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the web sites of distribution partners. Partner versions of our web offerings are generally private-labeled and delivered in a customized manner that addresses the unique requirements of each distribution partner. Our search offerings differ from most other mainstream search services in that they utilize our “metasearch” technology that selects results from several search engines, including Google, Yahoo!, and Bing, among others, which serve as our content providers. Some content providers, such as Google and Yahoo!, pay us to distribute their content, and we refer to those providers as our Search Customers.

On January 31, 2012, we acquired TaxACT Holdings, Inc. and its subsidiary, 2nd Story Software, Inc., operator of the TaxACT income tax preparation business. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary data storage and financial services. The majority of TaxACT’s revenue is generated by the online service (at www.taxact.com), and as a highly seasonal business, almost all of that revenue is generated in the first four months of the calendar year. The TaxACT business is based in Cedar Rapids, Iowa, and operates as a separate business from our search operations. Because InfoSpace did not own TaxACT in 2011, financial results for TaxACT are not covered in this Annual Report on Form 10-K. Our Quarterly Report on Form 10-Q for the first quarter of 2012 will provide more information regarding the TaxACT business and will specify how our business will be separated into segments as a result of this acquisition.

We were founded in 1996 and are incorporated in the state of Delaware. Our principal corporate office is located in Bellevue, Washington. Our common stock is listed on the NASDAQ Global Select Market under the symbol “INSP.”

Search Revenue Sources

Our revenue is primarily derived from search content providers who provide paid search links for display as part of our search services. From these content providers, whom we refer to as our Search Customers, we license rights to certain search products and services, including both non-paid and paid search links. We receive revenues from our Search Customers when an end user of our web search services clicks on a paid search link that is provided by that Search Customer and displayed on one of our owned and operated web properties or displayed on the web property of one of our search distribution partners. Revenues are recognized in the period in which such paid clicks occur and are based on the amounts earned and remitted to us by our Search Customers for such clicks. We derive a significant portion of our revenue from a small number of Search Customers and we expect that this concentration will continue in the foreseeable future. Google and Yahoo! jointly accounted for more than 95% of our total revenues in 2011 and 2010, with Google accounting for the dominant majority of these revenues. If either of these Search Customers reduces or eliminates the services they provide to us or our distribution partners, or if either of these Search Customers is unwilling to pay us amounts they owe us, it could materially harm our business and financial results.

Our main Search Customer agreements are with Google and Yahoo!, which we recently extended. Our agreement with Yahoo! runs through December 31, 2013 and our agreement with Google runs through March 31, 2013, and may be extended through March 31, 2014 in our sole discretion, provided that we have not assigned this agreement to another party. Both Google and Yahoo! have requirements and guidelines regarding, and reserve certain rights of approval over, the use and distribution of their respective search products and services. The requirements and guidelines are frequently subject to differing interpretations by the parties and both Google and Yahoo! may modify certain requirements and guidelines of their agreements with us at their discretion. If Google or Yahoo! believe that we or our search distribution partners have failed to meet the requirements and guidelines promulgated under these Search Customer agreements, they may suspend or terminate our or our distribution partners’ use and distribution of such Search Customer’s search products and services, with or without notice, and in the event of certain violations, may terminate their agreements with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines.

Google and Yahoo! each make certain representations and warranties to us in the agreements regarding the content and operation of their search services, and we make certain representations and warranties in the agreements regarding our use and distribution of their search services. Under these agreements, the parties also provide for some indemnification relating to these representations and warranties: Google and Yahoo! provide certain indemnification with respect to ownership of the content and technology provided by their search services, and we provide certain indemnification with respect to our, and our distribution partners’, use and distribution of Google and Yahoo!’s search services.

Our partners for distribution of our online search services include internet service providers, web portals, and software application providers. We generated approximately 47%, 35%, and 42% of our online search revenues through relationships with our top five distribution partners in 2011, 2010, and 2009, respectively. Our agreements with many of our distribution partners come up for renewal in 2012 and 2013, and we plan to negotiate renewals for many of these agreements. In addition, some of our distributors have the right to terminate their agreements immediately in the event of certain breaches. We anticipate that our content and distribution costs for our relationships with our distribution partners will increase as revenues grow, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms. We also face competition from our Search Customers seeking to enter into content provider agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

For additional information on our search services and revenue, see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

Tax Preparation Revenue Sources

The TaxACT tax preparation business that we acquired on January 31, 2012 generates its revenue through three primary methods: the sale of ancillary and upgrade services to users of its federal and state income tax preparation software and online services, the sale of state income tax preparation services, and the sale of its professional edition income tax preparation software to professional tax preparers. TaxACT’s basic federal tax preparation software and services is “free for everyone”, meaning that any taxpayer can use the services to file his or her federal income taxes without paying for upgraded services. This free offer differentiates TaxACT from many of its competitors, and offers a valuable marketing position. TaxACT generates revenue from a percentage of these “free” users who choose to upgrade to ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, additional support, data archiving, a deferred payment option, and a bank card product. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of TaxACT’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Research and Development

We believe that our technology is essential to expand and enhance our products and services and maintain their attractiveness and competitiveness. Research and development expenses were $4.1 million in 2011, $6.0 million in 2010, and $5.6 million in 2009. These amounts exclude any amounts spent by 2nd Story Software, Inc. (TaxACT) on research and development prior to its acquisition by InfoSpace.

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

We hold multiple active trademark registrations in the United States and in various foreign countries, including some related to our new TaxACT business. We also have applied for registration of certain additional trademarks in the United States and in other countries, and will seek to register additional marks, as appropriate. We may not be successful in obtaining registration for these trademark applications or in maintaining the registration of existing marks. In addition, if we are unable to acquire and/or maintain domain names associated with those trademarks (for example, www.taxact.com, www.dogpile.com, www.webcrawler.com, www.metacrawler.com, and www.infospace.com), the value of our trademarks may be diminished.

We hold 8 U.S. patents. Our issued patents relate to online search, online advertisements, and location services, among others. We believe that the duration of the applicable patents is adequate relative to the expected lives of their impact on our services. We may initiate additional patent application activity in the future, but any such applications may not be issued, and, if issued, may be challenged or invalidated by third parties. In addition, issued patents may not provide us with any competitive advantages.

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

Competition

We face intense competition in both the search and tax preparation markets. Many of our competitors or potential competitors in both industries have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in Search Customer and distribution partner requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. In addition, we may face increasing competition for market share from new startups, mobile providers, and social media sites and applications. If we are unable to match or exceed our competitors’ marketing reach and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the search and tax preparation markets.

In the online search market, we face competition for various elements of our search business from multiple sources. In particular, Google, Yahoo!, and Bing (Microsoft) collectively control a significant majority of the consumer-facing online search market serviced by our owned and operated sites and those of our distribution partners. Each of these three companies provides search results to our search services in addition to competing for internet users. Our distribution partners also compete with us for internet users. We also compete with our Search Customers and other content providers for contracts with new and existing distribution partners. We believe that the primary competitive factors in the market for online search services are:

•	the ability to continue to meet the evolving information, content, and service demands of Internet users and our distribution partners;

•	the ability to offer our distribution partners competitive rates and comprehensive search and advertising content that they can effectively monetize;

•	the cost-effectiveness, reliability, and security of the search applications and services;

•	the ability to attract Internet users to search services in a cost effective way;

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

Our TaxACT business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block’s products and services. TaxACT must also compete with alternate methods of tax preparation, including “pencil and paper” do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as Jackson Hewitt, Liberty, and H&R Block. Finally, TaxACT faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. We believe that the primary competitive factors in the market for tax preparation software and services are:

•	the ability to continue to offer software and services that have quality and ease-of-use that are compelling to consumers;

•	the ability to market the software and services in a cost effective way;

•	the ability to offer ancillary services that are attractive to users; and

•	the ability to develop the software and services at a low enough cost to be able to offer them at a competitive price point.

Governmental Regulation

We face increasing governmental regulation in both our search and tax preparation businesses. U.S. and foreign governments have adopted or may in the future adopt, applicable laws and regulations addressing issues such as consumer protection, user privacy, security, pricing, age verification, content, taxation, copyrights and other intellectual property, distribution, advertising, and product and services quality. These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties. See the section entitled “Risk Factors” in Part I, Item 1A of this report for additional information regarding the potential impact of governmental regulation on our operations and results.

Seasonality

Our search revenue for our owned and operated metasearch properties is affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Revenue from our tax preparation online service and software is highly seasonal, with the significant majority of its annual revenue earned in the first four months of our fiscal year.

Employees

As of March 5, 2012, we had 198 full-time employees, including our TaxACT employees. None of our employees are represented by a labor union and we consider employee relations to be positive. There is significant competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Acquisitions and Dispositions

As noted above, on January 31, 2012, we acquired the TaxACT tax preparation business. On June 22, 2011, we sold our Mercantila e-commerce business. For further detail on our acquisition and disposition of these businesses, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7, of Part II of this report).

Company Internet Site and Availability of SEC Filings

Our corporate website is located at www.infospaceinc.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings and other reports filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Our SEC filings, as well as our Code of Conduct and Ethics and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Executive Officers of the Registrant

The following table sets forth certain information as of March 5, 2012 with respect to our executive officers:

Name	Age	Position
William J. Ruckelshaus	47	President, Chief Executive Officer, and Director
Eric M. Emans	38	Chief Financial Officer and Treasurer
Michael J. Glover	49	Vice President, Distribution and Business Development
JoAnn Z. Kintzel	46	President, 2nd Story Software, Inc. (TaxACT)
Travis J. McElfresh	41	Chief Technology Officer
Linda A. Schoemaker	48	General Counsel and Secretary

William J. Ruckelshaus became President and Chief Executive Officer of InfoSpace in November 2010 after serving as a director of InfoSpace since May 2007. Prior to joining InfoSpace, Mr. Ruckelshaus served variously as Chief Operating Officer and Chief Financial Officer of Audience Science, Inc. (formerly known as Revenue Science, Inc.), an Internet advertising technology and services company, from May 2006 to November 2010. From July 2002 to April 2006, he served as Senior Vice President, Corporate Development at Expedia, Inc., an online travel agency, where he oversaw Expedia’s mergers and acquisitions and led the corporate strategic planning effort. Mr. Ruckelshaus came to Expedia from Credit Suisse First Boston Technology Group, where he was a Director of Mergers & Acquisitions focusing on services, software, and Internet verticals. Mr. Ruckelshaus is a graduate of Princeton University and the University of Virginia Darden School of Business.

Eric M. Emans has served as InfoSpace’s Chief Financial Officer and Treasurer since August 2011. Before accepting these roles, Mr. Emans had served as InfoSpace’s Chief Accounting Officer, beginning in January 2008. Mr. Emans joined the Company as Corporate Controller in September 2006, but had previously held various positions at the Company from September 2003 to December 2005, including Manager, Revenue Assurance and Senior Manager, Finance. From December 2005 to September 2006, he served as Director, Mobile Operations, at Corbis Corporation, a provider of visual content and rights services. He began his career as an auditor at Deloitte & Touche LLP.

Michael J. Glover has served as InfoSpace’s Vice President, Distribution and Business Development since October 2008. Mr. Glover has held various positions in Business Development since joining InfoSpace in October 2000. From April 2008 to September 2008, he served as Vice President, Business Development. From April 2006 to March 2008, he served as Senior Director, Business Development, after serving as Director, Business Development from June 2004 to April 2006. From January 2004 to June 2004, he served as Senior Manager, Business Development, after serving as Business Development Manager from October 2000 to December 2003.

JoAnn Kintzel is president of InfoSpace’s subsidiary 2nd Story Software, Inc., operator of the TaxACT tax preparation software business. Ms. Kintzel has served as president of 2nd Story Software since June 2010, and upon the acquisition of 2nd Story Software by InfoSpace in January 2012, she became the principal operating executive of the TaxACT business. Prior to her appointment as President, Ms. Kintzel served as 2nd Story Software’s Chief Financial Officer and Chief Operating Officer, beginning in 2006. Prior to 2nd Story Software, Ms. Kintzel worked at AEGON USA Investment Management, a global life insurance and investment provider, as Vice President, Assistant Controller, and Senior Accounting Manager. Ms. Kintzel has a Bachelor of Science degree in accounting and business administration from Mount Mercy College.

Travis J. McElfresh has served as InfoSpace’s chief technology officer since September 2010. As previously announced, Mr. McElfresh’s employment with InfoSpace will end on March 23, 2012. From December 2008 to June 2010, Mr. McElfresh served as chief technology officer / vice president of product and engineering at 1Cast.com, a news and video service platform startup. From October 2003 to November 2008, Mr. McElfresh was at MSNBC.com as Vice President of Technology overseeing all areas of product development, software engineering, and web operations.

Linda A. Schoemaker has served as InfoSpace’s General Counsel and Secretary since June of 2011. Prior to joining InfoSpace, Ms. Schoemaker served as in-house counsel for Verdiem Corporation, a power management software company, from February 2009 to June 2011. Before Verdiem, she served as Senior Vice President, General Counsel, and Secretary for aQuantive, Inc., a digital marketing service and technology company, from February 2004 until its acquisition by Microsoft Corporation in August 2007. From December 2000 to February 2004, she served as Senior Vice President and General Counsel of Advanced Digital Information Corporation (ADIC), a manufacturer of tape libraries and storage management software. Before joining ADIC, Ms. Schoemaker was a partner in the law firm Perkins Coie LLP. Ms. Schoemaker is a graduate of Harvard University and the University of Michigan Law School.

ITEM 1A.	Risk Factors

Most of our search revenue is attributable to Google and Yahoo!, and the loss of, or a payment dispute with, either of these Search Customers (or any future significant Search Customer) would harm our business and financial results.

We rely on our ability to acquire rights to content from third-party content providers, who we refer to as Search Customers, and our future success in our search business is highly dependent upon our ability to maintain and renew relationships with these Search Customers. Google and Yahoo! jointly accounted for over 95% of our total revenues in 2011, 2010, and 2009, with revenue from Google constituting the dominant majority of that amount, and we expect that concentration will continue for our search business. Google and Yahoo! compete with each other, and the way we do business with one of them may not be acceptable to the other, or to any of their competitors with whom we may also do business. Google and Yahoo! are also our competitors in search, and they have had relationships with some of our current and potential search distribution partners, and may, in the future, contract directly with some of our distribution partners to provide search services.

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

If a third-party content provider, including Yahoo! or Google, is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer to the extent we were unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. In addition, Yahoo! has entered into an agreement with Bing, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired, and our operations and financial performance may be materially impacted as a result.

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

A substantial portion of our search revenue is dependent on our relationships with a small number of distribution partners who distribute our search services, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2011, 79% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 47%, 35%, and 42% of our total revenues through relationships with our top five distribution partners in 2011, 2010, and 2009, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

Our agreements with many of our distribution partners come up for renewal in 2012 and 2013. In addition, some of our distributors have the right to immediately terminate their agreements in the event of certain breaches. Such agreements may be terminated, may not be renewed, or may not be renewed on favorable terms, any of which could adversely impact our business and financial results. We anticipate that our distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenue grows, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

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

Our financial and operating results will suffer if we are unsuccessful in integrating the TaxACT business or any future acquisitions. If we are successful in acquiring new businesses or technologies, they may not be complementary to our current operations or leverage our current infrastructure and operational experience.

The successful integration of newly-acquired or developed businesses or technologies, including TaxACT and any future acquisitions, into InfoSpace is critical for our success. If we are successful in identifying and acquiring targets, those targets may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience. In addition, any acquisitions or developments of businesses or technologies may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. For example, our May

2010 purchase of the Mercantila business did not meet our expectations and, as a result, we sold that business for a loss in June 2011.

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

Developing or acquiring a business or technology, and then integrating it into InfoSpace, will be complex, time consuming, and expensive. For example, the successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and, in the case of an acquisition, the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. Moreover, there can be no assurance that the short- or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

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

Our data centers could be susceptible to damage or disruption, which could have a material adverse effect on our business. We provide our own data center services for our search business from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business currently has one data center location and while there is redundancy and disaster recovery within that data center, there are no second-site redundancy or disaster recovery options. We are in the process of evaluating a second site and additional disaster recovery capability, and if the current data center suffers an interruption before such additional capabilities come on line, our TaxACT business will suffer, particularly if such interruption occurs during the “tax season” of January to April. Our systems and operations could be damaged or interrupted by fire, flood, earthquakes, or other natural disasters, power loss, telecommunications failure, Internet breakdown, break-in, or other events beyond our control. We could face significant damage as a result of these events, and our business interruption insurance may not be adequate to compensate us for all the losses that may occur. In addition, such third-party co-location facilities and data center systems use sophisticated equipment, infrastructure, and software that may contain bugs or suffer outages that could interrupt service. During the period in which service is unavailable, we will be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide services through our data centers. For these reasons, our business and financial results could be materially harmed if our systems and operations are damaged or interrupted, including if we are unable to develop, or if we or our third-party co-location facility providers are unable to successfully manage, the infrastructure necessary to meet current or future demands for reliability and scalability of our systems.

If the volume of traffic to our infrastructure increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party co-location facility providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints which may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our services or we fail to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

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

We collect and retain certain sensitive personal data. Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. As part of our search services, we receive, retain, and transmit certain personal information about our website visitors, using technology and networks provided by third parties to provide the security and authentication used to transmit confidential information, including payment information. Subscribers to some of our search services are required to provide information that may be considered to be personally identifiable or private information.

We are subject to laws, regulations, and industry rules, relating to the collection, use, and security of user data. We expect regulation in this area to increase. As a result of such new regulation, our current data protection policies and practices may not be sufficient and may require modification. The ability to execute transactions and the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, our compliance requirements and costs may increase. We have incurred—and may continue to incur—significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers develop and deploy viruses, worms and other malicious software programs that may attack our offerings. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because hackers tend to focus their efforts on the more popular programs and offerings and we expect them to continue to do so. If hackers were able to circumvent our security measures, or if we were unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, we may lose personal information. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.

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

Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel. Qualified personnel with experience relevant to our businesses are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting or expanding our businesses. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.

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

The trading price of our common stock has been highly volatile. Between January 1, 2010 and December 31, 2011, our stock price ranged from $6.69 to $11.82. On March 5, 2012, the closing price of our common stock was $12.03. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this Item 1A and the following, among others:

•	actual or anticipated variations in quarterly and annual results of operations;

•

announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts, new Search Customers, new distribution partner relationships, or other business developments by us, our Search Customers, distribution partners, or competitors;

•	conditions or trends in the search services market;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	net losses we may incur in any quarter or quarters;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation and similar matters.

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

Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or business purposes, we may need to change or postpone such acquisitions or business purposes or find alternative financing for such acquisitions or business purposes, if available. We may seek additional funding through public or private financings or other arrangements prior to such time. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in markets in which we operate and from which we generate revenues, and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

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

•	the inability of our TaxACT business to meet our expectations;

•	the extreme seasonality of our TaxACT business and the resulting large quarterly fluctuation in our revenues;

•	our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•

the mix of search revenue generated by our owned and operated web properties versus our distribution partners’ web properties (including the impact to our financial results from our acquisition of certain assets including web properties from Make The Web Better, a distribution partner, in April 2010);

•	the mix of revenues generated by our search business versus other businesses we develop or acquire;

•	our ability to attract and retain quality traffic for our search services;

•	litigation expenses, including but not limited to settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our Search Customers, or our distribution partners;

•	increases in the costs or availability of content for our search services;

•	additional restructuring charges we may incur in the future;

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

As of December 31, 2011, we had NOLs of approximately $785.1 million that will expire over a ten to fifteen year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

Our TaxACT business incurred $100 million in debt as part of our acquisition of that business, and we may incur other debt in the future, which may adversely affect our financial condition and future financial results.

Our subsidiary, 2nd Story Software, Inc., operator of the TaxACT business, incurred $100 million in debt as part of our acquisition of that business. This debt is non-recourse debt that is guaranteed by InfoSpace’s subsidiary, and 2nd Story’s direct parent, TaxACT Holdings, and is not guaranteed by InfoSpace, Inc. This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing TaxACT’s vulnerability to downturns in our business, to competitive pressures, and to adverse economic and industry conditions;

•

requiring the dedication of a portion of our expected cash from TaxACT’s operations to service this indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions;

•	requiring cash infusions from InfoSpace to the TaxACT business if TaxACT is unable to meet its debt obligations, and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

This credit facility imposes restrictions on TaxACT, including restrictions on TaxACT’s ability to create liens on its assets and on our ability to incur indebtedness, and require TaxACT to maintain compliance with specified financial ratios. TaxACT’s ability to comply with these ratios may be affected by events beyond its control. In addition, this credit facility includes covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. In addition, this debt, and our ability to repay it, may negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.

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

The tax preparation market is very competitive, and failure to effectively compete will adversely affect our financial results.

Our TaxACT business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block’s product and service. TaxACT must also compete with alternate methods of tax preparation, including “pencil and paper” do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as Jackson Hewitt and H&R Block. Finally, TaxACT faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. Our financial results will suffer if we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost effective way; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point.

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.

The online service and software industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors offer new and enhanced products and services every year, and customer expectations change as a result. We must successfully innovate and develop new products and features to meet changing customer needs and expectations. We need to continue to develop our skills, tools, and capabilities to capitalize on existing and emerging technologies, which require us to devote significant resources.

The number of people who access products and services through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as tablets, has increased dramatically in the past few years. We have limited experience to date in developing products and services for users of these alternative devices, and the versions of our products and services developed for these devices may not be compelling to users. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and technologies that are compatible with these alternative devices, of if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business. In addition, such new products and services may not succeed in the marketplace, resulting in lost market share, wasted development costs, and damage to our brand.

The seasonality of our tax preparation business requires a precise development and release schedule and any delays or issues with accuracy or quality may damage our reputation and harm our future financial results.

Our tax preparation software and online service must be ready to launch in final form near the beginning of each calendar year to take advantage of the full tax season. We must update the code for our software and service each year to account for annual changes in tax laws and regulations. Delayed and unpredictable changes to federal and state tax laws and regulations can cause an already tight development cycle to become even more challenging. We must develop our code on a precise schedule that both incorporates all such changes and ensures that the software and service are accurate. If we are unable to meet this precise schedule and we launch our software and service late, we risk losing customers to our competitors. If we cannot develop our software with a high degree of accuracy and quality, we risk errors in the tax returns that are generated. Such errors could result in loss of reputation, lower customer retention, or legal fees and payouts related to the warranty on our software and service.

Business interruption or failure of our information technology and communication systems may impair the availability of our products and services, which may damage our reputation and harm our future financial results.

We are dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers. We do not have redundancy for our systems, many of our critical applications reside only in our sole internal data center, and our disaster recovery planning may not account for all eventualities. We are in the process of updating our data center capabilities and the supporting information technology infrastructure to meet our customers’ expectations for continuous service availability. Any difficulties in upgrading these applications or infrastructure or failure of our systems or those of our service providers may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Any prolonged interruptions at any time may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition, and results of operations. If we do not execute the transition to the new data centers in an effective manner, we may experience unplanned service disruptions or unforeseen increases in costs which may harm our operating results and our business. We do not maintain real-time back-up of all our data, and in the event of significant system disruption we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results.

Our business operations, data center, information technology, and communications systems are vulnerable to damage or interruption from natural disasters, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. Our future financial results may be materially harmed in the event of a major natural or man-made disaster.

We rely on internal systems and external systems maintained by manufacturers, distributors and other service providers to take and fulfill customer orders, handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems may prevent us or our service providers from accepting and fulfilling customer orders or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and expand our network security and other information systems as well as our high-availability capabilities may be costly, and problems with the design or implementation of system enhancements may harm our business and our results of operations.

Our hosting, collection, use, and retention of personal customer information and data create risk that may harm our business.

Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Some of this personal customer information is held by third parties vendors that process certain transactions. In addition, as many of our products and services are Web-based, the amount of data we store for our users on our servers (including personal information) has been increasing and will continue to increase as we further evolve our businesses. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information. However, individuals or third parties, including employees, contractors, temporary workers, vendors, business partners, or hackers, may be able to circumvent these security and business measures.

If we are unable to develop, manage and maintain critical third party business relationships, our business may be adversely affected.

Our growth is dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, licensing partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems, and infrastructure. In certain instances, these third party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.

In particular, we have relationships with banks, credit unions or other financial institutions, both as customers and as suppliers of certain critical services we offer to our other customers. If any of these institutions fail, consolidate, stop providing certain services, or institute cost-cutting efforts, our results may suffer and we may be unable to offer those services to our customers.

We may be unable to effectively adapt to changing government regulations, which may harm our operating results.

The tax preparation business is heavily regulated and is subject to significant new and revised regulations. The application of these laws and regulations to our businesses is often unclear and compliance with these regulations may involve significant costs or require changes to our business practices that result in reduced revenue. Any changes that we may incur as a result of any such regulations may not be sustained over time depending on a number of factors, including market and industry reactions to such regulations. We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.

In order to meet regulatory standards, we may be required to increase investment in compliance and auditing functions or new technologies. In addition, government authorities may enact other laws, rules or regulations that place new burdens or restrictions on our business or determine that our operations are directly subject to existing rules or regulations, such as requirements related to data collection, use, transmission, retention, processing and security, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results.

If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.

Our TaxACT business processes a significant volume and dollar value of transactions on a daily basis. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that fraudulent activity may affect our services. In addition to any direct damages and fines that any such problems may create, which may be substantial, a loss of confidence in our controls may seriously harm our business and damage our brand. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes we may be unable to process customer data in an accurate, reliable, and timely manner, which may harm our business.

Unanticipated changes in income tax rates, deduction types, or the taxation structure may affect our future financial results.

Changes in the way that the state and federal governments structure their taxation regimes may affect our results. The introduction of a simplified or flattened taxation structure may make our services less necessary or attractive to individual filers. We also face risk from the possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures causes us to lose market share, our results may suffer.

Our business depends on our strong reputation and the value of our brands.

Developing and maintaining awareness of our TaxACT and related brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to our TaxACT business, our employees, our vendors, or our partners may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal corporate office is located in Bellevue, Washington. We provide data center services for our search operations from third-party co-location facilities located in Tukwila, Washington and Reston, Virginia. The headquarters and data center facility for our TaxACT business is in Cedar Rapids, Iowa. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near-term needs.

ITEM 3.	Legal Proceedings

See “Note 7: Commitments and Contingencies” of the Notes to Consolidated Financial Statements (Item 8, of Part II of this report) for information regarding legal proceedings.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “INSP.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$8.89	$7.94
Second Quarter	$9.39	$8.31
Third Quarter	$9.81	$8.36
Fourth Quarter	$11.76	$8.04
Fiscal year ended December 31, 2010:
First Quarter	$11.82	$9.08
Second Quarter	$11.34	$7.52
Third Quarter	$8.73	$6.69
Fourth Quarter	$9.18	$7.63

On March 5, 2012, the last reported sale price for our common stock on the NASDAQ Global Select Market was $12.03 per share.

Holders

As of March 5, 2012, there were 457 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

There were no dividends paid in 2010 or 2011. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Set forth below is a line graph comparing the cumulative total stockholder return of our common stock to the cumulative total return of (i) the NASDAQ Index and (ii) the NASDAQ Computer Index for the five-year period ending on December 31, 2011, in all cases assuming the full reinvestment of dividends.

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

	Years ended December 31,
	2011 (1)	2010 (1)	2009 (1)	2008 (1)	2007 (1)(2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$228,813	$214,343	$207,646	$156,727	$140,537
Cost of sales	154,962	138,995	136,623	87,130	70,059

Gross profit	73,851	75,348	71,023	69,597	70,478

Expenses and other income:
Engineering and technology	7,158	8,471	9,129	13,846	13,940
Sales and marketing	21,510	28,145	25,378	24,644	29,494
General and administrative	21,542	32,843	23,617	24,228	105,197
Depreciation	2,162	3,138	3,283	3,264	2,680
Restructuring (3)	—	—	—	17	9,590
Other, net	—	—	—	(1,897)	(3,248)
Loss on investments, net (4)	—	—	4,714	28,520	2,117
Other loss (income), net (5)	1,246	(15,247)	(2,682)	(7,149)	(18,226)

Total expenses and other income	53,618	57,350	63,439	85,473	141,544

Income (loss) from continuing operations before income taxes	20,233	17,998	7,584	(15,876)	(71,066)
Income tax benefit (expense) (5)(6)	11,288	(8,725)	(181)	(598)	(13,409)

Income (loss) from continuing operations	31,521	9,273	7,403	(16,474)	(84,475)
Discontinued operations (7):
Loss from discontinued operations, net of taxes	(2,253)	(4,593)	—	(1,455)	(25,246)
Gain (loss) on sale of discontinued operations, net of taxes	(7,674)	—	—	(770)	131,454

Net income (loss)	$21,594	$4,680	$7,403	$(18,699)	$21,733

Basic income (loss) per share:
Income (loss) from continuing operations	$0.83	$0.26	$0.21	$(0.48)	$(2.59)
Loss from discontinued operations	(0.06)	(0.13)	—	(0.04)	(0.77)
Gain (loss) on sale of discontinued operations	(0.20)	—	—	(0.02)	4.03

Basic net income (loss) per share	$0.57	$0.13	$0.21	$(0.54)	$0.67

Shares used in computing basic income (loss) per share	37,954	35,886	34,983	34,415	32,640
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.82	$0.25	$0.21	$(0.48)	$(2.59)
Loss from discontinued operations	(0.06)	(0.12)	—	(0.04)	(0.77)
Gain (loss) on sale of discontinued operations	(0.20)	—	—	(0.02)	4.03

Diluted net income (loss) per share	$0.56	$0.13	$0.21	$(0.54)	$0.67

Shares used in computing diluted income (loss) per share	38,621	36,829	35,431	34,415	32,640

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$293,551	$253,736	$226,397	$205,444	$574,817
Working capital	281,873	242,440	219,475	182,733	163,422
Total assets	395,139	352,720	322,216	291,133	671,424
Total stockholders’ equity	355,105	301,771	279,835	262,324	266,050

Special dividend announced	Special dividend paid	Special dividend amount per share	Total dividends (in thousands)
May 2, 2007	May 28, 2007	$6.30	$208,203
November 14, 2007	January 8, 2008	$9.00	$299,296

(1)	We expense the fair value of awards of equity instruments as stock-based compensation expense over the period in which the award vests. Operating expenses include stock-based compensation expense allocated as follows (in thousands):

	Years ended December 31,
	2011	2010	2009	2008	2007
Cost of sales	$286	$461	$535	$1,043	$1,057
Engineering and technology	821	1,298	1,423	3,373	2,081
Sales and marketing	1,002	2,631	2,038	3,934	8,171
General and administrative	5,579	9,528	6,572	5,954	22,749
Restructuring	—	—	—	—	670
Discontinued operations	(159)	833	—	—	15,089

Total	$7,529	$14,751	$10,568	$14,304	$49,817

(2)	In 2007, we recorded $56.2 million of employee expenses from continuing operations related to the cash distributions to shareholders. The expense was allocated as follows: $349,000 to cost of sales, $1.8 million to engineering and technology, $6.8 million to sales and marketing, and $47.3 million to general and administrative.
(3)	In 2007, we recorded restructuring charges of $9.6 million, comprised of $8.0 million of employee separation costs, $831,000 of losses on contractual commitments, and $670,000 of stock-based compensation expense.
(4)	In 2009, 2008, and 2007, we recorded other-than-temporary impairment charges of $5.4 million, $24.3 million, and $2.2 million, respectively, related to available-for-sale investments that we purchased for $40.4 million, became illiquid in 2007, and were sold for net proceeds of $9.2 million in 2009.
(5)	In 2010, we recorded a $19.0 million net gain on a litigation settlement. The net gain allowed us to use a portion of our net operating loss carryforwards resulting in a net income tax expense of $6.6 million.
(6)	In 2011, we recorded a reversal of $18.9 million of the valuation allowance related to our deferred tax assets. In 2007, we recorded a full valuation allowance related to our deferred tax assets.
(7)	We completed the sale of our e-commerce business on June 22, 2011, and operating results of this business has been presented as discontinued operations for 2011 and 2010. We completed the sale of our directory business on October 31, 2007 and the sale of our mobile business on December 28, 2007. The operating results and gains (losses) from the sales of these businesses have been presented as discontinued operations for 2008 and 2007.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Selected Consolidated Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

InfoSpace’s 2011 revenues were primarily generated by our search business. Using our metasearch technology and relationships with major search content providers, we offer web search products both directly to consumers and through our network of distribution partners. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our Search Customers (as defined below) to continually improve the user experience. Revenue from our search business is primarily generated when end users of our services click on paid search results from our own branded websites or those of our distribution partners. These paid search results are provided to us by some of our search content providers, primarily Google and Yahoo!, who share the revenue generated by those paid clicks with us. We refer to those providers as our Search Customers.

Our search business consists of our owned and operated web properties and our distribution business, which provides search services to the web properties of our network of distribution partners. We use the term “properties” to refer to the methods used by end users to access our search services, which are typically websites and downloadable applications belonging to us or our distribution partners. Our owned and operated web properties such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, offer search services directly to consumers. Our distribution business, which constitutes a growing percentage of our search business and contributed 79% of our revenue in 2011, provides search services through the web properties of distribution partners. Partner versions of our web offerings are generally private-labeled and delivered with each distribution partner’s unique requirements.

We generate revenue when an end user of our services clicks on a paid search link provided by a Search Customer and displayed on one of our owned and operated web properties or on a distribution partner’s web property. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks. Revenues from Google and Yahoo! jointly account for over 95% of our total revenues for both 2011 and 2010, with Google providing the dominant majority of that amount.

On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, one of our search distribution partners. This purchase contributed $8.2 million (or 18%) to our search revenue generated through our owned and operated properties in 2011. In 2010, this purchase contributed $16.4 million (or 26%) to our search revenue generated through our owned and operated properties and, because Make The Web Better had been a distribution partner in 2010, there was a corresponding decrease of $9.4 million in distribution revenue from 2010 to 2011. As we anticipated at the time of this purchase, the revenue generated by the operation of the acquired Make The Web Better assets has steadily declined since we acquired them, as the end-user base of those assets continues to decrease, revenue will decline by 20% to 25% in each quarter when compared to the prior quarterly period.

Our ability to increase our revenue generated from distribution partners depends on growth in the revenues generated by our existing distribution partners’ web properties and the addition of new distribution partners who can successfully generate revenue. Revenue from distribution partners may be affected by the quality of the search traffic provided by those distribution partners and in previous periods, revenue from certain distribution partners has been adversely affected by our determination that certain search traffic did not meet our minimum standards of quality or the guidelines of our Search Customers, who may require certain of our distribution partners to alter the tactics they use to acquire end-users. In an effort to drive quality traffic to our Search Customers, we continue to invest in research and development to expand the online search services we offer on our owned and operated web properties and those of our distribution partners.

In recent periods (excluding the revenue from the Make The Web Better purchased assets) we experienced an overall decline in revenue generated through our owned and operated properties. This trend is a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites. The impact of this trend is partially offset by higher fees earned from our Search Customers for these paid clicks. Our ability to increase our online search services revenue in our metasearch engine sites relies in part on our ability to attract end users to these properties and retain them by providing a satisfying search experience. Revenue from our metasearch engine sites (such as Dogpile.com) accounted for 56% and 53% of overall owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for 2011 and 2010, respectively. Further offsetting the impact of the overall negative trend is the revenue we are generating through our online direct marketing initiatives, which in the most recent two years has been higher than we have seen historically. Revenue growth for our online direct marketing initiatives is dependent on our ability execute to an expected return on our online direct marketing expenditures. Revenue from our online direct marketing initiatives accounted for 44% and 47% of owned and operated revenue (excluding revenue from the Make The Web Better purchased assets) for 2011 and 2010, respectively.

On January 31, 2012, we acquired TaxACT Holdings, Inc. and its subsidiary, 2nd Story Software, Inc., operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The TaxACT business consists of tax preparation software for individuals and professional tax preparers, an online tax preparation service for individuals, and ancillary data storage and financial services. Because InfoSpace did not own TaxACT in 2011, financial results for TaxACT are not covered in this Annual Report on Form 10-K. The TaxACT acquisition was funded from our cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn).

On May 10, 2010, we acquired certain assets from Mercantila, Inc., which became our Mercantila online retail business. On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. after our management determined that the long-term prospects for the financial performance of Mercantila were not meeting our expectations and that retaining the Mercantila business did not fit within our strategy. The results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in this Annual Report on Form 10-K.

We are currently focused on the following areas: improving the search services offered to our distribution partners and through our owned and operated properties, maintaining our current distribution partners and adding new distribution partners, and seeking opportunities to use our resources to acquire and integrate new businesses and assets. Within our search business, engineering, operations, and product management personnel remain paramount to our ability to deliver high quality search services, enhance our current technology, and increase our distribution network. As a result, we expect to continue to invest in our workforce and research and development operations. Additionally, we may seek to use our cash and short-term available-for-sale investments to acquire businesses and other assets, including businesses that may not be related to search or tax preparation.

Overview of 2011 Operating Results

The following is an overview of our operating results for the year ended December 31, 2011 compared to the prior year. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2011, 2010, and 2009, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Because InfoSpace did not own the TaxACT business until January 31, 2012, financial results for TaxACT are not included in our operating results for the years presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the years ended December 31, 2011 and 2010 in total dollars (in thousands) and as a percentage of segment revenue are presented below.

	Years ended December 31,
	2011		2010
Revenues	$228,813		$214,343
		% of revenues		% of revenues

Gross profit	$73,851	32.2%	$75,348	35.2%
Net income	$21,594	9.4%	$4,680	2.2%
Adjusted EBITDA (1)	$36,623	16.0%	$32,462	15.1%
Search Revenue:
Revenue from distribution partners	$181,553	79%	$146,919	69%
Revenue from existing distribution partners (launched prior to the then-current year)	$169,745	74%	$143,731	67%
Revenue from new distribution partners (launched during the then-current year)	$11,808	5%	$3,188	2%
Revenue from Make The Web Better – distribution partner	$—	0%	$9,442	4%
Revenue from owned and operated properties	$46,800	20%	$63,384	30%
Revenue from online direct marketing initiatives on owned and operated web properties	$17,090	7%	$22,146	10%
Revenue from metasearch properties excluding Make The Web Better	$21,502	9%	$24,818	12%
Revenue from Make The Web Better – owned and operated	$8,208	4%	$16,420	8%

(1)	Adjusted EBITDA is a non-GAAP measure, defined below in “Non-GAAP Financial Measures.”

Search revenue excludes revenue from early-stage business initiatives, which was de minimis for 2011. Revenue increased from 2010 to 2011 due to growth in revenue from our distribution partners. This growth was partially offset by declining revenue from our owned and operated properties. We generated 47% and 35% of our search revenue through our top five distribution partners for 2011 and 2010, respectively. The web properties of our top five distribution partners for 2011 generated 32% of our search revenue for 2010.

The decrease in gross profit as a percent of search revenue, for 2011 as compared to 2010, was primarily due to an increase in revenue generated through the web properties of our distribution partners, with whom we share our search revenue, and a decrease in revenue generated through our owned and operated properties. We expect the trend of decreasing gross profit to continue, primarily driven by continued growth in the revenues generated by distribution partners.

The decrease in operating expenses, for 2011 as compared to 2010, was primarily due to a decrease of $4.1 million in online direct marketing expense associated with traffic acquisition, a decrease of $3.9 million in stock-based compensation primarily due to accelerating the vesting of equity awards to a departed executive in 2010, a decrease of $3.7 million in general and administrative legal and professional service fees, and a decrease of $4.1 million in executive severance pay.

In 2011 and 2010, we recorded expense in other loss (income), net, of $3.0 million and $5.0 million, respectively, to adjust the estimated earn-out payments to be made related to our acquisition of the Make The Web Better assets. In 2010, we received proceeds from the settlement of a shareholder derivative action against current and former officers and directors of the Company and recorded a net gain in other loss (income), net, of $19.0 million and income tax expense of $8.7 million, primarily related to the settlement.

Historical Results of Operations

Our net income for 2011 was $21.6 million and for the years 2011, 2010, and 2009 cumulative net income was $33.7 million.

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years ended December 31,			Years ended December 31,
	2011	2010	2009	2011	2010	2009
	(in thousands)			(as a percent of revenues)
Total revenues	$228,813	$214,343	$207,646	100.0%	100.0%	100.0%
Total cost of sales	154,962	138,995	136,623	67.8	64.8	65.8

Gross profit	73,851	75,348	71,023	32.2	35.2	34.2

Operating expenses and other income:
Engineering and technology	7,158	8,471	9,129	3.1	4.0	4.4
Sales and marketing	21,510	28,145	25,378	9.4	13.1	12.2
General and administrative	21,542	32,843	23,617	9.4	15.3	11.4
Depreciation	2,162	3,138	3,283	0.9	1.5	1.6
Loss on investments, net	—	—	4,714	0.0	0.0	2.3
Other loss (income), net	1,246	(15,247)	(2,682)	0.6	(7.1)	(1.3)

Total expenses and other loss (income)	53,618	57,350	63,439	23.4	26.8	30.6
Income from continuing operations before income taxes	20,233	17,998	7,584	8.8	8.4	3.6
Income tax benefit (expense)	11,288	(8,725)	(181)	4.9	(4.1)	—

Income from continuing operations	31,521	9,273	7,403	13.7	4.3	3.6
Loss from discontinued operations, net of taxes	(2,253)	(4,593)	—	(1.0)	(2.1)	0.0
Loss on sale of discontinued operations, net of taxes	(7,674)	—	—	(3.3)	0.0	0.0

Net income	$21,594	$4,680	$7,403	9.4%	2.2%	3.6%

Results of Operations for 2011, 2010, and 2009

Revenues.    Revenues for the years ended December 31, 2011, 2010, and 2009 are presented below (in thousands):

	2011	Change	2010	Change	2009
Revenues	$228,813	$14,470	$214,343	$6,697	$207,646

The increase in revenues for 2011 as compared to 2010 was due to increases in revenue generated by our distribution partners, which was partially offset by a decline in revenue from our owned and operated web properties. Revenue from existing distribution partners increased in 2011 as compared to 2010 by $26.0 million and revenue from new distribution partners (launched during the year) in 2011 as compared to 2010 increased by $8.6 million, but these trends were offset by a decline of $9.4 million from existing distribution partner Make The Web Better as we acquired its search revenue generating assets on April 1, 2010.

The decrease of $16.6 million in revenue generated by our owned and operated properties for 2011 as compared to 2010 was primarily due to the operation of the acquired Make The Web Better assets, which generated $8.2 million of revenue as an owned and operated web property in 2011, down from $16.4 million in 2010. There was also a decrease in revenue of $5.1 million from our online direct marketing initiatives and an overall decline in revenue generated through our owned and operated metasearch engine sites, (excluding the revenue from the Make The Web Better purchased assets). This trend was a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites, partially offset by higher fees earned from our Search Customers for these paid clicks.

The increase in revenues for 2010 as compared to 2009 was due to increases in revenue from our owned and operated web properties and partially offset by a decline in revenue generated by our distribution partners. Revenue from existing distribution partners increased in 2010 as compared to 2009 by $6.0 million, but this trend was offset by a decline of $21.5 million from existing distribution partner Make The Web Better as we acquired its search revenue generating assets on April 1, 2010. Additionally, revenue from new distribution partners (launched during the year) in 2010 as compared to 2009 declined by $15.8 million.

The increase of $13.8 million in revenue generated by our owned and operated properties for 2010 as compared to 2009 was primarily due to the operation of the acquired Make The Web Better assets, which generated $16.4 million of revenue as an owned and operated web property in 2010, and revenue growth of $3.5 million from our online direct marketing initiatives. Partially offsetting such increases was an overall decline in revenue generated through our owned and operated metasearch engine sites, excluding the revenue from the Make The Web Better purchased assets. This trend was a result of fewer retained users on our metasearch engine sites and, therefore, fewer paid clicks from these sites, partially offset by higher fees earned from our Search Customers for these paid clicks.

For 2011, 80% of our search revenue was generated through our search distribution partners’ web properties, compared to 70% and 76% of our search services revenue, respectively, generated through our search distribution partners’ web properties in 2010 and 2009. During the first half of 2010, we discontinued the syndication of our search results to certain distribution partners who we deemed to be delivering low quality clicks. Those discontinuations had a material negative impact on our revenues for the first half of 2010. We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent a significant portion of our online search services revenues for the foreseeable future.

In 2011, development-stage business initiatives represented less than 1% of total revenue.

Seasonality    Our search revenue for owned and operated metasearch properties is affected by seasonal fluctuations in Internet usage, which generally declines in the summer months. Our tax preparation software and online service will be affected by seasonal fluctuations, with the significant majority of its annual revenue earned in the first four months of our fiscal year.

Cost of sales    Cost of sales consists of distribution and content costs related to revenue sharing arrangements with our search distribution partners and usage-based content fees, amortization of acquired intangible assets, and certain costs associated with the operation of the data centers that serve our search business, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense) and bandwidth costs, and depreciation. Additionally, cost of sales includes costs directly identifiable to our development-stage business initiatives. Cost of sales in total dollars (in thousands) and as a percentage of associated and total revenues for the years ended December 31, 2011, 2010, and 2009 are presented below:

	2011	Change	2010	Change	2009
Distribution and content	$143,880	$27,824	$116,056	$(9,546)	$125,602
Amortization of acquired intangible assets	2,595	(6,602)	9,197	9,086	111
Data center operations	5,780	(679)	6,459	336	6,123
Depreciation	2,699	(759)	3,458	(400)	3,858
Other	8	(3,817)	3,825	2,896	929

Total cost of sales	$154,962	$15,967	$138,995	$2,372	$136,623

Percentage of total revenues	67.8%		64.8%		65.8%

The dollar increase in cost of sales for 2011 as compared to 2010 is primarily due to the increase in revenue sharing expenses related to an increase in revenue generated through the web properties of our distribution partners, and was partially offset by the effect of no longer paying distribution expense for revenue generated by Make The Web Better’s assets after we acquired them on April 1, 2010, by the decrease in the amortization of acquired intangible assets acquired from Make The Web Better, and by the decline in cost of sales for our Haggle business, which we suspended the operation of in 2010.

The dollar increase in cost of sales for 2010 as compared to 2009 is primarily due to the amortization of intangible assets acquired from Make The Web Better and the cost of sales for our Haggle business, classified in other cost of sales, partially offset by the decrease in revenue sharing expense resulting from our acquisition of Make The Web Better.

We anticipate that revenue sharing expenses paid to our distribution partners will increase in dollars if revenue increases through growth in existing arrangements with our distribution partners or we add new distribution partners or renew our contracts with our distribution partners at higher rates. We expect search revenue generated through our distribution partners’ web properties to increase at a greater rate than revenue generated through our owned and operated web properties, and consequently expect that revenue sharing expenses with our distribution partners as a percentage of revenues will increase. As a result of our acquisition of assets from Make The Web Better in April 2010, we experienced a decrease in cost of sales as a percentage of revenues, and a corresponding increase in our gross profit percentage on our revenues. That effect has been declining as expected as the revenue has declined from the Make The Web Better assets. We expect that revenue from searches conducted by end users on sites of our distribution partners will become a greater portion of our search revenue.

Engineering and technology expenses.    Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), costs for temporary help and contractors to augment our staffing, software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the years ended December 31, 2011, 2010, and 2009 are presented below:

	2011	Change	2010	Change	2009
Engineering and technology expenses	$7,158	$(1,313)	$8,471	$(658)	$9,129
Percentage of total revenues	3.1%		4.0%		4.4%

The dollar decrease for 2011 as compared to 2010 was primarily attributable to decreases in stock-based compensation expense of $477,000 and software support and maintenance costs of $394,000.

The dollar decrease for 2010 compared to 2009 was primarily comprised of decreases of $567,000 in employee separation costs and a decrease of $374,000 in software support and maintenance. These decreases were partially offset by an increase of $440,000 in professional services costs.

Sales and marketing expenses.    Sales and marketing expenses consist principally of personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment our staffing, and marketing expenses associated with our owned and operated websites (which consist of agency fees, brand promotion expense, market research expense, and online direct marketing expense associated with traffic acquisition, including fees paid to search engines). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the years ended December 31, 2011, 2010, and 2009 are presented below:

	2011	Change	2010	Change	2009
Sales and marketing expenses	$21,510	$(6,635)	$28,145	$2,767	$25,378
Percentage of total revenues	9.4%		13.1%		12.2%

The dollar decrease for 2011 as compared to 2010 was primarily attributable to decreases of $4.1 million in advertising costs for our direct marketing initiatives associated with traffic acquisition, stock-based compensation expense of $1.6 million, and personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $741,000.

The dollar increase for 2010 compared to 2009 was primarily attributable to an increase of $3.1 million in advertising costs for our direct marketing initiatives associated with traffic acquisition, and an increase of $592,000 in stock-based compensation expense. These increases were partially offset by a decrease of $358,000 in marketing research expenses and a decrease of $326,000 in public relations expense.

To the extent we achieve returns on marketing expenditures, we will continue to invest in our direct marketing initiatives to drive traffic to an owned and operated web property.

General and administrative expenses.    General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the years ended December 31, 2011, 2010, and 2009 are presented below:

	2011	Change	2010	Change	2009
General and administrative expenses	$21,542	$(11,301)	$32,843	$9,226	$23,617
Percentage of total revenues	9.4%		15.3%		11.4%

The dollar decrease for 2011 as compared to 2010 was primarily attributable to decreases in non-warrant-related stock-based compensation expense of $5.9 million, legal fees of $2.2 million, employee separation costs of $3.5 million, and professional service fees of $1.5 million. These decreases were partially offset by stock-based compensation expense of $1.9 million related to issuing a warrant to purchase our common stock and by an increase in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing, of $438,000.

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

Depreciation.    Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements that is not reclassified into cost of sales. Depreciation for the years ended December 31, 2011, 2010, and 2009 are presented below (in thousands):

	2011	Change	2010	Change	2009
Depreciation expenses	$2,162	$(976)	$3,138	$(145)	$3,283

The only material variances in depreciation expense for the periods presented above were decreases in the depreciation of capitalized internal software development costs for 2011 compared to 2010 of $535,000. There were no material variances between the depreciation expenses recorded in 2010 and 2009.

Loss on investments, net.    Loss on investments, net is comprised of the following for 2009 (in thousands):

2009
Other-than-temporary impairment of available-for-sale investments	$5,351
Gain on sale of available-for-sale investments	(637)

Loss on investments, net	$4,714

In 2011 and 2010, we did not record any gain or loss on investments.

In 2009, we determined that a portion of our auction rate securities (“ARS”), which we classified as long-term available-for-sale securities, was other-than-temporarily impaired, and we recorded a loss on investments of $5.4 million. Subsequently, we sold all of the investments originally purchased as ARS and recognized gains on the sales totaling $637,000.

Other loss (income), net.    Other loss (income), net, primarily consists of litigation settlements, adjustments to the fair values of contingent liabilities related to business combinations, foreign currency exchange gains or losses, gains on contingency resolutions, interest income, and gains or losses on disposals of property and equipment. Other loss (income), net is comprised of the following for 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Litigation settlement gain	$—	$(18,965)	$—
Foreign currency exchange loss (gain), net	20	(1,335)	66
Interest income	(369)	(331)	(3,443)
Gain on contingency resolution	(1,500)	—	—
Increase in fair value of earn-out contingent liability	3,000	5,000	—
Loss on disposal of assets	46	1,014	642
Other	49	(630)	53

Other loss (income), net	$1,246	$(15,247)	$(2,682)

Other loss (income), net decreased in 2011 compared to 2010. The expense related to the increase in fair value of earn-out contingent liability for the periods presented above was to adjust the estimated contingent payments to be made related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability recorded in 2011. Additionally in 2011, the financial performance of the operation of the Make The Web Better assets acquired in April 2010 was greater than expected; as a consequence, we estimated that the fair value of the related earn-out contingent consideration had increased and we recorded a charge of $3.0 million.

Other loss (income), net increased in 2010 compared to 2009 primarily due to a $19.0 million net gain on a litigation settlement and $1.4 million in recognition of foreign currency translation gains, primarily related to the sale or substantial liquidation of wholly-owned subsidiaries. Additionally in 2010, the financial performance of the operation of the Make The Web Better assets acquired in April 2010 was greater than expected; as a consequence, we estimated that the fair value of the related earn-out contingent consideration had increased and we recorded a charge of $5.0 million. Interest income decreased in 2010 compared to 2009 primarily due to a decline in interest rates.

Income tax expense (benefit).    During 2011, we recorded an income tax benefit on continuing operations of $11.3 million. During 2010, and 2009, we recorded an income tax expense on continuing operations of $8.7 million, and $181,000, respectively. The 2011 income tax benefit of $11.3 million is primarily attributable to a $7.1 million tax expense from current year operations, a $675,000 tax expense from non-deductible compensation cost in connection with the warrant to purchase common stock granted to Cambridge Information Group I LLC, dated August 23, 2011 and a $19.3 million tax benefit for the change in the valuation allowance against the deferred tax assets. The 2010 income tax expense of $8.7 million is primarily attributable to a $6.3 million tax expense from current year operations and a $3.2 million tax expense for the net increase in the valuation allowance against the deferred tax assets. These expenses are partially offset by a $566,000 income tax benefit from the decrease in unrecognized tax benefits pertaining to state income taxes and a $516,000 tax benefit attributable to foreign exchange gains. During 2009, we impaired and sold our portfolio of ARS, which provided a net $6.9 million income tax benefit from the net reduction of its portion of the valuation allowance. Absent the effect of the ARS, our income tax expense would have been $7.1 million, which would be primarily attributable to $2.7 million from current year operations and an increase of $4.2 million in the valuation allowance against the deferred tax assets.

At December 31, 2011, we had gross temporary differences representing future tax deductions of $843.5 million, primarily comprised of $785.1 million of accumulated net operating loss carryforwards, which represent deferred tax assets. During 2011, we determined that it was more likely than not that we would realize $18.9 million of our deferred tax assets in the foreseeable future, and that it was not more likely than not that we would realize the balance of our deferred tax assets in the foreseeable future. Accordingly, we released the valuation allowance on a portion of our deferred tax assets, recognized a benefit to the income statement, and maintained a valuation allowance against the balance of our deferred tax assets. If, in the future, we determine that the realization of any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or additional paid-in-capital, as appropriate.

Loss from discontinued operations and loss on sale of discontinued operations.    On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the year ended December 31, 2011 is presented below (in thousands):

Year ended December 31, 2011
Revenue from discontinued operations	$16,894

Loss from discontinued operations before taxes	$(3,506)
Income tax benefit	1,253

Loss from discontinued operations, net of taxes	$(2,253)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Assets and liabilities from discontinued operations were $0 at December 31, 2011 and at December 31, 2010 consisted of the following (in thousands):

Year ended December 31, 2010
Accounts receivable	$365
Other receivables	1,101
Prepaid expenses and other current assets	1,015
Property and equipment, net	166
Goodwill	12,413
Other intangible assets	1,101

Assets of discontinued operations	$16,161

Accounts payable	$4,540
Accrued expenses and other current liabilities	$3,237

Liabilities of discontinued operations	$7,777

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the effects of discontinued operations (including loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as litigation settlements, adjustments to the fair values of contingent liabilities related to business combinations, gains on resolution of contingencies, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business, and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the years ended December 31, 2011, 2010, and 2009 below (in thousands):

	2011	2010	2009
Net income	$21,594	$4,680	$7,403
Discontinued operations	9,927	4,593	—
Depreciation and amortization of intangible assets	7,456	15,793	7,252
Stock-based compensation	7,688	13,918	10,568
Loss on investments, net	—	—	4,714
Other loss (income), net	1,246	(15,247)	(2,682)
Income tax expense (benefit)	(11,288)	8,725	181

Adjusted EBITDA	$36,623	$32,462	$27,436

We define non-GAAP income as income from continuing operations, determined in accordance with GAAP, excluding the effect of non-cash income taxes. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which are primarily comprised of U.S. federal net operating losses.

We believe that excluding the non-cash portion of income tax expense from our GAAP income from continuing operations provides meaningful supplemental information to investors and analysts regarding our performance and the valuation of our business because of our ability to offset a substantial portion of our cash tax liabilities by using these deferred tax assets. The majority of these deferred tax assets will expire if unutilized in 2020. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP income from continuing operations. A reconciliation of our non-GAAP income from continuing operations to income from continuing operations, which we believe to be the most comparable GAAP measure, is presented for the years ended December 31, 2011, 2010, and 2009 below (in thousands):

	2011	2010	2009
Net income	$21,594	$4,680	$7,403
Discontinued operations	9,927	4,593	—

Income from continuing operations	31,521	9,273	7,403
Non-cash income tax expense (benefit) from continuing operations	(13,000)	8,530	792

Non-GAAP net income	18,521	17,803	8,195

Income from continuing operations - diluted	$0.82	$0.25	$0.21
Non-cash income taxes per share - diluted	(0.34)	0.23	0.02

Non-GAAP income per share - diluted	$0.48	$0.48	$0.23

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash and cash equivalents and short-term investments. As of December 31, 2011, we had cash and marketable investments of $293.6 million, consisting of cash and cash equivalents of $81.9 million and available-for-sale short-term investments of $211.7 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, certificates of deposit, money market funds, and taxable municipal bonds. All of our financial instrument investments held at December 31, 2011 have minimal default risk and short-term maturities. On January 31, 2012, we acquired TaxACT Holdings, Inc. and its subsidiary, 2nd Story Software, Inc., operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The TaxACT acquisition was funded from our cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn). The credit facility is secured by TaxACT’s operations, which we may pay before its term is complete, depending on the cash generated by TaxACT’s operations.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to online search or income tax preparation. We may use a portion of our cash for special dividends or for common stock repurchases.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments are as follows (in thousands):

	2012	2013	2014 and thereafter	Total
Operating lease commitments	$1,510	$257	$—	$1,767
Purchase commitments	1,369	736	—	2,105

Total	$2,879	$993	$—	$3,872

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

Purchase commitments.    Our purchase commitments are primarily comprised of non-cancelable service agreements for our data centers. Not included in the table above are purchase commitments of $418,000 due in 2012, which are reflected as liabilities on our Consolidated Balance Sheets.

We have pledged a portion of our cash as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2011, the total amount of collateral pledged under these agreements was $3.6 million.

The above table does not reflect unrecognized tax benefits of approximately $816,000, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see “Note 8: Income Taxes” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

Off-balance sheet arrangements.    We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Cash Flows

Our net cash flows are comprised of the following for 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$25,263	$49,906	$30,000
Net cash provided (used) by investing activities	(115,473)	33,927	4,421
Net cash provided (used) by financing activities	23,256	206	(607)
Net cash used by discontinued operations	(6,794)	(12,144)	—

Net increase (decrease) in cash and cash equivalents	$(73,748)	$71,895	$33,814

Net Cash Provided by Operating Activities

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $25.3 million in 2011, consisting of adjustments to net income not affecting cash to determine cash flows provided by operating activities of $28.1 million (primarily consisting of depreciation and amortization, stock-based compensation, increase in the fair value of an earn-out contingent liability, and loss on disposals of assets), cash provided by changes in our operating assets and liabilities of $27.2 million (consisting of decreases in accounts payable, other receivables, and in prepaid expenses and other current assets), and our net income of $21.6 million. Partially offsetting the increase were adjustments not affecting cash flows used by operating activities of $21.7 million (primarily consisting of deferred income taxes, excess tax benefits from stock-based award activity, a gain on the resolution of a contingent liability, and amortization of premium on investments) and cash used by changes in our operating assets and liabilities of $29.9 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in accounts receivable).

Net cash provided by operating activities was $49.9 million in 2010, consisting of adjustments to net income not affecting cash to determine cash flows provided by operating activities of $41.0 million (primarily consisting of depreciation and amortization, stock-based compensation, increase in the fair value of an earn-out contingent liability, loss on disposals of assets, and amortization of premium on investments), cash provided by changes in our operating assets and liabilities of $18.5 million (consisting of decreases in accounts receivable, increases in accrued expenses and other current and long-term liabilities, and decreases in other receivables and in prepaid expenses and other current assets), and our net income of $4.7 million. Partially offsetting the increase were adjustments not affecting cash flows used by operating activities of $10.6 million (primarily consisting of excess tax benefits from stock-based award activity, fair value of common stock retired relating to a litigation settlement, and the realized foreign currency translation gains) and cash used by changes in our operating assets and liabilities of $3.7 million (primarily consisting of decreases in accounts payable).

Net cash provided by operating activities was $30.0 million in 2009, consisting of adjustments to net income not affecting cash to determine cash flows provided by operating activities of $26.4 million (primarily consisting of stock-based compensation, depreciation and amortization, loss on investments, net, and loss on disposals of assets), cash provided by changes in our operating assets and liabilities of $12.7 million (consisting of increases in accrued expenses and other current and long-term liabilities and in accounts payable and decreases in other long-term assets), and our net income of $7.4 million. Partially offsetting the increase was cash used by changes in our operating assets and liabilities of $15.9 million (primarily consisting of increases in accounts receivable, notes and other receivables and in prepaid expenses and other current assets) and adjustments not affecting cash flows used by operating activities of $607,000, consisting of deferred income taxes.

Net Cash Provided (Used) by Investing Activities

Net cash provided (used) by investing activities primarily consists of transactions related to our investments, purchases of property and equipment, proceeds from the sale of certain assets, and cash used in business acquisitions.

Net cash used by investing activities was $115.5 million in 2011, primarily by the purchase of $336.8 million of marketable investments and $2.7 million of property and equipment purchases. Partially offsetting cash used by investing activities were the proceeds from the sale or maturity of marketable investments of $223.3 million.

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

Net cash provided by financing activities in 2011 was $23.3 million, primarily from $17.4 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan, $7.0 million in proceeds from the sale of common stock, and $1.3 million in excess tax benefits generated by stock-based award activity. Cash provided by financing activities was partially offset by $1.8 million in tax payments from shares withheld upon vesting of restricted stock units, and $423,000 of earn-out payments related to business acquisitions.

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

Net Cash Used by Discontinued Operations

Net cash used by operating activities attributable to discontinued operations in 2011 was $6.8 million and in 2010 was $12.1 million.

Acquisitions

TaxACT.    On January 31, 2012, we acquired TaxACT Holdings, Inc. and its subsidiary, 2nd Story Software, Inc., operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The TaxACT acquisition was funded from our cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn).

Mercantila.    On May 10, 2010, we acquired certain assets from Mercantila, Inc., an internet e-commerce company, at a cost of $7.8 million in cash, plus $8.2 million in liabilities assumed, and sold our Mercantila operations to Zoo Stores, Inc. on June 22, 2011, for $250,000 upon completion of the sale, plus the Company received the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which the Company recorded at a fair value of $0 as of June 30, 2011.

Make The Web Better.    On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with up to $5.0 million in additional consideration payable in cash contingent on expected financial performance. The financial performance of the operation of the Make The Web Better assets in 2011 and 2010 was greater than was expected when the assets were acquired. As a consequence, our estimate of the fair value of the related contingent consideration increased to $13.0 million and we recorded charges of $3.0 million and $5.0 million to other loss (income), net in the years ended December 31, 2011 and 2010, respectively.

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

Cost of Sales

We record the cost of sales when the related revenue is recognized. Cost of sales consists of costs related to revenue sharing arrangements with our distribution partners, certain costs associated with the operation of our data centers that serve our search business, including amortization of intangible assets, depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and usage-based content fees.

Business Combinations and Intangible Assets Including Goodwill

We account for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. We evaluate the carrying value of our indefinite-lived intangible assets at least annually, and evaluate all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Accounting for Goodwill

We test goodwill for impairment on an annual basis and between annual tests whenever circumstances indicate that the carrying value of the goodwill might be impaired, and when we dispose of a portion of a reporting unit, we allocate the goodwill to the disposed and remaining portions of the reporting unit. On a quarterly basis, we assess whether business conditions, including material changes in the fair value of our outstanding common stock, indicate that our goodwill may not be recoverable.

We test for goodwill impairment at the reporting unit level. Significant judgments required to estimate the fair value of our reporting unit include estimating future cash flows, determining appropriate discount rates, application of appropriate control premium, market conditions, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and may result in impairment charges in future periods.

Upon the sale of our Mercantila e-commerce business, in June 2011, we determined that we operated one reporting unit until December 31, 2011. We performed our annual impairment analysis of the goodwill on our balance sheet as of November 30, 2011, and we determined that there was no impairment as the fair value of our reporting unit substantially exceeded its carrying value. Our analysis took into consideration projections of future discounted cash flows for our reporting unit as well as EBITDA and revenues multiple comparisons with comparable publicly-held companies.

In the dynamic search industry, there is significant uncertainty about the future. Unforeseen events such as market disruptions and deterioration of the macroeconomic environment, or internal challenges such as reorganizations, employee and management turnover, operational cash flows, and other trends that could have material negative impacts on our key assumptions in determining fair values, could lead to a decision to impair goodwill in future periods.

At December 31, 2011, we had $44.8 million of goodwill on our balance sheet.

Stock-Based Compensation

We record stock-based compensation expense for equity-based awards granted, including stock options, restricted stock unit grants, market stock unit grants, and a warrant, over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2011, 2010, and 2009, we recognized $7.7 million, $13.9 million, and $10.6 million, respectively, of stock-based compensation expense in continuing operations.

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

During the fourth quarter of 2011, based on the weight of available evidence, we determined that it was more likely than not that we would realize $18.9 million of our deferred tax assets in the foreseeable future. Accordingly we released the valuation allowance against this portion of our deferred tax assets and retained the valuation allowance against the remainder at year end. During the year ended December 31, 2010, we provided a full valuation allowance against our net deferred tax assets.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. If an entity determines that this is not the case, it is required to perform the currently prescribed two-step goodwill impairment test. We adopted the new guidance beginning October 1, 2011, and it had no material effect on our financial condition, results of operations, or cash flows.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2011. In the second quarter of 2011, upon the sale of Mercantila, we changed the way our consolidated statement of operations is presented. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands except per share data)
Revenues	$61,773	$52,363	$50,524	$49,683	$51,650	$54,292	$56,257	$66,614
Cost of sales	43,559	33,414	31,868	30,154	32,674	36,579	38,755	46,954

Gross profit	18,214	18,949	18,656	19,529	18,976	17,713	17,502	19,660
Expenses and other income:
Engineering and technology	1,906	2,540	2,197	1,828	1,664	1,784	1,806	1,904
Sales and marketing	6,482	7,314	7,305	7,044	6,967	4,902	4,888	4,753
General and administrative	6,755	6,751	9,213	10,124	5,160	4,970	6,513	4,899
Depreciation	820	814	804	700	662	552	475	473
Other loss (income), net	137	3,522	493	(19,399)	(75)	(107)	456	972

Total expenses and other income	16,100	20,941	20,012	297	14,378	12,101	14,138	13,001

Income (loss) from continuing operations before income taxes	2,114	(1,992)	(1,356)	19,232	4,598	5,612	3,364	6,659
Income tax benefit (expense)	(570)	538	(163)	(8,530)	(1,702)	(1,936)	(1,289)	16,215

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands except per share data)
Income (loss) from continuing operations	1,544	(1,454)	(1,519)	10,702	2,896	3,676	2,075	22,874
Loss from discontinued operations, net of taxes	—	(912)	(2,029)	(1,652)	(1,573)	(8,354)	—	—

Net income (loss)	$1,544	$(2,366)	$(3,548)	$9,050	$1,323	$(4,678)	$2,075	$22,874

Net income (loss) per share – Basic:
Income (loss) from continuing operations	$0.04	$(0.04)	$(0.04)	$0.30	$0.08	$0.10	$0.05	$0.58
Loss from discontinued operations	—	(0.03)	(0.06)	(0.05)	(0.04)	(0.22)	—	—

Net income (loss) per share – Basic	$0.04	$(0.07)	$(0.10)	$0.25	$0.04	$(0.12)	$0.05	$0.58

Weighted average shares outstanding used in computing basic income (loss) per share	35,466	35,751	35,969	36,196	36,339	37,422	38,568	39,448

Net income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.04	$(0.04)	$(0.04)	$0.29	$0.08	$0.10	$0.05	$0.57
Loss from discontinued operations	—	(0.03)	(0.06)	(0.04)	(0.04)	(0.22)	—	—

Net income (loss) per share – Diluted	$0.04	$(0.07)	$(0.10)	$0.25	$0.04	$(0.12)	$0.05	$0.57

Weighted average shares outstanding used in computing diluted income (loss) per share	37,059	35,751	35,969	36,851	37,084	38,128	39,158	40,074

	March 31, 2010	June 30, 2010	September 30 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	63.8	63.1	60.7	63.3	67.4	68.9	70.5

Gross profit	29.5	36.2	36.9	39.3	36.7	32.6	31.1	29.5
Expenses and other income:
Engineering and technology	3.1	4.8	4.3	3.7	3.2	3.3	3.2	2.9
Sales and marketing	10.5	14.0	14.5	14.2	13.5	9.0	8.7	7.1
General and administrative	11.0	12.9	18.2	20.4	10.0	9.2	11.6	7.4
Depreciation	1.3	1.6	1.6	1.4	1.3	1.0	0.8	0.7
Other loss (income), net	0.2	6.7	1.0	(39.1)	(0.1)	(0.2)	0.8	1.4

Total expenses and other income	26.1	40.0	39.6	0.6	27.9	22.3	25.1	19.5

Income (loss) from continuing operations before income taxes	3.4	(3.8)	(2.7)	38.7	8.8	10.3	6.0	10.0
Income tax benefit (expense)	(0.9)	1.0	(0.3)	(17.2)	(3.2)	(3.5)	(2.3)	24.3

Income (loss) from continuing operations	2.5	(2.8)	(3.0)	21.5	5.6	6.8	3.7	34.3
Loss from discontinued operations, net of taxes	—	(1.7)	(4.0)	(3.3)	(3.0)	(15.4)	—	—
Net income (loss)	2.5%	(4.5)%	(7.0)%	18.2%	2.6%	(8.6)%	3.7%	34.3%

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Financial market risk.    We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a predetermined benchmark. Our investment portfolio at December 31, 2011 included debt instruments issued by the U.S. federal government and its agencies, publicly-held corporations, and money market funds invested in securities issued by agencies of the U.S. federal government. Beginning in 2007, the global financial markets began to experience unusual and significant distress that peaked in 2008 and moderated in subsequent years. In 2007, certain auction rate securities that we purchased for $40.4 million became illiquid and experienced a severe decline in fair value before we liquidated those investments in 2009 for net cash proceeds of $9.2 million and realized a net loss on investments of $31.2 million. As of December 31, 2011, we invested exclusively in debt instruments with minimal default risk and maturity dates of less than one year from the end of any of our quarterly accounting periods. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2011.

Interest rate risk. As of December 31, 2011, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2011, our cash equivalent balances of $52.6 million were held in commercial paper and money market funds and our short-term investment balances of $211.7 million were held in U.S. government securities and commercial paper.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2011 and thereafter and the related weighted average interest rates.

Principal amounts and weighted average interest rates by expected year of maturity as of December 31, 2011 are as follows (in thousands, except percentages):

	2012		2013 - 2016		Thereafter		Total		Fair Value
U.S. government securities	161,860	0.25%	—	—	—	—	161,860	0.25%	162,170
Commercial paper	69,500	0.15%	—	—	—	—	69,500	0.15%	69,484
Money market funds	32,637	0.02%	—	—	—	—	32,637	0.02%	32,637

Cash equivalents and marketable fixed-income securities	$263,997		$—		$—		$263,997		$264,291

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfoSpace, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, on January 31, 2012, the Company acquired TaxACT Holdings, Inc. and its subsidiary, 2nd Story Software, Inc., an operator of an income tax preparation business.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 9, 2012

INFOSPACE, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$81,897	$155,645
Short-term investments, available-for-sale	211,654	98,091
Accounts receivable, net of allowance of $10 and $15	25,019	19,189
Other receivables	542	1,185
Prepaid expenses and other current assets	1,958	2,163
Assets of discontinued operations	—	16,161

Total current assets	321,070	292,434
Property and equipment, net	5,277	7,304
Goodwill	44,815	44,815
Deferred tax asset, net	19,102	306
Other intangible assets, net	1,315	3,910
Other long-term assets	3,560	3,951

Total assets	$395,139	$352,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,947	$2,699
Accrued expenses and other current liabilities	10,250	39,518
Liabilities of discontinued operations	—	7,777

Total current liabilities	39,197	49,994
Long-term liabilities	837	955

Total liabilities	40,034	50,949
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, par value $.0001—authorized, 1,800,000,000 shares; issued and outstanding, 39,533,570 and 36,088,646 shares	4	4
Additional paid-in capital	1,353,971	1,322,265
Accumulated deficit	(998,902)	(1,020,496)
Accumulated other comprehensive income (loss)	32	(2)

Total stockholders’ equity	355,105	301,771

Total liabilities and stockholders’ equity	$395,139	$352,720

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenues	$228,813	$214,343	$207,646
Cost of sales	154,962	138,995	136,623

Gross Profit	73,851	75,348	71,023

Expenses and other income:
Engineering and technology	7,158	8,471	9,129
Sales and marketing	21,510	28,145	25,378
General and administrative	21,542	32,843	23,617
Depreciation	2,162	3,138	3,283
Loss on investments, net	—	—	4,714
Other loss (income), net	1,246	(15,247)	(2,682)

Total expenses and other loss (income)	53,618	57,350	63,439

Income from continuing operations before income taxes	20,233	17,998	7,584
Income tax benefit (expense)	11,288	(8,725)	(181)

Income from continuing operations	31,521	9,273	7,403
Discontinued operations:
Loss from discontinued operations, net of taxes	(2,253)	(4,593)	—
Loss on sale of discontinued operations, net of taxes	(7,674)	—	—

Net income	$21,594	$4,680	$7,403

Income per share—Basic:
Income from continuing operations	$0.83	$0.26	$0.21
Loss from discontinued operations	(0.06)	(0.13)	—
Loss on sale of discontinued operations	(0.20)	—	—

Basic net income per share	$0.57	$0.13	$0.21

Weighted average shares outstanding used in computing basic income per share	37,954	35,886	34,983
Income per share—Diluted:
Income from continuing operations	$0.82	$0.25	$0.21
Loss from discontinued operations	(0.06)	(0.12)	—
Loss on sale of discontinued operations	(0.20)	—	—

Diluted net income per share	$0.56	$0.13	$0.21

Weighted average shares outstanding used in computing diluted income per share	38,621	36,829	35,431
Other comprehensive income:
Net income	$21,594	$4,680	$7,403
Foreign currency translation adjustment	—	(74)	(108)
Reclassification adjustment for realized foreign currency gains, net, included in net income	—	(1,362)	—
Unrealized gain (loss) on investments, available-for-sale	34	94	(943)
Reclassification adjustment for other-than-temporary gains on investments, available-for-sale, included in net income	—	—	(335)
Cumulative tax effect on unrealized gain on investments, available-for-sale	—	—	186

Comprehensive income	$21,628	$3,338	$6,203

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2008	34,796	3	1,292,360	(1,032,579)	2,540	262,324
Common stock issued for stock options and restricted stock units	366	—	5	—	—	5
Common stock issued for employee stock purchase plan	61	—	399	—	—	399
Common stock issued for acquisition	230	1	809	—	—	810
Common stock retired	(62)	—	—	—	—	—
Unrealized loss on available-for-sale investments	—	—	—	—	(1,278)	(1,278)
Foreign currency translation adjustment	—	—	—	—	(108)	(108)
Tax effect of equity compensation	—	—	607	—	186	793
Stock-based compensation	—	—	10,838	—	—	10,838
Taxes paid on stock issued for equity awards	—	—	(1,351)	—	—	(1,351)
Net income	—	—	—	7,403	—	7,403

Balance, December 31, 2009	35,391	$4	$1,303,667	$(1,025,176)	$1,340	$279,835
Common stock issued for stock options and restricted stock units	962	—	2,191	—	—	2,191
Common stock issued for employee stock purchase plan	54	—	350	—	—	350
Common stock retired	(318)	—	(2,099)	—	—	(2,099)
Unrealized loss on available-for-sale investments	—	—	—	—	94	94
Foreign currency transaction adjustment	—	—	—	—	(74)	(74)
Foreign currency translation adjustment for disposition of foreign subsidiaries	—	—	—	—	(1,362)	(1,362)
Tax effect of equity compensation	—	—	7,032	—	—	7,032
Stock-based compensation	—	—	15,010	—	—	15,010
Taxes paid on stock issued for equity awards	—	—	(3,886)	—	—	(3,886)
Net income	—	—	—	4,680	—	4,680

Balance, December 31, 2010	36,089	$4	$1,322,265	$(1,020,496)	$(2)	$301,771
Common stock issued for stock options and restricted stock units	2,627	—	17,121	—	—	17,121
Common stock issued for employee stock purchase plan	54	—	377	—	—	377
Sale of common stock	764	—	7,000	—	—	7,000
Unrealized loss on available-for-sale investments	—	—	—	—	34	34
Tax effect of equity compensation	—	—	1,260	—	—	1,260
Stock-based compensation	—	—	7,734	—	—	7,734
Taxes paid on stock issued for equity awards	—	—	(1,786)	—	—	(1,786)
Net income	—	—	—	21,594	—	21,594

Balance, December 31, 2011	39,534	$4	$1,353,971	$(998,902)	$32	$355,105

See notes to consolidated financial statements.

INFOSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$21,594	$4,680	$7,403
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2,253	4,593	—
Loss on sale of discontinued operations	7,674	—	—
Stock-based compensation	5,756	13,918	10,568
Warrant-related stock-based compensation	1,932	—	—
Depreciation and amortization	7,456	15,793	7,252
Excess tax benefits from stock-based award activity	(1,260)	(7,032)	(607)
Earn-out contingent liability adjustments	3,000	5,000	—
Gain on resolution of contingent liability	(1,500)	—	—
Common stock retired relating to litigation settlement	—	(2,099)	—
Unrealized amortization of premium or accretion of discount on investments, net	(89)	365	206
Loss on disposal of assets, net	46	1,262	642
Foreign currency translation gains, net	—	(1,436)	—
Deferred income taxes	(18,870)	19	2,814
Loss on investments, net	—	—	4,714
Other	(28)	3	171
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(5,734)	9,274	(13,043)
Notes and other receivables	643	1,852	(2,104)
Prepaid expenses and other current assets	284	636	(759)
Other long-term assets	(258)	(201)	712
Accounts payable	26,253	(3,506)	641
Accrued expenses and other current and long-term liabilities	(23,889)	6,785	11,390

Net cash provided by operating activities	25,263	49,906	30,000
Investing Activities:
Business acquisitions, net of cash acquired	—	(8,000)	(395)
Purchases of property and equipment	(2,679)	(2,894)	(2,435)
Other long-term assets	649	230	(50)
Proceeds from sale of assets	—	307	623
Proceeds from sales of investments	63,166	52,801	9,202
Proceeds from maturities of investments	160,161	191,976	187,654
Purchases of investments	(336,770)	(200,493)	(190,178)

Net cash provided (used) by investing activities	(115,473)	33,927	4,421
Financing Activities:
Excess tax benefits from stock-based award activity	1,260	7,032	607
Proceeds from stock option exercises	17,049	2,191	5
Proceeds from issuance of stock through employee stock purchase plan	377	350	399
Proceeds from sale of common stock	7,000	—	—
Repayment of capital lease obligation	(221)	(589)	(564)
Tax payments from shares withheld upon vesting of restricted stock units	(1,786)	(4,201)	(1,054)
Earn-out payments for business acquisitions	(423)	(4,577)	—

Net cash provided (used) by financing activities	23,256	206	(607)
Discontinued operations:
Net cash used by operating activities of discontinued operations	(6,156)	(4,034)	—
Net cash used by investing activities of discontinued operations	(638)	(8,110)	—

Net cash used by discontinued operations	(6,794)	(12,144)	—

Net increase (decrease) in cash and cash equivalents	(73,748)	71,895	33,814
Cash and cash equivalents, beginning of period	155,645	83,750	49,936

Cash and cash equivalents, end of period	$81,897	$155,645	$83,750

Supplemental disclosure of non-cash investing activities:
Liabilities assumed in purchase transaction	—	$(8,231)	$(56)
Stock issued in purchase transaction	—	—	809
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	$(3,000)	$(5,000)	$—
Cash paid (received) for:
Income tax expense (benefit) for continuing operations	$809	$(364)	$34

See notes to consolidated financial statements.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010, and 2009

Note 1:    The Company and Basis of Presentation

Description of the business:    InfoSpace, Inc. (the “Company” or “InfoSpace”) primarily develops search tools and technologies that help consumers find content and information on the Internet. InfoSpace’s search solutions enable Internet users to locate and view content, information, merchants, individuals, and products online. InfoSpace offers search services through its websites, such as Dogpile.com, WebCrawler.com, MetaCrawler.com, and WebFetch.com, as well as through the web properties of its distribution partners. Partner versions of the Company’s web offerings are generally private-labeled and delivered in a customized manner that addresses the unique requirements of each distribution partner. Some content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as Search Customers.

On January 31, 2012, InfoSpace, Inc. acquired TaxACT Holdings, Inc. and its subsidiary, 2nd Story Software, Inc., operator of the TaxACT income tax preparation business. However, because InfoSpace did not own TaxACT until 2012, financial results for TaxACT are not included in its consolidated financial statements.

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries, other than those associated with the TaxACT business. Intercompany accounts and transactions have been eliminated.

Basis of presentation:    On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are reflected as discontinued operations for all periods presented.

Segments:    Upon the sale of its Mercantila e-commerce business to Zoo Stores, Inc., the Company reverted to a single reporting unit structure, as it had been before the Mercantila acquisition. Beginning with the Quarterly Report on Form 10-Q for the first fiscal quarter of 2012, the Company intends to add one or more additional segments to reflect the acquisition of the TaxACT business.

The Company’s Chief Executive Officer, who is its chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by disaggregated information for certain measures such as revenue. This information is used for purposes of allocating resources and evaluating financial performance. The Company’s operations are not organized into components below the consolidated unit level and operating results are not reported to the Chief Executive Officer for components below the consolidated unit level. Accordingly, the Company’s management considers InfoSpace to have a single reporting segment.

Note 2:    Summary of Significant Accounting Policies

Cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of ninety days or less at date of acquisition to be cash equivalents, which are carried at fair value.

Accounts receivable:    Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts.

Short-term investments:    The Company principally invests its available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. All debt instruments with maturities greater than ninety days up to one year from the balance sheet date are considered short-term investments. The Company periodically evaluates whether the declines in fair value of its available-for-sale investments are other than temporary. As of December 31, 2011 and 2010, the Company’s

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

short-term investments are classified as available-for-sale and are reported at their fair value, with unrealized gains and temporary impairments reported in other comprehensive income, and other-than-temporary impairments or gains or losses on sale calculated using the specific identification method and reported in loss on investments, net in the Statement of Operations.

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	15 months—3 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

The Company capitalizes certain internal use software development costs, consisting primarily of employee salaries and benefits allocated on a project or product basis. The Company capitalized $1.2 million, $1.0 million, and $1.1 million of internal-use software costs in the years ended December 31, 2011, 2010, and 2009, respectively.

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

Goodwill was $44.8 million as of January 1, 2010, and remained unchanged at $44.8 million at December 31, 2010 and 2011, respectively.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

Other intangible assets consisted of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Installed code base technology	$12,650	$(11,618)	$1,032	$12,650	$(9,023)	$3,627
Core technology	1,085	(1,085)	—	1,085	(1,085)	—
Other	6,667	(6,667)	—	6,667	(6,667)	—

Total definite-lived intangible assets	20,402	(19,370)	1,032	20,402	(16,775)	3,627
Indefinite-lived intangible assets	283	—	283	283	—	283

Total	$20,685	$(19,370)	$1,315	$20,685	$(16,775)	$3,910

The following table provides information about expected amortization of definite-lived intangible assets held as of December 31, 2011 in future years is presented in the below table (in thousands):

	2012	2013	2014	Total
Expected future intangible asset amortization	$751	$218	$63	$1,032

The weighted average amortization period for definite-lived intangible assets is 36 months.

In the years ended December 31, 2011, 2010, and 2009, the Company conducted its annual impairment analyses for goodwill and indefinite-lived intangible assets as of November 30, 2011, 2010, and 2009 and determined that the carrying value of its goodwill and indefinite-lived intangible assets was not impaired. In 2009, the Company determined that it did not operate separate reporting units; therefore, the methodology used for the Company’s 2009 annual impairment analyses was primarily based on a comparison of the balance of its stockholders’ equity to the fair value of its outstanding common stock based on the Company’s quoted stock price. In 2010, upon the acquisition of its E-Commerce business, the Company determined that it operated two reporting units, and the 2010 annual impairment analyses was based on a valuation using a combination of the Company’s quoted stock price and projections of future discounted cash flows for each reporting unit. As of December 31, 2010 and at November 30, 2010, of the consolidated goodwill balance of $57.2 million, the Company had allocated $44.8 million to its Core and $12.4 million to its E-Commerce reporting units. The goodwill allocated to the E-Commerce reporting unit is presented as an asset in the net assets from discontinued operations on the consolidated balance sheet as of December 31, 2010. Upon the sale of the Company’s e-commerce business, Mercantila, in June 2011, it determined that it operated one reporting unit until December 31, 2011, and the 2011 annual impairment analysis was based on a valuation using a combination of projections of future discounted cash flows and EBITDA and revenues multiple comparisons with comparable publicly-held companies.

Other investments:    Included in other long-term assets are the Company’s investment in equity investments of privately-held companies for business and strategic purposes. The Company currently holds equity securities and warrants to purchase equity securities in companies whose securities are not publicly traded. The Company’s equity investments were carried at a fair value of $0 at December 31, 2011 and 2010.

Revenue recognition:    The Company’s revenues are generated primarily from its web search services. The Company generates search revenue when an end user of such services clicks on a paid search link provided by a

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

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

The Company earns revenue from its Search Customers by providing paid search results generated from its owned and operated web properties and from its distribution partners’ web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, the Company records search services revenue on a gross basis. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company.

Cost of sales:    The Company records the cost of sales when the related revenue is recognized. Cost of sales primarily consists of costs related to revenue sharing arrangements with the Company’s distribution partners, amortization of acquired intangible assets, certain costs associated with the operation of the Company’s data centers that serve its search business, including depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), usage-based content fees, and bandwidth costs. Additionally, cost of sales includes costs directly identifiable to the Company’s development-stage business initiatives.

Engineering and technology expenses:    Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees.

Sales and marketing expenses:    Sales and marketing expenses consist primarily of marketing expenses associated with the Company’s owned and operated web properties (which consist of traffic acquisition, including online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), the cost of temporary help and contractors to augment the Company’s staffing. Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $14.4 million, $18.5 million, and $15.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Stock-based compensation:    The Company measures and recognizes its compensation expense for all stock-based payment awards made to employees and directors, including stock option, restricted stock unit

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

grants, and market stock unit grants and purchases of stock made pursuant to the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. Expense is recognized on a straight-line basis over the requisite vesting period for each separately vesting portion of the award adjusted for an estimated forfeiture rate.

To determine the stock-based compensation expense that was recognized with respect to restricted stock units (“RSU”), market stock units (“MSU”), (which are a form of share price performance-based restricted stock unit granted under the Company’s 2011 long-term executive compensation plan), employee and non-employee director stock options, and the warrant issued to Cambridge Information Group I LLC (“CIG”), the Company used the fair value at date of grant for RSUs, the Monte Carlo valuation method for the MSU grants, and the Black-Scholes-Merton option-pricing model for stock option grants and the warrant. An option award to a non-employee was valued based upon the completion of a qualified business acquisition by the Company in 2012. For each of the above awards, the value of the portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated financial statements for the years ended December 31, 2011, 2010, and 2009.

Employee benefit plan:    The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors, and pursuant to a continuing resolution, in 2011, 2010, and 2009, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2011, 2010, and 2009, the Company contributed $288,000, $309,000, and $326,000, respectively, for employees.

Loss on investments, net:    Loss on investments, net consists of other-than temporary impairments to the Company’s investments in auction rate securities and a gain on sale of the auction rate securities and related securities.

Other loss (income), net:    Other loss (income), net for the years ended December 31, 2011, 2010, and 2009, consists of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Litigation settlement gain	$—	$(18,965)	$—
Foreign currency exchange loss (gain), net	20	(1,335)	66
Interest income	(369)	(331)	(3,443)
Gain on contingency resolution	(1,500)	—	—
Increase in fair value of earn-out contingent liability	3,000	5,000	—
Loss on disposal of property and equipment	46	1,014	642
Other	49	(630)	53

Other loss (income), net	$1,246	$(15,247)	$(2,682)

The financial performance of the operation of Make The Web Better, acquired on April 1, 2010, was greater than expected; as a consequence, the fair value of the related contingent consideration increased and additional charges of $3.0 million and $5.0 million were recorded in 2011 and 2010, respectively. In 2011, the Company recorded a gain of $1.5 million related to the resolution of a contingent liability. In 2010, the Company recognized $19.0 million of gain related to a litigation settlement and recorded $1.4 million in recognition of foreign currency translation gains, primarily related to the sale or substantial liquidation of wholly-owned subsidiaries. Interest income decreased in 2011 and 2010 from 2009 primarily due to a decline in interest rates.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

Loss from discontinued operations and loss on sale of discontinued operations:    On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the years ended December 31, 2011 and 2010 are presented below (in thousands):

	Years ended December 31,
	2011	2010
Revenue from discontinued operations	$16,894	$32,492

Loss from discontinued operations before taxes	$(3,506)	$(5,908)
Income tax benefit	1,253	1,315

Loss from discontinued operations, net of taxes	$(2,253)	$(4,593)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)	$—

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Net income per share:    Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive including for periods of net loss.

The treasury stock method calculates the dilutive effect for stock options and warrants with an exercise price less than the average stock price during the period presented.

	Years ended December 31,
In thousands	2011	2010	2009
Weighted average common shares outstanding, basic	37,954	35,886	34,983
Dilutive stock options, RSUs, MSUs, and warrant	667	943	448

Weighted average common shares outstanding, diluted	38,621	36,829	35,431
Antidilutive equity awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	876	1,199	1,721
Outstanding equity awards with an exercise price more than the average price during the applicable period not included in dilutive share calculation	2,927	4,282	4,888

Other comprehensive income:    Comprehensive income includes net income, plus items that are recorded directly to stockholders’ equity, including foreign currency translation adjustments and the net change in unrealized gains and losses on cash equivalents, short-term and long-term investments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of net income in

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

the period realized. Amounts reclassified out of other comprehensive income into net income were determined on the basis of specific identification. Components of accumulated other comprehensive income included on the consolidated balance sheets at December 31, 2011 and 2010 consist of the following (in thousands):

	Years ended December 31,
	2011	2010
Unrealized gain (loss) on available-for-sale investments	$32	$(2)

Foreign currencies:    Foreign subsidiary financial statements are denominated in foreign currencies and are translated at the exchange rate on the balance sheet date. Realized gains and losses on foreign currency transactions are included in other loss (income), net. In 2010, substantially all of InfoSpace’s foreign subsidiaries were sold or liquidated.

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

Revenue concentration:    The Company derives a significant portion of its revenues from a small number of Search Customers. Revenues from the top two Search Customers of the Company represented 95% or more of total revenues in each of the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, these two Search Customers each accounted for more than 10% of the accounts receivable balance.

Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years ended December 31,
	2011	2010	2009
United States	$226,229	$209,029	$204,750
International	2,584	5,314	2,896

Total	$228,813	$214,343	$207,646

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

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

observable either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments such as corporate notes and bonds, agency securities, and money market funds. Level 3 investments are valued using internally developed models with unobservable inputs. The Company has not held any Level 3 investments since 2009.

The Company’s investments are priced by its broker and are Level 2 investments because the broker prices these investments based on similar assets without applying significant adjustments. In addition, all of the Company’s broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including the recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. There is a wide range of possible judgments relating to the valuation of the Company’s deferred tax assets.

During the year ended December 31, 2011, based on the weight of available evidence, the Company determined that it was more likely than not that it would realize $18.9 million of its deferred tax assets in the foreseeable future. Accordingly the Company released the valuation allowance against this portion of its deferred tax assets and retained the valuation allowance against the remainder at year end. During the year ended December 31, 2010, the Company provided a full valuation allowance against its net deferred tax assets.

Lease accounting:    The Company leases office space and computer equipment used in its data centers. These leases are classified as either capital leases or operating leases, as appropriate. The amortization of assets under capital leases is included in depreciation expense. For the years ended December 31, 2011, 2010, and 2009, $188,000, $537,000, and $535,000, respectively, of amortization for assets acquired under capital leases was included in depreciation expense.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. If an entity determines that this is not the case, it is required to perform the currently prescribed two-step goodwill impairment test. The Company adopted the new guidance beginning October 1, 2011, and it had no material effect on the Company’s financial condition, results of operations, or cash flows.

Note 3:    Balance Sheet Components

Short-term investments classified as available-for-sale at December 31, 2011 and 2010 consisted of the following, stated at fair value (in thousands):

	December 31,
	2011	2010
U.S. government securities	$162,170	$90,850
Taxable municipal bonds	—	7,241
Commercial paper	49,484	—

Total short-term investments available-for-sale	$211,654	$98,091

Maturity information was as follows for investments classified as available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$211,622	$34	$(2)	$211,654
Greater than one year	—	—	—	—

Total	$211,622	$34	$(2)	$211,654

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

At December 31, 2010, there were gross unrealized gains of $13,000 and gross unrealized losses of $13,000, and all investments which were classified as available-for-sale had maturity dates in 2011.

	December 31,
	2011	2010
	(in thousands)
Property and equipment
Computer equipment and data center	$10,712	$11,712
Purchased software	4,594	3,952
Internally developed software	3,972	4,544
Office equipment	1,665	1,606
Office furniture	462	512
Leasehold improvements and other	3,133	3,133

	24,538	25,459
Accumulated depreciation	(19,261)	(18,516)

	5,277	6,943
Capital projects in progress	—	361

Total property and equipment	$5,277	$7,304

	December 31,
	2011	2010
	(in thousands)
Accrued expenses and other current liabilities
Accrued distribution partner obligations	$287	$17,241
Salaries and related expenses	4,014	6,425
Business acquisition contingent liability	3,184	5,423
Accrued liabilities related to legal settlement	—	5,356
Other	1,748	1,353
Customer deposits	113	1,619
Accrued legal and other consulting expenses	207	893
Accrued rent	388	679
Deferred tax liability	309	308
Capital lease obligation	—	221

Total accrued expenses and other current liabilities	$10,250	$39,518

As of December 31, 2011, $27.3 million of amounts due to search distribution partners was classified in accounts payable.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

Note 4:     Fair Value Measurements

The Company measures its investments at fair value under GAAP. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	December 31, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$32,637	$—	$32,637	$—
Commercial paper	20,000	—	20,000	—

Total cash equivalents	52,637	—	52,637	—

Available-for-sale securities
U.S. government securities	162,170	—	162,170	—
Commercial paper	49,484	—	49,484	—

Total available-for-sale securities	211,654	—	211,654	—

Total	$264,291	$—	$264,291	$—

		Fair value measurements at the reporting date using
	December 31, 2010	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents
Money market funds	$31	$—	$31	$—
Commercial paper	87,902	—	87,902	—
Taxable municipal bonds	12,096	—	12,096	—

Total cash equivalents	100,029	—	100,029	—

Available-for-sale securities
U.S. government securities	90,850	—	90,850	—
Commercial paper	7,241	—	7,241

Total available-for-sale securities	98,091	—	98,091	—

Total	$198,120	$—	$198,120	$—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

There were no balances outstanding in financial assets measured on a recurring basis by using significant Level 3 inputs at December 31, 2011, 2010, or 2009 and there were no financial assets measured on a recurring basis by using significant Level 3 inputs during the years ended December 31, 2011 and 2010. Changes in the fair values of financial assets measured on a recurring basis by using significant Level 3 inputs in the year ended December 31, 2009 are as follows (in thousands):

	Auctions rate securities	Auction rate preferred securities	Total auction rate and auction rate preferred securities	Preferred shares	Total
Balance at January 1, 2009	11,741	1,810	13,551	365	13,916
Other-than-temporary impairment	(4,391)	(960)	(5,351)	—	(5,351)
Proceeds from sales of financial assets	(7,942)	(560)	(8,502)	(700)	(9,202)
Gain (loss) on sales of financial assets	592	(290)	302	335	637

Balance at December 31, 2009	$—	$—	$—	$—	$—

In the year ended December 31, 2009, the Company recorded an other-than-temporary impairment of its available-for-sale investments in loss on investments, net in the Company’s Statement of Operations of $5.4 million, and upon the subsequent sales of those investments the Company recorded a gain of $637,000 in loss on investments, net.

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

Note 5:    Stockholders’ Equity

Stock Incentive Plans

The Company’s stock incentive plans generally provide employees, officers, directors, independent contractors, and consultants of the Company an opportunity to purchase shares of stock by exercising nonqualified stock options (which are options that are not described in Section 422 of the Internal Revenue Code of 1986, as amended). The plans also provide for the sale or granting of stock and RSUs to eligible individuals in connection with the performance of service for the Company. Finally, the plans authorize the grant of stock appreciation rights, either separately or in tandem with stock options, which entitle holders to cash compensation measured by appreciation in the value of the stock. The stock incentive plans are administered by the Compensation Committee of the Board of Directors, which is composed of non-employee directors. The Company issues new shares upon exercise of options and upon the vesting of RSUs.

1996 Plan:    The Company primarily has one stock plan that was used for grants during 2011, 2010, and 2009. On December 5, 2006, the Company’s Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”) was amended to permit grants of RSUs. RSUs and options granted under the 1996 Plan typically are scheduled to vest over three years or less, with 33 1/3% vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis. Options and RSUs granted in 2011, 2010, and 2009 under the 1996 Plan generally, with a few exceptions, vest over a period of three years, with either 100%, 50%, 33 1/3%, or

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

25% vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. Options granted prior to 2008 under the 1996 Plan typically vest over four years, with 25% vesting one year from the date of grant and the remainder vesting ratably thereafter on a monthly, quarterly, or semi-annual basis, and expire seven or ten years from the date of grant. RSUs granted prior to 2008 did not have a typical vesting schedule. Through January 1, 2011, the number of shares available for grant pursuant to securities issued under the 1996 Plan increased annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year or (B) a lesser amount determined by the Board of Directors. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which initial grant does not count against the limit. In 2011, the Company granted MSUs under the 1996 plan. The actual amount of MSUs earned will be 0% to 150% of the target award, based on the change in the Company’s total stockholder return relative to the change in the closing value of the iShares Russell 2000 Index. Each MSU represents the right to receive one share of InfoSpace common stock upon satisfaction of the performance measure and vesting. One-third of the earned MSUs are scheduled to vest on the later of the Board’s certification of the Company’s performance under the 2011 MSU program and April 1, 2012, and the remaining earned MSUs are scheduled to vest in equal installments on each of April 1, 2013 and 2014. If an option, RSU, or MSU award is surrendered or for any other reason unused, in whole or in part, the shares that were subject to the award shall continue to be available under the 1996 Plan.

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

Plans and awards assumed through acquisition:    In addition to the plans described above, the Company has assumed stock incentive plans and awards through acquisitions. The majority of the plans assumed have expired; one plan has options outstanding although the plan has expired. There are no shares available for grant as of December 31, 2011 under any plan assumed through acquisition.

A summary of the general terms of options to purchase common stock, RSUs and MSUs previously granted under these plans, including options outstanding and available for grant at December 31, 2011, is as follows:

	1996 Plan	2001 Plan	Switchboard Plan
Requisite service period in years	4 or less	3 or less	4
Life in years	7 or 10	7 or 10	6
Options, RSUs, and MSUs outstanding at December 31, 2011	4,500,227	76,550	5,000
Options, RSUs, and MSUs available for grant at December 31, 2011	6,368,417	1,712,718	—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

Options:    Activity and pricing information regarding all options are summarized as follows:

	Options	Weighted average exercise price
Outstanding December 31, 2008	4,177,438	$19.02
Granted	3,035,200	7.62
Forfeited	(1,031,738)	16.77
Expired	(3,851)	104.92
Exercised	(1,070)	5.10

Outstanding December 31, 2009	6,175,979	13.74
Granted	1,755,600	9.74
Forfeited	(605,032)	11.41
Expired	(1,006,259)	20.32
Exercised	(274,495)	8.53

Outstanding December 31, 2010	6,045,793	11.95
Granted	1,540,350	8.71
Forfeited	(764,354)	8.93
Expired	(701,082)	18.64
Exercised	(2,153,410)	7.95

Outstanding December 31, 2011	3,967,297	$12.26

Options exercisable, December 31, 2011	2,240,375	$14.97

Options exercisable and expected to vest after December 31, 2011*	3,705,151	$12.51

*	Options expected to vest reflect an estimated forfeiture rate.

All grants in 2011, 2010, and 2009 were made at an exercise price equal to the market price at the date of grant. Additional information regarding options outstanding for all plans as of December 31, 2011, is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 5.10 – 6.99	9,340	1.8	6.55	7,841	6.52
$ 7.00 – 8.99	1,935,749	6.1	8.44	341,165	7.70
$ 9.00 – 10.99	932,000	2.1	9.46	862,501	9.40
$ 11.00 – 19.99	335,450	4.6	11.50	274,110	11.62
$ 20.00 – 33.99	690,258	1.2	24.40	690,258	24.40
$ 34.00 – 47.21	64,500	0.2	42.10	64,500	42.10

Total	3,967,297	4.1	12.26	2,240,375	14.97

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

Restricted stock units:    Activity and weighted average grant date fair value information regarding all RSU grants are summarized as follows:

	Restricted stock	Weighted average grant date fair value
Outstanding December 31, 2008	1,272,505	$11.68
Granted	1,253,920	7.30
Forfeited	(337,992)	10.52
Vested	(610,164)	11.66

Outstanding December 31, 2009	1,578,269	8.46
Granted	1,239,959	9.92
Forfeited	(374,288)	8.81
Vested	(1,066,455)	9.01

Outstanding December 31, 2010	1,377,485	9.26
Granted	291,500	8.86
Forfeited	(377,825)	9.07
Vested	(676,680)	9.30

Outstanding December 31, 2011	614,480	9.14

Expected to vest after December 31, 2011*	532,517	9.14

*	RSUs expected to vest reflect an estimated forfeiture rate.

Market stock units:    Activity and weighted average grant date fair value information regarding all MSU grants are summarized as follows:

	Market stock units	Weighted average grant date fair value
Outstanding December 31, 2010	—	$—
Granted	155,250	9.28
Forfeited	(52,750)	9.28

Outstanding December 31, 2011	102,500	9.28

Expected to vest after December 31, 2011*	82,217	9.28

*	MSUs expected to vest reflect an estimated forfeiture rate.

Other Plans:

1998 Employee Stock Purchase Plan:    The Company adopted the ESPP in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company’s or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 54,289, 53,596, and 60,618 shares issued for the ESPP periods that ended in 2011, 2010, and 2009, respectively. During the year ended December 31, 2011, financing cash generated from the purchase of shares through the ESPP amounted to $377,000. The Company issues new shares upon purchase through the ESPP.

Stock Sale and Warrant:

On August 23, 2011, as part of a negotiated agreement, the Company added Andrew M. Snyder to its Board of Directors and entered into agreements to sell stock and issue a warrant to CIG, the investment entity that Mr. Snyder heads as President. In connection with those agreements, the details of which were disclosed under Items 1.01 and 3.02 in the Current Report on Form 8-K filed on August 23, 2011, InfoSpace sold to CIG 764,192 newly-issued shares of unregistered InfoSpace common stock at a purchase price of $9.16 per share and issued to CIG a warrant to purchase one million shares of InfoSpace common stock, exercisable at a price of $9.62 per share. The warrant was originally scheduled to expire on August 23, 2014, but the completion of the acquisition of the TaxACT business on January 31, 2012, as discussed in Note 10, was an event under the warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of InfoSpace.

Note 6:    Stock-based Compensation Expense

For the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense related to stock options, RSUs and MSUs of $7.7 million, $13.9 million, and $10.6 million, respectively. To estimate the compensation cost that was recognized for the years ended December 31, 2011, 2010, and 2009, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for equity awards granted:

	Years ended December 31,
	2011	2010	2009
Stock option grants:
Risk-free interest rate	0.25% - 1.58%	0.44% - 1.94%	0.87% - 2.12%
Expected dividend yield	0%	0%	0%
Expected volatility	40% - 50%	48% - 53%	47% - 56%
Expected life	3.0 years	3.1 years	3.2 years
Market stock unit grants
Risk-free interest rate	0.15%	—	—
InfoSpace expected dividend yield	0%	—	—
iShares Russell 2000 Index expected dividend yield	1.08%	—	—
InfoSpace closing stock price	$8.74	—	—
iShares Russell 2000 Index closing price	$82.29	—	—
InfoSpace expected volatility	37.4%	—	—
iShares Russell 2000 Index expected volatility	20.3%	—	—
Measurement period	1.0 years	—	—
Warrant grant:
Risk-free interest rate	0.46%	—	—
Expected dividend yield	0%	—	—
Expected volatility	39%	—	—
Expected life	2.0 years	—	—

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

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

As of December 31, 2011, total unrecognized stock-based compensation cost related to unvested stock options, unvested RSUs and unvested MSUs was $5.1 million, based on the Company’s estimate of its pre-vesting forfeiture rate. The balance at December 31, 2011 is expected to be recognized over a weighted average period of approximately 14 months. Total unrecognized stock-based compensation cost related to unvested stock options was $2.3 million, which is expected to be recognized over a weighted average period of approximately 15 months. Total unrecognized stock-based compensation cost related to unvested RSU grants was $2.3 million, which is expected to be recognized over a weighted average period of approximately 11 months. Total unrecognized stock-based compensation cost related to unvested MSU grants was $514,000, which is expected to be recognized over a weighted average period of approximately 17 months.

The Company has included the following amounts for stock-based compensation cost, including the cost related to the ESPP, in the accompanying Statement of Operations for the years ended December 31, 2011, 2010, and 2009 (amounts in thousands):

	Years ended December 31,
	2011	2010	2009
Cost of sales	$286	$461	$535
Engineering and technology	821	1,298	1,423
Sales and marketing	1,002	2,631	2,038
General and administrative	5,579	9,528	6,572

Total	$7,688	$13,918	$10,568

Financing cash flow generated by tax benefits from stock-based award activity was $1.3 million in 2011 and no tax expense was recognized related to stock-based compensation. Excluded from the amounts recorded in the above categories of operating expense for the years ended December 31, 2011, 2010, and 2009 are the following amounts that were capitalized as part of internally developed software, and amounts that were reclassified as discontinued operations (amounts in thousands):

	Years ended December 31,
	2011	2010	2009
Internally developed software	$206	$259	$270
Discontinued operations	(159)	833	—

Total	$47	$1,092	$270

The $1.9 million fair value of the warrant issued in August 2011 was fully expensed in the year ended December 31, 2011 and was classified to general and administrative expenses. The acquisition of the TaxACT business on January 31, 2012 fulfilled the warrant agreement’s remaining performance condition and extended the warrant’s expiration date. The extension of the warrant’s term is a modification that will result in a charge to

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

stock-based compensation expense in 2012 equal to the increase in the warrant’s fair value. Additionally, subsequent to the modification, the Company will treat the award as a derivative instrument and record future changes in the warrant’s fair value in other loss (income), net.

In October 2011, the Company granted 200,000 stock options to a non-employee who performed acquisition-related activities, and the award’s vesting was predicated on completing a qualified acquisition per the terms of the award. As a qualified acquisition did not occur in 2011, the fair value at December 31, 2011 was considered to be $0, and the resulting expense in 2011 was also $0. The expense for that award will be recognized in 2012, due to the completion of the TaxACT acquisition on January 31, 2012, which, as discussed in Note 10, was considered to be a qualifying acquisition. The modification of the award is expected to result in a charge to stock-based compensation expense in 2012.

Stock-based compensation expense recognized during the years ended December 31, 2011, 2010, and 2009 is based on the grant date fair values estimated using the Black-Scholes-Merton option pricing model for options granted, the fair value at date of grant for RSUs and the Monte Carlo valuation method for the MSU grants. The Company has historically disclosed and currently recognizes stock-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were, in substance, individual share-based awards. The Company estimates forfeitures at the time of grant and revises those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted average fair value for options granted in the years ended December 31, 2011, 2010, and 2009 was $2.80, $3.47, and $2.77 per share, respectively. The Company issues new shares upon exercise of options to purchase common stock and vesting of RSUs.

The total intrinsic value of RSUs vested, options exercised, and shares purchased pursuant to the ESPP during the years ended December 31, 2011, 2010, and 2009 is supplemental information for the consolidated statements of cash flows and is presented below (amounts in thousands):

	Years ended December 31,
	2011	2010	2009
RSUs vested	$5,945	$10,097	$3,982
Options exercised	$2,474	$436	$4
Shares purchased pursuant to ESPP	$100	$107	$70

Awards outstanding at December 31, 2011 have the following total intrinsic value and weighted average remaining contractual terms:

	Outstanding at December 31, 2011	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Options outstanding	3,967,297	$6,405	4.1
Options exercisable and outstanding	2,240,375	$2,530	2.4
Restricted stock units outstanding	614,480	$6,753	0.9
Market stock units outstanding	102,500	$1,690	1.4

Options vested and outstanding at December 31, 2011 and expected to vest in the future, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $5.8 million and weighted average remaining contractual term of 3.9 years. RSUs expected to vest after December 31, 2011, based on the

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $5.9 million and weighted average remaining contractual term of 0.9 years. Cash generated from the exercise of stock options amounted to $17.0 million for the year ended December 31, 2011.

Note 7:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases run through 2013. Rent expense under operating leases totaled $1.8 million, $1.3 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2012	2013	2014	2015 and thereafter	Total
Operating lease commitments	$1,510	$257	$—	$—	$1,767
Purchase commitments	1,369	736	$—	—	2,105

Total	$2,879	$993	$—	$—	$3,872

As of December 31, 2011, the Company has pledged $3.6 million as collateral for standby letters of credit and bank guaranties for certain of its property leases, which is included in other long-term assets.

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

Note 8:    Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Current
U.S. federal	$7,416	$9,010	$(2,629)
State	166	(316)	5
Foreign	—	12	(9)

Total current benefit (expense)	$7,582	$8,706	$(2,633)

Deferred
U.S. federal	$(18,654)	$19	$2,814
State	(216)	—	—

Total deferred expense (benefit)	(18,870)	19	2,814

Income tax expense (benefit), net	$(11,288)	$8,725	$181

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

The income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 2011, 2010, and 2009 as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Income tax expense at federal statutory rate of 35%	$7,082	$6,299	$2,654
Foreign	—	12	(9)
State, net of federal benefit	57	163	3
Nondeductible compensation	675	—	11
Foreign exchange gain	—	(516)	—
Change in liabilities for uncertain tax positions	79	(566)	—
Change in valuation allowance	(19,272)	3,235	(2,680)
Other	91	98	202

Income tax expense (benefit), net	$(11,288)	$8,725	$181

The tax effect of temporary differences and net operating loss carryforwards from continuing operations that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Current	$1,270	$1,106
Non-current
Net operating loss carryforwards	274,779	284,888
Tax credit carryforwards	6,756	6,685
Depreciation and amortization	12,392	13,449
Stock-based compensation	5,304	8,542
Other, net	1,682	1,993

Total non-current tax assets	300,913	315,557

Total gross deferred tax assets	302,183	316,663

Valuation allowance	(283,000)	(316,355)

Deferred tax assets, net of valuation allowance	$19,183	$308
Deferred tax liabilities:
Current
Prepaid expenses	$(309)	(308)

Total current tax liabilities	(309)	(308)

Non-current
Depreciation and amortization	(22)	(218)

Total non-current tax liabilities	(22)	(218)

Total gross deferred tax liabilities	(331)	(526)

Net deferred tax assets (liabilities)	$18,852	$(218)

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

The income tax benefit from continuing operations reflects a decrease in the valuation allowance during 2011 of $378,000 due to utilization of deferred tax assets in the current year to reduce taxes payable and $18.9 million released at year end, for a total of $19.3 million. The consolidated balance sheets reflect a decrease in the valuation allowance of $33.4 million, which exceeds the change in the valuation allowance reflected in the income tax provision by $14.1 million. This difference is attributable to the release of the valuation allowance on the consolidated balance sheets for decreases in deferred tax assets that do not affect income tax expense. The Company released $1.1 million of the valuation allowance upon utilization of equity-based deferred tax assets used to reduce taxes payable. The Company also released $2.4 million of the valuation allowance for deferred tax assets from the settlements of compensation cost, where the compensation cost was in excess of the tax benefit. The Company released $8.9 million of valuation allowance for the decrease in the deferred tax assets arising from foreign operating losses and $286,000 of valuation allowance for the decrease in the state income tax effect of the temporary differences. The Company recorded $702,000 of valuation allowance for the net increase in deferred tax assets arising from miscellaneous items. The decrease in the valuation allowance recorded in income tax expense from continuing operations excludes $653,000 of the net valuation allowance pertaining to discontinued operations.

At December 31, 2011, the Company evaluated the need to maintain a valuation allowance for deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance, such as the reversal of the three-year cumulative net losses to cumulative net profits, the sale of the Company’s unprofitable e-commerce business, renewals of key customer contracts at neutral to favorable economic impact and forecasted future taxable income.

The Company weighed each piece of evidence in a qualitative and quantitative analysis and based upon its judgment determined that the weight of the positive evidence was sufficient to conclude that the Company will more likely than not realize a portion of the U.S. deferred tax assets of an ordinary nature. Accordingly, the Company released a valuation allowance on these deferred tax assets as of December 31, 2011 in the amount of $18.9 million and reflected this income tax benefit in the results from continuing operations. The financial projections supporting the Company’s conclusion to release a portion of its valuation allowance contain significant assumptions and estimates of future operations.

At the end of the year, the Company had U.S. deferred tax assets of an ordinary nature, exclusive of those which it cannot realize until it uses the deferred tax assets to reduce taxes payable, of $18.9 million. The Company needs to generate $54.0 million of pre-tax income during the future to realize these deferred tax assets.

The Company does not forecast income of a capital nature. The lack of forecasted capital gains represents negative evidence as to the realizability of the deferred tax assets of a capital nature. The Company weighted each piece of evidence and judged that the weight of the negative evidence was sufficient to retain the valuation allowance against its U.S. deferred tax assets of a capital nature.

The Company has deferred tax assets of net operating losses that arose from excess tax benefits for stock-based compensation and minimum tax credits that arose from the corresponding alternative minimum tax paid for those excess tax benefits. The Company will continue to apply a valuation allowance against these deferred tax assets until the Company utilizes the deferred tax assets to reduce taxes payable.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

During the year, the valuation allowance decreased by $33.4 million, which includes the $18.9 million release of the balance at the end of the year.

The net changes in the valuation allowance during the years ended December 31, 2011 and 2010 are shown below (in thousands):

	Valuation allowance
	2011	2010
Balance at beginning of year	$316,355	$319,140
Net changes to deferred tax assets, subject to a valuation allowance	(14,481)	(2,785)
Release of end of year valuation allowance	(18,874)	—

Balance at end of year	$283,000	$316,355

Net change during the year	$(33,355)	$(2,785)

As of December 31, 2011, the Company’s U.S. federal net operating loss carryforward for income tax purposes was $785.1 million, which relates to tax deductions for stock-based compensation. When the net operating loss carryforwards related to excess stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the consolidated balance sheets rather than the Company’s Statement of Operations.

If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2030. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

Unrecognized tax benefits
Balance at January 1, 2009	$18,830
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Gross increases for tax positions of current year	—
Gross decreases for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	(566)

Balance at December 31, 2010	$18,264
Gross increases for tax positions of prior years	146
Gross decreases for tax positions of prior years	(76)
Gross increases for tax positions of current year	—
Gross decreases for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	(67)

Balance at December 31, 2011	$18,267

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $816,000 and $737,000 as of December 31, 2011 and 2010, respectively. The remaining $17.5 million as of both December 31, 2011 and 2010, if recognized, would create a deferred tax asset subject to a valuation allowance. If the Company released the valuation allowance, the amount would affect the Company’s effective tax rate. The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2011, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the year ended December 31, 2011, the Company accrued interest expense related to uncertain tax positions, net of the reversal of accrued interest on other uncertain tax positions upon the expiration of the statute of limitations on assessments, in the amount of $52,000. During the year ended December 31, 2010, the Company reversed previously accrued interest expense related to the uncertain tax positions upon the expiration of the statute of limitations on assessments. The Company included the reversal of interest, net of accrued interest on other uncertain tax positions, in the amount of $159,000. During the year ended December 31, 2009, the Company accrued interest expense related to uncertain tax positions in the amount of $108,000. As of December 31, 2011 and 2010, the Company had $145,000 and $93,000 of accrued interest related to uncertain tax positions, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Note 9:    Business Combinations

Presented below is information regarding the Company’s business combinations during the years ended December 31, 2011, 2010, and 2009, including information about the allocation of the purchase price from these transactions.

Mercantila

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an online retail company. The acquisition was intended to diversify the Company’s business model and expand its operations into the online retail industry. On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are reflected as discontinued operations for all periods presented in the Company’s Annual Report on Form 10-K. Nikhil Behl, a former Named Executive Officer of InfoSpace, owned a majority interest in Zoo Stores at the time of the transaction, and Mr. Behl ceased to be an officer of, or otherwise affiliated with, InfoSpace upon the closing of the transaction.

Since the acquisition date, the Company has included in its consolidated results the financial results of its acquired Mercantila, Inc. assets, which included $49.4 million of revenue, a contribution to loss from discontinued operations of $6.8 million, and a loss on sale of $7.7 million.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

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

The Company expected that goodwill would be deductible for tax purposes.

The customer relationships had estimated useful lives of 12 months and were amortized over their lives under the straight-line method. The developed core technology had an estimated useful life of 24 months, after which the Company assumed that substantial modifications and enhancements would be required for the technology to remain competitive. The license was amortized over its life proportionately to the estimated total revenue to be generated through the acquired technology. The Company determined that the acquired Internet domain names had indefinite lives, and, therefore, these intangible assets were not amortized to expense.

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

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

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

Revenue generated from search traffic on the Make The Web Better site as an owned and operated property was $8.2 million in 2011 and $16.4 million in 2010. Other than the amortization expense of $2.6 million in 2011 and $9.0 million in 2010 associated with the recognized code base intangible asset, direct operating costs associated with the revenue generated by this site are not significant. Additionally, see Note 2 for costs related to a contingent consideration arrangement with the former owners of Make The Web Better.

Note 10:    Subsequent Events

On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT Holdings, Inc., and its wholly-owned subsidiary, 2nd Story Software, Inc., which operates a tax preparation software and online service, TaxACT. The Company paid $287.5 million in cash for this acquisition, less certain transaction expenses, and subject to certain specified working capital adjustments. The TaxACT acquisition was funded from its cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn). The acquisition was intended to diversify the Company’s business model and expand its operations into the tax preparation industry.

INFOSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010, and 2009

The Company has not completed its purchase accounting for this transaction and is still in the process of valuing the assets acquired. Preliminary estimates of valuations are as follows (amounts in thousands):

Fair Value
Tangible assets acquired	$22,100
Liabilities assumed	13,400

Identifiable net assets acquired	$8,700

Fair value adjustments to intangible assets
Customer relationships	$101,000
Proprietary technology	29,800
Trade name	19,500

Fair value of intangible assets acquired	$150,300

Purchase price:
Cash paid	$287,500
Less identifiable net assets acquired	(8,700)
Plus deferred tax liability related to intangible assets	52,600
Less fair value of intangible assets acquired	(150,300)

Excess of purchase price over net assets acquired, allocated to goodwill	$181,100

The Company’s preliminary estimates of the economic lives of the acquired intangible assets are eight years for the customer relationships, four years for the proprietary technology, three years for the personal property assets, and the trade name is estimated to have an indefinite-life. The Company plans to amortize the definite-lived intangible assets over their respective estimated lives. The goodwill and the trade name will be tested for impairment at least annually. The Company expects to report its final valuations in its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. The Company plans to file the required historical financial statements of TaxACT Holdings, Inc., and the required pro forma financial statements that combine the results of The Company and TaxACT Holdings, Inc., in a Form 8-K/A to amend the Current Report on Form 8-K filed on January 31, 2012, by April 17, 2012.

The Company paid $392,000 in 2011 in acquisition costs reported in general and administrative expenses. The Company placed $20 million of the purchase price in escrow to provide security for certain indemnification obligations set forth in the acquisition agreement. The Company incurred $3.1 million of debt origination costs related to the credit facility used to help fund the acquisition, which the Company plans to amortize to interest expense over the term of the loan. Upon the completion of the acquisition, the Company issued 380,000 options and 167,000 RSUs to TaxACT’s employees, as an incentive for future services.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 and its report is included below.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness in internal control over financial reporting related to our accounting for the purchase of assets consisting of internet properties and licenses for content and technology from Make The Web Better, as further described in Part 1, Item 4 of our Quarterly Report on Form 10-Q filed on November 14, 2011, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InfoSpace, Inc.

Bellevue, Washington

We have audited the internal control over financial reporting of InfoSpace, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 9, 2012, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the acquisition of TaxACT Holdings, Inc. and subsidiary.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 9, 2012

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

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation of Named Executive Officers.”

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

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Committee Report.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)

1.     Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 of this report.

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

INFOSPACE, INC.

By:	/s/ WILLIAM J. RUCKELSHAUS
William J. Ruckelshaus President and Chief Executive Officer

Date:	March 9, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric M. Emans and Linda A. Schoemaker, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. RUCKELSHAUS William J. Ruckelshaus	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2012

/s/ ERIC M. EMANS Eric M. Emans	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Chairman and Director	March 9, 2012

/s/ JULES HAIMOVITZ Jules Haimovitz	Director	March 9, 2012

/s/ RICHARD D. HEARNEY Richard D. Hearney	Director	March 9, 2012

/s/ STEVEN W. HOOPER Steven W. Hooper	Director	March 9, 2011

/s/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Director	March 9, 2011

/s/ ANDREW M. SNYDER Andrew M. Snyder	Director	March 9, 2011

/s/ LEWIS M. TAFFER Lewis M. Taffer	Director	March 9, 2011

/s/ JAMES F. VOELKER James F. Voelker	Director	March 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	LLC Interest Purchase Agreement dated June 10, 2011 among Zoo Stores, Inc., InfoSpace, Inc., and Mercantila Acquisition, LLC	8-K	June 28, 2011	2.1

2.2	Agreement and Plan of Merger by and among InfoSpace, Inc., Bluebunch Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. in its capacity as a Stockholder Representative, and Lance Dunn in his capacity as a Stockholder Representative, dated as of January 7, 2012.	8-K	January 9, 2012	2.1

2.3	Amendment to Agreement and Plan of Merger, dated January 25, 2012				X

3.1	Restated Certificate of Incorporation	10-Q	November 14, 2011	3.1

3.2	Restated Bylaws, as amended	8-K	November 20, 2007	3.2

4.3	Preferred Stock Rights Agreement, dated as of July 19, 2002, between the Company and Mellon Investor Services LLC, including the Form of Certificate of the Powers, Designations, Preferences and Rights of Series C Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively	8-K	July 24, 2002	4.4

10.1*	1998 Employee Stock Purchase Plan	S-1 (No. 333-62323), as amended	August 27, 1998	10.3

10.2*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of November 18, 2011				X

10.3*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.5

10.4*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.6

10.5*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.8

10.6*	Form of InfoSpace, Inc. Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.9

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.7*	InfoSpace, Inc. Amended and Restated 2001 Nonstatutory Stock Option Plan	10-Q	August 9, 2007	10.6

10.8*	Form of Amended and Restated 2001 Nonstatutory Stock Option Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement	10-Q	August 9, 2007	10.33

10.9*	Form of Market Stock Units Agreement	10-Q	August 8, 2011	10.10

10.10	Office Lease Agreement, dated March 10, 2000, between InfoSpace, Inc. and Three Bellevue Center, LLC for office space located at 601 108th Avenue N.E., Bellevue, Washington	10-K	March 30, 2000	10.17

10.11	Ninth Amendment to Office Lease Agreement effective as of December 21, 2007, between InfoSpace, Inc. and WA—Three Bellevue Center, LLC	8-K	January 4, 2008	10.1

10.12	Eleventh Amendment to Office Lease Agreement, effective as of April 23, 2009, between InfoSpace, Inc. and WA—Three Bellevue Center, LLC	10-K	February 26, 2010	10.15

10.13	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa.				X

10.14*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	April 13, 2011	10.1

10.15*	Amended and Restated InfoSpace Executive Bonus Plan, applicable for 2011	10-Q	August 8, 2011	10.11

10.16*	InfoSpace 2012 Executive Bonus Plan	8-K	February 10, 2012	10.1

10.17*	Amended and Restated Equity Grant Program for Nonemployee Directors	8-K	April 13, 2011	10.2

10.18*	Nonemployee Director Cash Compensation Policy, updated and effective as of November 8, 2011				X

10.19*	Employment Agreement effective as of October 7, 2008 between InfoSpace, Inc. and Michael J. Glover	10-Q	November 10, 2008	10.1

10.20*	409A Corrective Amendment to Employment Agreement for Michael J. Glover	10-Q	August 8, 2011	10.5

10.21*	Employment Agreement, amended and restated effective as of October 28, 2008, between InfoSpace, Inc. and David B. Binder	10-Q	November 10, 2008	10.3

10.22*	409A Corrective Amendment to Employment Agreement for David B. Binder	10-Q	August 8, 2011	10.3

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.23*	Employment Agreement, amended and restated effective as of January 6, 2012, between InfoSpace, Inc. and Eric M. Emans				X

10.24*	Employment Agreement, amended and restated effective as of January 6, 2012, between InfoSpace, Inc. and Linda A. Schoemaker				X

10.25*	Amended and Restated Employment Agreement between William J. Ruckelshaus and InfoSpace, Inc. dated June 15, 2011	10-Q	August 8, 2011	10.1

10.26*	Employment Agreement between JoAnn Kintzel, 2nd Story Software, Inc., and InfoSpace, Inc. dated January 31, 2012				X

10.27*	Employment agreement between InfoSpace, Inc. and Travis McElfresh	10-Q	May 6, 2011	10.3

10.28*	Employment agreement effective as of March 22, 2010 between InfoSpace, Inc. and Stephen Hawthornthwaite	10-Q	May 6, 2010	10.3

10.29*	409A Corrective Amendment to Employment Agreement for Stephen P. Hawthornthwaite	10-Q	August 8, 2011	10.6

10.30*	Separation and Release of Claims Agreement between Stephen Hawthornthwaite and InfoSpace, Inc., effective October 21, 2011				X

10.31*	Employment agreement effective as of May 10, 2010 between InfoSpace, Inc. and Nikhil Behl	10-Q	August 4, 2010	10.1

10.32*	Termination and Waiver dated June 22, 2011 between InfoSpace, Inc. and Nikhil Behl	8-K	June 28, 2011	10.1

10.33†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	8-K	March 31, 2011	10.1

10.34†	Amended and Restated Google Services Agreement by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	8-K	March 31, 2011	10.2

10.35†	Amendment Number One to Amended and Restated Google Inc. Services Agreement and Order Form dated November 6, 2006 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.3

10.36†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.4

10.37†	Amendment Number Four to Amended and Restated Google Inc. Services Agreement and Order Form dated December 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.5

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.38†	Amendment Number Five to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.6

10.39†	Amendment Number Six to Amended and Restated Google Inc. Services Agreement and Order Form dated August 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.7

10.40†	Amendment Number Seven to Amended and Restated Google Inc. Services Agreement and Order Form dated April 1, 2011 by and between Google Inc. and InfoSpace Sales LLC	10-Q	May 6, 2011	10.1

10.41†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC	10-Q/A	August 30, 2011	10.2

10.42	Securities Purchase Agreement between InfoSpace, Inc. and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.1

10.43	Warrant to Purchase Common Stock granted by InfoSpace, Inc. to Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.2

10.44	Stockholder Agreement between InfoSpace, Inc. and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.3

10.45	Credit Agreement among 2nd Story Software, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and RBS Citizens, N.A., as administrative agent and a lender, BMO Harris Financing, Inc., Silicon Valley Bank, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated as of January 31, 2012				X

10.46	Settlement Agreement dated September 14, 2010	8-K	September 17, 2010	99.1

14.1	InfoSpace, Inc. Code of Business Conduct and Ethics, as amended on November 3, 2010	10-Q	November 5, 2010	14.1

21.1	Subsidiaries of the registrant				X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (contained on the signature page hereto)				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101**	The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations and Comprehensive Income, (iii), Consolidated Statements of Stockholders’ Equity, (iv), Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under those sections.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits to this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.