Form 10-Q
period 2012-03-31
INFOSPACE INC
filed 2012-05-10
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(425) 201-6100

Registrant’s telephone number, including area code:

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, Par Value $0.0001	40,031,121

INFOSPACE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$101,840	$81,897
Short-term investments, available-for-sale	28,028	211,654
Accounts receivable, net of allowance of $10 and $10	31,438	25,019
Other receivables	1,121	542
Prepaid expenses and other current assets, net	5,125	1,958

Total current assets	167,552	321,070
Property and equipment, net	5,878	5,277
Goodwill	230,980	44,815
Deferred tax asset, net	21,165	19,102
Other intangible assets, net	148,391	1,315
Other long-term assets	2,134	3,560

Total assets	$576,100	$395,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,561	$28,947
Accrued expenses and other current liabilities	15,876	10,250
Derivative instrument	6,490	—
Short-term portion of long-term debt, net of discount of $211	6,914	—

Total current liabilities	64,841	39,197
Long-term liabilities:
Long-term debt, net of discount of $607	77,268	—
Deferred tax liability	50,188	—
Other long-term liabilities	2,732	837

Total long-term liabilities	130,188	837

Total liabilities	195,029	40,034
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value, $0.0001— authorized, 1,800,000,000 shares; issued and outstanding, 39,803,890 and 39,533,570 shares	4	4
Additional paid-in capital	1,368,557	1,353,971
Accumulated deficit	(987,496)	(998,902)
Accumulated other comprehensive income	6	32

Total stockholders’ equity	381,071	355,105

Total liabilities and stockholders’ equity	576,100	395,139

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Quarters ended March 31,
	2012	2011
Revenues	$115,696	$51,650
Cost of sales (includes amortization of acquired intangible assets of $1,511 and $958)	59,547	32,674

Gross profit	56,149	18,976
Expenses and other income:
Engineering and technology	2,573	1,664
Sales and marketing	19,443	6,967
General and administrative	11,066	5,160
Depreciation	535	662
Amortization of intangible assets	2,113	—
Other loss (income), net	1,555	(75)

Total expenses and other loss (income)	37,285	14,378

Income from continuing operations before income taxes	18,864	4,598
Income tax expense	(7,458)	(1,702)

Income from continuing operations	11,406	2,896

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(1,573)

Net income	$11,406	$1,323

Income per share – Basic
Income from continuing operations	$0.29	$0.08
Loss from discontinued operations	—	(0.04)

Basic net income per share	$0.29	$0.04

Weighted average shares outstanding used in computing basic net income per share	39,692	36,339

Income per share – Diluted
Income from continuing operations	$0.28	$0.08
Loss from discontinued operations	—	(0.04)

Diluted net income per share	$0.28	$0.04

Weighted average shares outstanding used in computing diluted net income per share	40,978	37,084

Other comprehensive income:
Net income	$11,406	$1,323
Unrealized gain on investments, available-for-sale, included in net income	6	29

Comprehensive income	$11,412	$1,352

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarters ended March 31,
	2012	2011
Operating activities:
Net income	$11,406	$1,323
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss from discontinued operations	—	1,573
Stock-based compensation	2,422	2,033
Warrant-related stock-based compensation	4,286	—
Loss on derivative instrument	272	—
Depreciation and amortization of intangible assets	4,575	2,409
Excess tax benefits from stock-based award activity	(12,058)	(787)
Deferred income taxes	(5,462)	1
Unrealized amortization of premium on investments, net	(327)	105
Amortization of debt origination costs	331	—
Amortization of debt discount	135	—
Earn-out contingent liability adjustments	—	1,500
Gain on resolution of contingent liability	—	(1,500)
Other	26	(33)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	2,971	(1,117)
Other receivables	657	235
Prepaid expenses and other current assets	(1,564)	351
Other long-term assets	1,863	(245)
Accounts payable	(3,713)	8,950
Accrued expenses and other current and long-term liabilities	13,228	(16,326)

Net cash provided (used) by operating activities of continuing operations	19,048	(1,528)

Investing activities:
Business acquisition, net of cash acquired	(279,386)	—
Purchases of property and equipment	(193)	(1,191)
Change in restricted cash	767	168
Proceeds from sales of investments	163,883	—
Proceeds from maturities of investments	20,020	30,486
Purchases of investments	—	(33,186)

Net cash used by investing activities of continuing operations	(94,909)	(3,723)

Financing activities:
Proceeds from loan, net of debt issuance costs of $2,343 and debt discount of $953	96,704	—
Repayment of debt	(15,000)	—
Excess tax benefits from stock-based award activity	12,058	787
Proceeds from stock option exercises	2,063	2,266
Proceeds from issuance of stock through employee stock purchase plan	189	207
Tax payments from shares withheld upon vesting of restricted stock units	(210)	(299)
Earn-out payments for business acquisitions	—	(423)
Repayment of capital lease obligation	—	(151)

Net cash provided by financing activities of continuing operations	95,804	2,387
Discontinued operations:
Net cash used by operating activities of discontinued operations	—	(3,684)
Net cash used by investing activities of discontinued operations	—	(44)

Net cash used by discontinued operations	—	(3,728)

Net increase (decrease) in cash and cash equivalents	19,943	(6,592)
Cash and cash equivalents:
Beginning of period	81,897	155,645

End of period	$101,840	$149,053
Non-cash items:
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	—	(1,500)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

INFOSPACE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Description of the business: InfoSpace, Inc. (the “Company” or “InfoSpace”) operates two primary businesses units: an internet search business and an online tax preparation business. The Company's search business consists primarily of a B2B offering that provides our search technology, aggregated content, and services to our distribution partners. The search business also offers search services directly to consumers through our own internet search properties. The tax preparation business consists of the operations of the TaxACT tax preparation software and online service business that the Company acquired on January 31, 2012.

InfoSpace primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The InfoSpace search business does not generate its own search content, but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as Search Customers.

On January 31, 2012, the Company acquired TaxACT Holdings, Inc. (“TaxACT Holdings”) and its wholly-owned subsidiary, 2nd Story Software, Inc. (“2nd Story”), which operates the TaxACT tax preparation online service and software business. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary data storage and financial services. The majority of the TaxACT business's revenue is generated by the online service at www.taxact.com. As a highly seasonal business, almost all of the TaxACT revenue is generated in the first four months of the calendar year.

As a result of the acquisition of the TaxACT business, the Company has determined that it has two reporting segments: Search and Tax Preparation. The Search segment consists of the Company’s search operations and the Tax Preparation segment is the TaxACT business. Beginning with this quarterly report and going forward, unless context indicates otherwise, the Company uses the term “search” to represent search services and uses the term “tax preparation” to represent services and products sold through the TaxACT business. See “Note 10: Segment Information.”

2. Summary of Significant Accounting Policies

The Company’s critical accounting policies and methodologies during the quarter ended March 31, 2012 include those described in its Annual Report on Form 10-K for the year ended December 31, 2011, along with those presented below.

Tax Preparation Revenue Recognition: The Company derives revenue from the sale of tax preparation online service offerings, tax preparation packaged software products, tax preparation support services, bank or pre-paid card products, and products and/or services that consist of a combination of two or more of these elements. These revenues are recorded in the Tax Preparation segment. The Company recognizes revenue for the Tax Preparation segment when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have a significant impact on the timing and amount of revenue that the Company recognizes.

In some situations, the Company receives advance payments from its customers. The Company defers revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until the Company ships the products or performs the services.

For products and/or services that consist of multiple elements, the Company must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value if available, third-party evidence of fair value if VSOE is not available, and estimated selling price if neither VSOE nor third-party evidence is available; and (3) allocate the total price among the various elements based on the relative selling price method. Once the Company has allocated the total price among the various elements, it recognizes revenue when the revenue recognition criteria described above are met for each element.

For the multiple-element arrangements, the Company has established VSOE for all elements based on historical prices charged for each element on an individual basis. As VSOE has been established, the revenue attributable to each element is recognized separately. For multiple-element arrangements that include software, the software element is recognized upon delivery of the product in accordance with software revenue recognition guidance. For multiple-element arrangements that include software as a service (“SaaS”), the SaaS element is recognized upon the purchase of the service, as it is typically purchased at the end of the process and that is the point in which the four revenue recognition criteria above are met. The revenue related to the support services is recognized ratably over the period in which the Company expects the tax returns to be filed, which is the anticipated service period.

The banking service products are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customer deducted from their refund. The Company provides customer information to a third party bank that interfaces with the Internal Revenue Service to distribute tax payer refunds. Depending on the bank product, the Company receives a portion of or the entire fee paid for this service. Revenue for this fee is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon cash receipt.

Debt Issuance Costs and Debt Discount

Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the contractual term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other loss (income), net in the consolidated statements of operations. The short-term portion of unamortized debt issuance costs are recorded in prepaid expenses and other current assets, net and the long-term portion is recorded in other long-term assets, net in the consolidated balance sheets.

A debt discount is initially recorded as a contra-liability associated with the related loan and amortized to interest expense under the effective interest method over the contractual term of the related debt. Unamortized debt discount related to extinguishment of debt is expensed at the time the debt is extinguished and recorded in other loss (income), net in the consolidated statements of operations. The short-term portion of unamortized debt discount is recorded in current liabilities and the long term portion is recorded in long-term liabilities in the consolidated balance sheets.

3. Acquisition

TaxACT Holdings. On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, 2nd Story, which operates the TaxACT tax preparation software and online service business. The Company paid $287.5 million in cash for this acquisition, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from the Company’s cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn). See Note 8 below. The acquisition was intended to diversify the Company’s business model and expand its operations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. Preliminary valuations are as follows (in thousands):

Fair Value
Tangible assets acquired	$21,664
Liabilities assumed	15,898

Identifiable net assets acquired	$5,766

Fair value adjustments to intangible assets
Customer relationships	$101,400
Proprietary technology	29,800
Trade name	19,500

Fair value of intangible assets acquired	$150,700

Purchase price:
Cash paid	$287,500
Less identifiable net assets acquired	(5,766)
Plus deferred tax liability related to intangible assets	55,132
Less fair value of intangible assets acquired	(150,700)

Excess of purchase price over net assets acquired, allocated to goodwill	$186,166

The preliminary fair value determinations for assets acquired and liabilities assumed for this acquisition was based upon a preliminary valuation and certain of our estimates and assumptions are subject to change as we obtain additional information for our estimates in future periods. The primary areas of the acquisition accounting that are not yet finalized relate to income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill and its attribution to the segments. The Company incurred acquisition costs of $305,000 in 2011 and $1.1 million in the quarter ended March 31, 2012, which were recognized in general and administrative expenses as incurred. The Company incurred $2.3 million of debt origination costs related to the credit facility used to help fund the acquisition, which the Company plans to amortize to interest expense over the term of the loan. The Company did not assume any equity awards or plans from 2nd Story. Following the completion of the acquisition, the Company issued 380,000 options and 167,000 RSUs to 2nd Story’s employees, as an incentive for future services, and at levels consistent with other employee awards.

The Company’s estimates of the economic lives of the acquired intangible assets are eight years for the customer relationships, four years for the proprietary technology, approximately three years for the personal property assets, and the trade name is estimated to have an indefinite-life. The Company plans to amortize the definite-lived intangible assets over their respective estimated lives. The goodwill and the trade name will be tested for impairment at least annually.

The gross contractual amount of trade accounts receivable acquired was $9.4 million, which the Company expects to be completely collectible. The Company recorded a fair value of $304,000 for deferred revenue associated with the TaxACT business’s data storage and retrieval service, which 2nd Story, prior to the acquisition, had recorded at $5.1 million as of the acquisition date.

For the period from the January 31, 2012 acquisition date to March 31, 2012, the Company’s total revenues included $40.4 million in revenue from the TaxACT business's sales. For the same period, the TaxACT business contributed $10.3 million to the Company’s net income.

Pro Forma Financial Information of Acquisitions (unaudited)

The financial information in the table below summarizes the combined results of operations of InfoSpace and 2nd Story on a pro forma basis, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma condensed combined statement of comprehensive income for the quarters ended March 31, 2012 and 2011 combines the historical results of operations of InfoSpace for the quarters ended March 31, 2012 and 2011 and the historical results of operations of 2nd Story for the quarters ended March 31, 2012 and 2011.

The following amounts are in thousands:

	Quarters ended March 31,
	2012	2011
Revenue	$136,272	$108,408
Net income	$15,699	$11,964

Goodwill

The goodwill arising from the acquisition consists largely of the ability to attract new customers and develop new technologies post acquisition, which do not qualify for separate recognition. The Company does not expect that any of the goodwill arising from the acquisition will be deductible for tax purposes. The following summarizes our goodwill activity in the first quarter of 2012 by segment (in thousands):

	XXXXXX	XXXXXX	XXXXXX
	Search	Tax Preparation	Total
Goodwill – January 1, 2012	$44,815	$—	$44,815
New acquisitions	—	186,165	186,165

Goodwill – March 31, 2012	$44,815	$186,165	$230,980

The following summarizes the change in other indefinite-lived intangible assets in the first quarter of 2012 by segment (in thousands):

	XXXXXX	XXXXXX	XXXXXX
	Search	Tax Preparation	Total
Other indefinite-lived intangible assets – January 1, 2012	$283	$—	$283
New acquisitions	—	19,499	19,499

Other indefinite-lived intangible assets –March 31, 2012	$283	$19,499	$19,782

4. Fair Value Measures

The Company measures its investments at fair value under accounting principles generally accepted in the Unites States of America (“GAAP”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures its cash equivalents, available-for-sale investments, and derivative instrument at fair value. The cash equivalents and available-for-sale investments are valued with Level 2 in the fair value hierarchy because the Company values its cash equivalents and marketable securities using alternative pricing sources utilizing market observable inputs. The Company classifies its derivative within Level 3 because it is valued using the Black-Scholes valuation model which has significant unobservable marketable inputs; those unobservable inputs are based on historical and disclosed information, primarily the Company’s stock price, and are not expected to vary materially unless the stock price varies materially. The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2012	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$11,384	$—	$11,384	$—
Money market funds	51,940	—	51,940	—

Total cash equivalents	63,324	—	63,324	—

Available-for-sale securities:
U.S. government securities	28,028	—	28,028	—

Total available-for-sale securities	28,028	—	28,028	—

Total assets	91,352	—	91,352	—
Liabilities
Derivative instrument (see Note 5)	(6,490)	—	—	(6,490)

Total assets and liabilities at fair value	$84,862	$—	$91,352	$(6,490)

		Fair value measurements at the reporting date using
	December 31, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$32,637	$—	$32,637	$—
Commercial paper	20,000	—	20,000	—

Total cash equivalents	52,637	—	52,637	—

Available-for-sale securities:
U.S. government securities	162,170	—	162,170	—
Commercial paper	49,484	—	49,484	—

Total available-for-sale securities	211,654	—	211,654	—

Total assets at fair value	$264,291	$—	$264,291	$—

Maturity information was as follows for investments classified as available-for-sale at March 31, 2012 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$28,022	$6	$—	$28,028
Greater than one year	—	—	—	—

Total	$28,022	$6	$—	$28,028

Maturity information was as follows for investments classified as available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$211,622	$34	$(2)	$211,654
Greater than one year	—	—	—	—

Total	$211,622	$34	$(2)	$211,654

In the quarters ended March 31, 2012 and 2011, and at December 31, 2011, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents, available-for-sale investments, and the derivative instrument. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term nature.

5. Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”), stock options, and market stock units (“MSUs,” a form of share price performance-based restricted stock unit granted) granted under the Company’s equity award plans including the Company’s employee stock purchase plan (“ESPP”) and the warrant issued in August 2011 (for further information, see “Note 5: Stockholders' Equity,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011), in the accompanying unaudited condensed consolidated statements of comprehensive income for the quarters ended March 31, 2012 and 2011 (in thousands):

	Quarters ended March 31,
	2012	2011
Services cost of sales	$80	$144
Engineering and technology	256	255
Sales and marketing	414	429
General and administrative	5,958	1,205
Discontinued operations	—	377

Total	$6,708	$2,410

Excluded and capitalized as part of internal-use software	$20	$97

The $1.9 million fair value of the warrant was fully expensed in the year ended December 31, 2011 and was classified to general and administrative expenses. The acquisition of the TaxACT business on January 31, 2012 fulfilled the warrant agreement’s remaining performance condition and extended the warrant’s expiration date. The extension of the warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense in 2012 equal to the increase in the warrant’s fair value and was recognized in general and administrative expenses. Additionally, subsequent to the modification, the Company treated the award as a derivative instrument, and the modification date fair value previously recognized in paid in capital was classified as a current liability. The warrant’s fair value will be determined each reporting period until settled, and the Company recorded a $272,000 loss from derivative instruments in the quarter ended March 31, 2012, classified to other loss (income), net.

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities, and the award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. As a qualified acquisition did not occur in 2011, no expense was recorded for the year ended December 31, 2011. The expense for that award was recognized in the three months ended March 31, 2012 due to the completion of the acquisition of the TaxACT business on January 31, 2012, which constituted a qualifying acquisition. The vesting of the award resulted in a charge of $903,000 to stock-based compensation expense in the three months ended March 31, 2012 and was classified to general and administrative expenses.

The total intrinsic value and net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the ESPP during the quarters ended March 31, 2012 and 2011 is presented below (in thousands):

	Quarters ended March 31,
	2012		2011
	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued
RSUs vested	$789	46	$882	67
Options exercised	336	201	429	317
Shares purchased pursuant to ESPP	99	23	41	30

Total	$1,224	270	$1,352	414

To determine the stock-based compensation expense that was recognized with respect to RSUs, the warrant, and stock options in the three months ended March 31, 2012 and 2011, the Company used the fair value at date of grant for RSUs and the Black-Scholes-Merton option-pricing model for employee and non-employee stock option grants and the warrant, basing expected volatility on historical volatility adjusted for special dividends for all awards. The following weighted-average inputs were used for stock option grants and the warrant:

	Quarters ended March 31,
	2012	2011
Employee stock option grants:
Risk-free interest rate	0.39%	1.06%
Expected dividend yield	0%	0%
Expected volatility	44%	49%
Expected life	3.1 years	2.9 years
Non-employee stock option grant:
Risk-free interest rate	0.26%	—
Expected dividend yield	0%	—
Expected volatility	38 -41%	—
Expected remaining life	1.6 –2.2 years	—
Warrant grant:
Risk-free interest rate	0.95%	—
Expected dividend yield	0%	—
Expected volatility	46%	—
Remaining contractual term	5.6 years	—

6. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the warrant and vesting of unvested RSUs and MSUs using the treasury stock method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for awards with an exercise price less than the average stock price during the period presented (in thousands):

	Quarters ended March 31,
	2012	2011
Weighted average common shares outstanding, basic	39,692	36,339
Dilutive stock options, RSUs, MSUs, and warrant	1,286	745

Weighted average common shares outstanding, diluted	40,978	37,084
Antidilutive awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	467	423
Outstanding awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	742	3,207

7. Commitments and Contingencies

The Company’s contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 due to the acquisition of the TaxACT business. The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2012	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$1,490	$571	$—	$—	$—	$—	$—	$2,061
Purchase commitments	1,118	766	28	—	—	—	—	1,912
Debt commitments	4,750	9,500	9,500	13,063	14,250	33,937	—	85,000

Total	$7,358	$10,837	$9,528	$13,063	$14,250	$33,937	$—	$88,973

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

8. Debt

On January 31, 2012 in conjunction with closing the Company’s acquisition of the TaxACT business, 2nd Story entered into a credit agreement with a group of lenders. 2nd Story’s obligations under the credit agreement are guaranteed by TaxACT Holdings, a direct subsidiary of the Company and the direct parent of 2nd Story, and are secured by the assets of the TaxACT business and the 2nd Story equity owned by TaxACT Holdings. Under the agreement, 2nd Story borrowed $95 million of term debt and has access to various forms of revolving debt. Subject to certain limitations, the amount of revolving debt available to 2nd Story through the credit agreement is $10 million, of which $5 million was borrowed under the agreement.

The $95 million in term debt requires quarterly principal payments and matures on January 31, 2017, and $5 million in revolving debt. These proceeds of this loan were used to pay a portion of the purchase price to the sellers of the TaxACT business. The interest rate on amounts borrowed under the term loan and the revolving loan is variable and payable as of the end of each interest period or, if more frequent, quarterly, based upon, at the election of 2nd Story, the Alternate Base Rate or the LIBOR Rate, plus the Applicable Margin (as such terms are defined in the credit agreement). The Applicable Margin is dependent on the consolidated Total Leverage Ratio (as defined in the credit agreement) of TaxACT Holdings and ranges from 2.0% to 3.5% for borrowings tied to the Alternative Base Rate and 3.0% to 4.5% for borrowings tied to the LIBOR Rate.

A portion of any excess cash flows, as the term is defined in the credit agreement, must be used to make a mandatory prepayment on the term loan in September 2012, July 2013, and thereafter within 90 days of each fiscal year end of 2nd Story. The term debt may be prepaid without penalty. On February 10, 2012, 2nd Story repaid the outstanding revolving debt of $5 million and on March 13, 2012 it prepaid $10 million of the outstanding term debt. The credit agreement covenants limit 2nd Story and its parent from, in certain circumstances, incurring additional indebtedness, incurring liens, paying dividends to the Company, making capital expenditures over stipulated maximums, allowing the consolidated Total Leverage Ratio (as defined in the credit agreement) to exceed stipulated levels over the debt term, and allowing the Fixed Charge Coverage Ratio to be less than stipulated levels. Additionally, the Company was required to hedge a portion of the interest rate risk associated with the term debt 90 days after its inception, and that requirement was met subsequent to March 31, 2012.

9. Income Taxes

The Company provides income taxes for the various jurisdictions in which it operates. The income tax expense or benefit reflects the income tax effects of financial reporting income, permanent differences between financial reporting income and taxable income and the effects of the change in the valuation allowance applied to its deferred tax assets. At the end of each quarterly reporting period, the Company estimates the income, permanent differences, changes in the deferred tax assets and the related change to its valuation allowance, and the effective income tax rate that it expects for the full year.

Each quarterly reporting period, the Company applies the expected effective income tax rate to financial reporting income recorded in its financial statements on a year-to-date basis and records the change in expected income taxes as income tax expense or benefit. The Company reflects the tax effect of any tax law changes and certain other discrete events in the period in which they occur.

The expected annual effective tax rate may vary during each quarterly reporting period due to a number of factors, including the effects from any forecasted permanent differences between financial reporting and tax reporting, enactment of tax legislation in the various jurisdictions in which the Company operates, and certain other discrete events.

As discussed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company has a valuation allowance against deferred tax assets of net operating losses that arose from excess tax benefits for stock-based compensation. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets, will not be realized.

The Company recorded income tax expense of $7.5 million and $1.7 million in the quarters ended March 31, 2012 and 2011, respectively. In the quarter ended March 31, 2012, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible stock compensation. In the quarter ended March 31, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

During the quarter ended March 31, 2012, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

10. Segment Information

The Company changed its operational structure as a result of the January 2012 acquisition of the TaxACT business. The Search segment consists of the Company’s search services operations and the Tax Preparation segment is the TaxACT business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company presents revenue and cost of sales for each of the two segments. Search segment cost of sales consists primarily of revenue sharing arrangements with the Company’s distribution partners and usage-based content fees. Tax Preparation segment cost of sales consists primarily of royalties and payment processing fees for customer transactions.

The Company does not allocate certain general, administrative, and overhead costs, or stock-based compensation, depreciation, amortization of intangible assets, other loss (income), net, income tax expense, or results from discontinued operations to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate.” The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the quarters ended March 31, 2012 and 2011 are presented below (in thousands):

	Quarters ended March 31,
	2012	2011
Search
Revenue	$75,295	$51,650
Cost of revenue	53,106	29,185
Operating expense	8,816	11,370

Search segment income	13,373	11,095
Search segment margin	18%	22%
Tax Preparation
Revenue	40,401	—
Cost of revenue	2,579	—
Operating expense	15,687	—

Tax Preparation segment income	22,135	—
Tax Preparation segment margin	55%	—
Total Segment
Total segment revenue	115,696	51,650
Total segment cost of revenue	55,685	29,185
Total segment operating expenses	24,503	11,370

Total segment income	35,508	11,095
Total segment margin	31%	22%
Corporate
Operating expense	3,806	2,130
Stock-based compensation	6,708	2,033
Depreciation	951	1,451
Amortization of intangible assets	3,624	958
Other loss (income), net	1,555	(75)
Income tax expense	7,458	1,702
Loss from discontinued operations, net of tax	—	1,573

Total corporate	24,102	9,772

Net income	$11,406	$1,323

Information on reportable segments and a reconciliation to consolidated net income for the year ended December 31, 2011 and each of the quarters ended June 30, September 30, and December 31, 2011, classified to conform to the current presentation, are as follows (in thousands):

	Quarters ended			Year ended
	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Search
Revenue	$54,292	$56,257	$66,614	$228,813
Cost of sales	33,517	36,329	44,856	143,887
Operating expense	9,241	9,119	8,990	38,720

Search segment income	11,534	10,809	12,768	46,206
Search segment margin	21%	19%	19%	20%
Corporate
Operating expense	2,543	2,307	2,603	9,583
Stock-based compensation	1,338	3,049	1,268	7,688
Depreciation	1,376	1,115	919	4,861
Amortization of intangible assets	772	518	347	2,595
Other loss (income), net	(107)	456	972	1,246

	Quarters ended			Year ended
	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Income tax expense	1,936	1,289	(16,215)	(11,288)
Loss from discontinued operations, net of tax	8,354	—	—	9,927

Total corporate	16,212	8,734	(10,106)	24,612

Net income	$(4,678)	$2,075	$22,874	$21,594

11.	Discontinued Operations

On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the unaudited condensed consolidated financial statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the quarter March 31, 2011 are presented below (in thousands):

Quarter ended March 31, 2011
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

12.	Recent Accounting Pronouncements

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard was effective for the Company as of January 1, 2012. Because this ASU impacts presentation only, and the Company already presented its other comprehensive income consistent with the June 2011 guidance, its adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

Overview

InfoSpace, Inc. owns and operates two primary businesses units: an internet search business and a tax preparation software and online service business. Our search business is primarily a B2B service through which we provide our technology, aggregated search content, and services to partner sites. We also offer our search services directly to consumers through our owned internet search properties. The tax preparation business consists of the operations of the TaxACT business, which we acquired on January 31, 2012. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary data storage and financial services. Following the acquisition of the TaxACT business, we determined that we have two reporting segments: Search and Tax Preparation.

Search

The majority of InfoSpace’s revenues are generated by our Search segment. Our Search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The Search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The InfoSpace search business does not generate its own search content, but instead aggregates search content from a number of content providers. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search engine content providers to continually improve the user experience. Some of these content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as Search Customers.

Revenue from our Search segment is generated primarily as a result of end users of our services clicking on paid search results displayed on our own branded websites or those of our distribution partners. These paid search results are provided to us by our Search Customers. The Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with the partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks. Revenue from Google accounts for approximately 90% of our Search segment revenue for the three months ended March 31, 2012.

Search segment revenue increased to $75.3 million for the three months ended March 31, 2012 from $51.7 million for the three months ended March 31, 2011. This increase was driven primarily by an increase of $28.2 million in revenue generated by our distribution partners. Revenue from our existing distribution partners increased to $64.0 million for the three months ended March 31, 2012 from $37.2 million in the three months ended March 31, 2011. Additionally, revenue from new distribution partners (launched during the current year) increased by $1.4 million for the three months ended March 31, 2012 as compared to the same period in 2011.

Tax Preparation

Our Tax Preparation segment generates its revenue through three primary methods: the sale of state and upgraded federal income tax preparation software and online services to consumers, the sale of ancillary services to any user, paid or not, and the sale of its professional edition income tax preparation software to professional tax preparers. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com and, as a highly seasonal business, almost all of that revenue is generated in the first four months of the calendar year. The TaxACT business’s basic federal tax preparation software and services is “free for everyone,” meaning that any taxpayer can use the services to file his or her federal income taxes without paying for upgraded services. This free offer differentiates TaxACT’s offerings from many of its competitors, and offers a valuable marketing proposition. The TaxACT business generates revenue from a percentage of these “free” users who choose to upgrade for a fee to the deluxe product and ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, additional support, data archiving, a deferred payment option, and a bank card product. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the TaxACT business’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Use of Cash

As of March 31, 2012, we had approximately $130 million in cash, cash equivalents, and short term investments available for sale. We may use these amounts in the future on investment in our current businesses, in acquiring new businesses or assets, or for repayment of debt. Such businesses or assets may not be related to search or tax preparation, and such acquisitions will result in us incurring further transaction related costs.

Overview of 2012 Operating Results

The following is an overview of our operating results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. A more detailed comparison of our operating results for these periods is included under the heading “Results of Operations for the Three Months Ended March 31, 2012 and 2011” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the quarters ended March 31, 2012 and 2011 in total dollars (in thousands) and as a percentage of associated revenue are presented below:

	Quarters ended March 31,
	2012		2011
Revenues	$115,696		$51,650

		% of total revenues		% of total revenues
Gross profit	$56,149	48.5%	$18,976	36.7%
Income from continuing operations	$11,406	9.9%	$2,896	5.6%
Net income	$11,406	9.9%	$1,323	2.6%
Adjusted EBITDA(1)	$31,702	27.4%	$8,965	17.4%
Non-GAAP net income (1)	$28,517	24.6%	$7,433	14.4%

		% of search services revenue		% of search services revenue
Search Revenue:
Revenue from distribution partners		87%		73%
Revenue from existing distribution partners (launched prior to the then-current year)		85%		72%
Revenue from new distribution partners (launched during the then-current year)		2%		1%
Revenue from owned and operated properties		13%		27%

Tax Preparation Revenue:
Revenue (2)	$40,401		$—
Tax Preparation TaxACT consumer e-files (3)	3,913		—

(1)	Adjusted EBITDA and Non-GAAP net income are non-GAAP measures, defined below in “Non-GAAP Financial Measures.”

(2)	The Company acquired the TaxACT business on January 31, 2012, and this amount only includes the period from February 1, 2012 through March 31, 2012.

(3)	Amount represents Tax Preparation segment consumer e-files for the 2011 tax season through March 31, 2012.

The increase in our search services revenue for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was primarily due to an increase of revenue generated by our distribution partners. This increase was partially offset by a decrease in revenue coming from our owned and operated properties. We generated 51% and 41% of our search services revenue through our top five distribution partners for the quarters ended March 31, 2012 and 2011, respectively. The web properties of our top five distribution partners for the quarter ended March 31, 2012 generated 39% of our search services revenue for the quarter ended March 31, 2011.

The increase in gross profit as a percentage of revenue for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, was primarily due to our acquisition of the TaxACT business described above. The increase in our sales and marketing expense, for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, was primarily due to an increase in expenses associated with the operation of our TaxACT business. The increase in general and administrative expenses, for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, was primarily due to an increase in stock-based compensation relating to the modification of equity awards at the date of acquisition of the TaxACT business.

Results of Operations for the Quarters Ended March 31, 2012 and 2011

Business Segment Results

The following information presents the results of operations of our two reporting segments. Segment expenses do not include certain costs such as certain general, administrative, and overhead costs, stock-based compensation, depreciation, amortization of intangible assets, other loss (income), net, income tax expense, or results from discontinued operations to the reportable segments.

Search

Search segment results are as follows (in thousands):

	Quarters ended March 31,		Change from
	2012	2011	2011
Revenue	$75,295	$51,650	$23,645
Cost of revenue	53,106	29,185	23,921
Operating expense	8,816	11,370	(2,554)

Segment income	$13,373	$11,095	$2,278

Segment margin	17.8%	21.5%	(3.7)%

Our ability to increase the revenue generated from our distribution partners’ web properties is dependent on our ability to attract and retain distribution partners, which relies on providing a satisfying end user experience and an attractive monetization proposition to our distribution partners. Our ability to increase our online search services revenue in our metasearch engine sites and our installed application user base (from our 2010 acquisition of Make the Web Better) relies in part on our ability to attract and retain end users by providing a satisfying user experience. We manage our online direct marketing initiatives by projecting a desired return on our marketing expenditures and attempting to market according to that projected return. Revenue growth for our online direct marketing initiatives is dependent on our ability to execute to that projected return.

In recent periods we experienced an overall growth in our revenues generated from our distribution partners, both existing and new, highlighted by a 75% increase in revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Because we have experienced significant growth in recent periods, while we expect to continue year-over-year growth, we also expect the growth rate to slow due to comparison with high-growth prior periods. Conversely, we have experienced an overall decline in revenue generated through our owned and operated properties. This trend is primarily a result of the expected user attrition of our metasearch installed application base (from our 2010 acquisition of Make the Web Better) resulting in fewer paid clicks from these sites and a decrease in revenue from our online direct marketing initiatives as we have reduced online direct marketing expenditures due to challenges in meeting our expected return on those expenditures.

The search segment’s cost of revenue primarily consists of amounts paid under our revenue sharing arrangements with our distribution partners and usage-based content fees. The increase in cost of revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily due to an increase in the revenue generated from our distribution partners’ web properties, with the resulting increase in shared revenue.

We anticipate that revenue sharing expenses paid to our distribution partners will increase in dollars if revenues increase through growth in existing arrangements with our existing distribution partners or we add new distribution partners. If search services revenue generated through our distribution partners’ web properties increases at a greater rate than revenue generated through our owned and operated web properties, revenue sharing expenses with our distribution partners as a percentage of revenue will increase. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be a majority of our search services revenue.

The decrease in operating expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily due to the decrease in spending on our online direct marketing initiatives.

The decline in the segment margin is primarily due to an increasing proportion of our search services revenues being generated from our distribution partners’ web properties, which have a lower margin than our owned and operated properties. We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent the dominant majority of our search services revenues for the foreseeable future. Our owned and operated metasearch services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months.

Tax Preparation

Tax Preparation segment results are as follows (in thousands):

Quarter ended March 31, 2012
Revenue	$40,401
Cost of revenue	2,579
Operating expense	15,687

Segment income	$22,135

Segment margin	54.8%

Our ability to generate tax preparation revenue is dependent on our ability to effectively market our consumer tax preparation software and online services and our ability to sell the related deluxe and ancillary services to our customers. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers, who use it to prepare and file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the overall revenue for the TaxACT business.

The Tax Preparation segment is new this quarter due to the acquisition of the TaxACT business on January 31, 2012. Unless otherwise indicated, the figures in this quarterly report reflect the results from the date of the acquisition through March 31, 2012. Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We measure our individual tax preparation customers using the number of federal tax accepted e-filings made through our software and services, and we refer to such tax filings as “e-files”. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the tax preparation business. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which has historically grown modestly, as we have not made significant pricing adjustments. Due to the timing of the acquisition of the TaxACT business, consumer tax unit metrics for the financial results presented (and comparable period) would be misleading. As a result, we are presenting our consumer tax preparation TaxACT unit performance for the tax season compared to prior tax season as follows (in thousands):

	Tax season through: April 18, 2012	Tax season through: April 19, 2011	% change
Total TaxACT consumer e-files	5,025	4,654	8%

We derive revenue from the professional tax preparation product in two ways: from the per-unit licensing of the software and from amounts that we charge to e-file through the software. Thus professional tax preparation revenue is dependent upon both the number of tax professionals purchasing the product and the number of e-filed returns made through this product. For the 2011 tax season, we are expecting tax professional units sold to grow modestly compared to the prior year and the number of e-filed returns to grow in excess of 20%. We believe that these trends were impacted by new IRS requirements regarding professional tax preparers’ qualifications, which limited the unit sales growth by reducing the total number of preparers, and by new IRS e-file requirements for professional tax preparers, which accelerated e-file growth. As a result, the current year trends may not be indicative of future performance.

The Tax Preparation segment cost of revenue primarily consists of royalties and payment processing fees for customer transactions. Operating expenses for the tax preparation segment consists primarily of personnel related costs and marketing expenses.

The Tax Preparation segment is highly seasonal; almost all of its annual revenue is generated in the first four months of the calendar year, as are the majority of the variable costs related to such revenue, such as payment processing fees, royalties, and advertising and marketing expenses. As a result, we expect revenues to decline in the second quarter and will further decline in the third and fourth quarters, while fixed costs remain relatively constant.

Consolidated Results

Cost of sales. Cost of sales consists of the Search and Tax Preparation segments’ cost of revenue, amortization of acquired intangible assets, and certain costs associated with customer service and the operation of the data centers that serve our businesses, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and depreciation. Cost of sales in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2012 and 2011 are presented below:

	Quarters ended March 31,		Change from 2011
	2012	2011
Search segment cost of revenue	$53,106	$29,185	$23,921
Tax Preparation segment cost of revenue	2,579	—	2,579
Amortization of acquired intangible assets	1,511	958	553
Data center operations	1,855	1,598	257
Depreciation	416	789	(373)
Other	80	234	(154)

Total cost of sales	$59,547	$32,764	$26,783

Percentage of revenues	51.5%	63.3%

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2012 and 2011 are presented below:

	Quarters ended March 31,		Change from 2011
	2012	2011
Engineering and technology expenses	$2,573	$1,664	$909
Percentage of revenues	2.2%	3.2%

The dollar increase for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was primarily attributable to an increase of $883,000 in personnel costs.

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT website (which includes the following channels: television, radio, online banner ads, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2012 and 2011 are presented below:

	Quarters ended March 31,		Change from 2011
	2012	2011
Sales and marketing expenses	$19,443	$6,967	$12,476
Percentage of revenues	16.8%	13.5%

The dollar increase for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was primarily attributable to an increase of $11.6 million in advertising costs, primarily due to the TaxACT business’s marketing costs, as well as an increase in personnel costs of $611,000.

General and administrative expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2012 and 2011 are presented below:

	Quarters ended March 31,		Change from 2011
	2012	2011
General and administrative expenses	$11,066	$5,160	$5,906
Percentage of revenues	9.6%	10.0%

The dollar increase for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was primarily attributable to an increase in stock-based compensation of $5.2 million related to the modification of a warrant and the vesting of non-employee stock options due to the acquisition of the TaxACT business (for further detail, see “Note 5: Stock-Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), which are not expected to recur, and an increase in professional service fees of $621,000.

Depreciation and amortization of intangible assets.

Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements not recognized in cost of sales. Amortization of definite-lived intangible assets represents the amortization of customer relationships, which are amortized over their estimated lives of eight years. Depreciation and amortization of intangible assets in total dollars (in thousands) and as a percentage of total revenues for the three months ended March 31, 2012 and 2011 are presented below:

	Quarters ended March 31,		Change from 2011
	2012	2011
Depreciation	$535	$662	$(127)
Amortization of intangible assets	2,113	—	2,113

Total depreciation and amortization of intangible assets	$2,648	662	$1,986

Percentage of revenues	2.3%	1.3%

Assuming that we do not acquire businesses or intangible assets in the future, we expect that amortization of intangible assets will be $15.6 million for the remainder of 2012, of which approximately $6.1 million will be recognized in cost of sales.

Other loss (income), net. Other loss (income), net for the quarters ended March 31, 2012 and 2011 is presented below (in thousands):

	Quarters ended March 31,		Change from 2011
	2012	2011
Interest income	$(9)	$(91)	$82
Interest expense	844	—	844
Amortization of debt issuance costs	331	—	331
Amortization of debt discount	135	—	135
Gain on contingency resolution	—	(1,500)	1,500
Increase in fair value of earn-out contingent liability	—	1,500	(1,500)
Loss on derivative	272	—	272
Other	(18)	16	(34)

Other loss (income), net	$1,555	$(75)	$1,630

In the quarter ended March 31, 2012, we recorded in other loss (income), net, interest payments and amortization of debt origination costs related to the $105 million credit facility entered into by 2nd Story to finance the acquisition of the TaxACT business (for further detail, see “Note 8: Debt” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). In addition, in the quarter ended March 31, 2012, we recorded a loss on the increase of the fair value of the warrant outstanding, which we classified as a derivative instrument subsequent to its modification triggered on the date of the acquisition of the TaxACT business (for further detail, see “Note 5: Stock-based compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

In the quarter ended March 31, 2011, we recorded in other loss (income), net, $1.5 million of expense to adjust the estimated earn-out payments to be made related to our 2010 acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability.

Income Tax Expense. We recorded income tax expense of $7.5 million and $1.7 million in the quarters ended March 31, 2012 and 2011, respectively. In the quarter ended March 31, 2012, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible stock compensation. In the quarter ended March 31, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

Discontinued operations.

On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the unaudited condensed consolidated financial statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the quarter ended March 31, 2011 are presented below (in thousands):

Quarter ended March 31, 2011
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

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income, determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of discontinued operations, net of taxes, income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as interest expense, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets, adjustments to the fair values of contingent liabilities related to business combinations, and gains on resolution of contingencies).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding InfoSpace’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the quarters ended March 31, 2012 and 2011 below (in thousands):

	Quarters ended March 31,
	2012	2011
Net income	$11,406	$1,323
Loss from discontinued operations	—	1,573
Depreciation and amortization of intangible assets	4,575	2,409
Stock-based compensation	6,708	2,033
Other (income) loss, net	1,555	(75)
Income tax expense	7,458	1,702

Adjusted EBITDA	$31,702	$8,965

We define non-GAAP net income differently for this report than we have defined it in the past, due to changes in our business. For this report, we define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of loss from discontinued operations, net of taxes, stock-based compensation expense, amortization of intangible assets, gain or loss on derivatives, the cash tax impact of those adjustments, and non-cash income taxes from continuing operations, as detailed in the accompanying table to the preliminary condensed consolidated financial statements (unaudited). Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire if unutilized in 2020.

We believe that non-GAAP net income and non-GAAP earnings per share provides meaningful supplemental information to management, investors and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP earnings per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and therefore our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the quarters ended March 31, 2012 and 2011 below (in thousands):

	Quarters ended March 31,
	2012	2011
Net income	$11,406	$1,323
Loss from discontinued operations	—	1,573

Income from continuing operations	11,406	2,896
Stock-based compensation	6,708	2,033
Amortization of acquired intangible assets	3,624	958
Loss on derivatives	272	—
Cash tax impact of adjustments to GAAP net income	(90)	(43)
Non-cash income tax expense from continuing operations	6,597	1,589

Non-GAAP net income	$28,517	$7,433

Income from continuing operations—diluted	$0.28	$0.08
Stock-based compensation – diluted	0.16	0.05
Amortization of acquired intangible assets – diluted	0.09	0.03
Loss on derivatives—diluted	0.01	—
Cash tax impact of adjustments to GAAP net income—diluted	0.00	0.00
Non-cash income tax expense per share—diluted	0.16	0.04

Non-GAAP income per share—diluted	$0.70	$0.20

The amounts in the reconciliation of our non-GAAP net income to net income for the year ended December 31, 2011 and each of the quarters ended June 30, September 30, and December 31, 2011, classified to conform to the current presentation, are as follows (in thousands):

	Quarters ended			Year ended
	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Net income (loss)	$(4,678)	$2,075	$22,874	$21,594
Loss from discontinued operations	8,354	—	—	9,927

Income from continuing operations	3,676	2,075	22,874	31,521
Stock-based compensation	1,338	3,049	1,268	7,688
Amortization of acquired intangible assets	772	518	347	2,595
Cash impact of GAAP adjustments	1	(18)	20	(40)
Non-cash income tax expense (benefit) from continuing operations	1,803	1,221	(17,613)	(13,000)

Non-GAAP net income	7,590	6,845	6,896	28,764

Income from continuing operations—diluted	$0.10	$0.05	$0.57	$0.82
Stock-based compensation – diluted	0.04	0.08	0.03	0.19
Amortization of acquired intangible assets—diluted	0.02	0.01	0.01	0.07
Cash impact of GAAP adjustments—diluted	0.00	0.00	0.00	0.00
Non-cash income tax expense (benefit) per share—diluted	0.04	0.03	(0.44)	(0.34)

Non-GAAP income per share—diluted	$0.20	$0.17	$0.17	$0.74

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of March 31, 2012, we had cash and marketable investments of $129.9 million, consisting of cash and cash equivalents of $101.9 million and available-for-sale short-term investments of $28.0 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, and municipal bonds. All of our financial instrument investments held at March 31, 2012 have minimal default risk and short-term maturities.

On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn). The credit facility is secured by the TaxACT business’s operations and the equity of 2nd Story Software, Inc. The terms of the credit facility allow us to repay amounts owed before its term is complete, and during the three months ended March 31, 2012, we repaid $15 million of the credit facility, including all of the amounts owed for the revolver portion of the debt. Although we do not intend to draw on the revolver in the future, all $10 million of that revolver is available for future use. The terms of the credit facility require us to hedge a portion of the interest rate risk associated with the term debt, and that requirement was met after March 31, 2012.

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to search or tax preparation. We may use a portion of our cash for special dividends or for common stock repurchases.

We believe that existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, but the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part II, Item 1A of this quarterly report) under the heading “Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.”

Contractual Obligations and Commitments

Our contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 due to the acquisition of the TaxACT business. Our contractual commitments are as follows for the years ending December 31 (in thousands):

	2012	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$1,490	$571	$—	$—	$—	$—	$—	$2,061
Purchase commitments	1,118	766	28	—	—	—	—	1,912
Debt commitments	4,750	9,500	9,500	13,063	14,250	33,937	—	85,000

Total	$7,358	$10,837	$9,528	$13,063	$14,250	$33,937	$—	$88,973

Debt commitments: Our debt commitments consist of the minimum scheduled loan payments related to the credit facility that 2SS entered into to help finance the acquisition of the TaxACT business. We may repay this loan before its term is complete, depending on the cash generated by the TaxACT business’s operations.

Cash Flows

Our net cash flows were comprised of the following for the quarters ended March 31, 2012 and 2011 (in thousands):

	Quarters ended March 31,
	2012	2011
Net cash provided (used) by operating activities	$19,048	$(1,528)
Net cash used by investing activities	(94,909)	(3,723)
Net cash provided by financing activities	95,804	2,387
Net cash used by discontinued operations	—	(3,728)

Net increase (decrease) in cash and cash equivalents	$19,943	$(6,592)

Net cash provided (used) by operating activities. Net cash provided (used) by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $19.0 million for the quarter ended March 31, 2012, consisting of our net income of $11.4 million, adjustments to net income not affecting cash to determine cash flows provided by operating activities of $12.0 million (primarily consisting of depreciation and amortization of intangible assets, stock-based compensation expense, and warrant-related stock-based compensation expense), and changes in our operating assets and liabilities of $18.7 million (primarily consisting of increases in accrued expenses and other current and long-term liabilities and decreases in accounts receivable, long-term assets, and other receivables). These increases were partially offset by cash used by changes in our operating assets and liabilities of $5.3 million (primarily consisting of increases in prepaid expenses and other current assets and a decrease in accounts payable) and adjustments to net income not affecting cash to determine cash flows used by operating activities of $17.8 million (primarily consisting of the tax benefit from stock-based award activity in financing activities, primarily due to utilizing equity net operating loss carryforwards from prior years, deferred income taxes, and unrealized amortization of discounts on investments).

Net cash used by operating activities was $1.5 million for the quarter ended March 31, 2011, consisting of our net income of $1.3 million, adjustments to net income not affecting cash to determine cash flows provided by operating activities of $7.6 million (primarily consisting of depreciation and amortization of intangible assets, stock-based compensation expense, a loss on discontinued operations, and earn-out contingent liability adjustments), and changes in our operating assets and liabilities of $9.5 million (primarily consisting of increases in accounts payable and decreases in other receivables and prepaid expenses and other current assets). These increases were offset by cash used by changes in our operating assets and liabilities of $17.7 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in accounts receivable) and adjustments to net income not affecting cash to determine cash flows provided by operating activities of $2.3 million (primarily consisting of a gain on the resolution of a contingency and the tax benefit from stock-based award activity in financing activities).

Net cash used by investing activities. Net cash used by investing activities primarily consists of transactions related to our marketable investments and purchases of property and equipment.

Net cash used by investing activities was $94.9 million for the quarter ended March 31, 2012, primarily consisting of $279.4 million in business acquisitions, net of cash acquired. Partially offsetting cash used by investing activities were proceeds of $163.9 million from the sales of investments, $20.0 million from the maturities of our marketable investments, and decreases in other long-term assets of $767,000.

Net cash used by investing activities was $3.7 million for the quarter ended March 31, 2011, primarily consisting of purchases of $33.2 million of marketable investments and purchases of property and equipment of $1.2 million. Partially offsetting cash used by investing activities were proceeds of $30.5 million from the maturities of our marketable investments.

Net cash provided by financing activities. Net cash provided by financing activities consists of amounts received from a $105 million credit facility related to the acquisition of the TaxACT business, proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, repayment of debt, excess tax benefits generated by stock-based award activity and earn-out payments for business acquisitions.

Net cash provided by financing activities totaled $95.8 million for the quarter ended March 31, 2012 and primarily consisted of loan proceeds of $99.0 million, less debt issuance costs of $2.3 million, proceeds of $12.1 million from excess tax benefits from stock-based award activity, primarily due to utilizing equity net operating loss carryforwards from prior years, and $2.3 million from the exercise of options and the issuance of stock through our employee stock purchase plan. Partially offsetting cash provided by financing activities were cash payments of $15.0 million for the repayment of debt under the credit facility entered into to help finance the acquisition of the TaxACT business.

Net cash provided by financing activities totaled $2.4 million for the quarter ended March 31, 2011 and primarily consisted of cash proceeds of $2.5 million from the exercise of options and our employee stock purchase plan and tax benefits of $787,000 generated by stock-based award activity.

Net cash used by discontinued operations. Net cash used by operating activities attributable to discontinued operations totaled $3.7 million for the quarter ended March 31, 2011 and consisted of cash used by discontinued operations. Net cash used by the investing activities attributable to discontinued operations totaled $44,000 for the quarter ended March 31, 2011.

Acquisitions

TaxACT. On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business, for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn).

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the quarters ended March 31, 2012 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of changes described below related to the acquisition of the TaxACT business.

Tax Preparation Revenue Recognition

We derive revenue from the sale of tax preparation online service offerings, tax preparation packaged software products, tax preparation support services, bank or pre-paid card products, as well as products and/or services that consist of a combination of two or more of these elements. These revenues are recorded in the Tax Preparation segment. We recognize revenue for the Tax Preparation segment when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have a significant impact on the timing and amount of revenue that we recognize.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services.

For products and/or services that consist of multiple elements, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value if available, third-party evidence if VSOE is not available, and estimated selling price if neither VSOE nor third-party evidence is available; and (3) allocate the total price among the various elements based on the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria are met for each element.

For the multiple-element arrangements, we have established VSOE for all elements based on historical prices charged for each element on an individual basis. As VSOE has been established, the revenue attributable to each element is recognized separately. For multiple-element arrangements that include software, the software element is recognized upon delivery of the product in accordance with software revenue recognition guidance. For multiple-element arrangements that include SaaS, the SaaS element is recognized upon the purchase of the service, as it is typically purchased at the end of the process and that is the point in which the four revenue recognition criteria above are met. The revenue related to the support services is recognized ratably over the period in which we expect the tax returns to be filed, which is the anticipated service period.

The banking service products are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customer deducted from a refund. We provide customer information to a third party bank that interfaces with the Internal Revenue Service to distribute tax payer refunds. Depending on the bank product, we receive a portion of or the entire fee paid for this service. Revenue for this fee is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon cash receipt.

Debt Issuance Costs and Debt Discount

Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the contractual term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other loss (income), net in the consolidated statements of operations. The short-term portion of unamortized debt issuance costs are recorded in prepaid expenses and other short-term assets, net and the long-term portion is recorded in other long-term assets, net in the consolidated balance sheets.

A debt discount is initially recorded as a contra-liability associated with the related loan and amortized to interest expense under the effective interest method over the contractual term of the related debt. Unamortized debt discount related to extinguishment of debt is expensed at the time the debt is extinguished and recorded in other loss (income), net in the consolidated statements of operations. The short-term portion of unamortized debt discount is recorded in current liabilities and the long term portion is recorded in long-term liabilities in the consolidated balance sheets.

Recent Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard was effective for us as of January 1, 2012. Because this ASU impacts presentation only, and we already present our other comprehensive income consistent with the June 2011 guidance, it had no effect on our financial condition, results of operations, or cash flows.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2012 have not changed significantly from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

During the quarter ended March 31, 2012, we acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, 2nd Story, which operates the TaxACT tax preparation software and online service business. We are still assessing the internal controls of the TaxACT business but do not believe those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. —Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

RISKS COMMON TO BOTH OF OUR BUSINESSES

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.

The online service and software industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in both the Search and Tax Preparation segments offer new and enhanced products and services every year, and customer expectations change as a result. We must successfully innovate and develop new products and features to meet changing customer needs and expectations. We will need to devote significant resources to continue to develop our skills, tools, and capabilities to capitalize on existing and emerging technologies.

Our products and services have historically been provided through desktop computers, but the number of people who access similar products and services through mobile devices such as smartphones and tablets has increased dramatically in the past few years. We have limited experience to date in developing products and services for users of these alternative devices, and the versions of our products and services developed for these devices may not be compelling to users. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and services that are compatible with these alternative devices, particularly if we cannot do so as quickly as our competitors, we will fail to maintain or grow our share of the markets in which we compete. In addition, such new products and services may not succeed in the marketplace, resulting in lost market share, wasted development costs, and damage to our brands.

Our business depends on our strong reputation and the value of our brands.

Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to our businesses, our employees, our vendors, or our partners may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our products and services and have an adverse effect on our future financial results. Such damage will also require additional resources to rebuild our reputation and restore the value of the brands.

Our website and transaction management software, data center systems, or the systems of the third-party co-location facilities could fail or become unavailable, which could harm our reputation and result in a loss of revenues and current or potential customers.

Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could reduce our revenue and impair our ability to properly process transactions. We use internally developed and third-party systems for our online services and certain aspects of transaction processing. Some of our systems are relatively new and untested, and thus may be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information.

Our data centers could be susceptible to damage or disruption, which could have a material adverse effect on our business. We provide our own data center services for our search business from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business currently has one data center location, and while there is redundancy and disaster recovery within that data center, there is currently no second-site redundancy or disaster recovery capability. We are in the process of evaluating a second site and additional disaster recovery capability, and if the current data center suffers an interruption before such additional capabilities come on line, our TaxACT business will suffer, particularly if such interruption occurs during the “tax season”.

Our systems and operations, and those of our third-party service providers, could be damaged or interrupted by fire, flood, earthquakes, other natural disasters, power loss, telecommunications failure, Internet breakdown, break-in, human error, software bugs, hardware failures, malicious attacks, computer viruses, computer denial of service attacks, terrorist attacks, or other events beyond our control. Such damage or interruption may affect internal and external systems that we rely upon to provide our services, take and fulfill customer orders, handle customer service requests, and host other products and services. During the period in which services are unavailable, we will be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide services. We could face significant losses as a result of these events, and our business interruption insurance may not be adequate to compensate us for all potential losses. For these reasons, our business and financial results could be materially harmed if our systems and operations are damaged or interrupted.

If the volume of traffic to our infrastructure increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party co-location facility providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints that may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our services or we fail to adequately expand and upgrade our systems and infrastructure to accommodate these increases.

The security measures we have implemented to secure confidential and personal information may be breached, and such a breach may pose risks to the uninterrupted operation of our systems, expose us to mitigation costs, litigation, potential investigation and penalties by authorities, potential claims by persons whose information was disclosed, and damage our reputation.

Our networks and those from our third-party service providers may be vulnerable to unauthorized access by hackers, rogue employees or contractors, computer viruses, and other disruptive problems. A person who is able to circumvent security measures could misappropriate proprietary information or personal information or cause interruptions in our operations. Unauthorized access to, or abuse of, this information could result in significant harm to our business.

We collect and retain certain sensitive personal data. Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Our search services receive, retain, and transmit certain personal information about our website visitors. Subscribers to some of our search services are required to provide information that may be considered to be personally identifiable or private information.

We are subject to laws, regulations, and industry rules, relating to the collection, use, and security of user data. We expect regulation in this area to increase. As a result of such new regulation, our current data protection policies and practices may not be sufficient and may require modification. New regulations may also impose burdens that may require notification to customers or employees of a security breach, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, our compliance requirements and costs may increase. We have incurred — and may continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations.

A major breach of our systems or those of our third-party service providers may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. We may detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers develop and deploy viruses, worms and other malicious software programs that may attack our offerings. Although we deploy network and application security measures, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.

We rely on the infrastructure of the Internet over which we have no control and the failure of which could substantially undermine our operations.

The success of both our search and tax preparation businesses depends on the maintenance and expansion of the infrastructure of the Internet. In particular, we rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security. As the Internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the segments of the internet infrastructure that we rely on may be unable to support the demands placed upon it. The failure of any parts of the internet infrastructure that we rely on, even for a short period of time, would substantially undermine our operations and would have a material adverse effect on our business and financial results.

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

Acquisitions involve numerous other risks that could materially and adversely affect our results of operations or stock price, including:

•

difficulties in assimilating the operations, products, technology, information systems, and management and other personnel of acquired companies that result in unanticipated allocation of resources, costs, or delays;

•	the dilutive effect on earnings per share as a result of issuances of stock, incurring operating losses, and the amortization of intangible assets for the acquired business;

•	stock volatility due to the perceived value of the acquired business by investors;

•	diversion of management’s attention from current operations and other business concerns and potential strain on financial and managerial controls and reporting systems and procedures;

•

disruption of our ongoing business or the ongoing acquired business, including impairment of existing relationships with the employees, distributors, suppliers, or customers of our existing businesses or those of the acquired companies;

•	diversion of capital from other uses;

•	failure to achieve the anticipated benefits of the acquisitions in a timely manner, or at all;

•

difficulties in acquiring foreign companies, including risks related to integrating operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries; and

•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisitions.

Developing or acquiring a business or technology, and then integrating it into InfoSpace, will be complex, time consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. There can be no assurance that the short- or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

Our stock price has been highly volatile and such volatility may continue.

The trading price of our common stock has been highly volatile. Between April 1, 2010 and March 31, 2012, our stock price ranged from $6.69 to $13.68. On May 4, 2012, the closing price of our common stock was $11.06. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this report and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts and relationships, or other business developments by us, our partners, or our competitors;

•	conditions or trends in the search services or tax preparation markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation or governmental enforcement actions.

In addition, the market for technology company securities has experienced extreme price and volume fluctuations, and our stock has been particularly susceptible to such fluctuations. Often, class action litigation has been instituted against companies after periods of volatility in the price of such companies’ stock. If such litigation were to be instituted against us, even if we were to prevail, it could result in substantial cost and diversion of management’s attention and resources.

Our financial results may fluctuate, which could cause our stock price to be volatile or decline.

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•

changes or potential changes in our relationships with Google or Yahoo! or future significant Search Customers, such as the effects of changes to their requirements or guidelines or their measurement of the quality of traffic that we send to their advertiser networks, and any resulting loss or reduction of content that we can use or provide to our distribution partners;

•

the loss, termination, or reduction in scope of key search distribution relationships as a result of, for example, distribution partners licensing content directly from content providers, or any suspension by our Search Customers (particularly Google) of the right to use or distribute content on the web properties of our distribution partners;

•	the inability of our TaxACT business to meet our expectations;

•	the extreme seasonality of our TaxACT business and the resulting large quarterly fluctuation in our revenues

•	our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•

the mix of search services revenue generated by our owned and operated web properties versus our distribution partners’ web properties (including the impact to our financial results from our acquisition or distribution of search assets, such as the web properties acquired from Make The Web Better, a distribution partner, in April 2010);

•	the mix of revenues generated by our Search business versus our Tax Preparation business or other businesses we develop or acquire;

•	our ability to attract and retain quality traffic for our search services;

•	litigation expenses and settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our Search Customers, or our distribution partners;

•	additional restructuring charges we may incur in the future;

•	the continuing impact of the economic downturn, which has in the past led to, and may in the future lead to, lower online advertising revenue from advertisers;

•

new court rulings, or the adoption of new laws, rules, or regulations, that adversely affect our ability to acquire content and distribute our search services, that adversely affect our tax preparation products and services, or that otherwise increase our potential liability;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology, and acquired contracts and relationships; and

•	the effect of changes in accounting principles or standards or in our accounting treatment of revenues or expenses.

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

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or business purposes, we may need to change or postpone such acquisitions or find alternative financing for such acquisitions. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

We incurred $100 million in debt as part of our acquisition of that business, and we may incur other debt in the future, which may adversely affect our financial condition and future financial results.

Our subsidiary, 2nd Story, operator of the TaxACT business, incurred $100 million in debt as part of our acquisition of that business. This debt is non-recourse debt that is guaranteed by InfoSpace’s subsidiary, and 2nd Story’s direct parent, TaxACT Holdings. This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing 2nd Story’s vulnerability to downturns in its business, to competitive pressures, and to adverse economic and industry conditions;

•

requiring the dedication of a portion of our expected cash from 2nd Story’s operations to service this indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions;

•	requiring cash infusions from InfoSpace to 2nd Story if it is unable to meet its debt obligations, and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

This credit facility imposes restrictions on 2nd Story, including restrictions on 2nd Story’s ability to create liens on its assets and on our ability to incur indebtedness, and requires 2nd Story to maintain compliance with specified financial ratios. 2nd Story’s ability to comply with these ratios may be affected by events beyond its control. In addition, this credit facility includes covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. This debt, and our ability to repay it, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.

If others claim that our services infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.

Companies and individuals with rights relating to the software and online services industries have frequently resorted to litigation regarding intellectual property rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights. Such parties have in the past, and may in the future, make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our services, or require us to enter into royalty or licensing agreements. Our technology and services may not be able to withstand any third-party claims or rights against their use. If a successful claim of infringement were made against us and we could not develop non-infringing technology or content, or license the infringed or similar technology or content on a timely and cost-effective basis, our business could suffer.

We do not regularly conduct patent searches to determine whether the technology used in our services infringes patents held by third parties. Patent searches may not return every issued patent or patent application that may be deemed relevant to a particular product or service. It is therefore difficult to determine, with any level of certainty, whether a particular product or service may be construed as infringing a current or future U.S. or foreign patent.

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

To protect our rights in our services and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or technology, obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our competitive position could be weakened.

Effectively policing the unauthorized use of our services and technology is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technology or other proprietary assets. The efforts we have taken to protect our proprietary rights may not be sufficient or effective, and unauthorized parties may obtain and use information, marks, or technology that we regard as proprietary, copy aspects of our services, or use similar marks or domain names. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as protection is not sought or obtained in every country in which our services and technology are available and it is often more difficult and costly to obtain, register, or enforce our rights in foreign jurisdictions.

We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of others’ proprietary rights, which are sometimes not clear or may change. Litigation can be time consuming and expensive, and the outcome can be difficult to predict.

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

Our business and operations are substantially dependent on the performance of our key employees. We have recently experienced significant changes at our executive management level and we may experience more changes in the future. Changes of management or key employees may cause disruption to our operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor, we may not be able to successfully and timely manage our business or achieve our business objectives. For example, the success of our search business is partially dependent on key personnel who have long-term relationships with our Search Customers and distribution partners. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

Like many technology companies, we use stock options, restricted stock units, and other equity-based awards to recruit and retain senior level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options or does not increase significantly above the comparative index price for our market stock units, we may need to issue new equity-based awards in order to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs, or any other incentive programs, we undertake will be successful in motivating and retaining our employees.

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

RISKS RELATED TO OUR SEARCH BUSINESS

We may be unable to compete successfully in the search market.

We face intense competition in the search market. Many of our competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in content provider and distribution partner requirements more quickly, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Some of the companies we compete with in search are currently Search Customers of ours, the loss of any of which could harm our business. In addition, we may face increasing competition for search market share from new search startups, mobile search providers, and social media sites and applications. If we are unable to match or exceed our competitors’ marketing reach and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the search market and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google would harm our business and financial results.

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for over 55% of our total Company revenues in the first quarter of 2012. Yahoo! remains an important partner and contributes to our value proposition as a meta search provider, but over the past several years, Yahoo!’s percentage or our revenue has declined, and we expect this trend to continue. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our search operations, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!'s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

Our search business will suffer if we are unable to negotiate the extension of our Search Customer agreements on favorable terms. Our agreement with Yahoo! runs to December 31, 2013 and our agreement with Google runs to March 31, 2013, and may be extended until March 31, 2014 in our sole discretion, provided that we have not assigned this agreement to another party.

A substantial portion of our search services revenue is dependent on our relationships with a small number of distribution partners who distribute our search services, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2011, 73% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 33% and 41% of our total revenues through relationships with our top five distribution partners in the first quarter of 2012 and the first quarter of 2011, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

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

If our search distribution partners or we fail to meet the guidelines promulgated by Google or Yahoo! for the use of their content, we may not be able to continue to use their content or provide the content to such distribution partners. Our agreements with Google and Yahoo! give them the ability to suspend the use and the distribution of their content for non-compliance with their requirements and guidelines and, in the case of breaches of certain other provisions of their agreements, to terminate their agreements with us immediately, regardless of whether such breaches could be cured.

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

If advertisers perceive that they are not receiving quality traffic to their sites through their paid-per-click advertisements, they may reduce or eliminate their advertising through the Internet, which could have a negative material impact on our business and financial results.

Most of our revenue from our search business is based on the number of clicks on paid search results that are served on our web properties or those of our distribution partners. Each time a user clicks on a paid search result, the Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are not met for a sufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the Search Customer that provided the commercial search result to us. This leads to a loss of revenue for our Search Customers and consequently fewer fees paid to us. Also, if a Search Customer perceives that the traffic originating from one of our web properties or the web property of a distribution partner is of poor quality, the Search Customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such website or web property, and accordingly may reduce the amount it pays us. The Search Customer may also suspend or terminate our ability to provide its content through such websites or web properties if such activities are not modified to satisfy the Search Customer’s concerns.

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

Our search services obtain content and commerce information from third parties and link users, either directly through our own websites or indirectly through the web properties of our distribution partners, to third-party webpages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our Search Customers was obtained or provided by our Search Customers. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights, and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which may expose us to legal liability as well. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there was a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We are also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information and search related data. If we do not comply with these laws and regulations, we may be exposed to legal liability.

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

RISKS RELATED TO OUR TAX PREPARATION BUSINESS

The tax preparation market is very competitive, and failure to effectively compete will adversely affect our financial results.

Our TaxACT business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block’s product and service. TaxACT must also compete with alternate methods of tax preparation, including “pencil and paper” do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as Liberty, Jackson Hewitt, and H&R Block. Finally, TaxACT faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. Our financial results will suffer if we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost effective way; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point.

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

The hosting, collection, use, and retention of personal customer information and data by our TaxACT business creates risk that may harm our business.

Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Some of this personal customer information is held by third-party vendors that process certain transactions. In addition, as many of our products and services are web-based, the amount of data we store for our users on our servers (including personal information) has been increasing and will continue to increase as we further evolve our businesses. We and our vendors use security technologies to protect transactions and personal information and use security and business controls to limit access and use of personal information. However, individuals or third parties, including rogue employees, contractors, temporary workers, vendors, business partners, or hackers, may be able to circumvent these security and business measures.

If we are unable to develop, manage, and maintain critical third party business relationships for our TaxACT business, it may be adversely affected.

Our TaxACT business is dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, licensing partners, among others, in many areas of this business to deliver its services and products. In certain instances, the products or services provided through these third party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may reduce our revenues and profits, cause us to lose customers, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.

In particular, our TaxACT business has relationships with banks, credit unions or other financial institutions, both as customers and as suppliers of certain critical services we offer to our other customers. If any of these institutions fail, consolidate, stop providing certain services, or institute cost-cutting efforts, our results may suffer and we may be unable to offer those services to our customers.

We may be unable to effectively adapt to changing government regulations relating to tax preparation, which may harm our operating results.

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

Unanticipated changes in income tax rates, deduction types, or the taxation structure may adversely affect our TaxACT business.

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

If our TaxACT business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.

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

Item 4.—Mine Safety Disclosures

Not applicable with respect to the Company’s operations.

Item 5.—Other Information

Not applicable with respect to the current reporting period.

Item 6.—Exhibits

Exhibits filed or furnished herewith are listed in the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSPACE, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer) Dated: May 10, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger by and among InfoSpace, Inc., Bluebunch Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. in its capacity as a Stockholder Representative, and Lance Dunn in his capacity as a Stockholder Representative, dated as of January 7, 2012.	8-K	January 9, 2012	2.1
2.2	Amendment to Agreement and Plan of Merger, dated January 25, 2012	10-K	March 9, 2012	2.3
10.1	Credit Agreement among 2nd Story Software, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and RBS Citizens, N.A., as administrative agent and a lender, BMO Harris Financing, Inc., Silicon Valley Bank, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated as of January 31, 2012	10-K	March 9, 2012	10.45
10.2*	Employment Agreement, amended and restated effective as of January 6, 2012, between InfoSpace, Inc. and Eric M. Emans	10-K	March 9, 2012	10.23
10.3*	Employment Agreement, amended and restated effective as of January 6, 2012, between InfoSpace, Inc. and Linda A. Schoemaker	10-K	March 9, 2012	10.24
10.4*	Employment Agreement between JoAnn Kintzel, 2nd Story Software, Inc., and InfoSpace, Inc. dated January 31, 2012	10-K	March 9, 2012	10.26
10.5*	2nd Story Software, Inc. 2011 Tax Season Performance Bonus Plan applicable to JoAnn Kintzel				X
10.6*	InfoSpace 2012 Executive Bonus Plan	8-K	February 10, 2012	10.1
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under those sections.