Form 10-Q
period 2012-06-30
BLUCORA, INC.
filed 2012-08-01
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-25131

BLUCORA, INC.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, Par Value $0.0001	40,408,036

BLUCORA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item  1.—Financial Statements

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$135,836	$81,897
Short-term investments, available-for-sale	6,031	211,654
Accounts receivable, net of allowance of $22 and $10	32,961	25,019
Other receivables	725	542
Prepaid expenses and other current assets, net	3,050	1,958

Total current assets	178,603	321,070
Property and equipment, net	6,456	5,277
Goodwill	230,980	44,815
Other intangible assets, net	143,143	1,315
Deferred tax asset, net	21,165	19,102
Other long-term assets	3,297	3,560

Total assets	$583,644	$395,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,023	$28,947
Accrued expenses and other current liabilities	13,519	10,250
Derivative instruments	6,435	—

Total current liabilities	54,977	39,197
Long-term liabilities:
Long-term debt, net of discount of $693 and $0	74,307	—
Deferred tax liability	48,812	—
Other long-term liabilities	3,430	837

Total long-term liabilities	126,549	837

Total liabilities	181,526	40,034
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value, $0.0001 – authorized, 900,000,000 shares; issued and outstanding, 40,333,610 and 39,533,570 shares	4	4
Additional paid-in capital	1,380,193	1,353,971
Accumulated deficit	(977,798)	(998,902)
Accumulated other comprehensive income	(281)	32

Total stockholders’ equity	402,118	355,105

Total liabilities and stockholders’ equity	$583,644	$395,139

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:	$100,883	$54,292	$216,579	$105,942
Cost of sales (includes amortization of acquired intangible assets of $2,080, $772, $3,591, and $1,730)	64,227	36,579	123,774	69,253

Gross profit	36,656	17,713	92,805	36,689
Expenses and other income:
Engineering and technology	2,448	1,784	5,021	3,448
Sales and marketing	8,869	4,902	28,312	11,869
General and administrative	5,356	4,970	16,422	10,130
Depreciation	532	552	1,067	1,214
Amortization of intangible assets	3,168	—	5,281	—
Other loss (income), net	930	(107)	2,485	(182)

Total expenses and other loss/income	21,303	12,101	58,588	26,479

Income from continuing operations before income taxes	15,353	5,612	34,217	10,210
Income tax expense	(5,655)	(1,936)	(13,113)	(3,638)

Income from continuing operations	9,698	3,676	21,104	6,572
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(680)	—	(2,253)
Loss on sale of discontinued operations, net of taxes	—	(7,674)	—	(7,674)

Net income (loss)	$9,698	$(4,678)	$21,104	$(3,355)

Income (loss) per share – Basic
Income from continuing operations	$0.24	$0.10	$0.53	$0.18
Loss from discontinued operations	—	(0.02)	—	(0.06)
Loss on sale of discontinued operations	—	(0.20)	—	(0.21)

Basic net income (loss) per share	$0.24	$(0.12)	$0.53	$(0.09)

Weighted average shares outstanding used in computing basic income (loss) per share	40,116	37,422	39,904	36,883
Income (loss) per share – Diluted
Income from continuing operations	$0.23	$0.10	$0.51	$0.18
Loss from discontinued operations	—	(0.02)	—	(0.06)
Loss on sale of discontinued operations	—	(0.20)	—	(0.21)

Diluted net income (loss) per share	$0.23	$(0.12)	$0.51	$(0.09)

Weighted average shares outstanding used in computing diluted income (loss) per share	41,245	38,128	41,112	37,609
Other comprehensive income (loss):
Net income (loss)	$9,698	$(4,678)	$21,104	$(3,355)
Unrealized loss on investments, available-for-sale	(15)	(18)	(9)	11
Unrealized loss on derivative instrument	(278)	—	(278)	—
Reclassification adjustment for realized gain on investments, available-for-sale, net, included in net income	(26)	—	(26)	—

Other comprehensive income (loss)	(319)	(18)	(313)	11

Comprehensive income (loss)	$9,379	$(4,696)	$20,791	$(3,344)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$21,104	$(3,355)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from sale of discontinued operations	—	7,674
Loss from discontinued operations	—	2,253
Depreciation and amortization of intangible assets	10,779	4,557
Stock-based compensation	4,442	3,371
Warrant-related stock-based compensation	4,286	—
Excess tax benefits from stock-based award activity	(19,051)	—
Deferred income taxes	(7,273)	1
Unrealized amortization of premium on investments, net	(412)	240
Amortization of debt origination costs	628	—
Amortization of debt discount	260	—
Gain on derivative instrument	(61)	—
Earn-out contingent liability adjustments	—	1,500
Gain on resolution of contingent liability	—	(1,500)
Other	22	(15)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	1,448	107
Other receivables	1,053	(3,343)
Prepaid expenses and other current assets	149	586
Other long-term assets	614	(295)
Accounts payable	(5,457)	9,825
Accrued expenses and other current and long-term liabilities	18,828	(13,100)

Net cash provided by operating activities of continuing operations	31,359	8,506

Investing activities:
Business acquisition, net of cash acquired	(279,386)	—
Purchases of property and equipment	(494)	(2,209)
Change in restricted cash	893	288
Proceeds from sales of investments	179,884	—
Proceeds from maturities of investments	32,125	44,767
Purchases of investments	(6,031)	(139,611)

Net cash used by investing activities of continuing operations	(73,009)	(96,765)

Financing activities:
Proceeds from loan, net of debt issuance costs of $2,343 and debt discount of $953	96,704	—
Repayment of debt	(25,000)	—
Excess tax benefits from stock-based award activity	19,051	—
Proceeds from stock option exercises	5,496	11,662
Proceeds from issuance of stock through employee stock purchase plan	189	207
Tax payments from shares withheld upon vesting of restricted stock units	(851)	(1,119)
Earn-out payments for business acquisitions	—	(423)
Repayment of capital lease obligation	—	(221)

Net cash provided by financing activities of continuing operations	95,589	10,106
Discontinued operations:
Net cash used by operating activities of discontinued operations	—	(6,156)
Net cash used by investing activities of discontinued operations	—	(638)

Net cash used by discontinued operations	—	(6,794)

Net increase (decrease) in cash and cash equivalents	53,939	(84,947)
Cash and cash equivalents:
Beginning of period	81,897	155,645

End of period	$135,836	$70,698
Non-cash items:
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	—	(1,500)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates two primary businesses: an internet search business and an online tax preparation business. The Company’s search business, InfoSpace, consists primarily of a B2B offering that provides our search technology, aggregated content, and services to our distribution partners. The search business also offers search services directly to consumers through our own internet search properties. The tax preparation business consists of the operations of the TaxACT tax preparation software and online service business that the Company acquired on January 31, 2012.

The InfoSpace search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The search business does not generate its own search content, but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as Search Customers.

On January 31, 2012, the Company acquired TaxACT Holdings, Inc. (“TaxACT Holdings”) and its wholly-owned subsidiary, 2nd Story Software, Inc. (“2nd Story”), which operates the TaxACT tax preparation online service and software business. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary data storage and financial services. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com. As a highly seasonal business, almost all of the TaxACT revenue is generated in the first four months of the calendar year.

As a result of the acquisition of the TaxACT business, the Company has determined that it has two reporting segments: Search and Tax Preparation. The Search segment is the InfoSpace business and the Tax Preparation segment is the TaxACT business. Unless the context indicates otherwise, the Company uses the term “search” to represent search services and uses the term “tax preparation” to represent services and products sold through the TaxACT business. See “Note 12: Segment Information.”

2.	Summary of Significant Accounting Policies

The Company’s critical accounting policies and methodologies during the quarter ended June 30, 2012 include those described in its Annual Report on Form 10-K for the year ended December 31, 2011, along with those presented below.

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

The banking service products are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customer deducted from their refund. The Company provides customer information to a third party bank that interfaces with the Internal Revenue Service to distribute taxpayer refunds. Depending on the bank product, the Company receives a portion of or the entire fee paid for this service. Revenue for this fee is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon cash receipt.

Debt Issuance Costs and Debt Discount: Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments.

Hedging: The Company uses a derivative financial instrument in the form of an interest rate swap agreement for the purpose of minimizing exposure to changes in interest rates. This swap agreement is accounted for as a cash flow hedge and changes in the fair value of the hedge instrument are included in other comprehensive income.

3.	Acquisition

TaxACT Holdings. On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, 2nd Story, which operates the TaxACT tax preparation software and online service business. The Company paid $287.5 million in cash for this acquisition, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from the Company’s cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn). See Note 9 for further discussion of the credit facility. The acquisition was intended to diversify the Company’s business model and expand its operations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. Preliminary valuations are as follows (in thousands):

Fair Value
Tangible assets acquired	$21,666
Liabilities assumed	15,898

Identifiable net assets acquired	$5,768

Fair value adjustments to intangible assets
Customer relationships	$101,400
Proprietary technology	29,800
Trade name	19,499

Fair value of intangible assets acquired	$150,699

Purchase price:
Cash paid	$287,500
Less identifiable net assets acquired	(5,768)
Plus deferred tax liability related to intangible assets	55,132
Less fair value of intangible assets acquired	(150,699)

Excess of purchase price over net assets acquired, allocated to goodwill	$186,165

The preliminary fair value determinations for assets acquired and liabilities assumed for this acquisition was based upon a preliminary valuation and certain of our estimates and assumptions are subject to change as we obtain additional information for our estimates in future periods. The primary areas of the acquisition accounting that are not yet finalized relate to income and non-income based taxes and the related indemnification assets. The Company recorded acquisition costs of $305,000 in 2011 and $12,000 and $1.1 million in the three and six months ended June 30, 2012, respectively, which were recognized in general and administrative expenses. The Company incurred $2.3 million of debt origination costs related to the credit facility used to help fund the acquisition, which the Company plans to amortize to interest expense over the term of the credit facility. The Company did not assume any equity awards or plans from 2nd Story. Following the completion of the acquisition, the Company issued 380,000 options and 167,000 RSUs to 2nd Story’s employees, as an incentive for future services, and at levels consistent with other employee awards.

The Company’s estimates of the economic lives of the acquired assets are eight years for the customer relationships, four years for the proprietary technology, approximately three years for the personal property assets, and the trade name is estimated to have an indefinite-life. The Company plans to amortize the assets over their respective estimated lives. The goodwill and the trade name will be tested for impairment at least annually.

The gross contractual amount of trade accounts receivable acquired was $9.4 million, all of which has been collected. The Company recorded a fair value of $304,000 for deferred revenue associated with the TaxACT business’s data storage and retrieval service, which 2nd Story, prior to the acquisition, had recorded at $5.1 million as of the acquisition date.

Since the acquisition date, the Company has included in its consolidated results the financial results of operations of the TaxACT business, which included total revenues of $59.5 million and a contribution to the Tax Preparation segment income of $34.1 million.

Pro Forma Financial Information of Acquisitions (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and 2nd Story on a pro forma basis, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma revenues and income from continuing operations for the three and six months ended June 30, 2012 and 2011 combines the historical results of operations of the Company for the quarters ended March 31, 2012, June 30, 2011, and March 31, 2011 and the historical results of operations of 2nd Story for the month ended January 31, 2012 and the quarters ended June 30, 2011, and March 31, 2011.

The following amounts are in thousands:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$100,883	$72,107	$237,469	$180,515
Income from continuing operations	$9,698	$(5,066)	$25,397	$18,603

Goodwill

The goodwill arising from the acquisition consists largely of the ability to attract new customers and develop new technologies post acquisition, which do not qualify for separate recognition. The Company does not expect that any of the goodwill arising from the acquisition will be deductible for tax purposes. The following summarizes the Company’s goodwill activity in the first six months of 2012 by segment (in thousands):

	Search	Tax Preparation	Total
Goodwill – January 1, 2012	$44,815	$—	$44,815
New acquisitions	—	186,165	186,165

Goodwill – June 30, 2012	$44,815	$186,165	$230,980

The following summarizes the change in other indefinite-lived intangible assets in the first six months of 2012 by segment (in thousands):

	Search	Tax Preparation	Total
Other indefinite-lived intangible assets – January 1, 2012	$283	$—	$283
New acquisitions	—	19,499	19,499

Other indefinite-lived intangible assets – June 30, 2012	$283	$19,499	$19,782

4.	Fair Value Measures

The Company measures its investments at fair value under accounting principles generally accepted in the Unites States of America (“GAAP”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures its cash equivalents, available-for-sale investments, and derivative instruments at fair value. The cash equivalents and available-for-sale investments are valued with Level 2 in the fair value hierarchy because the Company values its cash equivalents and marketable securities using alternative pricing sources utilizing market observable inputs. The Company classifies its interest rate swap derivative within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company classifies its warrant derivative within Level 3 because it is valued using the Black-Scholes valuation model which has significant unobservable inputs. Those unobservable inputs reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation requires significant judgment.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2012	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$49,306	$—	$49,306	$—
Money market funds	10,802	—	10,802	—
Commercial paper	22,749	—	22,749	—
Taxable municipal bonds	2,350	—	2,350	—

Total cash equivalents	85,207	—	85,207	—

Available-for-sale securities:
U.S. government securities	6,031	—	6,031	—

Total available-for-sale securities	6,031	—	6,031	—

Total assets	91,238	—	91,238	—
Liabilities
Derivative instruments
Warrant (see Note 6)	(6,157)	—	—	(6,157)
Interest rate swap (see Note 9)	(278)	—	(278)	—

Total liabilities	(6,435)	—	0	(6,157)

Total assets and liabilities at fair value	$84,803	$—	$90,960	$(6,157)

		Fair value measurements at the reporting date using
	December 31, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$32,637	$—	$32,637	$—
Commercial paper	20,000	—	20,000	—

Total cash equivalents	52,637	—	52,637	—

Available-for-sale securities:
U.S. government securities	162,170	—	162,170	—
Commercial paper	49,484	—	49,484	—

Total available-for-sale securities	211,654	—	211,654	—

Total assets at fair value	$264,291	$—	$264,291	$—

Maturity information was as follows for investments classified as available-for-sale at June 30, 2012 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$6,031	$—	$—	$6,031
Greater than one year	—	—	—	—

Total	$6,031	$—	$—	$6,031

Maturity information was as follows for investments classified as available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$211,622	$34	$(2)	$211,654
Greater than one year	—	—	—	—

Total	$211,622	$34	$(2)	$211,654

In the six months ended June 30, 2012 and at December 31, 2011, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents, available-for-sale investments, and the derivative instruments. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term nature.

5.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30, 2012	December 31, 2011
Unrealized gain (loss) on available-for-sale securities	$(3)	$32
Unrealized loss on derivative instrument	(278)	—

Accumulated other comprehensive income (loss)	$(281)	$32

6.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”), stock options, and market stock units (“MSUs,” a form of share price performance-based restricted stock unit) granted under the Company’s equity award plans including the Company’s employee stock purchase plan (“ESPP”) and the warrant issued in August 2011 (the “Warrant”) (for further information, see “Note 5: Stockholders’ Equity,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011), in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Services cost of sales	$68	$53	$148	$197
Engineering and technology	306	178	562	433
Sales and marketing	388	223	802	652
General and administrative	1,258	884	7,216	2,089
Discontinued operations	$—	(536)	$—	(159)

Total	$2,020	$802	$8,728	$3,212

Excluded and capitalized as part of internal-use software	$25	$41	$45	$153

The $1.9 million fair value of the Warrant was fully expensed in the year ended December 31, 2011 and was classified to general and administrative expenses. The acquisition of the TaxACT business on January 31, 2012 fulfilled the Warrant agreement’s remaining performance condition and extended the Warrant’s expiration date. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense in 2012 equal to the increase in the Warrant’s fair value and was recognized in general and administrative expenses. Additionally, subsequent to the modification, the Company treated the award as a derivative instrument, and the modification date fair value previously recognized in paid in capital was classified as a current liability. The Warrant’s fair value will be determined each reporting period until settled. The Company recorded gains in other loss (income), net of $333,000 and $61,000 from derivative instruments relating to the Warrant in the three and six months ended June 30, 2012, respectively.

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities, and the award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. As a qualified acquisition did not occur in 2011, no expense was recorded for the year ended December 31, 2011. The expense for that award was recognized in the six months ended June 30, 2012 due to the completion of the acquisition of the TaxACT business on January 31, 2012, which constituted a qualifying acquisition. The vesting of the award resulted in a charge of $903,000 to stock-based compensation expense in the six months ended June 30, 2012 and was classified to general and administrative expenses.

The total intrinsic value and net shares issued for RSUs vested, MSUs vested, options exercised, and shares purchased pursuant to the ESPP during the three and six months ended June 30, 2012 and 2011 is presented below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued
RSUs vested	$2,113	127	$2,858	229	$2,902	173	$3,740	296
MSUs vested	511	30	—	—	511	30	—	—
Options exercised	1,161	373	1,057	1,233	1,497	574	1,486	1,549
Shares purchased pursuant to ESPP	—	—	—	—	99	23	41	30

Total	$3,785	530	$3,915	1,462	$5,009	800	$5,267	1,875

To determine the stock-based compensation expense or derivative gain or loss that was recognized with respect to RSUs, the Warrant, and stock options in the three and six months ended June 30, 2012 and 2011, the Company used the fair value at date of grant for RSUs, the Monte Carlo valuation method for the market stock unit grants, and the Black-Scholes-Merton option-pricing model for employee and non-employee stock option grants and the Warrant, basing expected volatility on historical volatility adjusted for special dividends for all awards. The following weighted-average inputs were used for stock option grants and the Warrant:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Employee stock option grants:
Risk-free interest rate	0.85%	1.06%	0.48%	1.06%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	41%	46%	44%	47%
Expected life	2.8 years	3.0 years	3.0 years	3.0 years
Non-employee stock option grant:
Risk-free interest rate	N/A	—	0.26%	—
Expected dividend yield	N/A	—	0%	—
Expected volatility	N/A	—	38-41%	—
Expected remaining life	N/A	—	1.6 – 2.2 years	—
Market stock unit grants:
Risk-free interest rate	—	0.15%	—	N/A
Blucora expected dividend yield	—	0%	—	N/A
iShares Russell 2000 Index expected dividend yield	—	1.08%	—	N/A
Blucora closing stock price	—	$8.74	—	N/A
iShares Russell 2000 Index closing price	—	$82.29	—	N/A
Blucora expected volatility	—	37.4%	—	N/A
iShares Russell 2000 Index expected volatility	—	20.3%	—	N/A
Measurement period	—	1.0 years	—	N/A
Warrant grant:
Risk-free interest rate	0.89%	—	N/A	—
Expected dividend yield	0%	—	N/A	—
Expected volatility	48%	—	N/A	—
Remaining contractual term	5.2 years	—	N/A	—

7.	Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the Warrant and vesting of unvested RSUs and MSUs, using the treasury stock method. Performance-based stock options for which performance has not yet been achieved are excluded from the calculation of potentially dilutive shares. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for awards with an exercise price less than the average stock price during the period presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding, basic	40,116	37,422	39,904	36,883
Dilutive stock options, RSUs, MSUs, and the Warrant	1,129	706	1,208	726

Weighted average common shares outstanding, diluted	41,245	38,128	41,112	37,609
Antidilutive awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	245	794	356	609
Outstanding awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	1,148	2,919	945	3,063
Outstanding awards with performance conditions not completed during the applicable period not included in dilutive share calculation	123	—	62	—

The following table sets forth the computation of diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Diluted:
Numerator:
Net income (loss) attributable to Blucora, Inc.	$9,698	$(4,678)	$21,104	$(3,355)
Less: Gain on derivative instrument	(333)	—	(61)	—

Net income attributable to Blucora, Inc. – diluted	$9,365	$(4,678)	$21,043	$(3,355)

Denominator:
Weighted average common shares	41,245	38,128	41,112	37,609
Net income attributable to Blucora, Inc. per share – diluted	$0.23	$(0.12)	$0.51	$(0.09)

8.	Commitments and Contingencies

The Company’s contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 due to the acquisition of the TaxACT business. The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2012	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$993	$571	$—	$—	$—	$—	$—	$1,564
Less sublease income	(44)	(36)	—	—	—	—	—	(80)

Net lease payments required	949	535	—	—	—	—	—	1,484
Purchase commitments	1,369	690	108	—	—	—	—	2,167
Debt commitments	—	4,750	9,500	13,063	14,250	33,437	—	75,000

Total	$2,318	$5,975	$9,608	$13,063	$14,250	$33,437	$—	$78,651

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

9.	Debt

On January 31, 2012 in conjunction with closing the Company’s acquisition of the TaxACT business, 2nd Story entered into an agreement with a syndicate of lenders for a $105 million credit facility. 2nd Story’s obligations under the credit agreement are guaranteed by TaxACT Holdings, a direct subsidiary of the Company and the direct parent of 2nd Story, and are secured by the assets of the TaxACT business and the 2nd Story equity owned by TaxACT Holdings. Under this credit agreement, 2nd Story borrowed $95 million of term debt and has access to various forms of revolving debt. Subject to certain limitations, the amount of revolving debt available to 2nd Story through this credit agreement is $10 million, of which $5 million was borrowed under the agreement.

The $95 million term loan requires quarterly principal payments and matures on January 31, 2017. The interest rate on amounts borrowed under the term loan and the revolving loan is variable and payable as of the end of each interest period or, if more frequent, quarterly, based upon, at the election of 2nd Story, the Alternate Base Rate or the LIBOR Rate, plus the Applicable Margin (as such terms are defined in the credit agreement). The Applicable Margin is dependent on the consolidated Total Leverage Ratio (as defined in the credit agreement) of TaxACT Holdings and ranges from 2.0% to 3.5% for borrowings tied to the Alternative Base Rate and 3.0% to 4.5% for borrowings tied to the LIBOR Rate.

A portion of any excess cash flows, as the term is defined in the credit agreement, must be used to make a mandatory prepayment on the term loan in September 2012, July 2013, and thereafter within 90 days of each fiscal year end of 2nd Story. Amounts outstanding under the term loan may be prepaid without penalty. On February 10, 2012, 2nd Story repaid the $5 million outstanding under the revolving credit facility. On March 13, 2012 and May 1, 2012, 2nd Story prepaid $20 million, in two equal payments, of the balance outstanding under the term loan. The remaining amount of debt outstanding under the term loan as of June 30, 2012 was $75.0 million. The credit agreement covenants limit 2nd Story and its parent from, in certain circumstances, incurring additional indebtedness, incurring liens, paying dividends to the Company, making capital expenditures over stipulated maximums, allowing the consolidated Total Leverage Ratio (as defined in the credit agreement) to exceed stipulated levels over the debt term, and allowing the Fixed Charge Coverage Ratio to be less than stipulated levels.

Additionally, the Company was required to hedge a portion of the interest rate risk associated with the term debt 90 days after its inception, and that requirement was met on May 1, 2012 by the purchase of an interest rate swap with a financial institution which fixed the LIBOR Rate portion at 0.85% for $37.5 million of the amount outstanding under the term loan. The swap’s terms are scheduled to fix the interest rate on a declining amount outstanding under the term loan, approximating half of the debt balance, until the credit agreement’s termination on January 31, 2017.

10.	Derivative Instruments and Hedging Activities

During the quarter ended June 30, 2012, the interest rate swap purchased by 2nd Story, as further described in Note 9, was intended to reduce the risk that the Company’s cash flows and earnings will be adversely affected by interest rate fluctuations. The Company recognizes derivative instruments as either assets or liabilities on its unaudited condensed consolidated balance sheets at fair value. The Company records changes in the fair value of the derivatives as gains or losses in the unaudited consolidated statements of comprehensive income in other loss (income), net, or to accumulated other comprehensive income in the unaudited consolidated balance sheets.

The fair values of outstanding derivative instruments were as follows (in thousands):

		Fair value of derivative instruments
	Balance sheet location	As of June 30, 2012	As of December 31, 2011
Derivative liabilities
Derivative designated as a hedging instrument:
Interest rate contract (interest rate swap)	Derivative instruments	$278	$—
Derivative not designated as a hedging instrument:
Equity contract (the Warrant)	Derivative instruments	6,157	—

Total derivative liabilities		$6,435	$—

The derivative instrument in a hedging relationship had no effect on income for any and all periods presented.

The effect of the derivative instrument not designated as hedging instruments on income is summarized below (in thousands):

		Gains (losses) recognized in other loss (income), net
Derivative not designated as hedging instrument	Location	Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Equity contract	Derivative instruments	$333	$—	$61	$—

11.	Income Taxes

The Company provides income taxes for the various jurisdictions in which it operates. The income tax expense or benefit reflects the income tax effects of financial reporting income, permanent differences between financial reporting income and taxable income, and the effects of the change in the valuation allowance applied to its deferred tax assets. At the end of each quarterly reporting period, the Company estimates the income, permanent differences, changes in the deferred tax assets and the related change to its valuation allowance, and the effective income tax rate that it expects for the full year.

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

The Company recorded income tax expense from continuing operations of $5.7 million and $13.1 million in the three and six months ended June 30, 2012, respectively. The Company recorded income tax expense from continuing operations of $1.9 million and $3.6 million in the three and six months ended June 30, 2011, respectively. In the three months ended June 30, 2012, income tax expense did not significantly differ from the taxes at the statutory rates. In the six months ended June 30, 2012, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible stock compensation. In the three and six months ended June 30, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

During the quarter ended June 30, 2012, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

12.	Segment Information

The Company changed its operational structure as a result of the January 2012 acquisition of the TaxACT business. The Search segment is the InfoSpace business and the Tax Preparation segment is the TaxACT business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company presents revenue and cost of sales for each of the two segments. Search segment cost of sales consists primarily of revenue sharing arrangements with the Company’s distribution partners and usage-based content fees. Tax Preparation segment cost of sales consists primarily of royalties, payment processing fees for customer transactions, and bank service fees.

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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three and six months ended June 30, 2012 and 2011 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Search
Revenue	$81,808	$54,292	$157,103	$105,942
Cost of revenue	58,236	33,517	111,342	62,702
Operating expense	8,494	9,241	17,310	20,611

Search segment income	15,078	11,534	28,451	22,629
Search segment margin	18%	21%	18%	21%

Tax Preparation
Revenue	19,075	—	59,476	—
Cost of revenue	1,539	—	4,118	—
Operating expense	5,582	—	21,269	—

Tax Preparation segment income	11,954	—	34,089	—
Tax Preparation segment margin	63%	—	57%	—

Total Segment
Total segment revenue	100,883	54,292	216,579	105,942
Total segment cost of revenue	59,775	33,517	115,460	62,702
Total segment operating expenses	14,076	9,241	38,579	20,611

Total segment income	27,032	11,534	62,540	22,629
Total segment margin	27%	21%	29%	21%

Corporate
Operating expense	2,525	2,543	6,331	4,673
Stock-based compensation	2,020	1,338	8,728	3,371
Depreciation	956	1,376	1,907	2,827
Amortization of intangible assets	5,248	772	8,872	1,730
Other loss (income), net	930	(107)	2,485	(182)
Income tax expense	5,655	1,936	13,113	3,638
Loss from discontinued operations, net of tax	—	8,354	—	9,927

Total corporate	17,334	16,212	41,436	25,984

Net income (loss)	$9,698	$(4,678)	$21,104	$(3,355)

13.	Discontinued Operations

On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the unaudited condensed consolidated financial statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the three and six months ended June 30, 2011 are presented below (in thousands):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenue from discontinued operations	$6,915	$16,894

Loss from discontinued operations before taxes	(1,214)	(3,506)
Income tax benefit	534	1,253

Loss from discontinued operations, net of taxes	$(680)	$(2,253)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)	$(7,674)

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

14.	Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all recent ASUs. The Company does not expect the adoption of recent accounting pronouncements to have a material impact on the Company’s financial statements.

15.	Subsequent Events

On July 19, 2012, Blucora entered into a lease for office space in Bellevue, Washington, where it plans to relocate its corporate headquarters on or about March 1, 2013. The initial term of the lease agreement is approximately seven years and seven months from the date of occupancy. The Company’s estimated contractual lease commitment is as follows for the years ending December 31 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitment	$285	$1,152	$1,199	$1,247	$1,295	$3,803	$8,981

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

Overview

Blucora, Inc. owns and operates two primary businesses: an online search business and a tax preparation software and online service business. The search business consists of the operations of the InfoSpace business. The InfoSpace business is primarily a B2B service through which we provide our technology, aggregated search content, and monetization solutions to partner sites.

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

Search

The majority of Blucora’s revenues are generated by our Search segment, InfoSpace, which operates under the InfoSpace brand. Our Search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The Search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The InfoSpace search business does not generate its own search content, but instead aggregates search content from a number of content providers. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search engine content providers to continually improve the user experience. Some of these content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as Search Customers.

Revenue from our Search segment is generated primarily as a result of end users of our services clicking on paid search results displayed on our own branded websites or those of our distribution partners. These paid search results are provided to us by our Search Customers. The Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with the partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks. Revenue from Google accounts for approximately 90% of our Search segment revenue for the three months ended June 30, 2012.

Tax Preparation

Our Tax Preparation segment generates its revenue through three primary methods: the sale of state and upgraded federal income tax preparation software and online services to consumers, the sale of ancillary services to any user, paid or not, and the sale of its professional edition income tax preparation software to professional tax preparers. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com and, as a highly seasonal business, almost all of that revenue is generated in the first four months of the calendar year. The TaxACT business’s basic federal tax preparation software and services is “free for everyone,” meaning that any taxpayer can use the services to file his or her federal income taxes without paying for upgraded services. This free offer differentiates TaxACT’s offerings from many of its competitors who have limited free software and/or services offerings. The TaxACT business generates revenue from a percentage of these “free” users who choose to upgrade for a fee to the deluxe product and ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, additional support, data archiving, a deferred payment option, and a bank card product. TaxACT is the generally accepted value player in the digital do it yourself space, offering comparable software and/or services as the large competitors that dominate the space at a lower cost to the end-user. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the TaxACT business’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Use of Cash

As of June 30, 2012, we had $141.9 million in cash, cash equivalents, and short term investments. We may use these amounts in the future on investment in our current businesses, in acquiring new businesses or assets, or for repayment of debt. Such businesses or assets may not be related to search or tax preparation, and such acquisitions will result in us incurring further transaction related costs.

Overview of Second Quarter 2012 Operating Results

The following is an overview of our operating results for the second quarter 2012 compared to the second quarter 2011. A more detailed comparison of our operating results for these periods is included under the heading “Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the quarters ended June 30, 2012 and 2011 in total dollars (in thousands) and as a percentage of associated revenue are presented below:

	Three months ended June 30,
	2012		2011
Revenues	$100,883		$54,292
		% of total revenues		% of total revenues
Gross profit	$36,656	36.3%	$17,713	32.6%
Income from continuing operations	$9,698	9.6%	$3,676	6.8%
Net income	$9,698	9.6%	$(4,678)	(8.6)%
Adjusted EBITDA(1)	$24,507	24.3%	$8,991	16.6%
Non-GAAP net income (1)	$21,817	21.6%	$7,590	14.0%

		% of search services revenue		% of search services revenue
Search Revenue:
Revenue from distribution partners		88%		78%
Revenue from existing distribution partners (launched prior to the then-current year)		80%		76%
Revenue from new distribution partners (launched during the then-current year)		8%		2%
Revenue from owned and operated properties		12%		22%

Tax Preparation Revenue:
Revenue	$19,075		$—
Tax Preparation TaxACT consumer e-files	1,207		—

(1)	Adjusted EBITDA and Non-GAAP net income are non-GAAP measures, defined below in “Non-GAAP Financial Measures.”

The increase in our search services revenue for the second quarter 2012 as compared to the second quarter 2011 was primarily due to an increase of revenue generated by our distribution partners. This increase was partially offset by a decrease in revenue coming from our owned and operated properties. We generated 48% and 46% of our search services revenue through our top five distribution partners for the three months ended June 30, 2012 and 2011, respectively. The web properties of our top five distribution partners for the second quarter of 2012 generated 46% of our search services revenue in the second quarter of 2011.

The increase in gross profit as a percentage of revenue for the second quarter 2012 as compared to the second quarter 2011, was primarily due to our acquisition of the TaxACT business described above. The increase in our sales and marketing expense, for the second quarter 2012 as compared to the second quarter 2011, was primarily due to the addition of expenses associated with the operation of our TaxACT business. The increase in cost of sales, for the second quarter 2012 as compared to the second quarter 2011, was primarily due to an increase in distribution expenses relating to our search segment and the addition of costs associated with the operation of our TaxACT business.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

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

Search

Search segment results are as follows (in thousands):

	Three months ended June 30,		Change from 2011	Six months ended June 30,		Change from 2011
	2012	2011		2012	2011
Revenue	$81,808	$54,292	$27,516	$157,103	$105,942	$51,161
Cost of revenue	58,236	33,517	24,719	111,342	62,702	48,640
Operating expense	8,494	9,241	(747)	17,310	20,611	(3,301)

Segment income	$15,078	$11,534	$3,544	$28,451	$22,629	$5,822

Segment margin	18.4%	21.2%		18.1%	21.4%

Our ability to increase the revenue generated from our distribution partners’ web properties is dependent on our ability to attract and retain distribution partners, which relies on providing a satisfying end user experience and an attractive monetization proposition to our distribution partners. Our ability to slow the decline in our online search services revenue in our metasearch engine sites and our installed application user base (from our 2010 acquisition of Make the Web Better) relies in part on our ability to attract and retain end users by providing a satisfying user experience. We manage our online direct marketing initiatives by projecting a desired return on our marketing expenditures and attempting to market according to that projected return. Revenue growth for our online direct marketing initiatives is dependent on our ability to execute to that projected return.

In recent periods we experienced an overall growth in our revenue generated from our distribution partners, both existing and new, highlighted by a $29.8 million (70%) increase in revenue for the second quarter 2012 as compared to the second quarter 2011 and a $58.0 million (73%) increase in revenue for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Additionally, revenue from new distribution partners (launched during the current year) increased by $5.0 million and $6.5 million for the three and six months ended June 30, 2012 as compared to the same periods in 2011. While we expect to continue year-over-year growth, it will be challenging to maintain the recent growth rates and therefore we expect modest slowing over the near-term. Conversely, we have experienced an overall decline in revenue generated through our owned and operated properties. This trend is primarily a result of the expected user attrition of our metasearch installed application base (from our 2010 acquisition of Make the Web Better) resulting in fewer paid clicks from these sites.

We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent the dominant majority of our search services revenue for the foreseeable future. Our owned and operated metasearch services are affected by seasonal fluctuations in Internet usage, which generally declines in the summer months, although revenue from these sites makes up a proportionally smaller portion of our revenue, so seasonal impacts have become less meaningful, and are expected to become a smaller portion over time.

The search segment’s cost of revenue primarily consists of amounts paid under our revenue sharing arrangements with our distribution partners and usage-based content fees. The increase in cost of revenue for the second quarter 2012 as compared to the second quarter 2011 and for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily due to an increase in the revenue generated from our distribution partners’ web properties, with the resulting increase in shared revenue.

We anticipate that revenue sharing expenses paid to our distribution partners will increase in dollars if revenue increases through growth in existing arrangements with our existing distribution partners or we add new distribution partners. If search services revenue generated through our distribution partners’ web properties increases at a greater rate than revenue generated through our owned and operated web properties, revenue sharing expenses with our distribution partners as a percentage of revenue will increase. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be a majority of our search services revenue.

The decrease in search segment operating expense for the second quarter 2012 as compared to the second quarter 2011 and for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily due to the decrease in spending on our online direct marketing initiatives.

Tax Preparation

Tax Preparation segment results are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$19,075	$—	$59,476	$—
Cost of revenue	1,539	—	4,118	—
Operating expense	5,582	—	21,269	—

Segment income	$11,954	$—	$34,089	$—

Segment margin	62.7%	—	57.3%	—

The Tax Preparation segment is new this year due to the acquisition of the TaxACT business on January 31, 2012. Unless otherwise indicated, the year-to-date figures in this quarterly report reflect the results from the date of the acquisition through June 30, 2012.

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

Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We measure our individual tax preparation customers using the number of accepted federal tax e-filings made through our software and services, and we refer to such tax filings as “e-files.” We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the tax preparation business. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which has historically grown modestly, because we have not made significant pricing adjustments. Because we acquired the TaxACT business during the course of the 2012 tax season, we believe that presenting e-file metrics covering the same time periods as the financial results presented (and comparable period) would be misleading. Accordingly, we are presenting these metrics for the full tax season commencing January 1 for each period as follows (in thousands):

	Tax season through: June 30, 2012	Tax season through: June, 2011	% change
Total TaxACT consumer e-files	5,120	4,734	8%

We derive revenue from the professional tax preparation product in two ways: from the per-unit licensing of the software and from amounts that we charge to e-file through the software. Thus professional tax preparation revenue is dependent upon both the number of tax professionals purchasing the product and the number of e-filed returns made through this product. For the 2012 tax season, tax professional units sold grew modestly compared to the prior year and the number of e-filed returns grew in excess of 20%. We believe that these trends were impacted by new IRS requirements regarding professional tax preparers’ qualifications, which limited the unit sales growth by reducing the total number of preparers, and by new IRS e-file requirements for professional tax preparers, which accelerated e-file growth. As a result, the current year trends may not be indicative of future performance.

The Tax Preparation segment cost of revenue primarily consists of royalties, payment processing fees for customer transactions, and bank service fees. Operating expenses for the tax preparation segment consists primarily of personnel related costs and marketing expenses.

The Tax Preparation segment is highly seasonal; almost all of its annual revenue is generated in the first four months of the calendar year, as are the majority of the variable costs related to such revenue, such as payment processing fees, royalties, and advertising and marketing expenses. As a result, revenue declined in the second quarter and will further decline in the third and fourth quarters, while fixed costs remain relatively constant.

Consolidated Results

Cost of sales. Cost of sales consists of the Search and Tax Preparation segments’ cost of revenue, amortization of acquired intangible assets, and certain costs associated with customer service and the operation of the data centers that serve our businesses, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and depreciation. Cost of sales in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 2012 and 2011 are presented below:

	Three months ended June 30,		Change from 2011	Six months ended June 30,		Change from 2011
	2012	2011		2012	2011
Search segment cost of revenue	$58,236	$33,517	$24,719	$111,342	$62,702	$48,640
Tax Preparation segment cost of revenue	1,539	—	1,539	4,118	—	4,118
Amortization of acquired intangible assets	2,080	772	1,308	3,591	1,730	1,861
Data center operations	1,880	1,413	467	3,735	3,011	724
Depreciation	424	824	(400)	840	1,613	(773)
Other	68	53	15	148	197	(49)

Total cost of sales	$64,227	$36,579	$27,648	$123,774	$69,253	$54,521

Percentage of revenues	63.7%	67.4%		57.1%	65.4%

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three month ended June 30,		Change from 2011	Six month ended June 30,		Change from 2011
	2012	2011		2012	2011
Engineering and technology expenses	$2,448	$1,784	$664	$5,021	$3,448	$1,573
Percentage of revenues	2.4%	3.3%		2.3%	3.3%

The dollar increase for the second quarter 2012 as compared to the second quarter ended 2011 was primarily attributable to an increase of $572,000 in personnel costs.

The dollar increase for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to an increase of $1.5 million in personnel costs.

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT website (which includes the following channels: television, radio, online banner ads, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three month ended June 30,		Change from 2011	Six month ended June 30,		Change from 2011
	2012	2011		2012	2011
Sales and marketing expenses	$8,869	$4,902	$3,967	$28,312	$11,869	$16,443
Percentage of revenues	8.8%	9.0%		13.1%	11.2%

The dollar increase for the second quarter 2012 as compared to the second quarter 2011 was primarily attributable to an increase of $2.7 million in advertising costs, primarily due to the TaxACT business’s marketing costs, as well as an increase in personnel costs of $829,000.

The dollar increase for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to an increase of $14.3 million in advertising costs, primarily due to the TaxACT business’s marketing costs, as well as an increase in personnel costs of $1.4 million.

General and administrative expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2012 and 2011are presented below:

	Three month ended June 30,		Change from 2011	Six month ended June 30,		Change from 2011
	2012	2011		2012	2011
General and administrative expenses	$5,356	$4,970	$386	$16,422	$10,130	$6,292
Percentage of revenues	5.3%	9.2%		7.6%	9.6%

For the second quarter 2012 as compared to the second quarter 2011, there were no significant changes in our general and administrative expenses.

The dollar increase for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to an increase in stock-based compensation of $5.2 million related to the modification of the Warrant and the vesting of non-employee stock options due to the acquisition of the TaxACT business (for further detail, see “Note 6: Stock-Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), and an increase in professional service fees of $527,000.

Depreciation and amortization of intangible assets. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements not recognized in cost of sales. Amortization of definite-lived intangible assets represents the amortization of customer relationships, which are amortized over their estimated lives of eight years. Depreciation and amortization of intangible assets in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three months ended June 30,		Change from 2011	Six months ended June 30,		Change from 2011
	2012	2011		2012	2011
Depreciation	$532	$552	$(20)	$1,067	$1,214	$(147)
Amortization of intangible assets	3,168	—	3,168	5,281	—	5,281

Total depreciation and amortization of intangible assets	$3,700	$552	$3,148	$6,348	$1,214	$5,134

Percentage of revenues	3.7%	1.0%		2.9%	1.1%

The dollar increase in amortization of intangible assets for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is due to the amortization of intangible assets acquired as a result of the TaxACT acquisition. Assuming that we do not acquire businesses or intangible assets in the future, we expect that amortization of intangible assets will be $10.3 million for the remainder of 2012, of which approximately $4.0 million will be recognized in cost of sales.

Other loss (income), net. Other loss (income), net for the three and six months ended June 30, 2012 and 2011 is presented below (in thousands):

	Three months ended June 30,		Change from 2011	Six months ended June 30,		Change from 2011
	2012	2011		2012	2011
Interest income	$(52)	$(99)	$47	$(61)	$(190)	$129
Interest expense	1,009	—	1,009	1,853	—	1,853
Amortization of debt issuance costs	332	—	332	663	—	663
Accretion of debt discount	124	—	124	259	—	259
Gain on contingency resolution	—	—	—	—	(1,500)	1,500
Increase in fair value of earn-out contingent liability	—	—	—	—	1,500	(1,500)
Gain on derivative	(333)	—	(333)	(61)	—	(61)
Other	(150)	(8)	(142)	(168)	8	(176)

Other loss (income), net	$930	$(107)	$1,037	$2,485	$(182)	$2,667

In the six months ended June 30, 2012, we recorded in other loss (income), net, interest payments and amortization of debt origination costs related to the $105 million credit facility entered into by 2nd Story to finance the acquisition of the TaxACT business (for further detail, see “Note 9: Debt” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). In addition, in the three and six months ended June 30, 2012, we recorded a gain on the decrease of the fair value of the Warrant outstanding, which we classified as a derivative instrument subsequent to its modification triggered on the date of the acquisition of the TaxACT business (for further detail, see “Note 6: Stock-based compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

Income Tax Expense. We recorded income tax expense of $5.6 million and $13.1 million in the three and six months ended June 30, 2012, respectively. We recorded income tax expense of $3.6 million and $1.9 million in the three and six months ended June 30, 2011, respectively. In the three months ended June 30, 2012, income tax expense did not significantly differ from the taxes at the statutory rates. In the six months ended June 30, 2012, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible stock compensation. In the three and six months ended June 30, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

Discontinued operations. On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the unaudited condensed consolidated financial statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the three and six months ended June 30, 2011 are presented below (in thousands):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenue from discontinued operations	$6,915	$16,894

Loss from discontinued operations before taxes	$(1,214)	$(3,506)
Income tax benefit	534	1,253

Loss from discontinued operations, net of taxes	$(680)	$(2,253)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)	$(7,674)

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income, determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as interest expense, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets, adjustments to the fair values of contingent liabilities related to business combinations, and gains on resolution of contingencies).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding Blucora’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently, and therefore our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the three and six months ended June 30, 2012 and 2011 below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$9,698	$(4,678)	$21,104	$(3,355)
Loss from discontinued operations	—	8,354	—	9,927
Depreciation and amortization of intangible assets	6,204	2,148	10,779	4,557
Stock-based compensation	2,020	1,338	8,728	3,371
Other (income) loss, net	930	(107)	2,485	(182)
Income tax expense	5,655	1,936	13,113	3,638

Adjusted EBITDA	$24,507	$8,991	$56,209	$17,956

We define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of loss from discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), stock-based compensation expense, amortization of intangible assets, gain or loss on derivatives, the cash tax impact of those adjustments, and non-cash income taxes from continuing operations, as detailed in the accompanying table to the preliminary condensed consolidated financial statements (unaudited). Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire in 2020 if unutilized.

We believe that non-GAAP net income and non-GAAP earnings per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP earnings per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and therefore our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the three and six months ended June 30, 2012 and 2011 below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$9,698	$(4,678)	$21,104	$(3,355)
Loss from discontinued operations	—	8,354	—	9,927

Income from continuing operations	9,698	3,676	21,104	6,572
Stock-based compensation	2,020	1,338	8,728	3,371
Amortization of acquired intangible assets	5,248	772	8,872	1,730
Gain on derivatives	(333)	—	(61)	—
Cash tax impact of adjustments to GAAP net income	3	1	(87)	(42)
Non-cash income tax expense from continuing operations	5,181	1,803	11,778	3,392

Non-GAAP net income	$21,817	$7,590	$50,334	$15,023

Income from continuing operations – diluted	$0.23	$0.10	0.51	$0.17
Stock-based compensation – diluted	0.05	0.04	0.21	0.09
Amortization of acquired intangible assets – diluted	0.13	0.02	0.22	0.05
Gain on derivatives – diluted	(0.01)	—	(0.00)	—
Cash tax impact of adjustments to GAAP net income – diluted	0.00	0.00	(0.00)	0.00
Non-cash income tax expense per share – diluted	0.13	0.04	0.29	0.09

Non-GAAP earnings per share – diluted	$0.53	$0.20	$1.23	$0.40

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of June 30, 2012, we had cash and marketable investments of $141.9 million, consisting of cash and cash equivalents of $135.8 million and available-for-sale short-term investments of $6.0 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, and municipal bonds. All of our financial instrument investments held at June 30, 2012 have minimal default risk and short-term maturities.

On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of borrowings under a $105 million credit facility (of which $100 million was drawn). The credit facility is secured by the TaxACT business’s operations and the equity of 2nd Story Software, Inc. The terms of the credit facility allow us to repay amounts owed before its term is complete, and during the six months ended June 30, 2012, we repaid $25 million outstanding under the credit facility, including all of the amounts owed under the revolving credit facility portion of the debt. Although we do not intend to draw on the revolving credit facility in the future, all $10 million of that revolving credit facility is available for future use. The terms of the credit facility required us to hedge a portion of the interest rate risk associated with the amounts outstanding under the term loan, and that requirement was met on May 1, 2012 (for further detail, see “Note 9: Debt” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to search or tax preparation. We may use a portion of our cash for dividends or for common stock purchases.

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

Contractual Obligations and Commitments

Our contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 due to the acquisition of the TaxACT business. Our contractual commitments are as follows for the years ending December 31 (in thousands):

	2012	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$993	$571	$—	$—	$—	$—	$—	$1,564
Less sublease income	(44)	(36)	—	—	—	—	—	(80)

Net lease payments required	949	535	—	—	—	—	—	1,484
Purchase commitments	1,369	690	108	—	—	—	—	2,167
Debt commitments	—	4,750	9,500	13,063	14,250	33,438	—	75,001

Total	$2,318	$5,975	$9,608	$13,063	$14,250	$33,438	$—	$78,652

Debt commitments: Our debt commitments consist of the minimum scheduled loan payments related to the credit facility that 2nd Story entered into to help finance the acquisition of the TaxACT business. We may repay the amounts outstanding under the credit facility before its term is complete, depending on the cash generated by the TaxACT business’s operations.

Cash Flows

Our net cash flows were comprised of the following for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$31,359	$8,506
Net cash used by investing activities	(73,009)	(96,765)
Net cash provided by financing activities	95,589	10,106
Net cash used by discontinued operations	—	(6,794)

Net increase (decrease) in cash and cash equivalents	$53,939	$(84,947)

Net cash provided by operating activities. Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $31.4 million for the six months ended June 30, 2012, consisting of our net income of $21.1 million, non-cash charges of $20.4 million (primarily consisting of depreciation and amortization of intangible assets, stock-based compensation expense, and warrant-related stock-based compensation expense), and changes in our operating assets and liabilities of $22.1 million (primarily consisting of increases in accrued expenses and other current and long-term liabilities and decreases in accounts receivable, long-term assets, and other receivables). These increases were partially offset by cash used by changes in our operating assets and liabilities of $5.5 million (primarily consisting of a decrease in accounts payable) and adjustments to net income not affecting cash to determine cash flows used by operating activities of $26.8 million (primarily consisting of the tax benefit from stock-based award activity in financing activities and deferred income taxes).

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

Net cash used by investing activities. Net cash used by investing activities primarily consists of business acquisitions, transactions related to our marketable investments and purchases of property and equipment.

Net cash used by investing activities was $73.0 million for the six months ended June 30, 2012, primarily consisting of $279.4 million in business acquisitions, net of cash acquired and purchases of investments of $6.0 million. Partially offsetting cash used by investing activities were proceeds of $179.9 million from the sales of marketable investments, $32.1 million from the maturities of our marketable investments, and $893,000 of restricted cash that was released to our use.

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

Net cash provided by financing activities totaled $95.6 million for the six months ended June 30, 2012 and primarily consisted of loan proceeds of $99.0 million, less debt issuance costs of $2.3 million, proceeds of $19.1 million from excess tax benefits from stock-based award activity, primarily due to utilizing equity net operating loss carryforwards from prior years, and $5.7 million from the exercise of options and the issuance of stock through our employee stock purchase plan. Partially offsetting cash provided by financing activities were cash payments of $25.0 million for the repayment of debt under the credit facility entered into to help finance the acquisition of the TaxACT business, and $851,000 in tax payments from shares withheld upon vesting of restricted stock units.

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

Acquisitions

TaxACT. On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business, for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was initially drawn).

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the quarter ended June 30, 2012 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of changes described below related to the acquisition of the TaxACT business.

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments.

Hedging

We use a derivative financial instrument in the form of an interest rate swap agreement for the purpose of minimizing exposure to changes in interest rates. This swap agreement is accounted for as a cash flow hedge and changes in the fair value of the hedge instrument are included in other comprehensive income.

Recent Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all recent ASUs. We do not expect the adoption of recent accounting pronouncements to have a material impact on Blucora’s financial statements.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2012 have not changed significantly from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

During the first quarter of 2012, we acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, 2nd Story, which operates the TaxACT tax preparation software and online service business. We are still assessing the internal controls of the TaxACT business but do not believe those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in Note 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our data centers could be susceptible to damage or disruption, which could have a material adverse effect on our business. We provide our own data center services for our Search business from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business currently has one data center location, and while there is redundancy and disaster recovery within that data center, there is currently no second-site redundancy or disaster recovery capability. We are in the process of preparing an additional disaster recovery site, and if the current data center suffers an interruption before such additional capabilities come on line, our TaxACT business will suffer, particularly if such interruption occurs during the “tax season”.

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

The successful integration of newly-acquired or developed businesses or technologies, including TaxACT and any future acquisitions, into Blucora is critical for our success. If we are successful in identifying and acquiring targets, those targets may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience. In addition, any acquisitions or developments of businesses or technologies may not prove successful. In the past, our financial results have suffered significantly due to impairment charges of goodwill and other intangible assets related to prior acquisitions. For example, our May 2010 purchase of the Mercantila business did not meet our expectations and, as a result, we sold that business for a loss in June 2011.

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

Developing or acquiring a business or technology, and then integrating it into Blucora, will be complex, time consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience adverse financial or competitive effects. There can be no assurance that the short- or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

Our stock price has been highly volatile and such volatility may continue.

The trading price of our common stock has been highly volatile. Between July 1, 2010 and June 30, 2012, our stock price ranged from $6.69 to $13.68. On July 27, 2012, the closing price of our common stock was $16.28. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this report and the following:

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

Our subsidiary, 2nd Story, operator of the TaxACT business, incurred $100 million in debt as part of our acquisition of that business. This debt is non-recourse debt that is guaranteed by Blucora’s subsidiary, and 2nd Story’s direct parent, TaxACT Holdings. This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing 2nd Story’s vulnerability to downturns in its business, to competitive pressures, and to adverse economic and industry conditions;

•

requiring the dedication of a portion of our expected cash from 2nd Story’s operations to service this indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions;

•	requiring cash infusions from Blucora to 2nd Story if it is unable to meet its debt obligations;

•

increasing our interest payment obligations in the event that interest rates rise dramatically (including on the portion of the debt that has an interest rate hedge if such hedge becomes ineffective); and

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

Companies and individuals with rights relating to the software and online services industries have frequently resorted to litigation regarding intellectual property rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights. These parties have in the past, and may in the future, make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our services, or require us to enter into royalty or licensing agreements. Our technology and services may not be able to withstand any third-party claims or rights against their use. If a successful claim of infringement was made against us and we could not develop non-infringing technology or content, or license the infringed or similar technology or content on a timely and cost-effective basis, our business could suffer.

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

We face intense competition in the search market. Many of our competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in content provider and distribution partner requirements more quickly, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. Some of the companies that we compete with in the search market are currently Search Customers of ours, the loss of any of which could harm our business. In addition, we may face increasing competition for search market share from new search startups, mobile search providers, and social media sites and applications. If we are unable to match or exceed our competitors’ marketing reach and customer service experience, our business may not be successful. Because of these competitive factors and due to our relatively small size and financial resources, we may be unable to compete successfully in the search market and, to the extent that these competitive factors apply to other markets that we pursue, in such other markets.

Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google or any other significant Search Customer would harm our business and financial results.

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for over 70% of our total Company revenues in the second quarter of 2012. Yahoo! remains an important partner and contributes to our value proposition as a meta search provider, but over the past several years, Yahoo!’s percentage or our revenue has declined, and we expect this trend to continue. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our search operations, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2011, 79% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 39% and 46% of our total Company revenues through relationships with our top five distribution partners in the second quarter of 2012 and the second quarter of 2011, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets.

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

The tax preparation industry is heavily regulated and is subject to significant new and revised regulations. The application of these laws and regulations to our businesses is often unclear and compliance with these regulations may involve significant costs or require changes to our business practices that result in reduced revenue. Any changes that we may incur as a result of any such regulations may not be sustained over time depending on a number of factors, including market and industry reactions to such regulations. We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.

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

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)
Dated: August 1, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of the State of Delaware on June 5, 2012.	8-K	June 7, 2012	3.1

10.1*	Employment Agreement, effective as of May 3, 2012, between the Company and George Allen				X

10.2*	Amended and Restated Equity Grant Program for Nonemployee Directors, updated as of June 5, 2012				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under those sections.