Form 10-Q
period 2012-09-30
BLUCORA, INC.
filed 2012-11-01
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, Par Value $0.0001	40,743,534

BLUCORA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$96,407	$81,897
Short-term investments, available-for-sale	54,010	211,654
Accounts receivable, net of allowance of $23 and $10	35,243	25,019
Other receivables, net	1,274	542
Prepaid expenses and other current assets, net	4,514	1,958

Total current assets	191,448	321,070
Property and equipment, net	6,587	5,277
Goodwill	230,980	44,815
Other intangible assets, net	137,959	1,315
Deferred tax asset, net	19,369	19,102
Other long-term assets	4,382	3,560

Total assets	$590,725	$395,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	36,954	$28,947
Accrued expenses and other current liabilities	12,372	10,250
Short-term portion of long-term debt, net of discount of $142 and $0	2,233	—
Derivative instruments	10,951	—

Total current liabilities	62,510	39,197
Long-term liabilities:
Long-term debt, net of discount of $517 and $0	71,604	—
Deferred tax liability	48,149	21
Other long-term liabilities	2,205	816

Total long-term liabilities	121,958	837

Total liabilities	184,468	40,034
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value, $0.0001— authorized, 900,000,000 shares; issued and outstanding, 40,633,000 and 39,533,570 shares	4	4
Additional paid-in capital	1,386,741	1,353,971
Accumulated deficit	(980,196)	(998,902)
Accumulated other comprehensive income (loss)	(292)	32

Total stockholders’ equity	406,257	355,105

Total liabilities and stockholders’ equity	$590,725	$395,139

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:	$92,870	$56,257	$309,449	$162,199
Cost of sales (includes amortization of acquired intangible assets of $2,014, $518, $5,605, and $2,248)	69,973	38,755	193,747	108,008

Gross profit	22,897	17,502	115,702	54,191
Expenses and other income:
Engineering and technology	2,410	1,806	7,431	5,254
Sales and marketing	7,741	4,888	36,053	16,757
General and administrative	5,283	6,513	21,705	16,643
Depreciation	560	475	1,627	1,689
Amortization of intangible assets	3,169	—	8,450	—
Other loss, net	5,196	456	7,681	274

Total expenses and other loss	24,359	14,138	82,947	40,617

Income (loss) from continuing operations before income taxes	(1,462)	3,364	32,755	13,574
Income tax expense	(936)	(1,289)	(14,049)	(4,927)

Income (loss) from continuing operations	(2,398)	2,075	18,706	8,647
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	—	(2,253)
Loss on sale of discontinued operations, net of taxes	—	—	—	(7,674)

Net income (loss)	$(2,398)	$2,075	$18,706	$(1,280)

Income (loss) per share—Basic
Income (loss) from continuing operations	(0.06)	$0.05	$0.47	$0.23
Loss from discontinued operations	—	—	—	(0.06)
Loss on sale of discontinued operations	—	—	—	(0.20)

Basic net income (loss) per share	$(0.06)	$0.05	$0.47	$(0.03)

Weighted average shares outstanding used in computing basic income (loss) per share	40,511	38,568	40,108	37,451
Income (loss) per share—Diluted
Income (loss) from continuing operations	(0.06)	$0.05	$0.45	$0.23
Loss from discontinued operations	—	—	—	(0.06)
Loss on sale of discontinued operations	—	—	—	(0.20)

Diluted net income (loss) per share	$(0.06)	$0.05	$0.45	$(0.03)

Weighted average shares outstanding used in computing diluted income (loss) per share	40,511	39,158	41,425	38,131
Other comprehensive income (loss):
Net income (loss)	$(2,398)	$2,075	$18,706	$(1,280)
Unrealized gain on investments, available-for-sale	9	17	—	28
Unrealized loss on derivative instrument	(20)	—	(298)	—
Reclassification adjustment for realized gain on investments, available-for-sale, net, included in net income	—	—	(26)	—

Other comprehensive income (loss)	(11)	17	(324)	28

Comprehensive income (loss)	$(2,409)	$2,092	$18,382	$(1,252)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$18,706	$(1,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from sale of discontinued operations	—	7,674
Loss from discontinued operations	—	2,253
Depreciation and amortization of intangible assets	16,950	6,190
Stock-based compensation	6,637	4,488
Warrant-related stock-based compensation	4,286	1,932
Excess tax benefits from stock-based award activity	(20,882)	—
Deferred income taxes	(7,398)	2
Unrealized amortization of premium on investments, net	(335)	285
Amortization of debt origination costs	746	—
Accretion of debt discount	294	—
Loss on derivative instrument	4,274	—
Earn-out contingent liability adjustments	—	2,000
Gain on resolution of contingent liability	—	(1,500)
Other	(21)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(907)	(882)
Other receivables	504	(1,118)
Prepaid expenses and other current assets	705	849
Deferred tax assets and other long-term assets	(612)	(150)
Accounts payable	(2,344)	5,981
Accrued expenses and other current and long-term liabilities	18,357	(13,660)

Net cash provided by operating activities of continuing operations	38,960	13,056

Investing activities:
Business acquisition, net of cash acquired	(279,386)	—
Purchases of property and equipment	(2,776)	(2,507)
Change in restricted cash	168	409
Proceeds from sales of investments	184,934	—
Proceeds from maturities of investments	32,125	83,141
Purchases of investments	(59,076)	(204,777)

Net cash used by investing activities of continuing operations	(124,011)	(123,734)

Financing activities:
Proceeds from loan, net of debt issuance costs of $2,343 and debt discount of $953	96,704	—
Repayment of debt	(25,504)	—
Excess tax benefits from stock-based award activity	20,882	—
Proceeds from stock option exercises	7,812	16,287
Proceeds from issuance of stock through employee stock purchase plan	601	377
Tax payments from shares withheld upon vesting of restricted stock units	(934)	(1,388)
Earn-out payments for business acquisitions	—	(423)
Repayment of capital lease obligation	—	(221)
Proceeds from sale of common stock	—	7,000

Net cash provided by financing activities of continuing operations	99,561	21,632
Discontinued operations:
Net cash used by operating activities of discontinued operations	—	(6,156)
Net cash used by investing activities of discontinued operations	—	(638)

Net cash used by discontinued operations	—	(6,794)

Net increase (decrease) in cash and cash equivalents	14,510	(95,840)
Cash and cash equivalents:
Beginning of period	81,897	155,645

End of period	$96,407	$59,805
Non-cash items:
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	—	(2,000)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

On January 31, 2012, the Company acquired TaxACT Holdings, Inc. (“TaxACT Holdings”) and its wholly-owned subsidiary, 2nd Story Software, Inc. (“2nd Story”), which operates the TaxACT tax preparation online service and software business. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com. As a highly seasonal business, almost all of the TaxACT revenue is generated in the first four months of the calendar year.

As a result of the acquisition of the TaxACT business, the Company has determined that it has two reporting segments: Search and Tax Preparation. The Search segment is the InfoSpace business and the Tax Preparation segment is the TaxACT business. Unless the context indicates otherwise, the Company uses the term “search” to represent search services and uses the term “tax preparation” to represent services and products sold through the TaxACT business (see “Note 12: Segment Information”).

2.	Summary of Significant Accounting Policies

The Company’s critical accounting policies and methodologies during the third quarter of 2012 include those described in its Annual Report on Form 10-K for the year ended December 31, 2011, along with those presented below.

Tax Preparation Revenue Recognition: The Company derives revenue from the sale of tax preparation online services, ancillary service offerings, tax preparation packaged software products, and multiple elements arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, and e-filing services. These revenues are recorded in the Tax Preparation segment. The Company recognizes revenue for the Tax Preparation segment when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have an impact on the timing and amount of revenue that the Company recognizes.

The Company’s service revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. The Company recognizes revenue from these services as the services are performed and the four revenue recognition criteria described above are met.

The Company recognizes revenue from the sale of its packaged software products when legal title transfers. This is generally when its customers download products from the Web or when the products ship.

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customers deducted from their refunds. Revenue for this fee is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon cash receipt.

For products and/or services that consist of multiple elements, the Company must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value if available, third-party evidence (“TPE”) of fair value if VSOE is not available, and estimated selling price (“ESP”) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. Once the Company has allocated the total price among the various elements, it recognizes revenue when the revenue recognition criteria described above are met for each element.

VSOE generally exists when the Company sells the deliverable separately and is normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain limited instances VSOE cannot be established. This may be because the Company infrequently sells each element separately, or has a limited sales history. When VSOE cannot be established the Company attempts to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company is unable to establish selling price using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. ESP is the estimated price at which the Company would sell a product or service if it were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, the Company receives advance payments from its customers. The Company defers revenue associated with these advance payments and recognizes the allocated consideration for each element when the Company ships the products or performs the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

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

The preliminary fair value determinations for assets acquired and liabilities assumed for this acquisition were based upon a preliminary valuation and certain of our estimates and assumptions are subject to change as we obtain additional information for our estimates in future periods. The primary areas of the acquisition accounting that are not yet finalized relate to income and non-income based taxes and the related indemnification assets. The Company recorded acquisition costs of $305,000 in 2011 and $18,000 and $1.1 million in the three and nine months ended September 30, 2012, respectively, which were recognized in general and administrative expenses. The Company incurred $2.3 million of debt origination costs related to the credit facility used to help fund the acquisition, which the Company plans to amortize to interest expense over the term of the credit facility. The Company did not assume any equity awards or plans from 2nd Story. Following the completion of the acquisition, the Company issued 380,000 options and 167,000 RSUs to 2nd Story’s employees as an incentive for future services and at levels consistent with other employee awards.

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

Since the acquisition date, the Company has included in its consolidated results the financial results of operations of the TaxACT business, which included total revenue of $60.9 million and a contribution to the Tax Preparation segment income of $32.5 million.

Pro Forma Financial Information of Acquisitions (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and 2nd Story on a pro forma basis, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma revenues and income from continuing operations for the three and nine months ended September 30, 2012 and 2011 combines the historical results of operations of the Company and 2nd Story for the quarters ended September 30, 2011, June 30, 2011, and March 31, 2011, and combines the historical results of the Company for the quarters ended September 30, 2012, June 30, 2012, and March 31, 2012 with the results of 2nd Story for the month ended January 31, 2012.

The following amounts are in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$92,870	$58,261	$330,339	$238,776
Income (loss) from continuing operations	$(2,398)	$4,936	$22,999	$13,666

Goodwill

The goodwill arising from the acquisition consists largely of the ability to attract new customers and develop new technologies post acquisition, which do not qualify for separate recognition. The Company does not expect that any of the goodwill arising from the acquisition will be deductible for tax purposes. The following summarizes the Company’s goodwill activity in the first nine months of 2012 by segment (in thousands):

	Search	Tax Preparation	Total
Goodwill – January 1, 2012	$44,815	$—	$44,815
New acquisitions	—	186,165	186,165

Goodwill – September 30, 2012	$44,815	$186,165	$230,980

The following summarizes the change in other indefinite-lived intangible assets in the first nine months of 2012 by segment (in thousands):

	Search	Tax Preparation	Total
Other indefinite-lived intangible assets – January 1, 2012	$283	$—	$283
New acquisitions	—	19,499	19,499

Other indefinite-lived intangible assets – September 30, 2012	$283	$19,499	$19,782

4.	Fair Value Measures

The Company measures its investments at fair value under accounting principles generally accepted in the Unites States of America (“GAAP”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures its cash equivalents, available-for-sale investments, and derivative instruments at fair value. The cash equivalents and available-for-sale investments are valued within Level 2 in the fair value hierarchy because the Company values its cash equivalents and marketable securities using alternative pricing sources utilizing market observable inputs. The Company classifies its interest rate swap derivative within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company classifies its warrant derivative within Level 3 because it is valued using the Black-Scholes valuation model, which has significant unobservable inputs. Those unobservable inputs reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation requires significant judgment.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2012	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$22,623	$—	$22,623	$—
Money market and other funds	24,201	—	24,201	—
Commercial paper	10,074	—	10,074	—
Time deposits	1,990	—	1,990	—
Taxable municipal bonds	3,052	—	3,052	—

Total cash equivalents	61,940	—	61,940	—

Available-for-sale securities:
U.S. government securities	27,264	—	27,264	—
Commercial paper	4,595	—	4,595	—
Time deposits	5,713	—	5,713	—
Taxable municipal bonds	16,438	—	16,438	—

Total available-for-sale securities	54,010	—	54,010	—

Total assets	115,950	—	115,950	—
Liabilities
Derivative instruments
Warrant (see Note 6)	(10,492)	—	—	(10,492)
Interest rate swap (see Note 9)	(459)	—	(459)	—

Total liabilities	(10,951)	—	(459)	(10,492)

Total assets and liabilities at fair value	$104,999	$—	$115,491	$(10,492)

		Fair value measurements at the reporting date using
	December 31, 2011	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$32,637	$—	$32,637	$—
Commercial paper	20,000	—	20,000	—

Total cash equivalents	52,637	—	52,637	—

Available-for-sale securities:
U.S. government securities	162,170	—	162,170	—
Commercial paper	49,484	—	49,484	—

Total available-for-sale securities	211,654	—	211,654	—

Total assets at fair value	$264,291	$—	$264,291	$—

Maturity information was as follows for investments classified as available-for-sale at September 30, 2012 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$54,000	$14	$(4)	$54,010
Greater than one year	—	—	—	—

Total	$54,000	$14	$(4)	$54,010

Maturity information was as follows for investments classified as available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$211,622	$34	$(2)	$211,654
Greater than one year	—	—	—	—

Total	$211,622	$34	$(2)	$211,654

In the nine months ended September 30, 2012 and at December 31, 2011, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents, available-for-sale investments, and the derivative instruments. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term nature.

5.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30, 2012	December 31, 2011
Unrealized gain on available-for-sale securities	$6	$32
Unrealized loss on derivative instrument	(298)	—

Accumulated other comprehensive income (loss)	$(292)	$32

6.	Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”), stock options, and market stock units (“MSUs,” a form of share price performance-based restricted stock unit) granted under the Company’s equity award plans including the Company’s employee stock purchase plan (“ESPP”) and the warrant issued in August 2011 (the “Warrant”) (for further information, see “Note 5: Stockholders’ Equity,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011), in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Services cost of sales	$183	$37	$331	$234
Engineering and technology	332	251	894	684
Sales and marketing	587	177	1,389	829
General and administrative	1,093	2,584	8,309	4,673
Discontinued operations	—	—	—	(159)

Total	$2,195	$3,049	$10,923	$6,261

Excluded and capitalized as part of internal-use software	$21	$44	$66	$197

The stock based compensation expense for three and nine months ended September 30, 2011 includes $1.9 million fair value classified to general and administrative expenses for the Warrant issued in August 2011. The acquisition of the TaxACT business on January 31, 2012 fulfilled the Warrant agreement’s remaining performance condition and extended the Warrant’s expiration date. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense equal to the increase in the Warrant’s fair value and was recognized in general and administrative expenses in the first quarter of 2012. Additionally, subsequent to the modification, the Company treated the award as a derivative instrument, and the modification date fair value previously recognized in paid in capital was classified as a current liability. The Warrant’s fair value will be determined each reporting period until settled, with gains or losses related to the change in fair value recorded in other income (loss), net. The Company recorded a loss in other loss, net of $4.3 million from derivative instruments relating to the Warrant in the three and nine months ended September 30, 2012. The Company recorded $8.6 million in total expense relating to the modification and change in fair value for the Warrant for the nine months ended September 30, 2012.

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities, and the award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. As a qualified acquisition did not occur in 2011, no expense was recorded for the year ended December 31, 2011. The expense for that award was recognized in the nine months ended September 30, 2012 due to the completion of the acquisition of the TaxACT business on January 31, 2012, which constituted a qualifying acquisition. The vesting of the award resulted in a charge of $903,000 to stock-based compensation expense in the nine months ended September 30, 2012 and was classified to general and administrative expenses.

The total intrinsic value and net shares issued for RSUs vested, MSUs vested, options exercised, and shares purchased pursuant to the ESPP during the three and nine months ended September 30, 2012 and 2011 is presented below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued	Intrinsic value	Net shares issued
RSUs vested	$356	18	$857	67	$3,258	191	$4,598	362
MSUs vested	—	—	—	—	511	30	—	—
Options exercised	1,335	243	814	504	2,832	817	2,300	2,053
Shares purchased pursuant to ESPP	178	38	58	24	277	62	100	54

Total	$1,869	299	$1,729	595	$6,878	1,100	$6,998	2,469

To determine the stock-based compensation expense or derivative gain or loss that was recognized with respect to RSUs, the Warrant, and stock options in the three and nine months ended September 30, 2012 and 2011, the Company used the fair value at date of grant for RSUs, the Monte Carlo valuation method for the market stock unit grants, and the Black-Scholes-Merton option-pricing model for employee and non-employee stock option grants and the Warrant, basing expected volatility on historical volatility adjusted for special dividends for all awards. The following weighted-average inputs were used for stock option grants and the Warrant:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Employee stock option grants:
Risk-free interest rate	0.38%	0.64%	0.47%	1.05%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	44%	46%	44%	47%
Expected life	3.3 years	3.3 years	3.1 years	3.0 years
Non-employee stock option grant:
Risk-free interest rate	—	—	0.26%	—
Expected dividend yield	—	—	0%	—
Expected volatility	—	—	38-41%	—
Expected remaining life	—	—	1.6 – 2.2 years	—
Market stock unit grants:
Risk-free interest rate	—	0.15%	—	0.15%
Blucora expected dividend yield	—	0%	—	0%
iShares Russell 2000 Index expected dividend yield	—	1.08%	—	1.08%
Blucora closing stock price	—	$8.74	—	$8.74
iShares Russell 2000 Index closing price	—	$82.29	—	$82.29
Blucora expected volatility	—	37.4%	—	37.4%
iShares Russell 2000 Index expected volatility	—	20.3%	—	20.3%
Measurement period	—	1.0 years	—	1.0 years
Warrant grant:
Risk-free interest rate	0.68%	0.46%	0.68% -0.89%	0.46%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	47%	39%	46 – 48%	39%
Remaining contractual term	4.9 years	2.0 years	5.4 - 4.9 years	2.0 years

7.	Net Income per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding, basic	40,511	38,568	40,108	37,451
Dilutive stock options, RSUs, MSUs, and the Warrant	—	590	1,317	680

Weighted average common shares outstanding, diluted	40,511	39,158	41,425	38,131
Antidilutive awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	26	1,145	246	788
Outstanding awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	655	3,046	848	3,057
Outstanding awards with performance conditions not completed during the applicable period not included in dilutive share calculation	190	—	157	—
Outstanding awards excluded from dilutive share calculation due to anti-dilutive effect of a loss from continuing operations	5,000	—	—	—

8.	Commitments and Contingencies

The Company’s contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 due to the acquisition of the TaxACT business and signing of a new office lease on July 19, 2012. The Company’s contractual commitments are as follows for the remainder of 2012 as of September 30, 2012, and for the following years ending December 31 (in thousands):

	2012	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$497	$1,520	$1,149	$1,186	$1,222	$1,259	$3,649	$10,482
Less sublease income	(22)	(36)	—	—	—	—	—	(58)

Net lease payments required	475	1,484	1,149	1,186	$1,222	1,259	3,649	10,424
Purchase commitments	488	882	300	142	92	61	—	1,965
Debt commitments	—	4,750	9,500	13,062	14,250	32,934	—	74,496

Total	$963	$7,116	$10,949	$14,390	$15,564	$34,254	$3,649	$86,885

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

A portion of any excess cash flows, as the term is defined in the credit agreement, must be used to make a mandatory prepayment on the term loan within ninety days of June 30, 2013 and thereafter within 90 days of June 30th in succeeding years in the event that the leverage ratio is more than two-to-one on June 30th of that year. 2nd Story made a mandatory principal prepayment of $504,000 in the three months ended September 30, 2012 based upon excess cash flows. Amounts outstanding under the term loan may be prepaid without penalty. On February 10, 2012, 2nd Story repaid the $5 million outstanding under the revolving credit facility. On March 13, 2012 and May 1, 2012, 2nd Story prepaid $20 million, in two equal payments, of the balance outstanding under the term loan. The remaining amount of debt outstanding under the term loan as of September 30, 2012 was $74.5 million. The credit agreement covenants limit 2nd Story and its parent, TaxACT Holdings, from, in certain circumstances, incurring additional indebtedness, incurring liens, paying dividends to the Company, making capital expenditures over stipulated maximums, allowing the consolidated Total Leverage Ratio (as defined in the credit agreement) to exceed stipulated levels over the debt term, and allowing the Fixed Charge Coverage Ratio to be less than stipulated levels.

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

10.	Derivative Instruments and Hedging Activities

During the quarter ended September 30, 2012, the interest rate swap purchased by 2nd Story, as further described in Note 9, was intended to reduce the risk that the Company’s cash flows and earnings will be adversely affected by interest rate fluctuations. The Company recognizes derivative instruments as either assets or liabilities on its unaudited condensed consolidated balance sheets at fair value. The Company records changes in the fair value of the derivatives as gains or losses in the unaudited consolidated statements of comprehensive income in other loss (income), net, or to accumulated other comprehensive income in the unaudited consolidated balance sheets.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Balance sheet location	Fair value of derivative instruments
		As of September 30, 2012	As of December 31, 2011
Derivative liabilities
Derivative designated as a hedging instrument:
Interest rate contract (interest rate swap)	Current liabilities - derivative instruments	$459	$—
Derivative not designated as a hedging instrument:
Equity contract (the Warrant)	Current liabilities - derivative instruments	10,492	—

Total derivative liabilities		$10,951	$—

The derivative instrument in a hedging relationship had no effect on income for any and all periods presented.

The effect of the derivative instrument not designated as hedging instruments on income is summarized below (in thousands):

		Losses recognized in other loss, net
	Location	Three months ended September 30,		Nine months ended September 30,
Derivative not designated as hedging instrument		2012	2011	2012	2011
Equity contract (the Warrant)	Derivative instruments	$4,335	$—	$4,274	$—

11.	Income Taxes

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

The Company recorded income tax expense from continuing operations of $1.0 million and $14.0 million in the three and nine months ended September 30, 2012, respectively. The Company recorded income tax expense from continuing operations of $1.3 million and $4.9 million in the three and nine months ended September 30, 2011, respectively. In the three and nine months ended September 30, 2012, income tax expense differed from the taxes at the statutory rates primarily due to the non-deductible loss on the derivative and to non-deductible stock compensation. In the three and nine months ended September 30, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

During the quarter ended September 30, 2012, there were no material changes to the unrecognized tax benefits, the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized, the amount of interest and penalties recognized in connection with the unrecognized tax benefits, and the tax years that remain subject to examination. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three and nine months ended September 30, 2012 and 2011 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Search
Revenue	$91,408	$56,257	$248,511	$162,199
Cost of revenue	65,203	36,329	176,545	99,031
Operating expense	9,849	9,119	27,159	29,730

Search segment income	16,356	10,809	44,807	33,438
Search segment margin	18%	19%	18%	21%
Tax Preparation
Revenue	1,462	—	60,938	—
Cost of revenue	292	—	4,410	—
Operating expense	2,731	—	24,000	—

Tax Preparation segment income	(1,561)	—	32,528	—
Tax Preparation segment margin	(107)%	—	53%	—
Total Segment
Total segment revenue	92,870	$56,257	309,449	$162,199
Total segment cost of revenue	65,495	36,329	180,955	99,031
Total segment operating expenses	12,580	9,119	51,159	29,730

Total segment income	14,795	10,809	77,335	33,438
Total segment margin	16%	19%	25%	21%
Corporate
Operating expense	2,695	2,307	9,026	6,980
Stock-based compensation	2,195	3,049	10,923	6,420
Depreciation	988	1,115	2,895	3,942
Amortization of intangible assets	5,183	518	14,055	2,248
Other loss, net	5,196	456	7,681	274
Income tax expense	936	1,289	14,049	4,927
Loss from discontinued operations, net of tax	—	—	—	9,927

Total corporate	17,193	8,734	58,629	34,718

Net income (loss)	$(2,398)	$2,075	$18,706	$(1,280)

13.	Discontinued Operations

On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the unaudited condensed consolidated financial statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the three and nine months ended September 30, 2011 are presented below (in thousands):

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Revenue from discontinued operations	$—	$16,894

Loss from discontinued operations before taxes	$—	$(3,506)
Income tax benefit	—	$1,253

Loss from discontinued operations, net of taxes	$—	$(2,253)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$—	$(7,674)

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

In July 2012, the FASB issued an ASU to simplify how entities test indefinite-lived intangible assets for impairment to improve consistency in impairment testing requirements among long-lived asset categories. The ASU permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, this ASU eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The new guidance is effective for the Company beginning October 1, 2012. The Company does not expect the adoption of this ASU to materially impact its consolidated condensed financial statements.

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

Overview

Blucora owns and operates two primary businesses: the InfoSpace online search business and the TaxACT tax preparation software and online service business. The InfoSpace business is primarily a B2B service that provides search technology, aggregated search content, and monetization solutions to partner sites. InfoSpace also offers search services directly to consumers through its owned internet search properties. Blucora acquired the TaxACT tax preparation business on January 31, 2012. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary financial services. Following the acquisition of the TaxACT business, we determined that we have two reporting segments: Search and Tax Preparation.

Search

The majority of the Company’s revenues are generated by our Search segment. Our Search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The Search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The InfoSpace search business does not generate its own search content, but instead aggregates search content from a number of content providers. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search engine content providers to continually improve the user experience. Some of these content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as Search Customers.

Revenue from our Search segment is generated primarily as a result of end users of our services clicking on paid search results displayed on our own branded websites or those of our distribution partners. These paid search results are provided to us by our Search Customers. The Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with the partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks. Revenue from Google accounts for approximately 90% of our Search segment revenue for the three months ended September 30, 2012.

Tax Preparation

Our Tax Preparation segment generates its revenue through three primary methods: the sale of state and upgraded federal income tax preparation services and software to consumers and small businesses, the sale of ancillary services to consumers, and the sale of its professional edition income tax preparation software to professional tax preparers. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com and, as a highly seasonal business, almost all of that revenue is generated in the first four months of the calendar year. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to file his or her federal income taxes without paying for upgraded services. This free offer differentiates TaxACT’s offerings from many of its competitors who have limited free software and/or services offerings. The TaxACT business generates revenue from a percentage of these “free” users who choose to upgrade for a fee to the deluxe product and ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, taxpayer phone support, data archiving, a deferred payment option, a bank card product, and e-filing services for professional tax preparers. TaxACT is the generally accepted value player in the digital do it yourself space, offering comparable software and/or services at a lower cost to the end-user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the TaxACT business’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Use of Cash

As of September 30, 2012, we had $150.4 million in cash, cash equivalents, and short term investments. We may use these amounts in the future on investment in our current businesses, in acquiring new businesses or assets, or for repayment of debt. Such businesses or assets may not be related to search or tax preparation, and such acquisitions will result in us incurring further transaction related costs.

Overview of Third Quarter 2012 Operating Results

The following is an overview of our operating results for the third quarter 2012 compared to the third quarter 2011. A more detailed comparison of our operating results for these periods is included under the heading “Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the quarters ended September 30, 2012 and 2011 in total dollars (in thousands) and as a percentage of associated revenue are presented below:

	Three months ended September 30,
	2012		2011
Revenues	$92,870		$56,257

		% of total revenues		% of total revenues
Gross profit	$22,897	24.7%	$17,502	31.1%
Net income (loss)	$(2,398)	(2.6)%	$2,075	3.7%
Adjusted EBITDA(1)	$12,100	13.0%	$8,502	15.1%
Non-GAAP net income (1)	$10,421	11.2%	$6,845	12.2%

		% of search services revenue		% of search services revenue
Search Revenue:
Revenue from distribution partners		88%		81%
Revenue from existing distribution partners (launched prior to the then-current year)		75%		76%
Revenue from new distribution partners (launched during the then-current year)		13%		5%
Revenue from owned and operated properties		12%		19%
Tax Preparation Revenue:
Revenue	$1,462		$—

(1)	Adjusted EBITDA and Non-GAAP net income are non-GAAP measures, defined below in “Non-GAAP Financial Measures.”

The increase in our revenues is primarily due to the increase in our search services revenue for the third quarter 2012 as compared to the third quarter 2011. The increase in search services revenue was primarily due to an increase of revenue generated by our distribution partners. We generated 48% and 49% of our search services revenue through our top five distribution partners for the three months ended September 30, 2012 and 2011, respectively. The web properties of our top five distribution partners for the third quarter 2012 generated 49% of our search services revenue in the third quarter of 2011.

The net loss for the third quarter of 2012 is primarily due to a $4.3 million loss on the Warrant which is classified as a derivative instrument. The Warrant is recorded at its fair value each reporting period based upon several factors, including Blucora’s stock price. Gains and losses on the Warrant are non-deductible for tax purposes and may cause volatility in Blucora’s effective income tax rate, increasing it in periods when we record a loss on the Warrant and decreasing it when we record a gain on the Warrant. See “Note 4: Fair Value Measures,” “Note 6: Stock-Based Compensation,” and “Note 10: Derivative Instruments and Heading Activities” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this report for further information.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Business Segment Results

The following information presents the results of operations of our two reporting segments. Segment expenses do not include certain costs such as certain general, administrative, and overhead costs, stock-based compensation, depreciation, amortization of intangible assets, other loss, net, income tax expense, or results from discontinued operations to the reportable segments.

Search

Search segment results are as follows (in thousands):

	Three months ended September 30,		Change from 2011	Nine months ended September 30,		Change from 2011
	2012	2011		2012	2011
Revenue	$91,408	$56,257	$35,151	$248,511	$162,199	$86,312
Cost of revenue	65,203	36,329	28,874	176,545	99,031	77,514
Operating expense	9,849	9,119	730	27,159	29,730	(2,571)

Segment income	$16,356	$10,809	$5,547	$44,807	$33,438	$11,369

Segment margin	17.9%	19.2%		18.0%	20.6%

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

In recent periods we experienced an overall growth in our revenue generated from our distribution partners, both existing and new, highlighted by a $35.3 million (78%) increase in revenue from distribution partners for the third quarter 2012 as compared to the third quarter 2011, and a $93.3 million (74%) increase in revenue for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Additionally, revenue from new distribution partners (launched during the current year) increased by $9.1 million and $15.5 million for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. While we expect to continue year-over-year growth, it will be challenging to maintain the recent growth rates and therefore we expect slowing over the near-term. Conversely, we have experienced an overall decline in revenue generated through our owned and operated properties. This trend is primarily a result of the expected user attrition of our metasearch installed application base from our 2010 acquisition of Make the Web Better, resulting in fewer paid clicks from these sites, and a decrease in revenue from our metasearch engine sites, partially offset in recent periods by an increase in revenue generated through our online direct marketing initiatives.

We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent the dominant majority of our search services revenue for the foreseeable future. Our owned and operated metasearch services are affected by seasonal fluctuations in Internet usage, which generally decline in the summer months, although revenue from these sites makes up a proportionally smaller portion of our revenue, so seasonal impacts have become less meaningful, and are expected to become a smaller portion over time.

The search segment’s cost of revenue primarily consists of amounts paid under our revenue sharing arrangements with our distribution partners and usage-based content fees. The increase in cost of revenue for the third quarter 2012 as compared to the third quarter 2011 and for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is primarily due to an increase in the revenue generated from our distribution partners’ web properties, with the resulting increase in shared revenue.

The search segments cost of revenue will increase if search services revenue generated through our distribution partners’ web properties increases at a greater rate than revenue generated through our owned and operated web properties. In addition, cost of revenue from distribution can be impacted by the mix of revenue generated by distribution partners. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be an increasing majority of our search services revenue.

The increase in search segment operating expense for the third quarter 2012 as compared to the third quarter 2011 was primarily due to an increase in spending on our online direct marketing initiatives. The decrease in search segment operating expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is primarily due to a decrease in spending on our online direct marketing initiatives.

Tax Preparation

Tax Preparation segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$1,462	$—	$60,938	$—
Cost of revenue	292	—	4,410	—
Operating expense	2,731	—	24,000	—

Segment income (loss)	$(1,561)	$—	$32,528	$—

Segment margin	(106.8)%	—	53.4%	—

The Tax Preparation segment is new this year due to the acquisition of the TaxACT business on January 31, 2012. Unless otherwise indicated, the year-to-date figures in this quarterly report reflect the results from the date of the acquisition through September 30, 2012.

The Tax Preparation segment is highly seasonal; almost all of its annual revenue is generated in the first four months of the calendar year, as are the majority of the variable costs related to such revenue, such as payment processing fees, royalties, and advertising and marketing expenses. As a result, revenue declined in the third quarter and will further decline in the fourth quarters, while fixed costs remain relatively constant.

The Tax Preparation segment cost of revenue primarily consists of royalties, payment processing fees for customer transactions, and bank service fees. Operating expenses for the tax preparation segment consists primarily of personnel related costs and marketing expenses.

Consolidated Results

Cost of sales. Cost of sales consists of the Search and Tax Preparation segments’ cost of revenue, amortization of acquired intangible assets, and certain costs associated with customer service and the operation of the data centers that serve our businesses, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and depreciation. Cost of sales in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 2012 and 2011 are presented below:

	Three months ended September 30,		Change from 2011	Nine months ended September 30,		Change from 2011
	2012	2011		2012	2011
Search segment cost of revenue	$65,203	$36,329	$28,874	$176,545	$99,031	$77,514
Tax Preparation segment cost of revenue	292	—	292	4,410	—	4,410
Amortization of acquired intangible assets	2,014	518	1,496	5,605	2,248	3,357
Data center operations	1,853	1,231	622	5,588	4,242	1,346
Depreciation	428	640	(212)	1,268	2,253	(985)
Other	183	37	146	331	234	97

Total cost of sales	$69,973	$38,755	$31,218	$193,747	$108,008	$85,739

Percentage of revenues	75.3%	68.9%		62.6%	66.6%

The dollar increase for expenses not related to segment costs of sales for the third quarter 2012 as compared to the third quarter ended 2011 was primarily attributable to an increase in amortization of acquired intangible assets primarily attributable to TaxACT assets acquired and an increase of $518,000 in personnel costs in data center operations, which was primarily attributable to TaxACT operations.

The dollar increase for expenses not related to segment costs of sales for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to an increase in amortization of acquired intangible assets primarily attributable to TaxACT assets acquired, an increase of $711,000 in personnel costs in data center operations and an increase of $578,000 in contractor expenses, which were both primarily attributable to TaxACT operations. These increases were partially offset by the decrease in depreciation expense relating to data center equipment reaching the end of its estimated useful life in 2011.

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three month ended September 30,		Change from 2011	Nine month ended September 30,		Change from 2011
	2012	2011		2012	2011
Engineering and technology expenses	$2,410	$1,806	$604	$7,431	$5,254	$2,177
Percentage of revenues	2.6%	3.2%		2.4%	3.2%

The dollar increase for the third quarter 2012 as compared to the third quarter ended 2011 was primarily attributable to an increase of $625,000 in personnel costs, which was primarily attributable to TaxACT operations.

The dollar increase for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to an increase of $2.6 million in personnel costs, which was primarily attributable to TaxACT operations.

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our tax preparation business (which includes the following channels: television, radio, online banner ads, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three month ended September 30,		Change from 2011	Nine month ended September 30,		Change from 2011
	2012	2011		2012	2011
Sales and marketing expenses	$7,741	$4,888	$2,853	$36,053	$16,757	$19,296
Percentage of revenues	8.3%	8.7%		11.7%	10.3%

The dollar increase for the third quarter 2012 as compared to the third quarter 2011 was primarily attributable to an increase in personnel costs of $1.4 million, which was primarily attributable to TaxACT operations, as well as an increase of $1.3 million in advertising costs, primarily due to an increase in advertising expense associated with our search direct marketing initiatives.

The dollar increase for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to an increase of $15.6 million in advertising costs, primarily due to the TaxACT business’s marketing costs, partially offset by an decrease in advertising expense associated with our search direct marketing initiatives as well as an increase in personnel costs of $3.1 million, which was primarily attributable to TaxACT operations. The increase in personnel costs included an increase of $560,000 related to stock compensation primarily related to options and RSUs issued to 2nd Story employees, as an incentive for future services, at date of acquisition.

General and administrative expenses. General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, insurance expenses, and certain legal settlements. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2012 and 2011are presented below:

	Three month ended September 30,		Change from 2011	Nine month ended September 30,		Change from 2011
	2012	2011		2012	2011
General and administrative expenses	$5,283	$6,513	$(1,230)	$21,705	$16,643	$5,062
Percentage of revenues	5.7%	11.6%		7.0%	10.3%

The dollar decrease for the third quarter 2012 as compared to the third quarter 2011 was primarily attributable to a $1.9 million decrease in the stock-based compensation related to the Warrant, partially offset by a $936,000 increase in personnel costs primarily attributable to TaxACT operations.

The dollar increase for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to an increase of $3.3 million in stock-based compensation related to the modification of the Warrant and the vesting of non-employee stock options due to the acquisition of the TaxACT business (for further detail, see “Note 6: Stock-Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), an increase in personnel costs of $928,000, which was primarily attributable to TaxACT operations, and an increase in professional service fees of $543,000.

Depreciation and amortization of intangible assets. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements not recognized in cost of sales. Amortization of definite-lived intangible assets represents the amortization of customer relationships, which are amortized over their estimated lives of eight years. Depreciation and amortization of intangible assets in total dollars (in thousands) and as a percentage of total revenues for the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three months ended September 30,		Change from 2011	Nine months ended September 30,		Change from 2011
	2012	2011		2012	2011
Depreciation	$560	$475	$85	$1,627	$1,689	$(62)
Amortization of intangible assets	3,169	—	3,169	8,450	—	8,450

Total depreciation and amortization of intangible assets	$3,729	$475	$3,254	$10,077	$1,689	$8,388

Percentage of revenues	4.0%	0.8%		3.3%	1.0%

The dollar increase in amortization of intangible assets for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is due to the amortization of intangible assets acquired as a result of the TaxACT acquisition. Assuming that we do not acquire businesses or intangible assets in the future, we expect that amortization of intangible assets will be $5.1 million for the remainder of 2012, of which approximately $2.0 million will be recognized in cost of sales.

Other loss, net. Other loss, net for the three and nine months ended September 30, 2012 and 2011 is presented below (in thousands):

	Three months ended September 30,		Change from 2011	Nine months ended September 30,		Change from 2011
	2012	2011		2012	2011
Interest income	$(18)	(94)	$76	$(79)	(284)	$205
Interest expense	794	—	794	2,647	—	2,647
Amortization of debt issuance costs	83	—	83	746	—	746
Accretion of debt discount	34	—	34	294	—	294
Gain on contingency resolution	—	—	—	—	(1,500)	1,500
Increase in fair value of earn-out contingent liability	—	500	(500)	—	2,000	(2,000)
Loss on derivative	4,335	—	4,335	4,274	—	4,274
Other	(32)	50	(82)	(201)	58	(259)

Other loss, net	$5,196	$456	$4,740	$7,681	$274	$7,407

In the nine months ended September 30, 2012, we recorded in other loss, net, interest payments and amortization of debt origination costs related to the $105 million credit facility entered into by 2nd Story to finance the acquisition of the TaxACT business (for further detail, see “Note 9: Debt” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). In addition, in the three and nine months ended September 30, 2012, we recorded a loss on the increase of the fair value of the Warrant outstanding, which we classified as a derivative instrument subsequent to its modification triggered on the date of the acquisition of the TaxACT business (for further detail, see “Note 6: Stock-based compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

Income tax expense. We recorded income tax expense of $1.0 million and $14.0 million in the three and nine months ended September 30, 2012, respectively. We recorded income tax expense of $1.3 million and $4.9 million in the three and nine months ended September 30, 2011, respectively. In the three and nine months ended September 30, 2012, income tax expense differed from the taxes at the statutory rates primarily due to the non-deductible loss on the derivative and to non-deductible stock compensation. In the three and nine months ended September 30, 2011, income tax expense did not significantly differ from the taxes at the statutory rates.

Discontinued operations. On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected in the unaudited condensed consolidated financial statements as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the three and nine months ended September 30, 2011 are presented below (in thousands):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenue from discontinued operations	$—	$16,894

Loss from discontinued operations before taxes	$—	$(3,506)
Income tax benefit	—	1,253

Loss from discontinued operations, net of taxes	$—	$(2,253)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$—	$(7,674)

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation expense, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss, net (which includes such items as interest expense, interest income, foreign currency gains or losses, and gains or losses from the disposal of assets, adjustments to the fair values of contingent liabilities related to business combinations, and gains on resolution of contingencies).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding Blucora’s performance by excluding certain expenses and gains that we believe are not indicative of our operating results. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the three and nine months ended September 30, 2012 and 2011 below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,398)	$2,075	$18,706	$(1,280)
Loss from discontinued operations	—	—	—	9,927
Depreciation and amortization of intangible assets	6,171	1,633	16,950	6,190
Stock-based compensation	2,195	3,049	10,923	6,420
Other loss, net	5,196	456	7,681	274
Income tax expense	936	1,289	14,049	4,927

Adjusted EBITDA	$12,100	$8,502	$68,309	$26,458

We define non-GAAP net income as net income (loss), determined in accordance with GAAP, excluding the effects of loss from discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), stock-based compensation expense, amortization of acquired intangible assets, gain or loss on derivatives, the cash tax impact of those adjustments, and non-cash income taxes from continuing operations, as detailed in the accompanying table to the preliminary condensed consolidated financial statements (unaudited). Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire in 2020 if unutilized.

We believe that non-GAAP net income and non-GAAP earnings per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP earnings per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and therefore our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the three and nine months ended September 30, 2012 and 2011 below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,398)	$2,075	$18,706	$(1,280)
Loss from discontinued operations	—	—	—	9,927

Income (loss) from continuing operations	(2,398)	2,075	18,706	8,647
Stock-based compensation	2,195	3,049	10,923	6,420
Amortization of acquired intangible assets	5,183	518	14,055	2,248
Loss on derivatives	4,335	—	4,274	—
Cash tax impact of adjustments to GAAP net income	(15)	(18)	(102)	(60)
Non-cash income tax expense from continuing operations	1,121	1,221	12,899	4,613

Non-GAAP net income	$10,421	$6,845	$60,755	$21,868

Per share amounts:
Income (loss) from continuing operations - diluted	$(0.06)	$0.05	$0.45	$0.23
Stock-based compensation – diluted	0.05	0.08	0.27	0.16
Amortization of acquired intangible assets – diluted	0.12	0.01	0.34	0.06
Loss on derivatives - diluted	0.11	—	0.10	—
Cash tax impact of adjustments to GAAP net income - diluted	(0.00)	(0.00)	(0.00)	(0.00)
Non-cash income tax expense per share - diluted	0.03	0.03	0.31	0.12

Non-GAAP earnings per share - diluted	$0.25	$0.17	$1.47	$0.57

Weighted average shares outstanding used in computing diluted non-GAAP income per share and its components	42,048	39,158	41,425	38,131

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of September 30, 2012, we had cash and marketable investments of $150.4 million, consisting of cash and cash equivalents of $96.4 million and available-for-sale short-term investments of $54.0 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, and municipal bonds. All of our financial instrument investments held at September 30, 2012 have minimal default risk and short-term maturities.

On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of borrowings under a $105 million credit facility (of which $100 million was drawn). The credit facility is secured by the TaxACT business’s operations and the equity of 2nd Story Software, Inc. The terms of the credit facility allow us to repay amounts owed before its term is complete, and during the nine months ended September 30, 2012, we repaid $25.5 million outstanding under the credit facility, including all of the amounts owed under the revolving credit facility portion of the debt. Although we do not currently anticipate drawing on the revolving credit facility in the future, all $10 million of that revolving credit facility is available for future use. The terms of the credit facility required us to hedge a portion of the interest rate risk associated with the amounts outstanding under the term loan, and that requirement was met on May 1, 2012 (for further detail, see “Note 9: Debt” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to search or tax preparation. We may use a portion of our cash for dividends or for common stock repurchases.

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

Contractual Obligations and Commitments

Our contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 due to the acquisition of the TaxACT business and signing of a new office lease on July 19, 2012. Our contractual commitments are as follows for the remainder of 2012 as of September 30, 2012, and for the following years ending December 31 (in thousands):

	2012	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$497	$1,520	$1,149	$1,186	$1,222	$1,259	$3,649	$10,482
Less sublease income	(22)	(36)	—	—	—	—	—	(58)

Net lease payments required	475	1,484	1,149	1,186	$1,222	1,259	3,649	10,424
Purchase commitments	488	882	300	142	92	61	—	1,965
Debt commitments	—	4,750	9,500	13,062	14,250	32,934	—	74,496

Total	$963	$7,116	$10,949	$14,390	$15,564	$34,254	$3,649	$86,885

Debt commitments: Our debt commitments consist of the minimum scheduled loan payments related to the credit facility that 2nd Story entered into to help finance the acquisition of the TaxACT business. We may repay the amounts outstanding under the credit facility before its term is complete, depending on the cash generated by the TaxACT business’s operations.

Cash Flows

Our net cash flows were comprised of the following for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$38,960	$13,056
Net cash used by investing activities	(124,011)	(123,734)
Net cash provided by financing activities	99,561	21,632
Net cash used by discontinued operations	—	(6,794)

Net increase (decrease) in cash and cash equivalents	$14,510	$(95,840)

Net cash provided by operating activities. Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $39.0 million for the nine months ended September 30, 2012, consisting of our net income of $18.7 million, adjustments to net income not affecting cash to determine cash flows used by operating activities of a $4.6 million (primarily consisting of depreciation and amortization of intangible assets, stock-based compensation expense, warrant-related stock-based compensation expense, amortization of debt-related items, and a loss on a derivative instrument, partially offset by the tax benefit from stock-based award activity in financing activities and deferred income taxes), and changes in our operating assets and liabilities of $19.6 million (primarily consisting of increases in accrued expenses and other current and long-term liabilities and decreases in prepaid expenses and other current assets and other receivables). These increases were partially offset by cash used by changes in our operating assets and liabilities of $3.9 million (primarily consisting of a decrease in accounts payable and increases in accounts receivable and deferred tax assets and other long-term assets).

Net cash provided by operating activities was $13.1 million for the nine months ended September 30, 2011, consisting of our net loss of $1.3 million, non-cash charges of $24.8 million (primarily consisting of a loss on discontinued operations and the loss on the sale of discontinued operations, stock-based compensation expense, including stock-based compensation related to warrants, depreciation, and earn-out contingent liability adjustments), and changes in our operating assets and liabilities of $6.8 million (primarily consisting of increases in accounts payable and a decrease in prepaid expenses and other current assets). These increases were offset by cash provided by changes in our operating assets and liabilities of $15.8 million (primarily consisting of decreases in accrued expenses and other current and long-term liabilities and increases in accounts receivable and other receivables) and the resolution of a contingent liability of $1.5 million.

Net cash used by investing activities. Net cash used by investing activities primarily consists of business acquisitions, transactions related to our marketable investments and purchases of property and equipment.

Net cash used by investing activities was $124.0 million for the nine months ended September 30, 2012, primarily consisting of $279.4 million in business acquisitions, net of cash acquired and purchases of investments of $59.1 million. Partially offsetting cash used by investing activities were proceeds of $184.9 million from the sales of marketable investments and $32.1 million from the maturities of our marketable investments.

Net cash used by investing activities was $123.7 million for the nine months ended September 30, 2011, primarily consisting of purchases of $204.8 million of marketable investments and purchases of property and equipment of $2.5 million. Partially offsetting cash used by investing activities were proceeds of $83.1 million from the maturities of our marketable investments.

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

Net cash provided by financing activities totaled $99.6 million for the nine months ended September 30, 2012 and primarily consisted of loan proceeds of $99.0 million, less debt issuance costs of $2.3 million, proceeds of $20.9 million from excess tax benefits from stock-based award activity, primarily due to utilizing equity net operating loss carryforwards from prior years, and $8.4 million from the exercise of options and the issuance of stock through our employee stock purchase plan. Partially offsetting cash provided by financing activities were cash payments of $25.5 million for the repayment of debt under the credit facility entered into to help finance the acquisition of the TaxACT business, and $934,000 in tax payments from shares withheld upon vesting of restricted stock units.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the quarter ended September 30, 2012 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of changes described below related to the acquisition of the TaxACT business.

Tax Preparation Revenue Recognition

We derive revenue from the sale of tax preparation online services, ancillary service offerings, tax preparation packaged software products, and multiple elements arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, and e-filing services. These revenues are recorded in the Tax Preparation segment. We recognize revenue for the Tax Preparation segment when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have an impact on the timing and amount of revenue that we recognize.

Our service revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. We recognize revenue from these services as the services are performed and the four revenue recognition criteria described above are met.

We recognize revenue from the sale of our package software products when legal title transfers. This is generally when our customers download products from the Web or when the products ship.

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customers deducted from their refunds. Revenue for this fee is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon cash receipt.

For products and/or services that consist of multiple elements, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE of fair value if available, third-party evidence of fair value if VSOE is not available, and estimated selling price if neither VSOE nor third-party evidence is available; and (3) allocate the total price among the various elements based on the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element.

VSOE generally exists when we sell the deliverable separately and we are normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain limited instances VSOE cannot be established. This may be because we infrequently sell each element separately, or have a limited sales history. When VSOE cannot be established we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish a selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell a product or service if it were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and recognize the allocated consideration for each element when we ship the products or perform the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

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

In July 2012, the FASB issued an ASU to simplify how entities test indefinite-lived intangible assets for impairment to improve consistency in impairment testing requirements among long-lived asset categories. The ASU permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, this ASU eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. This ASU is effective for us in the fiscal years beginning after September 15, 2012, with early adoption permitted. The new guidance is effective for us beginning October 1, 2012. We do not expect the adoption of this ASU to materially impact our consolidated condensed financial statements.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2012 have not changed significantly from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

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

Further, third parties have introduced and can be expected to continue to introduce new or updated technologies, applications, and policies that may interfere with the ability of users of search services provided directly by us or by our search distribution partners to access or utilize those services generally. For example third parties continue to introduce technologies and applications (including new and enhanced web browsers) that prevent users from downloading toolbars provided by some of our search partners and/or have features and policies that interfere with the functionality of search boxes embedded within toolbars and the maintenance of home page and other settings previously selected by users.

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

The successful integration of newly-acquired or developed businesses or technologies, including TaxACT and any future acquisitions, into Blucora is critical for our success. If we are successful in identifying and acquiring targets, those targets may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience. In addition, any acquisitions or developments of businesses or technologies may not prove successful. In the past, we have experienced negative financial results as the result of impairment charges of goodwill and other intangible assets related to certain acquisitions.

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

The trading price of our common stock has been highly volatile. Between October 1, 2010 and September 30, 2012, our stock price ranged from $7.63 to $18.25. On October 26, 2012, the closing price of our common stock was $17.41. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this report and the following:

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

•	the mix of revenues generated by our Search business versus our Tax Preparation business or other businesses we develop or acquire;

•	our ability to attract and retain quality traffic for our search services;

•	gains or losses driven by mark to market fair value accounting;

•	litigation expenses and settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	the effects of acquisitions by us, our Search Customers, or our distribution partners;

•	additional restructuring charges we may incur in the future;

•	the continuing impact of the economic downturn, which has in the past led to, and may in the future lead to, lower online advertising revenue from advertisers;

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

We incurred debt as part of our acquisition of the TaxACT business, and we may incur other debt in the future, which may adversely affect our financial condition and future financial results.

Our subsidiary, 2nd Story, operator of the TaxACT business, incurred debt as part of our acquisition of that business, of which $74.5 million remains outstanding. This debt is non-recourse debt that is guaranteed by Blucora’s subsidiary, and 2nd Story’s direct parent, TaxACT Holdings. This debt may adversely affect our financial condition and future financial results by, among other things:

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

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal the bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain limited transfer restrictions in our charter on our common stock designed to preserve our federal net operating loss carryforwards (“NOLs”).

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

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 90% of our total Company revenues in the third quarter of 2012. Yahoo! remains an important partner and contributes to our value proposition as a meta search provider, but over the past several years, Yahoo!’s percentage or our revenue has declined, and we expect this trend to continue. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our search operations, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2011, 79% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 47% and 49% of our total Company revenues through relationships with our top five distribution partners in the third quarter of 2012 and the third quarter of 2011, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

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

Additionally, as our business evolves, we expect that the guidelines of Google and Yahoo!, as well as the parties’ interpretations of compliance, breach, and sufficient justification for suspension of use of content will change. Both Yahoo! and Google occasionally change their guidelines and requirements, both as part of our renegotiation of our agreements with them and generally as they manage their networks of distribution partners. These changes in the guidelines and any changes in the parties’ interpretations of those guidelines may result in restrictions on our use of the Google and Yahoo! search services, and may require us to terminate our agreement with distribution partners or forego entering into agreements with distribution partners. The loss or reduction of content that we can use or make available to our distribution partners as a result of suspension, termination, or modification of distribution or Search Customer agreements, particularly our Google and Yahoo! agreements, could have a material adverse effect on our business and financial results.

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

The tax preparation industry is heavily regulated at the state and federal level, and is frequently subject to significant new and revised laws and regulations. The application of these laws and regulations to our businesses is often unclear and compliance with these regulations may involve significant costs or require changes to our business practices. Any changes to our business practices that result from a change to laws or regulations, or from any change in the interpretation of a law or regulation (for example due to a court ruling or an administrative ruling or interpretation) may result in a negative impact on our operating results. We are also required to comply with a variety of IRS and state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in these requirements, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.

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

Changes in the way that the state and federal governments structure their taxation regimes may affect our results. The introduction of a simplified or flattened taxation structure may make our services less necessary or attractive to individual filers. We also face risk from the possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures cause us to lose market share, our results may suffer.

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

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Dated: November 1, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012.	8-K	August 13, 2012	3.1

3.2	Certificate of Elimination for the Series C Preferred Stock, as filed with the Secretary of the State of Delaware on August 10, 2012.	8-K	August 13, 2012	3.2

10.1*	Addendum to Blucora, Inc. 2012 Executive Bonus Plan dated July 31, 2012.				X

10.2	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012.				X

10.3	First Amendment to Credit Agreement among 2nd Story Software, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and RBS Citizens, N.A., as administrative agent and a lender, BMO Harris Financing, Inc., Silicon Valley Bank, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated as of September 24, 2012.				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.