Form 10-K
period 2012-12-31
BLUCORA, INC.
filed 2013-03-08
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-25131

BLUCORA, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10900 NE 8th Street, Suite 800, Bellevue, Washington 98004

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:

(425) 201-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2012, based upon the closing price of Common Stock on June 30, 2012 as reported on the NASDAQ Global Select Market, was $470.4 million. Common Stock held by each officer and director has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2013, 40,969,769 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects, and those of the Internet search and tax preparation industries generally, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors” and elsewhere in this report. You should not rely on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statement to reflect new information, events, or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1.	Business

Overview

Blucora, Inc.’s (“Blucora’s” or “our”) operations consist primarily of two businesses: an internet search business and an online tax preparation business. Our search business, InfoSpace, consists primarily of a B2B offering that provides our search technology, aggregated content, and services to our distribution partners. Our search business also offers search services directly to consumers through our own internet search properties. Our tax preparation business consists of the operations of the TaxACT tax preparation online service and software business that we acquired on January 31, 2012.

Our InfoSpace search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The search business does not generate its own search content, but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content. We refer to those providers as Search Customers.

On January 31, 2012, we acquired TaxACT Holdings, Inc. (“TaxACT Holdings”) and its wholly-owned subsidiary, 2nd Story Software, Inc. (“2nd Story”), which operates the TaxACT tax preparation online service and software business. Our TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The majority of our TaxACT business’s revenue is generated by the online service at www.taxact.com.

We are currently focused on the following areas:

•	improving the search services offered to our end users and to our distribution partners and through our owned and operated properties;

•	maintaining our current distribution partners and adding new distribution partners for our search services;

•	enhancements to the customer experience for our tax preparation services and products, including expanding our product offerings; and

•	retaining current tax preparation customers and attracting new ones.

Additionally, an important component of our strategy for future growth is to acquire technology and internet businesses. In the ordinary course of business, we are continuously engaged in various stages of diligence, discussion, and negotiation with regard to acquisition targets, including companies and assets that complement our search and tax preparation businesses, as well as companies and assets that are unrelated to our existing businesses. Potential acquisitions may be material to our business, financial condition, and results of operations.

As a result of the acquisition of our TaxACT business, we have determined that we have two reporting segments: Search and Tax Preparation. Our Search segment is the InfoSpace business and our Tax Preparation segment is the TaxACT business. Unless the context indicates otherwise, we use the term “search” to represent search services and we use the term “tax preparation” to represent services and products sold through the TaxACT business (see “Note 14: Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report).

We were founded in 1996 and are incorporated in the state of Delaware. We changed our name from InfoSpace, Inc. to Blucora, Inc. in June 2012. Our principal corporate office is located in Bellevue, Washington. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”

Search Revenue Sources

Our search revenue is primarily derived from search content providers who provide paid search links for display as part of our search services. From these content providers, whom we refer to as our Search Customers, we license rights to certain search products and services, including both non-paid and paid search links. We receive revenues from our Search Customers when an end user of our web search services clicks on a paid search link that is provided by that Search Customer and displayed on one of our owned and operated web properties or displayed on the web property of one of our search distribution partners. Revenues are recognized in the period in which such paid clicks occur and are based on the amounts earned and remitted to us by our Search Customers for such clicks. We derive a significant portion of our revenue from Google and we expect this concentration to continue in the foreseeable future. Google accounted for 77% of our total revenues in 2012. If Google reduces or eliminates the services it provides to us or our distribution partners, or if Google is unwilling to pay us amounts they owe us, it could materially harm our business and financial results.

Our main Search Customer agreements are with Google and Yahoo!. Our agreement with Yahoo! runs through December 31, 2013 and our agreement with Google runs through March 31, 2014. Both Google and Yahoo! have requirements and guidelines regarding, and reserve certain rights of approval over, the use and distribution of their respective search products and services. Both Google and Yahoo! may modify certain requirements and guidelines of their agreements with us at their discretion, and even when unmodified, we occasionally disagree with our Search Customers on interpretations of these requirements and guidelines. If Google or Yahoo! believe that we or our search distribution partners have failed to meet the requirements and guidelines or the Search Customer agreements, they may suspend or terminate our or our distribution partners’ use and distribution of their search products and services, with or without notice, and in the event of certain violations, may terminate their agreements with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines.

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

Our partners for distribution of our online search services include software application providers, web portals, and internet service providers. Our largest distribution partners constitute a significant percentage of our search revenue. In 2012, our top five distribution partners for the year were responsible for 47% of our online search revenues, and this percentage was 47% in 2011 and 35% in 2010. Our agreements with many of our distribution partners come up for renewal in 2013, and we plan to negotiate renewals for many of these agreements. In addition, our agreements with some of our distribution partners are not exclusive, meaning that they have the right to shift some or all of the search traffic that they send to us to our competitors. Our distribution partners also have the right to terminate their agreements immediately in the event of certain breaches. We anticipate that our content and distribution costs for our relationships with our distribution partners will increase as revenues grow, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms. We also face competition from our Search Customers seeking to enter into content provider agreements directly with our existing or potential distribution partners, making it increasingly difficult for us to renew agreements with existing major distribution partners or to enter into distribution agreements with new partners on favorable terms.

For additional information on our search services and revenue, see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.

Tax Preparation Revenue Sources

Our Tax Preparation segment generates revenue primarily in three ways: the sale of state and upgraded federal online income tax preparation services and software to consumers and small businesses, the sale of ancillary services to consumers, and the sale of its professional edition income tax preparation software to professional tax preparers. The majority of our Tax Preparation revenue is generated by the online service at www.taxact.com and, as a highly seasonal business, almost all of that revenue is generated in the first four months of the calendar year. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to e-file his or her federal income return without paying for upgraded services, and may do so for every form that the IRS allows to be e-filed. This free offer differentiates TaxACT’s offerings from many of its competitors who limit their free software and/or services offerings to certain categories of customers or certain forms. The TaxACT business generates revenue from a percentage of these “free” users who choose to upgrade for a fee to the deluxe product, which includes additional support and tools, and ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, taxpayer phone support, data archiving, a deferred payment option, a bank card product, and e-filing services for professional tax preparers. TaxACT is the recognized value player in the digital do it yourself space, offering comparable software and/or services at a lower cost to the end-user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the TaxACT business’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Research and Development

We believe that our technology is essential to expand and enhance our products and services and maintain their attractiveness and competitiveness. Research and development expenses were $6.1 million in 2012, $4.1 million in 2011, and $6.0 million in 2010. These amounts exclude any amounts spent by the TaxACT business on research and development prior to our acquisition of that business in January 2012.

Intellectual Property

Our success depends significantly upon our technology and intellectual property rights. To protect our rights and the value of our corporate brands and reputation, we rely on a combination of domain name registrations, confidentiality agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, patents, trademarks, and trade secrets. We generally require employees and contractors to execute confidentiality and non-use agreements that prohibit the unauthorized disclosure and use of our confidential and proprietary information and, if applicable, that transfer to us any rights they may have in inventions and discoveries, including but not limited to trade secrets, copyrightable works, or patentable technologies that they may develop while employed or engaged by us. In addition, prior to entering into discussions with third parties regarding our business and technologies, we generally require that such parties enter into confidentiality and non-use agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements with distribution partners provides that we retain ownership of our intellectual property in our technologies and requires them to display our intellectual property ownership notices, as appropriate.

We hold multiple active trademark registrations in the United States and in various foreign countries, including some related to our TaxACT business. We also have applied for registration of certain additional trademarks in the United States and in other countries, and will seek to register additional marks, as appropriate. We may not be successful in obtaining registration for these trademark applications or in maintaining the registration of existing marks. In addition, if we are unable to acquire and/or maintain domain names associated with those trademarks (for example, www.taxact.com, www.dogpile.com, www.webcrawler.com, www.metacrawler.com, and www.infospace.com), the value of our trademarks may be diminished.

We hold 8 U.S. patents relating to online search, online advertisements, and location services, among others. We believe that the duration of the applicable patents is adequate relative to the expected lives of their impact on our services. We may initiate additional patent application activity in the future, but any such applications may not be issued, and, if issued, may be challenged or invalidated by third parties. In addition, issued patents may not provide us with any competitive advantages.

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

In the online search market, we face competition for various elements of our search business from multiple sources, including our Search Customers. In particular, Google, Yahoo!, and Bing (Microsoft) collectively control a significant majority of the consumer-facing online search market serviced by our owned and operated sites and those of our distribution partners. Each of these three companies provides search results to our search services in addition to competing for internet users. Our distribution partners also compete with us for internet users. We also compete with our Search Customers and other content providers for contracts with new and existing distribution partners. We believe that the primary competitive factors in the market for online search services are:

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

Our TaxACT business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block’s products and services. Our TaxACT business must also compete with alternate methods of tax preparation, including “pencil and paper” do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our TaxACT business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. We believe that the primary competitive factors in the market for tax preparation software and services are:

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

Seasonality

Revenue from our tax preparation online service and software is highly seasonal, with the significant majority of its annual revenue earned in the first four months of our fiscal year. Our owned and operated search services are affected by seasonal fluctuations in internet usage, which generally decline in the summer months. However, these seasonal impacts have become less meaningful over time as revenue from these owned and operated services have constituted a smaller portion of our revenue.

Employees

As of March 1, 2013, we had 225 full-time employees. None of our employees are represented by a labor union and we consider employee relations to be positive. There is significant competition for qualified personnel in our industry, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Acquisitions and Dispositions

As noted above, on January 31, 2012, we acquired the TaxACT tax preparation business. On April 1, 2010, we purchased assets from Make the Web Better consisting of web properties and licenses for content and technology. On May 10, 2010, we purchased the Mercantila e-commerce business, which we later sold on June 22, 2011. For further detail on our acquisition and disposition of these businesses, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, of Part II of this report.

Company Internet Site and Availability of SEC Filings

Our corporate website is located at www.blucora.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those filings and other reports filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Our SEC filings, as well as our Code of Conduct and Ethics and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A.	Risk Factors

RISKS COMMON TO BOTH OF OUR BUSINESSES

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.

The online service and software industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in both the Search and Tax Preparation segments offer new and enhanced products and services every year, and customer expectations change as a result. We must successfully innovate and develop new products and features to meet changing customer needs and expectations. We will need to devote significant resources to continue to develop our skills, tools, and capabilities to capitalize on existing and emerging technologies. Our inability to successfully introduce new and enhanced products and services on a timely basis could harm our business and financial results.

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

Our website and transaction management software, data center systems, or the systems of third-party co-location facilities and cloud service providers could fail or become unavailable, which could harm our reputation and result in a loss of revenues and current or potential customers.

Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could reduce our revenue and impair our ability to properly process transactions. We use internally developed and third-party systems, including cloud computing and storage systems, for our online services and certain aspects of transaction processing. Some of our systems are relatively new and untested, and thus may be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information.

Our data centers could be susceptible to damage or disruption, which could have a material adverse effect on our business. We provide our own data center services for our Search business from two geographically diverse third-party co-location facilities. Although the two data centers provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business has a disaster recovery center which we built in late 2012 and have tested, but if the primary data center fails and the disaster recovery center fails to fully restore the failed environments, our TaxACT business will suffer, particularly if such interruption occurs during the “tax season.”

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

If the volume of traffic to our infrastructure increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party co-location facility providers and cloud service providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints that may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our services or we fail to adequately expand and upgrade our systems and infrastructure to accommodate these increases.

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

We are subject to laws, regulations, and industry rules, relating to the collection, use, and security of user data. We expect regulation in this area to increase. As a result of such new regulation, our current data protection policies and practices may not be sufficient and may require modification. New regulations may also impose burdens that may require notification to customers or employees of a security breach, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, our compliance requirements and costs may increase. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations.

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

Our financial and operating results may suffer if we are unsuccessful in completing and integrating acquisitions. If we are successful in acquiring new businesses or technologies, they may not be complementary to our current operations or leverage our current infrastructure and operational experience.

We intend to acquire and develop new businesses or technologies, and our future success may depend on our ability to successfully identify, acquire, and integrate such businesses and technologies. Potential acquisition targets range in size from relatively small to a size comparable to our own, and therefore may be material to our business, financial condition, and results of operations. If we are successful in identifying and acquiring targets, those targets may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience. In addition, any acquisitions or developments of businesses or technologies may not prove successful. In the past, we have experienced negative financial results as the result of impairment charges of goodwill and other intangible assets related to certain acquisitions.

The process of identifying, acquiring, and integrating new businesses and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price, including:

•	expenses related to the acquisition process, both for consummated and unconsummated transactions;

•

diversion of management’s other key personnel’s attention from current operations and other business concerns and potential strain on financial and managerial controls and reporting systems and procedures;

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

•

any debt incurred to finance acquisitions would increase costs, may increase volatility in our stock price, and could accelerate a decline in stockholder equity in the event of poor financial performance;

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

Developing or acquiring a business or technology, and then integrating it with our other operations, will be complex, time consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses, including our recent acquisition of the TaxACT business, is not successful, we may experience adverse financial or competitive effects. There can be no assurance that the short- or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

Our stock price has been highly volatile and such volatility may continue.

The trading price of our common stock has been highly volatile. Between January 1, 2011 and December 31, 2012, our stock price ranged from $7.94 to $18.25. On March 1, 2013, the closing price of our common stock was $15.53. Our stock price could decline or fluctuate wildly in response to many factors, including the other risks discussed in this report and the following:

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

•	the inability of our TaxACT business to meet our expectations;

•	the extreme seasonality of our TaxACT business and the resulting large quarterly fluctuations in our revenues;

•	the success or failure of our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•	the mix of search services revenue generated by our owned and operated web properties versus our distribution partners’ web properties;

•	the mix of revenues generated by our Search business versus our Tax Preparation business or other businesses we develop or acquire;

•	our , and our distribution partners’, ability to attract and retain quality traffic for our search services;

•

gains or losses driven by mark to market fair value accounting, particularly with respect to the warrant we issued in August 2011, the value of which varies from quarter to quarter based on our stock price (see “General and administrative expenses” under Item 7 of Part II of this report);

•	litigation expenses and settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	any restructuring charges we may incur;

•	any economic downturn, which may lead to lower online advertising revenue from advertisers;

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

Our indirect subsidiary, 2nd Story, operator of the TaxACT business, incurred debt as part of our acquisition of that business, of which $74.5 million remains outstanding. This debt is non-recourse debt that is guaranteed by TaxACT Holdings, Blucora’s direct subsidiary, and 2nd Story’s direct parent. This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing 2nd Story’s vulnerability to downturns in its business, to competitive pressures, and to adverse economic and industry conditions;

•

requiring the dedication of a portion of our expected cash from 2nd Story’s operations to service this indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions;

•	requiring cash infusions from Blucora to 2nd Story if 2nd Story is unable to meet its debt obligations;

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

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal the bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain restrictions in our charter on transfers of our common stock designed to preserve our federal net operating loss carryforwards (“NOLs”).

At our 2009 annual meeting, our stockholders approved an amendment to our certificate of incorporation that restricts any person or entity from attempting to transfer our stock, without prior permission from the Board of Directors, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent stockholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent stockholder. This amendment provides that any transfer that violates its provisions shall be null and void and would require the purported transferee to, upon our demand, transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. This provision in our certificate of incorporation may make the acquisition of Blucora more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring Blucora without the approval of our board of directors.

If there is a change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our NOLs may be severely limited or potentially eliminated.

As of December 31, 2012, we had NOLs of $723.3 million that will expire primarily over an eight to twelve year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

The terms of the Search Customer agreements with Google and Yahoo! and the related guidelines are subject to differing interpretations by the parties. Google and Yahoo! have in the past suspended, and may in the future, suspend their content provided to our websites and the websites of our distribution partners, without notice, when they believe that we or our distribution partners are not in compliance with their guidelines or are in breach of the terms of their agreements. During such suspension we will not receive any revenue from any property of ours or a distribution partner that is affected by the suspended content, and the loss of such revenue could harm our business and financial results.

Additionally, as our business evolves, we expect that the guidelines of Google and Yahoo!, as well as the parties’ interpretations of compliance, breach, and sufficient justification for suspension of use of content will change. Both Yahoo! and Google regularly change their guidelines and requirements, both as part of our renegotiation of our agreements with them and generally as they manage their networks of distribution partners. These changes in the guidelines and any changes in the parties’ interpretations of those guidelines may result in restrictions on our use of the Google and Yahoo! search services, and may require us to terminate our agreement with distribution partners or forego entering into agreements with distribution partners. The loss or reduction of content that we can use or make available to our distribution partners as a result of suspension, termination, or modification of distribution or Search Customer agreements could have a material adverse effect on our business and financial results.

Restrictions on our ability, and the ability of our search distribution partners, to distribute, market, or offer search-related applications, products, and services may impact our financial results.

A significant portion of our Search revenue is dependent on business models that can be negatively impacted by changes in policies or technology. For example, many of our Search distribution partners distribute applications, extensions, or toolbars that are monetized through the search services that we provide. Our Search Customers require that such applications, extensions, or toolbars, and the distribution of those applications, extensions, or toolbars, comply with certain guidelines. Our Search Customers can and do modify these guidelines from time to time, and recent modifications of these guidelines may impact the distribution of applications, extensions, or toolbars that drive traffic and revenue to our search services. In addition, our Search Customers’ guidelines have in the past, and may in the future, negatively affected our ability, and the ability of our search distribution partners, to drive traffic to our search services through the use of search engine marketing.

Further, certain third parties have introduced, and can be expected to continue to introduce, new or updated technologies, applications, and policies that may interfere with the ability of users of search services provided directly by us or by our search distribution partners to access those services. For example third parties have introduced technologies and applications (including new and enhanced web browsers) that prevent users from downloading the extensions or toolbars provided by some of our search partners. Those applications may also have features and policies that interfere with the functionality of search boxes embedded within extensions and toolbars and the maintenance of home page and other settings previously selected by users.

Any changes in technologies, applications, and policies that restrict the distribution, marketing, and offering of search-related applications, extensions, toolbars, products, and services may impact our operating and financial results.

Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google or any other significant Search Customer would harm our business and financial results.

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 77% of our total revenues in 2012. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but over the past several years, Yahoo!’s percentage or our revenue has declined, and we expect this trend to continue. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our search operations, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

Our Search business will suffer if we are unable to negotiate the extension of our Search Customer agreements on favorable terms. Our agreement with Yahoo! runs to December 31, 2013 and our agreement with Google runs to March 31, 2014.

A substantial portion of our search services revenue is dependent on our relationships with a small number of distribution partners who distribute our search services, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2012, 75% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. Approximately 40% of our total revenues in 2012 was generated through relationships with our top five distribution partners. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our Search Customers or other competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

Our agreements with many of our distribution partners come up for renewal in 2013. In addition, some of our distributors have the right to immediately terminate their agreements in the event of certain breaches. Such agreements may be terminated, may not be renewed, or may not be renewed on favorable terms, any of which could adversely impact our business and financial results. We anticipate that our distribution costs for our revenue sharing arrangements with our distribution partners will increase as revenue grows, and may increase as a percentage of revenues to the extent that there are changes to existing arrangements or we enter into new arrangements on less favorable terms.

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

Most of our revenue from our search business is based on the number of clicks on paid search results that are served on our web properties or those of our distribution partners. Each time a user clicks on a paid search result, the Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are not met for a sufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the Search Customer that provided the commercial search result to us. This leads to a loss of revenue for our Search Customers and consequently lower fees paid to us. Also, if a Search Customer perceives that the traffic originating from one of our web properties or the web property of a distribution partner is of poor quality, the Search Customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such website or web property, and accordingly may reduce the amount it pays us. The Search Customer may also suspend or terminate our ability to provide its content through such websites or web properties if such activities are not modified to satisfy the Search Customer’s concerns.

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

Our TaxACT business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block’s products and services. Our TaxACT business must also compete with alternate methods of tax preparation, including “pencil and paper” do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block , Liberty, and Jackson Hewitt. Finally, our TaxACT business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. Our financial results will suffer if we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost effective way; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point.

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

Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Some of this personal customer information is held by third-party vendors that process certain transactions. In addition, as many of our products and services are web-based, the amount of data we store for our users on our servers (including personal information) has been increasing and will continue to increase as we further evolve our businesses. We and our vendors use security technologies to protect transactions and personal information and use security and business controls to limit access and use of personal information. However, individuals or third parties, including rogue employees, contractors, temporary workers, vendors, business partners, or hackers, may be able to circumvent these security and business measures. In addition, our clients may access our online tax preparation services from their computers and mobile devices, install and use our tax preparation software on their computers and mobile devices, and access online banking services from their computers and mobile devices. Because our business model relies on our clients’ use of their own personal computers, mobile devices, and the Internet, computer viruses and other attacks on our clients’ personal computer systems and mobile devices could create losses for our clients even without any breach in the security of our systems, and could thereby harm our business and our reputation.

If we are unable to develop, manage, and maintain critical third party business relationships for our TaxACT business, it may be adversely affected.

Our TaxACT business is dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, licensing partners, among others, in many areas of this business to deliver our services and products. In certain instances, the products or services provided through these third party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may reduce our revenues and profits, cause us to lose customers, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.

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

Restrictions on our ability to offer certain financial products related to our tax preparation services may harm our financial results.

We offer certain financial products related to our tax preparation software and services, and we generate some of our Tax Preparation segment revenue from such products. These products include prepaid debit cards on which a tax filer may receive his or her tax return and the ability of certain of our users to have the fees for our services deducted from their tax return. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies could impact our revenue from these financial products. In addition, litigation brought by consumers or state or federal agencies relating to these products may result in additional restrictions on the offering of these products. To the extent that any additional restrictions on our tax preparation related financial products restrict our ability to offer such products, our financial results may suffer.

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

Our principal corporate office is located in Bellevue, Washington. We provide data center services for our search operations from third-party co-location facilities located in Tukwila, Washington and Reston, Virginia. The headquarters and data center facility for our TaxACT business is in Cedar Rapids, Iowa and we have a disaster recovery center for our TaxACT business in Waukee, Iowa. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near-term needs.

ITEM 3.	Legal Proceedings

See “Note 9: Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8, of Part II of this report for information regarding legal proceedings.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “BCOR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal year ended December 31, 2012:
First Quarter	$13.68	$10.99
Second Quarter	$13.45	$10.98
Third Quarter	$18.25	$12.07
Fourth Quarter	$18.24	$14.09
Fiscal year ended December 31, 2011:
First Quarter	$8.89	$7.94
Second Quarter	$9.39	$8.31
Third Quarter	$9.81	$8.36
Fourth Quarter	$11.76	$8.04

On March 1, 2013, the last reported sale price for our common stock on the NASDAQ Global Select Market was $15.53 per share.

Holders

As of March 1, 2013, there were 455 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

There were no dividends paid in 2011 or 2012. We currently intend to retain our earnings to finance future growth and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

	Years ended December 31,
	2012 (1)(6)	2011 (1)	2010 (1)	2009 (1)	2008 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$406,919	$228,813	$214,343	$207,646	$156,727
Cost of sales (includes amortization of acquired intangible assets of $7,580, $2,595, $9,197, $111, and $0)	267,451	154,962	138,995	136,623	87,130

Gross profit	139,468	73,851	75,348	71,023	69,597

Expenses and other income:
Engineering and technology	9,969	7,158	8,471	9,129	13,846
Sales and marketing	44,138	21,510	28,145	25,378	24,644
General and administrative	27,418	21,542	32,843	23,617	24,228
Depreciation	2,119	2,162	3,138	3,283	3,264
Amortization of intangible assets	11,619	—	—	—	—
Restructuring	—	—	—	—	17
Other, net	—	—	—	—	(1,897)
Loss on investments, net (2)	—	—	—	4,714	28,520
Other loss (income), net (3)	6,677	1,246	(15,247)	(2,682)	(7,149)

Total expenses and other income	101,940	53,618	57,350	63,439	85,473

Income (loss) from continuing operations before income taxes	37,528	20,233	17,998	7,584	(15,876)
Income tax benefit (expense) (3)(4)	(15,002)	11,288	(8,725)	(181)	(598)

Income (loss) from continuing operations	22,526	31,521	9,273	7,403	(16,474)
Discontinued operations (5):
Loss from discontinued operations, net of taxes	—	(2,253)	(4,593)	—	(1,455)
Loss on sale of discontinued operations, net of taxes	—	(7,674)	—	—	(770)

Net income (loss)	$22,526	$21,594	$4,680	$7,403	$(18,699)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.56	$0.83	$0.26	$0.21	$(0.48)
Loss from discontinued operations	—	(0.06)	(0.13)	—	(0.04)
Loss on sale of discontinued operations	—	(0.20)	—	—	(0.02)

Basic net income (loss) per share	$0.56	$0.57	$0.13	$0.21	$(0.54)

Shares used in computing basic income (loss) per share	40,279	37,954	35,886	34,983	34,415
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.54	$0.82	$0.25	$0.21	$(0.48)
Loss from discontinued operations	—	(0.06)	(0.12)	—	(0.04)
Loss on sale of discontinued operations	—	(0.20)	—	—	(0.02)

Diluted net income (loss) per share	$0.54	$0.56	$0.13	$0.21	$(0.54)

Shares used in computing diluted income (loss) per share	41,672	38,621	36,829	35,431	34,415

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$162,288	$293,551	$253,736	$226,397	$205,444
Working capital	144,385	281,873	242,440	219,475	182,733
Total assets	585,293	395,139	352,720	322,216	291,133
Total stockholders’ equity	415,450	355,105	301,771	279,835	262,324

Special dividend announced	Special dividend paid	Special dividend amount per share	Total dividends (in thousands)
November 14, 2007	January 8, 2008	$9.00	$299,296

(1)	We expense the fair value of awards of equity instruments as stock-based compensation expense over the period in which the award vests. Operating expenses include stock-based compensation expense allocated as follows (in thousands):

	Years ended December 31,
	2012	2011	2010	2009	2008
Cost of sales	$558	$286	$461	$535	$1,043
Engineering and technology	1,180	821	1,298	1,423	3,373
Sales and marketing	1,909	1,002	2,631	2,038	3,934
General and administrative	9,576	5,579	9,528	6,572	5,954
Discontinued operations	—	(159)	833	—	—

Total	$13,223	$7,529	$14,751	$10,568	$14,304

(2)	In 2009 and 2008, we recorded other-than-temporary impairment charges of $5.4 million and $24.3 million, respectively, related to available-for-sale investments that we purchased for $40.4 million, became illiquid in 2007, and were sold for net proceeds of $9.2 million in 2009.
(3)	In 2010, we recorded a $19.0 million net gain on a litigation settlement. The net gain allowed us to use a portion of our net operating loss carryforwards resulting in a net income tax expense of $6.6 million.
(4)	In 2011, we recorded a reversal of $18.9 million of the valuation allowance related to our deferred tax assets.
(5)	We completed the sale of our e-commerce business on June 22, 2011, and operating results of this business has been presented as discontinued operations for 2011 and 2010. We completed the sale of our directory business on October 31, 2007 and the sale of our mobile business on December 28, 2007. The operating results and losses from the sales of these businesses have been presented as discontinued operations for 2008.
(6)	On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business, which generated $62.1 million of revenue in 2012.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Selected Consolidated Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We operate two primary businesses: the InfoSpace online search business and the TaxACT tax preparation software and online service business. The InfoSpace business is primarily a B2B service that provides search technology, aggregated search content, and monetization solutions to partner sites. InfoSpace also offers search services directly to consumers through its owned internet search properties. Blucora acquired the TaxACT tax preparation business on January 31, 2012. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. Following the acquisition of the TaxACT business, we determined that we have two reporting segments: Search and Tax Preparation.

Search

The majority of the Blucora’s revenues are generated by our Search segment. Our Search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The Search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The InfoSpace search business does not generate its own search content, but instead aggregates search content from a number of content providers. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search engine content providers to continually improve the user experience. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content. We refer to those providers as Search Customers.

Revenue from our Search segment is generated primarily as a result of end users of our services clicking on paid search results displayed on our own branded websites or those of our distribution partners. These paid search results are provided to us by our Search Customers. The Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with that distribution partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks. For the year ended December 31, 2012, revenue from Google accounted for approximately 91% of our Search segment revenue and 77% of our total revenue.

Tax Preparation

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

Our Tax Preparation segment generates revenue primarily in three ways: the sale of state and upgraded online federal income tax preparation services and software to consumers and small businesses, the sale of ancillary services to consumers, and the sale of its professional edition income tax preparation software to professional tax preparers. The majority of our Tax Preparation revenue is generated by our online service at www.taxact.com and, as a highly seasonal business, almost all of that revenue is generated in the first four months of the calendar year. Our basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to e-file his or her federal income return, including all forms that the IRS allows to be e-filed, without paying for upgraded services. This free offer differentiates TaxACT’s offerings from many of its competitors who have limited free software and/or services offerings or limitations on the forms that may be e-filed for free. We generate revenue from a percentage of these “free” users who choose to upgrade for a fee to our deluxe product, which includes additional support and tools, and ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, taxpayer phone support, data archiving, a deferred payment option, a bank card product, and e-filing services for professional tax preparers. TaxACT is the recognized value player in the digital-do-it-yourself space, offering comparable software and/or services at a lower cost to the end-user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the TaxACT business’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Use of Cash

As of December 31, 2012, we had $162.3 million in cash, cash equivalents, and short term investments. We may purchase up to $50 million of our common stock in open-market transactions in the 24 month period succeeding February 6, 2013, which was the date that our board of directors approved the share repurchase plan. We may also use these amounts in the future on investment in our current businesses, in acquiring new businesses or assets, or for repayment of debt. Such businesses or assets may not be related to search or tax preparation, and such acquisitions will result in us incurring further transaction related costs. We are currently focused on the following areas: improving the search services offered to our end users and to our distribution partners and through our owned and operated properties, improving the customer experience for our tax preparation products, maintaining our current distribution partners and adding new distribution partners for our search services, retaining current tax preparation customers and attracting new ones, and seeking opportunities to use our resources to acquire and integrate new businesses and assets. Within our search and tax preparation businesses, engineering, operations, and product management personnel remain paramount to our ability to deliver high quality search and tax preparation services, enhance our current technology, and increase our distribution network and customer reach. As a result, we expect to continue to invest in our workforce and research and development operations.

Overview of 2012 Operating Results

The following is an overview of our operating results for the year ended December 31, 2012 compared to the prior year. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2012, 2011, and 2010, is included under the heading “Historical Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the years ended December 31, 2012 and 2011 in total dollars (in thousands) and as a percentage of segment revenue are presented below.

	Years ended December 31,
	2012		2011
Revenues	$406,919		$228,813
		% of revenues		% of revenues

Gross profit	$139,468	34.3%	$73,851	32.2%
Income from continuing operations	$22,526	5.5%	$31,521	13.7%
Net income	$22,526	5.5%	$21,594	9.4%
Adjusted EBITDA(1)	$80,439	19.8%	$36,623	16.0%
Non-GAAP net income (1)	$70,760	17.4%	$28,764	12.6%

		% of search services revenue		% of search services revenue
Search Services Revenue:
Revenue from distribution partners		88%		80%
Revenue from existing distribution partners (launched prior to the then-current year)		77%		75%
Revenue from new distribution partners (launched during the then-current year)		11%		5%
Revenue from owned and operated properties		12%		20%
Tax Preparation Revenue:
Revenue (2)	$62,105		—
Tax Preparation TaxACT consumer e-files (3)	5,209		—

(1)	Adjusted EBITDA and Non-GAAP net income are non-GAAP measures, defined below in “Non-GAAP Financial Measures.”
(2)	The Company acquired the TaxACT business on January 31, 2012, and this amount only includes the period from February 1, 2012 through December 31, 2012.
(3)	(in thousands) Amount represents the number of accepted federal tax e-filings made through the TaxACT software and services, which we refer to as consumer e-files, for the 2011 tax season through December 31, 2012.

Historical Results of Operations

The following table sets forth the historical results of our operations (in thousands and as percent of revenues).

	Years ended December 31,			Years ended December 31,
	2012	2011	2010	2012	2011	2010
	(in thousands)			(as a percent of revenues)
Total revenues	$406,919	$228,813	$214,343	100.0%	100.0%	100.0%
Total cost of sales	267,451	154,962	138,995	65.7	67.8	64.8

Gross profit	139,468	73,851	75,348	34.3	32.2	35.2
Operating expenses and other income:
Engineering and technology	9,969	7,158	8,471	2.5	3.1	4.0
Sales and marketing	44,138	21,510	28,145	10.9	9.4	13.1
General and administrative	27,418	21,542	32,843	6.7	9.4	15.3
Depreciation	2,119	2,162	3,138	0.5	0.9	1.5
Amortization of intangible assets	11,619	—	—	2.9	—	—
Other loss (income), net	6,677	1,246	(15,247)	1.6	0.6	(7.1)

Total expenses and other loss (income)	101,940	53,618	57,350	25.1	23.4	26.8

Income from continuing operations before income taxes	37,528	20,233	17,998	9.2	8.8	8.4
Income tax benefit (expense)	(15,002)	11,288	(8,725)	(3.7)	4.9	(4.1)

Income from continuing operations	22,526	31,521	9,273	5.5	13.7	4.3
Loss from discontinued operations, net of taxes	—	(2,253)	(4,593)	—	(1.0)	(2.1)
Loss on sale of discontinued operations, net of taxes	—	(7,674)	—	—	(3.3)	0.0

Net income	$22,526	$21,594	$4,680	5.5%	9.4%	2.2%

Results of Operations for 2012, 2011, and 2010

The following information presents the results of operations of our two reporting segments. Segment expenses do not include certain costs such as certain general, administrative, and overhead costs, stock-based compensation, depreciation, amortization of intangible assets, other loss, net, income tax expense, or results from discontinued operations to the reportable segments.

Search

Search segment results for the years 2012, 2011, and 2010 are presented below (in thousands):

	2012	Change	2011	Change	2010
Revenue	$344,814	116,001	$228,813	$14,470	$214,343
Cost of revenue	245,135	101,248	143,887	24,006	119,881
Operating expense	37,494	(1,226)	38,720	(6,323)	45,043

Segment income	$62,185	$15,979	$46,206	$(3,213)	49,419

In order to increase the revenue generated from our distribution partners’ web properties, we must attract and retain distribution partners. Our ability to attract and retain distribution partners depends to a significant extent on our ability to provide a satisfying end user experience and an attractive monetization proposition to our distribution partners. Traffic to our owned and operated search properties has declined in recent years, and our ability to slow this decline and the resulting decline in the revenue generated by our owned and operated search properties depends in part on the extent to which we are able to attract and retain end users by providing a satisfying user experience. We manage our online direct marketing initiatives by seeking a margin and volume mix that optimizes the gross dollar return on our marketing expenditures. Revenue growth for our online direct marketing initiatives is dependent on our ability to attain that optimal return.

The increase in search services revenues for 2012 as compared to 2011 was due to increases in revenue generated by our distribution partners, which was partially offset by a decline in revenue from our owned and operated web properties. Revenue from existing distributions partners (i.e., distribution partners launched before the then-current year) increased in 2012 as compared to 2011 by $96.0 million (57%) and revenue from new distribution partners (i.e., distribution partners launched during the then-current year) in 2012 as compared to 2011 increased by $26.5 million (224%). While we expect to continue year-over-year growth, our most significant search customer, Google, has instituted policy changes that will have a negative impact in the near term to certain of our distribution partners. We believe the impacts will be most pronounced in the late first quarter and carry into the second quarter, after which point we expect to be begin to grow distribution sequentially in the second half of the year. The decrease of $6.5 million (14%) in revenue generated by our owned and operated properties for 2012 as compared to 2011 was primarily a result of the expected attrition in the installed user base from our 2010 acquisition of Make the Web Better, resulting in fewer paid clicks. We generated 47% of our search services revenue through our top five distribution partners in both 2012 and 2011. The web properties of our top five distribution partners for 2012 generated 46% of our search services revenue in 2011.

The increase in search services revenues for 2011 as compared to 2010 was due to increases in revenue generated by our distribution partners, which was partially offset by a decline in revenue from our owned and operated web properties. Revenue from existing distribution partners increased in 2011 as compared to 2010 by $26.0 million (18%) and revenue from new distribution partners in 2011 as compared to 2010 increased by $8.6 million (270%), but these trends were offset by a decline of $9.4 million from existing distribution partner Make The Web Better as we acquired its search services revenue generating assets on April 1, 2010. The decrease of $16.6 million (26%) in revenue generated by our owned and operated properties for 2011 as compared to 2010 was primarily due to the operation of the acquired Make The Web Better assets, which generated $8.2 million of revenue as an owned and operated web property in 2011, down from $16.4 million in 2010. There was also a decrease in revenue of $5.1 million from our revenue generated through our owned and operated metasearch engine site, (excluding the revenue from the Make The Web Better purchased assets).

For 2012, 88% of our search services revenue was generated through our search distribution partners’ web properties, compared to 80% and 70% of our search services revenue, respectively, generated through our search distribution partners’ web properties in 2011 and 2010.

We expect that search services revenue from searches conducted by end users on sites of our distribution partners will continue to represent the dominant majority of our search services revenue for the foreseeable future. Our owned and operated properties are affected by seasonal fluctuations in Internet usage, which generally decline in the summer months, although revenue from these sites makes up a proportionally smaller portion of our revenue, so seasonal impacts have become less meaningful, and are expected to become a smaller portion over time.

The search segment’s cost of revenue primarily consists of amounts paid under our revenue sharing arrangements with our distribution partners and usage-based content fees. The increase in cost of revenue for 2012 as compared to 2011 is primarily due to an increase in the revenue generated from our distribution partners’ web properties, with the resulting increase in shared revenue.

The dollar increase in cost of revenue for 2011 as compared to 2010 was primarily due to the increase in revenue sharing expenses related to an increase in revenue generated through the web properties of our distribution partners, and was partially offset by the effect of no longer paying distribution expense for revenue generated by Make The Web Better’s assets (after we acquired them on April 1, 2010), by the decrease in the amortization of acquired intangible assets acquired from Make The Web Better, and by the decline in cost of revenue for our Haggle business, which was suspended in 2010.

The search segment’s cost of revenue will increase if search services revenue generated through our distribution partners’ web properties increases at a greater rate than revenue generated through our owned and operated web properties. In addition, cost of revenue from distribution can be impacted by the mix of revenue generated by distribution partners. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be an increasing majority of our search services revenue.

The decrease in search segment operating expense for 2012 as compared to 2011 was primarily due to a decrease in professional service fees and business taxes. The decrease in search segment operating expense for 2011 as compared to 2010 was primarily due to decreases in our direct marketing initiatives associated with traffic acquisition to our owned and operated metasearch engine sites, software license costs, and personnel costs.

Tax Preparation

Tax Preparation segment results for the years 2012 is presented below (in thousands):

2012
Revenue	$62,105
Cost of revenue	4,729
Operating expense	27,324

Segment income	$30,052

The Tax Preparation segment was new in 2012 due to our acquisition of the TaxACT business on January 31, 2012. Unless otherwise indicated, figures in this annual report reflect the results from the date of the acquisition through December 31, 2012.

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

Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We measure our individual tax preparation customers using the number of accepted federal tax e-filings made through our software and services, and we refer to such tax filings as “e-files.” We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the tax preparation business. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which has historically grown modestly, because we have not made significant pricing adjustments. Because we acquired the TaxACT business during the course of the 2012 tax season, we believe that presenting e-file metrics covering the same time periods as the financial results presented (and comparable period) would not accurately reflect segment results of operations. Accordingly, we are presenting these metrics for e-filings made during each tax season’s filing year though the end of the calendar year as follows (in thousands):

	E-filings during the calendar year (in thousands)		% change
	2012	2011
Total TaxACT consumer e-files	5,209	4,828	8%

We derive revenue from the professional tax preparation product in two ways: from the per-unit licensing of the software and from amounts that we charge to e-file through the software. Thus professional tax preparation revenue is dependent upon both the number of tax professionals purchasing the product and the number of e-filed returns submitted through this product. For the 2012 tax season, the number of tax professional units sold grew modestly compared to the prior year and the number of e-filed returns grew in excess of 20%. We believe that these trends were impacted by new IRS requirements regarding professional tax preparers’ qualifications, which limited the unit sales growth by reducing the total number of preparers, and by new IRS e-file requirements for professional tax preparers, which accelerated e-file growth. As a result, the current year trends may not be indicative of future performance.

The Tax Preparation segment cost of revenue primarily consists of royalties, payment processing fees for customer transactions, and bank service fees. Operating expenses for the tax preparation segment consists primarily of personnel related costs and marketing expenses.

Consolidated Results

Cost of sales.    Cost of sales consists of the Search and Tax Preparation segments’ cost of revenue, amortization of acquired intangible assets, and certain costs associated with customer service and the operation of the data centers that serve our businesses, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, and depreciation. Cost of sales in total dollars (in thousands) and as a percentage of total revenues for the years 2012, 2011, and 2010 are presented below:

	2012	Change	2011	Change	2010
Search segment cost of revenue	$245,135	$101,248	$143,887	$24,006	$119,881
Tax Preparation segment cost of revenue	4,729	4,729	—	—	—
Amortization of acquired intangible assets	7,580	4,985	2,595	(6,602)	9,197
Data center operations	8,314	2,533	5,781	(678)	6,459
Depreciation	1,693	(1,006)	2,699	(759)	3,458

Total cost of sales	$267,451	$112,489	$154,962	$15,967	$138,995

Percentage of revenues	65.7%		67.8%		64.8%

The dollar increase for expenses not related to segment costs of sales for 2012 as compared to 2011 resulted primarily from an increase in amortization of acquired intangible assets primarily attributable to TaxACT assets acquired, an increase of $1.4 million in personnel costs in data center operations, and an increase of $887,000 in contractor expenses, both of which were primarily attributable to TaxACT operations. These increases were partially offset by a decrease in data center asset depreciation of $1.0 million.

The dollar increase in cost of sales for 2011 as compared to 2010 was primarily due to the increase in revenue sharing expenses related to an increase in revenue generated through the web properties of our distribution partners, and was partially offset by the effect of no longer paying distribution expense for revenue generated by Make The Web Better’s assets after we acquired them on April 1, 2010, by the decrease in the amortization of acquired intangible assets acquired from Make The Web Better, and by the decline in cost of sales for our Haggle business, after we suspended its operations in 2010.

Engineering and technology expenses.    Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the years 2012, 2011, and 2010 are presented below:

	2012	Change	2011	Change	2010
Engineering and technology expenses	$9,969	$2,811	$7,158	$(1,313)	$8,471
Percentage of total revenues	2.5%		3.1%		4.0%

The dollar increase for 2012 as compared to 2011 was primarily attributable to an increase of $3.0 million in personnel costs, which includes a $2.5 million increase in salaries and benefits related to the acquisition of TaxACT in 2012, of which $519,000 was in stock-based compensation expense.

The dollar decrease for 2011 as compared to 2010 was primarily attributable to decreases in stock-based compensation expense of $477,000 and software support and maintenance costs of $394,000.

Sales and marketing expenses.    Sales and marketing expenses consist principally of marketing expenses associated with our tax preparation business (which includes the following channels: television, radio, online banner ads, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and the cost of temporary help and contractors to augment our staffing. Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the years 2012, 2011, and 2010 are presented below:

	2012	Change	2011	Change	2010
Sales and marketing expenses	$44,138	$22,628	$21,510	$(6,635)	$28,145
Percentage of total revenues	10.9%		9.4%		13.1%

The dollar increase for 2012 as compared to 2011 was primarily attributable to increases of $17.5 million in advertising costs, primarily due to the acquisition of TaxACT in 2012, $4.5 million in personnel costs, which includes $3.2 million in personnel costs related to the acquisition of TaxACT in 2012, which includes $647,000 in stock-based compensation, and an increase of $691,000 in bonuses, primarily due to increased revenue generated by our distribution partners.

The dollar decrease for 2011 as compared to 2010 was primarily attributable to decreases of $4.1 million in advertising costs for our direct marketing initiatives associated with traffic acquisition to our owned and operated metasearch engine sites, $1.6 million in stock-based compensation expense, and $741,000 in personnel-related costs, not including stock-based compensation expense and including costs for temporary help and contractors to augment our staffing.

To the extent we achieve returns on marketing expenditures, we will continue to invest in our direct marketing initiatives to drive traffic to an owned and operated web property and invest in advertising and marketing efforts to attract new tax preparation customers.

General and administrative expenses.    General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, and insurance expenses. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the years 2012, 2011, and 2010 are presented below:

	2012	Change	2011	Change	2010
General and administrative expenses	$27,418	$5,876	$21,542	$(11,301)	$32,843
Percentage of total revenues	6.7%		9.4%		15.3%

The dollar increase for 2012 as compared to 2011 was primarily attributable to an increase of $2.4 million in stock-based compensation related to the modification of a warrant issued in August 2011 (the “Warrant”) in connection with an investment by Cambridge Information Group I LLC, an increase of $914,000 related to the vesting of non-employee stock options due to the acquisition of the TaxACT business, and an increase in personnel costs of $2.1 million partially offset by a decrease of $513,000 in taxes and licenses expense. (For further detail on the stock-based compensation expense related to the Warrant modification and the vesting of non-employee stock options due to the TaxACT acquisition, see “Note 8: Stock-based Compensation Expense” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.) The increase in personnel costs of $2.1 million includes a $1.2 million increase in personnel costs related to the acquisition of TaxACT in 2012, and a $868,000 increase in salaries and benefits due to an increase in headcount and bonus related expenses.

The dollar decrease for 2011 as compared to 2010 was primarily attributable to decreases in stock-based compensation expense unrelated to the Warrant of $5.9 million, legal fees of $2.2 million, employee separation costs of $3.5 million, and professional service fees of $1.5 million. These decreases were partially offset by stock-based compensation expense of $1.9 million related to issuing the Warrant. See “Note 8: Stock-based Compensation Expense” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.

Depreciation and amortization of intangible assets.    Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements not recognized in cost of sales. Amortization of definite-lived intangible assets represents the amortization of customer relationships, which are amortized over their estimated lives of eight years. Depreciation for the years ended December 31, 2012, 2011, and 2010 are presented below (in thousands):

	2012	Change	2011	Change	2010
Depreciation expenses	$2,119	$(43)	$2,162	$(976)	$3,138
Amortization of intangible assets	11,619	11,619	—	—	—

Total depreciation and amortization of intangible assets	$13,738	$11,576	$2,162	$(976)	$3,138

Percentage of revenues	3.4%		0.9%		1.5%

The dollar increase in amortization of intangible assets for 2012 as compared to 2011 was due to the amortization of intangible assets acquired as a result of the TaxACT acquisition.

The only material variances in depreciation expense for the periods presented above were decreases in the depreciation of capitalized internal software development costs for 2011 compared to 2010 of $535,000.

Other loss (income), net.    Other loss (income), net is comprised of the following for the years 2012, 2011, and 2010 (in thousands):

	2012	Change	2011	Change	2010
Interest expense	$3,522	$3,522	$—	$—	$—
Interest income	(131)	238	(369)	(38)	(331)
Amortization of debt issuance costs	820	820	—	—	—
Accretion of debt discount	325	325	—	—	—
Loss on derivative instrument	2,346	2,346	—	—	—
Gain on contingency resolution	—	1,500	(1,500)	(1,500)	—
Increase in fair value of earn-out contingent liability	—	(3,000)	3,000	(2,000)	5,000
Foreign currency exchange loss (gain), net	48	28	20	1,355	(1,335)
Litigation settlement gain	—	—	—	18,965	(18,965)
Loss (gain) on disposal of assets	(1)	(47)	46	(968)	1,014
Other	(252)	(301)	49	679	(630)

Other loss (income), net	$6,677	$5,431	$1,246	$16,493	$(15,247)

In 2012, we recorded in other loss (income), net, interest payments and amortization of debt origination costs related to the $105 million credit facility entered into by 2nd Story to finance the acquisition of the TaxACT business (for further detail, see “Note 10: Debt” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report). In addition, in 2012, we recorded a loss on the increase of the fair value of the Warrant outstanding, which we classified as a derivative instrument subsequent to its modification triggered on the date of the acquisition of the TaxACT business (for further detail, see “Note 8: Stock-based compensation” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report).

Other loss (income), net decreased in 2011 compared to 2010. The expense related to the increase in fair value of earn-out contingent liability for the periods presented above was to adjust the estimated contingent payments to be made by us under the agreement related to our acquisition of the Make The Web Better assets and a gain of $1.5 million related to the resolution of a contingent liability recorded in 2011. Additionally in 2011, the financial performance of the operation of the Make The Web Better assets acquired in April 2010 was better than expected; as a consequence, we estimated that the fair value of the related earn-out contingent liability had increased and we recorded a charge of $3.0 million.

Income tax expense (benefit).    During 2012, we recorded an income tax expense on continuing operations of $15.0 million. During 2011, we recorded an income tax benefit on continuing operations of $11.3 million. During 2010, we recorded an income tax expense on continuing operations of $8.7 million. The 2012 income tax expense of $15.0 million was primarily attributable to a $13.1 million tax expense from current year operations, a $2.4 million tax expense from non-deductible compensation cost and loss on the derivative instrument, both in connection with the Warrant to purchase common stock granted to Cambridge Information Group I LLC, dated August 23, 2011, a $369,000 tax expense from nondeductible acquisition costs and a $804,000 tax benefit from deductible domestic production costs. The 2011 income tax benefit of $11.3 million was primarily attributable to a $7.1 million tax expense from 2011 operations, a $675,000 tax expense from non-deductible compensation cost in connection with the Warrant and a $19.3 million tax benefit for the change in the valuation allowance against the deferred tax assets. The 2010 income tax expense of $8.7 million was primarily attributable to a $6.3 million tax expense from current year operations and a $3.2 million tax expense for the net increase in the valuation allowance against the deferred tax assets. These expenses were partially offset by a $566,000 income tax benefit from the decrease in unrecognized tax benefits pertaining to state income taxes and a $516,000 tax benefit attributable to foreign exchange gains.

At December 31, 2012, we had gross temporary differences representing future tax deductions of $782.1 million, primarily comprised of $723.3 million of accumulated net operating loss carryforwards, which represent deferred tax assets. We applied a valuation allowance against the net operating loss carry forward deferred tax assets and certain other deferred tax assets. If, in the future, we determine that the realization of any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or additional paid-in-capital, as appropriate.

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

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income, determined in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as interest expense, interest income, derivative instrument gains or losses, foreign currency gains or losses, and gains or losses from the disposal of assets, adjustments to the fair values of contingent liabilities related to business combinations, gains on resolution of contingencies, and litigation settlements).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the years 2012, 2011, and 2010 below (in thousands):

	2012	2011	2010
Net income	$22,526	$21,594	$4,680
Discontinued operations	—	9,927	4,593
Depreciation and amortization of intangible assets	23,011	7,456	15,793
Stock-based compensation	13,223	7,688	13,918
Other loss (income), net	6,677	1,246	(15,247)
Income tax expense (benefit)	15,002	(11,288)	8,725

Adjusted EBITDA	$80,439	$36,623	$32,462

We define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of loss from discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), stock-based compensation expense, amortization of acquired intangible assets, gain or loss on derivative instruments, the cash tax impact of those adjustments, and non-cash income taxes from continuing operations. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire in 2020 if unutilized.

We believe that non-GAAP net income and non-GAAP earnings per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP earnings per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and therefore our non-GAAP net income may not be comparable to similarly titled measures of other companies. The amounts in the reconciliation of our non-GAAP net income to net income for the year ended December 31, 2010 are revised from amounts previously reported to conform to the current presentation. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the years 2012, 2011, and 2010 below (in thousands, except per share amounts):

	2012	2011	2010
Net income	$22,526	$21,594	$4,680
Discontinued operations	—	9,927	4,593

Income from continuing operations	22,526	31,521	9,273
Stock-based compensation	13,223	7,688	13,918
Amortization of acquired intangible assets	19,199	2,595	9,197
Loss on derivative instruments	2,346	—	—
Cash tax impact of adjustments to GAAP net income	(93)	(40)	(154)
Non-cash income tax expense (benefit) from continuing operations	13,559	(13,000)	8,530

Non-GAAP net income	70,760	28,764	40,764

Per share amounts:
Income from continuing operations - diluted	$0.54	$0.82	$0.25
Stock-based compensation - diluted	0.32	0.19	0.38
Amortization of acquired intangible assets - diluted	0.46	0.07	0.25
Loss on derivative instruments - diluted	0.06	—	—
Cash tax impact of adjustments to GAAP net income - diluted	0.00	0.00	0.00
Non-cash income tax expense (benefit) per share - diluted	0.32	(0.34)	0.23

Non-GAAP income per share - diluted	$1.70	$0.74	$1.11

Liquidity and Capital Resources

Cash, Cash Equivalents, Short-Term Investments and Debt

Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of December 31, 2012, we had cash and short-term investments of $162.3 million, consisting of cash and cash equivalents of $68.3 million and available-for-sale short-term investments of $94.0 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, municipal bonds and time deposits. All of our financial instrument investments held at December 31, 2012 have minimal default risk and short-term maturities.

On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of borrowings under a $105 million credit facility (of which $100 million was drawn at the transaction’s close), which facility consists of a $95 million term loan and a $10.0 million revolving credit facility. The credit facility is secured by the TaxACT business’s operations and the equity of 2nd Story Software, Inc. The terms of the credit facility allow us to repay amounts owed before its term is complete, and during the year ended December 31, 2012, we repaid $25.5 million outstanding under the credit facility, including all of the amounts owed under the revolving credit facility portion of the debt. Although we do not currently anticipate drawing on the revolving credit facility in the future, all $10 million of that revolving credit facility is available for future use. The terms of the credit facility required us to hedge a portion of the interest rate risk associated with the amounts outstanding under the term loan, and that requirement was met on May 1, 2012 (for further detail, see “Note 10: Debt” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report).

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to search or tax preparation. We may use a portion of our cash for dividends or for common stock repurchases (for further detail, see the “Events Subsequent to December 31, 2012” section below).

We believe that existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, but the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part I, Item 1A of this annual report) under the heading “Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.”

Contractual Obligations and Commitments

Our contractual commitments are as follows for the following years ending December 31 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$919	$1,770	$1,599	$1,222	$1,259	$3,649	$10,418
Less sublease income	(36)	—	—	—	—	—	(36)

Net lease payments required	883	1,770	1,599	1,222	1,259	3,649	10,382
Purchase commitments	1,272	581	423	92	61	—	2,429
Debt commitments	4,750	9,500	13,062	14,250	32,934	—	74,496

Total	$6,905	$11,851	$15,084	$15,564	$34,254	$3,649	$87,307

Operating lease commitments.    The Company has noncancellable operating leases for its corporate facilities. The leases run through 2020. Rent expense under operating leases totaled $1.8 million, $1.8 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Purchase commitments.    Our purchase commitments are primarily comprised of non-cancelable service agreements for our data centers.

We have pledged a portion of our cash as collateral for standby letters of credit and bank guaranties for certain of our property leases and banking arrangements. At December 31, 2012, the total amount of collateral pledged under these agreements was $3.4 million.

The above table does not reflect unrecognized tax benefits of approximately $1.2 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see “Note 12: Income Taxes” of the Notes to Consolidated Financial Statements (Item 8 of Part II of this report).

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

Cash Flows

Our net cash flows are comprised of the following for the years 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Net cash provided by operating activities	$48,831	$25,263	$49,906
Net cash provided (used) by investing activities	(165,073)	(115,473)	33,927
Net cash provided by financing activities	102,623	23,256	206
Net cash used by discontinued operations	—	(6,794)	(12,144)

Net increase (decrease) in cash and cash equivalents	$(13,619)	$(73,748)	$71,895

Net Cash Provided by Operating Activities

Net cash provided by operating activities consists of net income offset by certain adjustments not affecting current-period cash flows and the effect of changes in our operating assets and liabilities.

Net cash provided by operating activities was $48.8 million in 2012, consisting of our net income of $22.5 million, adjustments to net income not affecting cash to determine cash flows used by operating activities of $39.8 million (consisting primarily of depreciation and amortization of intangible assets, stock-based compensation expense, warrant-related stock-based compensation expense, amortization of debt-related items, and a loss on a derivative instrument), and cash provided by changes in our operating assets and liabilities of $27.2 million (consisting primarily of increases in accrued expenses and other current and long-term liabilities and decreases in other long-term assets). Partially offsetting the increase were adjustments not affecting cash flows used by operating activities of $32.0 million (consisting primarily of excess tax benefits from stock-based award activity and deferred income taxes) and cash used by changes in our operating assets and liabilities of $8.7 million (consisting primarily of decreases in accounts payable and increases in prepaid expenses and other current assets, accounts receivable, and other receivables).

Net cash provided by operating activities was $25.3 million in 2011, consisting of our net income of $21.6 million, adjustments to net income not affecting cash to determine cash flows provided by operating activities of $28.1 million (consisting primarily of depreciation and amortization, stock-based compensation, increase in the fair value of an earn-out contingent liability, and loss on disposals of assets), and cash provided by changes in our operating assets and liabilities of $27.2 million (consisting of decreases in accounts payable other receivables, and in prepaid expenses and other current assets). Partially offsetting the increase were adjustments not affecting cash flows used by operating activities of $21.7 million (consisting primarily of deferred income taxes, excess tax benefits from stock-based award activity, a gain on the resolution of a contingent liability, and amortization of premium on investments) and cash used by changes in our operating assets and liabilities of $29.9 million (consisting primarily of decreases in accrued expenses and other current and long-term liabilities and increases in accounts receivable).

Net cash provided by operating activities was $49.9 million in 2010, consisting of adjustments to net income not affecting cash to determine cash flows provided by operating activities of $41.0 million (consisting primarily of depreciation and amortization, stock-based compensation, increase in the fair value of an earn-out contingent liability, loss on disposals of assets, and amortization of premium on investments), cash provided by changes in our operating assets and liabilities of $18.5 million (consisting of decreases in accounts receivable, increases in accrued expenses and other current and long-term liabilities, and decreases in other receivables and in prepaid expenses and other current assets), and our net income of $4.7 million. Partially offsetting the increase were adjustments not affecting cash flows used by operating activities of $10.6 million (consisting primarily of excess tax benefits from stock-based award activity, fair value of common stock retired relating to a litigation settlement, and the realized foreign currency translation gains) and cash used by changes in our operating assets and liabilities of $3.7 million (consisting primarily of decreases in accounts payable).

Net Cash Provided (Used) by Investing Activities

Net cash provided by investing activities consists primarily of transactions related to our investments, purchases of property and equipment, proceeds from the sale of certain assets, and cash used in business acquisitions.

Net cash used by investing activities was $165.1 million in 2012, consisting of $279.4 million in business acquisitions, net of cash acquired, and purchases of investments of $122.4 million, partially offset by proceeds of $203.5 million from the sales of marketable investments and $36.8 million from the maturities of our marketable investments.

Net cash used by investing activities was $115.5 million in 2011, consisting primarily of the purchase of $336.8 million of marketable investments and $2.7 million of property and equipment purchases, partially offset by the proceeds from the sale or maturity of marketable investments of $223.3 million.

Net cash provided by investing activities was $33.9 million in 2010, consisting primarily of the proceeds from the sale or maturity of our marketable investments of $244.8 million and proceeds from the sale of assets of $307,000, partially offset by the purchase of $200.5 million of marketable investments, $8.0 million used for business acquisitions, and $2.9 million of property and equipment purchases.

Net Cash Provided Financing Activities

Net cash provided by financing activities consists of proceeds from the issuance of stock through the exercise of stock options and our employee stock purchase plan, tax payments from shares withheld upon vesting of restricted stock units, repayments of capital lease obligations, excess tax benefits from stock-based award activity, and special dividends paid to our shareholders.

Net cash provided by financing activities totaled $102.6 million for 2012 and consisted primarily of loan proceeds of $99.0 million, less debt issuance costs of $2.3 million, proceeds of $23.0 million from excess tax benefits from stock-based award activity due primarily to the utilization of equity net operating loss carryforwards from prior years, and $9.7 million from the exercise of options and the issuance of stock through our employee stock purchase plan. Partially offsetting cash provided by financing activities were cash payments of $25.5 million for the repayment of debt under the credit facility entered into to help finance the acquisition of the TaxACT business, and $1.3 in tax payments from shares withheld upon vesting of restricted stock units.

Net cash provided by financing activities in 2011 was $23.3 million, consisting primarily of $17.4 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan, $7.0 million in proceeds from the sale of common stock, and $1.3 million in excess tax benefits generated by stock-based award activity. Cash provided by financing activities was partially offset by $1.8 million in tax payments from shares withheld upon vesting of restricted stock units, and $423,000 of earn-out payments related to business acquisitions.

Net cash provided by financing activities in 2010 was $206,000, consisting primarily of $7.0 million in excess tax benefits generated by stock-based award activity and proceeds of $2.5 million from the exercise of stock options and the sale of shares through our employee stock purchase plan. Cash provided by financing activities was partially offset by $4.6 million of earn-out payments related to business acquisitions, $4.2 million in tax payments from shares withheld upon vesting of restricted stock units, and $589,000 used for the repayment of capital lease obligations.

Net Cash Used by Discontinued Operations

Net cash used by operating activities attributable to discontinued operations in 2011 was $6.8 million and in 2010 was $12.1 million.

Acquisitions

TaxACT.    On January 31, 2012, we acquired TaxACT Holdings, Inc. and its subsidiary, 2nd Story Software, Inc., operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The TaxACT acquisition was funded from our cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn at the transaction’s close).

Mercantila.    On May 10, 2010, we acquired certain assets from Mercantila, Inc., an internet e-commerce company, at a cost of $7.8 million in cash, plus $8.2 million in liabilities assumed, and later sold our Mercantila operations to Zoo Stores, Inc. on June 22, 2011, for $250,000 upon completion of the sale, plus we received the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events, which we recorded at a fair value of $0 as of June 30, 2011.

Make The Web Better.    On April 1, 2010, we purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase consideration included an initial cash payment of $8.0 million, with an initial $5.0 million in estimated additional consideration payable in cash contingent on expected financial performance. The financial performance of the operation of the Make The Web Better assets in 2011 and 2010 was greater than was expected when the assets were acquired. As a consequence, our estimate of the fair value of the related contingent consideration increased to $13.0 million and we recorded charges of $3.0 million and $5.0 million to other loss (income), net in the years ended December 31, 2011 and 2010, respectively.

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

The Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used, including those related to revenue recognition, cost of sales, impairment of goodwill and indefinite-lived intangible assets, accounting for business combinations, stock-based compensation, and the valuation allowance for our deferred tax assets. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies that involve the use of estimates, judgments, and assumptions and that are significant to understanding our results. For additional information see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.

Search Services Revenue Recognition

Our revenues are generated primarily from our web search services. We generate search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of our owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to us. We record this revenue in our Search segment.

Under our agreements with our Search Customers and our distribution partners, we are the primary obligor, separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements, and assume the credit risk for amounts invoiced to our Search Customers. For search services, we determine the paid search results, content, and information directed to its owned and operated websites and its distribution partners’ web properties.

The Company earns revenue from its Search Customers by providing paid search results generated from its owned and operated web properties and from its distribution partners’ web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, the Company records search services revenue on a gross basis.

Tax Preparation Revenue Recognition

We derive revenue from the sale of tax preparation online services, ancillary service offerings, tax preparation packaged software products, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, and e-filing services. We record this revenue in our Tax Preparation segment.

Our tax preparation segment service revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. We recognize revenue from these services as the services are performed and the revenue recognition criteria are met as described in “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.

We recognize revenue from the sale of our packaged software products when legal title transfers. This is generally when its customers download products from the Web or when the products ship.

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customers deducted from their refunds. Revenue for this fee is recognized when the four revenue recognition criteria are met; for some arrangements that is upon filing and for other arrangements that is upon cash receipt.

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

VSOE generally exists when we sell the deliverable separately and are normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain limited instances VSOE cannot be established. This may be because we infrequently sell each element separately, or have a limited sales history. When VSOE cannot be established we attempt to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell a product or service if it were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

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

Cost of Sales

We record the cost of sales when the related revenue is recognized. Cost of sales consists of costs related to revenue sharing arrangements with our distribution partners, usage-based content fees, certain costs associated with the operation of our data centers that serve our search and tax preparation businesses, including amortization of intangible assets, depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, customer payment processing fees, bank service fees, and royalties.

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

Accounting for Goodwill and Intangible Assets

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually on November 30, and evaluate all intangible assets for impairment whenever events or changes in circumstances, including material changes in the fair value of our outstanding common stock, indicate that the carrying amounts of any of those assets may not be recoverable.

In the evaluation of goodwill, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying amount. We determine the reporting unit fair values by using a combination of projections of future discounted cash flows and EBITDA and revenue multiple comparisons with comparable publicly-held companies. If we determined that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss equal to the excess of the carrying amount of the reporting unit’s goodwill over its fair value.

In the evaluation of indefinite-lived intangible assets, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an asset is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the asset to its carrying amount. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. If we determined that the fair value of an indefinite-lived intangible asset is less than its carrying amount, we would record an impairment loss equal to the excess of the carrying amount over its fair value.

As of November 30, 2012 and 2011, the Company had no impairments.

In the dynamic search and tax preparation software industries, there is significant uncertainty about the future. Unforeseen events such as market disruptions and deterioration of the macroeconomic environment, or internal challenges such as reorganizations, employee and management turnover, operational cash flows, and other trends that could have material negative impacts on our key assumptions in determining fair values, could lead to a decision to impair goodwill in future periods.

At December 31, 2012, we had $230.3 million of goodwill and $19.8 million of indefinite-lived intangible assets and on our balance sheet.

Stock-Based Compensation

We record stock-based compensation expense for equity-based awards granted, including stock options, restricted stock unit grants, market stock unit grants, and a warrant, over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2012, 2011, and 2010, we recognized $13.2 million, $7.7 million, and $13.9 million, respectively, of stock-based compensation expense in continuing operations. For further information regarding our stock plan activities and our methods of accounting for them, see “Note 2: Summary of Significant Accounting Policies,” “Note 7: Stockholders’ Equity,” and “Note 8: Stock-based Compensation Expense” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.

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

The stock based compensation expense for 2011 includes $1.9 million fair value classified to general and administrative expenses for the Warrant issued in August 2011. The acquisition of the TaxACT business on January 31, 2012 fulfilled the Warrant’s remaining performance condition and extended the Warrant’s expiration date. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense equal to the increase in the Warrant’s fair value and was recognized in general and administrative expenses in the first quarter of 2012. Additionally, subsequent to the modification, we treated the award as a derivative instrument, and the modification date fair value previously recognized in paid in capital was classified as a current liability. The Warrant’s fair value will be determined each reporting period until settled, with gains or losses related to the change in fair value recorded in other loss (income), net. We recorded a loss in other loss (income), net of $2.3 million from derivative instruments relating to the Warrant in the year ended December 31, 2012. We recorded $6.6 million in total expense relating to the modification and change in fair value for the Warrant for the year ended December 31, 2012.

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

During the year ended December 31, 2012, we provided a full valuation allowance against certain net deferred tax assets. During the fourth quarter of 2011, based on the weight of available evidence, we determined that it was more likely than not that we would realize $18.9 million of our deferred tax assets in the foreseeable future. Accordingly we released the valuation allowance against this portion of our deferred tax assets and retained the valuation allowance against the remainder at year end. During the year ended December 31, 2010, we provided a full valuation allowance against our net deferred tax assets. For further information regarding our income taxes, see “Note 12: Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.

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

In July 2012, the FASB issued an ASU to simplify how entities test indefinite-lived intangible assets for impairment to improve consistency in impairment testing requirements among long-lived asset categories. The ASU permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, this ASU eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. We early adopted the new standard on October 1, 2012. The adoption of this ASU did not materially impact our consolidated condensed financial statements.

Events Subsequent to December 31, 2012

On January 7, 2013, we completed a $4 million equity investment in a privately-owned company.

On February 6, 2013, our board of directors approved a plan whereby we may repurchase up to $50 million of our common stock in open-market transactions during the succeeding 24 month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2012. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands except per share data)
Revenues	$51,650	$54,292	$56,257	$66,614	$115,696	$100,883	$92,870	$97,470
Cost of sales	32,674	36,579	38,755	46,954	59,547	64,227	69,973	73,704

Gross profit	18,976	17,713	17,502	19,660	56,149	36,656	22,897	23,766
Expenses and other income:
Engineering and technology	1,664	1,784	1,806	1,904	2,573	2,448	2,410	2,538
Sales and marketing	6,967	4,902	4,888	4,753	19,443	8,869	7,741	8,085
General and administrative	5,160	4,970	6,513	4,899	11,066	5,356	5,283	5,713
Depreciation	662	552	475	473	535	532	560	492
Amortization of intangible assets	—	—	—	—	2,113	3,168	3,169	3,169
Other loss (income), net	(75)	(107)	456	972	1,555	930	5,196	(1,004)

Total expenses and other income	14,378	12,101	14,138	13,001	37,285	21,303	24,359	18,993

Income (loss) from continuing operations before income taxes	4,598	5,612	3,364	6,659	18,864	15,353	(1,462)	4,773
Income tax benefit (expense)	(1,702)	(1,936)	(1,289)	16,215	(7,458)	(5,655)	(936)	(953)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands except per share data)
Income (loss) from continuing operations	2,896	3,676	2,075	22,874	11,406	9,698	(2,398)	3,820
Loss from discontinued operations, net of taxes	(1,573)	(8,354)	—	—	—	—	—	—

Net income (loss)	$1,323	$(4,678)	$2,075	$22,874	$11,406	$9,698	$(2,398)	$3,820

Net income (loss) per share – Basic:
Income (loss) from continuing operations	$0.08	$0.10	$0.05	$0.58	$0.29	$0.24	$(0.06)	$0.09
Loss from discontinued operations	(0.04)	(0.22)	—	—	—	—	—	—

Net income (loss) per share – Basic	$0.04	$(0.12)	$0.05	$0.58	$0.29	$0.24	$(0.06)	$0.09

Weighted average shares outstanding used in computing basic income (loss) per share	36,339	37,422	38,568	39,448	39,692	40,116	40,511	40,789

Net income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.08	$0.10	$0.05	$0.57	$0.28	$0.23	$(0.06)	$0.04
Loss from discontinued operations	(0.04)	(0.22)	—	—	—	—	—	—

Net income (loss) per share – Diluted	$0.04	$(0.12)	$0.05	$0.57	$0.28	$0.23	$(0.06)	$0.04

Weighted average shares outstanding used in computing diluted income (loss) per share	37,084	38,128	39,158	40,074	40,978	41,245	40,511	42,411

	March 31, 2011	June 30, 2011	September 30 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	67.4	68.9	70.5	51.5	63.7	75.3	75.6

Gross profit	36.7	32.6	31.1	29.5	48.5	36.3	24.7	24.4
Expenses and other income:
Engineering and technology	3.2	3.3	3.2	2.9	2.2	2.4	2.6	2.5
Sales and marketing	13.5	9.0	8.7	7.1	16.8	8.8	8.3	8.3
General and administrative	10.0	9.2	11.6	7.4	9.6	5.3	5.7	5.9
Depreciation	1.3	1.0	0.8	0.7	0.5	0.5	0.6	0.5
Amortization of intangible assets	—	—	—	—	1.8	3.1	3.4	3.3
Other loss (income), net	(0.1)	(0.2)	0.8	1.4	1.3	1.0	5.7	(1.0)

Total expenses and other loss (income)	27.9	22.3	25.1	19.5	32.2	21.1	26.3	19.5

Income (loss) from continuing operations before income taxes	8.8	10.3	6.0	10.0	16.3	15.2	(1.6)	4.9
Income tax benefit (expense)	(3.2)	(3.5)	(2.3)	24.3	(6.4)	(5.6)	(1.0)	(1.0)

Income (loss) from continuing operations	5.6	6.8	3.7	34.3	9.9	9.6	(2.6)	3.9
Loss from discontinued operations, net of taxes	(3.0)	(15.4)	—	—	—	—	—	—
Net income (loss)	2.6%	(8.6)%	3.7%	34.3%	9.9%	9.6%	(2.6)%	3.9%

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Financial market risk.    We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a predetermined benchmark. Our investment portfolio at December 31, 2012 included debt instruments issued by the U.S. federal government and its agencies, publicly-held corporations, municipalities, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S. federal government. As of December 31, 2012, we invested exclusively in debt instruments with minimal default risk and maturity dates of less than one year from the end of any of our quarterly accounting periods. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2012.

Interest rate risk.    As of December 31, 2012, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2012, our cash equivalent balances of $37.7 million were primarily held in money market funds and taxable municipal bonds, and our short-term investment balances of $94.0 million were primarily held in U.S. government securities and taxable municipal bonds. We consider the interest rate risk for our cash equivalent and marketable fixed-income securities held at December 31, 2012 to be low. For further detail on our cash equivalent and short-term investment holdings, please see “Note 6: Fair Value Measurements” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report.

In addition, as of December 31, 2012, we have $74.5 million of term debt outstanding, which carries a degree of interest rate risk. The debt has a floating portion of its interest rate, tied to the London Interbank Offered Rate (“LIBOR”). To maintain compliance with our debt agreement, we entered into an interest rate swap. For further information on our swap and debt outstanding see “Note 10: Debt” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report. That interest rate swap mitigated about half of our risk of increasing LIBOR rates, while the other half remains unhedged. A hypothetical 100 basis point increase in LIBOR on December 31, 2012 would result in a $2.4 million increase in our interest expense until the scheduled maturity date on January 31, 2017, partially offset by an increase in the fair value of our swap of $1.0 million on December 31, 2012.

The following table provides information about our cash equivalent and marketable fixed-income securities, including principal cash flows for 2012 and thereafter and the related weighted average interest rates. The change in fair values during 2012 was approximately $50,000 for our cash equivalent and marketable fixed-income securities, and was recorded in other comprehensive income. “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report. Principal amounts and weighted average interest rates by expected year of maturity as of December 31, 2012 are as follows (in thousands, except percentages):

	2013		Thereafter		Total		Fair Value
U.S. government securities	$48,130	0.20%	—	—	$48,130	0.20%	$48,302
Commercial paper	16,400	0.19%	—	—	16,400	0.19%	16,395
Money market funds	13,723	0.00%	—	—	13,723	0.00%	13,723
Time deposits	8,414	0.39%	—	—	8,414	0.39%	8,414
Taxable municipal bonds	44,274	0.43%	—	—	44,274	0.43%	44,837

Cash equivalents and marketable fixed-income securities	$130,941		$—		$130,941		$131,671

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blucora, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Blucora, Inc. as of December 31, 2012 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blucora, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blucora, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blucora, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Blucora, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respect, the financial position of Blucora, Inc. and its subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 9, 2012 (March 7, 2013 as to the 2011 and 2010

amounts in Note 13)

BLUCORA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$68,278	$81,897
Short-term investments, available-for-sale	94,010	211,654
Accounts receivable, net of allowance of $10 and $10	34,932	25,019
Other receivables	3,942	542
Prepaid expenses and other current assets, net	10,911	1,958

Total current assets	212,073	321,070
Property and equipment, net	7,533	5,277
Goodwill	230,290	44,815
Other intangible assets, net	132,815	1,315
Deferred tax asset, net	—	19,102
Other long-term assets	2,582	3,560

Total assets	$585,293	$395,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,687	$28,947
Accrued expenses and other current liabilities	13,280	10,249
Deferred revenue	3,157	1
Short-term portion of long-term debt, net of discount of $160 and $0	4,590	—
Derivative instruments	8,974	—

Total current liabilities	67,688	39,197
Long-term liabilities:
Long-term debt, net of discount of $468 and $0	69,278	—
Deferred tax liability, net	29,333	21
Deferred revenue	1,319	—
Other long-term liabilities	2,225	816

Total long-term liabilities	102,155	837

Total liabilities	169,843	40,034
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000,000 shares; issued and outstanding, 40,832,393 and 39,533,570 shares	4	4
Additional paid-in capital	1,392,098	1,353,971
Accumulated deficit	(976,376)	(998,902)
Accumulated other comprehensive income (loss)	(276)	32

Total stockholders’ equity	415,450	355,105

Total liabilities and stockholders’ equity	$585,293	$395,139

See notes to consolidated financial statements.

BLUCORA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenues	$406,919	$228,813	$214,343
Cost of sales (includes amortization of acquired intangible assets of $7,580, $2,595, and $9,197)	267,451	154,962	138,995

Gross Profit	139,468	73,851	75,348

Expenses and other loss (income):
Engineering and technology	9,969	7,158	8,471
Sales and marketing	44,138	21,510	28,145
General and administrative	27,418	21,542	32,843
Depreciation	2,119	2,162	3,138
Amortization of intangible assets	11,619	—	—
Other loss (income), net	6,677	1,246	(15,247)

Total expenses and other loss (income)	101,940	53,618	57,350

Income from continuing operations before income taxes	37,528	20,233	17,998
Income tax benefit (expense)	(15,002)	11,288	(8,725)

Income from continuing operations	22,526	31,521	9,273
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(2,253)	(4,593)
Loss on sale of discontinued operations, net of taxes	—	(7,674)	—

Net income	$22,526	$21,594	$4,680

Income per share—Basic:
Income from continuing operations	$0.56	$0.83	$0.26
Loss from discontinued operations	—	(0.06)	(0.13)
Loss on sale of discontinued operations	—	(0.20)	—

Basic net income per share	$0.56	$0.57	$0.13

Weighted average shares outstanding used in computing basic income per share	40,279	37,954	35,886
Income per share—Diluted:
Income from continuing operations	$0.54	$0.82	$0.25
Loss from discontinued operations	—	(0.06)	(0.12)
Loss on sale of discontinued operations	—	(0.20)	—

Diluted net income per share	$0.54	$0.56	$0.13

Weighted average shares outstanding used in computing diluted income per share	41,672	38,621	36,829
Other comprehensive income:
Net income	$22,526	$21,594	$4,680
Foreign currency translation adjustment	—	—	(74)
Reclassification adjustment for realized foreign currency gains, net, included in net income	—	—	(1,362)
Unrealized gain (loss) on investments, available-for-sale	(16)	34	94
Unrealized loss on derivative instrument	(266)	—	—
Reclassification adjustment for realized gains on investments, available-for-sale, included in net income	(26)	—	—

Other comprehensive income (loss)	(308)	34	(1,342)

Comprehensive income	$22,218	$21,628	$3,338

See notes to consolidated financial statements.

BLUCORA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010

(in thousands)

	Common stock		Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2009	35,391	$4	$1,303,667	$(1,025,176)	$1,340	$279,835
Common stock issued for stock options and restricted stock units	962	—	2,191	—	—	2,191
Common stock issued for employee stock purchase plan	54	—	350	—	—	350
Common stock retired	(318)	—	(2,099)	—	—	(2,099)
Unrealized loss on available-for-sale investments	—	—	—	—	94	94
Foreign currency transaction adjustment	—	—	—	—	(74)	(74)
Foreign currency translation adjustment for disposition of foreign subsidiaries	—	—	—	—	(1,362)	(1,362)
Tax effect of equity compensation	—	—	7,032	—	—	7,032
Stock-based compensation	—	—	15,010	—	—	15,010
Taxes paid on stock issued for equity awards	—	—	(3,886)	—	—	(3,886)
Net income	—	—	—	4,680	—	4,680

Balance, December 31, 2010	36,089	$4	$1,322,265	$(1,020,496)	$(2)	$301,771
Common stock issued for stock options and restricted stock units	2,627	—	17,121	—	—	17,121
Common stock issued for employee stock purchase plan	54	—	377	—	—	377
Sale of common stock	764	—	7,000	—	—	7,000
Unrealized loss on available-for-sale investments	—	—	—	—	34	34
Tax effect of equity compensation	—	—	1,260	—	—	1,260
Stock-based compensation	—	—	7,734	—	—	7,734
Taxes paid on stock issued for equity awards	—	—	(1,786)	—	—	(1,786)
Net income	—	—	—	21,594	—	21,594

Balance, December 31, 2011	39,534	$4	$1,353,971	$(998,902)	$32	$355,105
Common stock issued for stock options and restricted stock units	1,236	—	9,025	—	—	9,025
Common stock issued for employee stock purchase plan	62	—	601	—	—	601
Unrealized loss on available-for-sale investments	—	—	—	—	(42)	(42)
Unrealized loss on derivative instrument	—	—	—	—	(266)	(266)
Tax effect of equity compensation	—	—	22,693	—	—	22,693
Stock-based compensation	—	—	13,344	—	—	13,344
Taxes paid on stock issued for equity awards	—	—	(1,318)	—	—	(1,318)
Reclassification of equity award to liability award	—	—	(6,218)	—		(6,218)
Net income	—	—	—	22,526	—	22,526

Balance, December 31, 2012	40,832	4	1,392,098	(976,376)	(276)	415,450

See notes to consolidated financial statements.

BLUCORA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$22,526	$21,594	$4,680
Loss from discontinued operations	—	2,253	4,593
Loss on sale of discontinued operations	—	7,674	—

Income from continuing operations	22,526	31,521	9,273
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Stock-based compensation	8,937	5,756	13,918
Warrant-related stock-based compensation	4,286	1,932	—
Depreciation and amortization	23,011	7,456	15,793
Excess tax benefits from stock-based award activity	(23,041)	(1,260)	(7,032)
Earn-out contingent liability adjustments	—	3,000	5,000
Gain on resolution of contingent liability	—	(1,500)	—
Common stock retired relating to litigation settlement	—	—	(2,099)
Unrealized amortization of premium or accretion of discount on investments, net	(194)	(89)	365
Loss on disposal of assets, net	—	46	1,262
Foreign currency translation gains, net	—	—	(1,436)
Deferred income taxes	(8,738)	(18,870)	19
Amortization of debt origination costs	820	—	—
Accretion of debt discount	325	—	—
Loss on derivative instrument	2,346	—	—
Other	31	(28)	3
Changes in operating assets and liabilities:
Accounts receivable	(597)	(5,734)	9,274
Other receivables	(665)	643	1,852
Prepaid expenses and other current assets	(5,862)	284	636
Other long-term assets	1,981	(258)	(201)
Accounts payable	(1,600)	26,253	(3,506)
Accrued expenses and other current and long-term liabilities	25,265	(23,889)	6,785

Net cash provided by operating activities	48,831	25,263	49,906
Investing Activities:
Business acquisitions, net of cash acquired	(279,386)	—	(8,000)
Purchases of property and equipment	(3,756)	(2,679)	(2,894)
Change in restricted cash	252	649	230
Proceeds from sale of assets	4	—	307
Proceeds from sales of investments	203,493	63,166	52,801
Proceeds from maturities of investments	36,753	160,161	191,976
Purchases of investments	(122,433)	(336,770)	(200,493)

Net cash provided (used) by investing activities	(165,073)	(115,473)	33,927
Financing Activities:
Proceeds from loan, net of debt issuance costs of $2,343 and debt discount of $953	96,704	—	—
Repayment of debt	(25,504)	—	—
Excess tax benefits from stock-based award activity	23,041	1,260	7,032
Proceeds from stock option exercises	9,099	17,049	2,191
Proceeds from issuance of stock through employee stock purchase plan	601	377	350
Proceeds from sale of common stock	—	7,000	—
Repayment of capital lease obligation	—	(221)	(589)
Tax payments from shares withheld upon vesting of restricted stock units	(1,318)	(1,786)	(4,201)
Earn-out payments for business acquisitions	—	(423)	(4,577)

Net cash provided by financing activities	102,623	23,256	206
Discontinued operations:
Net cash used by operating activities of discontinued operations	—	(6,156)	(4,034)
Net cash used by investing activities of discontinued operations	—	(638)	(8,110)

Net cash used by discontinued operations	—	(6,794)	(12,144)

Net increase (decrease) in cash and cash equivalents	(13,619)	(73,748)	71,895
Cash and cash equivalents, beginning of period	81,897	155,645	83,750

Cash and cash equivalents, end of period	$68,278	$81,897	$155,645

Supplemental disclosure of non-cash investing activities:
Liabilities assumed in purchase transaction	$—	$—	$(8,231)
Purchases of assets through leasehold incentives	$841	$—	$—
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	$—	$(3,000)	$(5,000)
Cash paid (received) for:
Income tax expense (benefit) for continuing operations	$3,071	$809	$(364)
Interest expense for continuing operations	$3,527	$48	$24

See notes to consolidated financial statements.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011, and 2010

Note 1:    The Company and Basis of Presentation

Description of the business:    Blucora, Inc. (the “Company” or “Blucora”) operates two primary businesses: an internet search business and an online tax preparation business. The Company’s search business, InfoSpace, consists primarily of a B2B offering that provides its search technology, aggregated content, and services to its distribution partners. The search business also offers search services directly to consumers through its internet search properties. The tax preparation business consists of the operations of the TaxACT tax preparation online service and software business that the Company acquired on January 31, 2012.

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

Segments:    As a result of the acquisition of the TaxACT business, the Company has determined that it has two reporting segments: Search and Tax Preparation. The Search segment is the InfoSpace business and the Tax Preparation segment is the TaxACT business. Unless the context indicates otherwise, the Company uses the term “search” to represent search services and uses the term “tax preparation” to represent services and products sold through the TaxACT business (see “Note 13: Segment Information”).

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

Short-term investments:    The Company principally invests its available cash in investment-grade income securities, AAA-rated money market funds, and insured time deposits with commercial banks. Such investments are included in “Cash and cash equivalents” and “Short-term investments, available for sale,” on the consolidated

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

balance sheets, and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets.

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

The Company capitalizes certain internal-use software development costs, consisting primarily of employee salaries and benefits allocated on a project or product basis. The Company capitalized $952,000, $1.2 million, and $1.0 million of internal-use software costs in the years ended December 31, 2012, 2011, and 2010, respectively.

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

Valuation of goodwill and intangible assets:    The Company evaluates goodwill and indefinite-lived intangible assets at least annually, and evaluates all intangible assets for impairment whenever events or changes in circumstances, including material changes in the fair value of the Company’s outstanding common stock, indicate that the carrying amount of the Company’s assets might not be recoverable.

The Company tests for goodwill impairment at the reporting unit level. In the evaluation of goodwill, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, the Company performs a quantitative assessment and compares the fair value of the reporting unit to the carrying amount. The reporting unit fair values are determined for each reporting unit by using a combination of projections of future discounted cash flows, and EBITDA and revenue multiple comparisons with comparable publicly-held companies. If the fair value of a reporting unit was determined to be less than its carrying amount, the Company would record an impairment loss equal to the excess of the carrying amount of the reporting unit’s goodwill over its fair value.

In the evaluation of indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of an asset is less than the carrying amount. If so, the Company performs a quantitative assessment and compares the fair value of the asset to its carrying amount. The Company bases its measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

If the fair value of an indefinite-lived intangible asset was determined to be less than its carrying amount, the Company would record an impairment loss equal to the excess of the carrying amount of the reporting unit’s goodwill over its fair value.

Other investments:    Included in other long-term assets are the Company’s investment in equity investments of privately-held companies for business and strategic purposes. The Company currently holds equity securities and warrants to purchase equity securities in companies whose securities are not publicly traded. The Company’s equity investments were carried at a fair value of $0 at December 31, 2012 and 2011.

Revenue recognition:    The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have an impact on the timing and amount of revenue that the Company recognizes.

The Company also evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the service or product, or on a net basis, which is the customer payment less amounts the Company pays to suppliers. In making that evaluation, the Company considers indicators such as whether the Company is the primary obligor in the arrangement and assumes the risks and rewards as a principal in the customer transaction, including the credit risk, and whether the Company can set the sales price and select suppliers. The accounting principles generally accepted in the United States of America (“GAAP”) clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

Search services revenue recognition:    The Company’s revenues are generated primarily from its web search services. The Company generates search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of the Company’s owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays the Company a portion of that fee. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company. This revenue is recorded in the Search segment.

Under the Company’s agreements with its Search Customers and its distribution partners, the Company is the primary obligor, separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements, and assumes the credit risk for amounts invoiced to its Search Customers. For search services, the Company determines the paid search results, content, and information directed to its owned and operated websites and its distribution partners’ web properties.

The Company earns revenue from its Search Customers by providing paid search results generated from its owned and operated web properties and from its distribution partners’ web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, the Company records search services revenue on a gross basis.

Tax preparation revenue recognition:    The Company derives revenue from the sale of tax preparation online services, ancillary service offerings, tax preparation packaged software products, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

support services, data archive services, bank or reloadable pre-paid debit card services, and e-filing services. This revenue is recorded in the Tax Preparation segment.

The Company’s tax preparation segment service revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. The Company recognizes revenue from these services as the services are performed and the four revenue recognition criteria described above are met.

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

Cost of sales:    Cost of sales consists of costs related to revenue sharing arrangements with the Company’s distribution partners, usage-based content fees, certain costs associated with the operation of the Company’s data centers that serve its search and tax preparation businesses, including amortization of intangible assets, depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, customer payment processing fees, bank service fees, and royalties.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Engineering and technology expenses:    Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees.

Sales and marketing expenses:    Sales and marketing expenses consist primarily of marketing expenses associated with the Company’s tax preparation business (which includes the following channels: television, radio, online banner ads, internet search, and email), the Company’s owned and operated web properties (which consist of traffic acquisition, including online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs), and the cost of temporary help and contractors to augment the Company’s staffing.

Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $31.8 million, $14.4 million, and $18.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Prepaid advertising costs were $2.5 million at December 31, 2012.

General and administrative expenses:    General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, and insurance expenses.

Stock-based compensation:    The Company measures and recognizes its compensation expense for all stock-based payment awards made to employees and directors, including stock option, restricted stock unit grants, and market stock unit grants and purchases of stock made pursuant to the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. Expense is recognized on a straight-line basis over the requisite vesting period for each separately vesting portion of the award, adjusted for an estimated forfeiture rate.

To determine the stock-based compensation expense that was recognized with respect to restricted stock units (“RSU”), market stock units (“MSU”), which are a form of share price performance-based restricted stock units granted under the Company’s 2011 long-term executive compensation plan, employee and non-employee director stock options, and the Warrant issued to Cambridge Information Group I LLC (“CIG”), the Company used the fair value at date of grant for RSUs, the Monte Carlo valuation method for the MSU grants, and the Black-Scholes-Merton option-pricing model for stock option grants and the Warrant. An option award to a non-employee was valued by the Black-Scholes-Merton method upon the completion of a qualified business acquisition by the Company in 2012. For each of the above awards, the value of the portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying consolidated financial statements for the years ended December 31, 2012, 2011, and 2010.

Debt Issuance Costs and Debt Discount:    Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments.

Hedging:    The Company uses a derivative financial instrument in the form of an interest rate swap agreement for the purpose of minimizing exposure to changes in interest rates. This swap agreement is accounted

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

for as a cash flow hedge and changes in the fair value of the hedge instrument are included in other comprehensive income while the hedge is perfectly effective, and any ineffectiveness would be recorded to other income (loss), net in the Statement of operations and comprehensive income.

Employee benefit plan:    The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. Pursuant to a continuing resolution, in 2012, 2011, and 2010, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2012, 2011, and 2010, the Company contributed $374,000, $288,000, and $309,000, respectively, for employees.

Other loss (income), net:     Other loss (income), net for the years ended December 31, 2012, 2011, and 2010, consists of the following (in thousands):

	2012	2011	2010
Interest expense	$3,522	$—	$—
Interest income	(131)	(369)	(331)
Amortization of debt issuance costs	820	—	—
Accretion of debt discount	325	—	—
Loss on derivative instrument	2,346	—	—
Gain on contingency resolution	—	(1,500)	—
Increase in fair value of earn-out contingent liability	—	3,000	5,000
Foreign currency exchange loss (gain), net	48	20	(1,335)
Litigation settlement gain	—	—	(18,965)
Loss (gain) on disposal of assets	(1)	46	1,014
Other	(252)	49	(630)

Other loss (income), net	$6,677	$1,246	$(15,247)

In 2012, the Company incurred interest expenses of $3.5 million and a loss on a derivative instrument of $2.3 million. The financial performance of Make The Web Better, acquired on April 1, 2010, was greater than expected; as a consequence, the fair value of the related contingent consideration increased and additional charges of $3.0 million and $5.0 million were recorded in the years ended December 31, 2011 and 2010, respectively. Also in 2011, the Company recorded a gain of $1.5 million related to the resolution of a contingent liability. In 2010, the Company recognized a $19.0 million gain related to a litigation settlement and recorded $1.4 million in recognition of foreign currency translation gains, primarily related to the sale or substantial liquidation of wholly-owned subsidiaries.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Loss from discontinued operations and loss on sale of discontinued operations:    On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from the business are reflected as discontinued operations for all periods presented. Revenue, loss before taxes, income tax benefit, and loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes, for the year ended December 31, 2011 are presented below (in thousands):

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

Net income per share: Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, a warrant issued in August 2011 (the “Warrant”), and unvested RSUs and MSUs, using the treasury stock method. Performance-based stock options for which performance has not yet been achieved are excluded from the calculation of potentially dilutive shares. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The treasury stock method calculates the dilutive effect for awards with an exercise price less than the average stock price during the period presented (in thousands):

	Years ended December 31,
In thousands	2012	2011	2010
Weighted average common shares outstanding, basic	40,279	37,954	35,886
Dilutive stock options, RSUs, MSUs, and the Warrant	1,393	667	943

Weighted average common shares outstanding, diluted	41,672	38,621	36,829
Antidilutive awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	200	876	1,199
Outstanding awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	804	2,927	4,282
Outstanding awards with performance conditions not completed during the applicable period not included in dilutive share calculation	168	—	—

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

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

the period realized. Amounts reclassified out of other comprehensive income into net income were determined on the basis of specific identification.

The following table provides information about activity in other comprehensive income during the period from January 1, 2010 to December 31, 2012 (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investment	Unrealized loss on derivative instrument	Total
Balance as of January 1, 2010	$1,436	$(96)	—	$1,340
Other comprehensive loss	(1,436)	94	—	(1,342)

Balance as of December 31, 2010	—	(2)	—	(2)
Other comprehensive income	—	34	—	34

Balance as of December 31, 2011	—	32	—	32
Other comprehensive loss	—	(42)	(266)	(308)

Balance as of December 31, 2012	$—	$(10)	$(266)	$(276)

Foreign currencies:    Foreign subsidiary financial statements are denominated in foreign currencies and are translated at the exchange rate on the balance sheet date. Realized gains and losses on foreign currency transactions are included in other loss (income), net. In 2010, substantially all of Blucora’s foreign subsidiaries were sold or liquidated.

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

The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

Revenue concentration:    The Company derives a significant portion of its revenues from two Search Customers. Revenues from the top two Search Customers represented 84%, 99%, and 97% of revenues in each of the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, two Search Customers accounted for more than 90% of the Company’s accounts receivable balance.

Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years ended December 31,
	2012	2011	2010
United States	$402,656	$226,229	$209,029
International	4,263	2,584	5,314

Total	$406,919	$228,813	$214,343

Fair value of financial instruments:    The Company does not measure the fair value of any financial instrument other than cash equivalents, available-for-sale investments, derivative instruments, and its investment

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

in a privately-held company. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of other financial instruments (accounts receivable, other receivables, and accounts payable), other current assets and accrued expenses, and other current liabilities are not recorded at fair value but approximate fair values primarily due to their short-term nature.

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to the Company’s Level 2 instruments such as corporate notes and bonds, agency securities, municipal bonds, money market funds, and insured time deposits. Level 3 instruments are valued using internally developed models with unobservable inputs, which will vary based on the instrument. The Company values the Warrant, classified within Level 3 by using the Black-Scholes valuation model which has significant unobservable marketable inputs; those unobservable inputs are based on historical and observable information, primarily the Company’s stock price, and are not expected to vary materially unless the stock price varies materially. If the Company’s stock price at December 31, 2012 had been twenty percent higher at that date, the fair value of the Warrant would have been thirty-two percent higher, resulting in an increase in the Company’s loss on derivative instrument for the year ended December 31, 2012, of $2.7 million.

The Company’s Level 2 investments are priced based on similar investments or assets without applying significant adjustments. In addition, all of the Company’s Level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

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

During the year ended December 31, 2012, the Company provided a valuation allowance against certain net deferred tax assets. During the year ended December 31, 2011, based on the weight of available evidence, the Company determined that it was more likely than not that it would realize $18.9 million of its deferred tax assets in the foreseeable future. Accordingly the Company released the valuation allowance against this portion of its deferred tax assets and retained the valuation allowance against the remainder at year end. During the year ended December 31, 2010, the Company provided a full valuation allowance against its net deferred tax assets.

Lease accounting:    The Company leases office space and computer equipment used in its data centers. These leases are classified as either capital leases or operating leases, as appropriate. The amortization of assets under capital leases is included in depreciation expense. For the years ended December 31, 2012, 2011, and 2010, $0, $188,000, and $537,000, respectively, of amortization for assets acquired under capital leases was included in depreciation expense.

Use of estimates:    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, valuation of investments, valuation

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

of the Warrant and interest rate swap derivatives, revenue recognition, the estimated allowance for sales returns and doubtful accounts, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.

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

In July 2012, the FASB issued an ASU to simplify how entities test indefinite-lived intangible assets for impairment to improve consistency in impairment testing requirements among long-lived asset categories. The ASU permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets for which this assessment concludes it is more likely than not that the fair value is more than its carrying value, this ASU eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The Company early adopted the new standard on October 1, 2012. The adoption of this ASU did not materially impact the Company’s consolidated condensed financial statements.

Note 3:    Business Combinations

Presented below is information regarding the Company’s business combinations during the years ended December 31, 2012, 2011, and 2010, including information about the purchase price accounting from these transactions.

TaxACT Holdings.    On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, 2nd Story, which operates the TaxACT tax preparation online service and software business. The Company paid $287.5 million in cash for this acquisition, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from the Company’s cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn at the transaction’s close). See Note 10 for further discussion of the credit facility. The acquisition was intended to diversify the Company’s business model and expand its operations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. Final valuations are as follows (in thousands):

Fair Value
Tangible assets acquired	$22,465
Liabilities assumed	17,759

Identifiable net assets acquired	$4,706

Fair value adjustments to intangible assets
Customer relationships	$101,400
Proprietary technology	29,800
Trade name	19,499

Fair value of intangible assets acquired	$150,699

Purchase price:
Cash paid	$287,500
Less identifiable net assets acquired	(4,706)
Plus deferred tax liability related to intangible assets	53,380
Less fair value of intangible assets acquired	(150,699)

Excess of purchase price over net assets acquired, allocated to goodwill	$185,475

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

The Company recorded acquisition costs of $1.1 million in 2012 and $305,000 in 2011, which were recognized in general and administrative expenses. The Company incurred $2.3 million of debt origination costs related to the credit facility used to help fund the acquisition, which the Company plans to amortize to interest expense over the term of the credit facility. The Company did not assume any equity awards or plans from 2nd Story. Following the completion of the acquisition, the Company issued 380,000 options and 167,000 RSUs to 2nd Story’s employees as an incentive for future services and at levels consistent with other employee awards.

The Company’s estimates of the economic lives of the acquired assets are eight years for the customer relationships, four years for the proprietary technology, approximately three years for the personal property assets, and the trade name is estimated to have an indefinite-life. The Company plans to amortize the assets over their respective estimated lives.

The goodwill arising from the TaxACT acquisition consists largely of the ability to attract new customers and develop new technologies post acquisition, which do not qualify for separate recognition. The Company determined that no portion of the goodwill arising from the TaxACT acquisition will be deductible for income tax purposes, except in one state where the Company made an election to recognize the gain on a deemed asset acquisition. The goodwill and the trade name will be tested for impairment at least annually.

The gross contractual amount of trade accounts receivable acquired was $9.4 million, all of which has been collected. The Company recorded a fair value of $304,000 for deferred revenue associated with the TaxACT business’s data storage and retrieval service, which 2nd Story, prior to the acquisition, had recorded at $5.1 million as of the acquisition date.

Since the acquisition date, the Company has included in its consolidated results the financial results of operations of the TaxACT business, which included total revenue of $62.1 million and a contribution to the Tax Preparation segment income of $30.1 million.

Pro Forma Financial Information of Acquisitions (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and 2nd Story on a pro forma basis, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma revenues and income from continuing operations for the years ended December 31, 2012 and 2011 combines the historical results of operations of the Company and 2nd Story for the year ended December 31, 2011, and combines the historical results of the Company for the year ended December 31, 2012 with the results of 2nd Story for the month ended January 31, 2012.

The following amounts are in thousands:

	Year ended December 31,
	2012	2011
Revenues	$427,809	$307,594
Income from continuing operations	$26,819	$11,251

Mercantila

On May 10, 2010, the Company acquired certain assets from Mercantila, Inc., an e-commerce company. The acquisition was intended to diversify the Company’s business model and expand its operations into the online retail industry. On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc., and the results of operations from the Mercantila business are reflected as discontinued operations for all

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

periods presented in the Company’s Annual Report on Form 10-K. Nikhil Behl, a former Named Executive Officer of Blucora, owned a majority interest in Zoo Stores at the time of the transaction, and Mr. Behl ceased to be an officer of, or otherwise affiliated with, Blucora upon the closing of the transaction.

Since the acquisition date, the Company has included in its consolidated results the financial results of the operation of its acquired Mercantila, Inc. assets, which included $49.4 million of revenue, a contribution to loss from discontinued operations of $6.8 million, and a loss on sale of $7.7 million.

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

Make The Web Better

On April 1, 2010, the Company purchased assets consisting of web properties and licenses for content and technology from Make The Web Better, a search distribution partner and privately-held developer of online products used on social networking sites, for $13.0 million. The purchase was intended to increase profitability and increase the proportion of the search services revenue generated through the Company’s owned and operated properties. The purchase consideration included an initial cash payment of $8.0 million, with the remaining consideration payable in cash and contingent on future financial performance.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

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

The installed code base technology, technology license, and prepaid hosting services have estimated useful lives of 57 months, 33 months, and five months, respectively. The installed code base technology and the license are amortized proportionately over their lives based on the estimated total revenue to be generated through the acquired technology, adjusted for revisions in the estimated total revenue expected to be generated. The prepaid hosting services is amortized over its life under the straight-line method. The Company expects that any consideration paid in excess of the original $5.0 million contingent consideration will be deductible for tax purposes.

Revenue generated from search traffic on the Make The Web Better site was $3.1 million in 2012, $8.2 million in 2011, and $16.4 million in 2010. Other than the amortization expense of $752,000 in 2012, $2.6 million in 2011, and $9.0 million in 2010 associated with the recognized code base intangible asset, direct operating costs associated with the revenue generated by this site are not significant. Additionally, see Note 2 for costs related to a contingent consideration arrangement with the former owners of Make The Web Better.

Note 4:    Goodwill and Other Intangible Assets

The following table presents the changes in goodwill by reportable segment during the period from January 1, 2011 to December 31, 2012 (in thousands):

	Search	Tax Preparation	Total
Goodwill as of January 1, 2011 and 2012	$44,815	$—	$44,815
Additions	—	185,475	185,475

Goodwill as of December 31, 2012	$44,815	$185,475	$230,290

In 2012, the additions to goodwill relate to the Company’s acquisition of TaxACT as described in Note 3.

Impairment Assessments:    The Company performs its annual assessment of possible impairment of goodwill and other indefinite-lived intangible assets as of November 30, or more frequently if events and circumstances indicate that impairment may have occurred. As of November 30, 2012 and 2011, the Company had no impairments.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Installed code base technology	$12,650	$(12,369)	$281	$12,650	$(11,618)	$1,032
Core technology	1,085	(1,085)	—	1,085	(1,085)	—
Tax Preparation customer relationships	101,400	(11,619)	89,781	—	—	—
Tax Preparation proprietary technology	29,800	(6,829)	22,971	—	—	—
Other	6,667	(6,667)	—	6,667	(6,667)	—

Total definite-lived intangible assets	151,602	(38,569)	113,033	20,402	(19,370)	1,032
Indefinite-lived intangible assets	19,782	—	19,782	283	—	283

Total	$171,384	$(38,569)	$132,815	$20,685	$(19,370)	$1,315

Indefinite-lived intangible assets other than goodwill relate primarily to trade names associated with the 2012 acquisition of TaxACT.

The Company amortizes definite-lived intangible assets over their expected useful lives under the straight-line method, except for the installed code base technology, which is amortized proportional to expected revenue. Information about expected amortization of definite-lived intangible assets held as of December 31, 2012 in the next five years is presented in the below table (in thousands):

	2013	2014	2015	2016	2017	Total
Statement of operations location of amortization:
Cost of sales	$7,668	$7,513	$7,450	$621	$—	$23,252
Amortization of intangible assets	12,675	12,675	12,675	12,675	12,675	63,375

Total	$20,343	$20,188	$20,125	$13,296	$12,675	$86,627

The weighted average amortization period for definite-lived intangible assets is 75 months.

Note 5:    Balance Sheet Components

Short-term investments classified as available-for-sale at December 31, 2012 and 2011 consisted of the following, stated at fair value (in thousands):

	December 31,
	2012	2011
U.S. government securities	$41,402	$162,170
Taxable municipal bonds	36,043	—
Commercial paper	9,396	49,484
Time deposits	7,169	—

Total short-term investments available-for-sale	$94,010	$211,654

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Maturity information was as follows for investments classified as available-for-sale at December 31, 2012 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$94,029	$36	$(55)	$94,010
Greater than one year	—	—	—	—

Total	$94,029	$36	$(55)	$94,010

Maturity information was as follows for investments classified as available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Within one year	$211,622	$34	$(2)	$211,654
Greater than one year	—	—	—	—

Total	$211,622	$34	$(2)	$211,654

Prepaid expenses and other current assets, net consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Prepaid expenses and other current assets, net
Prepaid expenses	$5,268	$1,878
Other current assets, net	5,643	80

Total prepaid expenses and other current assets, net	$10,911	$1,958

Property and equipment consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Property and equipment
Computer equipment and data center	$13,262	$10,712
Purchased software	5,046	4,594
Internally developed software	4,691	3,972
Office equipment	1,758	1,665
Office furniture	612	462
Leasehold improvements and other	3,400	3,133

	28,769	24,538
Accumulated depreciation	(22,636)	(19,261)

	6,133	5,277
Capital projects in progress	1,400	—

Total property and equipment	$7,533	$5,277

At December 31, 2012 and 2011, unamortized internally-developed software was $1.4 million and $1.6 million, respectively, and for the years ended December 31, 2012 and 2011, the Company recorded depreciation expense for internally-developed software of $947,000 and $877,000, respectively.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Accrued expenses and other current liabilities consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Accrued expenses and other current liabilities
Salaries and related expenses	$5,185	$4,014
Accrued content costs	3,017	1,141
Business acquisition contingent liability	1,101	3,184
Other	3,977	1,910

Total accrued expenses and other current liabilities	$13,280	$10,249

Note 6:    Fair Value Measurements

The Company measures its investments and derivative instruments at fair value under GAAP. The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the re porting date using
	December 31, 2012	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$6,900	$—	$6,900	$—
Money market and other funds	13,723	—	13,723	—
Commercial paper	6,999	—	6,999	—
Time deposits	1,245	—	1,245	—
Taxable municipal bonds	8,794	—	8,794	—

Total cash equivalents	37,661	—	37,661	—

Available-for-sale securities:
U.S. government securities	41,402	—	41,402	—
Commercial paper	9,396	—	9,396	—
Time deposits	7,169	—	7,169	—
Taxable municipal bonds	36,043	—	36,043	—

Total available-for-sale securities	94,010	—	94,010	—

Total assets	131,671	—	131,671	—
Liabilities
Derivative instruments
Warrant (see Note 8)	(8,564)	—	—	(8,564)
Interest rate swap (see Note 10)	(410)	—	(410)	—

Total liabilities	(8,974)	—	(410)	(8,564)

Total assets and liabilities at fair value	$122,697	$—	$131,261	$(8,564)

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

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

There were no financial assets measured on a recurring basis by using significant Level 3 inputs during the year ended December 31, 2011. The Company reviews the impairments of its available-for-sale investments and classifies the impairment of any individual available-for-sale investment as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Note 7:    Stockholders’ Equity

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

1996 Plan:    The Company primarily has one stock plan, the Restated 1996 Flexible Stock Incentive Program (the “1996 Plan”), that was used for grants during 2012, 2011, and 2010. RSUs and options granted under the 1996 Plan typically are scheduled to vest over three years or less, with 33 1/3% vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis. Options and RSUs granted in 2012, 2011, and 2010 under the 1996 Plan generally, with a few exceptions, vest over a period of three years, with 33 1/3% vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

annual basis, and expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance targets.

Through January 1, 2011, the number of shares available for grant pursuant to securities issued under the 1996 Plan increased annually on the first day of January by an amount equal to the lesser of (A) five percent of the Company’s outstanding shares at the end of the Company’s preceding fiscal year or (B) a lesser amount determined by the Board of Directors. This evergreen provision subsequently expired and was removed from the plan. The 1996 Plan limits the number of shares of common stock that may be granted to any one individual pursuant to stock options in any fiscal year of the Company to 800,000 shares, plus an additional 800,000 shares in connection with his or her initial employment with the Company, which initial grant does not count against the limit.

In 2011, the Company granted MSUs under the 1996 Plan. The actual amount of MSUs earned was 150% of the target award, based on the change in the Company’s total stockholder return relative to the change in the closing value of the iShares Russell 2000 Index. Each MSU represents the right to receive one share of Blucora common stock upon satisfaction of the performance measure and vesting. One-third of the earned MSUs vested on April 1, 2012, and the remaining earned MSUs are scheduled to vest in equal installments on each of April 1, 2013 and 2014. If an option, RSU, or MSU award is surrendered or for any other reason unused, in whole or in part, the shares that were subject to the award shall continue to be available under the 1996 Plan.

2001 Plan:    In 2012, the Company terminated its 2001 Nonstatutory Stock Option Plan, under which nonqualified stock options to purchase common stock or shares of restricted stock could be granted to employees. At December 31, 2012, no awards remained available for grant from that plan.

Plans and awards assumed through acquisition:    In addition to the plans described above, the Company has assumed stock incentive plans and awards through acquisitions. The majority of the plans assumed have expired; one plan has options outstanding although the plan has expired. There are no shares available for grant as of December 31, 2012 under any plan assumed through acquisition.

A summary of the general terms of options to purchase common stock, RSUs and MSUs previously granted under these plans, including options outstanding and available for grant at December 31, 2012, is as follows:

	1996 Plan	2001 Plan
Requisite service period in years	4 or less	3 or less
Life in years	7 or 10	7 or 10
Options, RSUs, and MSUs outstanding at December 31, 2012	4,583,627	65,550
Options, RSUs, and MSUs available for grant at December 31, 2012	4,953,656	—

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

	Options	Weighted average exercise price
Outstanding December 31, 2009	6,175,979	$13.74
Granted	1,755,600	9.74
Forfeited	(605,032)	11.41
Expired	(1,006,259)	20.32
Exercised	(274,495)	8.53

Outstanding December 31, 2010	6,045,793	11.95
Granted	1,540,350	8.71
Forfeited	(764,354)	8.93
Expired	(701,082)	18.64
Exercised	(2,153,410)	7.95

Outstanding December 31, 2011	3,967,297	12.26
Granted	1,014,200	12.16
Forfeited	(150,000)	9.61
Expired	(130,958)	34.18
Exercised	(956,900)	9.43

Outstanding December 31, 2012	3,743,639	$12.29

Options exercisable, December 31, 2012	2,228,437	$13.33

Options exercisable and expected to vest after December 31, 2012*	3,495,256	$12.39

*	Options expected to vest reflect an estimated forfeiture rate.

All grants in 2012, 2011, and 2010 were made at an exercise price equal to the market price at the date of grant. Additional information regarding options outstanding for all plans as of December 31, 2012, is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$7.10 – 8.63	503,262	4.70	$7.88	322,860	$7.52
$8.70 – 8.70	200,000	5.82	8.70	200,000	8.70
$8.74 – 8.74	855,500	5.38	8.74	455,500	8.74
$8.80 – 10.78	443,400	3.84	9.63	393,239	9.64
$11.01 – 11.39	539,227	4.46	11.25	168,788	11.24
$11.82 – 12.31	423,100	5.51	12.26	63,500	12.20
$12.76 – 23.45	207,600	5.02	16.28	53,000	21.91
$24.29 – 24.29	450,000	0.01	24.29	450,000	24.29
$24.47 – 25.43	120,550	0.64	24.71	120,550	24.71
$27.17 – 27.17	1,000	0.31	27.17	1,000	27.17

Total	3,743,639	4.19	$12.29	2,228,437	$13.33

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Restricted stock units:     Activity and weighted average grant date fair value information regarding all RSU grants are summarized as follows:

	Restricted stock	Weighted average grant date fair value
Outstanding December 31, 2009	1,578,269	$8.46
Granted	1,239,959	9.92
Forfeited	(374,288)	8.81
Vested	(1,066,455)	9.01

Outstanding December 31, 2010	1,377,485	9.26
Granted	291,500	8.86
Forfeited	(377,825)	9.07
Vested	(676,680)	9.30

Outstanding December 31, 2011	614,480	9.14
Granted	656,850	13.19
Forfeited	(111,706)	9.13
Vested	(334,336)	9.12

Outstanding December 31, 2012	825,288	$12.38

Expected to vest after December 31, 2012*	706,018	$12.38

*	RSUs expected to vest reflect an estimated forfeiture rate.

Market stock units:     Activity and weighted average grant date fair value information regarding all MSU grants are summarized as follows:

	Market stock units	Weighted average grant date fair value
Outstanding December 31, 2010	—	$—
Granted	155,250	9.28
Forfeited	(52,750)	9.28

Outstanding December 31, 2011	102,500	9.28
Performance adjustment	40,125	9.28
Cancelled	(22,250)	9.28
Vested	(40,125)	9.28

Outstanding December 31, 2012	80,250	$9.28

Expected to vest after December 31, 2012*	70,142	$9.28

*	MSUs expected to vest reflect an estimated forfeiture rate.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Other Plans:

1998 Employee Stock Purchase Plan:    The Company adopted the ESPP in August 1998. The ESPP is intended to qualify under Section 423 of the Code and permits eligible employees of the Company and its subsidiaries to purchase common stock through payroll deductions of up to 15% of their compensation. Under the ESPP, no employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, owners of 5% or more of the Company’s or one of its subsidiary’s common stock may not participate in the ESPP. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. The ESPP was implemented with six-month offering periods that begin on each February 1 and August 1. The price of common stock purchased under the ESPP is the lesser of 85% of the fair market value on the first day of an offering period or 85% of the fair market value on the last day of an offering period. The ESPP does not have a fixed expiration date, but may be terminated by the Company’s Board of Directors at any time. There were 62,058, 54,289, and 53,596 shares issued for the ESPP periods that ended in 2012, 2011, and 2010, respectively. During the year ended December 31, 2012, financing cash generated from the purchase of shares through the ESPP amounted to $601,000. The Company issues new shares upon purchase through the ESPP.

Stock Sale and Warrant:

On August 23, 2011, as part of a negotiated agreement, the Company added Andrew M. Snyder to its Board of Directors and entered into agreements to sell stock and issue a warrant to CIG, the investment entity that Mr. Snyder heads as President. In connection with those agreements, the details of which were disclosed under Items 1.01 and 3.02 in the Current Report on Form 8-K filed on August 23, 2011, Blucora sold to CIG 764,192 newly-issued shares of unregistered Blucora common stock at a purchase price of $9.16 per share and issued to CIG a warrant to purchase one million shares of Blucora common stock, exercisable at a price of $9.62 per share. The Warrant was originally scheduled to expire on August 23, 2014, but the completion of the acquisition of the TaxACT business on January 31, 2012, as discussed in Note 8, was an event under the Warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of Blucora.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Note 8:    Stock-based Compensation Expense

For the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation expense related to stock options, RSUs and MSUs in continuing operations of $13.2 million, $7.7 million, and $13.9 million, respectively. To estimate the compensation cost that was recognized for the years ended December 31, 2012, 2011, and 2010, the Company used the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for equity awards granted:

	Years ended December 31,
	2012	2011	2010
Stock option grants:
Risk-free interest rate	0.26% - 1.57%	0.25% - 1.58%	0.44% - 1.94%
Expected dividend yield	0%	0%	0%
Expected volatility	40% - 48%	40% - 50%	48% - 53%
Expected life	3.3 years	3.0 years	3.1 years
Non-employee stock option grant:
Risk-free interest rate	0.26%	—	—
Expected dividend yield	0%	—	—
Expected volatility	38% - 41%	—	—
Expected life	1.6 - 2.2 years	—	—
Market stock unit grants
Risk-free interest rate	—	0.15%	—
Blucora expected dividend yield	—	0%	—
iShares Russell 2000 Index expected dividend yield	—	1.08%	—
Blucora closing stock price	—	$8.74	—
iShares Russell 2000 Index closing price	—	$82.29	—
Blucora expected volatility	—	37.4%	—
iShares Russell 2000 Index expected volatility	—	20.3%	—
Measurement period	—	1.0 years	—
Warrant grant:
Risk-free interest rate	0.68% - 0.89%	0.46%	—
Expected dividend yield	0%	0%	—
Expected volatility	46% - 48%	39%	—
Expected life	4.6 - 5.4 years	2.0 years	—

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

As of December 31, 2012, total unrecognized stock-based compensation cost related to unvested stock options, unvested RSUs and unvested MSUs was $6.2 million, based on the Company’s estimate of its pre-vesting forfeiture rate. The balance at December 31, 2012 is expected to be recognized over a weighted average period of approximately 16 months. Total unrecognized stock-based compensation cost related to unvested stock options was $1.8 million, which is expected to be recognized over a weighted average period of approximately 15 months. Total unrecognized stock-based compensation cost related to unvested RSU grants was $4.3 million,

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

which is expected to be recognized over a weighted average period of approximately 16 months. Total unrecognized stock-based compensation cost related to unvested MSU grants was $133,000, which is expected to be recognized over a weighted average period of approximately 13 months.

The Company has included the following amounts for stock-based compensation cost, including the cost related to the ESPP, in the accompanying Statement of operations and comprehensive income for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands):

	Years ended December 31,
	2012	2011	2010
Cost of sales	$558	$286	$461
Engineering and technology	1,180	821	1,298
Sales and marketing	1,909	1,002	2,631
General and administrative	9,576	5,579	9,528

Total	13,223	$7,688	$13,918

Financing cash flow generated by tax benefits from stock-based award activity was $23.0 million in 2012. Excluded from the amounts recorded in the above categories of operating expense for the years ended December 31, 2012, 2011, and 2010 are the following amounts that were capitalized as part of internally developed software, and amounts that were reclassified as discontinued operations (amounts in thousands):

	Years ended December 31,
	2012	2011	2010
Internally developed software	$121	$206	$259
Discontinued operations	—	(159)	833

Total	$121	$47	$1,092

The stock based compensation expense for year ended December 31, 2011 includes $1.9 million fair value classified to general and administrative expenses for the Warrant issued in August 2011. The acquisition of the TaxACT business on January 31, 2012 fulfilled the Warrant agreement’s remaining performance condition and extended the Warrant’s expiration date. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense equal to the increase in the Warrant’s fair value and was recognized in general and administrative expenses in the first quarter of 2012. Additionally, subsequent to the modification, the Company treated the award as a derivative instrument, and the modification date fair value previously recognized in paid in capital of $6.2 million was classified as a current liability. The Warrant’s fair value will be determined each reporting period until settled, with gains or losses related to the change in fair value recorded in other loss (income), net. The Warrant’s fair value at December 31, 2012 is $8.5 million and the Company recorded a loss of $2.3 million in the year ended December 31, 2012. The Company recorded $6.6 million in total expense relating to the modification and subsequent change in fair value for the Warrant for the year ended December 31, 2012.

In October 2011, the Company granted 200,000 stock options to a non-employee who performed acquisition-related activities, and the award’s vesting was predicated on completing a qualified acquisition per the terms of the award. No expense was recognized in 2011 as a qualified acquisition did not occur. The expense for the award was recognized in 2012, due to the completion of the TaxACT acquisition on January 31, 2012,

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

which, as discussed in Note 3, was considered to be a qualifying acquisition. The modification of the award resulted in a charge to stock-based compensation expense in 2012 of $914,000.

In May 2012, the Company granted 190,000 performance-based stock options to certain employees who perform acquisition-related activities, and the awards’ vestings are predicated on completing qualified acquisitions per the terms of the awards. No expense was recognized in 2012, as a qualified acquisition did not occur.

Stock-based compensation expense recognized during the years ended December 31, 2012, 2011, and 2010 is based on the grant date fair values estimated using the Black-Scholes-Merton option pricing model for options granted, the fair value at date of grant for RSUs and the Monte Carlo valuation method for the MSU grants. The Company has historically disclosed and currently recognizes stock-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were, in substance, individual share-based awards. The Company estimates forfeitures at the time of grant and revises those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted average fair value for options granted in the years ended December 31, 2012, 2011, and 2010 was $3.84, $2.80, and $3.47 per share, respectively. The Company issues new shares upon exercise of options to purchase common stock and vesting of RSUs.

The total intrinsic value of RSUs vested, MSUs vested, options exercised, and shares purchased pursuant to the ESPP during the years ended December 31, 2012, 2011, and 2010 is supplemental information for the consolidated statements of cash flows and is presented below (amounts in thousands):

	Years ended December 31,
	2012	2011	2010
RSUs vested	$4,663	$5,945	$10,097
MSUs vested	$511	$—	$—
Options exercised	$3,886	$2,474	$436
Shares purchased pursuant to ESPP	$277	$100	$107

Awards outstanding at December 31, 2012 have the following total intrinsic value and weighted average remaining contractual terms:

	Outstanding at December 31, 2012	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Options outstanding	3,743,639	$18,126	4.2
Options exercisable and outstanding	2,228,437	$10,585	3.4
Restricted stock units outstanding	825,288	$12,965	1.0
Market stock units outstanding	80,250	$1,261	0.9

Options vested and outstanding at December 31, 2012 and expected to vest in the future, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $16.9 million and weighted average remaining contractual term of 4.1 years. RSUs expected to vest after December 31, 2012, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $11.1 million and weighted average remaining contractual term of 11 months. MSUs expected to vest after December 31, 2012, based on the Company’s estimate of its pre-vesting forfeiture rate, have an intrinsic value of $1.1 million and weighted average remaining contractual term of 10 months. Cash generated from the exercise of stock options amounted to $9.1 million for the year ended December 31, 2012.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

Note 9:    Commitments and Contingencies

The Company has noncancellable operating leases for its corporate facilities. The leases run through 2020. Rent expense under operating leases totaled $1.8 million, $1.8 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company’s debt commitments are included in the Company’s consolidated balance sheets. The Company’s contractual commitments are as follows for the following years ending December 31 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease commitments	$919	$1,770	$1,599	$1,222	$1,259	$3,649	$10,418
Less sublease income	(36)	—	—	—	—	—	(36)

Net lease payments required	883	1,770	1,599	1,222	1,259	3,649	10,382
Purchase commitments	1,272	581	423	92	61	—	2,429
Debt commitments	4,750	9,500	13,062	14,250	32,934	—	74,496

Total	$6,905	$11,851	$15,084	$15,564	$34,254	$3,649	$87,307

Purchase commitments.    The Company’s purchase commitments are primarily comprised of non-cancelable service agreements for its data centers.

The Company has pledged a portion of its cash as collateral for standby letters of credit and bank guaranties for certain of its property leases and banking arrangements. At December 31, 2012, the total amount of collateral pledged under these agreements was $3.4 million.

The above table does not reflect unrecognized tax benefits of approximately $1.2 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see Note 12.

Debt commitments:    The Company’s debt commitments consist of the minimum scheduled loan payments related to the credit facility that 2nd Story entered into to help finance the acquisition of the TaxACT business. 2nd Story may repay the amounts outstanding under the credit facility before its term is complete, depending on the cash generated by the TaxACT business’s operations.

Off-balance sheet arrangements.    The Company has no off-balance sheet arrangements other than operating leases. The Company does not believe that these operating leases are material to its current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

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

Note 10:    Debt

On January 31, 2012 in conjunction with closing the Company’s acquisition of the TaxACT business, 2nd Story entered into an agreement with a syndicate of lenders for a $105 million credit facility, consisting of $95

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

million term loan and up to $10 million under a revolving credit facility. 2nd Story’s obligations under the credit agreement are guaranteed by TaxACT Holdings, a direct subsidiary of the Company and the direct parent of 2nd Story, and are secured by the assets of the TaxACT business and the 2nd Story equity owned by TaxACT Holdings. On January 31, 2012, 2nd Story borrowed $95 million of term debt and $5 million under the revolving credit facility.

The $95 million term loan requires quarterly principal payments and matures on January 31, 2017. See the loan repayment schedule in Note 9. The interest rate on amounts borrowed under the term loan and the revolving loan is variable and payable as of the end of each interest period or, if more frequent, quarterly, based upon, at the election of 2nd Story, the Alternate Base Rate or the LIBOR Rate, plus the Applicable Margin (as such terms are defined in the credit agreement). The Applicable Margin is dependent on the consolidated Total Leverage Ratio (as defined in the credit agreement) of TaxACT Holdings and ranges from 2.0% to 3.5% for borrowings tied to the Alternative Base Rate and 3.0% to 4.5% for borrowings tied to the LIBOR Rate.

A portion of any excess cash flows, as the term is defined in the credit agreement, must be used to make a mandatory prepayment on the term loan within ninety days of June 30, 2013 and thereafter within 90 days of June 30th in succeeding years in the event that the leverage ratio is more than two-to-one on June 30th of that year. Amounts outstanding under the term loan may be prepaid without penalty. In 2012, 2nd Story repaid $25.5 million of the debt, including the balance of revolving credit facility. The remaining amount of debt outstanding under the term loan as of December 31, 2012 was $74.5 million. The credit agreement covenants limit 2nd Story and its parent, TaxACT Holdings, from, in certain circumstances, incurring additional indebtedness, incurring liens, paying dividends to the Company, making capital expenditures over stipulated maximums, allowing the consolidated Total Leverage Ratio (as defined in the credit agreement) to exceed stipulated levels over the debt term, and allowing the Fixed Charge Coverage Ratio to be less than stipulated levels.

As of December 31, 2012, the term loan’s gross carrying value of $74.5 million approximates its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

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

Note 11:    Derivative Instruments and Hedging Activities

During 2012, the interest rate swap purchased by 2nd Story, as further described in Note 10, was intended to reduce the risk that the Company’s cash flows and earnings would be adversely affected by interest rate fluctuations. The Company recognizes derivative instruments as either assets or liabilities on its consolidated balance sheets at fair value. The Company records changes in the fair value of the derivative instruments as gains or losses in the consolidated statements of comprehensive income in other loss (income), net, or to accumulated other comprehensive income in the consolidated balance sheets.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

The fair values of outstanding derivative instruments were as follows (in thousands):

	Balance Sheet Location	As of December 31, 2012
Derivative liabilities
Derivative designated as a hedging instrument:
Interest rate contract (interest rate swap)	Current liabilities - derivative instruments	$410
Derivative not designated as a hedging instrument:
Equity contract (the Warrant)	Current liabilities - derivative instruments	8,564

		$8,974

The derivative instrument in a hedging relationship had no effect on income for any and all periods presented, as it did not have any hedging ineffectiveness. The effect of the derivative instrument not designated as hedging instruments on income is summarized below for the year ended December 31, 2012 (in thousands):

Derivative not designated as hedging instrument	Location	Loss recognized in other loss (income), net
Equity contract (the Warrant)	Other loss (income), net	$2,346

Note 12:    Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Years ended December 31,
	2012	2011	2010
Current
U.S. federal	$23,303	$7,416	$9,010
State	437	166	(316)
Foreign	—	—	12

Total current benefit	$23,740	$7,582	$8,706

Deferred
U.S. federal	$(8,234)	$(18,654)	$19
State	(504)	(216)	—

Total deferred expense (benefit)	(8,738)	(18,870)	19

Income tax expense (benefit), net	$15,002	$(11,288)	$8,725

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

The income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 2012, 2011, and 2010 as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Income tax expense at federal statutory rate of 35%	$13,135	$7,082	$6,299
Nondeductible compensation	1,621	675	—
Deductible domestic production costs	(804)	—	—
Nondeductible loss on derivative instrument	821	—	—
Foreign exchange gain	—	—	(516)
Change in liabilities for uncertain tax positions	(75)	79	(566)
Change in valuation allowance	—	(19,272)	3,235
Other	304	148	273

Income tax expense (benefit), net	$15,002	$(11,288)	$8,725

The tax effect of temporary differences and net operating loss carryforwards from continuing operations that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Current:
Net operating loss carryforwards	$26,089	$—
Other, net	3,386	1,270

Total current tax assets	29,475	1,270
Non-current
Net operating loss carryforwards	227,079	274,779
Tax credit carryforwards	7,719	6,756
Depreciation and amortization	10,310	12,392
Stock-based compensation	5,381	5,304
Other, net	2,214	1,682

Total non-current tax assets	252,703	300,913

Total gross deferred tax assets	282,178	302,183

Valuation allowance	(262,353)	(283,000)

Deferred tax assets, net of valuation allowance	$19,825	$19,183
Deferred tax liabilities:
Current
Prepaid expenses	$—	$(309)

Total current tax liabilities	—	(309)

Non-current
Depreciation and amortization	(46,313)	(22)
Other, net	(770)	—

Total non-current tax liabilities	(47,083)	(22)

Total gross deferred tax liabilities	(47,083)	(331)

Net deferred tax assets (liabilities)	$(27,258)	$18,852

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

At December 31, 2012, the Company evaluated the need to maintain a valuation allowance for deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance, such as the profitability of the search and acquired tax preparation software businesses, reversing deferred tax liabilities and forecasted future taxable income.

The Company weighed each piece of evidence in a qualitative and quantitative analysis and based upon its judgment determined that the weight of the positive evidence was sufficient to conclude that the Company will more likely than not realize the U.S. deferred tax assets of an ordinary nature, other than the capital loss described below. The financial projections supporting the Company’s conclusion contain significant assumptions and estimates of future operations.

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

The Company has deferred tax assets for net operating losses that arose from excess tax benefits for stock-based compensation and minimum tax credits that arose from the corresponding alternative minimum tax paid for those excess tax benefits. The Company will continue to apply a valuation allowance against these deferred tax assets until the Company utilizes the deferred tax assets to reduce taxes payable.

The consolidated balance sheets reflect a decrease in the valuation allowance of $20.6 million and $33.4 million for the years ended December 31, 2012 and 2011, respectively. This release of the valuation allowance for deferred tax assets pertains to utilization of equity-based deferred tax assets used to reduce taxes payable. The consolidated balance sheets reflect an increase in equity upon the release of this valuation allowance. Accordingly, the income tax expense from continuing operations does not reflect a benefit for the release of the valuation allowance.

The net changes in the valuation allowance during the years ended December 31, 2012 and 2011 are shown below (in thousands):

	Valuation allowance
	2012	2011
Balance at beginning of year	$283,000	$316,355
Net changes to deferred tax assets, subject to a valuation allowance	(20,647)	(14,481)
Release of end of year valuation allowance	—	(18,874)

Balance at end of year	$262,353	$283,000

Net change during the year	$(20,647)	$(33,355)

As of December 31, 2012, the Company’s U.S. federal net operating loss carryforward for income tax purposes was $723.3 million, which relates to tax deductions for stock-based compensation. When the net operating loss carryforwards related to excess stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the consolidated balance sheets rather than the Company’s Statement of operations and comprehensive income.

If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2031, with the majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

Unrecognized tax benefits
Balance at January 1, 2010	$18,264
Gross increases for tax positions of prior years	146
Gross decreases for tax positions of prior years	(76)
Lapse of statute of limitations	(67)

Balance at December 31, 2011	$18,267
Gross increases for tax positions of prior years	1,208
Gross decreases for tax positions of prior years	(216)
Lapse of statute of limitations	(171)

Balance at December 31, 2012	$19,088

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $1.2 million and $816,000 as of December 31, 2012 and 2011, respectively. The remaining $17.9 million as of December 31, 2012 and $17.5 million as of December 31, 2011, if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2012, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the year ended December 31, 2012, the Company reversed previously accrued interest expense related to the uncertain tax positions upon expiration of the statute of limitations on assessments.

Note 13:    Segment Information

The Company changed its operational structure as a result of the January 31, 2012 acquisition of the TaxACT business. The Search segment is the InfoSpace business and the Tax Preparation segment is the TaxACT business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company has revised the presentation of its historical financial results for 2010 and 2011 to be consistent with the Company’s new measures for reportable segments information. The revised financial information for the new segment reporting is not indicative of how the Company operated or managed its business in the past.

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

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2012, 2011, and 2010

results from discontinued operations to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate.” The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for 2012, 2011, and 2010 are presented below (in thousands):

	Years ended December 31,
	2012	2011	2010
Search
Revenue	$344,814	$228,813	$214,343
Cost of revenue	245,135	143,887	119,881
Operating expense	37,494	38,720	45,043

Search segment income	62,185	46,206	49,419
Search segment margin	18%	20%	23%
Tax Preparation
Revenue	62,105	—	—
Cost of revenue	4,729	—	—
Operating expense	27,324	—	—

Tax Preparation segment income	30,052	—	—
Tax Preparation segment margin	48%	—	—
Total Segment
Total segment revenue	406,919	228,813	$214,343
Total segment cost of revenue	249,864	143,887	119,881
Total segment operating expenses	64,818	38,720	45,043

Total segment income	92,237	46,206	49,419
Total segment margin	23%	20%	23%
Corporate
Operating expense	11,798	9,583	16,957
Stock-based compensation	13,223	7,688	13,918
Depreciation	3,812	4,861	6,596
Amortization of intangible assets	19,199	2,595	9,197
Other loss (income), net	6,677	1,246	(15,247)
Income tax expense (benefit)	15,002	(11,288)	8,725
Loss from discontinued operations, net of tax	—	9,927	4,593

Total corporate	69,711	24,612	44,739

Net income	$22,526	$21,594	$4,680

Note 14:    Subsequent Events

On January 7, 2013, the Company completed a $4 million equity investment in a privately-owned company.

On February 6, 2013, the Company’s board of directors approved a plan whereby the Company may repurchase up to $50 million of its common stock in open-market transactions during the succeeding 24 month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 and its report is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Blucora, Inc.

Bellevue, Washington

We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blucora, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Blucora, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year then ended of Blucora, Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

March 7, 2013

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

Certain information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Information Regarding the Board Of Directors and Committees.”

Certain information regarding our executive officers required by this Item is incorporated by reference to our Proxy Statement under the heading “Information Regarding Executive Officers.”

Other information concerning our officers and directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Beneficial Ownership.”

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

BLUCORA, INC.

By:	/s/ WILLIAM J. RUCKELSHAUS
William J. Ruckelshaus President and Chief Executive Officer

Date:	March 7, 2013

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

Signature	Title	Date

/S/ WILLIAM J. RUCKELSHAUS William J. Ruckelshaus	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 7, 2013

/S/ ERIC M. EMANS Eric M. Emans	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2013

/S/ JOHN E. CUNNINGHAM, IV John E. Cunningham, IV	Chairman and Director	March 7, 2013

/S/ LANCE G. DUNN Lance G. Dunn	Director	March 7, 2013

/S/ JULES HAIMOVITZ Jules Haimovitz	Director	March 7, 2013

/S/ RICHARD D. HEARNEY Richard D. Hearney	Director	March 7, 2013

/S/ STEVEN W. HOOPER Steven W. Hooper	Director	March 7, 2013

/S/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Director	March 7, 2013

/S/ ANDREW M. SNYDER Andrew M. Snyder	Director	March 7, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger by and among InfoSpace, Inc., Bluebunch Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. in its capacity as a Stockholder Representative, and Lance Dunn in his capacity as a Stockholder Representative, dated as of January 7, 2012	8-K	January 9, 2012	2.1

2.2	Amendment to Agreement and Plan of Merger, dated January 25, 2012	10-K	March 9, 2012	2.3

3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1

3.2	Restated Bylaws, as amended	8-K (Commission File No. 000-25131)	November 20, 2007	3.2

10.1*	1998 Employee Stock Purchase Plan	S-1 (No. 333-62323), as amended	August 27, 1998	10.3

10.2*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of November 18, 2011	10-K	March 9, 2012	10.2

10.3*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.5

10.4*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.6

10.5*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.8

10.6*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.9

10.7	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012	10-Q	November 1, 2012	10.2

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.8	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa	10-K	March 9, 2012	10.13

10.9*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	April 13, 2011	10.1

10.10*	InfoSpace 2012 Executive Bonus Plan	8-K	February 10, 2012	10.1

10.11*	Addendum to 2012 Executive Bonus Plan dated July 31, 2012	10-Q	November 1, 2012	10.1

10.12*	InfoSpace 2013 Executive Bonus Plan	8-K	February 15, 2013	10.1

10.13*	Amended and Restated Equity Grant Program for Nonemployee Directors, updated as of June 5, 2012	10-Q	August 1, 2012	10.2

10.14*	Nonemployee Director Cash Compensation Policy, updated and effective as of November 8, 2011	10-K	March 9, 2012	10.18

10.15*	Employment Agreement effective as of October 7, 2008 between Company and Michael J. Glover	10-Q	November 10, 2008	10.1

10.16*	409A Corrective Amendment to Employment Agreement for Michael J. Glover	10-Q	August 8, 2011	10.5

10.17*	Employment Agreement, amended and restated effective as of January 6, 2012, between Company and Eric M. Emans	10-K	March 9, 2012	10.23

10.18*	Employment Agreement, amended and restated effective as of January 6, 2012, between Company and Linda A. Schoemaker	10-K	March 9, 2012	10.24

10.19*	Amended and Restated Employment Agreement between William J. Ruckelshaus and Company December 31, 2012				X

10.20*	Employment Agreement between JoAnn Kintzel, 2nd Story Software, Inc., and Company dated January 31, 2012	10-K	March 9, 2012	10.26

10.21*	2nd Story Software, Inc. 2011 Tax Season Performance Bonus Plan applicable to JoAnn Kintzel	10-Q	May 10, 2012	10.5

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.22*	Employment Agreement, effective as of May 3, 2012, between the Company and George Allen	10-Q	August 1, 2012	10.1

10.23†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	8-K	March 31, 2011	10.1

10.24†	Amended and Restated Google Services Agreement by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	8-K	March 31, 2011	10.2

10.25†	Amendment Number One to Amended and Restated Google Inc. Services Agreement and Order Form dated November 6, 2006 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.3

10.26†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.4

10.27†	Amendment Number Four to Amended and Restated Google Inc. Services Agreement and Order Form dated December 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.5

10.28†	Amendment Number Five to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.6

10.29†	Amendment Number Six to Amended and Restated Google Inc. Services Agreement and Order Form dated August 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.7

10.30†	Amendment Number Seven to Amended and Restated Google Inc. Services Agreement and Order Form dated April 1, 2011 by and between Google Inc. and InfoSpace Sales LLC	10-Q	May 6, 2011	10.1

10.31†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC	10-Q/A	August 30, 2011	10.2

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Amendment No. 1 to the Yahoo Publisher Network Contract #1-23975446 dated January 14, 2013				X

10.33	Securities Purchase Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.1

10.34	Warrant to Purchase Common Stock granted by Company to Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.2

10.35	Stockholder Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.3

10.36	Credit Agreement among 2nd Story Software, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and RBS Citizens, N.A., as administrative agent and a lender, BMO Harris Financing, Inc., Silicon Valley Bank, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated as of January 31, 2012	10-K	March 9, 2012	10.45

10.37	First Amendment to Credit Agreement among 2nd Story Software, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and RBS Citizens, N.A., as administrative agent and a lender, BMO Harris Financing, Inc., Silicon Valley Bank, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated as of September 24, 2012	10-Q	November 1, 2012	10.3

14.1	Code of Business Conduct and Ethics, as amended on November 3, 2010	10-Q	November 5, 2010	14.1

16.1	Letter from Deloitte & Touche LLP	8-K	March 14, 2012	16.1

21.1	Subsidiaries of the registrant				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (contained on the signature page hereto)				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations and Comprehensive Income, (iii), Consolidated Statements of Stockholders’ Equity, (iv), Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits to this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.