Form 10-Q
period 2013-03-31
BLUCORA, INC.
filed 2013-05-02
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-25131

BLUCORA, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 NE 8th Street, Ste. 800 Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, Par Value $0.0001	40,988,899

BLUCORA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$264,635	$68,278
Short-term investments, available-for-sale	137,042	94,010
Accounts receivable, net of allowance of $133 and $10	41,256	34,932
Other receivables	4,226	3,942
Prepaid expenses and other current assets, net	7,842	10,911

Total current assets	455,001	212,073
Property and equipment, net	9,269	7,533
Goodwill	230,290	230,290
Other intangible assets, net	127,706	132,815
Other long-term assets	11,255	2,582

Total assets	$833,521	$585,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,043	$37,687
Accrued expenses and other current liabilities	20,440	13,280
Deferred revenue	3,121	3,157
Short-term portion of long-term debt, net of discount of $177 and $160	6,948	4,590
Derivative instruments	8,564	8,974

Total current liabilities	80,116	67,688
Long-term liabilities:
Long-term debt, net of discount of $422 and $468	66,949	69,278
Convertible senior notes	179,041	—
Deferred tax liability	31,602	29,333
Deferred revenue	2,477	1,319
Other long-term liabilities	2,283	2,225

Total long-term liabilities	282,352	102,155

Total liabilities	362,468	169,843
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value, $0.0001— authorized, 900,000,000 shares; issued and outstanding, 40,933,111 and 40,832,393 shares	4	4
Additional paid-in capital	1,424,009	1,392,098
Accumulated deficit	(952,768)	(976,376)
Accumulated other comprehensive loss	(192)	(276)

Total stockholders’ equity	471,053	415,450

Total liabilities and stockholders’ equity	$833,521	$585,293

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Quarters ended March 31,
	2013	2012
Revenues	$165,338	$115,696
Cost of sales (includes amortization of acquired intangible assets of $1,940 and $1,511)	78,675	59,547

Gross profit	86,663	56,149
Expenses and other loss, net:
Engineering and technology	2,538	2,573
Sales and marketing	36,796	19,443
General and administrative	6,384	11,066
Depreciation	517	535
Amortization of intangible assets	3,169	2,113
Other loss, net	1,005	1,555

Total expenses and other loss, net	50,409	37,285

Income before income taxes	36,254	18,864
Income tax expense	(12,646)	(7,458)

Net income	$23,608	$11,406

Income per share – Basic
Basic net income per share	$0.58	$0.29

Weighted average shares outstanding used in computing basic net income per share	40,911	39,692
Income per share – Diluted
Diluted net income per share	$0.53	$0.28

Weighted average shares outstanding used in computing diluted net income per share	44,294	40,978
Other comprehensive income:
Net income	$23,608	$11,406
Unrealized gain (loss) on investments, available-for-sale	44	(26)
Unrealized gain on derivative instrument	40	—

Other comprehensive income (loss)	84	(26)

Comprehensive income	$23,692	$11,380

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarters ended March 31,
	2013	2012
Operating activities:
Net income	$23,608	$11,406
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,485	2,422
Warrant-related stock-based compensation	—	4,286
(Gain) loss on derivative instrument	(348)	272
Depreciation and amortization of intangible assets	6,112	4,575
Excess tax benefits from stock-based award activity	(17,842)	(12,058)
Deferred income taxes	(6,668)	(5,462)
Unrealized amortization of premium on investments, net	391	(327)
Amortization of debt issuance costs	107	331
Accretion of debt discount	161	135
Other	55	26
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(6,225)	2,971
Other receivables	(284)	657
Prepaid expenses and other current assets	3,587	(1,564)
Other long-term assets	(114)	1,863
Accounts payable	3,122	(3,713)
Deferred revenue	1,122	2,054
Accrued expenses and other current and long-term liabilities	22,486	11,174

Net cash provided by operating activities	31,755	19,048
Investing activities:
Business acquisition, net of cash acquired	—	(279,386)
Equity investment in privately-held company	(4,000)	—
Purchases of property and equipment	(1,543)	(193)
Change in restricted cash	231	767
Proceeds from sales of investments	—	163,883
Proceeds from maturities of investments	18,718	20,020
Purchases of investments	(62,077)	—

Net cash used by investing activities	(48,671)	(94,909)
Financing activities:
Proceeds from issuance of convertible debt, net of debt issuance costs of $6,037	195,213	—
Proceeds from loan, net of debt issuance costs of $2,343 and debt discount of $953	—	96,704
Repayment of debt	—	(15,000)
Excess tax benefits from stock-based award activity	17,842	12,058
Proceeds from stock option exercises	293	2,063
Proceeds from issuance of stock through employee stock purchase plan	461	189
Tax payments from shares withheld upon vesting of restricted stock units	(536)	(210)

Net cash provided by financing activities	213,273	95,804

Net increase in cash and cash equivalents	196,357	19,943
Cash and cash equivalents:
Beginning of period	68,278	81,897

End of period	$264,635	$101,840

Cash paid for:
Income tax expense	$395	$371
Interest expense	$738	$364
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$1,006	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates two primary businesses: an internet search business and an online tax preparation business. The Company’s search business, InfoSpace, consists primarily of a B2B offering that provides the Company’s search technology, aggregated content, and services to its distribution partners for use on those partners’ own web properties. The search business also offers search services directly to consumers through the Company’s own internet search properties. The tax preparation business consists of the operations of the TaxACT tax preparation online services and software business that the Company acquired on January 31, 2012.

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

Segments: The Company has two reporting segments: Search and Tax Preparation. The Search segment is the InfoSpace business and the Tax Preparation segment is the TaxACT business. Unless the context indicates otherwise, the Company uses the term “search” to represent search services and uses the term “tax preparation” to represent services and products sold through the TaxACT business (see “Note 10: Segment Information”).

Seasonality: Blucora’s Tax Preparation segment is highly seasonal. Revenue from the Company’s Tax Preparation segment tends to be highest during its first and second quarters as a result of significantly higher sales of income tax preparation services and products during the period from January through April. During the third and fourth quarter, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels.

2. Summary of Significant Accounting Policies

The Company’s critical accounting policies and methodologies during the quarter ended March 31, 2013 include those described in its Annual Report on Form 10-K for the year ended December 31, 2012, along with those presented below.

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

The Company also evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the service or product, or on a net basis, which is the customer payment less amounts the Company pays to suppliers. In making that evaluation, the Company considers indicators such as whether the Company is the primary obligor in the arrangement and assumes the risks and rewards as a principal in the customer transaction, including the credit risk, and whether the Company can set the sales price and select suppliers. The accounting principles generally accepted in the United States of America (“GAAP”) clearly indicate that the evaluation of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

Search services revenue recognition: The majority of the Company’s revenues are generated from its web search services. The Company generates search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of the Company’s owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays the Company a portion of that fee. Revenue is recognized in the period in which the services are provided (i.e., when a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company. This revenue is recorded in the Search segment.

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

Tax preparation revenue recognition: The Company derives revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software products, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, e-filing services, and other value-added services. This revenue is recorded in the Tax Preparation segment.

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

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon the Company’s determination of when collectability is probable.

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

VSOE generally exists when the Company sells the deliverable separately and is normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain instances VSOE cannot be established. This may be because the Company infrequently sells each element separately, or has a limited sales history. When VSOE cannot be established the Company attempts to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company is unable to establish selling price using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. ESP is the estimated price at which the Company would sell a product or service if it were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, the Company receives advance payments from its customers. The Company defers revenue associated with these advance payments and recognizes the allocated consideration for each element when the Company ships the products or performs the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

Debt Issuance Costs and Debt Discount: Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of the Company’s credit facility (see “Note 8: Debt”).

Debt issuance costs related to the Company’s Convertible Senior Notes (the “Notes”) issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability component are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversion, if any. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to additional paid in capital (See “Note 8: Debt”).

3. Acquisition

TaxACT Holdings. On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, 2nd Story, which operates the TaxACT tax preparation online service and software business. The Company paid $287.5 million in cash for this acquisition, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from the Company’s cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn at the transaction’s close). For further discussion of the credit facility, see “Note 8: Debt”. The acquisition was intended to diversify the Company’s business model and expand its operations. The Company recorded $185.5 million in goodwill upon final valuation.

Pro Forma Financial Information of Acquisitions (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and the TaxACT tax preparation business on a pro forma basis for the quarter ended March 31, 2012, as though it had been combined as of the beginning of the period compared to the consolidated results for the quarter ended March 31, 2013. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of 2012. The pro forma condensed combined statements of comprehensive income for the quarters ended March 31, 2012 combines the historical results of the Company for the quarter ended March 31, 2012 with the results of the TaxACT business for the month ended January 31, 2012.

The following amounts are in thousands:

	Quarters ended March 31,
	2013	2012
Revenue	$165,338	$136,272
Net income	$23,608	$15,699

4. Fair Value Measures

Certain financial assets and liabilities are remeasured and reported at fair value each reporting period. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures its cash equivalents, available-for-sale investments, and derivative instruments at fair value. The cash equivalents and available-for-sale investments are valued within Level 2 in the fair value hierarchy because the Company values its cash equivalents and marketable securities using alternative pricing sources utilizing market observable inputs. The Company classifies its interest rate swap derivative within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company classifies its warrant derivative within Level 3 because it is valued using the Black-Scholes valuation model, which has significant unobservable inputs. Those unobservable inputs reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation requires significant judgment.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2013	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$108,053	$—	$108,053	$—
Money market funds	328	—	328	—
Commercial paper	57,892	—	57,892	—
Time deposits	747	—	747	—
Taxable municipal bonds	21,437	—	21,437	—

Total cash equivalents	188,457	—	188,457	—

Available-for-sale securities:
U.S. government securities	48,336	—	48,336	—
Commercial paper	6,799	—	6,799	—
Time deposits	6,945	—	6,945	—
Taxable municipal bonds	74,962	—	74,962	—

Total available-for-sale securities	137,042	—	137,042	—

Total assets	325,499	—	325,499	—
Liabilities
Derivative instruments
Warrant (see Note 5)	(8,216)	—	—	(8,216)
Interest rate swap (see Note 9)	(348)	—	(348)	—

Total liabilities	(8,564)	—	(348)	(8,216)

Total assets and liabilities at fair value	$316,935	$—	$325,151	$(8,216)

		Fair value measurements at the reporting date using
	December 31, 2012	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$6,900	$—	$6,900	$—
Money market and other funds	13,723	—	13,723	—
Commercial paper	6,999	—	6,999	—
Time deposits	1,245	—	1,245	—
Taxable municipal bonds	8,794	—	8,794	—

Total cash equivalents	37,661	—	37,661	—

Available-for-sale securities:
U.S. government securities	41,402	—	41,402	—
Commercial paper	9,396	—	9,396	—
Time deposits	7,169	—	7,169	—
Taxable municipal bonds	36,043	—	36,043	—

Total available-for-sale securities	94,010	—	94,010	—

Total assets	131,671	—	131,671	—
Liabilities
Derivative instruments
Warrant (see Note 5)	(8,564)	—	—	(8,564)
Interest rate swap (see Note 9)	(410)	—	(410)	—

Total liabilities	(8,974)	—	(410)	(8,564)

Total assets and liabilities at fair value	$122,697	$—	$131,261	$(8,564)

Maturity information was as follows for investments classified as available-for-sale at March 31, 2013 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$136,996	$52	$(6)	$137,042
Greater than one year	—	—	—	—

Total	$136,996	$52	$(6)	$137,042

Maturity information was as follows for investments classified as available-for-sale at December 31, 2012 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$94,029	$36	$(55)	$94,010
Greater than one year	—	—	—	—

Total	$94,029	$36	$(55)	$94,010

In the quarters ended March 31, 2013 and 2012, and at December 31, 2012, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents, available-for-sale investments, and derivative instruments. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term nature.

5. Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”), stock options, and market stock units (“MSUs,” a form of share price performance-based restricted stock unit) granted under the Company’s equity award plans including the Company’s employee stock purchase plan (“ESPP”) and the warrant issued in August 2011 (the “Warrant,”), in the accompanying unaudited condensed consolidated statements of comprehensive income for the quarters ended March 31, 2013 and 2012 (in thousands):

	Quarters ended March 31,
	2013	2012
Services cost of sales	$219	$80
Engineering and technology	253	256
Sales and marketing	477	414
General and administrative	1,536	5,958

Total	$2,485	$6,708

Excluded and capitalized as part of internal-use software	$11	$20

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities, and the award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. The completion of the acquisition of the TaxACT business on January 31, 2012 constituted a qualifying acquisition under the terms of the award, and the vesting of the award resulted in a charge of $903,000 to stock-based compensation expense in the quarter ended March 31, 2012, which was classified in general and administrative expenses.

In August 2011, the Company issued a Warrant to purchase one million shares of common stock, exercisable at a price of $9.62 per share. The Warrant was originally scheduled to expire on August 23, 2014, but the acquisition of the TaxACT business on January 31, 2012 was an event under the Warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of the Company. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense in the first quarter of 2012 equal to the increase in the Warrant’s fair value and was recognized in general and administrative expenses. Additionally, subsequent to the modification, the Company treated the award as a derivative instrument, and the modification date fair value previously recognized in paid in capital was classified as a current liability (See “Note 9: Derivative Instruments and Hedging Activities”). The total net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the ESPP during the quarters ended March 31, 2013 and 2012 is presented below (in thousands):

	Quarters ended March 31,
	2013 Net shares issued	2012 Net shares issued
RSUs vested	96	46
Options exercised	36	201
Shares purchased pursuant to ESPP	36	23

Total	168	270

6. Net Income per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Quarters ended March 31,
	2013	2012
Diluted:
Numerator:
Net income.	$23,608	$11,406
Add: Interest expense, amortization of debt issuance costs, and accretion of discount on convertible debt, net of tax effect	356	—
Less: Gain on derivative instrument	(348)	—

Net income – diluted	$23,616	$11,406

Denominator:
Weighted average common shares, outstanding, diluted	44,294	40,978
Net income per share – diluted	$0.53	$0.28

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, the Warrant, and vesting of unvested RSUs and MSUs using the treasury stock method and incremental common shares issuable upon conversion of the Notes using the if-converted method. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. The weighted average dilutive and anti-dilutive shares for the quarters ended March 31, 2013 and 2012 are as follows (in thousands):

	Quarters ended March 31,
	2013	2012
Weighted average common shares outstanding, basic	40,911	39,692
Dilutive senior convertible debt (1)	1,755	—
Dilutive stock options, RSUs, MSUs, and Warrant	1,628	1,286

Weighted average common shares outstanding, diluted	44,294	40,978
Antidilutive awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	27	467
Outstanding awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	712	742
Outstanding awards with performance conditions not completed during the applicable period not included in dilutive share calculation	190	—

(1)	On March 15, 2013, the Company issued the Notes. As discussed in “Note 8: Debt”, the conversion of the Notes may only be settled in shares of the Company’s common stock unless shareholder approval is received to allow for flexible settlement in cash, shares of common stock, or a combination of cash and shares of common stock. For the quarter ended March 31, 2013, the Company utilized the if-converted method for the Notes in determining potentially dilutive shares, taking into consideration the issuance date of March 15, 2013. If shareholder approval is received (which approval the Company is seeking at the 2013 annual meeting of shareholders), the Company intends to settle conversions in cash for the principal amount and shares of the Company’s common stock for any related conversion premium and thus potentially dilutive shares will be calculated using the treasury stock method.

7. Commitments and Contingencies

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the Annual Report on Form 10-K, other than the potential repayment related to the Notes as disclosed in “Note 8: Debt”, and a lease extension related to our Tax Preparation segment which consist of annual commitments of $207,000, $621,000 and $414,000 for fiscal year 2015, fiscal years 2016 and 2017, and fiscal year 2018, respectively.

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

8. Debt

Term Debt. On January 31, 2012, in conjunction with closing the Company’s acquisition of the TaxACT business, 2nd Story entered into an agreement with a syndicate of lenders for a $105 million credit facility, consisting of $95 million term loan and up to $10 million under a revolving credit facility. 2nd Story’s obligations under the credit agreement are guaranteed by TaxACT Holdings, a direct subsidiary of the Company and the direct parent of 2nd Story, and are secured by the assets of the TaxACT business and the 2nd Story equity owned by TaxACT Holdings. On January 31, 2012, 2nd Story borrowed $95 million of term debt and $5 million under the revolving credit facility.

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

A portion of any excess cash flows, as the term is defined in the credit agreement, must be used to make a mandatory prepayment on the term loan within sixty days of June 30th, beginning June 30, 2013, and in each succeeding year, in the event that the leverage ratio is more than two-to-one on June 30th of that year. Amounts outstanding under the term loan may be prepaid without penalty. In 2012, 2nd Story repaid $25.5 million of the debt, including the balance of revolving credit facility. The credit agreement covenants limit 2nd Story and its parent, TaxACT Holdings, from, in certain circumstances, incurring additional indebtedness, incurring liens, paying dividends to the Company, making capital expenditures over stipulated maximums, allowing the consolidated Total Leverage Ratio (as defined in the credit agreement) to exceed stipulated levels over the debt term, and allowing the Fixed Charge Coverage Ratio to be less than stipulated levels.

As of March 31, 2013, the term loan’s gross carrying value of $74.5 million approximates its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

Additionally, the Company was required to hedge a portion of the interest rate risk associated with the term debt 90 days after its inception, and that requirement was met on May 1, 2012 by the purchase of an interest rate swap with a financial institution which fixed the LIBOR Rate portion at 0.85% for $37.5 million of the amount outstanding under the term loan. The interest rate swap was intended to reduce the risk that the Company’s cash flows and earnings will be adversely affected by interest rate fluctuations. The swap’s terms are scheduled to fix the interest rate on a declining amount outstanding under the term loan, approximating half of the debt balance, until the credit agreement’s termination on January 31, 2017.

Convertible Senior Notes. On March 15, 2013, the Company issued $201.25 million aggregate principal amount of its 4.25% Convertible Senior Notes (the “Notes”), inclusive of the underwriters’ exercise in full of their over-allotment option of $26.25 million. The Notes mature on April 1, 2019 unless earlier purchased, redeemed, or converted in accordance with the terms and bear interest at a rate of 4.25% per year, which began to accrue on March 15, 2013 and is payable semi-annually in arrears on April 1 and October 1 of each year beginning on October 1, 2013. Based upon the above, annual interest payments for fiscal year 2013, fiscal years 2014 through 2018, and fiscal year 2019 will be $4.7 million, $8.6 million, and $4.3 million, respectively. The Company received net proceeds from the offering of approximately $194.9 million after adjusting for debt issuance costs, including the underwriting discount.

The Notes were issued under an indenture dated March 15, 2013 (the “Indenture”) by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. There are no financial or operating covenants relating to the Notes.

On or before June 30, 2013, holders may not convert the Notes under any circumstances. After June 30, 2013 and prior to the close of business on the business day immediately preceding October 1, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each trading day;

•	if the Company calls any or all of the Notes for redemption;

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

•	at any time if the Company has not received stockholder approval for flexible settlement in cash, shares of common stock, or any combination thereof.

On or after October 1, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of April 1, 2019, holders may convert their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The conversion rate for the Notes is initially 46.1723 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $21.66 per share of the Company’s common stock). The conversion rate is subject to customary adjustment for certain events as described in the Indenture.

At the time the Company issued the Notes and at March 31, 2013, the Company was only permitted to settle conversions with shares of its common stock. The Company is seeking shareholder approval at its annual meeting in May 2013 to allow for “flexible settlement” which would allow the Company to have the option to settle conversions in cash, shares of common stock, or any combination thereof. If shareholder approval is received, the Company’s intention is to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium.

The Company may not redeem the Notes prior to April 6, 2016. After April 6, 2016, the Company may, at its option, redeem for cash all or part of the Notes plus accrued and unpaid interest up to, but not including the redemption date. If the Company undergoes a fundamental change, (as described in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. However, if a fundamental change occurs and a holder elects to convert the Notes, the Company will, under certain circumstances, increase the applicable conversion rate for the Notes surrendered for conversion by a number of additional shares of common stock based on the date on which the fundamental change occurs or becomes effective and the price paid per share of the Company’s common stock in the fundamental change as specified in the Indenture.

The Notes are unsecured and unsubordinated obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, and equal in right of payment to any of the Company’s existing and future unsecured indebtedness that is not subordinated. The Notes are effectively junior in right of payment to any of the Company’s secured indebtedness (to the extent of the value of assets securing such indebtedness) and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries. The Indenture does not limit the amount of debt that the Company or its subsidiaries may incur, including senior secured indebtedness. The Notes are not guaranteed by the Company or any of its subsidiaries.

The Notes may be settled in combination of cash or shares of common stock should the Company receive shareholder approval for flexible settlement. As a result, the Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at a 6.5% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the Notes, resulting in the initial recognition of $22.3 million as the debt discount recorded in additional paid in capital for the Notes. The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and the Company will record a corresponding interest expense. As of March 31, 2013, the net carrying amount of the Notes was as follows (in thousands):

March 31, 2013
Principal Amount	$201,250
Unamortized discount	(22,209)

Net Carrying Value	$179,041

The Company incurred debt issuance costs of $6.4 million related to the Notes and allocated $5.7 million of debt issuance costs to the liability component of the Notes. These costs will be amortized to interest expense over the six year term of the Notes or the date of conversion, if any. The following table sets forth total interest expense related to the Notes (in thousands):

Quarter Ended March 31, 2013
Contractual interest expense (Cash)	$380
Amortization of debt issuance costs (Non-cash)	34
Accretion of debt discount (Non-cash)	132

Total interest expense	$546

Effective interest rate of the liability component	7.09%

The fair value of the principal amount of the Notes as of March 31, 2013 was $208.5 million, based on the last trading price as of that date.

9. Derivative Instruments and Hedging Activities

The Company recognizes derivative instruments as either assets or liabilities on its unaudited condensed consolidated balance sheets at fair value. The Company records changes in the fair value of the derivative instruments as gains or losses in the unaudited condensed consolidated statements of comprehensive income in other loss, net, or to accumulated other comprehensive income in the unaudited condensed consolidated balance sheets.

The presentation of derivative instruments on the unaudited condensed consolidated balance sheets is summarized below (in thousands):

	Balance sheet location	Fair value of derivative instruments
		As of March 31, 2013	As of December 31, 2012
Derivative liabilities
Derivative designated as a hedging instrument:
Interest rate contract (interest rate swap)	Current liabilities - derivative instruments	$348	$410
Derivative not designated as a hedging instrument:
Equity contract (the Warrant)	Current liabilities - derivative instruments	8,216	8,564

Total derivative liabilities		$8,564	$8,974

The derivative instrument in a hedging relationship had no effect on income for any and all periods presented, as it did not have any hedging ineffectiveness. The effect of the derivative instrument not designated as hedging instruments on income is summarized below for the quarters ended March 31, 2013 and March 31, 2012 (in thousands):

		(Gain) loss recognized in other loss, net
Derivative not designated as hedging instrument		Quarters ended
	Statement of Comprehensive Income location	March 31, 2013	March 31, 2012
Equity contract (the Warrant)	Other loss, net	$(348)	$272

At March 31, 2013, the estimated fair value of the Warrant derivative instrument was $8.2 million. The Company values the Warrant, classified within Level 3, by using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock. The Company believes the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock. The following table illustrates the potential impact of a change in stock price on the fair value of the derivative at March 31, 2013:

	-10%	March 31, 2013 closing stock price	+10%
Effect of a 10% change in stock price:
Variable changed
Closing stock price	$13.93	$15.48	$17.03
Estimated fair value (in thousands)	$6,928		$9,543

If our stock price increased or decreased by 10% (all other Black-Scholes variables held constant) our reported net income would have been $24.9 million and $22.3 million, respectively.

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

The Company presents revenue and cost of revenue for each of the two segments. Search segment cost of revenue consists primarily of revenue sharing arrangements with the Company’s distribution partners and usage-based content fees. Tax Preparation segment cost of revenue consists primarily of royalties, payment processing fees for customer transactions, and bank service fees.

The Company does not allocate certain general and administrative costs (including certain personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, or income tax expense to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate.” The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the quarters ended March 31, 2013 and 2012 are presented below (in thousands):

	Quarters ended March 31,
	2013	2012
Search
Revenue	$100,601	$75,295
Cost of revenue	70,618	53,106
Operating expense	11,713	8,816

Search segment income	18,270	13,373
Search segment margin	18%	18%
Tax Preparation
Revenue	64,737	40,401
Cost of revenue	2,214	2,579
Operating expense	31,739	15,687

Tax Preparation segment income	30,784	22,135
Tax Preparation segment margin	48%	55%
Total Segment
Total segment revenue	165,338	115,696
Total segment cost of revenue	72,832	55,685
Total segment operating expenses	43,452	24,503

Total segment income	49,054	35,508
Total segment margin	30%	31%
Corporate
Operating expense	3,198	3,806
Stock-based compensation	2,485	6,708
Depreciation	1,003	951
Amortization of intangible assets	5,109	3,624
Other loss, net	1,005	1,555
Income tax expense	12,646	7,458

Total corporate	25,446	24,102

Net income	$23,608	$11,406

11. Stock Repurchase Program

On February 6, 2013, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $50 million of its common stock in open-market transactions during the succeeding 24-month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the quarter ended March 31, 2013, the Company purchased 67,700 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $1.1 million, and at an average price of $15.48 per share. Due to timing of the repurchase, $1.1 million is included in accrued expenses and other current liabilities at March 31, 2013. As of March 31, 2013, the Company may repurchase up to an additional $48.9 million of its common stock under the repurchase program.

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

In February 2013, the FASB issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. The Company adopted this guidance in the first quarter of 2013, and the adoption of these disclosure requirements did not have a material impact on its consolidated financial statements. There were no material realized gains or losses recorded in the quarters ended March 31, 2013 or 2012.

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

Overview

Blucora, Inc. (“Blucora,” “Company,” or “us”) owns and operates two primary businesses: the InfoSpace online search business and the TaxACT tax preparation online services and software business. The InfoSpace business is primarily a B2B service that provides search technology, aggregated search content, and monetization solutions to its distribution partners for use on those distribution partners’ own web properties. InfoSpace also offers search services directly to consumers through its owned internet search properties. The TaxACT tax preparation business, acquired on January 31, 2012, consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. Following the acquisition of the TaxACT business, we determined that we have two reporting segments: Search and Tax Preparation.

Search

The majority of our revenues are generated by our Search segment. Our Search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The Search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The InfoSpace search business does not generate its own search content, but instead aggregates search content from a number of content providers. Our metasearch technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search engine content providers to continually improve the user experience. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content, and those providers are referred to as Search Customers.

Revenue from our Search segment is generated primarily as a result of end users of our services clicking on paid search results displayed on our own branded websites or those of our distribution partners. These paid search results are provided to us by our Search Customers. The Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with the partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks. Revenue from Google accounts for approximately 89% of our Search segment revenue for the quarter ended March 31, 2013.

Tax Preparation

Our Tax Preparation segment generates its revenue through three primary methods: the sale of state and upgraded federal income tax preparation services and software to consumers and small businesses, the sale of ancillary services to consumers, and the sale of its professional edition income tax preparation software to professional tax preparers. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to file his or her federal income taxes without paying for upgraded services. This free offer differentiates TaxACT’s offerings from many of its competitors who have limited free software and/or services offerings. The TaxACT business generates revenue from a percentage of these “free” users who choose to upgrade for a fee to the deluxe product and/or ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, taxpayer phone support, data archiving, a deferred payment option, a bank card product, and e-filing services for professional tax preparers and consumers of our packaged software. TaxACT is the generally accepted value player in the digital do it yourself space, offering comparable software and/or services at a lower cost to the end-user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the TaxACT business’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Seasonality

Our Tax Preparation segment is highly seasonal. Revenue from our Tax Preparation segment tends to be highest during our first and second quarters as a result of significantly higher sales of income tax preparation products and services during the period from January through April. During the third and fourth quarter, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels.

Use of Cash

As of March 31, 2013, we had $401.7 million in cash, cash equivalents, and short-term investments. We may use these amounts in the future on investment in our current businesses, in acquiring new businesses or assets, for repayment of debt, or share repurchases. Such businesses or assets may not be related to search or tax preparation, and such acquisitions will result in us incurring further transaction related costs.

Overview of Operating Results

The following is an overview of our operating results for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. A more detailed comparison of our operating results for these periods is included under the heading “Results of Operations for the Quarters Ended March 31, 2013 and 2012” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In most cases, fluctuations between the results for the quarters ended March 31, 2013 and 2012 were as a result of the acquisition of TaxACT Holdings and its subsidiary, 2nd Story, operator of the TaxACT income tax preparation business, on January 31, 2012. As a result of the timing of the acquisition, the quarter ended March 31, 2013 reflects three months of TaxACT activity, whereas the quarter ended March 31, 2012 reflects only two months of TaxACT activity.

Several of our key operating financial measures for the quarters ended March 31, 2013 and 2012 in total dollars (in thousands) and as a percentage of associated revenue are presented below:

	Quarters ended March 31,
	2013		2012
Revenues	$165,338		$115,696

		% of total revenues		% of total revenues
Gross profit	$86,663	52.4%	$56,149	48.5%
Net income	$23,608	14.3%	$11,406	9.9%

Revenues. The increase in revenues for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, was primarily driven by an increase in Tax Preparation segment revenue, primarily reflecting a full quarter of results for this segment in 2013 compared to a partial quarter in 2012 due to the timing of the TaxACT acquisition on January 31, 2012, as well as an increase in Search segment revenue primarily due to growth in revenues generated from our distribution partners.

Gross profit. The increase in gross profit as a percentage of revenues for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, is primarily due to the timing of our acquisition of the TaxACT business. As previously noted, due to the seasonality of the TaxACT business, its results contribute significantly to margin in the first quarter of the year.

Net income. The increase in net income as a percentage of revenues for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, is due primarily to higher gross profit as a percentage of revenues as described above and a decrease in stock-based compensation expense in the first quarter of 2013. In 2012, we recorded $5.2 million in stock-based compensation relating to the modification of an outstanding warrant and vesting of non-employee stock options due to the acquisition of the TaxACT business.

Results of Operations for the Quarters Ended March 31, 2013 and 2012

Business Segment Results

The following information presents the results of operations of our two reporting segments. Segment expenses do not include certain costs such as certain general and administrative (including certain personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net or income tax expense to the reportable segments.

Search

Search segment results are as follows (in thousands):

		Quarters ended March 31,			Change
	2013	Percent of Revenue	2012	Percent of Revenue	from 2012
Search Revenue:
Revenue from existing distribution partners (launched prior to the then-current year)	$87,301	87%	$64,027	85%	$23,274
Revenue from new distribution partners (launched during the then-current year)	1,171	1%	1,733	2%	(562)

Revenue from distribution partners	88,472	88%	65,760	87%	22,712
Revenue from owned and operated properties	12,129	12%	9,535	13%	2,594

Total Search Revenue	100,601		75,295		25,306
Cost of revenue	70,618		53,106		17,512
Operating expense	11,713		8,816		2,897

Segment income	$18,270		$13,373		$4,897

Segment margin	18.2%		17.8%

Search Revenue. Our ability to increase the revenue generated from our distribution partners’ web properties is dependent on our ability to attract and retain distribution partners, which relies on providing a satisfying end user experience and an attractive monetization proposition to our distribution partners. Our ability to increase our online search services revenue in our metasearch engine sites and our installed application user base relies in part on our ability to attract and retain end users by providing a satisfying user experience. We manage our online direct marketing initiatives by projecting a desired return on our marketing expenditures and attempting to market according to that projected return. Revenue growth for our online direct marketing initiatives is dependent on our ability to execute to that projected return.

The increase in our search services revenue for the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012, is primarily due to increases in revenue generated by our distribution partners. We experienced a 35% increase in revenue generated from our distribution partners, for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. We expect revenue growth in our distribution partner network to slow, possibly significantly in the second half of the 2013, as the impact of the policy changes implemented in the current quarter by our most significant search customer, Google, take effect. The policy changes affect our distribution partners that acquire end-users of our search services through downloadable applications. Revenue from these distribution partners currently and historically represents less than 50% of total search segment revenue. Although these changes were implemented in the first quarter, we believe that these changes may have longer term impacts beyond the second quarter 2013.

We generated 43% and 51% of our search services revenue through our top five distribution partners for the quarters ended March 31, 2013 and 2012, respectively. The web properties of our top five distribution partners for the quarter ended March 31, 2013 generated 47% of our search services revenue for the quarter ended March 31, 2012.

Revenue generated from our owned and operated properties increased in the current quarter primarily due to an increase in revenue from our online direct marketing initiatives, offset in part by continued user attrition in our metasearch engine sites and installed user base, resulting in fewer paid clicks.

Search Cost of revenue. The Search segment’s cost of revenue primarily consists of amounts paid under our revenue sharing arrangements with our distribution partners and usage-based content fees. The increase in cost of revenue for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 was primarily due to an increase in the revenue generated from our distribution partners’ web properties, with the resulting increase in shared revenue.

Because we share revenue with our distribution partners, the search segment’s cost of revenue will increase if search services revenue generated through our distribution partners’ web properties increases. In addition, cost of revenue from distribution can be impacted by the mix of revenue generated by distribution partners. We expect that revenue from searches conducted by end users on sites of our distribution partners will continue to be an increasing majority of our search services revenue.

Search Operating expense. The increase in operating expense for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 was primarily due to the increase in spending on our online direct marketing initiatives.

Tax Preparation

Tax Preparation segment results are as follows (in thousands):

	Quarters ended March 31,		Change from
	2013	2012	2012
Revenue	$64,737	$40,401	$24,336
Cost of revenue	2,214	2,579	(365)
Operating expense	31,739	15,687	16,052

Segment income	$30,784	$22,135	$8,649

Segment margin	47.6%	54.8%

Tax Preparation Revenue. Our ability to generate tax preparation revenue is dependent on our ability to effectively market our consumer tax preparation software and online services and our ability to sell the related deluxe and ancillary services to our customers. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers, who use it to prepare and file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the overall revenue for the TaxACT business.

The increase in Tax Preparation revenue for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 primarily relates to a full quarter of results for this segment in 2013 compared to a partial quarter in 2012 due to the timing of the TaxACT acquisition on January 31, 2012.

Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We measure our individual tax preparation customers using the number of federal tax accepted e-filings made through our software and services, and we refer to such tax filings as “e-files”. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the Tax Preparation business. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which has historically grown modestly, as we have not made significant pricing adjustments. Given the proximity of our quarter to the end of the tax season, e-file metrics for quarter ended March 31 and the tax season are as follows (in thousands):

	Quarters ended March 31,			Tax season ended
	2013	2012 (1)	% change	April 16, 2013	April 18, 2012 (1)	% change
TaxACT desktop e-files	190	182	4%	270	256	5%
TaxACT online e-files	3,855	3,605	7%	4,865	4,490	8%

TaxACT sub-total e-files	4,045	3,787	7%	5,135	4,746	8%
TaxACT File Alliance e-files	111	124	(10)%	147	160	(8)%

TaxACT total e-files (2)	4,156	3,911	6%	5,282	4,906	8%

(1)	We acquired the TaxACT business on January 31, 2012. Rather than presenting consumer tax unit metrics for only the portion of the first quarter of 2012 following the TaxACT acquisition, we have presented our consumer tax preparation TaxACT unit performance for the first quarter of 2012 on a comparable basis, assuming the acquisition occurred on January 1, 2012. We believe this is a more accurate indication of the year-over-year performance of the TaxACT business from the standpoint of our most important operational metric.
(2)	We have redefined e-files in this Quarterly Report to exclude e-filed extensions as we believe this is a more accurate metric in evaluating performance of the Tax Preparation segment. The figures set forth above for 2012 and 2013 reflect this change.

We primarily derive revenue from the professional tax preparation product in two ways: from the per-unit licensing of the software and from amounts that we charge to e-file through the software. Thus professional tax preparation revenue is dependent upon both the number of tax professionals purchasing the product and the number of e-filed returns made through this product. For the 2012 tax season, the number of e-filed returns made through our professional product increased 10% compared to the prior year and we experienced a slight increase in the professional units sold.

Tax Preparation Cost of revenue. The Tax Preparation segment cost of revenue primarily consists of royalties, payment processing fees for customer transactions, and bank service fees. The decrease in cost of revenue for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 is due to an $818,000 increase in credit card processing fees due to timing of the acquisition on January 31, 2012, offset by a $783,000 decrease in bank service fees on our bank card product and a $425,000 decrease in royalties.

Tax Preparation Operating expense. The increase in operating expenses for the Tax Preparation segment for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 primarily relates to a full quarter of results for this segment in 2013 compared to a partial quarter in 2012, amplified by the fact that a relatively high percentage of tax season advertising occurs in January, a month that is included in 2013 results but not in 2012 results.

The Tax Preparation segment is highly seasonal; almost all of its annual revenue is generated in the first four months of the calendar year, as are the majority of the variable costs related to such revenue, such as payment processing fees, royalties, and advertising and marketing expenses. As a result, we expect revenues to decline in the second quarter and to further decline in the third and fourth quarters, while fixed costs remain relatively constant.

Consolidated Results

Cost of sales. Cost of sales consists of the Search and Tax Preparation segments’ cost of revenue, amortization of acquired intangible assets, and certain costs associated with customer service and the operation of the data centers that serve our businesses, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), the cost of temporary help and contractors to augment our staffing, bandwidth costs, and depreciation. Cost of sales in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2013 and 2012 are presented below:

	Quarters ended March 31,		Change from
	2013	2012	2012
Search segment cost of revenue	$70,618	$53,106	$17,512
Tax Preparation segment cost of revenue	2,214	2,579	(365)
Amortization of acquired intangible assets	1,940	1,511	429
Data center operations	3,198	1,855	1,343
Depreciation	486	416	70
Other	219	80	139

Total cost of sales	$78,675	$59,547	$19,128

Percentage of revenues	47.6%	51.5%

The decrease in cost of sales as a percentage of revenues for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, was primarily due to the timing of the TaxACT acquisition in 2012. As previously noted, the TaxACT business is highly seasonal and their results contribute significantly to revenue and cost of sales in the first quarter of a year.

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2013 and 2012 are presented below:

	Quarters ended March 31,		Change from
	2013	2012	2012
Engineering and technology expenses	$2,538	$2,573	$(35)
Percentage of revenues	1.5%	2.2%

Engineering and technology expenses were comparable for the quarters ended March 31, 2013 and 2012.

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT website (which includes the following channels: television, radio, online banner ads, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online direct marketing initiatives, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), and personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2013 and 2012 are presented below:

	Quarters ended March 31,		Change from
	2013	2012	2012
Sales and marketing expenses	$36,796	$19,443	$17,353
Percentage of revenues	22.3%	16.8%

The increase for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 was primarily attributable to a $17.0 million increase in advertising costs, primarily due to the timing of the TaxACT acquisition on January 31, 2012, and to a lesser extent an increase in spending related to our search online direct marketing initiatives.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes and insurance expenses. General and administrative expenses in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2013 and 2012 are presented below:

	Quarters ended March 31,		Change from
	2013	2012	2012
General and administrative expenses	$6,384	$11,066	$(4,682)
Percentage of revenues	3.9%	9.6%

The decrease in G&A expenses for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 was primarily attributable to a $5.2 million stock-based compensation expense incurred during the quarter ended March 31, 2012 related to the modification of the Warrant and vesting of non-employee stock options due to the acquisition of the TaxACT business.

Depreciation and amortization of intangible assets. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements not recognized in cost of sales. Amortization of definite-lived intangible assets represents the amortization of customer relationships, which are amortized over their estimated lives. Depreciation and amortization of intangible assets in total dollars (in thousands) and as a percentage of total revenues for the quarters ended March 31, 2013 and 2012 are presented below:

	Quarters ended March 31,		Change from
	2013	2012	2012
Depreciation	$517	$535	$(18)
Amortization of intangible assets	3,169	2,113	1,056

Total depreciation and amortization of intangible assets	$3,686	$2,648	$1,038

Percentage of revenues	2.2%	2.3%

The increase in amortization of intangible assets for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 was primarily due to TaxACT acquisition on January 31, 2012. There was no material difference in the depreciation of property and equipment.

Other loss, net. Other loss, net for the quarters ended March 31, 2013 and 2012 is presented below (in thousands):

	Quarters ended March 31,		Change from
	2013	2012	2012
Interest income	$(55)	$(9)	$(46)
Interest expense	1,148	844	304
Amortization of debt issuance costs	107	331	(224)
Accretion of debt discount	161	135	26
(Gain) loss on derivative instruments	(348)	272	(620)
Other	(8)	(18)	10

Other loss, net	$1,005	$1,555	$(550)

The decrease in other loss for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 was primarily due to a gain on the decrease in fair value of the Warrant outstanding (for further detail, see “Note 9: Derivative Instruments and Hedging Activities” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). In the quarter ended March 31, 2012, we recorded a loss on the increase of the fair value of this Warrant.

Income Tax Expense. We recorded income tax expense of $12.6 million and $7.5 million in the quarters ended March 31, 2013 and 2012, respectively. In the quarter ended March 31, 2013, income tax expense did not significantly differ from the taxes at the statutory rates. In the quarter ended March 31, 2012, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible stock compensation.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income, determined in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as interest expense, interest income, gains or losses on derivative instruments, foreign currency gains or losses, gains or losses from the disposal of assets, adjustments to the fair values of contingent liabilities related to business combinations, gains on resolution of contingencies, and litigation settlements).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the quarters ended March 31, 2013 and 2012 below (in thousands):

	Quarters ended March 31,
	2013	2012
Net income	$23,608	$11,406
Depreciation and amortization of intangible assets	6,112	4,575
Stock-based compensation	2,485	6,708
Other loss, net	1,005	1,555
Income tax expense	12,646	7,458

Adjusted EBITDA	$45,856	$31,702

Adjusted EBITDA. The increase in Adjusted EBITDA as a percentage of revenue for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, was primarily due to an increase in segment margin of $13.5 million offset by a $608,000 decrease in corporate expenses primarily related to professional services incurred during the acquisition of the TaxACT business in January 2012. The increase in segment margin for the Search and Tax Preparation segments for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 was $4.9 million and $8.6 million, respectively.

We define non-GAAP net income differently for this report than we have defined it in the past, due to issuance of the Notes in March 2013. For this report, we define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of loss from discontinued operations, net of taxes, stock-based compensation expense, amortization of acquired intangible assets, accretion of debt discount on the Notes, gain or loss on derivative instruments, and the related cash tax impact of those adjustments, and non-cash income taxes from continuing operations. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire if unutilized in 2020.

We believe that non-GAAP net income and non-GAAP earnings per share provide meaningful supplemental information to management, investors and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP earnings per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and therefore our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the quarters ended March 31, 2013 and 2012 below (in thousands):

	Quarters ended March 31,
	2013	2012
Net income	$23,608	$11,406
Stock-based compensation	2,485	6,708
Amortization of acquired intangible assets	5,109	3,624
Accretion of debt discount on convertible notes	132	—
(Gain) loss on derivative instrument	(348)	272
Cash tax impact of adjustments to GAAP net income	(163)	(90)
Non-cash income tax expense	11,174	6,597

Non-GAAP net income	$41,997	$28,517

Net income – diluted	$0.53	$0.28
Stock-based compensation – diluted	0.06	0.16
Amortization of acquired intangible assets – diluted	0.11	0.09
Accretion of debt discount on convertible notes – diluted	0.00	0.00
(Gain) loss on derivative instrument – diluted	0.00	0.01
Cash tax impact of adjustments to GAAP net income – diluted	0.00	0.00
Non-cash income tax expense per share – diluted	0.25	0.16

Non-GAAP net income per share – diluted	$0.95	$0.70

Our new definition of non-GAAP net income does not impact presentation of this non-GAAP financial measure for prior periods.

Non-GAAP net income. The increase in non-GAAP net income as a percentage of net income for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, was primarily due to an increase in the Tax Preparation segment due to the timing of the TaxACT acquisition in 2012.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents and short-term investments. As of March 31, 2013, we had cash and marketable investments of $401.7 million, consisting of cash and cash equivalents of $264.6 million and available-for-sale short-term investments of $137.0 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, and municipal bonds. All of our financial instrument investments held at March 31, 2013 have minimal default risk and short-term maturities.

On January 31, 2012, we acquired TaxACT Holdings and its subsidiary 2nd Story, operator of the TaxACT income tax preparation business for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of borrowings under a $105 million credit facility (of which $100 million was drawn at the transaction’s close), which facility consists of a $95 million term loan and a $10.0 million revolving credit facility. The credit facility is secured by the TaxACT business’s operations and the equity of 2nd Story Software, Inc. The terms of the credit facility allow us to repay amounts owed before its term is complete, and during the year ended December 31, 2012, we repaid $25.5 million outstanding under the credit facility, including all of the amounts owed under the revolving credit facility portion of the debt. Although we do not currently anticipate drawing on the revolving credit facility in the future, all $10 million of that revolving credit facility is available for future use. The terms of the credit facility required us to hedge a portion of the interest rate risk associated with the amounts outstanding under the term loan, and that requirement was met on May 1, 2012 (for further detail, see “Note 8: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

We plan to use our cash to fund operations, develop technology, advertise, market and distribute our products and services, and continue the enhancement of our network infrastructure. An important component of our strategy for future growth is to acquire technologies and businesses, and we plan to use our cash to acquire and integrate acceptable targets that we may identify. These targets may include businesses, products, or technologies unrelated to search or tax preparation. We may use a portion of our cash for special dividends or for common stock repurchases. During the quarter ended March 31, 2013, we purchased 67,700 shares in open market transactions at a total cost of $1.1 million. Due to timing of the repurchase, $1.1 million is included in accrued expenses and other current liabilities at March 31, 2013.

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

Recent Financing Transactions

On March 15, 2013, we issued $201.25 million principal amount of Notes. The Notes mature on April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. The Notes bear interest at a rate of 4.25% per year, which began to accrue on March 15, 2013 and is payable semi-annually in arrears on April 1 and October 1 of each year beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.9 million after adjusting for debt issuance costs, including the underwriting discount.

The Notes were issued under an indenture dated March 15, 2013 (the “Indenture”) by and between us and The Bank of New York Mellon Trust Company, N.A., as Trustee. There are no financial or operating covenants relating to the Notes.

On or before June 30, 2013, holders may not convert their Notes under any circumstances. After June 30, 2013 and prior to the close of business on the business day immediately preceding October 1, 2018 holders may convert all or a portion their Notes at their option, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each trading day;

•	if we call any or all of the Notes for redemption;

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of our assets; or

•	at any time if we have not received stockholder approval to settle conversions in cash, shares of common stock, or any combination thereof.

On or after October 1, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of April 1, 2019, holders may convert their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The conversion rate for the Notes is initially 46.1723 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $21.66 per share of our common stock). The conversion rate is subject to customary adjustment for certain events as described in the Indenture.

At the time we issued the Notes and at March 31, 2013, we were only permitted to settle conversions with shares of our common stock. We are seeking shareholder approval at our annual meeting in May 2013 to allow for “flexible settlement”, which would allow us to have the option to settle conversions in cash, shares of common stock, or any combination thereof. If shareholder approval is received, our intention is to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium.

We may not redeem the Notes prior to April 6, 2016. After April 6, 2016, we may, at our option, redeem for cash all or part of the Notes plus accrued and unpaid interest to, but not including, the redemption date. If the Company undergoes a fundamental change, (as described in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. However, if a fundamental change occurs and a holder elects to convert the Notes, we will, under certain circumstances, increase the applicable conversion rate for the Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the Indenture.

The Notes are unsecured and unsubordinated obligations of ours and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes, and equal in right of payment to any of our existing and future unsecured indebtedness that is not subordinated. The Notes are effectively junior in right of payment to any of our secured indebtedness (to the extent of the value of assets securing such indebtedness) and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of our subsidiaries. The Indenture does not limit the amount of debt that we or our subsidiaries may incur, including senior secured indebtedness. The Notes are not guaranteed by us or any of our subsidiaries.

As stated above, we are seeking shareholder approval for flexible settlement at the 2013 annual meeting of stockholders, which would allow us to satisfy conversions of the Notes in cash and shares of common stock. As a result, the Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at a 6.5% effective interest rate, which was determined by considering the rate of return investors would require in our debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the Notes, resulting in the initial recognition of $22.3 million as the debt discount recorded in additional paid in capital for the Notes. The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding interest expense. We incurred debt issuance costs of $6.4 million related to the Notes and allocated $5.7 million of debt issuance costs to the liability component of the Notes. These costs will be amortized to interest expense over the six year term of the Notes or the date of conversion, if any.

Contractual Obligations and Commitments

There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the 10-K, other than the potential repayment related to the convertible debt as disclosed in “Recent Financing Transactions”, above, and the lease extension as disclosed in Note 7: “Commitments and Contingencies”.

Off-balance sheet arrangements

We have no off-balance sheet arrangements other than operating leases. We do not believe that our operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Cash Flows

Our net cash flows were comprised of the following for the quarters ended March 31, 2013 and 2012 (in thousands):

	Quarters ended March 31,
	2013	2012
Net cash provided by operating activities	$31,755	$19,048
Net cash used by investing activities	(48,671)	(94,909)
Net cash provided by financing activities	213,273	95,804

Net increase in cash and cash equivalents	$196,357	$19,943

Net cash provided by operating activities. Net cash provided by operating activities was $31.8 million and $19.0 million for the quarters ended March 31, 2013 and 2012, respectively. Our operating cash flows result primarily from net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash used by investing activities. Net cash used by investing activities was $48.7 million and $94.9 million for the quarters ended March 31, 2013 and 2012. For the quarter ended March 31, 2013, cash used by investing activities primarily consisted of $62.1 million for purchases of investments, a $4.0 million investment in a privately-held company, and $1.5 million in purchases of property and equipment, partially offset by $18.7 million in proceeds from the maturities of our investments. For the quarter ended March 31, 2012, cash used by investing activities primarily consisted of $279.4 million used to purchase the TaxACT business. Partially offsetting this decrease are proceeds received on sales and maturities of investments of $183.9 million and a change in restricted cash of $767,000.

Net cash provided by financing activities. Net cash provided by financing activities was $213.3 million and $95.8 million for the quarters ended March 31, 2013 and 2012. For the quarter ended March 31, 2013, cash provided by financing activities primarily consisted of net proceeds from the issuance of the Notes of $195.2 million, $17.8 million of excess tax benefits from stock-based award activity, and $754,000 from the exercise of options and the issuance of stock through our employee stock purchase plan. For the quarter ended March 31, 2012, net cash provided by financing activities consisted of net proceeds of $96.7 million from the credit facility related to the acquisition of the TaxACT business, $12.1 million of excess tax benefits from stock-based award activity, and $2.1 million from the exercise of options, offset by $15.0 million of term debt repayments.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the quarters ended March 31, 2013 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2012, along with those presented below.

Revenue recognition: We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have an impact on the timing and amount of revenue that we recognize.

We also evaluate whether revenue should be presented on a gross basis, which is the amount that a customer pays for the service or product, or on a net basis, which is the customer payment less amounts we pay to suppliers. In making that evaluation, we consider indicators such as whether we are the primary obligor in the arrangement and assume the risks and rewards as a principal in the customer transaction, including the credit risk, and whether we can set the sales price and select suppliers. GAAP clearly indicate that the evaluation of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

Search services revenue recognition: The majority of our revenues are generated from our web search services. We generate search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of our owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to us. This revenue is recorded in the Search segment.

Under our agreements with our Search Customers and our distribution partners, we are the primary obligor, separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements, and assume the credit risk for amounts invoiced to our Search Customers. For search services, we determine the paid search results, content, and information directed to our owned and operated websites and our distribution partners’ web properties.

We earn revenue from our Search Customers by providing paid search results generated from our owned and operated web properties and from our distribution partners’ web properties based on separately negotiated and agreed-upon terms with each distribution partner. Consequently, we record search services revenue on a gross basis.

Tax preparation revenue recognition: We derive revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software products, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, e-filing services, and other value-added services. This revenue is recorded in the Tax Preparation segment.

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

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon our determination of when collectibility is probable.

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

VSOE generally exists when we sell the deliverable separately and is normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain instances VSOE cannot be established. This may be because we infrequently sell each element separately, or have a limited sales history. When VSOE cannot be established we attempt to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell a product or service if it were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and recognize the allocated consideration for each element when we ship the products or perform the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

Debt Issuance Costs and Debt Discount: Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of our credit facility.

Debt issuance costs related to the Notes issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversions, if any. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to additional paid in capital.

Recent Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all recent ASUs.

In February 2013, the FASB issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. We adopted this guidance in the first quarter of 2013, and the adoption of these disclosure requirements did not have a material impact on our consolidated financial statements. There were no material realized gains or losses recorded in the quarters ended March 31, 2013 or 2012.

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

We are exposed to new risks, which are discussed in more detail below under “Risk Factors”, that are specific to the issuance of the Notes, which was completed in March 2013. Our exposure to interest rate risk in relation to our Notes is limited as the Notes have a fixed interest rate of 4.25%. The most significant market risk related to the Notes is the risk that the price of our common stock will increase earlier than expected, triggering a conversion right that would require us to issue shares of our common stock and/or pay cash. Other than the new market risks related to the Notes, there has been no material change to our exposure to market risk from that which was disclosed in our Annual Report on Form 10-K as filed with the SEC on March 8, 2013.

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

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

We regularly consider acquisition opportunities, and our financial and operating results may suffer if we are unsuccessful in completing any such acquisitions on favorable terms or in integrating the targets.

An important component of our strategy for future growth is to acquire technologies and businesses. We may seek to acquire companies or assets that complement our existing businesses. We may also consider acquisitions of companies and assets that are not related to search or tax preparation. We regularly explore such opportunities in the ordinary course of our business and potential acquisition targets range in size from relatively small to a size comparable to our own, and therefore may be material to our business, financial condition, and results of operations. There can be no guarantee however that any of the opportunities that we evaluate will result in the purchase by us of any company or asset being evaluated, or that if successful we will be able to successfully integrate such acquisition.

If we are successful in our pursuit of any acquisition opportunities, we intend to use available cash, debt and/or equity financings, and/or other capital/ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed, and if we are successful, the purchase price and expected margins of these acquisitions, may vary significantly. If actual experience with respect to these factors differs from our assumptions, we could overpay for one or more of the potential transactions. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business and meet our return and investment hurdles, taking into account potential benefits of diversification or operational synergies. However, these new business additions and acquisitions involve a number of risks and may not achieve our expectations; and therefore we could be adversely affected by any such new business additions or acquisitions.

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

The trading price of our common stock has been highly volatile. Between April 1, 2011 and March 31, 2013, our stock price ranged from $8.04 to $18.25. On April 26, 2013, the closing price of our common stock was $14.79. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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

•	the inability of our TaxACT business to meet our expectations;

•	the extreme seasonality of our TaxACT business and the resulting large quarterly fluctuations in our revenues;

•	the success or failure of our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•	the mix of search services revenue generated by our owned and operated web properties versus our distribution partners’ web properties;

•	the mix of revenues generated by our Search business versus our Tax Preparation business or other businesses we develop or acquire;

•	our, and our distribution partners’, ability to attract and retain quality traffic for our search services;

•

gains or losses driven by mark to market fair value accounting, particularly with respect to the Warrant we issued in August 2011, the value of which varies from quarter to quarter based on our stock price (see discussion above under “Note 9: Derivative Instruments and Hedging Activities.”);

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

We recently sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes, which may impact our financial results, result in the dilution of existing shareholders, and restrict our ability to take advantage of future opportunities.

In March of 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. We will be required to pay interest on the Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the Notes may also affect our earnings per share figures, as accounting requirements require that we include in our calculation of earnings per share the number of shares of our common stock into which the Notes are convertible. We are seeking approval at the 2013 annual meeting of stockholders for a flexible conversion option that would allow us to pay the conversion right on these notes in cash and/or shares, and, if approved, that flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the Notes are convertible. However, we cannot guarantee that stockholders will approve this flexible conversion option or that, if approved, the flexible conversion option would result in the accounting treatment described above. The Notes may be converted, under the conditions and at the premium specified in those notes, into shares of our common stock and/or, if the flexible conversion option is approved, into the cash equivalent of shares of our common stock. If converted into shares, the Notes will result in the dilution of our shareholders. If converted into cash, the Notes will require the payment of significant additional amounts above the initial principal. The payment of the interest payments, the repayment of the principal, and the potential payment of the conversion premium will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

We incurred debt as part of our acquisition of the TaxACT business, which may adversely affect our financial condition and future financial results.

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

Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures.

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March of 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of March 31, 2013, our 2nd Story subsidiary had $74.5 million outstanding under the credit agreement it entered into in January 2012. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal our bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain restrictions in our charter on transfers of our common stock designed to preserve our federal net operating loss carryforwards (“NOLs”).

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

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 54% of our total Company revenues in the first quarter of 2013. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but over the past several years, Yahoo!’s percentage or our revenue has declined, and we expect this trend to continue. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our search operations, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2012, 75% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 26% and 33% of our total Company revenues through relationships with our top five distribution partners in the first quarter of 2013 and the first quarter of 2012 respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost. Moreover, as the proportion of our revenue generated by distribution partners has increased in previous quarters, we have experienced, and expect to continue to experience, less control and visibility over performance. One of our challenges is providing our distribution partners with relevant services at competitive prices in rapidly evolving markets. Distribution partners may create their own services or may seek to license services from our Search Customers or other competitors or replace the services that we provide. Also, many of our distribution partners have limited operating histories and evolving business models that may prove unsuccessful even if our services are relevant and our prices competitive. If we are unable to maintain relationships with our distribution partners, our business and financial results could be materially adversely affected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s sale of unregistered securities in the first quarter in connection with the issuance of the Notes was disclosed under Items 1.01 and 3.02 in a Current Report on Form 8-K filed on March 15, 2013.

Share repurchase activity during the first quarter was as follows:

Q1 Fiscal Months	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	—	—	—		—
February 1 to February 28, 2013	—	—	—		—
March 1 to March 31, 2013	67,700	$15.48	67,700	(1)	$48,951,936	(1)
Total	67,700	$15.48	67,700	(1)	$48,951,936	(1)

(1)	On February 13, 2013, the Company announced that its Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock beginning in 2013. The repurchase program is authorized through February 5, 2015.

ITEM 3.	Defaults Upon Senior Securities

Not applicable with respect to the current reporting period.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

Not applicable with respect to the current reporting period.

ITEM 6.	Exhibits

Exhibits filed or furnished herewith are listed in the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Dated: May 2, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.1	Indenture dated as of March 15, 2013 by and between Blucora, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 15, 2013	4.1

4.2	Form of 4.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	March 15, 2013	4.2

10.1	Amendment No. 1 to the Yahoo Publisher Network Contract #1-23975446 dated January 14, 2013	10-K	March 8, 2013	10.32

10.2*	Employment Agreement, amended and restated effective as of March 15, 2013, between Blucora, Inc., InfoSpace LLC, and Michael Glover				X

10.3*	First Amendment to Employment Agreement between Blucora, Inc., InfoSpace LLC, and Michael Glover, dated April 11, 2013				X

10.4*	Blucora 2013 Executive Bonus Plan	8-K	February 15, 2013	10.1

10.5	Amendment to Lease Agreement by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa, dated March 14, 2013				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101**	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under those sections.