Form 10-Q
period 2013-06-30
BLUCORA, INC.
filed 2013-08-01
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, Par Value $0.0001	41,150,042

BLUCORA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. —Financial Statements

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$217,434	$68,278
Short-term investments, available-for-sale	198,059	94,010
Accounts receivable, net of allowance of $ 10 and $10	35,524	34,932
Other receivables	4,123	3,942
Prepaid expenses and other current assets, net	7,185	10,911
Total current assets	462,325	212,073
Property and equipment, net	8,565	7,533
Goodwill	230,290	230,290
Other intangible assets, net	122,611	132,815
Other long-term assets	10,589	2,582
Total assets	$834,380	$585,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,048	$37,687
Accrued expenses and other current liabilities	17,802	13,280
Deferred revenue	2,938	3,157
Short-term portion of long-term debt, net of discount of $ 0 and $ 160	—	4,590
Derivative instruments	10,627	8,974
Total current liabilities	66,415	67,688
Long-term liabilities:
Long-term debt, net of discount of $ 491 and $468	64,005	69,278
Convertible senior notes	179,882	—
Deferred tax liability	28,817	29,333
Deferred revenue	2,626	1,319
Other long-term liabilities	1,916	2,225
Total long-term liabilities	277,246	102,155
Total liabilities	343,661	169,843
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value, $ 0.0001—authorized, 900,000,000 shares; 41,142,928 and 40,832,393 shares issued and outstanding at June 30, 2013 and December 31, 2012	4	4
Additional paid-in capital	1,435,109	1,392,098
Accumulated deficit	(944,362)	(976,376)
Accumulated other comprehensive loss	(32)	(276)
Total stockholders’ equity	490,719	415,450
Total liabilities and stockholders’ equity	$834,380	$585,293

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$117,181	$100,883	$282,519	$216,579
Cost of sales (includes amortization of acquired intangible assets of $ 1,927, $2,080, $3,867, and $3,591)	69,980	64,227	148,655	123,774
Gross profit	47,201	36,656	133,864	92,805
Expenses and other loss, net:
Engineering and technology	2,508	2,448	5,046	5,021
Sales and marketing	14,067	8,869	50,863	28,312
General and administrative	6,557	5,356	12,941	16,422
Depreciation	524	532	1,041	1,067
Amortization of intangible assets	3,168	3,168	6,337	5,281
Other loss, net	6,304	930	7,309	2,485
Total expenses and other loss, net	33,128	21,303	83,537	58,588
Income before income taxes	14,073	15,353	50,327	34,217
Income tax expense	(5,667)	(5,655)	(18,313)	(13,113)
Net income	$8,406	$9,698	$32,014	$21,104
Income per share—Basic
Basic net income per share	$0.20	$0.24	$0.78	$0.53
Weighted average shares outstanding used in computing basic income per share	41,050	40,116	40,981	39,904
Income per share—Diluted
Diluted net income per share	$0.20	$0.23	$0.75	$0.51
Weighted average shares outstanding used in computing diluted income per share	42,724	41,245	42,657	41,112
Other comprehensive income (loss):
Net income	$8,406	$9,698	$32,014	$21,104
Unrealized gain (loss) on investments, available-for-sale	(8)	(15)	36	(9)
Unrealized gain (loss) on derivative instrument	169	(278)	209	(278)
Reclassification adjustment for realized gain on investments, available-for-sale, net, included in net income	(1)	(26)	(1)	(26)
Other comprehensive income (loss)	160	(319)	244	(313)
Comprehensive income	$8,566	$9,379	$32,258	$20,791

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$32,014	$21,104
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,238	4,442
Warrant-related stock-based compensation	—	4,286
Loss (gain) on derivative instrument	1,975	(61)
Depreciation and amortization of intangible assets	12,197	10,779
Excess tax benefits from stock-based award activity	(27,036)	(19,051)
Deferred income taxes	(10,632)	(7,273)
Unrealized amortization of premium on investments, net	1,113	(412)
Loss on equity investment in privately-held company	151	—
Amortization of debt issuance costs	583	628
Accretion of debt discount	1,110	260
Other	86	22
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(591)	1,448
Other receivables	(180)	1,053
Prepaid expenses and other current assets	4,383	149
Other long-term assets	(94)	614
Accounts payable	(2,641)	(5,457)
Deferred revenue	1,088	2,846
Accrued expenses and other current and long-term liabilities	30,214	15,982
Net cash provided by operating activities	48,978	31,359
Investing activities:
Business acquisition, net of cash acquired	—	(279,386)
Equity investment in privately-held company	(4,000)	—
Purchases of property and equipment	(2,047)	(494)
Change in restricted cash	287	893
Proceeds from sales of investments	8,721	179,884
Proceeds from maturities of investments	53,585	32,125
Purchases of investments	(167,434)	(6,031)
Net cash used by investing activities	(110,888)	(73,009)
Financing activities:
Proceeds from issuance of convertible debt, net of debt issuance costs of $6,432	194,818	—
Proceeds from loan, net of debt issuance costs of $2,343 and debt discount of $953	—	96,704
Repayment of debt	(10,000)	(25,000)
Stock repurchases	(1,051)	—
Excess tax benefits from stock-based award activity	27,036	19,051
Proceeds from stock option exercises	1,244	5,496
Proceeds from issuance of stock through employee stock purchase plan	461	189
Tax payments from shares withheld upon vesting of restricted stock units	(1,442)	(851)
Net cash provided by financing activities	211,066	95,589
Net increase in cash and cash equivalents	149,156	53,939
Cash and cash equivalents:
Beginning of period	68,278	81,897
End of period	$217,434	$135,836
Cash paid for:
Income taxes	$1,020	$2,381
Interest	$1,444	$1,790
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$1,006	$—

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

The InfoSpace search business primarily offers search services through the web properties of its distribution partners.  Such services are generally private-labeled and customized to address the unique requirements of each distribution partner. The search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The search business does not generate its own search content, but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo!, pay the Company to distribute their content, and those providers are referred to as Search Customers.

On January 31, 2012, the Company acquired TaxACT Holdings, Inc. (“TaxACT Holdings”) and its wholly-owned subsidiary, TaxACT, Inc., (which until July 15, 2013 was named 2nd Story Software, Inc.) (“2nd Story”), which operates the TaxACT tax preparation online service and software business. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com.

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

2. Summary of Significant Accounting Policies

The Company’s critical accounting policies and methodologies during the quarter ended June 30, 2013 include those described in its Annual Report on Form 10-K for the year ended December 31, 2012, along with those presented below.

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

VSOE generally exists when the Company sells the deliverable separately and is normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain instances VSOE cannot be established. This may be because the Company infrequently sells each element separately, or has a limited sales history. When VSOE cannot be established, the Company attempts to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company is unable to establish selling price using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. ESP is the estimated price at which the Company would sell a product or service if it were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

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

3. Acquisition

TaxACT Holdings. On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, TaxACT, Inc., (which until July 15, 2013 was named 2nd Story Software, Inc.), which operates the TaxACT tax preparation online service and software business. The Company paid $287.5 million in cash for this acquisition, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from the Company’s cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn at the transaction’s close). For further discussion of the credit facility, see “Note 8: Debt”. The acquisition was intended to diversify the Company’s business model and expand its operations. The Company recorded $185.5 million in goodwill upon final valuation.

Pro Forma Financial Information of Acquisitions (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and the TaxACT tax preparation business on a pro forma basis for the six months ended June 30, 2012, as though it had been combined as of the beginning of the period, compared to the consolidated results for the three and six months ended June 30, 2013. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of 2012. The pro forma condensed combined statements of comprehensive income for the six months ended June 30, 2012 combines the historical results of the Company for the six months ended June 30, 2012 with the results of the TaxACT business for the month ended January 31, 2012.

The following amounts are in thousands:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$117,181	$100,883	$282,519	$237,469
Net income	$8,406	$9,698	$32,014	$25,397

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

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2013	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$8,051	$—	$8,051	$—
Money market funds	6,571	—	6,571	—
Commercial paper	55,998	—	55,998	—
Time deposits	996	—	996	—
Taxable municipal bonds	71,426	—	71,426	—
Total cash equivalents	143,042	—	143,042	—
Available-for-sale securities:
U.S. government securities	75,282	—	75,282	—
Commercial paper	8,499	—	8,499	—
Time deposits	8,814	—	8,814	—
Taxable municipal bonds	105,464	—	105,464	—
Total available-for-sale securities	198,059	—	198,059	—
Total assets	341,101	—	341,101	—
Liabilities
Derivative instruments
Warrant (see Note 5)	(10,539)	—	—	(10,539)
Interest rate swap (see Note 9)	(88)	—	(88)	—
Total liabilities	(10,627)	—	(88)	(10,539)
Total assets and liabilities at fair value	$330,474	$—	$341,013	$(10,539)

		Fair value measurements at the reporting date using
	December 31, 2012	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$6,900	$—	$6,900	$—
Money market and other funds	13,723	—	13,723	—
Commercial paper	6,999	—	6,999	—
Time deposits	1,245	—	1,245	—
Taxable municipal bonds	8,794	—	8,794	—
Total cash equivalents	37,661	—	37,661	—
Available-for-sale securities:
U.S. government securities	41,402	—	41,402	—
Commercial paper	9,396	—	9,396	—
Time deposits	7,169	—	7,169	—
Taxable municipal bonds	36,043	—	36,043	—
Total available-for-sale securities	94,010	—	94,010	—
Total assets	131,671	—	131,671	—
Liabilities
Derivative instruments
Warrant (see Note 5)	(8,564)	—	—	(8,564)
Interest rate swap (see Note 9)	(410)	—	(410)	—
Total liabilities	(8,974)	—	(410)	(8,564)
Total assets and liabilities at fair value	$122,697	$—	$131,261	$(8,564)

Maturity information was as follows for investments classified as available-for-sale at June 30, 2013 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$198,045	$36	$(22)	$198,059
Greater than one year	—	—	—	—
Total	$198,045	$36	$(22)	$198,059

Maturity information was as follows for investments classified as available-for-sale at December 31, 2012 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$94,029	$36	$(55)	$94,010
Greater than one year	—	—	—	—
Total	$94,029	$36	$(55)	$94,010

In the six months ended June 30, 2013 and 2012, and at December 31, 2012, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents, available-for-sale investments, and derivative instruments. The Company’s management considers the carrying values of accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term nature.

5. Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to restricted stock units (“RSUs”), stock options, and market stock units (“MSUs,” a form of share price performance-based restricted stock unit) granted under the Company’s equity award plans including the Company’s employee stock purchase plan (“ESPP”) and the warrant issued in August 2011 (the “Warrant,”), in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Services cost of sales	$228	$68	$447	$148
Engineering and technology	319	306	572	562
Sales and marketing	526	388	1,003	802
General and administrative	1,680	1,258	3,216	7,216
Total	$2,753	$2,020	$5,238	$8,728
Excluded and capitalized as part of internal-use software	$23	$25	$34	$45

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities, and the award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. The completion of the acquisition of the TaxACT business on January 31, 2012 constituted a qualifying acquisition under the terms of the award, and the vesting of the award resulted in a charge of $903,000 to stock-based compensation expense in the six months ended June 30, 2012, which was classified in general and administrative expenses.

In August 2011, the Company issued a Warrant to purchase one million shares of common stock, exercisable at a price of $9.62 per share. The Warrant was originally scheduled to expire on August 23, 2014, but the acquisition of the TaxACT business on January 31, 2012 was an event under the Warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of the Company. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense in the first quarter 2012 equal to the increase in the Warrant’s fair value and was recognized in general and administrative expenses. Additionally, subsequent to the modification, the Company treated the award as a derivative instrument, and the modification date fair value previously recognized in paid in capital was classified as a current liability (See “Note 9: Derivative Instruments and Hedging Activities”).

The total net shares issued for RSUs vested, options exercised, and shares purchased pursuant to the ESPP during the three and six months ended June 30, 2013 and 2012 is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
RSUs vested	128	127	224	173
MSUs vested	—	30	—	30
Options exercised	82	373	118	574
Shares purchased pursuant to ESPP	—	—	36	23
Total	210	530	378	800

6. Net Income per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Diluted:
Numerator:
Net income	$8,406	$9,698	$32,014	$21,104
Less: Gain on derivative instrument	—	(333)	—	(61)
Net income – diluted	$8,406	$9,365	$32,014	$21,043
Denominator:
Weighted average common shares, outstanding, diluted	42,724	41,245	42,657	41,112
Net income per share – diluted	$0.20	$0.23	$0.75	$0.51

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, the Warrant, vesting of unvested RSUs and MSUs, and the impact of shares that could be issued upon conversion or maturity of our convertible debt.    Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

The weighted average dilutive and anti-dilutive shares for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding, basic	41,050	40,116	40,981	39,904
Dilutive stock options, RSUs, MSUs, and Warrant	1,674	1,129	1,676	1,208
Weighted average common shares outstanding, diluted	42,724	41,245	42,657	41,112
Antidilutive awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	810	245	697	356
Outstanding awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	122	1,148	156	945
Outstanding awards with performance conditions not completed during the applicable period not included in dilutive share calculation	190	123	190	62

As more fully discussed in “Note 8:  Debt”, we issued Convertible Senior Notes maturing in April 2019.  We intend, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. For the three and six months ended June 30, 2013, shares potentially issuable upon conversion or maturity of the Notes were excluded from our earnings per share calculations as their effect would have been anti-dilutive.

7. Commitments and Contingencies

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the Annual Report on Form 10-K, other than those previously disclosed in the Quarterly Report on Form 10-Q for the first quarter of 2013.

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

8. Debt

Term Debt. On January 31, 2012, in conjunction with closing the Company’s acquisition of the TaxACT business, TaxACT Inc. (“TaxACT”), which until July 15, 2013 was named 2nd Story Software Inc., entered into an agreement with a syndicate of lenders for a $105 million credit facility, consisting of $95 million term loan and up to $10 million under a revolving credit facility. TaxACT’s obligations under the credit agreement are guaranteed by TaxACT Holdings, a direct subsidiary of the Company and the direct parent of TaxACT, and are secured by the assets of the TaxACT business and the TaxACT equity owned by TaxACT Holdings. On January 31, 2012, TaxACT borrowed $95 million of term debt and $5 million under the revolving credit facility. A portion of any excess cash flows, as the term is defined in the credit agreement, must be used to make a mandatory prepayment on the term loan within sixty days of June 30th, beginning June 30, 2013, and in each succeeding year, in the event that the leverage ratio is more than two-to-one on June 30th of that year. Amounts outstanding under the term loan may be prepaid without penalty.  During 2012, TaxACT repaid an aggregate of $25.5 million of the debt, including the balance of revolving credit facility, and in April 2013 repaid an additional $10.0 million of the outstanding debt.

The $95 million term loan requires quarterly principal payments and matures on January 31, 2017. The interest rate on amounts borrowed under the term loan and the revolving loan is variable and payable as of the end of each interest period or, if more frequent, quarterly, based upon, at the election of TaxACT, the Alternate Base Rate or the LIBOR Rate, plus the Applicable Margin (as such terms are defined in the credit agreement). The Applicable Margin is dependent on the consolidated Total Leverage Ratio (as defined in the credit agreement) of TaxACT Holdings and ranges from 2.0% to 3.5% for borrowings tied to the Alternative Base Rate and 3.0% to 4.5% for borrowings tied to the LIBOR Rate.

The credit agreement covenants limit TaxACT and its parent, TaxACT Holdings, from, in certain circumstances, incurring additional indebtedness, incurring liens, paying dividends to the Company, making capital expenditures over stipulated maximums, allowing the consolidated Total Leverage Ratio (as defined in the credit agreement) to exceed stipulated levels over the debt term, and allowing the Fixed Charge Coverage Ratio to be less than stipulated levels.

As of June 30, 2013, the term loan’s gross carrying value of $64.5 million approximates its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

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

Convertible Senior Notes. On March 15, 2013, the Company issued $201.25 million aggregate principal amount of its 4.25% Convertible Senior Notes (the “Notes”), inclusive of the underwriters’ exercise in full of their over-allotment option of $26.25 million. The Notes mature on April 1, 2019 unless earlier purchased, redeemed, or converted in accordance with the terms and bear interest at a rate of 4.25% per year, which began to accrue on March 15, 2013 and is payable semi-annually in arrears on April 1 and October 1 of each year beginning on October 1, 2013. Based upon the above, annual interest payments for fiscal year 2013, fiscal years 2014 through 2018, and fiscal year 2019 will be $4.7 million, $8.6 million, and $4.3 million, respectively. The Company received net proceeds from the offering of approximately $194.8 million after adjusting for debt issuance costs, including the underwriting discount.

The Notes were issued under an indenture dated March 15, 2013 (the “Indenture”) by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. There are no financial or operating covenants relating to the Notes.

On or before June 30, 2013, holders could not convert the Notes under any circumstances. After June 30, 2013 and prior to the close of business on the business day immediately preceding October 1, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, only under the following circumstances:

•	during any fiscal quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each trading day;

•	if the Company calls any or all of the Notes for redemption;

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

•	at any time if the Company has not received stockholder approval (which approval was received May 2013) for flexible settlement in cash, shares of common stock, or any combination thereof.

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

At the time the Company issued the Notes, the Company was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its annual meeting in May 2013 to allow for “flexible settlement”, which provides the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company’s intention is to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium.

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

The Notes may be settled in combination of cash or shares of common stock given the flexible settlement option. As a result, the Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at a 6.5% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the Notes, resulting in the initial recognition of $22.3 million as the debt discount recorded in additional paid in capital for the Notes. The carrying amount of the Notes will be accreted to the principal amount over the remaining term to maturity and the Company will record a corresponding interest expense.

As of June 30, 2013, the net carrying amount of the Notes was as follows (in thousands):

June 30, 2013
Principal Amount	$201,250
Unamortized discount	(21,368)
Net Carrying Value	$179,882

The Company incurred debt issuance costs of $6.4 million related to the Notes and allocated $5.7 million of debt issuance costs to the liability component of the Notes. These costs will be amortized to interest expense over the six year term of the Notes or the date of conversion, if any.

The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Contractual interest expense (Cash)	$2,138	$2,518
Amortization of debt issuance costs (Non-cash)	215	249
Accretion of debt discount (Non-cash)	841	973
Total interest expense	$3,194	$3,740
Effective interest rate of the liability component	7.36%	7.32%

The fair value of the principal amount of the Notes as of June 30, 2013 was $226.7 million, based on the last trading price as of that date.

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

The presentation of derivative instruments on the unaudited condensed consolidated balance sheets is summarized below (in thousands):

		Fair value of derivative instruments
	Balance sheet location	As of June 30, 2013	As of December 31,2012
Derivative liabilities
Derivative designated as a hedging instrument:
Interest rate contract (interest rate swap)	Current liabilities - derivative instruments	$88	$410
Derivative not designated as a hedging instrument:
Equity contract (the Warrant)	Current liabilities - derivative instruments	10,539	8,564
Total derivative liabilities		$10,627	$8,974

The derivative instrument in a hedging relationship had no effect on income for any and all periods presented, as it did not have any hedging ineffectiveness.

The effect of the derivative instrument not designated as hedging instruments on income is summarized below for the three and six months ended June 30, 2013 and 2012 (in thousands):

		Loss (gain) recognized in other loss, net
		Three months ended		Six months ended
Derivative not designated as hedging instrument	Statement of Comprehensive Income location	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Equity contract (the Warrant)	Other loss, net	$2,323	$(333)	$1,975	$(61)

At June 30, 2013, the estimated fair value of the Warrant derivative instrument was $10.5 million. The Company values the Warrant, classified within Level 3, by using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock. The Company believes the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

The following table illustrates the potential impact of a change in stock price on the fair value of the derivative at June 30, 2013:

	-10%	June 30, 2013 closing stock price	+10%
Effect of a 10% change in stock price:
Variable changed
Closing stock price	$16.69	$18.54	$20.39
Estimated fair value (in thousands)	$8,910		$12,209

If our stock price increased or decreased by 10% (all other Black-Scholes variables held constant) our reported net income for the six months ending June 30, 2013 would have been $30.4 million and $33.7 million, respectively.

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

Search segment cost of revenue consists primarily of revenue sharing arrangements with the Company’s distribution partners and usage-based content fees. Tax Preparation segment cost of revenue consists primarily of payment processing fees for customer transactions, royalties, and bank service fees.

The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, or income tax expense to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate.” The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three and six months ended June 30, 2013 and 2012 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Search
Revenue	$94,497	$81,808	$195,098	$157,103
Cost of revenue	64,046	58,236	134,664	111,342
Operating expense	12,539	8,494	24,252	17,310
Search segment income	17,912	15,078	36,182	28,451
Search segment margin	19%	18%	19%	18%
Tax Preparation
Revenue	22,684	19,075	87,421	59,476
Cost of revenue	768	1,539	2,982	4,118
Operating expense	7,478	5,582	39,217	21,269
Tax Preparation segment income	14,438	11,954	45,222	34,089
Tax Preparation segment margin	64%	63%	52%	57%
Total Segment
Total segment revenue	117,181	100,883	282,519	216,579
Total segment cost of revenue	64,814	59,775	137,646	115,460
Total segment operating expenses	20,017	14,076	63,469	38,579
Total segment income	32,350	27,032	81,404	62,540
Total segment margin	28%	27%	29%	29%
Corporate
Operating expense	3,135	2,525	6,333	6,331
Stock-based compensation	2,753	2,020	5,238	8,728
Depreciation	990	956	1,993	1,907
Amortization of intangible assets	5,095	5,248	10,204	8,872
Other loss, net	6,304	930	7,309	2,485
Income tax expense	5,667	5,655	18,313	13,113
Total corporate	23,944	17,334	49,390	41,436
Net income	$8,406	$9,698	$32,014	$21,104

11. Stock Repurchase Program

On February 6, 2013, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $50 million of its common stock in open-market transactions during the succeeding 24-month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the three months ended March 31, 2013, the Company purchased 67,700 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $1.1 million, and at an average price of $15.48 per share. Due to timing of the repurchase, $1.1 million was included in accrued expenses and other current liabilities at March 31, 2013 and paid by June 30, 2013. There were no repurchases in the second quarter of 2013.  As of June 30, 2013, the Company may repurchase up to an additional $48.9 million of its common stock under the repurchase program.

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

13. Subsequent Event

On July 31, 2013, the Company entered into a definitive agreement to acquire all of the outstanding stock of Monoprice, Inc., for $180 million, subject to certain working capital adjustments, and which includes a deferred compensation agreement.  Monoprice, Inc. is an online provider of self-branded electronics and accessories for both consumers and businesses, operating primarily through its www.monoprice.com site.  The acquisition, which is expected to close by the end of August, is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

Search

The majority of our revenues are generated by our Search segment. Our Search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The Search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The InfoSpace search business does not generate its own search content, but instead aggregates search content from a number of content providers. Our technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search engine content providers to continually improve the user experience. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content, and those providers are referred to as Search Customers.

Revenue from our Search segment is generated primarily as a result of end users of our services clicking on paid search results displayed on our own branded websites or those of our distribution partners. These paid search results are provided to us by our Search Customers. The Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with the partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks. Revenue from Google accounts for approximately 89% of our Search segment revenue for both the three and six months ended June 30, 2013.

Tax Preparation

Our Tax Preparation segment generates its revenue through three primary methods: the sale of state and upgraded federal income tax preparation services and software to consumers and small businesses, the sale of ancillary services to consumers, and the sale of its professional edition income tax preparation software to professional tax preparers. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to file his or her federal income taxes without paying for upgraded services. This free offer differentiates TaxACT’s offerings from many of its competitors who have limited free software and/or services offerings. The TaxACT business generates revenue from a percentage of these “free” users who choose to upgrade for a fee to the deluxe product and/or ancillary services and/or to file their state income tax returns, which are not free, with TaxACT. The ancillary services include, among other things, taxpayer phone support, data archiving, a deferred payment option, a bank card product, e-filing services, and other value-added services. TaxACT is the generally accepted value player in the digital do it yourself space, offering comparable software and/or services at a lower cost to the end-user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the TaxACT business’s overall revenue, and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

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

Use of Cash

As of June 30, 2013, we had $415.5 million in cash, cash equivalents, and short-term investments. We may use these amounts in the future on investment in our current businesses, in acquiring new businesses or assets, for repayment of debt, or share repurchases. Such businesses or assets may not be related to search or tax preparation, and such acquisitions will result in us incurring further transaction related costs.

Subsequent Event

On July 31, 2013, the Company entered into a definitive agreement to acquire all of the outstanding stock of Monoprice, Inc., for $180 million, subject to certain working capital adjustments, and which includes a deferred compensation agreement.  Monoprice, Inc. is an online provider of self-branded electronics and accessories for both consumers and businesses, operating primarily through its www.monoprice.com site.  The acquisition, which is expected to close by the end of August, is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

Overview of Operating Results

The following is an overview of our operating results for the second quarter of 2013 compared to the second quarter of 2012. A more detailed comparison of our operating results for these periods is included under the heading “Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several of our key operating financial measures for the quarters ended June 30, 2013 and 2012 in total dollars (in thousands) and as a percentage of associated revenue are presented below:

	Quarters ended June 30,
	2013		2012
Revenues	$117,181		$100,883
		% of total revenues		% of total revenues

	Quarters ended June 30,
	2013		2012
Gross profit	$47,201	40%	$36,656	36%
Net income	$8,406	7%	$9,698	10%

Revenues. The increase in revenues for the second quarter of 2013 as compared to the second quarter of 2012 was driven by an increase in revenue in both our Search and Tax Preparation segments of $12.7 million and $3.6 million, respectively.  The increase in Search segment revenue was driven by an $8.3 million (12%) increase in revenue generated from our distribution partners and a $4.4 million (46%) increase in revenue generated from our owned and operated properties. The $3.6 million (19%) increase in Tax Preparation segment revenue was driven by an increase in e-filings in the current year as well as the impact of the Internal Revenue Service (IRS) accepting federal income tax returns about two weeks later than in the previous tax season, which we believe contributed to a shift of some Tax Preparation segment revenue from the first quarter of 2013 to the second quarter of 2013.

Gross profit. The increase in gross profit as a percentage of revenues for the second quarter of 2013 as compared to the second quarter of 2012, is due to an increase in the Search segment gross margin related to the increasing proportion of our Search segment’s revenues being generated from our owned and operated properties, which provide a higher margin than our distribution partners’ web properties, as well as the mix of revenue generated by distribution partners.  In addition, the Tax Preparation segment gross margin increased primarily due to the combination of increased revenue while cost of revenue decreased due to a decrease in bank service fees on our bank card product.

Net income. The decrease in net income as a percentage of revenues for the second quarter of 2013 as compared to the second quarter of 2012 is due to an increase in Sales and Marketing for both segments, as well as other loss, net in the second quarter of 2013 compared to the second quarter of 2012.  The increase in other loss, net relates to an increase in interest expense due to the issuance of the Notes in the current year as well as an increase in loss on derivative due to an increase in fair value of the Warrant.  These increases are partially offset by the increase in the gross profit as a percentage of revenues as described above.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Business Segment Results

The following information presents the results of operations of our two reporting segments. Segment expenses do not include certain costs such as certain general and administrative (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, or income tax expense to the reportable segments.

Search

Search segment results for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013	Percent of Revenue	2012	Percent of Revenue	2013	Percent of Revenue	2012	Percent of Revenue
Search Revenue:
Revenue from existing distribution partners (launched prior to the then-current year)	$75,851	80%	$65,854	80%	$163,152	84%	$129,881	83%
Revenue from new distribution partners (launched during the then-current year)	4,713	5%	6,380	8%	5,884	3%	8,113	5%
Revenue from distribution partners	80,564	85%	72,234	88%	169,036	87%	137,994	88%
Revenue from owned and operated properties	13,933	15%	9,574	12%	26,062	13%	19,109	12%
Total Search Revenue	94,497		81,808		195,098		157,103
Cost of revenue	64,046		58,236		134,664		111,342
Operating expense	12,539		8,494		24,252		17,310
Segment income	$17,912		$15,078		$36,182		$28,451
Segment margin		19%		18%		19%		18%

Search Revenue. Our ability to increase the revenue generated from our distribution partners’ web properties is dependent on our ability to attract and retain distribution partners, which relies on providing a satisfying end user experience and an attractive monetization proposition to our distribution partners. Our ability to increase our online search services revenue and our installed application user base relies in part on our ability to attract and retain end users by providing a satisfying user experience. We manage our online direct marketing by projecting a desired return on our marketing expenditures and attempting to market according to that projected return. Revenue growth for our online direct marketing is dependent on our ability to execute to that projected return.

The increase in our search services revenue for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, is primarily due to increases in revenue generated by our distribution partners. For the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, revenue from distribution partners increased by $8.3 million (12%) and $31.0 million (22%), respectively. We expect year over year revenue in our distribution partner network to decrease in the second half of 2013, which reflects the continued impact of the policy changes implemented in the first quarter by our most significant search customer, Google. The policy changes affect our distribution partners that acquire end-users of our search services through downloadable applications.

We generated 37% and 48% of our search services revenue through our top five distribution partners in the second quarter of 2013 and the second quarter of 2012, respectively. The web properties of our top five distribution partners for the second quarter of 2013 generated 36% of our search services revenue in the second quarter of 2012.

Revenue generated from our owned and operated properties for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, increased by $4.4 million (46%) and $7.0 million (37%), respectively.  These increases are primarily due to an increase in revenue from our online direct marketing, offset in part by continued user attrition in our installed user base, resulting in fewer paid clicks.  In general, we expect year over year revenue generated from our owned and operated properties to increase in the second half of 2013.

Search Cost of revenue. The Search segment’s cost of revenue primarily consists of amounts paid under our revenue sharing arrangements with our distribution partners and usage-based content fees. The increase in cost of revenue for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to an increase in the revenue generated from our distribution partners’ web properties, with the resulting increase in shared revenue.

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

Search Operating expense. The increase in operating expense for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to the increase in spending on our online direct marketing.

Tax Preparation

Tax Preparation segment results are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$22,684	$19,075	$87,421	$59,476
Cost of revenue	768	1,539	2,982	4,118
Operating expense	7,478	5,582	39,217	21,269
Segment income	$14,438	$11,954	$45,222	$34,089
Segment margin	64%	63%	52%	57%

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

Tax Preparation revenue increased by $3.6 million (19%) in the second quarter of 2013 compared to the second quarter of 2012, primarily due to an increase in e-filings in the current year as well as the impact of the IRS accepting federal income tax returns about two weeks later than in the previous tax season, which we believe contributed to a shift of some Tax Preparation segment revenue from the first quarter of 2013 to the second quarter of 2013.

The increase in Tax Preparation revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily relates to the timing of the acquisition of TaxACT on January 31, 2012.  The current year period contains six months of TaxACT results whereas the prior year period contains only five months of the results of the Tax Preparation segment.

Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We measure our individual tax preparation customers using the number of federal tax accepted e-filings made through our software and services, and we refer to such tax filings as “e-files”. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the Tax Preparation business. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which has historically grown modestly, as we have not made significant pricing adjustments. Because we acquired the TaxACT business during the course of the 2012 tax season, we believe that presenting e-file metrics covering the same time periods as the financial results presented (and comparable period) would be misleading. Accordingly, we are presenting these metrics for the entire six month periods ended June 30, 2013 and 2012 (in thousands):

	Six months ended
	June 30, 2013	June 30, 2012 (1)	% change
TaxACT desktop e-files	275	261	5%
TaxACT online e-files	4,968	4,581	8%
TaxACT sub-total e-files	5,243	4,842	8%
TaxACT Free File Alliance e-files (2)	152	164	(7)%
TaxACT total e-files (3)	5,395	5,006	8%

(1)

We acquired the TaxACT business on January 31, 2012. Rather than presenting consumer tax unit metrics for only the portion of the six months ended June 30, 2012 following the TaxACT acquisition, we have presented our consumer tax preparation TaxACT unit performance for the six months ended June 30, 2012 on a comparable basis, assuming the acquisition occurred on January 1, 2012. We believe this is a more accurate indication of the year-over-year performance of the TaxACT business from the standpoint of our most important operational metric.

(2)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain guidelines, based on income.
(3)

We redefined e-files in our Form 10-Q for the quarter ended March 31, 2013 to exclude e-filed extensions as we believe this is a more accurate metric in evaluating performance of the Tax Preparation segment. The figures set forth above for 2012 and 2013 reflect this change.

We primarily derive revenue from the professional tax preparation product in two ways: from per-unit licensing fees for the software and from amounts that we charge to e-file through the software. Thus, professional tax preparation revenue is dependent upon both the number of tax professionals purchasing the product and the number of e-filed returns made through this product. For the 2012 tax season, the number of e-filed returns made through our professional product increased by 12% compared to the prior year and we experienced a slight increase in the number of professional units sold.

Tax Preparation Cost of revenue. The Tax Preparation segment cost of revenue primarily consists of payment processing fees for customer transactions, royalties, and bank service fees. The decrease in cost of revenue for the second quarter of 2013 as compared to the second quarter of 2012 is primarily due to a $635,000 decrease in bank service fees on our bank card product.

The decrease in cost of revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is due to a $1.4 million decrease in bank service fees on our bank card product and a $678,000 decrease in royalties, partially offset by a $933,000 increase in credit card processing fees due to timing of the TaxACT acquisition on January 31, 2012.

Tax Preparation Operating expense. The increase in operating expenses for the Tax Preparation segment for the second quarter of 2013 as compared to the second quarter of 2012 primarily relates to increased advertising in the second quarter of 2013 compared to the second quarter of 2012.

The increase in operating expenses for the Tax Preparation segment for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily relates to the current year containing six months of TaxACT results whereas the prior year contains only five months of the results of the Tax Preparation segment due to the timing of the acquisition on January 31, 2012, further amplified by the fact that a relatively high percentage of tax season advertising occurs in January, a month that is included in 2013 results, but not in 2012 results due to the timing of the TaxACT acquisition, as well as an overall increase in advertising in the current year .

The Tax Preparation segment is highly seasonal; almost all of its annual revenue is generated in the first four months of the calendar year, as are the majority of the variable costs related to such revenue, such as payment processing fees, royalties, and advertising and marketing expenses. As a result, we expect the Tax Preparation segment to report losses during the third and fourth quarters because revenue from the segment is minimal, while core operating expenses continue at relatively consistent levels.

Consolidated Results

Cost of sales. Cost of sales consists of the Search and Tax Preparation segments’ cost of revenue, amortization of acquired intangible assets, and certain costs associated with customer service and the operation of the data centers that serve our businesses, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), the cost of temporary help and contractors to augment our staffing, bandwidth costs, and depreciation. Cost of sales in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 2013 and 2012 are presented below:

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2013	2012	2012	2013	2012	2012
Search segment cost of revenue	$64,046	$58,236	$5,810	$134,664	$111,342	$23,322
Tax Preparation segment cost of revenue	768	1,539	(771)	2,982	4,118	(1,136)
Amortization of acquired intangible assets	1,927	2,080	(153)	3,867	3,591	276
Data center operations	2,545	1,880	665	5,743	3,735	2,008
Depreciation	466	424	42	952	840	112
Other	228	68	160	447	148	299
Total cost of sales	$69,980	$64,227	$5,753	$148,655	$123,774	$24,881
Percentage of revenues	60%	64%		53%	57%

The decrease in cost of sales as a percentage of revenues for the three and six months ended June 30, 2013 compared to June 30, 2012, was primarily due to a decrease in the Search segment’s cost of sales as a percentage of revenue related to the increasing proportion of our Search segment’s revenues being generated from our owned and operated properties, which have a higher margin than our distribution partners’ web properties, as well as the mix of revenue generated by distribution partners.  In addition, the Tax Preparation segment’s cost of sales as a percentage of revenue for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 decreased, primarily because revenue increased driven by higher unit sales while cost of revenue decreased due to a decrease in bank service fees on our bank card product and a decrease in royalties.

Engineering and technology expenses. Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), software support and maintenance, and professional service fees. Engineering and technology expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2013	2012	2012	2013	2012	2012
Engineering and technology expenses	$2,508	$2,448	$60	$5,046	$5,021	$25
Percentage of revenues	2%	2%		2%	2%

Engineering and technology expenses were comparable for the three and six months ended June 30, 2013 and 2012.

Sales and marketing expenses. Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT website (which includes the following channels: television, radio, online display and text, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online direct marketing, which involve the purchase of online advertisements that drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), and personnel costs (which include salaries, stock-based compensation expense, and benefits and other employee related costs). Sales and marketing expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2013	2012	2012	2013	2012	2012
Sales and marketing expenses	$14,067	$8,869	$5,198	$50,863	$28,312	$22,551
Percentage of revenues	12%	9%		18%	13%

The increase in sales and marketing expense for the second quarter of 2013 as compared to the second quarter of 2012 was primarily attributable to increased spending in our Search segment in support of our online direct marketing and to a lesser extent, increased spending in our Tax Preparation segment.

The increase in sales and marketing expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily relates to the current year containing six months of TaxACT results whereas the prior year contains only five months of the results of the Tax Preparation segment due to the timing of the acquisition on January 31, 2012.  This increase is further amplified by the fact that a relatively high percentage of tax season advertising occurs in January, a month that is included in 2013 results, but not in 2012 results.  Further contributing to the increase is increased spending in our Search segment in support of our online direct marketing.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes and insurance expenses. G&A expenses in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2013	2012	2012	2013	2012	2012
General and administrative expenses	$6,557	$5,356	$1,201	$12,941	$16,422	$(3,481)
Percentage of revenues	6%	5%		5%	8%

The increase in G&A expenses for the second quarter of 2013 as compared to the second quarter of 2012 was primarily attributable to an increase in corporate personnel expenses to support both our Search and Tax Preparation segment operations.

The decrease in G&A expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to a net decrease in stock-based compensation of $4.0 million related to $5.2 million in expense recognized in the six months ended June 30, 2012 related to the modification of the Warrant and the vesting of non-employee stock options due to the acquisition of the TaxACT business  (for further detail, see “Note 5: Stock-Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), offset by higher current year expense related to increased award activity.  Offsetting the decrease in stock-based compensation was a $1.0 million increase in salaries and benefits, as we increased our staff in the current year to support both our Search and Tax Preparation segment operations.

Depreciation and amortization of intangible assets. Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, and leasehold improvements not recognized in cost of sales. Amortization of definite-lived intangible assets represents the amortization of customer relationships, which are amortized over their estimated lives. Depreciation and amortization of intangible assets in total dollars (in thousands) and as a percentage of total revenues for the three and six months ended June 30, 2013 and 2012 are presented below are presented below:

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2013	2012	2012	2013	2012	2012
Depreciation	$524	$532	$(8)	$1,041	$1,067	$(26)
Amortization of intangible assets	3,168	3,168	0	6,337	5,281	1,056
Total depreciation and amortization of intangible assets	$3,692	$3,700	$(8)	$7,378	$6,348	$1,030
Percentage of revenues	3%	4%		3%	3%

For the second quarter of 2013 as compared to the second quarter of 2012, there were no significant changes in depreciation and amortization of intangible assets.

The increase in amortization of intangible assets for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to TaxACT acquisition on January 31, 2012. There was no material difference in the depreciation of property and equipment.

Other loss, net. Other loss, net for the three and six months ended June 30, 2013 and 2012 is presented below (in thousands):

	Three months ended June 30,		Change from	Six months ended June 30,		Change from
	2013	2012	2012	2013	2012	2012
Interest income	$(109)	$(52)	$(57)	$(164)	$(61)	$(103)
Interest expense	2,890	1,009	1,881	4,038	1,853	2,185
Amortization of debt issuance costs	476	332	144	583	663	(80)
Accretion of debt discount	949	124	825	1,110	259	851
Loss (gain) on derivative instrument	2,323	(333)	2,656	1,975	(61)	2,036
Other	(225)	(150)	(75)	(233)	(168)	(65)
Other loss, net	$6,304	$930	$5,374	$7,309	$2,485	$4,824

The increase in interest expense, amortization of debt issuance costs, and accretion of debt discount for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to the interest expense, amortization of debt issuance costs, and accretion of debt discount on the $201.25 million Notes issued on March 15, 2013 offset by slight decreases in the same categories from the TaxACT credit facility.

Loss (gain) on derivative relates to the change in fair value recorded on the Warrant.  The Company believes the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock (for further detail, see “Note 9:  Derivative Instruments and Hedging Activity” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).  For the three and six months ended June 30, 2013, we recorded net losses on the derivative due to an increase in the fair value of the warrant outstanding.  For the three and six months ended June 30, 2012, we recorded net gains due to a decrease in the fair value of the warrant outstanding.

Income Tax Expense. We recorded income tax expense of $5.7 million and $18.3 million in the three and six months ended June 30, 2013, respectively. We recorded income tax expense of $5.6 million and $13.1 million in the three and six months ended June 30, 2012, respectively. In the three and six months ended June 30, 2013, income tax expense differed from the taxes at the statutory rates primarily due to the non-deductible loss on the derivative. In the six months ended June 30, 2012, income tax expense differed from the taxes at the statutory rates primarily due to non-deductible stock compensation.

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

We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the three and six months ended June 30, 2013 and 2012 below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$8,406	$9,698	$32,014	$21,104
Depreciation and amortization of intangible assets	6,085	6,204	12,197	10,779
Stock-based compensation	2,753	2,020	5,238	8,728
Other loss, net	6,304	930	7,309	2,485
Income tax expense	5,667	5,655	18,313	13,113
Adjusted EBITDA	$29,215	$24,507	$75,071	$56,209

Adjusted EBITDA. The increase in Adjusted EBITDA for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, was primarily due to an increase in segment income from our Search and tax Preparation segments . The increase in segment income for the Search and Tax Preparation segments for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was $2.8 million and $2.5 million, respectively. The increase in segment margin for the Search and Tax Preparation segments for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was $7.7 million and $11.1 million, respectively.

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

We believe that non-GAAP net income and non-GAAP earnings per share provide meaningful supplemental information to management, investors and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP earnings per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and therefore our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the three and six months ended June 30, 2013 and 2012 below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$8,406	$9,698	$32,014	$21,104
Stock-based compensation	2,753	2,020	5,238	8,728
Amortization of acquired intangible assets	5,095	5,248	10,204	8,872
Accretion of debt discount on convertible notes	841	—	973	—
Loss (gain) on derivative instrument	2,323	(333)	1,975	(61)
Cash tax impact of adjustments to GAAP net income	(17)	3	(180)	(87)
Non-cash income tax expense	5,231	5,181	16,405	11,778
Non-GAAP net income	$24,632	$21,817	$66,629	$50,334
Net income—diluted	$0.20	$0.23	$0.75	$0.51
Stock-based compensation—diluted	0.07	0.05	0.12	0.21
Amortization of acquired intangible assets—diluted	0.12	0.13	0.24	0.22
Accretion of debt discount on convertible notes—diluted	0.02	—	0.02	—
Loss (gain) on derivative instrument—diluted	0.05	(0.00)	0.05	(0.00)
Cash tax impact of adjustments to GAAP net income—diluted	(0.00)	0.00	(0.00)	(0.00)
Non-cash income tax expense per share—diluted	0.12	0.12	0.38	0.29
Non-GAAP earnings per share—diluted	$0.58	$0.53	$1.56	$1.23

Non-GAAP net income. The increase in non-GAAP net income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily due to a $2.8 million and $2.5 million increase in the Search and Tax Preparation segment income, respectively, driven by growth in each segment in the current quarter compared to the prior year quarter.  Offsetting this increase is $1.9 million in increased interest expense associated with the Notes issued in March 2013.

The increase in non-GAAP net income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, was primarily due to a $7.7 million and $11.1 million increase in Search and Tax Preparation segment income, respectively, driven by growth in the Search segment and the timing of the acquisition on January 31, 2012 for the Tax Preparation segment.  Offsetting this increase is $2.8 million in increased interest expense associated with the Notes issued in March 2013.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of June 30, 2013, we had cash and marketable investments of $415.5 million, consisting of cash and cash equivalents of $217.4 million and available-for-sale short-term investments of $198.1 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, and municipal bonds. All of our financial instrument investments held at June 30, 2013 have minimal default risk and short-term maturities.

We have financed our operations primarily from cash provided by operating activities; accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

On January 31, 2013, we acquired TaxACT Holdings and its subsidiary, TaxACT, Inc. (which until July 15, 2013 was named 2nd Story, Inc.), operator of the TaxACT income tax preparation business. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of borrowings under a $105 million credit facility. There are no restrictive covenants associated with the credit facility.  During 2012, we repaid $25.5 million outstanding under the credit facility, including all of the amounts owed under the revolving credit facility portion of the debt. In April 2013, we repaid an additional $10.0 million outstanding.  Although we do not currently anticipate drawing on the revolving credit facility in the future, all $10 million of that revolving credit facility is available for future use. The terms of the credit facility require principal and interest payments and required us to hedge a portion of the interest rate risk associated with the amounts outstanding under the term loan (for further detail, see “Note 8: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

In March 2013, we issued $201.25 million principal amount of 4.25% Convertible Senior Notes  (the “Notes”), due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms (for further detail, see “Note 8: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The Notes bear interest at a rate of 4.25% per year, which began to accrue on March 15, 2013 and is payable semi-annually in arrears on April 1 and October 1 of each year beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.8 million after adjusting for debt issuance costs, including the underwriting discount. There are no financial or operating covenants relating to the Notes.

In addition to our operating requirements, we will require cash to pay interest on the credit facility and on the Notes and to make principal payments on the credit facility and on the Notes at maturity or upon conversion.  As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.  We intend to satisfy any conversion premium by issuing shares of our common stock.  We plan to use our cash to fund operations in our current businesses, acquire new businesses or assets, to repay amounts associated with our debt, or for common stock repurchases.  During the three months ended March 31, 2013, we purchased 67,700 shares of our common stock in open market transactions at a total cost of $1.1 million.

We believe that existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, but the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part II, Item 1A of this report) under the heading “Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.”

Contractual Obligations and Commitments

There have been no material changes during the period covered by this 10-Q, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the 10-K, other than those previously disclosed in the 10-Q for the first quarter 2013.

Off-balance sheet arrangements

We have no off-balance sheet arrangements other than operating leases. We do not believe that our operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Cash Flows

Our net cash flows were comprised of the following for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$48,978	$31,359
Net cash used by investing activities	(110,888)	(73,009)
Net cash provided by financing activities	211,066	95,589
Net increase in cash and cash equivalents	$149,156	$53,939

Net cash provided by operating activities. Net cash provided by operating activities was $49.0 million and $31.4 million for the six months ended June 30, 2013 and 2012, respectively. Our operating cash flows result primarily from net income offset by certain adjustments not affecting current period cash flows and the effect of changes in our operating assets and liabilities.

Net cash used by investing activities. Net cash used by investing activities was $110.9 million and $73.0 million for the six months ended June 30, 2013 and 2012. For the six months ended June, 2013, cash used by investing activities primarily consisted of $167.4 million for purchases of investments, a $4.0 million equity investment in a privately-held company, and $2.1 million in purchases of property and equipment, partially offset by $53.6 million in proceeds from the maturities of our investments and $8.7 million from sales of our investments. For the six months ended June 30, 2012, cash used by investing activities primarily consisted of $279.4 million in business acquisitions, net of cash acquired and purchases of investments of $6.0 million. Partially offsetting cash used by investing activities were proceeds of $179.9 million from the sales of investments, $32.1 million from the maturities of our investments, and $893,000 of restricted cash that was released to our use.

Net cash provided by financing activities. Net cash provided by financing activities was $211.1 million and $95.6 million for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013, cash provided by financing activities primarily consisted of net proceeds from the issuance of the Notes of $194.8 million, $27.0 million of excess tax benefits from stock-based award activity, primarily due to utilizing equity net operating loss carryforwards from prior years, and $1.7 million from the exercise of options and the issuance of stock through our employee stock purchase plan, offset by repayment of debt of $10.0 million, purchases of our common stock under our stock repurchase plan of $1.1 million, and $1.4 million in tax payments from shares withheld upon vesting of restricted stock units. For the six months ended June 30, 2012, net cash provided by financing activities consisted of net loan proceeds of $96.7 million, proceeds of $19.1 million from excess tax benefits from stock-based award activity, and $5.7 million from the exercise of options and the issuance of stock through our employee stock purchase plan. Partially offsetting cash provided by financing activities were cash payments of $25.0 million for the repayment of debt under the credit facility entered into to help finance the acquisition of the TaxACT business, and $851,000 in tax payments from shares withheld upon vesting of restricted stock units.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the quarter ended June 30, 2013 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2012, along with those presented below.

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

Item 3. —Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk from those that were disclosed in our Annual Report on Form 10-K as filed with the SEC on March 8, 2013, other than those previously disclosed in the 10-Q for the first quarter 2013.

Item 4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

PART II—OTHER INFORMATION

Item 1. —Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in “Note 7: Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our data centers and cloud service could be susceptible to damage or disruption, which could have a material adverse effect on our business. Our Search business relies on third-party co-location facilities and cloud service providers. Although these third party services provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business has a disaster recovery center which we built in late 2012 and have tested, but if the primary data center fails and the disaster recovery center fails to fully restore the failed environments, our TaxACT business will suffer, particularly if such interruption occurs during the “tax season.”

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

The trading price of our common stock has been highly volatile. Between July 1, 2011 and June 30, 2013, our stock price ranged from $8.04 to $19.11. On July 26, 2013, the closing price of our common stock was $20.56. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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

In March of 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. We will be required to pay interest on the Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the Notes may also affect our earnings per share figures, as accounting requirements may require that we include in our calculation of diluted earnings per share the number of shares of our common stock into which the Notes are convertible. We received approval at the 2013 annual meeting of stockholders for a flexible conversion option that allows us to pay the conversion right on these notes in cash and/or shares, and, that flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the Notes are convertible. The Notes may be converted, under the conditions and at the premium specified in those notes, into shares of our common stock, into the cash equivalent of shares of our common stock, and/or into any combination of cash or shares. If converted into shares, the Notes will result in the dilution of our shareholders. If converted into cash, the Notes will require the payment of significant additional amounts above the initial principal. The payment of the interest payments, the repayment of the principal, and the potential payment of the conversion premium will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

We incurred debt as part of our acquisition of the TaxACT business, which may adversely affect our financial condition and future financial results.

Our indirect subsidiary, TaxACT, Inc. (which until July 15, 2013 was named 2nd Story Software, Inc.), incurred debt as part of our acquisition of TaxACT’s business, of which $64.5 million remains outstanding. This debt is non-recourse debt that is guaranteed by TaxACT Holdings, Blucora’s direct subsidiary, and TaxACT’s direct parent. This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing TaxACT’s vulnerability to downturns in its business, to competitive pressures, and to adverse economic and industry conditions;

•	requiring the dedication of a portion of our expected cash from TaxACT’s operations to service this indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions;

•	requiring cash infusions from Blucora to TaxACT if TaxACT is unable to meet its debt obligations;

•	increasing our interest payment obligations in the event that interest rates rise dramatically (including on the portion of the debt that has an interest rate hedge if such hedge becomes ineffective); and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

This credit facility imposes restrictions on TaxACT, including restrictions on TaxACT’s ability to create liens on its assets and on our ability to incur indebtedness, and requires TaxACT to maintain compliance with specified financial ratios. TaxACT’s ability to comply with these ratios may be affected by events beyond its control. In addition, this credit facility includes covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. This debt, and our ability to repay it, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.

Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures.

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March of 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of June 30, 2013, TaxACT had $64.5 million outstanding under the credit agreement it entered into in January 2012. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 72% of our total Company revenues in the second quarter of 2013. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but over the past several years, Yahoo!’s percentage or our revenue has declined, and we expect this trend to continue. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our search operations, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2012, 75% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 30% and 39% of our total Company revenues through relationships with our top five distribution partners in the second quarter of 2013 and the second quarter of 2012, respectively. There can be no assurance that these relationships will continue or will result in benefits to us that outweigh their cost.

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
Eric M. Emans
Chief Financial Officer (Principal Financial Officer)

Dated: August 1, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	First Amendment to Employment Agreement between Blucora, Inc., InfoSpace LLC, and Michael Glover, dated April 11, 2013	10-Q	May 2, 2013	10.3

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101

The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

X

*	Indicates a management contract or compensatory plan or arrangement.