Form 10-Q
period 2013-09-30
BLUCORA, INC.
filed 2013-11-05
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2013
Common Stock, Par Value $0.0001	41,195,692

BLUCORA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$97,821	$68,278
Short-term investments, available-for-sale	150,561	94,010
Accounts receivable, net of allowance of $31 and $10	46,896	34,932
Other receivables	8,943	3,942
Inventories	26,577	—
Prepaid expenses and other current assets, net	6,928	10,911

Total current assets	337,726	212,073
Property and equipment, net	15,165	7,533
Goodwill	343,139	230,290
Other intangible assets, net	185,421	132,815
Other long-term assets	6,043	2,582

Total assets	$887,494	$585,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,862	$37,687
Accrued expenses and other current liabilities	26,278	13,280
Deferred revenue	6,195	3,157
Short-term portion of long-term debt, net of discount of $0 and $160	—	4,590
Derivative instruments	14,495	8,974

Total current liabilities	97,830	67,688
Long-term liabilities:
Long-term debt, net of discount of $264 and $468	65,120	69,278
Convertible senior notes	180,725	—
Deferred tax liability	56,020	29,333
Deferred revenue	2,143	1,319
Other long-term liabilities	2,022	2,225

Total long-term liabilities	306,030	102,155

Total liabilities	403,860	169,843
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value, $0.0001 - authorized, 900,000,000 shares; 41,175,868 and 40,832,393 shares issued and outstanding at September 30, 2013 and December 31, 2012	4	4
Additional paid-in capital	1,434,471	1,392,098
Accumulated deficit	(950,843)	(976,376)
Accumulated other comprehensive income (loss)	2	(276)

Total stockholders’ equity	483,634	415,450

Total liabilities and stockholders’ equity	$887,494	$585,293

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Services revenue	$109,491	$92,870	$392,010	$309,449
Product revenue	14,630	—	14,630	—

Total revenues	124,121	92,870	406,640	309,449
Operating expenses:
Cost of revenues:
Services cost of revenue (includes amortization of acquired intangible assets of $1,906, $2,014, $5,773, and $5,605)	72,935	69,918	219,274	192,308
Product cost of revenue	10,622	—	10,622	—

Total cost of revenues	83,557	69,918	229,896	192,308
Engineering and technology	2,905	2,410	7,951	7,431
Sales and marketing	18,230	7,796	71,409	37,492
General and administrative	8,421	5,283	21,362	21,705
Depreciation	697	560	1,738	1,627
Amortization of intangible assets	4,184	3,169	10,521	8,450

Total operating expenses	117,994	89,136	342,877	269,013

Operating income	6,127	3,734	63,763	40,436
Other loss, net	(13,118)	(5,196)	(20,427)	(7,681)

Income (loss) before income taxes	(6,991)	(1,462)	43,336	32,755
Income tax benefit (expense)	510	(936)	(17,803)	(14,049)

Net income (loss)	$(6,481)	$(2,398)	$25,533	$18,706

Income (loss) per share:
Basic	$(0.16)	$(0.06)	$0.62	$0.47

Diluted	$(0.16)	$(0.06)	$0.60	$0.45

Weighted average shares outstanding:
Basic	41,088	40,511	41,048	40,108
Diluted	41,088	40,511	42,878	41,425
Other comprehensive income (loss):
Net income (loss)	$(6,481)	$(2,398)	$25,533	$18,706
Unrealized gain (loss) on investments, available-for-sale	(23)	9	13	—
Unrealized gain (loss) on derivative instrument	57	(20)	266	(298)
Reclassification adjustment for realized gain on investments, available-for-sale, net, included in net income	—	—	(1)	(26)

Other comprehensive income (loss)	34	(11)	278	(324)

Comprehensive income (loss)	$(6,447)	$(2,409)	$25,811	$18,382

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$25,533	$18,706
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,490	6,637
Warrant-related stock-based compensation	—	4,286
Loss on derivative instrument	5,931	4,274
Depreciation and amortization of intangible assets	19,413	16,950
Excess tax benefits from stock-based award activity	(24,596)	(20,882)
Deferred income taxes	(8,209)	(7,398)
Unrealized amortization of premium on investments, net	857	(335)
Loss on equity investment in privately-held company	289	—
Impairment loss on equity investment in privately-held company	3,711	—
Amortization of debt issuance costs	841	746
Accretion of debt discount	1,972	294
Loss on debt extinguishment and modification expense	1,593	—
Interest incurred but not paid due to refinance	199	—
Other	120	(21)
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(8,756)	(907)
Other receivables	1,090	504
Inventory	900	—
Prepaid expenses and other current assets	6,694	705
Other long-term assets	(2,296)	(612)
Accounts payable	1,873	(2,344)
Deferred revenue	2,563	3,183
Accrued expenses and other current and long-term liabilities	27,176	15,174

Net cash provided by operating activities	65,388	38,960
Investing activities:
Business acquisition, net of cash acquired	(180,500)	(279,386)
Equity investment in privately-held company	(4,000)	—
Purchases of property and equipment	(3,066)	(2,776)
Change in restricted cash	2,491	168
Proceeds from sales of investments	25,825	184,934
Proceeds from maturities of investments	151,561	32,125
Purchases of investments	(234,771)	(59,076)

Net cash used by investing activities	(242,460)	(124,011)
Financing activities:
Proceeds from issuance of convertible debt, net of debt issuance costs of $6,432	194,818	—
Proceeds from loan, net of debt issuance costs of $2,343 and debt discount of $953	—	96,704
Debt issuance costs on credit facility	(28)	—
Repayment of debt	(10,000)	(25,504)
Stock repurchases	(3,525)	—
Excess tax benefits from stock-based award activity	24,596	20,882
Proceeds from stock option exercises	1,700	7,812
Proceeds from issuance of stock through employee stock purchase plan	1,065	601
Tax payments from shares withheld upon vesting of restricted stock units	(2,011)	(934)

Net cash provided by financing activities	206,615	99,561

Net increase in cash and cash equivalents	29,543	14,510
Cash and cash equivalents:
Beginning of period	68,278	81,897

End of period	$97,821	$96,407

Cash paid for:
Income taxes	$1,637	$2,571
Interest	$6,512	$2,737
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$1,006	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates three primary businesses: an internet search business, an online tax preparation business and an e-commerce business. The Company’s Search business, InfoSpace, provides search services to distribution partners’ web properties as well as to the Company’s owned and operated properties. The Tax Preparation business consists of the operations of the TaxACT tax preparation online services and software business that the Company acquired on January 31, 2012. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which the Company acquired on August 22, 2013, and is a provider of self-branded consumer electronics and accessories.

On January 31, 2012, the Company acquired TaxACT Holdings, Inc. (“TaxACT Holdings”) and its wholly-owned subsidiary, TaxACT, Inc. (“TaxACT”), previously 2nd Story Software, Inc., which operates the TaxACT tax preparation online service and software business. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The majority of the TaxACT business’s revenue is generated by its online service at www.taxact.com.

On August 22, 2013, the Company completed the acquisition of Monoprice pursuant to the terms of the Stock Purchase Agreement dated as of July 31, 2013. As a result of the Acquisition, Blucora owns 100% of Monoprice, an online provider of self-branded electronics and accessories for both consumers and businesses. Monoprice generates revenue primarily through its website, www.monoprice.com.

Segments: The Company has three reporting segments: Search, Tax Preparation and E-Commerce. The Search segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Search” to represent search services, the term “Tax Preparation” to represent services and products sold through the TaxACT business, and the term “E-Commerce” to represent products sold through the Monoprice business (see “Note 10: Segment Information”).

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

2. Summary of Significant Accounting Policies

The Company’s critical accounting policies and methodologies during the quarter ended September 30, 2013 include those described in its Annual Report on Form 10-K for the year ended December 31, 2012, along with those presented below.

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

Search services revenue recognition: The majority of the Company’s revenues are generated from its web search services. The Search business does not generate its own search content for its web search services, but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content, and those providers are referred to as “Search Customers”. The Company generates search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of the Company’s owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays the Company a portion of that fee. Revenue is recognized in the period in which the services are provided (i.e., when a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company. This revenue is recorded in the Search segment.

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

Tax preparation revenue recognition: The Company derives service revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software products, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, e-filing services, and other value-added services. This revenue is recorded in the Tax Preparation segment.

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

VSOE generally exists when the Company sells the deliverable separately. When VSOE cannot be established, the Company attempts to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company is unable to establish selling price using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. ESP is the estimated price at which the Company would sell a product or service if it were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, the Company receives advance payments from its customers. The Company defers revenue associated with these advance payments and recognizes the allocated consideration for each element when the Company ships the products or performs the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

E-Commerce revenue recognition: The Company recognizes product revenue from product sales when all four revenue recognition criteria, as outlined above, have been met. Because the Company either (i) has a general practice of refunding customer losses for products damaged while in-transit despite selling terms indicating title transfers at the point of shipment or (ii) has FOB-destination shipping terms specifically set out in certain arrangements, delivery is deemed to have occurred at the point in time when the product is received by the customer. All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenues earned for the goods provided, and these amounts have been classified as “product revenue”. Costs related to such shipping and handling billings are classified as “product cost of revenue”.

The Company provides its customers with a thirty-day right of return. Return allowances, which reduce revenue, are estimated using historical experience.

Cost of revenues: The Company records the cost of revenues for sales of products and services when the related revenue is recognized. Services cost of revenue consists of costs related to revenue sharing arrangements with our distribution partners, usage-based content fees, certain costs associated with the operation of our data centers that serve the Company’s Search and Tax Preparation businesses, including amortization of intangible assets, depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, bank service fees, and royalties. Product cost of revenue includes product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from the Company’s suppliers are included in inventory, and recognized as product cost of revenue upon sale of products to customers.

Sales and marketing expenses: Sales and marketing expenses consist principally of marketing expenses associated with the Company’s TaxACT and Monoprice websites (which include the following channels: television, radio, online display and text, and email), the Company’s owned and operated web search properties (which consist of traffic acquisition, including the Company’s online marketing, which includes fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense and market research expense), personnel costs (which include salaries, benefits and other employee-related costs, and stock-based compensation expense) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with the Company’s E-Commerce business. Fulfillment includes direct operating expenses (including personnel costs) relating to the Company’s purchasing, customer and technical support, receiving, inspection and warehouse functions, as well as the cost of temporary help and contractors, and credit card processing fees.

Inventories: Inventories, consisting of merchandise purchased for resale in the E-Commerce business, are accounted for using the first-in-first-out (“FIFO”) method of accounting, and are valued at the lower of cost or market. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

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

Supplier Concentration: A material part of Monoprice’s business is dependent on two vendors. During the period from August 22, 2013, the date of the acquisition, to September 30, 2013, these unrelated vendors accounted for $1.3 million or 16% and $742,000 and 9%, respectively, of Monoprice’s inventory purchases and at September 30, 2013 accounted for $1.1 million or 12% and $843,000 or 10%, respectively, of Monoprice’s related accounts payable, respectively.

Impairment of Equity Method Investments: The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of an other-than-temporary decline has occurred, the Company compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.

For the three months ended September 30, 2013, in connection with the Company’s review of its equity method investments for other than temporary impairment, the Company determined that its equity investment in a privately-held company had experienced a decline in value which was other than temporary, due to recurring losses from operations, significant personnel reductions and a change in the underlying business model. The Company’s impairment loss calculations require management to apply judgment in estimating future cash flows and assessing the probability of differing estimated outcomes. The Company assesses the fair value of its equity method investments using commonly accepted techniques to the extent applicable, and may use more than one method. Accordingly, this equity investment in a privately-held company with a carrying value of $3.7 million was written down to zero, resulting in a loss of $3.7 million, which was included in “other loss, net” in the Company’s condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013.

3. Acquisitions

Monoprice. On August 22, 2013, the Company acquired all of the outstanding stock of Monoprice, an online provider of self-branded electronics and accessories for both consumers and businesses (see “Note 1: The Company and Basis of Presentation”). The preliminary acquisition consideration paid by the Company was equal to $183.3 million, which was funded from available cash and is subject to a final working capital adjustment during the fourth quarter of 2013. The acquisition was intended to diversify the Company’s business model and expand its operations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill. Preliminary valuations are as follows (in thousands):

Fair Value
Tangible assets acquired	$49,515
Liabilities assumed	(23,122)

Identifiable net assets acquired	$26,393

Fair value adjustments to intangible assets
Customer relationships	$30,900
Trade name	38,000

Fair value of intangible assets acquired	$68,900

Purchase price:
Cash paid	$183,319
Less identifiable net assets acquired	(26,393)
Plus deferred tax liability related to intangible assets	24,823
Less fair value of intangible assets acquired	(68,900)

Excess of purchase price over net assets acquired, allocated to goodwill	$112,849

The preliminary fair value determinations for assets acquired and liabilities assumed for this acquisition was based upon a preliminary valuation and certain of our estimates and assumptions are subject to change as we obtain additional information for our estimates in future periods. The primary areas of the acquisition accounting that are not yet finalized relate to income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill. The Company incurred acquisition costs of $646,000 and $698,000 in the three and nine months ended September 30, 2013, which were recognized in general and administrative expenses as incurred. The Company did not assume any equity awards or plans from Monoprice. Following the completion of the acquisition, the Company issued 27,152 options and 126,259 restricted stock units (“RSUs”), which are at levels consistent with other awards to Blucora subsidiary employees, and 243,750 performance-based restricted stock units (“PSUs”) to Monoprice’s employees.

The Company’s estimates of the economic lives of the acquired intangible assets are two years for the business-to-consumer customer relationships, seven years for the business-to-business customer relationships, approximately six years for the personal property assets, and the trade name is estimated to have an indefinite-life. The Company plans to amortize the definite-lived intangible assets over their respective estimated lives. The goodwill and the trade name will be tested for impairment at least annually.

The gross contractual amount of trade accounts receivable acquired was $3.2 million, which the Company expects to be completely collectible. The Company recorded a fair value of $1.3 million for deferred revenue, which Monoprice, prior to the acquisition, had recorded at $2.0 million as of the acquisition date.

For the period from the August 22, 2013 acquisition date to September 30, 2013, the Company’s total revenues included $14.6 million in revenue from Monoprice’s sales. For the same period, Monoprice contributed $427,000 to the Company’s net loss.

The financial information in the table below summarizes the combined results of operations of Blucora and Monoprice on a pro forma basis for the three and nine months ended September 30, 2013 and 2012, as though they had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma condensed combined consolidated statement of operations for the three months ended September 30, 2013 combines the historical results of operations of Blucora for the three months ended September 30, 2013 and the historical results of operations of Monoprice for the period from July 1, 2013 to the acquisition date. The pro forma condensed combined consolidated statement of operations for the nine months ended September 30, 2013 combines the historical results of operations of Blucora for the nine months ended September 30, 2013 and the historical results of operations of Monoprice for the period from January 1, 2013 to the acquisition date. The following amounts are in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$145,852	$122,411	$496,559	$394,879
Net income (loss)	$(6,017)	$(1,351)	$26,771	$20,055

TaxACT. As described in “Note 1: The Company and Basis of Presentation”, on January 31, 2012, the Company acquired all of the outstanding stock of TaxACT Holdings and its wholly-owned subsidiary, TaxACT. The Company paid $287.5 million in cash for this acquisition, less certain transaction expenses, and subject to certain specified working capital adjustments. The acquisition of the TaxACT business was funded from the Company’s cash reserves and from the net proceeds of a $105 million credit facility (of which $100 million was drawn at the transaction’s close). For further discussion of the credit facility, see “Note 8: Debt”. The acquisition was intended to diversify the Company’s business model and expand its operations. The Company recorded $185.5 million in goodwill upon final valuation.

The financial information in the table below summarizes the combined results of operations of Blucora and the TaxACT Tax Preparation business on a pro forma basis for the nine months ended September 30, 2012, as though it had been combined as of the beginning of the period, compared to the consolidated results for the three and nine months ended September 30, 2013. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of 2012. The pro forma condensed combined consolidated statements of operations for the nine months ended September 30, 2012 combines the historical results of the Company for the nine months ended September 30, 2012 with the results of the TaxACT business for the month ended January 31, 2012. The following amounts are in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$124,121	$92,870	$406,640	$330,339
Net income (loss)	$(6,481)	$(2,398)	$25,533	$22,999

Goodwill. The goodwill arising from the acquisitions of Monoprice and TaxACT consists largely of the ability to attract new customers and develop new technologies post acquisition, which do not qualify for separate recognition. The Company does not expect that any of the goodwill arising from the acquisitions will be deductible for tax purposes. The following summarizes our goodwill activity by segment in the nine months ended September 30, 2013 (in thousands):

	Search	Tax Preparation	E-Commerce	Total
Goodwill – January 1, 2013	$44,815	$185,475	$—	$230,290
New acquisitions	—	—	112,849	112,849

Goodwill – September 30, 2013	$44,815	$185,475	$112,849	$343,139

Other intangibles, net. Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Installed code base technology	$12,650	$(12,555)	$95	$12,650	$(12,369)	$281
Core technology	1,085	(1,085)	—	1,085	(1,085)	—
Tax Preparation customer relationships	101,400	(21,125)	80,275	101,400	(11,619)	89,781
Tax Preparation proprietary technology	29,800	(12,416)	17,384	29,800	(6,829)	22,971
E-Commerce B2C customer relationships	14,500	(780)	13,720	—	—	—
E-Commerce B2B customer relationships	16,400	(235)	16,165	—	—	—
Other	6,667	(6,667)	—	6,667	(6,667)	—

Total definite-lived intangible assets	182,502	(54,863)	127,639	151,602	(38,569)	113,033
Indefinite-lived intangible assets:
Tax Preparation trade names	19,499	—	19,499	19,499	—	19,499
E-Commerce trade names	38,000	—	38,000	—	—	—
Other	283	—	283	283	—	283

Total indefinite-lived intangible assets	57,782	—	57,782	19,782	—	19,782

Total	$240,284	$(54,863)	$185,421	$171,384	$(38,569)	$132,815

Amortization expense for the three and nine months ended September 30, 2013 is presented in the table below (in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Statement of operations location of amortization:
Services cost of revenue	$1,906	$5,773
Depreciation and amortization	4,184	10,521

Total	$6,090	$16,294

The weighted average amortization period for definite-lived intangible assets is 65 months.

Information about expected amortization of definite-lived intangible assets held as of September 30, 2013 in the next five years is presented in the table below (in thousands):

	2013	2014	2015	2016	2017	2018	Thereafter	Total
Services cost of revenue	$1,895	$7,513	$7,450	$621	$—	$—	$—	$17,479
Depreciation and amortization	5,583	22,268	19,676	15,018	15,018	15,018	17,579	110,160

Total	$7,478	$29,781	$27,126	$15,639	$15,018	$15,018	$17,579	$127,639

4. Fair Value Measures

Certain financial assets and liabilities are remeasured and reported at fair value each reporting period. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures its cash equivalents, available-for-sale investments, and derivative instruments at fair value. The cash equivalents and available-for-sale investments are valued within Level 2 in the fair value hierarchy because the Company values its cash equivalents and marketable securities using alternative pricing sources utilizing market observable inputs. The Company classifies its interest rate swap derivative within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As more fully discussed in “Note 8: Debt”, the interest rate swap was terminated for break-even on September 10, 2013. The Company classifies the Warrant derivative (see “Note 5: Stock-Based Compensation”) within Level 3 because it is valued using the Black-Scholes valuation model, which has significant unobservable inputs. Those unobservable inputs reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation requires significant judgment.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2013	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$1,700	$—	$1,700	$—
Money market funds	40,155	—	40,155	—
Commercial paper	15,999	—	15,999	—
Time deposits	1,215	—	1,215	—
Taxable municipal bonds	1,383	—	1,383	—

Total cash equivalents	60,452	—	60,452	—

Available-for-sale securities:				—
U.S. government securities	42,299	—	42,299	—
Commercial paper	9,992	—	9,992	—
Time deposits	11,247	—	11,247	—
Taxable municipal bonds	87,023	—	87,023	—

Total available-for-sale securities	150,561	—	150,561	—

Total assets	211,013	—	211,013	—
Liabilities
Derivative instruments
Warrant (see Note 5)	(14,495)	—	—	(14,495)

Total liabilities	(14,495)	—	—	(14,495)

Total assets and liabilities at fair value	$196,518	$—	$211,013	$(14,495)

		Fair value measurements at the reporting date using
	December 31, 2012	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$6,900	$—	$6,900	$—
Money market and other funds	13,723	—	13,723	—
Commercial paper	6,999	—	6,999	—
Time deposits	1,245	—	1,245	—
Taxable municipal bonds	8,794	—	8,794	—

Total cash equivalents	37,661	—	37,661	—

Available-for-sale securities:
U.S. government securities	41,402	—	41,402	—
Commercial paper	9,396	—	9,396	—
Time deposits	7,169	—	7,169	—
Taxable municipal bonds	36,043	—	36,043	—

Total available-for-sale securities	94,010	—	94,010	—

Total assets	131,671	—	131,671	—
Liabilities
Derivative instruments
Warrant (see Note 5)	(8,564)	—	—	(8,564)
Interest rate swap (see Note 9)	(410)	—	(410)	—

Total liabilities	(8,974)	—	(410)	(8,564)

Total assets and liabilities at fair value	$122,697	$—	$131,261	$(8,564)

Maturity information was as follows for investments classified as available-for-sale at September 30, 2013 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$150,558	$27	$(24)	$150,561
Greater than one year	—	—	—	—

Total	$150,558	$27	$(24)	$150,561

Maturity information was as follows for investments classified as available-for-sale at December 31, 2012 (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Within one year	$94,029	$36	$(55)	$94,010
Greater than one year	—	—	—	—

Total	$94,029	$36	$(55)	$94,010

In the nine months ended September 30, 2013 and 2012, and at December 31, 2012, the Company did not measure the fair value of any of its assets or liabilities other than cash equivalents, available-for-sale investments, and derivative instruments. The Company’s management considers the carrying values of accounts receivable, other receivables, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term nature.

5. Stock-Based Compensation

The Company has included the following amounts for stock-based compensation expense, including the cost related to RSUs, stock options, PSUs and market stock units (“MSUs,” a form of share price performance-based restricted stock unit) granted under the Company’s equity award plans including the Company’s employee stock purchase plan (“ESPP”) and the warrant issued in August 2011 (the “Warrant,”), in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Services cost of revenue	$94	$183	$541	$331
Engineering and technology	370	332	942	894
Sales and marketing	649	587	1,652	1,389
General and administrative	2,139	1,093	5,355	8,309

Total	$3,252	$2,195	$8,490	$10,923

Excluded and capitalized as part of internal-use software	$34	$21	$68	$66

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities, and the award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. The completion of the acquisition of the TaxACT business on January 31, 2012 constituted a qualifying acquisition under the terms of the award, and the vesting of the award resulted in a charge of $903,000 to stock-based compensation expense in the nine months ended September 30, 2012, which was classified in general and administrative expenses.

In May 2012, the Company granted 190,000 performance-based stock options to certain employees who perform acquisition-related activities, and the awards’ vestings are predicated on completing qualified acquisitions per the terms of the awards. No expense was recognized in 2012, as a qualified acquisition did not occur. The completion of the acquisition of Monoprice on August 22, 2013 constituted a qualifying acquisition under the terms of the awards, and the vestings of the awards resulted in a charge of $526,000 to stock-based compensation expense in the three and nine months ended September 30, 2013, which was classified in general and administrative expenses.

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

The total net shares issued for RSUs and MSUs vested, options exercised, and shares purchased pursuant to the ESPP during the three and nine months ended September 30, 2013 and 2012 is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
RSUs vested	70	18	265	191
MSUs vested	—	—	29	30
Options exercised	39	243	157	817
Shares purchased pursuant to ESPP	48	38	84	62

Total	157	299	535	1,100

6. Net Income (Loss) per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, the Warrant, vesting of unvested RSUs, MSUs, and PSUs, and the impact of shares that could be issued upon conversion or maturity of our convertible debt. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

The weighted average dilutive and anti-dilutive shares for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding, basic	41,088	40,511	41,048	40,108
Dilutive stock options, RSUs, PSUs, MSUs, and Warrant	—	—	1,830	1,317

Weighted average common shares outstanding, diluted	41,088	40,511	42,878	41,425
Antidilutive awards with an exercise price less than the average price during the applicable period excluded from dilutive share calculation	98	26	766	246
Outstanding awards with an exercise price greater than the average price during the applicable period not included in dilutive share calculation	32	655	83	848
Outstanding awards with performance conditions not completed during the applicable period not included in dilutive share calculation	160	190	97	157
Outstanding awards excluded from dilutive share calculation due to anti-dilutive effect of a net loss	5,603	5,000	—	—

As more fully discussed in “Note 8: Debt”, in March 2013, we issued Convertible Senior Notes (the “Notes”) maturing in April 2019. The Company intends, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of our common stock. Due to the cash settlement feature of the principal amount of the Notes, the Company only includes the impact of the premium feature in its diluted earnings per common share calculation when the average stock price exceeds the conversion price of the Notes, which did not occur for the three or nine months ended September 30, 2013.

7. Commitments and Contingencies

The Company’s contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, outside of the ordinary course of the Company’s business and other than those previously disclosed in the Quarterly Reports on Form 10-Q for the first quarter and the second quarter of 2013, due to the acquisition of Monoprice. The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2013	2014	2015	2016	2017	2018	Thereafter		Total
Operating lease commitments	$554	$2,596	$2,309	$1,793	$1,830	$1,676	$2,353		$13,111
Purchase commitments	71	646	437	92	62	—	—		1,308
Debt commitments	—	—	—	—	—	65,384	201,250	[1]	266,634

Total	$625	$3,242	$2,746	$1,885	$1,892	$67,060	$203,603		$281,053

[1]	For further detail regarding the Notes, which are due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms, see “Note 8: Debt”.

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

8. Debt

Term Debt. On January 31, 2012, in conjunction with closing the Company’s acquisition of the TaxACT business, TaxACT entered into an agreement with a syndicate of lenders for a $105 million credit facility, consisting of $95 million term loan and up to $10 million under a revolving credit facility. On January 31, 2012, TaxACT borrowed $95 million of term debt with an original maturity of January 31, 2017 and $5 million under the revolving credit facility. A portion of any excess cash flows, as the term is defined in the credit agreement, were to be used to make a mandatory prepayment on the term loan within sixty days of June 30th, beginning June 30, 2013, and in each succeeding year, in the event that the leverage ratio is more than two-to-one on June 30th of that year. Amounts outstanding under the term loan could be prepaid without penalty. During 2012, TaxACT repaid an aggregate of $25.5 million of the debt, including the balance of revolving credit facility. In April 2013, TaxACT repaid an additional $10.0 million of the outstanding debt, and in August 2013, the remaining amount of $64.5 million was repaid in connection with the refinancing of this credit agreement as discussed further below.

The interest rate on amounts borrowed under the term loan and the revolving loan was variable and payable as of the end of each interest period, based upon, at the election of TaxACT, the Alternate Base Rate or the LIBOR Rate, plus the Applicable Margin (as such terms are defined in the credit agreement). The Applicable Margin was dependent on the consolidated Total Leverage Ratio (as defined in the credit agreement) of TaxACT Holdings and ranged from 2.0% to 3.5% for borrowings tied to the Alternative Base Rate and 3.0% to 4.5% for borrowings tied to the LIBOR Rate.

Additionally, the Company was required to hedge a portion of the interest rate risk associated with the term debt 90 days after its inception, and that requirement was met on May 1, 2012 by the purchase of an interest rate swap with a financial institution which fixed the LIBOR Rate portion at 0.85% for $37.5 million of the amount outstanding under the term loan. The swap was terminated for break-even on September 10, 2013.

Credit Facility. On August 30, 2013, TaxACT and TaxACT Holdings entered into an agreement with a syndicate of lenders for the purpose of refinancing the previous credit agreement entered into by TaxACT and TaxACT Holdings on January 31, 2012 on more favorable terms. The new credit facility consists of revolving credit loans, up to $10.0 million in swingline loans, and up to $5.0 million under a letter of credit, which in the aggregate represent a $100.0 million revolving credit commitment that reduces to $90.0 million on August 30, 2014, to $80.0 million on August 30, 2015, and to $70.0 million on August 30, 2016. The final maturity date of the credit facility is August 30, 2018. TaxACT’s obligations under the credit facility are guaranteed by TaxACT Holdings, and are secured by the assets of the TaxACT business and the TaxACT equity owned by TaxACT Holdings.

TaxACT initially borrowed approximately $65.4 million under the revolving credit loans, which was used to pay off the $64.5 million principal balance of the term loan as described above and to pay accrued interest, certain expenses and fees related to the agreement. The Company has the right to permanently reduce, without premium or penalty, (i) the entire credit facility at any time or (ii) portions of the credit facility, from time to time, in an aggregate principal amount not less than $3 million or any whole multiple of $1 million in excess thereof. The interest rate on amounts borrowed under the credit facility is variable and payable as of the end of each interest period, based upon, at the election of TaxACT, either (i) LIBOR plus a margin of between 1.75% and 2.5%, or (ii) a Base Rate plus a margin of between 0.75% and 1.5%, in each case with the applicable margin within the range dependent upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including (a) leverage ratio and (b) fixed charge coverage ratio, which are defined further in the agreement, as well as certain restrictions on TaxACT’s payments to the Company. As of September 30, 2013, the Company was in compliance with all of the financial and operating covenants. As of September 30, 2013, the credit facility’s gross carrying value of $65.4 million approximates its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

In accordance with the relevant accounting guidance, the Company performed an analysis by creditor to determine whether the refinancing would be recorded as an extinguishment or a modification of debt, and as a result of this analysis, recognized a loss on partial extinguishment of debt comprised of the following (in thousands):

Fees paid to creditors in connection with the refinance, including arrangement fee, classified as extinguishment	$567
Deferred financing costs on extinguished debt	726
Debt discount on extinguished debt	300

Total	$1,593

In accordance with the debt extinguishment accounting guidance, the Company recorded $28,000 in deferred debt issuance costs, which will be amortized over the term of the new credit facility using the effective interest method as an adjustment to interest expense. The Company also determined that the remaining portion of the refinancing was a modification under the related accounting guidance, and the Company determined a new effective interest rate based on the carrying amount of the original debt and the revised cash flows. Approximately $606,000, which is comprised of $429,000 in deferred financing costs and $177,000 in unamortized debt discount related to the prior credit agreement, will be amortized as an adjustment to interest expense over the remaining term of the new credit facility using the effective interest method. Similarly, additional creditor-related fees incurred of $92,000 related to the modification will be amortized over the term of the new debt using the effective interest method.

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

On or before June 30, 2013, holders could not convert the Notes under any circumstances. After June 30, 2013 and prior to the close of business on the business day immediately preceding October 1, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, only under the following circumstances:

•	during any fiscal quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each trading day;

•	if the Company calls any or all of the Notes for redemption;

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets.

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

As of September 30, 2013, the net carrying amount of the Notes was as follows (in thousands):

September 30, 2013
Principal Amount	$201,250
Unamortized discount	(20,525)

Net Carrying Value	$180,725

The Company incurred debt issuance costs of $6.4 million related to the Notes and allocated $5.7 million of debt issuance costs to the liability component of the Notes. These costs will be amortized to interest expense over the six year term of the Notes or the date of conversion, if any.

The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Contractual interest expense (Cash)	$2,139	$4,657
Amortization of debt issuance costs (Non-cash)	216	465
Accretion of debt discount (Non-cash)	843	1,816

Total interest expense	$3,198	$6,938

Effective interest rate of the liability component	7.32%	7.32%

The fair value of the principal amount of the Notes as of September 30, 2013 was $252.8 million, based on the last trading price as of that date.

Line of Credit. Monoprice has a short-term credit line up to $8.0 million borrowing capacity, which matures on July 31, 2014. The line of credit bears interest at an average monthly LIBOR rate plus 2.25%. The outstanding balance of the line of credit was zero at the date of acquisition on August 22, 2013 and at September 30, 2013. This line of credit is collateralized by the general business assets of Monoprice. Monoprice is subject to restrictive covenants related to the line-of-credit agreement pertaining to maintenance of current ratio, debt service coverage ratio, and debt-to-worth ratio.

9. Derivative Instruments and Hedging Activities

The Company recognizes derivative instruments as either assets or liabilities on its unaudited condensed consolidated balance sheets at fair value. The Company records changes in the fair value of the derivative instruments as gains or losses in the unaudited condensed consolidated statements of comprehensive income (loss) in other loss, net, or to accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets.

The presentation of derivative instruments on the unaudited condensed consolidated balance sheets is summarized below (in thousands):

		Fair value of derivative instruments
	Balance sheet location	As of September 30, 2013	As of December 31, 2012
Derivative liabilities
Derivative designated as a hedging instrument:
Interest rate contract (interest rate swap)	Current liabilities - derivative instruments	$—	$410
Derivative not designated as a hedging instrument:
Equity contract (the Warrant)	Current liabilities - derivative instruments	14,495	8,564

Total derivative liabilities		$14,495	$8,974

The derivative instrument in a hedging relationship had no effect on income for any and all periods presented, as it did not have any hedging ineffectiveness. As noted in “Note 8: Debt”, above, the interest rate swap was terminated at break-even on September 10, 2013.

The effect of the derivative instrument not designated as hedging instruments on income is summarized below for the three and nine months ended September 30, 2013 and 2012 (in thousands):

		Loss recognized in other loss, net
		Three months ended		Nine months ended
Derivative not designated as hedging instrument	Statement of Comprehensive Income (Loss) location	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Equity contract (the Warrant)	Other loss, net	$3,956	$4,335	$5,931	$4,274

At September 30, 2013, the estimated fair value of the Warrant derivative instrument was $14.5 million. The Company values the Warrant, classified within Level 3, by using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock. The Company believes the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock.

The following table illustrates the potential impact of a change in stock price on the fair value of the derivative at September 30, 2013:

	–10%	September 30, 2013 closing stock price	+10%
Effect of a 10% change in stock price:
Variable changed
Closing stock price	$20.68	$22.98	$25.28
Estimated fair value (in thousands)	$12,365		$16,661

If our stock price increased or decreased by 10% (all other Black-Scholes variables held constant) our reported net income for the nine months ending September 30, 2013 would have been $23.4 million and $27.7 million, respectively.

10. Segment Information

The Company changed its segment reporting structure as a result of the January 31, 2012 acquisition of the TaxACT business and again as a result of the Monoprice acquisition on August 22, 2013. The Search segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business and the E-Commerce segment is the Monoprice business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net and income tax expense to the reportable segments. Such amounts are reflected in the table under the heading “Corporate-level activity.” The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for the three and nine months ended September 30, 2013 and 2012 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Search	$107,742	$91,408	$302,840	$248,511
Tax Preparation	1,749	1,462	89,170	60,938
E-Commerce	14,630	—	14,630	—

Total revenue	124,121	92,870	406,640	309,449
Operating income (loss)
Search	21,319	16,356	57,501	44,807
Tax Preparation	(1,605)	(1,561)	43,617	32,528
E-Commerce	906	—	906	—
Corporate-level activity	(14,493)	(11,061)	(38,261)	(36,899)

Total operating income	6,127	3,734	63,763	40,436
Other loss, net	(13,118)	(5,196)	(20,427)	(7,681)
Income tax benefit (expense)	510	(936)	(17,803)	(14,049)

Net income (loss)	$(6,481)	$(2,398)	$25,533	$18,706

11. Stock Repurchase Program

On February 6, 2013, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $50 million of its common stock in open-market transactions during the succeeding 24-month period. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the three and nine months ended September 30, 2013, the Company purchased 123,600 and 191,300 shares, respectively, in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $2.5 million and $3.5 million, respectively, and at an average price of $19.97 per share and $18.38 per share, respectively. As of September 30, 2013, the Company may repurchase up to an additional $46.5 million of its common stock under the repurchase program.

12. Reclassifications to Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)

In the three and nine months ended September 30, 2013, the Company revised the presentation of its Consolidated Statement of Comprehensive Income (Loss) as outlined below:

As a result of the Monoprice acquisition in August 2013, the Company revised the classification of credit cards fees previously reported in services cost of revenue to sales and marketing. The Company assessed the related materiality of the reclassification and concluded that it is immaterial to any of our previously issued financial statements and therefore, have revised the three and nine months ended September 30, 2012 from the amounts previously reported in that period’s quarterly report on Form 10-Q to conform with the 2013 presentation. The revision of classification had no effect on our reported net revenues, operating income (loss) or cash flows for the three or nine months ended September 30, 2013 or 2012.

13. Recent Accounting Pronouncements

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

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

14. Subsequent Events

On October 2, 2013, TaxACT Holdings acquired 100% of the equity of Balance Financial, Inc. (“Balance”) for $4.9 million in cash. The acquisition of the Balance business is strategic to TaxACT and was funded from the revolving credit loan under the TaxACT credit facility. For further discussion of the credit facility, see “Note 8: Debt”.

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

OVERVIEW

Blucora, Inc. (the “Company”, “Blucora”, or “we”) operates three primary businesses: an internet search business, an online tax preparation business and an e-commerce business. Our Search business, InfoSpace, consists primarily of a B2B offering that provides our search technology, aggregated content, and services to our distribution partners for use on those partners’ web properties. The Search business also offers search services directly to consumers through our own internet search properties. The Tax Preparation business consists of the operations of the TaxACT tax preparation online services and software business that we acquired on January 31, 2012. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which we acquired on August 22, 2013.

Search

The majority of our revenues are generated by our Search segment. The InfoSpace Search business primarily offers search services through the web properties of its distribution partners. Such services are generally private-labeled and customized to address the unique requirements of each distribution partner. The Search business also distributes aggregated search content through its own websites, such as Dogpile.com and WebCrawler.com. The Search business does not generate its own search content, but instead aggregates search content from a number of content providers. Our technology selects search results from several search engine content providers, including Google, Yahoo!, and Bing, among others, and aggregates, filters, and prioritizes the results. This combination provides a more relevant search results page and leverages the investments made by our search engine content providers to continually improve the user experience. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content, and those providers are referred to as “Search Customers”. Revenue from our Search segment is generated primarily as a result of end users of our services clicking on paid search results displayed on our distribution partner sites or our own branded websites. The Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with the partner. Revenue is recognized in the period in which such paid clicks occur and is based on the amounts earned and remitted to us by our Search Customers for such clicks.

Tax Preparation

On January 31, 2012, we acquired TaxACT Holdings, Inc. (“TaxACT Holdings”) and its wholly-owned subsidiary, TaxACT, Inc. (“TaxACT”), previously named 2nd Story Software, Inc., which operates the TaxACT tax preparation online service and software business. The TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The majority of the TaxACT business’s revenue is generated by the online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to file his or her federal income taxes without paying for upgraded services. TaxACT is the generally accepted value player in the digital do it yourself space, offering comparable software and/or services at a lower cost to the end-user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position.

E-Commerce

On August 22, 2013, we acquired Monoprice, an online provider of self-branded electronics and accessories for both consumers and businesses for $183.3 million in cash, which is subject to a final working capital adjustment during the fourth quarter of 2013. Monoprice generates revenue by importing and selling self-branded consumer electronics and accessories through its website, www.monoprice.com. Monoprice is a differentiated e-commerce company focused on delivering premium quality products on par with well-known national brands at prices far below the retail national average along with top-tier service and rapid product delivery.

Acquisition

As previously discussed, on August 22, 2013, we completed the acquisition of Monoprice pursuant to the terms of the Stock Purchase Agreement dated as of July 31, 2013. As a result of the acquisition, Blucora owns 100% of Monoprice. The preliminary acquisition consideration paid by Blucora was equal to $183.3 million, which was funded from available cash and is subject to a final working capital adjustment during the fourth quarter of 2013.

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

Comparability

We have revised certain amounts for the three and nine months ended September 30, 2012 from the amounts previously reported in that period’s quarterly report on Form 10-Q. We revised the classification of credit card fees previously reported in services cost of revenue to sales and marketing expenses. The revision of classification had no effect on our reported net revenues, operating income (loss) or cash flows for the three or nine months ended September 30, 2013 or 2012. Refer to “Note 12: Reclassifications to Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)” in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this report) for further details.

Subsequent Event

On October 2, 2013, TaxACT Holdings acquired 100% of the equity of Balance Financial, Inc. (“Balance”) for $4.9 million in cash. The acquisition of the Balance business was strategic to TaxACT and was funded from the revolving credit loan under the TaxACT credit facility. For further discussion of the credit facility, see “Note 8: Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this report).

RESULTS OF OPERATIONS

Summary

(In thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Revenue	$124,121	$92,870	34%	$406,640	$309,449	31%
Operating income	$6,127	$3,734	64%	$63,763	$40,436	58%

The following table presents our revenues, by revenue source, for the periods presented (in thousands):

(In thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Services revenue	$109,491	$92,870	18%	$392,010	$309,449	27%
Product revenue	$14,630	$0		$14,630	$0

Total revenue	$124,121	$92,870	34%	$406,640	$309,449	31%

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Total revenues for the third quarter 2013 increased, due to a $16.6 million increase in services revenue related primarily to growth in our Search business and the addition of $14.6 million of product revenue related to our recent acquisition of Monoprice which is included in our financial results from the date of acquisition, August 22, 2013, through September 30, 2013.

Operating income increased primarily due to the increase in revenue, partially offset by changes in operating expenses. Key changes in operating expenses were:

•	Cost of revenues increased $13.6 million, or 20%, related primarily to Monoprice, which was acquired on August 22, 2013 and represented $10.6 million in product cost of revenue in the current quarter. The remaining increase primarily relates to cost of search services as a result of increased Search distribution revenue and the resulting revenue share to our distribution partners.

•	Sales and marketing expenses increased $10.4 million, or 134%, primarily reflecting an $8.0 million increase in online marketing by our Search segment and $2.2 million in sales and marketing expenses related to Monoprice, which was acquired on August 22, 2013.

•

General and administrative expenses increased $3.1 million, or 59%, due primarily to a $1.9 million increase in personnel expense, including stock based compensation, and a $760,000 increase in professional services which increased primarily due to transaction expenses associated with the Monoprice Acquisition. The $1.9 million increase in personnel expense primarily relates to a $1.1 million increase in stock-based compensation driven by a $526,000 current period expense related to stock options which vested upon closing of the Monoprice acquisition (for further detail see “Note 5: Stock Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report) as well as higher current year expense related to increased award activity, and to a lesser extent awards issued to Monoprice employees in the current quarter.

Also contributing to the $1.9 million increase is an $844,000 increase in salaries and benefits, of which $451,000 relates in part to increased corporate headcount in the current year to support segment operations, as well as, an increase in other employee-related expenses. The remaining increase relates to the addition of Monoprice in the current quarter and to a lesser extent increased headcount at TaxACT.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Total revenues increased due to an increase in services revenue of $82.6 million and the addition of $14.6 million of product revenue related to our recent acquisition of Monoprice, which is included in our financial results from the date of acquisition, August 22, 2013, through September 30, 2013. The increase in services revenue is due to a $54.3 million increase in revenue related to our Search business and $28.2 million related to our Tax Preparation business due to the current year containing nine months of TaxACT results whereas the prior year contains only eight months of results due to the timing of the acquisition on January 31, 2012, as well as revenue growth in the current year due to an increase in e-filings.

Operating income increased due to the increase in revenue, partially offset by changes in operating expenses. Key changes in operating expenses were:

•	Cost of revenue increased $37.6 million overall, or 20%, due primarily to a $27.0 million increase in the Search segment’s cost of revenue and data center operations primarily as a result of higher Search distribution revenue in that segment and the resulting revenue share to our distribution partners and $10.6 million in product cost of revenue due to the acquisition of Monoprice in the current quarter.

•	Sales and marketing expenses increased $33.9 million or 91%, due to a $14.7 million increase in our Search segment in support of our online marketing, as well as the current year containing nine months of TaxACT results whereas the prior year contains only eight months of results due to the timing of the acquisition on January 31, 2012. This increase is amplified by the fact that a relatively high percentage of tax season advertising occurs in January, a month that is included in 2013 results, but not in 2012 results. Further contributing to the increase is $2.2 million in sales and marketing expenses related to Monoprice, which is new in the current quarter.

•	General and administrative expenses decreased $343,000 or 2% due primarily to a $1.0 million decrease in personnel expenses, including stock based compensation. Stock based compensation decreased $3.0 million due to $5.2 million in expense recognized in the nine months ended September 30, 2012 related to the modification of the Warrant and the vesting of non-employee stock options due to the acquisition of the TaxACT business. Such decrease was offset by a $526,000 current period expense related to stock options which vested upon closing of the Monoprice acquisition (for further details, see “Note 5: Stock-Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), as well as higher current year expense as the current year period contains nine months of stock-based compensation associated with TaxACT employees whereas the prior year period contains only eight months, overall increased award activity, and the issuance of awards to Monoprice employees in the current year. Offsetting the $3.0 million decrease in stock based compensation is an increase in salaries and benefits of $2.0 million of which $1.2 million primarily relates to increased corporate headcount in the current year to support segment operations, $574,000 relates to increased headcount at TaxACT, and to a lesser extent the addition of Monoprice in the current quarter.

SEGMENT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in “Note 10: Segment Information”, of the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this report) is presented on a basis consistent with our current internal management financial reporting. Certain corporate-level activity, such as general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, and income tax expense are not allocated to segment operating results and is analyzed separately.

Following the completion of the Monoprice acquisition on August 22, 2013, we determined that we have three reportable segments: Search, Tax Preparation, and E-Commerce.

Search

(In thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Revenue	$107,742	$91,408	18%	$302,840	$248,511	22%
Operating income	$21,319	$16,356	30%	$57,501	$44,807	28%
Segment margin	20%	18%		19%	18%

Search Revenue. Our ability to increase search revenue is dependent on our ability to attract and retain distribution partners and users of our owned and operated properties, which relies on providing a satisfying end user experience. In addition, providing an attractive monetization proposition, as well as support and service, for distribution partners, continues to be a key driver in our ability to grow distribution revenue.

Search Operating Income. Because we share revenue with our distribution partners, the Search segment’s cost of revenue will increase if search services revenue generated through our distribution partners’ web properties increases. The cost of revenue can be impacted by the mix of revenue generated by our distribution partners as well. In addition, we manage our online marketing by projecting a desired return on our marketing expenditures and attempting to market according to that projected return.

The following table presents our Search revenue by source, and as a percentage of total Search revenue, for the three and nine months ended September 30, 2013 and 2012 (in thousands, except for percentages):

	Three months ended September 30,				Nine months ended September 30,
	2013	Percent of Revenue	2012	Percent of Revenue	2013	Percent of Revenue	2012	Percent of Revenue
Search Revenue:
Revenue from existing distribution partners (launched prior to the then-current year)	$75,749	70%	$68,659	75%	$238,901	79%	$198,540	80%
Revenue from new distribution partners (launched during the then-current year)	11,585	11%	12,031	13%	17,469	6%	20,144	8%

Revenue from distribution partners	87,334	81%	80,690	88%	256,370	85%	218,684	88%
Revenue from owned and operated properties	20,408	19%	10,718	12%	46,470	15%	29,827	12%

Total Search Revenue	$107,742		$91,408		$302,840		$248,511

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The increase in Search revenue is primarily due to an increase in revenue generated by our owned and operated properties, which increased $9.7 million or 90%. This increase is due to continued investment in online marketing to drive end users to our owned and operated properties offset, in part, by continued user attrition, resulting in fewer paid clicks.

Search revenue generated by our distribution partners increased by $6.6 million or 8%. We expected Google policy changes implemented in the first quarter, which affect our distribution partners that acquire end-users of our search services through downloadable applications, to have had a larger negative impact on our distribution revenue in 2013. While revenue from partners subject to the downloadable application policy changes has declined in the second half of 2013, revenue from the rest of our partner network has increased. We expect year over year revenue in our distribution partner network to increase in the fourth quarter of 2013 due to growth in revenue from new distribution partners launched in 2013.

Revenue from Google accounts for approximately 88% and 89% of our Search segment revenue for the three and nine months ended September 30, 2013, respectively.

We generated 31% and 48% of Search revenue through our top five distribution partners in the third quarter of 2013 and the third quarter of 2012, respectively. The web properties of our top five distribution partners for the third quarter of 2013 generated 43% of Search revenue in the third quarter of 2012.

The increase in Search operating income is primarily due to the increase in revenue offset, in part by higher operating expenses. Search services cost of revenue increased $2.7 million, or 4%, primarily driven by the increase in distribution revenue and the resulting revenue share to our distribution partners. The remaining increase in operating expenses is primarily due to an $8.0 million increase in spending on our online marketing.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The increase in our Search revenue is primarily due to increased revenue generated by our distribution partners which increased by $37.7 million, or 17%, driven by a $40.3 million increase in revenue from existing partners offset by a $2.7 million decrease in revenue from new partners.

Search revenue generated from our owned and operated properties increased by $16.6 million, or 56%. This increase is due to continued investment in online marketing to drive end users to our owned and operated properties offset, in part, by continued user attrition, resulting in fewer paid clicks.

The increase in Search operating income is primarily due to the increase in revenue offset, in part, by higher operating expenses. Search services cost of revenue increased $26.0 million or 15% primarily driven by the increase in distribution revenue and the resulting revenue share to our distribution partners. The remaining increase in search segment operating expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to a $14.7 million increase in spending on our online marketing, a $1.0 million increase in data center operations primarily related to moving the data center, and a $530,000 increase in sales and marketing personnel expenses in support of our continued growth.

Tax Preparation

(In thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Revenue	$1,749	$1,462	20%	$89,170	$60,938	46%
Operating income (loss)	$(1,605)	$(1,561)	(3)%	$43,617	$32,528	34%
Segment margin	(92)%	(107)%		49%	53%

Tax Preparation Revenue. Our ability to generate tax preparation revenue is dependent on our ability to effectively market our consumer tax preparation software and online services and our ability to sell the related deluxe and ancillary services to our customers. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual returns for their clients. Revenue from professional tax preparers has historically constituted a relatively small percentage of the overall revenue for the TaxACT business.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The Tax Preparation revenue and operating loss are comparable for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The increase in Tax Preparation revenue and operating income primarily relates to the timing of the acquisition of TaxACT on January 31, 2012. The current year period contains nine months of TaxACT results whereas the prior year period contains only eight months of the results of the Tax Preparation segment. Tax Preparation revenue also increased due to an increase in e-filings in the current year.

E-Commerce

On August 22, 2013, we completed the acquisition of Monoprice, an online provider of self-branded electronics and accessories for both consumers and businesses. Unless otherwise indicated, the figures in this quarterly report on Form 10-Q reflect the results from the date of acquisition, August 22, 2013, through September 30, 2013. The E-Commerce segment generates revenue by importing and selling self-branded consumer electronics and accessories for both consumers and businesses through its website, www.monoprice.com.

(In thousands, except percentages)	Three months ended September 30,
2013
Revenue	$14,630
Operating income	$906
Segment margin	6%

Corporate-Level Activity

(In thousands)	Three months ended September 30,		Change from	Nine months ended September 30,		Change from
	2013	2012	2012	2013	2012	2012
Operating expenses	$4,025	$2,695	$1,330	$10,358	$9,026	$1,332
Stock-based compensation	3,252	2,195	1,057	8,490	10,923	(2,433)
Depreciation	1,126	988	138	3,119	2,895	224
Amortization of intangible assets	6,090	5,183	907	16,294	14,055	2,239

Total corporate-level activity	$14,493	$11,061	$3,432	$38,261	$36,899	$1,362

Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of intangible assets. For further detail refer to segment information appearing in “Note 10: Segment Information”, of the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this report).

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Operating expenses included in corporate-level activity increased primarily due to a $663,000 increase in professional services primarily related to transaction expenses associated with the Monoprice acquisition and $451,000 which relates in part to increased corporate headcount in the current year to support segment operations, as well as an increase in other employee-related expenses.

Stock-based compensation increased due to $526,000 in current period expense related to stock options which vested upon closing of the Monoprice acquisition (for further detail see “Note 5: Stock Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report) as well as higher current year expense related to increased award activity and the issuance of awards to Monoprice employees during the current period.

Depreciation and amortization of intangible assets increased due to the acquisition of Monoprice in the current year quarter.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Operating expenses included in corporate-level activity increased primarily due to a $1.2 million increase in personnel expenses primarily related to increased headcount to support segment operations.

Stock-based compensation decreased due primarily to $5.2 million in expense recognized in the nine months ended September 30, 2012 related to the modification of the Warrant and the vesting of non-employee stock options due to the acquisition of the TaxACT business offset by current year expense of $526,000 related to stock options which vested upon closing of the Monoprice acquisition (for further detail on both items see “Note 5: Stock-Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report) as well as higher current year expense as the current year period contains nine months of stock-based compensation associated with TaxACT employees whereas the prior year period contains only eight months, overall increased award activity, and the issuance of awards to Monoprice employees in the current year.

Depreciation and amortization of intangible assets increased primarily due to nine months of depreciation and amortization expense related to TaxACT intangibles in 2013 compared to the eight months recognized in 2012, due to the timing of the acquisition in January 2012 and, to a lesser extent, depreciation and amortization related to the acquisition of Monoprice on August 22, 2013.

OPERATING EXPENSES

Cost of Revenues

(In thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Services cost of revenue	$72,935	$69,918	4%	$219,274	$192,308	14%
Percentage of services revenue	67%	75%		56%	62%
Product cost of revenue	$10,622	$—		$10,622	$—
Percentage of product revenue	73%	—		73%	—

Total cost of revenues	$83,557	$69,918		$229,896	$192,308

We record the cost of revenues for product and services sales when the related revenue is recognized. Services cost of revenue consists of costs related to revenue sharing arrangements with our distribution partners, usage-based content fees, royalties, bank product service fees, amortization of acquired intangible assets, certain costs associated with the operation of the data centers that serve our Search and Tax Preparation businesses, which include personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), the cost of temporary help and contractors to augment our staffing, bandwidth costs, and depreciation. Product cost of revenue includes product costs, outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from our suppliers are included in our inventory, and recognized as cost of revenues upon sale of products to our customers.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Services cost of revenue as a percentage of services revenue decreased from 75% to 67% primarily due to the increasing proportion of our Search segment’s revenues being generated from our owned and operated properties, which have a higher margin than our distribution partners’ web properties, as well as the mix of revenue generated by distribution partners.

Product cost of revenue represents costs related to Monoprice from the period of acquisition, August 22, 2013, through September 30, 2013.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Services cost of revenue as a percentage of services revenue decreased from 62% to 56% due primarily to the increasing proportion of our Search segment’s revenues being generated from our owned and operated properties, which have a higher margin than our distribution partners’ web properties, as well as the mix of revenue generated by distribution partners. In addition, services cost of revenue as a percentage of revenue further decreased due to TaxACT revenue increasing driven by higher unit sales while cost of revenue decreased due to a decrease in bank service fees on our bank card product and a decrease in royalties.

Product cost of revenue represents costs related to Monoprice from the period from acquisition, August 22, 2013, through September 30, 2013.

Engineering and Technology

(In thousands, except percentages)	Three months ended September 30,		Change from	Nine months ended September 30,		Change from
	2013	2012	2012	2013	2012	2012
Engineering and technology	$2,905	$2,410	$495	$7,951	$7,431	$520
Percentage of revenues	2%	3%		2%	2%

Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), as well as the cost of temporary help and contractors to augment our staffing, software support and maintenance, bandwidth and hosting, and professional service fees.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Engineering and technology expenses were comparable for the three months ended September 30, 2013 and 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Engineering and technology expenses were comparable for the nine months ended September 30, 2013 and 2012.

Sales and Marketing

(In thousands, except percentages)	Three months ended September 30,		Change from	Nine months ended September 30,		Change from
	2013	2012	2012	2013	2012	2012
Sales and marketing	$18,230	$7,796	$10,434	$71,409	$37,492	$33,917
Percentage of revenues	15%	8%		18%	12%

Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which includes the following channels: television, radio, online display and text, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing, which includes fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (which include salaries, benefits and other employee-related costs, and stock-based compensation expense) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel costs) relating to our purchasing, customer and technical support, receiving, inspection and warehouse functions, as well as the cost of temporary help and contractors, and credit card processing fees.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The increase in sales and marketing expense is primarily attributable to an $8.0 million increase in marketing by our Search segment in support of our online marketing, and $2.2 million in sales and marketing expenses related to the Acquisition of Monoprice on August 22, 2013.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The increase in sales and marketing expenses relates to a $14.7 million increase in our Search segment in support of our online marketing, as well as the current year containing nine months of TaxACT results whereas the prior year contains only eight months of results due to the timing of the acquisition on January 31, 2012. The TaxACT timing difference is amplified by the fact that a relatively high percentage of tax season advertising occurs in January, a month that is included in 2013 results, but not in 2012 results. Further contributing to the increase is $2.2 million in sales and marketing expenses related to Monoprice which is new in the current quarter.

General and administrative

(In thousands, except percentages)	Three months ended September 30,		Change from	Nine months ended September 30,		Change from
	2013	2012	2012	2013	2012	2012
General and administrative	$8,421	$5,283	$3,138	$21,362	$21,705	$(343)
Percentage of revenues	7%	6%		5%	7%

General and administrative (“G&A”) expenses consist primarily of personnel expenses (which include salaries, stock-based compensation expense, and benefits and other employee related costs), as well as the cost of temporary help and contractors to augment our staffing, professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, and taxes and insurance expenses.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The increase in G&A expenses is due primarily to a $1.9 million increase in personnel expense, including stock based compensation, and a $760,000 increase in professional services, which increased primarily related to transaction expenses associated with the Monoprice acquisition. The $1.9 million increase in personnel expense primarily relates to a $1.1 million increase in stock-based compensation driven by a $526,000 current period expense related to stock options which vested upon closing of the Monoprice acquisition (for further detail see “Note 5: Stock Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report) as well as higher current year expense related to increased award activity and the issuance of awards to Monoprice employees during the current period. Also contributing to the $1.9 million increase is an $844,000 increase in salaries and benefits of which $451,000 relates in part to increased corporate headcount in the current year to support segment operations, as well as an increase in other employee-related expenses. The remaining increase relates to the addition of Monoprice in the current quarter and to a lesser extent increased headcount at TaxACT.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The decrease in G&A expenses is primarily attributable to a net decrease in stock-based compensation of $3.0 million related to $5.2 million in expense recognized in the nine months ended September 30, 2012 related to the modification of the Warrant and the vesting of non-employee stock options due to the acquisition of the TaxACT business offset by a $526,000 current period expense related to stock options which vested upon closing of the Monoprice acquisition (for further details, see “Note 5: Stock-Based Compensation” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report), as well as higher current year expense as the current year period contains nine months of stock-based compensation associated with TaxACT employees whereas the prior year period contains only eight months, overall increased award activity, and the issuance of awards to Monoprice employees in the current year. Offsetting the $3.0 million decrease in stock based compensation is an increase in salaries and benefits of $1.9 million of which $1.2 million primarily relates to increased corporate headcount in the current year to support segment operations, $574,000 relates to increased headcount at TaxACT, and to a lesser extent the addition of Monoprice in the current quarter.

Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Three months ended September 30,		Change from	Nine months ended September 30,		Change from
	2013	2012	2012	2013	2012	2012
Depreciation	$697	$560	$137	$1,738	$1,627	$111
Amortization of intangible assets	4,184	3,169	1,015	10,521	8,450	2,071

Total depreciation and amortization of intangible assets	$4,881	$3,729	$1,152	$12,259	$10,077	$2,182

Percentage of revenues	4%	4%		3%	3%

Depreciation of property and equipment includes depreciation of computers, software, office equipment and fixtures, machinery and equipment and leasehold improvements not recognized in cost of revenues. Amortization of definite-lived intangible assets represents the amortization of customer relationships, which are amortized over their estimated lives.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The increase in depreciation and amortization of intangible assets is primarily due to the Monoprice acquisition on August 22, 2013.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The increase in depreciation and amortization is due to nine months of depreciation and amortization expense related to TaxACT in 2013 compared to the eight months recognized in 2012 due to the timing of the acquisition in January 2012 and, to a lesser extent, depreciation and amortization related to the acquisition of Monoprice on August 22, 2013.

Other Loss, Net

(In thousands)	Three months ended September 30,		Change from	Nine months ended September 30,		Change from
	2013	2012	2012	2013	2012	2012
Interest income	$(42)	$(18)	$(24)	$(206)	$(79)	$(127)
Interest expense	2,669	794	1,875	6,707	2,647	4,060
Amortization of debt issuance costs	258	83	175	841	746	95
Accretion of debt discount	862	34	828	1,972	294	1,678
Loss on derivative instrument	3,956	4,335	(379)	5,931	4,274	1,657
Impairment of equity investment in privately-held company	3,711	—	3,711	3,711	—	3,711
Loss on debt extinguishment and modification expense	1,593	—	1,593	1,593	—	1,593
Other	111	(32)	143	(122)	(201)	79

Other loss, net	$13,118	$5,196	$7,922	$20,427	$7,681	$12,746

The increases in interest expense, amortization of debt issuance costs, and accretion of debt discount for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 were primarily due to interest expense, amortization of debt issuance costs, and accretion of debt discount on the $201.25 million Notes issued on March 15, 2013 offset by slight decreases in the same categories from the TaxACT credit facility.

Loss on derivative relates to the change in fair value recorded on the Warrant. The Company believes the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock (for further detail, see “Note 9: Derivative Instruments and Hedging Activity” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). For the three and nine months ended September 30, 2013 and 2012, we recorded net losses on the derivative due to an increase in the fair value of the warrant.

During three months ended September 30, 2013, in connection with our review of our equity method investments for other than temporary impairment, we determined that our equity investment in a privately-held company had experienced a decline in value which was other than temporary, and we wrote down the $3.7 million carrying value of the investment to zero, resulting in a loss.

Loss on debt extinguishment and modification expense related to the accounting for the refinancing of the TaxACT debt on more favorable terms (for further detail, see “Note 8: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

Income Tax Benefit (Expense)

We recorded income tax benefit of $510,000 and expense of $17.8 million in the three and nine months ended September 30, 2013, respectively. In 2013, income tax expense differed from the taxes at the statutory rates primarily due to the non-deductible loss on the warrant derivative and an increase in the valuation allowance against deferred tax assets that are capital in nature. In the three and nine months ended September 30, 2012, we recorded income tax expense of $936,000 and $14.0 million respectively. In 2012, income tax expense differed from the taxes at the statutory rates primarily due to the non-deductible loss on the derivative and non-deductible stock compensation.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA. We define Adjusted EBITDA as net income, determined in accordance GAAP, excluding the effects of discontinued operations (which includes loss from discontinued operations, net of taxes, and loss on sale of discontinued operations, net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation expense, and other loss (income), net (which includes such items as interest expense, interest income, gains or losses on derivative instruments, other than temporary impairment losses on equity investments, losses on debt extinguishments and modifications, foreign currency gains or losses, gains or losses from the disposal of assets, adjustments to the fair values of contingent liabilities related to business combinations, gains on resolution of contingencies, and litigation settlements).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented for the three and nine months ended September 30, 2013 and 2012 below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(6,481)	$(2,398)	$25,533	$18,706
Depreciation and amortization of intangible assets	7,216	6,171	19,413	16,950
Stock-based compensation	3,252	2,195	8,490	10,923
Other loss, net	13,118	5,196	20,427	7,681
Income tax benefit/expense	(510)	936	17,803	14,049

Adjusted EBITDA	$16,595	$12,100	$91,666	$68,309

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The increase in Adjusted EBITDA is due primarily to a $5.0 million increase in segment operating income from our Search segment and $906,000 in segment operating income for our new E-Commerce segment as a result of the acquisition of Monoprice on August 22, 2013. Offsetting the increases in segment operating income is a $1.3 million increase in corporate-level operating expenses not allocated to the segments driven by a $663,000 increase in professional services related to transaction expenses associated with the Monoprice acquisition and $451,000 in personnel expenses which relates in part to increased corporate headcount in the current year to support segment operations, as well as an increase in other employee-related expenses.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The increase in Adjusted EBITDA is due to increases in segment operating income of $12.7 million, $11.1 million, and $906,000 related to our Search, Tax Preparation, and E-Commerce segments, respectively. The E-Commerce segment is new in the current quarter due to the acquisition of Monoprice on August 22, 2013. Offsetting the increases in segment operating income is a $1.2 million increase in corporate personnel expenses not allocated to the segments primarily related to increased headcount to support segment operations.

Non-GAAP net income. We define non-GAAP net income differently for this report than we have defined it in the past, due to the refinance of the term debt and impairment of equity investment in privately-held company. For this report, we define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of loss from discontinued operations, net of taxes, stock-based compensation expense, amortization of acquired intangible assets, accretion of debt discount on the Notes, gain or loss on derivative instrument, other than temporary impairment losses on equity investments, losses on debt extinguishments and modification expenses, and the related cash tax impact of those adjustments, and non-cash income taxes from continuing operations. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire if unutilized in 2020.

We believe that non-GAAP net income and non-GAAP earnings per share provide meaningful supplemental information to management, investors and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP earnings per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP, and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and therefore our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented for the three and nine months ended September 30, 2013 and 2012 below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(6,481)	$(2,398)	$25,533	$18,706
Stock-based compensation	3,252	2,195	8,490	10,923
Amortization of acquired intangible assets	6,090	5,183	16,294	14,055
Accretion of debt discount on convertible notes	843	—	1,816	—
Loss on derivative instrument	3,956	4,335	5,931	4,274
Impairment of equity investment in privately-held company	3,711	—	3,711	—
Loss on debt extinguishment and modification expense	1,593	—	1,593	—
Cash tax impact of adjustments to GAAP net income	(1)	(15)	(181)	(102)
Non-cash income tax expense	7	1,121	16,412	12,899

Non-GAAP net income	$12,970	$10,421	$79,599	$60,755

Net income (loss) - diluted	$(0.16)	$(0.06)	$0.60	$0.45
Stock-based compensation - diluted	0.08	0.05	0.20	0.27
Amortization of acquired intangible assets - diluted	0.14	0.12	0.38	0.34
Accretion of debt discount on convertible notes - diluted	0.02	—	0.04	—
Loss on derivative instrument - diluted	0.09	0.11	0.13	0.10
Impairment of equity investment in privately-held company- diluted	0.09	—	0.09	—
Loss on debt extinguishment and modification expense-diluted	0.04	—	0.04	—
Cash tax impact of adjustments to GAAP net income - diluted	(0.00)	(0.00)	(0.00)	(0.00)
Non-cash income tax expense per share - diluted	0.00	0.03	0.38	0.31

Non-GAAP earnings per share - diluted	$0.30	$0.25	$1.86	$1.47

Weighted average shares outstanding used in computing diluted non-GAAP income per share and its components	43,142	42,048	42,878	41,425

Our new definition of non-GAAP net income does not impact presentation of this non-GAAP financial measure for prior periods.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The increase in non-GAAP net income for the third quarter of 2013 as compared to the third quarter of 2012 is primarily due to a $5.0 million increase in the Search segment income driven by growth in that segment in the current quarter compared to the prior year quarter and $906,000 in segment operating income for our new E-Commerce segment as a result of the acquisition of Monoprice on August 22, 2013. Offsetting the increases in segment operating income is a $2.2 million increase in interest expense related to the Notes issued in March 2013, offset by decreased interest on TaxACT’s term debt, a $1.3 million increase in corporate-level operating expenses not allocated to the segments driven by a $663,000 increase in professional services related to transaction expenses associated with the Monoprice acquisition and $451,000 in personnel expenses due in equal parts to increased headcount and other employee-related expenses to support segment operations.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The increase in non-GAAP net income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was primarily due to a $12.7 million and $11.1 million increase in Search and Tax Preparation segment income, respectively, driven by growth in the Search segment and the timing of the acquisition on January 31, 2012 of the TaxACT business, as well as $906,000 in segment operating income for our new E-Commerce segment due to the acquisition of Monoprice on August 22, 2013. Offsetting the increases in segment operating income is a $4.7 million in increased interest expense related to the Notes issued in March 2013, partially offset by decreased interest on TaxACT’s term debt, a $1.3 million increase in corporate personnel expenses not allocated to the segments primarily related to increased headcount to support segment operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of September 30, 2013, we had cash and marketable investments of $248.4 million, consisting of cash and cash equivalents of $97.8 million and available-for-sale short-term investments of $150.6 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, and municipal bonds. All of our investments held at September 30, 2013 have minimal default risk and short-term maturities.

We have financed our operations primarily from cash provided by operating activities; accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating requirements for the foreseeable future.

On January 31, 2012, we acquired TaxACT Holdings and its subsidiary, TaxACT. The acquisition of the TaxACT business was funded from our cash reserves and from the net proceeds of borrowings under a $105 million credit facility. There are no restrictive covenants associated with the credit facility. During 2012, we repaid $25.5 million, including all the balance of the revolving credit facility portion of the debt. In April 2013, we repaid an additional $10.0 million of the debt outstanding. In August 2013, TaxACT Holdings and TaxACT refinanced their obligations under the credit facility under a new credit facility, consisting of a $100.0 million revolving credit commitment, for the purpose of refinancing the previous credit agreement on more favorable terms. The credit facility reduces to $90.0 million on August 30, 2014, to $80.0 million on August 30, 2015, and to $70.0 million on August 30, 2016. The final maturity date of the credit facility is August 30, 2018. TaxACT initially borrowed approximately $65.4 million under the credit facility, which was used to pay off the previous credit facility. TaxACT Holdings executed the credit agreement solely as a guarantor and granted a security interest in 100% of the outstanding equity in TaxACT as collateral for the credit facility. We are not a party to the credit agreement, and have not guaranteed any of the obligations of our subsidiaries under the credit facility (for further detail, see “Note 8: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

In March 2013, we issued $201.25 million principal amount of 4.25% Notes, due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms (for further detail, see “Note 8: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report). The Notes bear interest at a rate of 4.25% per year, which began to accrue on March 15, 2013 and is payable semi-annually in arrears on April 1 and October 1 of each year beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.8 million after adjusting for debt issuance costs, including the underwriting discount. There are no financial or operating covenants relating to the Notes.

In August 2013, we acquired Monoprice for $183.3 million in cash, subject to specified final working capital adjustment in the fourth quarter of 2013. The acquisition of Monoprice was funded from our available cash.

In addition to our operating requirements, we will require cash to pay interest on the credit facility and on the Notes and to make principal payments on the credit facility and on the Notes at maturity or upon conversion. As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. We plan to use our cash to fund operations in our current businesses, acquire new businesses or assets, to repay amounts associated with our debt, or for common stock repurchases. During the three and nine months ended September 30, 2013, we purchased 123,600 and 191,300 shares of our common stock in open market transactions at a total cost of $2.5 million and $3.5 million, respectively. As of September 30, 2013, we may repurchase an additional $46.5 million of our common stock under our repurchase program.

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

Use of Cash

As of September 30, 2013, we had $248.4 million in cash, cash equivalents, and short-term investments. We may use these amounts in the future on investment in our current businesses, in acquiring new businesses or assets, for repayment of debt, or share repurchases. Such businesses or assets may not be related to Search, Tax Preparation or E-Commerce and such acquisitions will result in us incurring further transaction related costs.

Contractual Obligations and Commitments

The Company’s contractual commitments changed from the commitments and obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, outside of the ordinary course of the Company’s business and other than those previously disclosed in the Quarterly Reports on Form 10-Q for the first quarter and the second quarter of 2013, due to the acquisition of Monoprice. The Company’s contractual commitments are as follows for the years ending December 31 (in thousands):

	2013	2014	2015	2016	2017	2018	Thereafter		Total
Operating lease commitments	$554	$2,596	$2,309	$1,793	$1,830	$1,676	$2,353		$13,111
Purchase commitments	71	646	437	92	62	—	—		1,308
Debt commitments	—	—	—	—	—	65,384	201,250	[1]	266,634

Total	$625	$3,242	$2,746	$1,885	$1,892	$67,060	$203,603		$281,053

[1]	For further detail regarding the Notes, which are due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms, see “Note 8: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Off-balance sheet arrangements

We have no off-balance sheet arrangements other than operating leases. We do not believe that our operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Cash Flows

Our net cash flows were comprised of the following for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$65,388	$38,960
Net cash used by investing activities	(242,460)	(124,011)
Net cash provided by financing activities	206,615	99,561

Net increase in cash and cash equivalents	$29,543	$14,510

Net cash provided by operating activities. Net cash provided by operating activities was $65.4 million and $39.0 million for the nine months ended September 30, 2013 and 2012, respectively. Our operating cash flows result primarily from net income offset by certain adjustments not affecting current period cash flows (including stock-based compensation, depreciation and amortization of intangible assets, impairment loss on equity investment in privately-held company, accretion of debt discount, amortization of debt issuance costs, and loss on debt extinguishment and modification expense) and the effect of changes in our operating assets and liabilities, including decreases in prepaids and other current assets related to TaxACT’s prepaid advertising utilized during their tax season from January through April, partially offset by increased accounts receivable related to increased Search segment sales and the impact of our acquisition of Monoprice in August 2013.

Net cash used by investing activities. Net cash used by investing activities was $242.5 million and $124.0 million for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, cash used by investing activities primarily consisted of $180.5 million in business acquisitions, net of cash acquired, $234.8 million for purchases of investments, a $4.0 million equity investment in a privately-held company, and $3.1 million in purchases of property and equipment, partially offset by $151.6 million in proceeds from the maturities of our investments and $25.8 million from sales of our investments. For the nine months ended September 30, 2012, cash used by investing activities primarily consisted of $279.4 million in business acquisitions, net of cash acquired and purchases of investments of $59.1 million. Partially offsetting cash used by investing activities were proceeds of $184.9 million from the sales of marketable investments and $32.1 million from the maturities of our marketable investments.

Net cash provided by financing activities. Net cash provided by financing activities was $206.6 million and $99.6 million for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, cash provided by financing activities primarily consisted of net proceeds from the issuance of the Notes of $194.8 million, $24.6 million of excess tax benefits from stock-based award activity, primarily due to utilizing equity net operating loss carryforwards from prior years, and $2.8 million from the exercise of options and the issuance of stock through our employee stock purchase plan, offset by repayment of debt of $10.0 million, purchases of our common stock under our stock repurchase plan of $3.5 million, and $2.0 million in tax payments from shares withheld upon vesting of restricted stock units. For the nine months ended September 30, 2012, net cash provided by financing activities consisted of net loan proceeds of $96.7 million, proceeds of $20.9 million from excess tax benefits from stock-based award activity, primarily due to utilizing equity net operating loss carryforwards from prior years, and $8.4 million from the exercise of options and the issuance of stock through our employee stock purchase plan. Partially offsetting cash provided by financing activities were cash payments of $25.5 million for the repayment of debt under the credit facility entered into to help finance the acquisition of the TaxACT business, and $934,000 in tax payments from shares withheld upon vesting of restricted stock units.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the quarter ended September 30, 2013 are consistent with those in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2012, along with those presented below.

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

Search services revenue recognition: The majority of our revenues are generated from our web search services. The Search business does not generate its own search content for its web search services, but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo! pay us to distribute their content, and those providers are referred to as “Search Customers”. We generate search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of our owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. Revenue is recognized in the period in which the services are provided (e.g., a paid search occurs) and is based on the amounts earned by and ultimately remitted to us. This revenue is recorded in the Search segment.

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

Tax preparation revenue recognition: We derive service revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software products, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, e-filing services, and other value-added services. This revenue is recorded in the Tax Preparation segment.

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

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the product and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon our determination of when collectability is probable.

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

VSOE generally exists when we sell the deliverable separately. When VSOE cannot be established, we attempt to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell a product or service if it were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and recognize the allocated consideration for each element when we ship the products or perform the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

E-Commerce revenue recognition: We recognize product revenue from product sales when all four revenue recognition criteria as outlined above have been met. Because we either (i) have a general practice of refunding customer losses for products damaged while in-transit despite selling terms indicating title transfers at the point of shipment or (ii) have FOB-destination shipping terms specifically set out in certain arrangements, delivery is deemed to have occurred at the pint in time when the product is received by the customer. All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenues earned for the goods provided, and these amounts have been classified as “product revenue”. Costs related to such shipping and handling billings are classified as “product cost of revenue”.

We provide our customers with a thirty-day right of return. Return allowances, which reduce revenue, are estimated using historical experience.

Cost of revenues: We record the cost of revenues for sales of products and services when the related revenue is recognized. Services cost of revenue consists of costs related to revenue sharing arrangements with our distribution partners, usage-based content fees, certain costs associated with the operation of our data centers that serve our Search and Tax Preparation businesses including amortization of intangible assets, depreciation, personnel expenses (which include salaries, benefits and other employee related costs, and stock-based compensation expense), bandwidth costs, bank service fees, and royalties. Product cost of revenue includes product costs, outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from our suppliers are included in inventory, and recognized as product cost of revenue upon sale of products to customers.

Sales and marketing expenses: Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include the following channels: television, radio, online display and text and email), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing, which includes fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense and market research expense), personnel costs (which include salaries, benefits and other employee related costs, and stock-based compensation expense) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel costs) relating to our purchasing, customer and technical support, receiving, inspection, and warehouse functions, as well as the cost of temporary help and contractors, and credit card processing fees.

Inventories: Inventories, consisting of merchandise purchased for resale for our E-Commerce business, are accounted for using the first-in-first-out (“FIFO”) method of accounting, and are valued at the lower of cost or market. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving and nonsalable inventory.

Business Combinations and Intangible Assets Including Goodwill: We account for business combinations using the acquisition method and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

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

Deferred debt issuance costs related to our refinancing transaction during the three months ended September 30, 2013 will be amortized over the term of the new credit facility using the effective interest method as an adjustment to interest expense.

Supplier Concentration: A material part of Monoprice’s business is dependent on two vendors. During the period from August 22, 2013, the date of the acquisition to September 30, 2013, these unrelated vendors accounted for $1.3 million or 16% and $742,000 or 9%, respectively, of Monoprice’s inventory purchases and at September 30, 2013 accounted for $1.1 million or 12% and $843,000 or 10%, respectively, of related accounts payable.

Impairment of Equity Method Investments: We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of an other-than-temporary decline has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.

For the three months ended September 30, 2013, in connection with our review of our equity method investments for other than temporary impairment, we determined that our equity investment in a privately-held company had experienced a decline in value which was other than temporary, due to recurring losses from operations, significant personnel reductions and a change in the underlying business model. Our impairment loss calculations require management to apply judgment in estimating future cash flows and assessing the probability of differing estimated outcomes. We assess the fair value of our equity method investments using commonly accepted techniques to the extent applicable, and may use more than one method. Accordingly, this equity investment in privately-held company with a carrying value of $3.7 million was written down to zero, resulting in a loss of $3.7 million, which was included in “other loss, net” in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013.

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

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk from those that were disclosed in our Annual Report on Form 10-K as filed with the SEC on March  8, 2013, other than those previously disclosed in the 10-Q filings for the first quarter and second quarter of 2013.

Item  4.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), other than indicated below:

During the quarter ended September 30, 2013, we acquired all of the outstanding stock of Monoprice. We are still assessing the internal controls of Monoprice but do not believe those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

See the litigation disclosure under the subheading “Litigation” in “Note 7: Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form  10-Q.

ITEM 1A. Risk Factors

RISKS COMMON TO ALL OF OUR BUSINESSES

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.

The online service, software, and e-commerce industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in the Search, Tax Preparation, and E-Commerce segments offer new and enhanced products and services every year, and customer expectations change as a result. We must successfully innovate and develop new products and features to meet changing customer needs and expectations. We will need to devote significant resources to continue to develop our skills, tools, and capabilities to capitalize on existing and emerging technologies. Our inability to successfully introduce new and enhanced products and services on a timely basis could harm our business and financial results.

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

Our data centers and cloud service could be susceptible to damage or disruption, which could have a material adverse effect on our business. Our Search and E-Commerce businesses rely on third-party co-location facilities and cloud service providers. Although these third party services provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business has a disaster recovery center that we built in late 2012 and have tested, but if the primary data center fails and the disaster recovery center fails to fully restore the failed environments, our TaxACT business will suffer, particularly if such interruption occurs during the “tax season.”

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

We collect and retain certain sensitive personal data. Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Our search services receive, retain, and transmit certain personal information about our website visitors. Subscribers to some of our search services are required to provide information that may be considered to be personally identifiable or private information. Our E-Commerce business and its partners collect and retain certain information regarding its customers, including certain payment information, purchase information, e-mail addresses, and shipping addresses.

We are subject to laws, regulations, and industry rules relating to the collection, use, and security of user data. We expect regulation in this area to increase. As a result of such new regulation, our current data protection policies and practices may not be sufficient and may require modification. New regulations may also impose burdens that may require notification to customers or employees of a security breach, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, our compliance requirements and costs may increase. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations.

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

The success of our Search, Tax Preparation and E-Commerce businesses depends on the maintenance and expansion of the infrastructure of the Internet. In particular, we rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security. As the Internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the segments of the internet infrastructure that we rely on may be unable to support the demands placed upon it. The failure of any parts of the internet infrastructure that we rely on, even for a short period of time, would substantially undermine our operations and would have a material adverse effect on our business and financial results.

We regularly consider acquisition opportunities, and our financial and operating results may suffer if we are unsuccessful in completing any such acquisitions on favorable terms.

An important component of our strategy for future growth is to acquire new technologies and businesses. We may seek to acquire companies or assets that complement our existing businesses. We may also consider acquisitions of companies and assets that are not related to search, tax preparation or e-commerce. We regularly explore such opportunities in the ordinary course of our business and potential acquisition targets range in size from relatively small to a size comparable to our own, and therefore may be material to our business, financial condition, and results of operations. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, or that if successful we will be able to successfully integrate such acquisition.

If we are successful in our pursuit of any acquisition opportunities, we intend to use available cash, debt and/or equity financings, and/or other capital or ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed, and if we are successful, the purchase price and expected margins of these acquisitions, may vary significantly. If actual experience with respect to these factors differs from our assumptions, we could overpay for one or more of the potential transactions. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business and meet our return and investment hurdles, taking into account potential benefits of diversification or operational synergies. However, these new business additions and acquisitions involve a number of risks and may not achieve our expectations; and therefore we could be adversely affected by any such new business additions or acquisitions. There can be no assurance that the short or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

Our financial and operating results may suffer if we are unsuccessful in integrating acquisitions we may complete, and any new businesses or technologies may not be complementary to our current operations or leverage our current infrastructure and operational experience.

Even if we are successful in identifying and completing acquisitions of new businesses or technologies, the process of integrating such new businesses and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price, including:

•	expenses related to the acquisition process, both for consummated and unconsummated transactions, and impairment charges to goodwill and other intangible assets related to certain acquisitions;

•	diversion of management’s other key personnel’s attention from current operations and other business concerns and potential strain on financial and managerial controls and reporting systems and procedures;

•	disruption of our ongoing business or the ongoing acquired business, including impairment of existing relationships with the employees, distributors, suppliers, or customers of our existing businesses or those of the acquired companies;

•	difficulties in assimilating the operations, products, technology, information systems, and management and other personnel of acquired companies that result in unanticipated allocation of resources, costs, or delays;

•	the dilutive effect on earnings per share as a result of issuances of stock, incurring operating losses, and the amortization of intangible assets for the acquired business;

•	stock volatility due to the perceived value of the acquired business by investors;

•	any debt incurred to finance acquisitions would increase costs, may increase volatility in our stock price, and could accelerate a decline in stockholder equity in the event of poor financial performance;

•	diversion of capital from other uses;

•	failure to achieve the anticipated benefits of the acquisitions in a timely manner, or at all;

•	difficulties in acquiring foreign companies, including risks related to integrating operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries; and

•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisitions.

Developing or acquiring a business or technology, and then integrating it with our other operations, will be complex, time consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses, including our recent acquisitions of the TaxACT and Monoprice businesses, is not successful, we may experience adverse financial or competitive effects.

Our stock price has been highly volatile and such volatility may continue.

The trading price of our common stock has been highly volatile. Between October 1, 2011 and September 30, 2013, our stock price ranged from $8.04 to $23.61. On October 29, 2013, the closing price of our common stock was $25.06. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts and relationships, or other business developments by us, our partners, or our competitors;

•	conditions or trends in the search services, tax preparation, or e-commerce markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation or governmental enforcement actions.

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

Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•	changes or potential changes in our relationships with Google or Yahoo! or future significant Search Customers, such as the effects of changes to their requirements or guidelines or their measurement of the quality of traffic that we send to their advertiser networks, and any resulting loss or reduction of content that we can use or provide to our distribution partners;

•	the loss, termination, or reduction in scope of key search distribution relationships as a result of, for example, distribution partners licensing content directly from content providers, or any suspension by our Search Customers (particularly Google) of the right to use or distribute content on the web properties of our distribution partners;

•	the inability of any of our businesses to meet our expectations;

•	the extreme seasonality of our TaxACT business and the resulting large quarterly fluctuations in our revenues;

•	the success or failure of our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•	the mix of search services revenue generated by our owned and operated web properties versus our distribution partners’ web properties;

•	the mix of revenues generated by existing businesses, or other businesses we develop or acquire;

•	our, and our distribution partners’, ability to attract and retain quality traffic for our search services;

•	gains or losses driven by mark to market fair value accounting, particularly with respect to the Warrant we issued in August 2011, the value of which varies from quarter to quarter based on our stock price (see discussion above under “Note 9: Derivative Instruments and Hedging Activities.”);

•	litigation expenses and settlement costs;

•	expenses incurred in finding, negotiating, consummating, and integrating acquisitions;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	any restructuring charges we may incur;

•	any economic downturn, which may lead to lower online advertising revenue from advertisers on our Search business, lower acceptance rates on premium products and services offered by our Tax Preparation business, and reduced sales for our E-Commerce business;

•	new court rulings, or the adoption of new laws, rules, or regulations, that adversely affect our ability to acquire content and distribute our search services, that adversely affect our tax preparation products and services, or that otherwise increase our potential liability;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, core technology, and acquired contracts and relationships; and

•	the effect of changes in accounting principles or standards or in our accounting treatment of revenues or expenses.

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

We recently sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In March of 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. The accounting for the Notes will result in our having to recognize interest expense significantly more than the stated interest rate of the Notes and may result in volatility to our financial results. Upon issuance of the Notes, we were required to establish a separate initial value for the conversion option and to bifurcate this value from the value attributable to the balance of the Notes, or the debt component. As a result, for accounting purposes, we were required to treat the Notes as having been issued with a discount to their face principal amount, which is referred to as debt discount. We are accreting the debt discount to interest expense ratably over the term of the Notes, which results in an effective interest rate in our consolidated statement of comprehensive income that is in excess of the stated coupon rate of the Notes. This will reduce our earnings and could adversely affect the price at which our common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.

Our intent is to settle conversions of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium. Shares associated with the conversion premium will be included in diluted earnings per share when the average stock price exceeds the conversion price of the Notes and could adversely affect our diluted earnings per share and the price at which our common stock trades.

The conditional conversion feature of the Notes, if triggered, and the requirement to repurchase the Notes upon a fundamental change may adversely affect our financial condition and financial results. In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If we undergo a fundamental change, (as described in the Indenture), subject to certain conditions, holders of the Notes may require us to repurchase for cash all or part of their Notes at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

The payment of the interest and the repayment of principal at maturity, conversion, or under a fundamental change, will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

We incurred debt as part of our acquisition of the TaxACT business, and may incur future debt related to other acquisitions, which may adversely affect our financial condition and future financial results.

Our indirect subsidiary, TaxACT, incurred debt as part of our acquisition of TaxACT’s business, which was refinanced with a new credit agreement on August 30, 2013 and of which $65.4 million remains outstanding. This debt is non-recourse debt that is guaranteed by TaxACT Holdings, Blucora’s direct subsidiary, and TaxACT’s direct parent. This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing TaxACT’s vulnerability to downturns in its business, to competitive pressures, and to adverse economic and industry conditions;

•	requiring the dedication of a portion of our expected cash from TaxACT’s operations to service this indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions;

•	requiring cash infusions from Blucora to TaxACT if TaxACT is unable to meet its debt obligations;

•	increasing our interest payment obligations in the event that interest rates rise dramatically; and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

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

We may incur additional debt in the future to finance additional acquisitions, including potential post-acquisition closing financing for our recent Monoprice acquisition. Such debt may result in risks similar to those discussed above related to the TaxACT debt, or in other risks specific to the credit agreement entered into for that debt.

Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures.

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March of 2013, we sold

$201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of September 30, 2013, TaxACT had $65.4 million outstanding under the credit agreement it entered into on August 30, 2013. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Companies and individuals with rights relating to the technology industry have frequently resorted to litigation regarding intellectual property rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights. These parties have in the past, and may in the future, make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to remove or redesign our products or services, require us to pay damages for infringement, or require us to enter into royalty or licensing agreements. Our technology, services, and products may not be able to withstand any third-party claims or rights against their use. If a successful claim of infringement was made against us and we could not develop non-infringing technology or content, or license the infringed or similar technology or content on a timely and cost-effective basis, our business could suffer.

We do not regularly conduct patent searches to determine whether the technology used in our products or services infringes patents held by third parties. Patent searches may not return every issued patent or patent application that may be deemed relevant to a particular product or service. It is therefore difficult to determine, with any level of certainty, whether a particular product or service may be construed as infringing a current or future U.S. or foreign patent.

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

Legislation and regulation may impact our business operations, restrict our opportunities, increase our costs, and create potential liability.

All of our businesses are subject to laws and regulations relating to how they conduct their operations and we anticipate that additional applicable laws and regulations will be enacted in the future. Many of these laws and regulations restrict the operations and opportunities of our businesses and result in compliance costs. In addition, interpretations of these laws and regulations are not always clear, and failure to comply with them in the manner that a government regulator or court interprets could result in liability. For example, all of our businesses have privacy compliance obligations, and any failure by us to comply with our posted privacy policies, Federal Trade Commission (“FTC”) requirements, or other privacy-related laws and regulations could result in proceedings by the FTC or others, including potential class action litigation, which could potentially have an adverse effect on our business, results of operations, and financial condition. Additional applicable legal and regulatory requirements for each of our businesses are discussed below under the sections of these Risk Factors that are specific to those businesses. It is not possible to predict whether or when additional applicable legislation or regulation may be adopted and certain proposals, if adopted, could materially and adversely affect our business. Our failure or inability to comply with applicable laws and regulations could materially impact our operations and financial results.

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

Like many technology companies, we use stock options, restricted stock units, and other equity-based awards to recruit and retain senior level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options, we may need to issue new equity-based awards in order to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs, or any other incentive programs, we undertake will be successful in motivating and retaining our employees.

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

A significant portion of our Search revenue is dependent on business models that can be negatively impacted by changes in policies or technology. For example, many of our Search distribution partners distribute applications, extensions, or toolbars that are monetized through the search services that we provide. Our Search Customers require that such applications, extensions, or toolbars, and the distribution of those applications, extensions, or toolbars, comply with certain guidelines. Our Search Customers can and do modify these guidelines from time to time, and recent modifications of these guidelines may impact the distribution of applications, extensions, or toolbars that drive traffic and revenue to our search services. In addition, our Search Customers’ guidelines have in the past, and may in the future, negatively affected our ability, and the ability of our Search distribution partners, to drive traffic to our Search services through the use of online marketing.

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

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 76% of our total Company revenues in the third quarter of 2013. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but over the past several years, Yahoo!’s percentage or our revenue has declined, and we expect this trend to continue. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our Search operations, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

The success of our Search business depends on our ability to negotiate extensions of our Search Customer agreements on favorable terms. We are currently in the process of negotiating a renewal of our agreement with Google, which runs to March 31, 2014. Our agreement with Yahoo! recently renewed, and now runs to December 31, 2014. If we cannot negotiate extensions of our current agreements or new agreements on favorable terms (including revenue share rates, our continued ability to offer combine search results from different partners as part of our metasearch service, and other operational aspects of our search services), the financial results of our Search business will suffer.

A substantial portion of our search services revenue is dependent on our relationships with a small number of distribution partners, the loss of which could have a material adverse effect on our business and financial results.

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. In 2012, 75% of our total revenues came from searches conducted by end users on the web properties of our search distribution partners. We generated approximately 27% and 47% of our total Company revenues through relationships with our top five distribution partners in the third quarter of 2013 and the third quarter of 2012, respectively. Our agreements with many of our distribution partners come up for renewal in 2013 and 2014, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. If we are unable to maintain relationships with our distribution partners on favorable terms, our business and financial results could be materially adversely affected.

A significant percentage of our Search business’s revenue is generated by our distribution partner network. Given the nature of our relationships with our distribution partners, we have limited insight into the methods that our partners use to drive search traffic, which may result in unanticipated volatility in our financial results.

We operate a distribution partner network of greater than 100 distribution partners, which generates the majority of our Search revenue. We have contractual relationships with each partner in the network, but many of these relationships are not exclusive and may not provide us with the ability to have full insight into the methods that our partners use to drive search traffic or their business models. As a result, partners can vary their traffic serviced by our search services, and we may not be able to foresee or control this variation. Additionally, our ability to grow our revenue depends on both our ability to attract new distribution partners and retain existing distribution partners and on our partners’ ability to acquire and retain new users that use our search services. For example, a distribution partner may increase or decrease marketing initiatives in ways that we did not predict, and if that partner’s traffic is significantly correlated to marketing, such increase or decrease in marketing may result in a significant increase or decrease in search traffic. Without full insight into a partner’s business model and related revenue drivers, our ability to accurately predict the traffic driven, and revenue generated, by that partner is limited, in part, to historical patterns. The historical revenue patterns of partners may not be consistent with actual and forecasted results due to unknown factors that impact the partner’s business model and/or any related changes to such model.

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

RISKS RELATED TO OUR E-COMMERCE BUSINESS

The electronics and accessories market is highly competitive, and failure to effectively compete will adversely affect our financial results.

The electronics and accessories market in which our Monoprice business sells products is highly competitive. All of Monoprice’s products face competition from many sellers of similar products, some of which are much larger and well-known than Monoprice. We attempt to offer products that provide similar quality and technology as those offered by our competitors, but at a lower price, and we attempt to do so with customer service and support that equals or exceeds that of many of our competitors. Many of our competitors have significant competitive advantages over us that may adversely affect our ability to successfully compete on price, quality, technology, service, or support, including larger scale, advanced research facilities, extensive experience in the industry, proprietarily intellectual property, greater financial resources, more advanced and extensive supply chain and distribution capacity, better service and support capability, and stronger relationships with suppliers and resellers. If we are unable to successfully compete on price, quality, technology, service, or support, we may not be able to attract and retain customers.

We also face competition in attracting the attention of customers in a cost-effect manner. Many of our competitors have better brand recognition, have stronger distribution networks, and spend significantly more than us on marketing efforts. Our financial results depend on our ability to effectively attract customers at a cost that allows us to continue to offer low prices and maintain our margins, and if our efforts are not effective and cost-efficient, our financial results will suffer.

If we fail to accurately forecast customer demand, our inventory may either exceed demand or be insufficient to meet demand, which could harm our financial results.

We rely on our supplier network to manufacture our products, and as a result, we must forecast demand for our products well in advance of the sale of those products when placing orders from our suppliers. If our orders exceed eventual demand, we will have excess inventory, which will increase our inventory carrying costs, may increase risk that those products will become obsolete prior to sale, and may result in write-offs and/or significant price reductions of that inventory. If our orders are insufficient to meet demand, we may not be able to adequately replace that inventory to meet all customer orders in a timely manner, resulting in back-orders, potential lost sales, and negative customer experiences. Significant failure to accurately forecast customer demand may thus impact our short- and long-term financial results.

Our ability to be competitive depends on our ability to introduce new and updated products with sufficient speed to satisfy customers and thus maintain and grow our market share.

The electronics and accessories market is subject to frequent new product introductions, rapid advancements in technology, changes in industry standards, and evolving consumer preferences. Many of our electronics and accessories have short life cycles and/or must be updated frequently. Our future success depends on our ability to develop, introduce, and deliver on a timely basis, and in sufficient quantity, new products and enhancements to current products. The success of any new product or any update to a current product will depend on several factors, including our ability to:

•	Accurately predict features that are compelling to customers;

•	Acquire or develop technology to incorporate those features in our products;

•	Ensure that the design of products is appealing to consumers;

•	Arrange for the manufacture and delivery of a sufficient amount of the products on a timely and cost-effective basis; and

•	Ensure that the products are of sufficient quality to maintain customer satisfaction.

If we cannot successfully execute on the above factors, our offerings may not match customer demand, with the result that our inventory may become obsolete, we may not be able to maintain or grow sales, our reputation may suffer, and we may be unable to attract and retain customers.

Our ability to maintain and grow market share depends on our ability to offer quality products at price well below the average market price for such products.

We attempt to offer electronics and accessories at a price below our competitors’ prices for similar products, while still maintaining similar quality. Our ability to continue to offer quality products at lower prices depends on our ability to adequately source such products at sufficient quality, quantity, and cost and on our ability to keep other operating expenses proportionally low. Because prices for electronics and accessories tend to decline over time, our continued success will depend on our ability to offer some of our products at even lower prices in the future and on our ability to identify new products or product categories that we can offer at similar low prices. If we cannot continue to offer current products, and introduce new products, at such quality, quantity, and low cost, we will be unable to maintain or grow our revenues and our financial results will suffer.

We depend on international third-party manufacturers to supply our electronics and accessories and risks related to the manufacture and shipping of our products could adversely affect our operations and financial results.

We outsource most of the manufacturing of our electronics and accessories to suppliers in Asia. We rely on the performance of these suppliers, and any problems with such performance could result in cost overruns, delayed deliveries, shortages, poor quality control, intellectual property issues (both theft of our intellectual property and infringement by our suppliers of the intellectual property of others), and compliance issues. Performance problems by our suppliers could result from many events, including the following: suppliers’ willful or unintentional breach of supply agreements; their failure to comply with applicable laws and regulations; labor unrest at their facilities; civil unrest; natural or human disasters at production or shipping facilities; equipment or other facility failures; their inability to acquire sufficient quantities or qualities of components or raw materials at expected prices; infrastructure problems in their countries (e.g., power or transportation infrastructure problems); their bankruptcy, insolvency, or other financial problems; and requests or requirements by their other customers that may conflict with our requirements. In addition, because most of our products are shipped from Asia, we face risks related to such shipping, including performance failures by our shipping partners and those of our suppliers, natural disasters, shipping equipment failure, and export and import regulation compliance issues.

The performance of our manufacturers, suppliers, and shippers is largely outside of our control. As the result of any performance failures, we may lose sales, or we may be required to adjust product designs, change production schedules, or develop suitable alternative contract manufacturers, suppliers, or shippers, which could result in delays in the delivery of products to our customers and/or increased costs. Any such delays, disruptions, or quality problems could adversely impact our ability to sell our products, harm our reputation, impair our customer relationships, and adversely affect our operations and financial results.

Our electronics and accessories could experience quality or safety defects that could result in damage to our reputation, require us to provide replacement products, or cause us to institute product recalls.

We expect that all of our electronics and accessories will meet or exceed all applicable standards for quality and safety. We monitor and attempt to address any quality or safety issues during the design and manufacturing processes, but some problems or defects may not be identified until after introduction and shipment of products. Resolving such problems or defects may result in increased costs related to production and shipment of replacement parts or products, increased customer support requirements, and redesign and manufacture or products. If we are unable to fix defects in a timely manner or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer, and we may lose customers. If the problems or defects result in a significant safety hazard, we may be forced to institute a product recall, resulting in negative publicity, loss of reputation, administrative costs, distraction of personnel from regular duties, and recall, refund, and replacement expenses. In addition, such product recalls may result in disputes with suppliers and customers or lead to adverse proceedings such as arbitration or litigation, which can be costly and expensive.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation.

As the seller of consumer products, we face the possibility that there will be claims for losses or injuries caused by some of our products. In addition to the risk of substantial monetary judgments and penalties that could have a material effect on our financial condition and results of operations, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace. We also could be required to recall and possibly discontinue the sale of possible defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of coverage or could be excluded under the terms of the policy.

If our products or operations, or those of our suppliers fail to comply with domestic and international government regulations, or if these regulations result in restrictions on our business, our results could be negatively impacted.

Our products and operations, and the operations of our suppliers and partners, must comply with various domestic and international laws, regulations, and standards, which are complicated and subject to interpretation. Failure by us or our partners to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain domestic or foreign regulatory approvals or certificates on a timely basis could result in restrictions on our operations or in our inability to obtain or sell certain products, with the result that our business may be adversely impacted.

We require that all of our suppliers comply with our design and product content specifications, ethical and human rights requirements, applicable laws (including product safety, security, labor, and environmental laws), and otherwise be certified as meeting our supplier code of conduct. While we do conduct a monitoring program to attempt to ensure compliance by our suppliers, our program cannot ensure 100% compliance. Any failure by our suppliers to comply with our supplier code of conduct, or with any other applicable standard, law, or regulation, could result in our inability or unwillingness to continue working with that supplier, additional monitor costs, and/or negative publicity and damage to our brand and reputation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the third quarter was as follows (in thousands, except per share data):

Q3 Fiscal Months	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	—	$—	—		—
August 1 to August 31, 2013	—	—	—		—
September 1 to September 30, 2013	124	19.97	124	(1)	46,500	(1)

Total	124	$19.97	124	(1)	$46,500	(1)

(1)	On February 13, 2013, the Company announced that its Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock beginning in 2013. The repurchase program is authorized through February 5, 2015.

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
Eric M. Emans
Chief Financial Officer (Principal Financial Officer)

Dated: November 5, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement between Blucora, Inc., Monoprice, Inc., and the Shareholders, dated as of July 31, 2013	8-K	August 1, 2013	2.1

10.1*	Employment Agreement between Blucora, Inc., Monoprice, Inc., and Ajay Kumar, dated August 22, 2013				X

10.2	Credit Agreement among TaxACT, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and Wells Fargo Bank, N.A., as administrative agent and a lender, BMO Harris Bank, N.A., Silicon Valley Bank, Bank of America, N.A., and RBS Citizens, N.A., each as lenders, dated August 30, 2013.	8-K	September 6, 2013	10.1

10.3	Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated June 2, 2009				X

10.4	First Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated August 25, 2009				X

10.5	Second Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated September 23, 2009				X

10.6	Third Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated October 16, 2009				X

10.7*	Restricted Cash Agreement between Ajay Kumar and Monoprice, Inc., dated July 31, 2013				X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.