Form 10-K
period 2013-12-31
BLUCORA, INC.
filed 2014-02-27
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2013, based upon the closing price of Common Stock on June 30, 2013 as reported on the NASDAQ Global Select Market, was $722.3 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2014, 42,187,983 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”).

This report contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations or businesses; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, “Risk Factors,” and elsewhere in this report. You should not rely on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statement to reflect new information, events, or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	Business

Overview

Blucora, Inc. (the “Company,” “Blucora,” or “we”) was founded in 1996 and incorporated in the state of Delaware. The Company was named InfoSpace, Inc. prior to a name change in June 2012. Our principal corporate office is located in Bellevue, Washington. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”

Blucora, Inc. operates a diverse group of Internet businesses. Our search business, InfoSpace, provides search services to distribution partners’ web properties as well as to its owned and operated web properties. Our tax preparation business consists of the operations of TaxACT, Inc. (“TaxACT”), which we acquired on January 31, 2012, and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. Our e-commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which we acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses.

Following the acquisitions of TaxACT and Monoprice, we determined that we have three reporting segments: Search, Tax Preparation, and E-Commerce. Our Search segment is the InfoSpace business, our Tax Preparation segment is the TaxACT business, and our E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, we use the term “Search” to represent the Infospace business, we use the term “Tax Preparation” to represent services and products sold through the TaxACT business, and we use the term “E-Commerce” to represent products sold through the Monoprice business.

See “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on our Search, Tax Preparation, and E-Commerce businesses and revenues. See “Note 12: Segment Information” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding revenues, operating income, and assets for each of our segments.

Search Business

Our InfoSpace search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The search business also distributes aggregated search content through its owned and operated websites, such as Dogpile.com and WebCrawler.com. Our search revenue primarily is derived from search content providers who provide paid search links for display as part of our search services. From these content providers, whom we refer to as our Search Customers, we license rights to certain search products and services, including both non-paid and paid search links. We receive revenues from our Search Customers when an end user of our web search services clicks on a paid search link that is provided by that Search Customer and displayed on one of our owned and operated web properties or displayed on the web property of one of our search distribution partners. Revenues are recognized in the period in which such paid clicks occur and are based on the amounts earned and remitted to us by our Search Customers for such clicks.

Our main Search Customer agreements are with Google and Yahoo!. We derive a significant portion of our Search revenue from Google, and we expect this concentration to continue in the foreseeable future. Google accounted for 88% of our total Search revenues in 2013. If either of these Search Customers reduce or eliminate the services provided to us or our distribution partners, or if either is unwilling to pay amounts owed to us, it could materially harm our business and financial results. Our agreement with Yahoo! runs through December 31, 2014. We recently renewed our agreement with Google, which now runs through March 31, 2017, and may be extended for an additional year upon the mutual agreement of both parties. Both Google and Yahoo! have requirements and guidelines regarding, and reserve certain rights of approval over, the use and distribution of their respective search products and services. Both Google and Yahoo! may modify certain requirements and guidelines of their agreements with us at their discretion, and even when unmodified, we occasionally disagree with our Search Customers on interpretations of these requirements and guidelines. If Google or Yahoo! believe that we or our search distribution partners have failed to meet the requirements and guidelines of the Search Customer agreements, they may suspend or terminate our or our distribution partners’ use and distribution of their search products and services, with or without notice, and in the event of certain violations, may terminate their agreements with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines.

Our partners for distribution of our online search services include software application providers, web portals, and internet service providers. Traffic from our largest distribution partners generates a significant percentage of our search revenue. In 2013, 33% of our Search revenue was generated by traffic from the web properties operated by our top five distribution partners, and this percentage was 47% in both 2012 and 2011. Our agreements with our distribution partners typically renew annually. In addition, our agreements with some of our distribution partners are not exclusive, meaning that they have the right to shift some or all of the search traffic that they send to us to our competitors.

Our primary focus for the Search business is on improving the search services offered to our end users, growing our end users, maintaining our current distribution partners, and adding new distribution partners for our search services.

Tax Preparation Business

Our TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. TaxACT generates revenue primarily through its online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to e-file his or her federal income return without paying for upgraded services and may do so for every form that the IRS allows to be e-filed. This free offer differentiates TaxACT's offerings from many of its competitors who limit their free software and/or services offerings to certain categories of customers or certain forms. The TaxACT business generates revenue from a percentage of these “free” users who purchase a state form or choose to upgrade for a fee to the Deluxe or Ultimate product, which includes additional support, tools, or state forms in the case of the Ultimate offering. In addition, revenue is generated from the sale of ancillary services, which include, among other things, tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, and additional e-filing services. TaxACT is the recognized value player in the digital do-it-yourself space, offering comparable software and/or services at a lower cost to the end user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers historically has constituted a relatively small percentage of the TaxACT business’s overall revenue and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

Our primary focus for the TaxACT business is on enhancements to the customer experience for our tax preparation services and products, including expanding our product offerings, retaining current tax preparation customers, and attracting new customers.

E-Commerce Business

Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through distributor, reseller, and marketplace agreements. Monoprice has built a well-respected consumer brand by delivering products with premium quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 5,800 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.

Our primary focus for the E-Commerce business is on increasing the number of orders through existing and new consumer and business customers, product category expansion and diversification, revenue expansion into new geographic areas, and continuing to build brand recognition by providing unparalleled value and exceptional customer experience.

Business Strategy

In addition to the strategies for growth outlined above for each of our business segments, an important component of Blucora's strategy for future growth is to acquire new technology businesses. In the ordinary course of business, we are continuously engaged in various stages of diligence, discussion, and negotiation with acquisition targets, including companies and assets that complement our existing businesses, as well as companies and assets that are unrelated to our existing businesses. Potential acquisitions may be material to our business, financial condition, and results of operations.

Research and Development

We believe that our technology is essential to expand and enhance our products and services and maintain their attractiveness and competitiveness. Research and development expenses were $7.3 million in 2013, $6.1 million in 2012, and $4.1 million in 2011. These amounts exclude any amounts spent by the TaxACT and Monoprice businesses on research and development prior to our acquisition of those businesses.

Intellectual Property

Our success depends significantly upon our technology and intellectual property rights. To protect our rights and the value of our corporate brands and reputation, we rely on a combination of domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, patents, trademarks, and trade secrets. We hold multiple issued patents and registered trademarks in the United States and in various foreign countries and have applied for additional patents and trademarks. We may not be successful in obtaining issuance or registration for these applications or in maintaining existing patents and trademarks. In addition, issued patents and registered marks may not provide us with any competitive advantages. We may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, and failure to do so could weaken our competitive position and negatively impact our business and financial results. If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, re-engineer our products, engage in expensive and time-consuming litigation, or stop marketing and licensing our products. See the section entitled “Risk Factors” in Part I Item 1A of this report for additional information regarding protecting and enforcing intellectual property rights by us and third parties against us.

Competition

We face intense competition in all markets in which our businesses operate. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. In addition, we may face increasing competition for market share from new startups, mobile providers, and social media sites and applications. For our businesses to be successful, we must be competitive in some or all of the specific competitive factors in the Search, Tax Preparation, and E-Commerce markets that are described below.

Search Competition

In the online search market, we face competition for various elements of our search business from multiple sources, including our Search Customers. In particular, Google, Yahoo!, and Bing (Microsoft) collectively control a significant majority of the consumer-facing online search market serviced by our owned and operated sites and those of our distribution partners. Each of these three companies provides search results to our search services in addition to competing for internet users. Our distribution partners also compete with us for internet users. We also compete with our Search Customers and other content providers for contracts with new and existing distribution partners. We believe that the primary competitive factors in the market for online search services are:

•	the ability to continue to meet the evolving information, content, and service demands of Internet users and our distribution partners;

•	the ability to offer our distribution partners competitive rates and comprehensive search and advertising content;

•	the cost-effectiveness, reliability, and security of the search applications and services;

•	the ability to attract Internet users to search services in a cost effective way;

•

the ability to provide and support products or services, such as embedded search browsers, default search provider settings within the search browsers, or downloadable applications, that may displace competing search services; and

•	the ability to develop innovative products and services that enhance the appearance and utility of search services, both to Internet users and to current and potential distribution partners.

Tax Preparation Competition

Our Tax Preparation business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block's products and services. Our Tax Preparation business must also compete with alternate methods of tax preparation, including “pencil and paper” do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our Tax Preparation business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. We believe that the primary competitive factors in the market for tax preparation software and services are:

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

E-Commerce Competition

Our E-Commerce business operates in a very competitive marketplace with low barriers to entry. Our competitors that offer similar products include existing well-known brands, including online e-commerce sites and offline retail stores, as well as new entrants to the e-commerce market. We believe that the primary competitive factors in the market for our E-Commerce business are:

•	product quality and selection;

•	brand loyalty;

•	price;

•	customer service;

•	shopping convenience;

•	website organization and load speed; and

•	order processing, fulfillment and delivery time.

Governmental Regulation

We face increasing governmental regulation in all of our businesses. U.S. and foreign governments have adopted, or may in the future adopt, applicable laws and regulations addressing issues such as consumer protection, user privacy, security, pricing, age verification, content, taxation, intellectual property, advertising, and product and services quality. These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties. See the section entitled “Risk Factors” in Part I Item 1A of this report for additional information regarding the potential impact of governmental regulation on our operations and results.

Seasonality

Revenue from our Tax Preparation business is highly seasonal, with the significant majority of its annual revenue earned in the first four months of our fiscal year. Revenue from our E-Commerce business also is seasonal, with revenues historically being the lowest in the second quarter, a period that does not include consumer back-to-school or holiday-related spending. We anticipate that these seasonal effects will continue in the foreseeable future.

Employees

As of December 31, 2013, we had 450 full-time employees. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is significant competition for qualified personnel in the industries in which we operate, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Acquisitions and Dispositions

As noted above, on August 22, 2013, we acquired Monoprice. On January 31, 2012, we acquired TaxACT, and TaxACT acquired Balance Financial, Inc. (“Balance Financial”) on October 4, 2013. We disposed of our Mercantila e-commerce business on June 22, 2011. For further detail on our acquisition and disposition of these businesses, see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this report.

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

Our products and services have historically been provided through desktop computers, but the number of people who access similar products and services through mobile devices, such as smartphones and tablets, has increased dramatically in the past few years. We have limited experience to date in developing products and services for users of these alternative devices, and the versions of our products and services developed for these devices may not be compelling to users. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and services that are compatible with these alternative devices, particularly if we cannot do so as quickly as our competitors, we will fail to maintain or grow our share of the markets in which we compete. In addition, such new products and services may not succeed in the marketplace, resulting in lost market share, wasted development costs, and damage to our brands.

Our business depends on our strong reputation and the value of our brands.

Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to our businesses, our employees, our vendors, or our partners may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our products and services and have an adverse effect on our future financial results. Such damage also would require additional resources to rebuild our reputation and restore the value of the brands.

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

If the volume of traffic to our infrastructure increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or constraints of our third-party co-location facility providers and cloud service providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints that may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our services, or we fail to adequately expand and upgrade our systems and infrastructure to accommodate these increases.

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

The success of our Search, Tax Preparation, and E-Commerce businesses depends on the maintenance and expansion of the infrastructure of the Internet. In particular, we rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security. As the Internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the segments of the internet infrastructure that we rely on may be unable to support the demands placed upon it. The failure of any parts of the internet infrastructure that we rely on, even for a short period of time, would substantially undermine our operations and would have a material adverse effect on our business and financial results.

We regularly consider acquisition opportunities, and our financial and operating results may suffer if we are unsuccessful in completing any such acquisitions on favorable terms.

An important component of our strategy for future growth is to acquire new technologies and businesses. We may seek to acquire companies or assets that complement our existing businesses. We may also consider acquisitions of companies and assets that are not related to search, tax preparation, or e-commerce. We regularly explore such opportunities in the ordinary course of our business, and potential acquisition targets range in size from relatively small to a size comparable to our own, and, therefore, may be material to our business, financial condition, and results of operations. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, or that if acquired, we will be able to successfully integrate such acquisition.

If we are successful in our pursuit of any acquisition opportunities, we intend to use available cash, debt and/or equity financings, and/or other capital or ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business, taking into account potential benefits of diversification or operational synergies. However, these new business additions and acquisitions involve a number of risks and may not achieve our expectations; and, therefore, we could be adversely affected by any such new business additions or acquisitions. There can be no assurance that the short or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we paid or expenses we incurred.

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

•

diversion of management’s or other key personnel’s attention from current operations and other business concerns and potential strain on financial and managerial controls and reporting systems and procedures;

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

Developing or acquiring a business or technology, and then integrating it with our other operations, will be complex, time consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses, including our recent acquisitions of the Monoprice business, is not successful, we may experience adverse financial or competitive effects.

Our stock price has been highly volatile and such volatility may continue.

The trading price of our common stock has been highly volatile. Between January 1, 2012 and December 31, 2013, our stock price ranged from $10.98 to $29.82. On February 21, 2014, the closing price of our common stock was $19.80. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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

•

new court rulings, or the adoption of new laws, rules, or regulations, that adversely affect our ability to acquire content and distribute our search services, that adversely affect our tax preparation products and services, or that otherwise increase our potential liability or compliance costs;

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

We sold $201.25 million of Convertible Senior Notes in 2013, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes (the “Notes”) due 2019. The accounting for the Notes will result in our having to recognize interest expense significantly more than the stated interest rate of the Notes and may result in volatility to our financial results. Upon issuance of the Notes, we were required to establish a separate initial value for the conversion option and bifurcate this value from the value attributable to the balance of the Notes, or the debt component. As a result, for accounting purposes, we were required to treat the Notes as having been issued with a discount to their face principal amount, which is referred to as debt discount. We are accreting the debt discount to interest expense ratably over the term of the Notes, which results in an effective interest rate in our consolidated statement of comprehensive income that is in excess of the stated coupon rate of the Notes. This will reduce our earnings and could adversely affect the price at which our common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.

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

The conditional conversion feature of the Notes, if triggered, and the requirement to repurchase the Notes upon a fundamental change may adversely affect our financial condition and financial results. In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If we undergo a fundamental change, (as described in the applicable Indenture), subject to certain conditions, holders of the Notes may require us to repurchase for cash all or part of their Notes at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

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

We incurred debt in connection with our acquisitions of the Monoprice and TaxACT businesses, and may incur future debt related to other acquisitions, which may adversely affect our financial condition and future financial results.

In November 2013, Monoprice incurred debt as part of our acquisition of Monoprice’s business, of which $50.0 million remained outstanding as of December 31, 2013. In addition, TaxACT incurred debt as part of our acquisition of TaxACT’s business, which was refinanced with a new credit agreement on August 30, 2013 and of which $71.4 million remained outstanding as of December 31, 2013. Both are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

•	increasing Monoprice’s or TaxACT’s vulnerability to downturns in their businesses, to competitive pressures, and to adverse economic and industry conditions;

•

requiring the dedication of a portion of our expected cash from Monoprice’s and TaxACT’s operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions;

•	requiring cash infusions from Blucora to Monoprice or TaxACT if either or both are unable to meet their payment or other obligations under the applicable credit facilities;

•	increasing our interest payment obligations in the event that interest rates rise dramatically; and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

These credit facilities impose restrictions on Monoprice and TaxACT, including restrictions on their ability to create liens on their assets and on our ability to incur indebtedness, and require Monoprice and TaxACT to maintain compliance with specified financial ratios. Their ability to comply with these ratios may be affected by events beyond their control. In addition, these credit facilities include covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. These debts, and our ability to repay them, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.

We or our subsidiaries may incur additional debt in the future to finance additional acquisitions or for other purposes. Such debt may result in risks similar to those discussed above related to the Monoprice and TaxACT debts, or in other risks specific to the credit agreements entered into for those debts.

Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures.

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of December 31, 2013, Monoprice and TaxACT had $50.0 million and $71.4 million outstanding, respectively, under the credit agreements entered into in November 2013 and August 2013, respectively. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or for other business purposes, we may need to change or postpone such acquisitions or find alternative financing for such acquisitions. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

If others claim that our services infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.

Companies and individuals with rights relating to the technology and consumer electronics industries have frequently resorted to litigation regarding intellectual property rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights. These parties have in the past, and may in the future, make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to remove or redesign our products or services, require us to pay damages for infringement, or require us to enter into royalty or licensing agreements. Our technology, services, and products may not be able to withstand any third-party claims or rights against their use. If a successful claim of infringement was made against us and we could not develop non-infringing technology or content, or license the infringed or similar technology or content on a timely and cost-effective basis, our business could suffer.

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

As of December 31, 2013, we had NOLs of $643.3 million that will expire primarily over a seven to eleven year period. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 66% of our total Company revenues in 2013. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but Yahoo!’s percentage of our revenue generally has declined over the course of the past several years, and now constitutes a much less significant source of revenue than Google. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our Search operations, and its position as the overwhelming market leader in the search industry, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

The success of our Search business depends on our ability to negotiate extensions of our Search Customer agreements on favorable terms. We recently renewed our agreement with Google, which now runs to March 31, 2017. Our agreement with Yahoo! also recently renewed and now runs to December 31, 2014. If we cannot negotiate extensions of our current agreements or new agreements on favorable terms (including revenue share rates, our continued ability to offer combined search results or advertisements from different partners as part of our metasearch service, and other operational aspects of our search services), the financial results of our Search business will suffer.

We may be unable to successfully compete in the search market as the market shifts to mobile search.

Our Search business, and that of most of our distribution partners, is primarily based on searches conducted from browsers and other applications on desktop and laptop computers. As mobile phones, tablets, and other mobile devices increase in popularity, functionality, and usage, mobile searches will constitute an increasing percentage of the search market. Because our Search business has been primarily focused on the desktop and laptop markets, we may have less experience and capability in offering and monetizing mobile search services than our competitors. In addition, because we rely on our Search Customers to provide us with search results and advertisements, our ability to innovate for mobile search and to expand in that market is dependent on the cooperation of, and collaboration with, those Search Customers. Under the terms of our new agreement with Google, which takes effect on April 1, 2014, we will not be offering Google's AdSense for Search on our mobile search services, and this change will require us to increase usage of our other current advertising solutions for mobile and/or find additional mobile advertising solutions and partners. If we cannot develop services and partners that allow us to sufficiently innovate for the mobile search market and if our mobile advertising solutions monetize at a significantly lower level than our desktop advertising solutions, our ability to participate in the market shift to mobile search will be impaired, which will likely have a material adverse effect on our Search business and its financial results.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 62% of our total revenues for 2013 came from searches conducted by end users on the web properties of our search distribution partners, and approximately 25% of our total revenues for the year came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners come up for renewal in 2014, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. If we are unable to maintain relationships with our distribution partners on favorable terms, our business and financial results could be materially adversely affected.

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

Our search services obtain content and commerce information from third parties and link users, either directly through our own websites or indirectly through the web properties of our distribution partners, to third-party webpages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our Search Customers was obtained or provided by our Search Customers. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights, and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which also may expose us to liability. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there was a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We are also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information and search related data. If we do not comply with these laws and regulations, we may be exposed to legal liability.

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

The hosting, collection, use, and retention of personal customer information and data by our TaxACT business create risk that may harm our business.

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

The tax preparation industry is heavily regulated at the state and federal level, and is frequently subject to significant new and revised laws and regulations. The application of these laws and regulations to our businesses is often unclear and compliance with these regulations may involve significant costs or require changes to our business practices. Any changes to our business practices that result from a change to laws or regulations, or from any change in the interpretation of a law or regulation (for example due to a court ruling or an administrative ruling or interpretation), may result in a negative impact on our operating results. We are also required to comply with a variety of IRS and state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in these requirements, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.

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

The electronics and accessories market in which our Monoprice business sells products is highly competitive. All of Monoprice’s products face competition from many sellers of similar products, some of which are much larger and well-known than Monoprice. We attempt to offer products that provide similar quality and technology as those offered by our competitors, but at a lower price, and we attempt to do so with customer service and support that equals or exceeds that of many of our competitors. Many of our competitors have significant competitive advantages over us that may adversely affect our ability to successfully compete on price, quality, technology, service, or support, including larger scale, advanced research facilities, extensive experience in the industry, proprietary intellectual property, greater financial resources, more advanced and extensive supply chain and distribution capacity, better service and support capability, and stronger relationships with suppliers and resellers. If we are unable to successfully compete on price, quality, technology, service, or support, we may not be able to attract and retain customers.

We also face competition in attracting the attention of customers in a cost-effective manner. Many of our competitors have better brand recognition, have stronger distribution networks, and spend significantly more than us on marketing efforts. Our financial results depend on our ability to effectively attract customers at a cost that allows us to continue to offer low prices and maintain our margins, and if our efforts are not effective and cost-efficient, our financial results will suffer.

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

We expect that all of our electronics and accessories will meet or exceed all applicable standards for quality and safety. We monitor and attempt to address any quality or safety issues during the design and manufacturing processes, but some problems or defects may not be identified until after introduction and shipment of products to consumers. Resolving such problems or defects may result in increased costs related to production and shipment of replacement parts or products, increased customer support requirements, and redesign and manufacture or products. If we are unable to fix defects in a timely manner or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer, and we may lose customers. If the problems or defects result in a significant safety hazard, we may be forced to institute a product recall, resulting in negative publicity, loss of reputation, administrative costs, distraction of personnel from regular duties, and recall, refund, and replacement expenses. In addition, such product recalls may result in disputes with suppliers and customers or lead to adverse proceedings such as arbitration or litigation, which can be costly and expensive.

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

Our principal corporate office is located in Bellevue, Washington, as are the operations for our Infospace business. We provide some data center services for our search operations from a third-party co-location facility located in Tukwila, Washington. The headquarters and data center facility for our TaxACT business are in Cedar Rapids, Iowa, and we have a disaster recovery center for our TaxACT business in Waukee, Iowa. The headquarters for our E-Commerce business is in Rancho Cucamonga, California. All of our facilities are leased. We believe our properties are suitable and adequate for our present and anticipated near-term needs.

ITEM 3.	Legal Proceedings

See “Note 9: Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding legal proceedings.

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

	High	Low
Fiscal year ended December 31, 2013:
First Quarter	$16.56	$14.44
Second Quarter	$19.11	$14.45
Third Quarter	$23.61	$19.12
Fourth Quarter	$29.82	$22.60
Fiscal year ended December 31, 2012:
First Quarter	$13.68	$10.99
Second Quarter	$13.45	$10.98
Third Quarter	$18.25	$12.07
Fourth Quarter	$18.24	$14.09

On February 21, 2014, the last reported sale price for our common stock on the NASDAQ Global Select Market was $19.80 per share.

Holders

As of February 21, 2014, there were 445 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

There were no dividends paid in 2013, 2012, or 2011. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Share Repurchases

See “Note 10: Stockholder’s Equity” of the Notes to Consolidated Financial Statements for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the fourth quarter 2013 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1 – 31, 2013	—	—	—	—
November 1 – 30, 2013	—	—	—	—
December 1 – 31, 2013	226	$28.66	226	$40,010

Total	226	$28.66	226	$40,010

Unregistered Sales of Equity Securities

On November 21, 2013, we issued and sold 1.0 million shares of Common Stock to Cambridge Information Group I LLC (“CIG”) and CIG Equity Partners LLC, an entity managed by CIG, upon exercise of a warrant (the “Warrant”) originally issued to CIG in August 2011, for the aggregate exercise price of $9.62 million, which was paid in cash. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, our consolidated financial statements and notes thereto in Part II Item 8, and other financial information included elsewhere in this report. The selected consolidated statements of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements.

	Years ended December 31,
	2013 (5)	2012 (4)	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Services revenue	$519,677	$406,919	$228,813	$214,343	$207,646
Product revenue	54,303	—	—	—	—

Total revenues	573,980	406,919	228,813	214,343	207,646

Operating income	74,449	44,205	21,479	2,751	9,616
Other income (loss), net (1)	(29,623)	(6,677)	(1,246)	15,247	(2,032)

Income from continuing operations before income taxes	44,826	37,528	20,233	17,998	7,584
Income tax benefit (expense) (1) (2)	(20,427)	(15,002)	11,288	(8,725)	(181)

Income from continuing operations	24,399	22,526	31,521	9,273	7,403
Discontinued operations (3):
Loss from discontinued operations, net of taxes	—	—	(2,253)	(4,593)	—
Loss on sale of discontinued operations, net of taxes	—	—	(7,674)	—	—

Net income	$24,399	$22,526	$21,594	$4,680	$7,403

Income per share - Basic:
Income from continuing operations	$0.59	$0.56	$0.83	$0.26	$0.21
Loss from discontinued operations	—	—	(0.06)	(0.13)	—
Loss on sale of discontinued operations	—	—	(0.20)	—	—

Basic net income per share	$0.59	$0.56	$0.57	$0.13	$0.21

Weighted average shares outstanding used in computing basic income per share	41,201	40,279	37,954	35,886	34,983
Income per share - Diluted:
Income from continuing operations	$0.56	$0.54	$0.82	$0.25	$0.21
Loss from discontinued operations	—	—	(0.06)	(0.12)	—
Loss on sale of discontinued operations	—	—	(0.20)	—	—

Diluted net income per share	$0.56	$0.54	$0.56	$0.13	$0.21

Weighted average shares outstanding used in computing diluted income per share	43,480	41,672	38,621	36,829	35,431

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$333,705	$162,288	$293,551	$253,736	$226,397
Working capital	320,888	144,385	281,873	242,440	219,475
Total assets	978,030	585,293	395,139	352,720	322,216
Total long-term liabilities (6)	174,587	102,155	837	955	1,514
Total stockholders’ equity	514,070	415,450	355,105	301,771	279,835

(1)	For a discussion of activity in 2011 through 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7. In 2010, we recorded a $19.0 million net gain on a litigation settlement. The net gain allowed us to use a portion of our net operating loss carryforwards resulting in a net income tax expense of $6.6 million. In 2009, we recorded other-than-temporary impairment charges of $5.4 million.
(2)	In 2011, we recorded a reversal of $18.9 million of the valuation allowance related to our deferred tax assets.
(3)	We completed the sale of Mercantila on June 22, 2011. The operating results of this business have been presented as discontinued operations for 2011 and 2010.
(4)	On January 31, 2012, we acquired TaxACT, which generated $62.1 million of revenue in 2012.
(5)	On August 22, 2013, we acquired Monoprice, which generated $54.3 million of revenue in 2013.
(6)	During 2013, Monoprice entered into a credit facility agreement, and TaxACT entered into a new credit facility agreement (to replace the one entered into in 2012). These arrangements had total outstanding balances, net of any discounts and including any short-term portion, of $49.7 million and $71.4 million, respectively, as of December 31, 2013. During 2012, TaxACT entered into a credit facility agreement, under which $73.9 million, net of discount and including the short-term portion, was outstanding as of December 31, 2012. During 2013, the Monoprice acquisition resulted in a $27.7 million deferred tax liability related to intangible assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Selected Consolidated Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.

Introduction

Blucora operates a portfolio of leading internet businesses: an internet search business, an online tax preparation business, and an e-commerce business. The Search business, InfoSpace, provides search services to distribution partners’ web properties as well as to our owned and operated properties. The Tax Preparation business consists of the operations of TaxACT, which we acquired on January 31, 2012, and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, which we acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses.

Our Businesses

Search

The majority of our revenues are generated by our Search segment. The InfoSpace search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The search business also distributes aggregated search content through its owned and operated websites, such as Dogpile.com and WebCrawler.com. Our search revenue primarily is derived from search content providers who provide paid search links for display as part of our search services. From these content providers, whom we refer to as our Search Customers, we license rights to certain search products and services, including both non-paid and paid search links. We receive revenues from our Search Customers when an end user of our web search services clicks on a paid search link that is provided by that Search Customer and displayed on one of our owned and operated web properties or displayed on the web property of one of our search distribution partners. Revenues are recognized in the period in which such paid clicks occur and are based on the amounts earned and remitted to us by our Search Customers for such clicks. Our main Search Customer agreements are with Google and Yahoo!. We derive a significant portion of our revenue from Google, and we expect this concentration to continue in the foreseeable future. For the year ended December 31, 2013, Search revenue from Google accounted for approximately 88% of our Search segment revenue and 66% of our total revenue.

Tax Preparation

Our TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. TaxACT generates revenue primarily through its online service at www.taxact.com. The TaxACT business's basic federal tax preparation online software service is "free for everyone," meaning that any taxpayer can use the services to e-file his or her federal income tax return without paying for upgraded services and may do so for every form that the IRS allows to be e-filed. This free offer differentiates TaxACT's offerings from many of its competitors who limit their free software and/or services offerings to certain categories of customers or certain forms. The TaxACT business generates revenue from a percentage of these "free" users who purchase a state form or choose to upgrade for a fee to the Deluxe or Ultimate product, which includes additional support, tools, or state forms in the case of the Ultimate offering. In addition, revenue is generated from the sale of ancillary services, which include, among other things, tax preparation support services, data archive services, bank and/or reloadable pre-paid debit card services, and additional e-filing services. TaxACT is the recognized value player in the digital do-it-yourself space, offering comparable software and/or services at a lower cost to the end user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT's professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers historically has constituted a relatively small percentage of the

TaxACT business's overall revenue and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

On October 4, 2013, TaxACT acquired Balance Financial, a provider of web and mobile-based financial management software through its website www.balancefinancial.com.

E-Commerce

Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through distributor, reseller, and marketplace agreements. Monoprice has built a well-respected consumer brand by delivering products with premium quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 5,800 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice's team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.

Acquisitions and Dispositions

Monoprice:    On August 22, 2013, we acquired Monoprice for $182.9 million in cash, after a $0.4 million working capital adjustment in the fourth quarter of 2013. Monoprice is included in our financial results from August 22, 2013, the acquisition date, through December 31, 2013.

TaxACT:    On January 31, 2012, we acquired TaxACT for $287.5 million in cash, less certain transaction expenses, and subject to certain specified working capital adjustments. TaxACT is included in our financial results from January 31, 2012, the acquisition date, through December 31, 2013. Accordingly, the results discussed below were impacted by the timing of this acquisition, in which 2013 included twelve months of results while 2012 included eleven months. In addition, on October 4, 2013, TaxACT acquired Balance Financial.

Mercantila:    We sold Mercantila, Inc., an e-commerce company, to Zoo Stores, Inc. on June 22, 2011 for $0.3 million upon completion of the sale plus the right to receive additional consideration of up to $3.0 million contingent on liquidity or other events.

Seasonality

Our Tax Preparation segment is highly seasonal, with the significant majority of its annual revenue earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels. Revenue from our E-Commerce segment also is seasonal, with revenues historically being the lowest in the second quarter, a period that does not include consumer back-to-school or holiday-related spending. We anticipate that these seasonal effects will continue in the foreseeable future.

Comparability

We revised certain amounts for the year ended December 31, 2012 from the amounts previously reported in that period’s annual report on Form 10-K. We reclassified credit card fees previously reported in “Services cost of revenue” to “Sales and marketing” expense. The reclassification had no effect on our reported revenues, operating income, or cash flows for the year ended December 31, 2012. The comparable amount in 2011 was not material and, as a result, was not reclassified. Refer to “Note 1: The Company and Basis of Presentation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

RESULTS OF OPERATIONS

Summary

(In thousands, except percentages)	Years ended December 31,
	2013	Percentage Change	2012	Percentage Change	2011
Services revenue	$519,677	28%	$406,919	78%	$228,813
Product revenue, net	$54,303	100%	—	—	—
Total revenues	$573,980	41%	$406,919	78%	$228,813
Operating income	$74,449	68%	$44,205	106%	$21,479

Year ended December 31, 2013 compared with year ended December 31, 2012

Total revenues increased $167.1 million due to an increase of $83.7 million in revenue related to our Search business driven by increases in revenue from distribution partners and owned and operated web properties, an increase of $29.1 million in our Tax Preparation business primarily due to the timing of the acquisition and, to a lesser extent, revenue growth in 2013, and the addition of $54.3 million in product revenue related to Monoprice.

Operating income increased $30.2 million due to the $167.1 million increase in revenue, partially offset by a $136.9 million increase in operating expenses. Key changes in operating expenses were:

•

$63.3 million increase in the Search segment’s operating expenses primarily as a result of higher Search distribution revenue in that segment and the resulting revenue share to our distribution partners and spending on our online marketing.

•	$18.6 million increase in the Tax Preparation segment’s operating expenses primarily due to the timing of the TaxACT acquisition.

•	$49.3 million increase in the E-Commerce segment’s operating expenses due to the acquisition of Monoprice in 2013.

•

$5.7 million increase in corporate-level expense activity, primarily as a result of amortization expense associated with the acquisitions of Monoprice and TaxACT and higher personnel expenses due to increased headcount to support operations. This was offset by lower stock-based compensation due to $5.2 million in expense recognized in 2012 related to the modification of the Warrant and the vesting of non-employee stock options upon completion of the TaxACT acquisition (for further detail on both items see “Note 11: Stock-Based Compensation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report).

Year ended December 31, 2012 compared with year ended December 31, 2011

Total revenues increased $178.1 million due to an increase of $116.0 million in revenue related to our Search business primarily due to growth in revenue from distribution partners and the addition of $62.1 million of revenue related to our acquisition of TaxACT.

Operating income increased $22.7 million due to the $178.1 million increase in revenue, partially offset by a $155.4 million increase in operating expenses. Key changes in operating expenses were:

•

$100.0 million increase in the Search segment’s operating expenses primarily as a result of higher Search revenue generated from distribution partners in that segment and the resulting revenue share to our distribution partners.

•	$32.1 million increase in the Tax Preparation segment’s operating expenses due to the acquisition of TaxACT in 2012.

•	$23.3 million increase in corporate-level expense activity, primarily as a result of increased stock-based compensation and amortization expense associated with the TaxACT acquisition.

SEGMENT REVENUE/OPERATING INCOME

The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in “Note 12: Segment Information” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, and income tax expense to segment operating results. We analyzed these separately.

Following the acquisitions of TaxACT and Monoprice, we determined that we have three reportable segments: Search, Tax Preparation, and E-Commerce.

Search

(In thousands, except percentages)	Years Ended December 31,
	2013	Percentage Change	2012	Percentage Change	2011
Revenue	$428,464	24%	$344,814	51%	$228,813
Operating income	$82,504	33%	$62,185	35%	$46,206
Segment margin	19%		18%		20%

Search revenue:    Our ability to increase search revenue is dependent on our ability to attract and retain distribution partners and users of our owned and operated properties, which relies on providing a satisfying end user experience. In addition, providing an attractive monetization proposition, as well as support and service, for distribution partners, continues to be a key driver in our ability to grow distribution revenue.

Search operating income:    Because we share revenue with our distribution partners, the Search segment’s cost of revenue will increase if search services revenue generated through our distribution partners’ web properties increases. The cost of revenue also can be impacted by the mix of revenue generated by our distribution partners. In addition, we manage our online marketing by projecting a desired return on our marketing expenditures and attempting to market according to that projected return.

The following table presents our Search revenue by source and as a percentage of total Search revenue (in thousands, except for percentages):

	Years ended December 31,
	2013	Percent of Revenue	2012	Percent of Revenue	2011	Percent of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$321,954	75%	$265,709	77%	$169,745	75%
Revenue from new distribution partners (launched during the then-current year)	34,332	8%	38,272	11%	11,808	5%

Revenue from distribution partners	356,286	83%	303,981	88%	181,553	80%
Revenue from owned and operated properties	72,178	17%	40,833	12%	47,260	20%

Total Search revenue	$428,464		$344,814		$228,813

Year ended December 31, 2013 compared with year ended December 31, 2012

Search revenue increased $83.7 million primarily due to revenue generated by our distribution partners which increased by $52.3 million, or 17%, driven by a $56.2 million increase in revenue from existing partners (defined in table above). The increase in revenue from existing partners was offset by a $3.9 million decrease in revenue from new partners (defined in table above). We generated 33% and 47% of our search revenue through our top five distribution partners in 2013 and 2012, respectively. The web properties of our top five distribution partners for 2013 generated 42% of our search revenue in 2012. Further contributing to the increase was a $31.3 million, or 77%, increase in Search revenue generated from our owned and operated properties. The increase was primarily due to continued investment in online marketing to drive end users to our owned and operated properties.

Search operating income increased $20.3 million primarily due to the increase in revenue, offset by an increase of $63.3 million in operating expenses. Search services cost of revenue increased $35.7 million, or 15%, primarily driven by the increase in distribution revenue and the resulting revenue share to our distribution partners. The remaining increase in Search segment operating expenses was primarily due to a $26.7 million increase in spending on our online marketing, a $0.9 million increase in data center operations primarily related to moving the data center, and a $0.7 million increase in sales and marketing personnel expenses in support of our continued marketing initiatives.

Beginning on April 1, 2014, we will no longer display advertisements provided by Google’s AdSense for Search for search traffic that originates from mobile and tablet devices. For this mobile and tablet traffic, we instead intend to display mobile advertisements from other sources, including Yahoo!’s ad network. While the impact of this change is limited to a relatively small subset of our current Search business and may be offset partially by the alternative advertising sources, we expect this change will result in slowing of our Search revenue growth rate in 2014.

Year ended December 31, 2012 compared with year ended December 31, 2011

Search revenue increased $116.0 million primarily due to revenue generated by our distribution partners which increased by $122.5 million, or 67%, driven by a $96.0 million increase in revenue from existing partners and by a $26.5 million increase in revenue from new partners. We generated 47% of our search revenue through our top five distribution partners in both 2012 and 2011. The web properties of our top five distribution partners for 2012 generated 46% of our search services revenue in 2011. Offsetting the increase was a $6.5 million, or 14%, decrease in Search revenue generated from our owned and operated properties. This decrease was primarily a result of the expected attrition in the installed user base from our 2010 acquisition of Make The Web Better, resulting in fewer paid clicks.

Search operating income increased $16.0 million primarily due to the increase in revenue, offset by an increase of $100.0 million in operating expenses. Search services cost of revenue increased $101.2 million, or 70%, primarily driven by the increase in distribution revenue and the resulting revenue share to our distribution partners. Offsetting the increase in Search services cost of revenue was a net decrease in the remaining operating expenses associated with the Search segment, primarily driven by a $0.6 million decrease in business taxes.

Tax Preparation

The Tax Preparation segment was new in 2012 due to our acquisition of TaxACT. Unless otherwise indicated, figures for the year ended December 31, 2012 reflect the results from January 31, 2012, the acquisition date, through December 31, 2012.

(In thousands, except percentages)	Years ended December 31,
	2013	Percentage Change	2012
Revenue	$91,213	47%	$62,105
Operating income	$40,599	35%	$30,052
Segment margin	45%		48%

Our ability to generate tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual returns for their clients. Revenue from the professional tax preparation product is derived in two ways: from per-unit licensing fees for the software and from amounts that we charge to e-file through the software. Revenue from professional tax preparers historically has constituted a relatively small percentage of the overall revenue for the TaxACT business.

We measure our individual tax preparation customers using the number of accepted federal tax e-filings made through our software and services. We refer to such tax filings as “e-files.” We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the tax preparation business. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which historically has grown modestly, because we have not made significant pricing adjustments. Because we acquired the TaxACT business on January 31, 2012, during the course of the 2012 tax season, we believe that presenting e-file metrics covering the same time periods as the financial results presented (and comparable period) would be misleading. Accordingly, we are presenting these metrics for e-filings made during each tax season's filing year through the end of the calendar year as follows (in thousands, except percentages):

	Years ended December 31,
	2013	Percentage Change	2012	Percentage Change	2011
TaxACT desktop e-files	282	6%	267	0%	267
TaxACT online e-files	5,037	8%	4,661	9%	4,295
TaxACT sub-total e-files	5,319	8%	4,928	8%	4,562
TaxACT Free File Alliance e-files (1)	155	-7%	167	-9%	183
TaxACT total e-files (2)	5,474	7%	5,095	7%	4,745

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain guidelines, based on income.
(2)	We redefined e-files in our Form 10-Q for the quarter ended March 31, 2013 to exclude e-filed extensions as we believe this is a more accurate metric in evaluating performance of the Tax Preparation segment. The figures set forth above for 2012 and 2013 reflect this change.

Year ended December 31, 2013 compared with year ended December 31, 2012

Tax Preparation revenue increased $29.1 million primarily due to the timing of the TaxACT acquisition. In addition, consumer tax preparation revenue increased in 2013 due to an increase in e-filings for the year.

Tax Preparation operating income increased $10.5 million primarily due to the increase in revenue, offset by an increase of $18.6 million in operating expenses that primarily were related to the timing of the TaxACT acquisition. The increase in operating expenses was amplified further by the fact that a relatively high percentage of tax season advertising occurs in January, a month that was included in 2013 results but not in 2012 results due to the timing of the TaxACT acquisition. In addition, personnel expenses increased mainly due to higher headcount supporting sales and marketing and general and administrative functions, while data center expenses grew primarily to support our online service offerings. These operating expense increases were offset by a $2.4 million decrease in Tax Preparation services cost of revenue primarily related to decreased bank service fees on our bank card product and royalties.

E-Commerce

The E-Commerce segment was new in 2013 due to our acquisition of Monoprice. Unless otherwise indicated, figures for the year ended December 31, 2013 reflect the results from August 22, 2013, the acquisition date, through December 31, 2013.

(In thousands, except percentages)	Year ended December 31, 2013
Revenue	$54,303
Operating income	$4,967
Segment margin	9%

The E-Commerce segment generates revenue by importing and selling self-branded consumer electronics and accessories for both consumers and businesses. Substantially all of our products are sold via the internet at www.monoprice.com. E-Commerce revenue growth largely is driven by our ability to increase the number of orders to new and existing consumer and business customers. Because we acquired the Monoprice business during the course of the year, we believe that presenting the percentage increase in the number of orders covering the same time period as the financial results presented (and comparable period) would not accurately reflect segment results of operations. Accordingly, we are presenting this metric for the entire calendar year and the comparable prior period as follows:

	Years ended December 31,
	2013	2012
Order Number Growth	15%	13%

Our gross profit consists of net sales less the cost of sales. Our cost of sales includes the product cost, outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from our suppliers are included in our inventory and recognized as cost of revenues upon sale of products to our customers. Our gross profit margin has been consistent historically, and we expect it to continue to remain consistent based primarily on our efficient product cost structure enabled by a direct import supply solution.

The remaining operating expenses primarily consist of personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs) related to personnel engaged in sales and marketing (including fulfillment which includes purchasing, customer and technical support, receiving, inspection, and warehouse functions) and general and administrative activities, as well as marketing costs, credit card fees, temporary help, contractors, and facility costs.

The pro forma segment margin, excluding the impacts of purchase accounting, for fiscal year 2013 and 2012 was 12% and 11%, respectively.

Corporate-Level Activity

(In thousands)	Years ended December 31,
	2013	Change	2012	Change	2011
Operating expenses	$13,829	$2,031	$11,798	$2,215	$9,583
Stock-based compensation	11,527	(1,696)	13,223	5,535	7,688
Depreciation	4,476	664	3,812	(1,049)	4,861
Amortization of intangible assets	23,789	4,590	19,199	16,604	2,595

Total corporate-level activity	$53,621	$5,589	$48,032	$23,305	$24,727

Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of intangible assets. For further detail, refer to segment information appearing in “Note 12: Segment Information” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Year ended December 31, 2013 compared with year ended December 31, 2012

Operating expenses included in corporate-level activity increased primarily due to a $1.5 million increase in personnel expenses mainly related to increased headcount to support operations.

Stock-based compensation decreased primarily due to $5.2 million in expense recognized in 2012 related to the modification of the Warrant and the vesting of non-employee stock options upon completion of the TaxACT acquisition, offset by expense of $0.5 million in 2013 related to stock options that vested upon completion of the Monoprice acquisition (for further detail on both items see “Note 11: Stock-Based Compensation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report) as well as higher expense in 2013 related to increased equity award activity, including the issuance of equity awards to Monoprice employees.

Depreciation increased due to depreciation expense on fixed assets attributable to Monoprice.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition and, to a lesser extent, amortization expense related to TaxACT intangibles due to the timing of the TaxACT acquisition.

Year ended December 31, 2012 compared with year ended December 31, 2011

Operating expenses included in corporate-level activity increased primarily due to a $1.4 million increase in personnel expenses mainly related to increased headcount to support operations and a combined increase of $0.9 million in professional service fees mainly related to the TaxACT acquisition, contractor fees to augment our staff, and public relations fees.

Stock-based compensation increased primarily due to expenses of $4.3 million and $0.9 million recorded in the first quarter of 2012 related to the modification of the Warrant and the vesting of non-employee stock options, respectively, upon completion of the TaxACT acquisition. Stock-based compensation of $1.9 million was recorded in 2011 related to the Warrant issuance. For further detail see “Note 11: Stock-Based Compensation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. The remaining difference is primarily due to stock-based compensation associated with grants to TaxACT employees subsequent to the acquisition.

Depreciation decreased primarily due to a decrease in depreciation associated with the data center.

Amortization of intangible assets increased primarily due to amortization expense of $18.4 million related to TaxACT intangibles acquired, offset by a $1.8 million decrease in amortization expense associated with our installed code base technology for Make The Web Better (which we acquired in 2010), which is amortized proportional to expected revenue.

OPERATING EXPENSES

Cost of Revenues

(In thousands, except percentages)	Years Ended December 31,
	2013	Change	2012	Change	2011
Services cost of revenue	$302,279	$36,334	$265,945	$110,983	$154,962
Product cost of revenue	38,181	38,181	—	—	—

Total cost of revenues	$340,460	$74,515	$265,945	$110,983	$154,962
Percentage of revenues	59%		65%		68%

We record the cost of revenues for services and products when the related revenue is recognized. Services cost of revenue consists of costs related to Search and Tax Preparation segments, which includes revenue sharing arrangements with our distribution partners, usage-based content fees, royalties, and bank product service fees. In addition, services cost of revenue includes costs associated with the operation of the data centers that serve our Search and Tax Preparation businesses, which include personnel expenses (including salaries, stock-based compensation, benefits, and other employee-related costs), depreciation, and amortization of intangibles. Product cost of revenue consists of costs related to our E-Commerce segment, which includes product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence.

Year ended December 31, 2013 compared with year ended December 31, 2012

Services cost of revenue increased primarily due to increased Search services cost of revenue of $35.7 million driven by the increase in revenue generated from distribution partners and the resulting revenue share to our distribution partners, $2.8 million increase in data center operations primarily due to the timing of the TaxACT acquisition and higher personnel expenses from increased headcount to support our online service offering, and, to a lesser extent, increased data center expenses related to the migration of the Search data center to the cloud in 2013. These increases were offset by a $2.4 million decrease in Tax Preparation services cost of revenue primarily related to decreased bank service fees on our bank card product and royalties.

Product cost of revenue represents costs related to Monoprice.

Year ended December 31, 2012 compared with year ended December 31, 2011

Services cost of revenue increased primarily due to increased Search services cost of revenue of $101.2 million driven by the increase in revenue generated from distribution partners and the resulting revenue share to our distribution partners, in addition to increases in Tax Preparation services cost of revenue of $3.2 million and data center operations of $2.5 million, related to the TaxACT acquisition. In addition, amortization expense increased $5.0 million of which $6.8 million related to TaxACT intangibles acquired, offset by a $1.8 million decrease in amortization expense associated with our installed code base technology for Make The Web Better which is amortized proportional to expected revenue. The above increases were offset by a $1.0 million decrease in depreciation expense related to the Search data center.

Engineering and Technology

(In thousands, except percentages)	Years ended December 31,
	2013	Change	2012	Change	2011
Engineering and technology	$11,682	$1,713	$9,969	$2,811	$7,158
Percentage of revenues	2%		3%		3%

Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs), as well as the cost of temporary help and contractors to augment our staffing, software support and maintenance, bandwidth and hosting, and professional service fees.

Year ended December 31, 2013 compared with year ended December 31, 2012

Engineering and technology expenses increased, of which $1.4 million was attributable to Monoprice, the majority of which was personnel-related.

Year ended December 31, 2012 compared with year ended December 31, 2011

Engineering and technology expenses increased primarily due to a $2.5 million increase in personnel expenses attributable to TaxACT.

Sales and Marketing

(In thousands, except percentages)	Years ended December 31,
	2013	Change	2012	Change	2011
Sales and marketing	$98,682	$53,038	$45,644	$24,134	$21,510
Percentage of revenues	17%		11%		9%

Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include television, radio, online display, text, and email channels), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel) relating to our purchasing, customer and technical support, receiving, inspection and warehouse functions, as well as the cost of temporary help and contractors, and credit card processing fees.

Year ended December 31, 2013 compared with year ended December 31, 2012

Sales and marketing expenses increased primarily due to a $44.3 million increase in marketing expenses, a $6.0 million increase in personnel expenses, and a $2.2 million increase in credit card processing fees. The increase in marketing expenses was driven by increased online marketing by our Search segment, the timing of the TaxACT acquisition further amplified by the fact that a relatively high percentage of tax season marketing occurs in January, a month that was included in 2013 results but not in 2012 results, and, to a lesser extent, the sales and marketing expense of Monoprice. Personnel expenses increased primarily due to Monoprice and, to a lesser extent, increased headcount in support of our Search and Tax Preparation businesses. Lastly, the increase in credit card processing fees was primarily attributable to Monoprice and, to a lesser extent, the timing of the TaxACT acquisition.

Year ended December 31, 2012 compared with year ended December 31, 2011

Sales and marketing expenses increased primarily due to a $17.5 million increase in marketing expenses, a $3.2 million increase in personnel expenses, and a $1.5 million increase in credit card processing fees, mainly attributable to TaxACT. In addition, personnel expenses increased $1.3 million primarily due to increased headcount as well as bonuses due to revenue generated by our distribution partners.

General and Administrative

(In thousands, except percentages)	Years ended December 31,
	2013	Change	2012	Change	2011
General and administrative	$29,847	$2,429	$27,418	$5,876	$21,542
Percentage of revenues	5%		7%		9%

General and administrative (“G&A”) expenses consist primarily of personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs), as well as the cost of temporary help and contractors to augment our staffing, professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, and taxes and insurance expenses.

Year ended December 31, 2013 compared with year ended December 31, 2012

G&A expenses increased primarily due to a $0.5 million increase in personnel expenses, consisting of a $2.9 million increase in salaries, benefits, and other employee-related costs attributable to increased corporate and TaxACT headcount in the current year to support operations as well as increased headcount with the Monoprice acquisition, offset by a $2.4 million net decrease in stock-based compensation. The $2.4 million net decrease in stock-based compensation included $5.2 million in expense recognized in 2012 related to the modification of the Warrant and the vesting of non-employee stock options upon completion of the TaxACT acquisition, offset by expense of $0.5 million in 2013 related to stock options that vested upon completion of the Monoprice acquisition (for further detail on both items see “Note 11: Stock-Based Compensation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report) as well as higher expense in 2013 related to increased equity award activity, including the issuance of equity awards to Monoprice employees. The remaining increase in G&A expenses related to non-personnel expenses attributable to Monoprice, increases in professional services, and, to a lesser extent, non-personnel expenses attributable to TaxACT due to the timing of the TaxACT acquisition.

Year ended December 31, 2012 compared with year ended December 31, 2011

G&A expenses increased primarily due to a $5.4 million increase in personnel expenses attributable to increased stock-based compensation of $3.3 million, consisting of $4.3 million and $0.9 million recorded in the first quarter of 2012 related to modification of the Warrant and the vesting of non-employee stock options, respectively, due to the TaxACT acquisition. Stock-based compensation of $1.9 million was recorded in 2011 related to the Warrant issuance. For further detail see “Note 11: Stock-Based Compensation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. The remaining increase in personnel expenses was primarily due to a $1.2 million increase in personnel costs related to the TaxACT acquisition and a $0.9 million increase in salaries and benefits due to an increase in headcount and bonus related expenses.

Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Years ended December 31,
	2013	Change	2012	Change	2011
Depreciation	$2,739	$620	$2,119	$(43)	$2,162
Amortization of intangible assets	16,121	4,502	11,619	11,619	—

Total depreciation and amortization of intangible assets	$18,860	$5,122	$13,738	$11,576	$2,162
Percentage of revenues	3%		3%		1%

Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenues. Amortization of definite-lived intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.

Year ended December 31, 2013 compared with year ended December 31, 2012

Depreciation increased due to depreciation expense on fixed assets attributable to Monoprice.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition and, to a lesser extent, amortization expense related to TaxACT intangibles due to the timing of the TaxACT acquisition.

Year ended December 31, 2012 compared with year ended December 31, 2011

Amortization of intangible assets increased due to the amortization of intangible assets acquired as part of the TaxACT acquisition.

Other Loss, Net

(In thousands)	Years ended December 31,
	2013	Change	2012	Change	2011
Interest income	$(300)	$(169)	$(131)	$238	$(369)
Interest expense	9,463	5,941	3,522	3,522	—
Amortization of debt issuance costs	1,108	288	820	820	—
Accretion of debt discounts	2,838	2,513	325	325	—
Loss on debt extinguishment and modification expense	1,593	1,593	—	—	—
Loss on derivative instrument	11,652	9,306	2,346	2,346	—
Impairment of equity investment in privately-held company	3,711	3,711	—	—	—
Increase (decrease) in fair value of earn-out contingent liability	(300)	(300)	—	(3,000)	3,000
Gain on contingency resolution	—	—	—	1,500	(1,500)
Other	(142)	63	(205)	(320)	115

Other loss, net	$29,623	$22,946	$6,677	$5,431	$1,246

Year ended December 31, 2013 compared with year ended December 31, 2012

The increases in interest expense, amortization of debt issuance costs, and accretion of debt discounts were primarily related to the Monoprice credit facility entered into on November 22, 2013 and the Convertible Senior Notes issued on March 15, 2013, offset by slight decreases in the same categories related to the TaxACT credit facilities.

Loss on debt extinguishment and modification expense was related to the refinancing of the TaxACT credit facility on more favorable terms.

On November 21, 2013, the Warrant was exercised to purchase 1.0 million shares of Blucora common stock. The increase in the fair value of the Warrant, driven primarily by an increase in the value of our common stock, during 2013 through the exercise date was $11.7 million, resulting in a loss on derivative instrument. Refer to “Note 5: Fair Value Measurements,” “Note 7: Derivative Instruments and Hedging Activities,” and “Note 11: Stock-Based Compensation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for more information.

In 2013, in connection with a review of our equity method investments for other-than-temporary impairment, we determined that our equity investment in a privately-held company had experienced an other-than-temporary decline in value, due to recurring losses from operations, significant personnel reductions, and a change in the underlying business model. Accordingly, we wrote down the $3.7 million carrying value of the investment to zero, resulting in a loss.

Year ended December 31, 2012 compared with year ended December 31, 2011

Interest expense, amortization of debt issuance costs, and accretion of debt discounts related to the 2012 credit facility entered into by TaxACT to finance the TaxACT acquisition. The loss on derivative instrument related to the increase in the fair value of the Warrant, which was classified as a derivative instrument subsequent to its modification triggered on the date of the TaxACT acquisition on January 31, 2012 (see “Note 11: Stock-Based Compensation” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report).

The financial performance of Make The Web Better, acquired on April 1, 2010, was greater than expected. As a result, the fair value of the related contingent consideration increased, and an additional charge of $3.0 million was recorded in 2011. Also in 2011, we recorded a gain of $1.5 million related to the resolution of a contingent liability.

Income Taxes

During 2013, we recorded an income tax expense on continuing operations of $20.4 million. Income tax differed from the taxes at the statutory rates primarily due to the non-deductible loss on the Warrant derivative (see “Note 10: Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report) and an increase in the valuation allowance against deferred tax assets that were capital in nature.

During 2012, we recorded an income tax expense on continuing operations of $15.0 million. Income tax differed from the taxes at the statutory rates primarily due to the non-deductible loss on the Warrant derivative and non-deductible stock-based compensation.

During 2011, we recorded an income tax benefit on continuing operations of $11.3 million. Income tax differed from the taxes at the statutory rates primarily due to a release of the valuation allowance against deferred tax assets not attributable to stock-based compensation.

At December 31, 2013, we had gross temporary differences representing future tax deductions of $709.2 million, primarily comprised of $643.3 million of net operating loss carryforwards, which represented deferred tax assets. We applied a valuation allowance against the net operating loss carryforwards and certain other deferred tax assets. If, in the future, we determine that the realization of any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or additional paid-in-capital, as appropriate.

Loss from Discontinued Operations and Loss on Sale of Discontinued Operations

On June 22, 2011, we sold our Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from that business are reflected as discontinued operations for all periods presented (in thousands):

Year ended December 31, 2011
Revenue from discontinued operations	$16,894

Loss from discontinued operations before taxes	$(3,506)
Income tax benefit	1,253

Loss from discontinued operations, net of taxes	$(2,253)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to Mercantila.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA:    We define Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the effects of discontinued operations (which includes loss from discontinued operations and loss on sale of discontinued operations, both net of taxes), income taxes, depreciation, amortization of intangible assets, stock-based compensation, and other loss, net (which primarily includes items such as interest income, interest expense, amortization of debt issuance costs, accretion of debt discount, losses on debt extinguishment and modification expense, gains or losses on derivative instrument, other-than-temporary impairment losses on equity investments, and adjustments to the fair values of contingent liabilities related to business combinations).

We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented below (in thousands):

	Years ended December 31,
	2013	2012	2011
Net income	$24,399	$22,526	$21,594
Discontinued operations	—	—	9,927
Depreciation and amortization of intangible assets	28,265	23,011	7,456
Stock-based compensation	11,527	13,223	7,688
Other loss, net	29,623	6,677	1,246
Income tax (benefit) expense	20,427	15,002	(11,288)

Adjusted EBITDA	$114,241	$80,439	$36,623

Year ended December 31, 2013 compared with year ended December 31, 2012

The increase in Adjusted EBITDA was due to increases in segment operating income of $20.3 million and $10.5 million related to our Search and Tax Preparation segments, respectively, driven by growth in the Search segment and the timing of the TaxACT acquisition, as well as segment operating income of $5.0 million for our E-Commerce segment which was new in 2013 due to the Monoprice acquisition. Offsetting the increases in segment operating income was a $1.5 million increase in corporate personnel expenses not allocated to the segments mainly related to increased headcount to support operations.

Year ended December 31, 2012 compared with year ended December 31, 2011

The increase in Adjusted EBITDA was due to an increase in segment operating income of $16.0 million related to our Search segment, driven by growth in that segment, as well as segment operating income of $30.1 million for our Tax Preparation segment which was new in 2012 due to the TaxACT acquisition. Offsetting the increases in segment operating income was a $1.4 million increase in corporate personnel expenses not allocated to the segments mainly related to increased headcount to support operations and a combined increase of $0.9 million in professional service fees mainly related to the TaxACT acquisition, contractor fees to augment our staff, and public relations expenses.

Non-GAAP net income:    We define non-GAAP net income differently for this report than we have defined it in the past, due to the refinance of the 2012 credit facility and impairment of equity investment in a privately-held company. For this report, we define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of discontinued operations (which includes loss from discontinued operations and loss on sale of discontinued operations, both net of taxes), stock-based compensation, amortization of acquired intangible assets, accretion of debt discount on the Convertible Senior Notes, loss on debt extinguishment and modification expense, gains or losses on derivative instrument, other-than-temporary impairment losses on equity investment, the related cash tax impact of those adjustments, and non-cash income taxes from continuing operations. Non-cash income tax expense represents a reduction to cash taxes payable associated with the utilization of deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire, if unutilized, between 2020 and 2024. Our new definition of non-GAAP net income does not impact presentation of this non-GAAP financial measure for prior periods.

We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and, therefore, our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented below (in thousands, except per share amounts):

	Years ended December 31,
	2013	2012	2011
Net income	$24,399	$22,526	$21,594
Discontinued operations	—	—	9,927

Income from continuing operations	24,399	22,526	31,521
Stock-based compensation	11,527	13,223	7,688
Amortization of acquired intangible assets	23,789	19,199	2,595
Accretion of debt discount on Convertible Senior Notes	2,674	—	—
Loss on derivative instrument	11,652	2,346	—
Impairment of equity investment in privately-held company	3,711	—	—
Loss on debt extinguishment and modification expense	1,593	—	—
Cash tax impact of adjustments to GAAP net income	(189)	(93)	(40)
Non-cash income tax (benefit) expense from continuing operations	18,538	13,559	(13,000)

Non-GAAP net income	$97,694	$70,760	$28,764

	Years ended December 31,
	2013	2012	2011
Income from continuing operations - diluted	$0.56	$0.54	$0.82
Stock-based compensation - diluted	0.26	0.32	0.19
Amortization of acquired intangible assets - diluted	0.55	0.46	0.07
Accretion of debt discount on Convertible Senior Notes - diluted	0.06	—	—
Loss on derivative instrument - diluted	0.27	0.06	—
Impairment of equity investment in privately-held company - diluted	0.09	—	—
Loss on debt extinguishment and modification expense - diluted	0.03	—	—
Cash tax impact of adjustments to GAAP net income - diluted	0.00	0.00	0.00
Non-cash income tax (benefit) expense from continuing operations - diluted	0.43	0.32	(0.34)

Non-GAAP net income per share - diluted	$2.25	$1.70	$0.74

Weighted average shares outstanding used in computing non-GAAP diluted net income per share and its components	43,480	41,672	38,621

Year ended December 31, 2013 compared with year ended December 31, 2012

The increase in non-GAAP net income was primarily due to a $20.3 million and $10.5 million increase in Search and Tax Preparation segment income, respectively, driven by growth in the Search segment and the timing of the TaxACT acquisition, as well as $5.0 million in segment operating income for our new E-Commerce segment due to the Monoprice acquisition. Offsetting the increases in segment operating income was an $8.7 million increase in interest expense and associated debt costs related to the Monoprice credit facility entered into in November 2013 and the Convertible Senior Notes issued in March 2013, partially offset by decreased interest expense and associated debt costs on TaxACT’s credit facilities, and a $1.5 million increase in corporate personnel expenses not allocated to the segments primarily related to increased headcount to support operations.

Year ended December 31, 2012 compared with year ended December 31, 2011

The increase in non-GAAP net income was primarily due to a $16.0 million and $30.1 million increase in Search and Tax Preparation segment income, respectively, driven by growth in the Search segment and the TaxACT acquisition. In addition, there was a decrease in data center asset depreciation of $1.0 million and a 2011 charge of $3.0 million related to the increase in the fair value of contingent consideration associated with the greater than expected financial performance of Make The Web Better. Offsetting the increases in segment operating income was a $4.6 million increase in interest expense and associated debt costs related to the TaxACT 2012 credit facility, a gain of $1.5 million related to the resolution of a contingent liability in 2011, a $1.4 million increase in corporate personnel expenses not allocated to the segments primarily related to increased headcount to support operations, and a $0.9 million combined increase in professional service fees mainly related to the TaxACT acquisition, contractor fees to augment our staff, and public relations expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of December 31, 2013, we had cash and marketable investments of $333.7 million, consisting of cash and cash equivalents of $130.2 million and available-for-sale short-term investments of $203.5 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, commercial paper, money market funds, municipal bonds, and time deposits. All of our financial instrument investments held at December 31, 2013 had minimal default risk and short-term maturities.

We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part I Item 1A of this report) under the heading “Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.”

Use of Cash

We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, in acquiring new businesses or assets, for repayment of debt, or for stock repurchases. Such businesses or assets may not be related to Search, Tax Preparation, or E-Commerce, and such acquisitions will result in further transaction-related costs. We currently are focused on the following areas: improving the search services and tax preparation services and products offered to our end users, maintaining our current search distribution partners and tax preparation customers, adding new search distribution partners and tax preparation customers, expanding our tax preparation product offerings, increasing the number of e-commerce orders through existing and new consumer and business customers, e-commerce product category expansion and diversification, e-commerce revenue expansion into new geographic areas, continuing to build our e-commerce brand recognition, and seeking opportunities to use our resources to acquire and integrate new businesses and assets. Within our Search, Tax Preparation, and E-Commerce businesses, engineering, operations, and product management personnel remain paramount to our ability to enhance our current technology, increase our distribution network and customer reach for the Search business, deliver high quality tax preparation services for the Tax Preparation business, and provide superior product value and customer service for the E-Commerce business. As a result, we expect to continue to invest in our workforce and research and development operations.

On August 22, 2013, we acquired Monoprice for $182.9 million in cash. The acquisition of Monoprice was funded from our available cash. On November 22, 2013, Monoprice entered into a $70.0 million credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of December 31, 2013. Monoprice initially borrowed $50.0 million under the credit facility, receiving net proceeds of approximately $49.3 million. For further detail, see “Note 8: Debt” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

On March 15, 2013, we issued $201.25 million principal amount of 4.25% Convertible Senior Notes (the “Notes”). The Notes are due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. The Notes bear interest at a rate of 4.25% per year, payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. As of May 2013, we are permitted to settle any conversion obligation under the Convertible Senior Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see “Note 8: Debt” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

On January 31, 2012, we acquired TaxACT for $287.5 million in cash. The TaxACT acquisition was funded from our cash reserves and from the net proceeds of borrowings under a $105.0 million credit facility. TaxACT initially borrowed $100.0 million under this credit facility, receiving net proceeds of approximately $96.7 million. During 2012, we repaid $25.5 million. In April 2013, we repaid an additional $10.0 million of the debt outstanding. On August 30, 2013, TaxACT refinanced its obligations under the original credit facility for the purpose of obtaining more favorable terms. The new credit facility consists of a $100.0 million revolving credit commitment that reduces to $90.0 million on August 30, 2014, to $80.0 million on August 30, 2015, and to $70.0 million on August 30, 2016. The final maturity date of the new credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The new credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement, as well as certain restrictions on TaxACT’s payments to the Company. We were in compliance with these covenants as of December 31, 2013. TaxACT borrowed approximately $71.4 million under the new credit facility, of which $65.4 million was used to pay off the previous credit facility and $6.0 million was an additional draw in October 2013. For further detail, see “Note 8: Debt” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Pursuant to a stock repurchase program approved by our board of directors, we may purchase up to $50.0 million of our common stock in open-market transactions through February 6, 2015. During the year ended December 31, 2013, we purchased 417,159 shares of our common stock in open market transactions at a total cost of $10.0 million. As of December 31, 2013, we may repurchase an additional $40.0 million of our common stock under our repurchase program. For further detail, see “Note 10: Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Contractual Obligations and Commitments

Our contractual obligations and commitments are as follows for years ending December 31 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease commitments	$2,687	$2,413	$1,894	$1,933	$1,783	$2,546	$13,256
Purchase commitments	646	437	92	62	—	—	1,237
Debt commitments	8,000	8,000	8,000	8,000	89,384	201,250	322,634
Interest on Convertible Senior Notes	8,553	8,553	8,553	8,553	8,553	4,277	47,042
Escrow for acquisition-related indemnifications	—	735	—	—	—	—	735

Total	$19,886	$20,138	$18,539	$18,548	$99,720	$208,073	$384,904

For further detail see “Note 9: Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.

Unrecognized Tax Benefits

The above table does not reflect unrecognized tax benefits of approximately $0.6 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see "Note 14: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Cash Flows

Our cash flows were comprised of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$95,056	$48,831	$25,263
Net cash used by investing activities	(303,693)	(165,073)	(115,473)
Net cash provided by financing activities	270,584	102,623	23,256
Net cash used by discontinued operations	—	—	(6,794)

Net increase (decrease) in cash and cash equivalents	$61,947	$(13,619)	$(73,748)

Net cash from operating activities:    Net cash from operating activities consists of net income, offset by certain non-cash adjustments, and changes in our working capital.

Net cash provided by operating activities was $95.1 million, $48.8 million, and $25.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The activity in 2013 included $48.3 million of net income (offset by non-cash adjustments) and a $46.7 million working capital contribution. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. The contribution from deferred revenue was attributable to TaxACT revenue arrangements. The amounts from accounts receivable and accounts payable reflected balances assumed in the Monoprice acquisition and higher Search distribution revenue and the resulting revenue share to our distribution partners.

The activity in 2012 included $30.3 million of net income (offset by non-cash adjustments) and an $18.5 million working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity. The contribution from deferred revenue was attributable mainly to TaxACT revenue arrangements. While amounts from accounts receivable and accounts payable were influenced by higher Search distribution revenue and the resulting revenue share to our distribution partners, these were offset by balances assumed in the TaxACT acquisition.

The activity in 2011 included $28.0 million of net income (offset by non-cash adjustments) and a working capital reduction of $2.7 million. The amounts from accounts receivable and accounts payable (net of accrued expenses) were influenced by higher Search distribution revenue and the resulting revenue share to our distribution partner.

Net cash from investing activities:    Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases, as well as proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.

Net cash used by investing activities was $303.7 million, $165.1 million, and $115.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The activity in 2013 primarily consisted of the acquisitions of Monoprice and Balance Financial for a combined $185.0 million (net of cash acquired of $2.8 million) and net cash outlays on our available-for-sale investments of $112.5 million. The activity in 2012 primarily consisted of the acquisition of TaxACT for $279.4 million (net of cash acquired of $8.1 million) offset by net cash inflows on our available-for-sale investments of $117.8 million. The activity in 2011 primarily consisted of net cash outlays on our available-for-sale investments of $113.4 million.

Net cash from financing activities:    Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.

Net cash provided by financing activities was $270.6 million, $102.6 million, and $23.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The activity for 2013 primarily consisted of $250.1 million in combined net proceeds from the Convertible Senior Notes, Monoprice credit facility, and TaxACT 2013 credit facility, $29.4 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $13.5 million in combined proceeds from the issuance of common stock related to stock option exercises, the employee stock purchase plan, and the Warrant exercise. These cash inflows were offset by a $10.0 million payment on the TaxACT 2012 credit facility and stock repurchases of $10.0 million.

The activity for 2012 primarily consisted of $96.7 million in net proceeds from the TaxACT 2012 credit facility, $23.0 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $9.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were offset by a $25.5 million payment on the TaxACT 2012 credit facility.

The activity for 2011primarily consisted of $24.4 million in combined proceeds from the issuance of common stock related to stock option exercises, the employee stock purchase plan, and a stock sale agreement (for further detail see Note 10: “Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report) and $1.3 million in excess tax benefits generated by stock-based award activity.

Net cash used by discontinued operations:    Net cash used by operating activities attributable to discontinued operations in 2011 was $6.8 million and was related to the sale of Mercantila to Zoo Stores, Inc. on June 22, 2011.

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

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies that involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Search services revenue recognition:    The majority of our revenues are generated from our web search services. The Search business does not generate its own search content for its web search services but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content, and those providers are referred to as “Search Customers”. We generate search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of our owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. Revenue is recognized in the period in which the services are provided (i.e., when a paid search occurs) and is based on the amounts earned by and ultimately remitted to us. This revenue is recorded in the Search segment.

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

Tax preparation revenue recognition:    We derive service revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, e-filing services, and other value-added services. This revenue is recorded in the Tax Preparation segment.

Our Tax Preparation segment revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. We recognize revenue from these services as the services are performed and the four revenue recognition criteria as described in “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report are met.

We recognize revenue from the sale of our packaged software when legal title transfers. This is generally when our customers download the software from the Web or when the software ships.

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the software and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon our determination of when collectability is probable.

For software and/or services that consist of multiple elements, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value if available, third-party evidence (“TPE”) of fair value if VSOE is not available, and estimated selling price (“ESP”) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element.

VSOE generally exists when we sell the deliverable separately. When VSOE cannot be established, we attempt to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell the software or service if it were sold on a stand-alone basis. We determine ESP for the software or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and recognize the allocated consideration for each element when we ship the software or perform the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

E-Commerce revenue recognition:    We derive product revenue from online sales of self-branded electronics and accessories to both consumers and businesses. We recognize product revenue from product sales when all four revenue recognition criteria, as outlined in “Note 2: Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report, have been met. Because we either (i) have a general practice of refunding customer losses for products damaged while in-transit despite selling terms indicating title transfers at the point of shipment or (ii) have FOB-destination shipping terms specifically set out in certain arrangements, delivery is deemed to have occurred at the point in time when the product is received by the customer. All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenues earned for the goods provided, and these amounts have been classified as “Product revenue”. Costs related to such shipping and handling billings are classified as “Product cost of revenue”.

We provide our customers with a thirty-day right of return. Return allowances, which reduce revenue, are estimated using historical experience.

Cost of revenues:    We record the cost of revenues for sales of products and services when the related revenue is recognized. “Services cost of revenue” consists of costs related to revenue sharing arrangements with our distribution partners, usage-based content fees, certain costs associated with the operation of our data centers that serve our Search and Tax Preparation businesses, including amortization of intangible assets, depreciation, personnel expenses (which include salaries, benefits, stock-based compensation, and other employee-related costs), bandwidth costs, bank service fees, and royalties. “Product cost of revenue” includes product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from our suppliers are included in inventory and recognized as product cost of revenue upon sale of products to customers.

Sales and marketing expenses:    Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include the following channels: television, radio, online display and text, and email), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing, which includes fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense and market research expense), personnel costs (which include salaries, benefits, other employee-related costs, and stock-based compensation) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment includes direct operating expenses (including personnel costs) relating to our purchasing, customer and technical support, receiving, inspection and warehouse functions, as well as the cost of temporary help and contractors, and credit card processing fees.

Stock-based compensation:    We measure stock-based compensation at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. We recognize stock-based compensation over the vesting period for each separately vesting portion of a share-based award as if they were individual share-based awards. We estimate forfeitures at the time of grant and revise those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Calculating stock-based compensation relies upon certain assumptions, including the expected term of the stock-based awards, expected stock price volatility, expected interest rate, number and types of stock-based awards, and the pre-vesting forfeiture rate. If we use different assumptions due to changes in our business or other factors, our stock-based compensation could vary materially in the future.

Income taxes:    We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including the recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. There is a wide range of possible judgments relating to the valuation of our deferred tax assets.

For additional information about the realization of our deferred tax assets and our valuation allowance, see “Note 14: Income Taxes” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. For additional information about our net operating loss carryforwards, see the Risk Factor “If there is a change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our NOLs may be severely limited or potentially eliminated” in Part I Item 1A of this report. For additional information about expectations of future taxable income, see the Risk Factor “Our financial results may fluctuate, which could cause our stock price to be volatile or decline” in Part I Item 1A of this report.

Supplier concentration risk:    A material part of Monoprice’s business is dependent on two vendors. During the period from August 22, 2013, the date of the acquisition, to December 31, 2013, these unrelated vendors accounted for $6.7 million or 19% of Monoprice’s inventory purchases and at December 31, 2013 accounted for $2.4 million or 20% of Monoprice’s related accounts payable.

Inventories: Inventories, consisting of merchandise available for sale in the E-Commerce business, are accounted for using the first-in-first-out (“FIFO”) method of accounting and are valued at the lower of cost or market. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

Business combinations and intangible assets including goodwill:    We account for business combinations using the acquisition method, and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for the installed code base technology which is amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and intangible assets:    We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change to indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The fair value of the reporting units is estimated using discounted cash flows. Forecasts of future cash flows are based on best estimates of future net sales and operating expenses.

Intangible assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.

Impairment losses are recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

In the dynamic search, tax preparation and e-commerce industries, there is significant uncertainty about the future. Unforeseen events such as market disruptions and deterioration of the macroeconomic environment, or internal challenges such as reorganizations, employee and management turnover, operational cash flows, and other trends that could have material negative impacts on our key assumptions in determining fair values, could lead to a decision to impair goodwill and/or intangible assets in future periods.

Equity method investments:    We currently hold equity securities and warrants to purchase equity securities in companies whose securities are not publicly traded. The equity method is used to account for investments in these companies, if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investees. We record our proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. See “Note 13: Other Loss, Net" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Debt issuance costs and debt discounts:    Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of our credit facilities.

Debt issuance costs related to the Convertible Senior Notes issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability component are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversion, if any. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to “Additional paid-in capital.”

Derivative instruments and hedging:    We recognize derivative instruments as either assets or liabilities at their fair value. We record changes in the fair value of the derivative instruments as gains or losses either in “Other loss, net” on the consolidated statements of comprehensive income or in “Accumulated other comprehensive loss” on the consolidated balance sheets.

Regarding hedging, the Company used a derivative financial instrument in the form of an interest rate swap agreement for the purpose of minimizing exposure to changes in interest rates, until the swap was terminated at break-even on September 10, 2013. The Company had no other swap agreements outstanding as of December 31, 2013. This swap agreement was accounted for as a cash flow hedge and changes in the fair value of the hedge instrument were included in “Other comprehensive income (loss).” The hedge was perfectly effective through termination, and no ineffectiveness was recorded to “Other loss, net” in the consolidated statements of comprehensive income.

Recent Accounting Pronouncements

See “Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2013. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in Part II Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands except per share data)
Revenues:
Services revenue	$115,696	$100,883	$92,870	$97,470	$165,338	$117,181	$109,491	$127,667
Product revenue, net	—	—	—	—	—	—	14,630	39,673

Total revenues	115,696	100,883	92,870	97,470	165,338	117,181	124,121	167,340
Operating expenses:
Cost of revenues:
Services cost of revenue	58,676	63,714	69,918	73,637	76,987	69,352	72,935	83,005
Product cost of revenue	—	—	—	—	—	—	10,622	27,559

Total cost of revenues	58,676	63,714	69,918	73,637	76,987	69,352	83,557	110,564
Engineering and technology	2,573	2,448	2,410	2,538	2,538	2,508	2,905	3,731
Sales and marketing	20,314	9,382	7,796	8,152	38,484	14,695	18,230	27,273
General and administrative	11,066	5,356	5,283	5,713	6,384	6,557	8,421	8,485
Depreciation	535	532	560	492	517	524	697	1,001
Amortization of intangible assets	2,113	3,168	3,169	3,169	3,169	3,168	4,184	5,600

Total operating expenses	95,277	84,600	89,136	93,701	128,079	96,804	117,994	156,654

Operating income	20,419	16,283	3,734	3,769	37,259	20,377	6,127	10,686
Other income (loss), net	(1,555)	(930)	(5,196)	1,004	(1,005)	(6,304)	(13,118)	(9,196)

Income (loss) before income taxes	18,864	15,353	(1,462)	4,773	36,254	14,073	(6,991)	1,490
Income tax benefit (expense)	(7,458)	(5,655)	(936)	(953)	(12,646)	(5,667)	510	(2,624)

Net income (loss)	$11,406	$9,698	$(2,398)	$3,820	$23,608	$8,406	$(6,481)	$(1,134)

Income (loss) per share:
Basic	$0.29	$0.24	$(0.06)	$0.09	$0.58	$0.20	$(0.16)	$(0.03)

Diluted	$0.28	$0.23	$(0.06)	$0.04	$0.53	$0.20	$(0.16)	$(0.03)

Weighted average shares outstanding:
Basic	39,692	40,116	40,511	40,789	40,911	41,050	41,088	41,566
Diluted	40,978	41,245	40,511	42,411	44,294	42,724	41,088	41,566

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues:
Services revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	88.2%	76.3%
Product revenue, net	—	—	—	—	—	—	11.8	23.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues:
Services cost of revenue	50.7	63.3	75.3	75.5	46.6	59.2	58.8	49.6
Product cost of revenue	—	—	—	—	—	—	8.5	16.5

Total cost of revenues	50.7	63.3	75.3	75.5	46.6	59.2	67.3	66.1
Engineering and technology	2.2	2.4	2.6	2.5	1.5	2.1	2.3	2.2
Sales and marketing	17.6	9.2	8.3	8.4	23.3	12.6	14.7	16.3
General and administrative	9.6	5.3	5.7	5.9	3.9	5.6	6.8	5.1
Depreciation	0.5	0.5	0.6	0.5	0.3	0.4	0.6	0.6
Amortization of intangible assets	1.8	3.1	3.4	3.3	1.9	2.7	3.4	3.3

Total operating expenses	82.4	83.8	95.9	96.1	77.5	82.6	95.1	93.6

Operating income	17.6	16.2	4.1	3.9	22.5	17.4	4.9	6.4
Other income (loss), net	(1.3)	(1.0)	(5.7)	1.0	(0.6)	(5.4)	(10.5)	(5.5)

Income (loss) before income taxes	16.3	15.2	(1.6)	4.9	21.9	12.0	(5.6)	0.9
Income tax benefit (expense)	(6.4)	(5.6)	(1.0)	(1.0)	(7.6)	(4.8)	0.4	(1.6)

Net income (loss)	9.9%	9.6%	(2.6)%	3.9%	14.3%	7.2%	(5.2)%	(0.7)%

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in the market values of our debt investments and interest rates.

Financial market risk:    We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. Our investment portfolio at December 31, 2013 included debt instruments issued by the U.S. federal government and its agencies, publicly-held corporations, municipalities, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S. federal government. As of December 31, 2013, we invested exclusively in debt instruments with minimal default risk and maturity dates of less than one year from the end of any of our quarterly accounting periods. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2013.

Interest rate risk:    As of December 31, 2013, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2013, our cash equivalent balances of $55.5 million were primarily held in commercial paper and taxable municipal bonds, and our short-term investment balances of $203.5 million were primarily held in U.S. government securities and taxable municipal bonds. We consider the interest rate risk for our cash equivalent and marketable fixed-income securities held at December 31, 2013 to be low. For further detail on our cash equivalent and short-term investment holdings, please see “Note 5: Fair Value Measurements” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

In addition, as of December 31, 2013, we have $121.4 million of debt outstanding under the Monoprice and TaxACT 2013 credit facilities, which carries a degree of interest rate risk. These debts have a floating portion of their interest rates tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Note 8: Debt” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. A hypothetical 100 basis point increase in LIBOR on December 31, 2013 would result in a $4.9 million increase in our interest expense until the scheduled maturity dates in 2018.

The following table provides information about our cash equivalent and marketable fixed-income securities as of December 31, 2013, including principal cash flows for 2014 and thereafter and the related weighted average interest rates. The change in fair values during 2013 was less than $0.1 million for our cash equivalent and marketable fixed-income securities and was recorded in other comprehensive income. Principal amounts and weighted average interest rates by expected year of maturity are as follows (in thousands, except percentages):

	2014		Thereafter		Total		Fair Value
U.S. government securities	$64,385	0.15%	—	—	$64,385	0.15%	$64,514
Commercial paper	32,500	0.14%	—	—	32,500	0.14%	32,495
Money market funds	9,391	0.00%	—	—	9,391	0.00%	9,391
Time deposits	10,374	0.33%	—	—	10,374	0.33%	10,379
Taxable municipal bonds	139,875	0.32%	—	—	139,875	0.32%	142,205

Cash equivalents and marketable fixed-income securities	$256,525		—		$256,525		$258,984

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Blucora, Inc.

We have audited the accompanying consolidated balance sheets of Blucora, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blucora, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blucora, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blucora, Inc.

Bellevue, Washington

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity, and cash flows of Blucora, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Blucora, Inc. and its subsidiaries’ operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

March 9, 2012 (March 7, 2013 as to the 2011

amounts in Note 12)

BLUCORA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$130,225	$68,278
Short-term investments, available-for-sale	203,480	94,010
Accounts receivable, net of allowance of $62 and $10	48,081	34,932
Other receivables	8,292	3,942
Inventories	28,826	—
Prepaid expenses and other current assets, net	9,774	10,911

Total current assets	428,678	212,073
Property and equipment, net	16,108	7,533
Goodwill	348,957	230,290
Other intangible assets, net	178,064	132,815
Other long-term assets	6,223	2,582

Total assets	$978,030	$585,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,268	$37,687
Accrued expenses and other current liabilities	31,109	13,280
Deferred revenue	7,510	3,157
Short-term portion of long-term debt, net	7,903	4,590
Convertible senior notes, net	181,583	—
Derivative instruments	—	8,974

Total current liabilities	289,373	67,688
Long-term liabilities:
Long-term debt, net	113,193	69,278
Deferred tax liability, net	56,861	29,333
Deferred revenue	1,814	1,319
Other long-term liabilities	2,719	2,225

Total long-term liabilities	174,587	102,155

Total liabilities	463,960	169,843
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $.0001—authorized, 900,000 shares; issued and outstanding, 42,083 and 40,832 shares	4	4
Additional paid-in capital	1,466,043	1,392,098
Accumulated deficit	(951,977)	(976,376)
Accumulated other comprehensive loss	—	(276)

Total stockholders’ equity	514,070	415,450

Total liabilities and stockholders’ equity	$978,030	$585,293

See notes to consolidated financial statements.

BLUCORA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenues:
Services revenue	$519,677	$406,919	$228,813
Product revenue, net	54,303	—	—

Total revenues	573,980	406,919	228,813
Operating expenses:
Cost of revenues:
Services cost of revenue	302,279	265,945	154,962
Product cost of revenue	38,181	—	—

Total cost of revenues	340,460	265,945	154,962
Engineering and technology	11,682	9,969	7,158
Sales and marketing	98,682	45,644	21,510
General and administrative	29,847	27,418	21,542
Depreciation	2,739	2,119	2,162
Amortization of intangible assets	16,121	11,619	—

Total operating expenses	499,531	362,714	207,334

Operating income	74,449	44,205	21,479
Other loss, net	(29,623)	(6,677)	(1,246)

Income from continuing operations before income taxes	44,826	37,528	20,233
Income tax benefit (expense)	(20,427)	(15,002)	11,288

Income from continuing operations	24,399	22,526	31,521
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	(2,253)
Loss on sale of discontinued operations, net of taxes	—	—	(7,674)

Net income	$24,399	$22,526	$21,594

Income per share—Basic:
Income from continuing operations	$0.59	$0.56	$0.83
Loss from discontinued operations	—	—	(0.06)
Loss on sale of discontinued operations	—	—	(0.20)

Basic net income per share	$0.59	$0.56	$0.57

Weighted average shares outstanding used in computing basic income per share	41,201	40,279	37,954
Income per share—Diluted:
Income from continuing operations	$0.56	$0.54	$0.82
Loss from discontinued operations	—	—	(0.06)
Loss on sale of discontinued operations	—	—	(0.20)

Diluted net income per share	$0.56	$0.54	$0.56

Weighted average shares outstanding used in computing diluted income per share	43,480	41,672	38,621
Other comprehensive income:
Net income	$24,399	$22,526	$21,594
Unrealized gain (loss) on available-for-sale investments	11	(16)	34
Unrealized gain (loss) on derivative instrument	266	(266)	—
Reclassification adjustment for realized gains on available-for-sale investments included in net income	(1)	(26)	—

Other comprehensive income (loss)	276	(308)	34

Comprehensive income	$24,675	$22,218	$21,628

See notes to consolidated financial statements.

BLUCORA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive income
	Shares	Amount				Total
Balance, December 31, 2010	36,089	$4	$1,322,265	$(1,020,496)	$(2)	$301,771
Common stock issued for stock options and restricted stock units	2,627	—	17,121	—	—	17,121
Common stock issued for employee stock purchase plan	54	—	377	—	—	377
Sale of common stock	764	—	7,000	—	—	7,000
Other comprehensive income	—	—	—	—	34	34
Tax effect of equity compensation	—	—	1,260	—	—	1,260
Stock-based compensation	—	—	7,734	—	—	7,734
Taxes paid on stock issued for equity awards	—	—	(1,786)	—	—	(1,786)
Net income	—	—	—	21,594	—	21,594

Balance, December 31, 2011	39,534	4	1,353,971	(998,902)	32	355,105
Common stock issued for stock options and restricted stock units	1,236	—	9,025	—	—	9,025
Common stock issued for employee stock purchase plan	62	—	601	—	—	601
Other comprehensive loss	—	—	—	—	(308)	(308)
Tax effect of equity compensation	—	—	22,693	—	—	22,693
Stock-based compensation	—	—	13,344	—	—	13,344
Taxes paid on stock issued for equity awards	—	—	(1,318)	—	—	(1,318)
Reclassification of equity award to liability award	—	—	(6,218)	—		(6,218)
Net income	—	—	—	22,526	—	22,526

Balance, December 31, 2012	40,832	4	1,392,098	(976,376)	(276)	415,450
Common stock issued for stock options and restricted stock units	584	—	2,841	—	—	2,841
Common stock issued for employee stock purchase plan	85	—	1,065	—	—	1,065
Common stock issued upon Warrant exercise	1,000	—	9,620	—	—	9,620
Stock repurchases	(418)	—	(10,006)	—	—	(10,006)
Convertible senior notes, net of issuance costs of $714 and tax effect of $7,785	—	—	13,842	—	—	13,842
Settlement of derivative instrument (Warrant)	—	—	20,217	—	—	20,217
Other comprehensive income	—	—	—	—	276	276
Tax effect of equity compensation	—	—	27,224	—	—	27,224
Stock-based compensation	—	—	11,642	—	—	11,642
Taxes paid on stock issued for equity awards	—	—	(2,500)	—	—	(2,500)
Net income	—	—	—	24,399	—	24,399

Balance, December 31, 2013	42,083	$4	$1,466,043	$(951,977)	$—	$514,070

See notes to consolidated financial statements.

BLUCORA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$24,399	$22,526	$21,594
Loss from discontinued operations	—	—	2,253
Loss on sale of discontinued operations	—	—	7,674

Income from continuing operations	24,399	22,526	31,521
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Stock-based compensation	11,527	8,937	5,756
Warrant-related stock-based compensation	—	4,286	1,932
Depreciation and amortization of intangible assets	28,265	23,011	7,456
Excess tax benefits from stock-based award activity	(29,400)	(23,041)	(1,260)
Deferred income taxes	(10,849)	(8,738)	(18,870)
Earn-out contingent liability adjustments	(300)	—	3,000
Gain on resolution of contingent liability	—	—	(1,500)
Amortization of premium or accretion of discount on investments, net	3,007	(194)	(89)
Impairment loss on equity investment in privately-held company	3,711	—	—
Amortization of debt issuance costs	1,108	820	—
Accretion of debt discounts	2,838	325	—
Loss on debt extinguishment and modification expense	1,593	—	—
Loss on derivative instrument	11,652	2,346	—
Other	767	31	18
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(9,911)	(597)	(5,734)
Other receivables	1,741	(665)	643
Inventories	(1,349)	—	—
Prepaid expenses and other current assets	2,511	(5,862)	284
Other long-term assets	256	1,981	(258)
Accounts payable	12,275	(1,600)	26,253
Deferred revenue	3,527	4,170	(83)
Accrued expenses and other current and long-term liabilities	37,688	21,095	(23,806)

Net cash provided by operating activities	95,056	48,831	25,263
Investing Activities:
Business acquisitions, net of cash acquired	(184,982)	(279,386)	—
Equity investment in privately-held company	(4,000)	—	—
Purchases of property and equipment	(4,747)	(3,752)	(2,679)
Change in restricted cash	2,491	252	649
Proceeds from sales of investments	25,812	203,493	63,166
Proceeds from maturities of investments	213,616	36,753	160,161
Purchases of investments	(351,883)	(122,433)	(336,770)

Net cash used by investing activities	(303,693)	(165,073)	(115,473)
Financing Activities:
Proceeds from issuance of convertible notes, net of debt issuance costs of $6,432	194,818	—	—
Proceeds from credit facilities, net of debt issuance costs and debt discount of $406 and $300 in 2013 and $2,343 and $953 in 2012	55,294	96,704	—
Debt issuance costs on credit facility	(28)	—	—
Repayment of debt	(10,000)	(25,504)	—
Stock repurchases	(10,006)	—	—
Excess tax benefits from stock-based award activity	29,400	23,041	1,260
Proceeds from stock option exercises	2,826	9,099	17,049
Proceeds from issuance of stock through employee stock purchase plan	1,065	601	377
Proceeds from issuance of stock upon warrant exercise	9,620	—	—
Proceeds from sale of common stock	—	—	7,000
Repayment of capital lease obligation	—	—	(221)
Tax payments from shares withheld upon vesting of restricted stock units	(2,405)	(1,318)	(1,786)
Earn-out payments for business acquisitions	—	—	(423)

Net cash provided by financing activities	270,584	102,623	23,256
Discontinued operations:
Net cash used by operating activities of discontinued operations	—	—	(6,156)
Net cash used by investing activities of discontinued operations	—	—	(638)

Net cash used by discontinued operations	—	—	(6,794)

Net increase (decrease) in cash and cash equivalents	61,947	(13,619)	(73,748)
Cash and cash equivalents, beginning of period	68,278	81,897	155,645

Cash and cash equivalents, end of period	$130,225	$68,278	$81,897

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$1,006	$841	$—
Supplemental disclosure of non-cash financing activities:
Contingent earn-out consideration from acquisition	$300	$—	$(3,000)
Cash paid for:
Income taxes for continuing operations	$944	$3,071	$809
Interest for continuing operations	$7,138	$3,527	$48

See notes to consolidated financial statements.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012, and 2011

Note 1:    The Company and Basis of Presentation

Description of the business:    Blucora, Inc. (the “Company” or “Blucora”) operates three primary businesses: an internet search business, an online tax preparation business, and an e-commerce business. The Company’s Search business, InfoSpace, provides search services to distribution partners’ web properties as well as to the Company’s owned and operated properties. The Tax Preparation business consists of the operations of TaxACT, Inc. (“TaxACT”), which the Company acquired on January 31, 2012, and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which the Company acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses.

On August 22, 2013, the Company acquired Monoprice pursuant to the terms of the Stock Purchase Agreement dated as of July 31, 2013. As a result of the acquisition, the Company owns 100% of Monoprice. Monoprice generates revenue primarily through its website, www.monoprice.com.

On January 31, 2012, the Company acquired TaxACT. As a result of the acquisition, the Company owns 100% of TaxACT. TaxACT generates revenue primarily through its online service at www.taxact.com. Further, on October 4, 2013, TaxACT acquired all of the equity of Balance Financial, Inc. (“Balance Financial”), a provider of web and mobile-based financial management software through its website www.balancefinancial.com.

Segments:    The Company has three reporting segments: Search, Tax Preparation, and E-Commerce. The Search segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Search” to represent search services, the term “Tax Preparation” to represent services and products sold through the TaxACT business, and the term “E-Commerce” to represent products sold through the Monoprice business (see “Note 12: Segment Information”).

Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassification:    As a result of the Monoprice acquisition in August 2013, the Company reclassified credit card fees previously reported in “Services cost of revenue” to “Sales and marketing” for the year ended December 31, 2012 to conform with the 2013 presentation. The comparable amount in 2011 was not material and, as a result, was not reclassified. The Company assessed the related materiality of the reclassification and concluded that it was immaterial to any of its previously issued financial statements. The reclassification had no effect on reported revenues, operating income, or cash flows for the periods presented.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, valuation of investments, valuation of the Warrant and interest rate swap derivatives, revenue recognition, the estimated allowance for sales returns and doubtful accounts, the estimated allowance for obsolete, slow moving, and nonsalable inventory, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Seasonality:    Blucora’s Tax Preparation segment is highly seasonal, with the significant majority of its revenue earned in the first four months of the Company’s fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels. Revenue from the E-Commerce segment also is seasonal, with revenues historically being the lowest in the second quarter, a period that does not include consumer back-to-school or holiday-related spending.

Note 2:    Summary of Significant Accounting Policies

Cash equivalents:    The Company considers all highly liquid debt instruments with an original maturity of ninety days or less at date of acquisition to be cash equivalents, which are carried at fair value.

Short-term investments:    The Company principally invests its available cash in investment-grade income securities, AAA-rated money market funds, and insured time deposits with commercial banks. Such investments are included in “Cash and cash equivalents” and “Short-term investments, available for sale,” on the consolidated balance sheets, and reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive loss" on the consolidated balance sheets.

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

Inventories:    Inventories, consisting of merchandise available for sale in the E-Commerce business, are accounted for using the first-in-first-out (“FIFO”) method of accounting and are valued at the lower of cost or market and include the related inbound shipping and handling costs. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

Property and equipment:    Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	3 years
Office equipment	7 years
Office furniture	7 years
Heavy equipment	10 years
Leasehold improvements	Shorter of lease term or economic life

The Company capitalizes certain internal-use software development costs, consisting primarily of employee salaries and benefits allocated on a project or product basis. The Company capitalized $1.2 million, $1.0 million, and $1.2 million of internal-use software costs in the years ended December 31, 2013, 2012, and 2011, respectively.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Business combinations and intangible assets including goodwill:    The Company accounts for business combinations using the acquisition method, and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for the installed code base technology which is amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and intangible assets:    The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change to indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The fair value of the reporting units is estimated using discounted cash flows. Forecasts of future cash flows are based on best estimates of future net sales and operating expenses.

The Company conducts its annual goodwill impairment test as of November 30 of each year and has determined there to be no goodwill impairment for any of the periods presented. There were no triggering events identified from the date of our assessment through December 31, 2013 that would require an update to our annual impairment test. See “Note 4: Goodwill and Other Intangible Assets.”

Intangible assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Indefinite-lived intangible assets are reviewed for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.

Impairment losses are recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

Equity method investments:    The Company currently holds equity securities and warrants to purchase equity securities, for business and strategic purposes, in companies whose securities are not publicly traded. The equity method is used to account for investments in these companies, if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investees. The Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced a decline in value (see “Note 13: Other Loss, Net”). The Company’s equity investments were carried at a fair value of $0 at December 31, 2013 and 2012.

Debt issuance costs and debt discounts:    Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of the Company’s credit facilities (see “Note 8: Debt”).

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Debt issuance costs related to the Company’s Convertible Senior Notes (the “Notes”) issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability component are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversion, if any. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to “Additional paid-in capital” (See “Note 8: Debt”).

Derivative instruments and hedging:    The Company recognizes derivative instruments as either assets or liabilities at their fair value. The Company records changes in the fair value of the derivative instruments as gains or losses either in “Other loss, net” on the consolidated statements of comprehensive income or in “Accumulated other comprehensive loss” on the consolidated balance sheets.

Regarding hedging, the Company used a derivative financial instrument in the form of an interest rate swap agreement for the purpose of minimizing exposure to changes in interest rates, until the swap was terminated at break-even on September 10, 2013. The Company had no other swap agreements outstanding at December 31, 2013. This swap agreement was accounted for as a cash flow hedge, and changes in the fair value of the hedge instrument were included in “Other comprehensive income (loss).” The hedge was perfectly effective through termination, and no ineffectiveness was recorded to “Other loss, net” in the consolidated statements of comprehensive income.

Fair value of financial instruments:    The Company measures its cash equivalents, available-for-sale investments, and derivative instruments at fair value. The Company considers the carrying values of accounts receivable, other receivables, inventory, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Cash equivalents and available-for-sale investments are classified within Level 2 of the fair value hierarchy, because the Company values its cash equivalents and available-for-sale investments utilizing market observable inputs. The Company classified its interest rate swap derivative within Level 2 as the valuation inputs were based on quoted prices and market observable data of similar instruments. As more fully discussed in “Note 8: Debt,” the interest rate swap was terminated at break-even on September 10, 2013. The Company classified the Warrant derivative within Level 3, because it was valued using the Black-Scholes-Merton valuation model, which has significant unobservable inputs related to historical stock price volatility. This unobservable input reflected the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation required significant judgment. As more fully discussed in “Note 10: Stockholders’ Equity,” the Warrant was exercised in November 2013.

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

The Company evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the service or product, or on a net basis, which is the customer payment less amounts the Company pays to suppliers. In making that evaluation, the Company considers indicators such as whether the Company is the primary obligor in the arrangement and assumes the risks and rewards as a principal in the

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

customer transaction, including the credit risk, and whether the Company can set the sales price and select suppliers. GAAP clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

Search services revenue recognition:    The majority of the Company’s revenues are generated from its web search services. The Search business does not generate its own search content for its web search services but instead aggregates search content from a number of content providers. Some of these content providers, such as Google and Yahoo!, pay us to distribute their content, and those providers are referred to as “Search Customers”. The Company generates search services revenue when an end user of such services clicks on a paid search link provided by a Search Customer and displayed on a distribution partners’ web property or on one of the Company’s owned and operated web properties. The Search Customer that provided the paid search link receives a fee from the advertiser who paid for the click and the Search Customer pays the Company a portion of that fee. Revenue is recognized in the period in which the services are provided (i.e., when a paid search occurs) and is based on the amounts earned by and ultimately remitted to the Company. This revenue is recorded in the Search segment.

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

Tax preparation revenue recognition:    The Company derives service revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, bank or reloadable pre-paid debit card services, e-filing services, and other value-added services. This revenue is recorded in the Tax Preparation segment.

The Company’s Tax Preparation segment revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. The Company recognizes revenue from these services as the services are performed and the four revenue recognition criteria described above are met.

The Company recognizes revenue from the sale of its packaged software when legal title transfers. This is generally when its customers download the software from the Web or when the software ships.

The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the software and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon the Company’s determination of when collectability is probable.

For software and/or services that consist of multiple elements, the Company must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific objective evidence (“VSOE”) of fair value if available, third-party evidence

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

(“TPE”) of fair value if VSOE is not available, and estimated selling price (“ESP”) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. Once the Company has allocated the total price among the various elements, it recognizes revenue when the revenue recognition criteria described above are met for each element.

VSOE generally exists when the Company sells the deliverable separately. When VSOE cannot be established, the Company attempts to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company is unable to establish selling price using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. ESP is the estimated price at which the Company would sell the software or service if it were sold on a stand-alone basis. The Company determines ESP for the software or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives.

In some situations, the Company receives advance payments from its customers. The Company defers revenue associated with these advance payments and recognizes the allocated consideration for each element when the Company ships the software or performs the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

E-Commerce revenue recognition:    The Company derives product revenue from online sales of self-branded electronics and accessories to both consumers and businesses. The Company recognizes product revenue from product sales when all four revenue recognition criteria, as outlined above, have been met. Because the Company either (i) has a general practice of refunding customer losses for products damaged while in-transit despite selling terms indicating title transfers at the point of shipment or (ii) has FOB-destination shipping terms specifically set out in certain arrangements, delivery is deemed to have occurred at the point in time when the product is received by the customer. All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as “Product revenue”. Costs related to such shipping and handling billings are classified as “Product cost of revenue”.

The Company provides its customers with a thirty-day right of return. Return allowances, which reduce revenue, are estimated using historical experience.

Cost of revenues:    The Company records the cost of revenues for sales of products and services when the related revenue is recognized. “Services cost of revenue” consists of costs related to revenue sharing arrangements with our distribution partners, usage-based content fees, certain costs associated with the operation of our data centers that serve the Company’s Search and Tax Preparation businesses, including amortization of intangible assets, depreciation, personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs), bandwidth costs, bank service fees, and royalties. “Product cost of revenue” includes product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from the Company’s suppliers are included in inventory and recognized as product cost of revenue upon sale of products to customers.

Engineering and technology expenses:    Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, including personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs), software support and maintenance, and professional service fees. Research and development expenses were $7.3 million in 2013, $6.1 million in 2012, and $4.1 million in 2011.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Sales and marketing expenses:    Sales and marketing expenses consist principally of marketing expenses associated with the Company’s TaxACT and Monoprice websites (which include the following channels: television, radio, online display and text, and email), the Company’s owned and operated web search properties (which consist of traffic acquisition, including the Company’s online marketing, which includes fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense and market research expense), personnel costs (which include salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with the Company’s E-Commerce business. Fulfillment includes direct operating expenses (including personnel costs) relating to the Company’s purchasing, customer and technical support, receiving, inspection and warehouse functions, as well as the cost of temporary help and contractors, and credit card processing fees.

Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $75.9 million, $31.8 million, and $14.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Prepaid advertising costs were $0.8 million and $2.5 million at December 31, 2013 and 2012, respectively.

General and administrative expenses:    General and administrative expenses consist primarily of personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs), professional service fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, taxes, and insurance expenses.

Stock-based compensation:    The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. The Company recognizes stock-based compensation over the vesting period for each separately vesting portion of a share-based award as if they were individual share-based awards. The Company estimates forfeitures at the time of grant and revises those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee benefit plan:    The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. Pursuant to a continuing resolution, in 2013, 2012, and 2011, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2013, 2012, and 2011, the Company contributed $0.6 million, $0.4 million, and $0.3 million, respectively, for employees.

Leases:    The Company leases office space and computer equipment used in its data centers. These leases are classified as either capital leases or operating leases, as appropriate. For the year ended December 31, 2011, $0.2 million of amortization for assets acquired under capital leases, which terminated in 2011, was included in depreciation expense.

Income taxes:    The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

many factors when assessing the likelihood of future realization of the deferred tax assets, including the recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. There is a wide range of possible judgments relating to the valuation of the Company's deferred tax assets.

Loss from discontinued operations and loss on sale of discontinued operations:    On June 22, 2011, the Company sold its Mercantila e-commerce business to Zoo Stores, Inc. The results of operations from that business are reflected as discontinued operations for all periods presented (in thousands):

Year ended December 31, 2011
Revenue from discontinued operations	$16,894

Loss from discontinued operations before taxes	$(3,506)
Income tax benefit	1,253

Loss from discontinued operations, net of taxes	$(2,253)

Loss on sale of discontinued operations, net of an income tax benefit of $5,092	$(7,674)

Loss from discontinued operations includes previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the e-commerce business.

Other comprehensive income:    Comprehensive income includes net income plus items that are recorded directly to stockholders’ equity, including the net change in unrealized gains and losses on cash equivalents, short-term and long-term investments, and certain derivative instruments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of net income in the period realized. Amounts reclassified out of other comprehensive income into net income were determined on the basis of specific identification.

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

Supplier concentration risk:    A material part of Monoprice’s business is dependent on two vendors. These unrelated vendors accounted for $6.7 million, or 19%, of Monoprice’s inventory purchases during the period from August 22, 2013, the acquisition date, to December 31, 2013 and $2.4 million, or 20%, of Monoprice’s related accounts payable at December 31, 2013.

Revenue concentration:    The Company derives a significant portion of its revenues from two Search Customers. Revenues from the top two Search Customers represented 74%, 84%, and 99% of revenues in each of

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, 2012, and 2011, two Search Customers accounted for more than 90% of the Company’s accounts receivable balance.

Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years ended December 31,
	2013	2012	2011
United States	$558,601	$402,656	$226,229
International	15,379	4,263	2,584

Total	$573,980	$406,919	$228,813

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

In February 2013, the FASB issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This update required that significant reclassifications out of accumulated other comprehensive income and their corresponding effect on net income be reported and, in some cases, cross-referenced to related footnote disclosures. The Company adopted this guidance in the first quarter of 2013, and the adoption of these disclosure requirements did not have a material impact on its consolidated financial statements.

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

Note 3:    Business Combinations

Presented below is information regarding the Company’s business combinations during the years ended December 31, 2013, 2012, and 2011, including information about the purchase price accounting from these transactions.

Balance Financial:    On October 4, 2013, TaxACT acquired all of the equity of Balance Financial, a provider of web and mobile-based financial management software, for $4.9 million in cash which includes a $0.7 million escrow amount recorded in “Other long-term liabilities” for indemnifications related to general representations and warranties. The escrow period expires on June 3, 2015, at which time the amount, net of any losses, will be released. The acquisition of the Balance Financial business is strategic to TaxACT and was funded from the revolving credit loan under the TaxACT 2013 credit facility. See “Note 8: Debt” for further discussion of the TaxACT 2013 credit facility. The identifiable net assets acquired amounted to $1.0 million, consisting primarily of deferred tax assets, and intangible assets acquired amounted to $0.8 million, consisting primarily of internally-developed software and customer relationships both of which have finite lives. Goodwill amounted to

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

$3.1 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.

Monoprice:    On August 22, 2013, the Company acquired all of the outstanding stock of Monoprice, an online provider of self-branded electronics and accessories for both consumers and businesses (see “Note 1: The Company and Basis of Presentation”). The Company paid $182.9 million, which was funded from available cash, after a $0.4 million working capital adjustment in the fourth quarter of 2013. The acquisition was intended to diversify the Company’s business model and expand its operations.

Preliminary valuations are as follows (in thousands):

Fair Value
Tangible assets acquired	$49,714
Liabilities assumed	(23,623)

Identifiable net assets acquired	$26,091

Fair value adjustments to intangible assets:
Customer relationships	$30,900
Trade name	38,000

Fair value of intangible assets acquired	$68,900

Purchase price:
Cash paid	$182,909
Less identifiable net assets acquired	(26,091)
Plus deferred tax liability related to intangible assets	27,683
Less fair value of intangible assets acquired	(68,900)

Excess of purchase price over net assets acquired, allocated to goodwill	$115,601

The preliminary fair value determinations for assets acquired and liabilities assumed for this acquisition were based upon a preliminary valuation. Certain of our estimates and assumptions are subject to change as we obtain additional information for our estimates in future periods. The primary areas of the acquisition accounting that are not yet finalized relate to income and non-income based taxes, indemnification assets, and residual goodwill.

The Company incurred acquisition costs of $0.7 million in 2013, which were recognized in “General and administrative expense.” The Company did not assume any equity awards or plans from Monoprice. Following the completion of the acquisition, the Company issued 27,152 options and 126,259 restricted stock units (“RSUs”), which are at levels consistent with other awards to Blucora subsidiary employees, and 243,750 performance-based RSUs to Monoprice’s employees (see “Note 11: Stock-Based Compensation”). In addition, the sellers of Monoprice are entitled to federal and state tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement (see “Note 6: Balance Sheet Components”).

The Company’s estimates of the economic lives of the acquired assets are two years for the business-to-consumer customer relationships, seven years for the business-to-business customer relationships, approximately six years for the personal property assets, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the ability to attract new customers and develop new technologies post-acquisition, which do not qualify for separate recognition. The Company does not expect that any of the goodwill arising from the Monoprice acquisition will be deductible for income tax purposes.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

The gross contractual amount of trade accounts receivable acquired was $3.2 million, which the Company has substantially collected. The Company recorded deferred revenue at a fair value of $1.3 million as of the acquisition date. Prior to the acquisition, Monoprice had recorded deferred revenue at $2.0 million.

For the period from the acquisition date to December 31, 2013, the Company’s total revenues included $54.3 million in revenue and a $5.0 million operating income contribution from the Monoprice business.

Pro Forma Financial Information of Monoprice Acquisition (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and Monoprice on a pro forma basis, for the period in which the acquisition occurred and the prior reporting period as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma condensed combined statement of operations for the year ended December 31, 2013 combines the historical results of operations of the Company and Monoprice for the year ended December 31, 2013 with the results of Monoprice for the period from January 1, 2013 to the acquisition date. The following amounts are in thousands:

	Years ended December 31,
	2013	2012
Revenues	$663,900	$525,027
Net income (loss)	$25,637	$22,874

TaxACT:    On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT, which operates the TaxACT tax preparation online service and software business (see “Note 1: The Company and Basis of Presentation”). The Company paid $287.5 million in cash, less certain transaction expenses. The TaxACT acquisition was funded from the Company's cash reserves and from the TaxACT 2012 credit facility, of which $100.0 million was drawn at the transaction's close. See “Note 8: Debt” for further discussion of the TaxACT 2012 credit facility. The acquisition was intended to diversify the Company's business model and expand its operations.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Final valuations are as follows (in thousands):

Fair Value
Tangible assets acquired	$22,465
Liabilities assumed	(17,759)

Identifiable net assets acquired	$4,706

Fair value adjustments to intangible assets:
Customer relationships	$101,400
Proprietary technology	29,800
Trade name	19,499

Fair value of intangible assets acquired	$150,699

Purchase price:
Cash paid	$287,500
Less identifiable net assets acquired	(4,706)
Plus deferred tax liability related to intangible assets	53,380
Less fair value of intangible assets acquired	(150,699)

Excess of purchase price over net assets acquired, allocated to goodwill	$185,475

The Company recorded acquisition costs of $1.1 million in 2012 and $0.3 million in 2011, which were recognized in “General and administrative expense.” The Company incurred $2.3 million of debt origination costs related to the credit facility used to fund the acquisition, a portion of which was recorded as loss on debt extinguishment and modification expense in “Other loss, net” and the remainder of which is being amortized to interest expense over the term of the credit facility. The Company did not assume any equity awards or plans from TaxACT. Following the completion of the acquisition, the Company issued 380,000 options and 167,000 RSUs to TaxACT’s employees as an incentive for future services and at levels consistent with other employee awards (see “Note 11: Stock-Based Compensation”). In addition, the sellers of TaxACT are entitled to certain federal tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement (see “Note 6: Balance Sheet Components”).

The Company’s estimates of the economic lives of the acquired assets are eight years for the customer relationships, four years for the proprietary technology, approximately three years for the personal property assets, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the ability to attract new customers and develop new technologies post acquisition, which do not qualify for separate recognition. The Company determined that no portion of the goodwill arising from the TaxACT acquisition will be deductible for income tax purposes.

The gross contractual amount of trade accounts receivable acquired was $9.4 million, all of which has been collected. The Company recorded deferred revenue associated with the TaxACT business’s data storage and retrieval service at a fair value of $0.3 million as of the acquisition date. Prior to the acquisition, TaxACT had recorded deferred revenue at $5.1 million.

For the period from the acquisition date to December 31, 2012, the Company’s total revenues included $62.1 million in revenue and a $30.1 million operating income contribution from the TaxACT business.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Pro Forma Financial Information of TaxACT Acquisition (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and TaxACT on a pro forma basis, for the period in which the acquisition occurred and the prior reporting period as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma condensed combined statement of operations for the year ended December 31, 2012 combines the historical results of the Company for the year ended December 31, 2012 with the results of TaxACT for the month ended January 31, 2012. The following amounts are in thousands:

	Years ended December 31,
	2012	2011
Revenues	$427,809	$307,594
Net income (loss)	$26,819	$11,251

Note 4:    Goodwill and Other Intangible Assets

The following table presents the changes in goodwill by reportable segment (in thousands):

	Search	Tax Preparation	E-Commerce	Total
Goodwill as of December 31, 2011	$44,815	$—	$—	$44,815
Additions	—	185,475	—	185,475

Goodwill as of December 31, 2012	44,815	185,475	—	230,290
Additions	—	3,066	115,601	118,667

Goodwill as of December 31, 2013	$44,815	$188,541	$115,601	$348,957

The goodwill additions in 2013 related to the acquisitions of Monoprice (E-Commerce segment) and Balance Financial (Tax Preparation segment) and the additions in 2012 related to the acquisition of TaxACT, all as described in “Note 3: Business Combinations.”

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Installed code base technology	$12,650	$(12,587)	$63	$12,650	$(12,369)	$281
Core technology	1,085	(1,085)	—	1,085	(1,085)	—
Tax Preparation customer relationships	101,400	(24,294)	77,106	101,400	(11,619)	89,781
Tax Preparation proprietary technology	29,800	(14,279)	15,521	29,800	(6,829)	22,971
E-Commerce B2C customer relationships	14,500	(2,592)	11,908	—	—	—
E-Commerce B2B customer relationships	16,400	(837)	15,563	—	—	—
Balance Financial customer relationships	200	(17)	183	—	—	—
Other	6,705	(6,667)	38	6,667	(6,667)	—

Total definite-lived intangible assets	182,740	(62,358)	120,382	151,602	(38,569)	113,033
Indefinite-lived intangible assets:
Tax Preparation trade names	19,499	—	19,499	19,499	—	19,499
E-Commerce trade names	38,000	—	38,000	—	—	—
Other	183	—	183	283	—	283

Total indefinite-lived intangible assets	57,682	—	57,682	19,782	—	19,782

Total	$240,422	$(62,358)	$178,064	$171,384	$(38,569)	$132,815

The E-Commerce B2C and B2B customer relationship and trade name additions in 2013 related to the Monoprice acquisition as described in “Note 3: Business Combinations.”

Amortization expense for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	2013	2012	2011
Statement of comprehensive income line item:
Services cost of revenue	$7,668	$7,580	$2,595
Amortization of intangible assets	16,121	11,619	—

Total	$23,789	$19,199	$2,595

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Information about expected amortization of definite-lived intangible assets held as of December 31, 2013 in the next five years is presented in the below table (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Statement of comprehensive income line item:
Services cost of revenues	$7,513	$7,450	$621	$—	$—	$—	$15,584
Amortization of intangible assets	22,334	19,742	15,068	15,018	15,018	17,618	104,798

Total	$29,847	$27,192	$15,689	$15,018	$15,018	$17,618	$120,382

The weighted average amortization periods for definite-lived technology intangible assets and customer relationships is 25 months and 68 months, respectively, and for all definite-lived intangible assets combined is 62 months.

Note 5:    Fair Value Measurements

The fair value hierarchy of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

	December 31, 2013	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$6,400	$—	$6,400	$—
Money market and other funds	9,391	—	9,391	—
Commercial paper	17,999	—	17,999	—
Time deposits	499	—	499	—
Taxable municipal bonds	21,215	—	21,215	—

Total cash equivalents	55,504	—	55,504	—

Available-for-sale securities:
U.S. government securities	58,114	—	58,114	—
Commercial paper	14,496	—	14,496	—
Time deposits	9,880	—	9,880	—
Taxable municipal bonds	120,990	—	120,990	—

Total available-for-sale securities	203,480	—	203,480	—

Total assets at fair value	$258,984	$—	$258,984	$—

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

	December 31, 2012	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$6,900	$—	$6,900	$—
Money market and other funds	13,723	—	13,723	—
Commercial paper	6,999	—	6,999	—
Time deposits	1,245	—	1,245	—
Taxable municipal bonds	8,794	—	8,794	—

Total cash equivalents	37,661	—	37,661	—

Available-for-sale securities:
U.S. government securities	41,402	—	41,402	—
Commercial paper	9,396	—	9,396	—
Time deposits	7,169	—	7,169	—
Taxable municipal bonds	36,043	—	36,043	—

Total available-for-sale securities	94,010	—	94,010	—

Total assets	131,671	—	131,671	—
Liabilities
Derivative instruments:
Warrant (see Note 10)	(8,564)	—	—	(8,564)
Interest rate swap (see Note 8)	(410)	—	(410)	—

Total liabilities	(8,974)	—	(410)	(8,564)

Total assets and liabilities at fair value	$122,697	$—	$131,261	$(8,564)

The Company also had financial instruments that were not measured at fair value. See “Note 8: Debt” for details.

As discussed in “Note 10: Stockholders’ Equity,” the Warrant was exercised on November 21, 2013. The change in the fair value of the Warrant during 2013 through the exercise date was $11.7 million, which was recorded in “Other loss, net.” The derivative instrument liability balance of $20.2 million as of the exercise date was settled through “Additional paid-in capital.” As discussed in “Note 8: Debt,” the interest rate swap was terminated at break-even on September 10, 2013 and had no effect on income as it did not have any hedging ineffectiveness.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

As of December 31, 2013 and 2012, all investments classified as available-for-sale had maturity dates of within one year as follows (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
As of December 31, 2013	$203,479	$24	$(23)	$203,480
As of December 31, 2012	$94,029	$36	$(55)	$94,010

Note 6:    Balance Sheet Components

Prepaid expenses and other current assets, net consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Prepaid expenses and other current assets, net
Prepaid expenses	$4,370	$5,268
Other current assets, net	5,404	5,643

Total prepaid expenses and other current assets, net	$9,774	$10,911

Property and equipment consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Property and equipment
Computer equipment and data center	$10,792	$13,262
Purchased software	6,153	5,046
Internally developed software	7,166	4,691
Office equipment	421	1,758
Office furniture	2,061	612
Heavy equipment	2,944	—
Leasehold improvements and other	3,553	3,400

	33,090	28,769
Accumulated depreciation	(17,985)	(22,636)

	15,105	6,133
Capital projects in progress	1,003	1,400

Total property and equipment	$16,108	$7,533

Total depreciation expense was $4.5 million, $3.8 million, and $4.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013 and 2012, unamortized internally-developed software was $3.2 million and $1.4 million, respectively, and for each of the years ended December 31, 2013, 2012, and 2011, the Company recorded depreciation expense for internally-developed software of $0.9 million.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Accrued expenses and other current liabilities consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Accrued expenses and other current liabilities
Salaries and related expenses	$7,708	$5,185
Accrued content costs	4,132	3,017
Accrued advertising	6,155	1,886
Accrued interest on Notes (see Note 8)	2,138	—
Tax refunds payable to sellers	6,814	925
Earn-out contingent liability	194	1,101
Other	3,968	1,166

Total accrued expenses and other current liabilities	$31,109	$13,280

Pursuant to the Monoprice and TaxACT purchase agreements, the sellers of Monoprice and TaxACT are entitled to certain tax refunds related to pre-acquisition tax periods. The Company determined that federal and/or state tax refunds were due and, as a result, recorded “Tax refunds payable to sellers” and offsetting receivables in “Other receivables” on the consolidated balance sheets.

Note 7: Derivative Instruments and Hedging Activities

Derivative instruments on the consolidated balance sheets consisted of the following (in thousands):

	Balance sheet location	December 31,
		2013	2012
Derivative liabilities
Derivative designated as a hedging instrument:
Interest rate contract (interest rate swap, see Note 8)	Current liabilities - derivative instruments	$—	$410
Derivative not designated as a hedging instrument:
Equity contract (the Warrant, see Note 10)	Current liabilities - derivative instruments	—	8,564

Total derivative liabilities		$—	$8,974

The derivative instrument in a hedging relationship (the interest rate swap) had no effect on income for any and all periods presented, as it did not have any hedging ineffectiveness. As discussed in “Note 8: Debt,” the interest rate swap was terminated at break-even on September 10, 2013.

The effect on income of the derivative instrument not designated as a hedging instrument (the Warrant) is summarized below (in thousands):

		Years ended December 31,
	Statement of comprehensive income location	2013	2012
Equity contract (the Warrant, see Note 10)	Other loss, net	$(11,652)	$(2,346)

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

As discussed in “Note 10: Stockholders’ Equity,” the Warrant was exercised on November 21, 2013. “Other loss, net” for the year ended December 31, 2013 included changes in the fair value of the Warrant through the exercise date. The derivative instrument liability balance of $20.2 million as of the exercise date was settled through “Additional paid-in capital.”

Note 8: Debt

The Company’s debt consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$50,000	$(288)	$49,712	$—	$—	$—
TaxACT 2013 credit facility	71,384	—	71,384	—	—	—
Convertible Senior Notes	201,250	(19,667)	181,583	—	—	—
TaxACT 2012 credit facility	—	—	—	74,496	(628)	73,868

Total debt	$322,634	$(19,955)	$302,679	$74,496	$(628)	$73,868

Monoprice 2013 credit facility:    On November 22, 2013, Monoprice and Monoprice Holdings, Inc. entered into an agreement with a syndicate of lenders for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The Monoprice credit facility consists of a $30.0 million revolving credit loan—which includes up to $5.0 million under a letter of credit and up to $5.0 million in swingline loans—and a $40.0 million term loan for an aggregate $70.0 million credit facility. The final maturity date of the credit facility is November 22, 2018. Monoprice’s obligations under the credit facility are guaranteed by Monoprice Holdings and are secured by the assets of the Monoprice business.

Monoprice initially borrowed $50.0 million under the credit facility, which was used to pay a dividend to Blucora and to pay certain expenses and fees related to the credit facility. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of December 31, 2013, Monoprice was in compliance with all of the financial and operating covenants. As of December 31, 2013, the credit facility’s gross carrying value of $50.0 million approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

TaxACT 2013 credit facility:    On August 30, 2013, TaxACT entered into an agreement with a syndicate of lenders for the purpose of refinancing the 2012 credit facility on more favorable terms. The new credit facility consists of revolving credit loans, up to $10.0 million in swingline loans, and up to $5.0 million under a letter of credit, which in the aggregate represent a $100.0 million revolving credit commitment that reduces to

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

$90.0 million on August 30, 2014, to $80.0 million on August 30, 2015, and to $70.0 million on August 30, 2016. The final maturity date of the credit facility is August 30, 2018. TaxACT’s obligations under the credit facility are guaranteed by TaxACT Holdings, Inc. and are secured by the assets of the TaxACT business and the TaxACT equity owned by TaxACT Holdings.

TaxACT borrowed approximately $71.4 million under the credit facility, of which $65.4 million was used to pay off the 2012 credit facility (as described below), accrued interest, and certain expenses and fees related to the agreement and an additional $6.0 million was borrowed in October 2013. The Company has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. The interest rate on amounts borrowed under the credit facility is variable and payable as of the end of each interest period, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, in each case with the applicable margin within the range dependent upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement, as well as certain restrictions on TaxACT’s payments to the Company. As of December 31, 2013, the Company was in compliance with all of the financial and operating covenants. As of December, 2013, the credit facility’s gross carrying value of $71.4 million approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

The Company performed an analysis by creditor to determine whether the refinancing would be recorded as an extinguishment or a modification of debt and, as a result of this analysis, recognized a loss on partial extinguishment of debt comprised of the following (in thousands):

Fees paid to creditors in connection with the refinance, including arrangement fee, classified as extinguishment	$567
Deferred financing costs on extinguished debt	726
Debt discount on extinguished debt	300

Total	$1,593

In connection with amounts classified as an extinguishment, the Company recorded $28,000 in deferred debt issuance costs, which are being amortized over the term of the new credit facility using the effective interest method as an adjustment to interest expense. The Company also determined that the remaining portion of the refinancing was a modification, and the Company determined a new effective interest rate based on the carrying amount of the original debt and the revised cash flows. Approximately $0.6 million, which is comprised of $0.4 million in deferred financing costs and $0.2 million in unamortized debt discount related to the prior credit agreement, are being amortized as an adjustment to interest expense over the remaining term of the new credit facility using the effective interest method. Similarly, additional creditor-related fees incurred of $0.1 million related to the modification are being amortized over the term of the new credit facility using the effective interest method.

Convertible Senior Notes:    On March 15, 2013, the Company issued $201.25 million aggregate principal amount of its 4.25% Notes, inclusive of the underwriters’ exercise in full of their over-allotment option of $26.25 million. The Notes mature on April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with the terms, and bear interest at a rate of 4.25% per year, payable semi-annually in arrears on April 1 and October 1 beginning on October 1, 2013. The Company received net proceeds from the offering of approximately $194.8 million after adjusting for debt issuance costs, including the underwriting discount.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

The Notes were issued under an indenture dated March 15, 2013 (the “Indenture”) by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. There are no financial or operating covenants relating to the Notes.

Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•

during any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, and based on this, as of December 31, 2013, the Notes were convertible;

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

On or after October 1, 2018 and until the close of business on March 28, 2019, holders may convert their Notes, in multiples of $1,000 principal amount, at the option of the holder.

The conversion ratio for the Notes is initially 0.0461723, equivalent to an initial conversion price of approximately $21.66 per share of the Company’s common stock. The conversion ratio is subject to customary adjustment for certain events as described in the Indenture.

At the time the Company issued the Notes, the Company was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its annual meeting in May 2013 to allow for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company’s intention is to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium. As of December 31, 2013, the conversion premium amounted to approximately $67.3 million, based on the 25-day volume weighted average price methodology dictated by the Indenture.

Beginning April 6, 2016, the Company may, at its option, redeem for cash all or part of the Notes plus accrued and unpaid interest. If the Company undergoes a fundamental change (as described in the Indenture), holders may require the Company to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. However, if a fundamental change occurs and a holder elects to convert the Notes, the Company will, under certain circumstances, increase the applicable conversion rate for the Notes surrendered for conversion by a number of additional shares of common stock based on the date on which the fundamental change occurs or becomes effective and the price paid per share of the Company’s common stock in the fundamental change as specified in the Indenture.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

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

The Notes may be settled in combination of cash or shares of common stock given the flexible settlement option. As a result, the Notes contain liability and equity components, which were bifurcated and accounted for separately. The liability component of the Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at a 6.5% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the Notes, resulting in the initial recognition of $22.3 million as the debt discount recorded in additional paid-in capital for the Notes. The carrying amount of the Notes is being accreted to the principal amount over the remaining term to maturity, and the Company is recording corresponding interest expense. The Company incurred debt issuance costs of $6.4 million related to the Notes and allocated $5.7 million to the liability component of the Notes. These costs are being amortized to interest expense over the six-year term of the Notes or the date of conversion, if any.

The following table sets forth total interest expense for the year ended December 31, 2013 related to the Notes (in thousands):

Contractual interest expense (Cash)	$6,795
Amortization of debt issuance costs (Non-cash)	684
Accretion of debt discount (Non-cash)	2,674

Total interest expense	$10,153

Effective interest rate of the liability component	7.32%

The fair value of the principal amount of the Notes as of December 31, 2013 was $298.8 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.

TaxACT 2012 credit facility:    On January 31, 2012, in conjunction with the TaxACT acquisition, TaxACT entered into an agreement with a syndicate of lenders for a $105.0 million credit facility, consisting of a $95.0 million term loan and up to $10.0 million under a revolving credit facility. On January 31, 2012, TaxACT borrowed $95.0 million of term debt with an original maturity of January 31, 2017 and $5.0 million under the revolving credit facility. A portion of any excess cash flows, as the term was defined in the credit agreement, were to be used to make a mandatory prepayment on the term loan. Amounts outstanding under the term loan could be prepaid without penalty. During 2012, TaxACT repaid an aggregate of $25.5 million of the debt, including the balance of the revolving credit facility. In April 2013, TaxACT repaid an additional $10.0 million of the outstanding debt, and in August 2013, the remaining amount of $64.5 million was repaid in connection with the refinancing of this credit agreement as discussed in “TaxACT 2013 credit facility” above.

The interest rate on amounts borrowed under the term loan and the revolving loan was variable and payable as of the end of each interest period, based upon, at the election of TaxACT, the Alternate Base Rate or the

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

LIBOR, plus the Applicable Margin (as such terms were defined in the credit agreement). The Applicable Margin was dependent on the consolidated Total Leverage Ratio (as defined in the credit agreement) of TaxACT and ranged from 2.0% to 3.5% for borrowings tied to the Alternative Base Rate and 3.0% to 4.5% for borrowings tied to the LIBOR.

Additionally, the Company was required to hedge a portion of the interest rate risk associated with the term debt, and that requirement was met on May 1, 2012 by the purchase of an interest rate swap with a financial institution which fixed the LIBOR portion at 0.85% for $37.5 million of the amount outstanding under the term loan. The swap was terminated at break-even on September 10, 2013.

Note 9:    Commitments and Contingencies

The Company's contractual commitments were as follows for years ending December 31 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease commitments	$2,687	$2,413	$1,894	$1,933	$1,783	$2,546	$13,256
Purchase commitments	646	437	92	62	—	—	1,237
Debt commitments	8,000	8,000	8,000	8,000	89,384	201,250	322,634
Interest on Notes	8,553	8,553	8,553	8,553	8,553	4,277	47,042
Escrow for acquisition-related indemnifications	—	735	—	—	—	—	735

Total	$19,886	$20,138	$18,539	$18,548	$99,720	$208,073	$384,904

Operating lease commitments:    The Company has non-cancelable operating leases for its facilities. The leases run through 2020. Rent expense under operating leases totaled $2.0 million, $1.8 million, and $1.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Purchase commitments:    The Company's purchase commitments consist primarily of non-cancelable service agreements for its data centers.

Debt commitments and interest on Notes:    The Company’s debt commitments are based upon contractual payment terms and consist of the outstanding principal related to the Monoprice credit facility, the TaxACT credit facility, and the Notes. The Company may repay the amounts outstanding under the Monoprice and TaxACT credit facilities before their terms are complete, depending upon the cash generated by the respective businesses, and under the Notes based upon holders exercising their conversion option. For further detail regarding the credit facilities and the Notes, see “Note 8: Debt.”

Escrow for acquisition-related indemnifications:    The Company holds escrow for acquisition-related indemnifications around general representations and warranties in connection with the Balance Financial acquisition. See “Note 3: Business Combinations” for further discussion of the escrow.

Collateral pledged:    The Company has pledged a portion of its cash as collateral for certain of its property lease-related banking arrangements. At December 31, 2013, the total amount of collateral pledged under these standby letters of credit was $0.9 million.

Off-balance sheet arrangements:    The Company has no off-balance sheet arrangements other than operating leases.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Litigation:    From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. Although the Company cannot predict the outcome of these matters with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 10:    Stockholders’ Equity

Stock incentive plan:    The Company may grant non-qualified stock options, stock, RSUs, and stock appreciation rights to employees, non-employee directors, and consultants.

The Company granted options and RSUs during 2013, 2012, and 2011 under the Company’s Restated 1996 Flexible Stock Incentive Plan. Options and RSUs generally vest over a period of three years, with one-third vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance or market targets (the latter are known as market stock units or “MSUs”).

The Company issues new shares upon the exercise of options and upon the vesting of RSUs. If an option or RSU is surrendered or otherwise unused, the related shares will continue to be available.

Stock sale and warrant:    On August 23, 2011, the Company added Andrew M. Snyder to its Board of Directors and entered into agreements to sell stock and issue a warrant to Cambridge Information Group I LLC (“CIG”), the investment entity of which Mr. Snyder is President. In connection with those agreements, Blucora sold to CIG 764,192 newly-issued shares of unregistered Blucora common stock at a purchase price of $9.16 per share and issued to CIG a warrant to purchase 1.0 million shares of Blucora common stock, exercisable at a price of $9.62 per share. The Warrant originally was considered stock-based compensation and was scheduled to expire on August 23, 2014, but the completion of the TaxACT acquisition on January 31, 2012 was an event under the Warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of Blucora. Subsequent to the extension, the Company treated the award as a derivative instrument (see “Note 7: Derivative Instruments and Hedging Activities”). The modification date fair value previously recognized in “Additional paid-in capital” of $6.2 million was classified as a current liability, and the Warrant’s fair value was determined each reporting period with gains or losses related to the change in fair value recorded in “Other loss, net.” The Company recorded $6.6 million in total expense relating to the modification and subsequent change in fair value for the Warrant for the year ended December 31, 2012. On November 21, 2013, CIG exercised the Warrant and purchased 1.0 million shares of Blucora common stock for an aggregate exercise price of $9.6 million. As discussed more fully in “Note 5: Fair Value Measurements” and “Note 7: Derivative Instruments and Hedging Activities,” the related derivative instrument liability balance of $20.2 million was settled through “Additional paid-in capital.”

1998 Employee Stock Purchase Plan (“ESPP”):    The ESPP permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of Company common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 1,360,000 shares of common stock are authorized for issuance under the ESPP. Of this amount, 379,236 shares were available for issuance. The Company issues new shares upon purchase through the ESPP.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Stock repurchase program:    In February 2013, the Company’s Board of Directors approved a stock repurchase plan whereby the Company may purchase up to $50.0 million of its common stock in open-market transactions through February 2015. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the year ended December 31, 2013, the Company purchased 417,159 shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $10.0 million and an average price of $23.95 per share. As of December 31, 2013, the Company may repurchase up to an additional $40.0 million of its common stock under the repurchase program.

Other comprehensive income:    The following table provides information about activity in other comprehensive income during the period from January 1, 2011 to December 31, 2013 (in thousands):

	Unrealized gain (loss) on investments	Unrealized gain (loss) on derivative instrument	Total
Balance as of January 1, 2011	$(2)	$—	$(2)
Other comprehensive income	34	—	34

Balance as of December 31, 2011	32	—	32
Other comprehensive loss	(42)	(266)	(308)

Balance as of December 31, 2012	(10)	(266)	(276)
Other comprehensive income	10	266	276

Balance as of December 31, 2013	$—	$—	$—

Note 11:    Stock-Based Compensation

A summary of the general terms of stock options, RSUs, and MSUs at December 31, 2013 was as follows:

Number of shares authorized for awards	8,816,797
Options, RSUs, and MSUs outstanding	4,905,167
Options, RSUs, and MSUs expected to vest	4,534,038
Options, RSUs, and MSUs available for grant	3,911,630

During 2013, the following activity occurred under the Company’s stock incentive plans:

	Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding December 31, 2012	3,743,639	$12.29
Granted	912,237	16.85
Forfeited	(26,767)	14.35
Expired	(593,550)	24.17
Exercised	(248,998)	11.41

Outstanding December 31, 2013	3,786,561	$11.57	$66,597	4.7

Exercisable, December 31, 2013	2,246,299	$9.60	$43,928	4.0

Expected to vest after December 31, 2013	3,606,196	$11.39	$64,098	4.6

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

	Stock units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding December 31, 2012	825,288	$12.38
Granted	775,626	18.86
Forfeited	(91,070)	13.99
Vested	(431,363)	11.97

Outstanding December 31, 2013	1,078,481	$17.07	$31,449	1.3

Expected to vest after December 31, 2013	889,928	$17.07	$25,950	1.1

MSUs:
Outstanding December 31, 2012	80,250	$9.28
Granted	—	—
Forfeited	—	—
Vested	(40,125)	9.28

Outstanding December 31, 2013	40,125	$9.28	$1,170	0.4

Expected to vest after December 31, 2013	37,914	$9.28	$1,106	0.4

Supplemental information is presented below:

	Years ended December 31,
	2013	2012	2011
Stock options:
Weighted average grant date fair value per share granted	$5.05	$3.84	$2.80
Total intrinsic value of options exercised (in thousands)	$2,626	$3,886	$2,474

RSUs:
Weighted average grant date fair value per unit granted	$18.86	$13.19	$8.86
Total intrinsic value of units vested (in thousands)	$7,986	$4,663	$5,945
Total fair value of units vested (in thousands)	$5,163	$3,049	$6,293

MSUs:
Weighted average grant date fair value per unit granted	$—	$—	$9.28
Total intrinsic value of units vested (in thousands)	$679	$511	$—
Total fair value of units vested (in thousands)	$248	$248	$—

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

The Company has included the following amounts for stock-based compensation expense in the consolidated statements of comprehensive income for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands):

	2013	2012	2011
Services cost of revenues	$662	$558	$286
Engineering and technology	1,351	1,180	821
Sales and marketing	2,335	1,909	1,002
General and administrative	7,179	9,576	5,579

Total	$11,527	$13,223	$7,688

Discontinued operations	$—	$—	$(159)
Excluded and capitalized as part of internal-use software	115	121	206

In May 2012, the Company granted 190,000 stock options to certain employees who perform acquisition-related activities. The awards' vestings were predicated on completing “qualified acquisitions” under the terms of the awards. No expense was recognized in 2012, as a qualified acquisition did not occur. The completion of the Monoprice acquisition on August 22, 2013 constituted a qualified acquisition under the terms of the awards. The vestings of the awards resulted in a charge of $0.5 million to stock-based compensation expense in 2013, which was classified in “General and administrative expense.”

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities. The award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. No expense was recognized in 2011, as a qualified acquisition did not occur. The completion of the TaxACT acquisition on January 31, 2012 constituted a qualified acquisition under the terms of the award. The vesting of the award resulted in a charge of $0.9 million to stock-based compensation expense in 2012, which was classified in “General and administrative expense.”

Stock-based compensation expense for the year ended December 31, 2011 included $1.9 million in “General and administrative expense” for the Warrant issued in August 2011. As discussed in “Note 10: Stockholders’ Equity,” the acquisition of the TaxACT business on January 31, 2012 fulfilled the Warrant agreement's remaining performance condition and extended the Warrant’s expiration date. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense, equal to the increase in the Warrant’s fair value, and was recognized in “General and administrative expense” in the first quarter of 2012. Subsequent to the modification, the Company treated the Warrant as a derivative instrument.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

To estimate stock-based compensation expense, the Company used the Black-Scholes-Merton valuation method for all but the MSUs, for which the Monte Carlo valuation method was used, with the following assumptions for equity awards granted:

	Years ended December 31,
	2013	2012	2011
Stock option grants:
Risk-free interest rate	0.25% - 1.06%	0.26% - 1.57%	0.25% - 1.58%
Expected dividend yield	0%	0%	0%
Expected volatility	40% - 46%	40% - 48%	40% - 50%
Expected life	3.2 years	3.3 years	3.0 years
Non-employee stock option grant:
Risk-free interest rate	—	0.26%	—
Expected dividend yield	—	0%	—
Expected volatility	—	38% - 41%	—
Expected life	—	1.6 - 2.2 years	—
MSU grants:
Risk-free interest rate	—	—	0.15%
Blucora expected dividend yield	—	—	0%
iShares Russell 2000 Index expected dividend yield	—	—	1.08%
Blucora closing stock price	—	—	$8.74
iShares Russell 2000 Index closing price	—	—	$82.29
Blucora expected volatility	—	—	37.4%
iShares Russell 2000 Index expected volatility	—	—	20.3%
Measurement period	—	—	1.0 years
Warrant grant:
Risk-free interest rate	—	0.95%	0.46%
Expected dividend yield	—	0%	0%
Expected volatility	—	46%	39%
Expected life	—	5.6 years	2.0 years

The risk-free interest rate was based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company last paid a dividend in 2008 but does not expect to pay recurring dividends. The expected volatility was based on historical volatility of the Company’s stock for the related expected life of the award. The expected life of the award was based on historical experience, including historical post-vesting termination behavior.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

As of December 31, 2013, total unrecognized stock-based compensation expense related to unvested stock awards is as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$2,192	1.3
RSUs	5,756	1.3
MSUs	28	0.4

	$7,976	1.3

Note 12:    Segment Information

The Company changed its segment reporting structure as a result of the TaxACT acquisition on January 31, 2012 and again as a result of the Monoprice acquisition on August 22, 2013. The Search segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of intangible assets to the reportable segments. Such amounts are reflected in the table under the heading “Corporate-level activity.” In addition, the Company does not allocate other loss, net and income tax benefit (expense) to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income for 2013, 2012, and 2011 are presented below (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenues:
Search	$428,464	$344,814	$228,813
Tax Preparation	91,213	62,105	—
E-Commerce	54,303	—	—

Total revenues	573,980	406,919	228,813
Operating income:
Search	82,504	62,185	46,206
Tax Preparation	40,599	30,052	—
E-Commerce	4,967	—	—
Corporate-level activity	(53,621)	(48,032)	(24,727)

Total operating income	74,449	44,205	21,479
Other loss, net	(29,623)	(6,677)	(1,246)
Income tax benefit (expense)	(20,427)	(15,002)	11,288

Income from continuing operations	24,399	22,526	31,521
Loss from discontinued operations, net of tax	—	—	(9,927)

Net income	$24,399	$22,526	$21,594

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Note 13: Other Loss, Net

“Other loss, net” for the years ended December 31, 2013, 2012, and 2011 consisted of the following (in thousands):

	2013	2012	2011
Interest income	$(300)	$(131)	$(369)
Interest expense (see Note 8)	9,463	3,522	—
Amortization of debt issuance costs (see Note 8)	1,108	820	—
Accretion of debt discounts (see Note 8)	2,838	325	—
Loss on debt extinguishment and modification expense (see Note 8)	1,593	—	—
Loss on derivative instrument (see Note 7)	11,652	2,346	—
Impairment of equity investment in privately-held company	3,711	—	—
Increase (decrease) in fair value of earn-out contingent liability	(300)	—	3,000
Gain on contingency resolution	—	—	(1,500)
Other	(142)	(205)	115

Other loss, net	$29,623	$6,677	$1,246

In 2013, in connection with the Company’s review of its equity method investments for other-than-temporary impairment, the Company determined that its equity investment in a privately-held company had experienced a decline in value which was other-than-temporary, due to recurring losses from operations, significant personnel reductions, and a change in the underlying business model. Accordingly, the Company wrote down the $3.7 million carrying value of the investment to zero, resulting in a loss.

The financial performance of Make The Web Better, acquired on April 1, 2010, was greater than expected. As a result, the fair value of the related contingent consideration increased, and an additional charge of $3.0 million was recorded in the year ended December 31, 2011. Also in 2011, the Company recorded a gain of $1.5 million related to the resolution of a contingent liability.

Note 14:    Income Taxes

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Current:
U.S. federal	$30,452	$23,303	$7,416
State	642	437	166

Total current expense	31,094	23,740	7,582

Deferred:
U.S. federal	(10,430)	(8,234)	(18,654)
State	(237)	(504)	(216)

Total deferred benefit	(10,667)	(8,738)	(18,870)

Income tax expense (benefit), net	$20,427	$15,002	$(11,288)

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

The income tax expense (benefit) from continuing operations differed from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 2013, 2012, and 2011 as follows (in thousands):

	2013	2012	2011
Income tax expense at federal statutory rate of 35%	$15,689	$13,135	$7,082
Non-deductible compensation	221	1,621	675
Deductible domestic production costs	(949)	(804)	—
Non-deductible loss on derivative instrument (the Warrant, see Note 7)	4,078	821	—
Change in liabilities for uncertain tax positions	(201)	(75)	79
Change in valuation allowance	1,108	—	(19,272)
Other	481	304	148

Income tax expense (benefit), net	$20,427	$15,002	$(11,288)

The tax effect of temporary differences and net operating loss carryforwards from continuing operations that gave rise to the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Current:
Net operating loss carryforwards	$34,167	$26,089
Accrued compensation	1,605	1,199
Deferred revenue	2,385	1,105
Inventory	800	—
Other, net	1,903	1,082

Total current deferred tax assets	40,860	29,475
Non-current:
Net operating loss carryforwards	190,974	227,079
Tax credit carryforwards	9,259	7,719
Depreciation and amortization	7,696	10,310
Stock-based compensation	5,318	5,381
Other, net	4,204	2,214

Total non-current deferred tax assets	217,451	252,703

Total gross deferred tax assets	258,311	282,178

Valuation allowance	(235,730)	(262,353)

Deferred tax assets, net of valuation allowance	22,581	19,825
Deferred tax liabilities:
Current:
Other, net	(253)	—

Total current deferred tax liabilities	(253)	—
Non-current:
Depreciation and amortization	(68,888)	(46,313)
Discount on Notes	(6,977)	—
Other, net	(5)	(770)

Total non-current deferred tax liabilities	(75,870)	(47,083)

Total gross deferred tax liabilities	(76,123)	(47,083)

Net deferred tax liabilities	$(53,542)	$(27,258)

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

At December 31, 2013, the Company evaluated the need for a valuation allowance for certain deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance, such as the profitability of each of the Company’s businesses, the reversal of deferred tax liabilities, and forecasted future taxable income. The Company weighed each piece of evidence in a qualitative and quantitative analysis and, based upon its judgment, determined that the weight of the positive evidence was sufficient to conclude that the Company will more likely than not realize its U.S. deferred tax assets of an ordinary nature. The Company’s most relevant positive evidence was its recent history of profitability and its projections of sufficient taxable income to offset deductible temporary differences and non-equity based carryforwards. The financial projections supporting the Company’s conclusion contain significant assumptions and estimates of future operations.

The Company has equity-based deferred tax assets related to net operating losses that arose from excess tax benefits for stock-based compensation and minimum tax credits that arose from the corresponding alternative minimum tax paid for those excess tax benefits. The Company must apply a valuation allowance against these deferred tax assets until the Company utilizes the deferred tax assets to reduce taxes payable. Accordingly, the Company does not consider these deferred tax assets when evaluating changes in the valuation allowance.

The Company does not forecast income of a capital nature. The lack of forecasted capital gains represents negative evidence as to the realizability of the deferred tax assets of a capital nature. The Company weighed each piece of evidence and judged that the weight of the negative evidence was sufficient to retain the valuation allowance against its U.S. deferred tax assets of a capital nature.

The changes in the valuation allowance for deferred tax assets during the years ended December 31, 2013 and 2012 are shown below (in thousands):

	2013	2012
Balance at beginning of year	$262,353	$283,000
Net changes to deferred tax assets, subject to a valuation allowance	(26,623)	(20,647)

Balance at end of year	$235,730	$262,353

For the year ended December 31, 2013, income tax expense included a $1.1 million increase in the valuation allowance for an increase during the year in deferred tax assets that were capital in nature. For the years ended December 31, 2013 and 2012, the decrease in the valuation allowance pertained to utilization of equity-based deferred tax assets used to reduce taxes payable in the amounts of $27.7 million and $20.6 million, respectively. As of December 31, 2013, $233.1 million of the valuation allowance pertained to equity-based deferred tax assets. The consolidated balance sheets reflect an increase in equity upon the release of this valuation allowance. Accordingly, income tax expense does not reflect a benefit for the release of the valuation allowance.

As of December 31, 2013, the Company’s U.S. federal net operating loss carryforwards were $643.3 million, which primarily related to tax deductions for stock-based compensation. When the net operating loss carryforwards related to stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the consolidated balance sheets rather than on the consolidated statements of comprehensive income. If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2031, with the majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

Balance at December 31, 2011	$18,267
Gross increases for tax positions of prior years	1,208
Gross decreases for tax positions of prior years	(216)
Lapse of statute of limitations	(171)

Balance at December 31, 2012	19,088
Gross increases for tax positions of prior years	219
Gross decreases for tax positions of prior years	(101)
Settlements	(562)
Lapse of statute of limitations	(107)

Balance at December 31, 2013	$18,537

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $0.6 million and $1.2 million as of December 31, 2013 and 2012, respectively. The remaining $17.9 million as of December 31, 2013 and 2012, if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In previous years, the Company also filed in various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2013, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2013 and 2012, the Company reversed less than $0.1 million of previously accrued interest expense related to the uncertain tax positions upon expiration of the statute of limitations on assessments.

Note 15:    Net Income Per Share

“Basic net income per share” is computed using the weighted average number of common shares outstanding during the period. “Diluted net income per share” is computed using the weighted average number of common shares outstanding plus the number of potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, the Warrant, vesting of unvested RSUs, and the impact of shares that could be issued upon conversion or maturity of the Notes. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.

The weighted average shares were as follows for the periods presented (in thousands):

	Years ended December 31,
	2013	2012	2011
Weighted average common shares outstanding, basic	41,201	40,279	37,954
Dilutive potential common shares	2,279	1,393	667

Weighted average common shares outstanding, diluted	43,480	41,672	38,621

Antidilutive shares excluded	381	1,172	3,803

BLUCORA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012, and 2011

Antidilutive shares related primarily to stock options with an exercise price greater than the average price during the applicable period and awards with performance conditions not completed during the applicable period.

As more fully discussed in “Note 10: Stockholders’ Equity,” on November 21, 2013, the Warrant was exercised and 1.0 million shares of the Company’s common stock were issued accordingly. The weighted average of these shares was included in “Weighted average common shares outstanding, basic” starting in November 2013. Prior to that, the weighted average of the incremental common shares issuable upon the exercise of the Warrant were included in the dilutive potential common shares.

As more fully discussed in “Note 8: Debt,” in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. The Company intends, upon conversion or maturity of the Notes, to satisfy any conversion premium by issuing shares of its common stock. Due to the cash settlement feature of the principal amount of the Notes, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price for the reporting period exceeds the conversion price of the Notes, which occurred in the fourth quarter of 2013.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992 framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (1992 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We acquired Monoprice on August 22, 2013. Management excluded Monoprice from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Monoprice’s total assets and net assets amounted to $240.4 million and $134.3 million, respectively, as of December 31, 2013 and total revenues amounted to $54.3 million for the year then ended.

Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 and its report is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Blucora, Inc.

We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Blucora, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Monoprice, Inc., which is included in the December 31, 2013 consolidated financial statements of Blucora, Inc., and constituted $240.4 million and $134.3 million of total and net assets, respectively, as of December 31, 2013 and $54.3 million of revenues for the year then ended. Our audit of internal control over financial reporting of Blucora, Inc. also did not include an evaluation of the internal control over financial reporting of Monoprice, Inc.

In our opinion, Blucora, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013 of Blucora, Inc. and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 27, 2014

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

1.    Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 of this report.

2.    Financial Statement Schedules

All financial statement schedules required by Item 15(a)(2) have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits

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

BLUCORA, INC.

By:	/s/ William J. Ruckelshaus
William J. Ruckelshaus President and Chief Executive Officer

Date:	February 27, 2014

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

Signature	Title	Date

/s/ William J. Ruckelshaus William J. Ruckelshaus	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2014

/s/ Eric M. Emans Eric M. Emans	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014

/s/ John E. Cunningham, IV John E. Cunningham, IV	Chairman and Director	February 27, 2014

/s/ David H. S. Chung David H. S. Chung	Director	February 27, 2014

/s/ Lance G. Dunn Lance G. Dunn	Director	February 27, 2014

/s/ Jules Haimovitz Jules Haimovitz	Director	February 27, 2014

/s/ Steven W. Hooper Steven W. Hooper	Director	February 27, 2014

/s/ Elizabeth J. Huebner Elizabeth J. Huebner	Director	February 27, 2014

/s/ Andrew M. Snyder Andrew M. Snyder	Director	February 27, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement between Blucora, Inc., Monoprice, Inc., and the Shareholders, dated as of July 31, 2013	8-K	August 1, 2013	2.1

3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1

3.2	Amended and Restated Bylaws of Blucora, Inc., dated August 8, 2013	8-K	August 14, 2013	3.1

4.1	Indenture dated as of March 15, 2013 by and between Blucora, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 15, 2103	4.1

4.2	Form of 4.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	March 15, 2103	4.2

10.1*	1998 Employee Stock Purchase Plan	S-1 (No. 333-62323), as amended	August 27, 1998	10.3

10.2*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of November 18, 2011	10-K	March 9, 2012	10.2

10.3*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.5

10.4*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.6

10.5*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.8

10.6*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.9

10.7	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012	10-Q	November 1, 2012	10.2

10.8	First Amendment to Office Lease between Blucora, Inc. and Plaza Center Property LLC dated November 5, 2013				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.9	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa	10-K	March 9, 2012	10.13

10.10	Amendment to Lease Agreement by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa, dated March 14, 2013	10-Q	May 2, 2013	10.5

10.11*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	April 13, 2011	10.1

10.12*	Blucora 2013 Executive Bonus Plan	8-K	February 15, 2013	10.1

10.13*	Blucora 2014 Executive Bonus Plan	8-K	February 12, 2014	10.1

10.14*	Employment Agreement, amended and restated effective as of March 15, 2013, between Blucora, Inc., InfoSpace LLC, and Michael Glover	10-Q	May 2, 2013	10.2

10.15*	First Amendment to Employment Agreement between Blucora, Inc., InfoSpace LLC, and Michael Glover, dated April 11, 2013	10-Q	May 2, 2013	10.3

10.16*	Employment Agreement, amended and restated effective as of January 6, 2012, between Company and Eric M. Emans	10-K	March 9, 2012	10.23

10.17*	Employment Agreement, amended and restated effective as of January 6, 2012, between Company and Linda A. Schoemaker	10-K	March 9, 2012	10.24

10.18*	Amended and Restated Employment Agreement between William J. Ruckelshaus and Company December 31, 2012	10-K	March 8, 2013	10.19

10.19*	Employment Agreement between JoAnn Kintzel, 2nd Story Software, Inc., and Company dated January 31, 2012	10-K	March 9, 2012	10.26

10.20*	Employment Agreement, effective as of May 3, 2012, between the Company and George Allen	10-Q	August 1, 2012	10.1

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.21†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	8-K	March 31, 2011	10.1

10.22†	Amended and Restated Google Services Agreement by and between Google Inc. and InfoSpace Sales LLC dated October 1, 2005	8-K	March 31, 2011	10.2

10.23†	Amendment Number One to Amended and Restated Google Inc. Services Agreement and Order Form dated November 6, 2006 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.3

10.24†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.4

10.25†	Amendment Number Four to Amended and Restated Google Inc. Services Agreement and Order Form dated December 1, 2008 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.5

10.26†	Amendment Number Five to Amended and Restated Google Inc. Services Agreement and Order Form dated February 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.6

10.27†	Amendment Number Six to Amended and Restated Google Inc. Services Agreement and Order Form dated August 1, 2010 by and between Google Inc. and InfoSpace Sales LLC	8-K	March 31, 2011	10.7

10.28†	Amendment Number Seven to Amended and Restated Google Inc. Services Agreement and Order Form dated April 1, 2011 by and between Google Inc. and InfoSpace Sales LLC	10-Q	May 6, 2011	10.1

10.29†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC	10-Q/A	August 30, 2011	10.2

10.30	Amendment No. 1 to the Yahoo Publisher Network Contract #1-23975446 dated January 14, 2013	10-K	March 8, 2013	10.1

10.31	Securities Purchase Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.1

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Stockholder Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.3

10.33	Credit Agreement among TaxACT, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and Wells Fargo Bank, N.A., as administrative agent and a lender, BMO Harris Bank, N.A., Silicon Valley Bank, Bank of America, N.A., and RBS Citizens, N.A., each as lenders, dated August 30, 2013.	8-K	September 6, 2013	10.1

10.34	Credit Agreement among Monoprice, Inc., as Borrower, Monoprice Holdings, Inc., as a Guarantor, and Bank of Montreal, as administrative agent and a lender, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated November 22, 2013.	8-K	November 27, 2013	10.1

10.35	Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated June 2, 2009	10-Q	November 5, 2013	10.3

10.36	First Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated August 25, 2009	10-Q	November 5, 2013	10.4

10.37	Second Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated September 23, 2009	10-Q	November 5, 2013	10.5

10.38	Third Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated October 16, 2009	10-Q	November 5, 2013	10.6

10.39*	Employment Agreement between Blucora, Inc., Monoprice, Inc., and Ajay Kumar, dated August 22, 2013	10-Q	November 5, 2013	10.1

10.40*	Restricted Cash Agreement between Ajay Kumar and Monoprice, Inc., dated July 31, 2013	10-Q	November 5, 2013	10.7

10.41*	Performance-Vesting Restricted Stock Unit Agreement				X

10.42*	Nonemployee Director Compensation Policy, effective as of January 1, 2014				X

14.1	Code of Business Conduct and Ethics, as amended on November 3, 2010	10-Q	November 5, 2010	14.1

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
21.1	Subsidiaries of the registrant				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (contained on the signature page hereto)				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations and Comprehensive Income, (iii), Consolidated Statements of Stockholders’ Equity, (iv), Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits to this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.