Form 10-Q
period 2014-03-31
BLUCORA, INC.
filed 2014-05-01
CIK 1068875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, Par Value $0.0001	42,257,675

BLUCORA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$142,756	$130,225
Available-for-sale investments	193,634	203,480
Accounts receivable, net of allowance of $57 and $62	47,026	48,081
Other receivables	4,582	8,292
Inventories	29,513	28,826
Prepaid expenses and other current assets, net	10,364	9,774

Total current assets	427,875	428,678
Property and equipment, net	16,110	16,108
Goodwill	348,957	348,957
Other intangible assets, net	170,595	178,064
Other long-term assets	5,851	6,223

Total assets	$969,388	$978,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,001	$61,268
Accrued expenses and other current liabilities	28,187	31,109
Deferred revenue	6,641	7,510
Short-term portion of long-term debt, net	7,910	7,903
Convertible senior notes, net	—	181,583

Total current liabilities	98,739	289,373
Long-term liabilities:
Long-term debt, net	69,218	113,193
Convertible senior notes, net	182,457	—
Deferred tax liability, net	47,366	56,861
Deferred revenue	2,882	1,814
Other long-term liabilities	2,732	2,719

Total long-term liabilities	304,655	174,587

Total liabilities	403,394	463,960
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value, $0.0001 - authorized, 900,000 shares; issued and outstanding, 42,203 and 42,083 shares	4	4
Additional paid-in capital	1,491,966	1,466,043
Accumulated deficit	(925,990)	(951,977)
Accumulated other comprehensive income	14	—

Total stockholders’ equity	565,994	514,070

Total liabilities and stockholders’ equity	$969,388	$978,030

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenues:
Services revenue	$179,044	$165,338
Product revenue, net	37,139	—

Total revenues	216,183	165,338
Operating expenses:
Cost of revenues:
Services cost of revenue	71,293	76,987
Product cost of revenue	25,029	—

Total cost of revenues	96,322	76,987
Engineering and technology	4,135	2,538
Sales and marketing	55,836	38,484
General and administrative	8,632	6,384
Depreciation	1,058	517
Amortization of intangible assets	5,584	3,169

Total operating expenses	171,567	128,079

Operating income	44,616	37,259
Other loss, net	(4,069)	(1,005)

Income before income taxes	40,547	36,254
Income tax expense	(14,560)	(12,646)

Net income	$25,987	$23,608

Net income per share:
Basic	$0.62	$0.58

Diluted	$0.58	$0.53

Weighted average shares outstanding:
Basic	42,162	40,911
Diluted	44,521	44,294
Other comprehensive income:
Net income	$25,987	$23,608
Unrealized gain on available-for-sale investments, net	14	44
Unrealized gain on derivative instrument, net	—	40

Other comprehensive income	14	84

Comprehensive income	$26,001	$23,692

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net income	$25,987	$23,608
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,408	2,485
Depreciation and amortization of intangible assets	8,864	6,112
Excess tax benefits from stock-based award activity	(22,743)	(17,842)
Deferred income taxes	(10,423)	(6,668)
Amortization of premium on investments, net	1,085	435
Amortization of debt issuance costs	281	107
Accretion of debt discounts	906	161
Gain on derivative instrument	—	(348)
Other	39	55
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	1,017	(6,225)
Other receivables	3,695	(284)
Inventories	(687)	—
Prepaid expenses and other current assets	347	3,587
Other long-term assets	75	(114)
Accounts payable	(5,267)	3,122
Deferred revenue	199	1,122
Accrued expenses and other current and long-term liabilities	19,812	22,486

Net cash provided by operating activities	26,595	31,799

Investing Activities:
Purchases of property and equipment	(1,247)	(1,543)
Change in restricted cash	—	231
Equity investment in privately-held company	—	(4,000)
Proceeds from sales of investments	12,272	—
Proceeds from maturities of investments	68,923	18,674
Purchases of investments	(72,415)	(62,077)

Net cash provided (used) by investing activities	7,533	(48,715)

Financing Activities:
Proceeds from issuance of convertible notes, net of debt issuance costs of $6,037	—	195,213
Proceeds from credit facilities	4,000	—
Repayment of credit facilities	(48,000)	—
Excess tax benefits from stock-based award activity	22,743	17,842
Proceeds from stock option exercises	86	293
Proceeds from issuance of stock through employee stock purchase plan	665	461
Tax payments from shares withheld upon vesting of restricted stock units	(1,091)	(536)

Net cash provided (used) by financing activities	(21,597)	213,273

Net increase in cash and cash equivalents	12,531	196,357
Cash and cash equivalents, beginning of period	130,225	68,278

Cash and cash equivalents, end of period	$142,756	$264,635

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$120	$1,006
Cash paid for:
Income taxes	$575	$395
Interest	$876	$738

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Basis of Presentation

Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates three primary businesses: an internet search business, an online tax preparation business, and an e-commerce business. The Search business, InfoSpace, provides search services to distribution partners’ web properties as well as to the Company’s owned and operated properties. The Tax Preparation business consists of the operations of TaxACT, Inc. (“TaxACT”) and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which the Company acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses primarily through its website, www.monoprice.com.

Segments: The Company has three reporting segments: Search, Tax Preparation, and E-Commerce. The Search segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Search” to represent search services, the term “Tax Preparation” to represent services and software sold through the TaxACT business, and the term “E-Commerce” to represent products sold through the Monoprice business (see “Note 9: Segment Information”).

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingencies. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, purchase accounting, valuation of investments, valuation of the Warrant (see “Note 8: Stockholders’ Equity”) and interest rate swap derivatives, revenue recognition, the estimated allowance for sales returns and doubtful accounts, the estimated allowance for obsolete, slow moving, and nonsalable inventory, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.

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

Note 2: Summary of Significant Accounting Policies

Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of results for a full year.

Short-term investments: The Company principally invests its available cash in investment-grade income securities, AAA-rated money market funds, and insured time deposits with commercial banks. Such investments are included in “Cash and cash equivalents” and “Available-for-sale investments” on the consolidated balance sheets, and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” on the consolidated balance sheets. Amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.

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

Derivative instruments and hedging: The Company recognized derivative instruments as either assets or liabilities at their fair value. The Company recorded changes in the fair value of the derivative instruments as gains or losses either in “Other loss, net” on the consolidated statements of comprehensive income, for those not designated as a hedging instrument (the Warrant – see “Note 8: Stockholders’ Equity”), or in “Accumulated other comprehensive income” on the consolidated balance sheets, for those in a hedging relationship (the interest rate swap – see “Note 6: Debt”). All derivative instruments were settled in the last half of 2013.

The change in the fair value of the Warrant resulted in a $0.3 million gain for the three months ended March 31, 2013.

The interest rate swap agreement was used for the purpose of minimizing exposure to changes in interest rates and was accounted for as a cash flow hedge. The hedge was perfectly effective through termination, and no ineffectiveness was recorded in the consolidated statements of comprehensive income.

Fair value of financial instruments: The Company measures its cash equivalents, available-for-sale investments, and derivative instruments at fair value. The Company considers the carrying values of accounts receivable, other receivables, inventories, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Cash equivalents and available-for-sale investments are classified within Level 2 of the fair value hierarchy, because the Company values its cash equivalents and available-for-sale investments utilizing market observable inputs. The Company classified its interest rate swap derivative within Level 2 as the valuation inputs were based on quoted prices and market observable data of similar instruments. As previously discussed, the interest rate swap was terminated in 2013. The Company classified the Warrant derivative within Level 3, because it was valued using the Black-Scholes-Merton valuation model, which had significant unobservable inputs related to historical stock price volatility. This unobservable input reflected the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation required significant judgment. As previously discussed, the Warrant was settled in 2013.

Supplier concentration: A material part of Monoprice’s business is dependent on two vendors. These unrelated vendors accounted for 19% of Monoprice’s inventory purchases during the three months ended March 31, 2014, and 19% of Monoprice’s related accounts payable at March 31, 2014.

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

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this guidance in the first quarter of 2014, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3: Business Combinations

Balance Financial: On October 4, 2013, TaxACT acquired all of the equity of Balance Financial, Inc. (“Balance Financial”), a provider of web and mobile-based financial management software, for $4.9 million in cash which includes a $0.7 million escrow amount recorded in “Other long-term liabilities” for indemnifications related to general representations and warranties. The escrow period expires on June 3, 2015, at which time the amount, net of any indemnifiable losses, will be released. The acquisition of the Balance Financial business is strategic to TaxACT and was funded from the revolving credit loan under the TaxACT 2013 credit facility. See “Note 6: Debt” for further discussion of the TaxACT 2013 credit facility. The identifiable net assets acquired amounted to $1.0 million, consisting primarily of deferred tax assets, and intangible assets acquired amounted to $0.8 million, consisting primarily of internally-developed software and customer relationships both of which have finite lives. Goodwill amounted to $3.1 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.

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

The Company incurred acquisition costs of $0.7 million in 2013, which were recognized in “General and administrative expense.” The Company did not assume any equity awards or plans from Monoprice. Following the completion of the acquisition, the Company issued 27,152 options and 126,259 restricted stock units (“RSUs”), which are at levels consistent with other awards to Blucora subsidiary employees, and 243,750 performance-based RSUs to Monoprice’s employees.

The Company’s estimates of the economic lives of the acquired assets are two years for the business-to-consumer customer relationships, seven years for the business-to-business customer relationships, approximately six years for the personal property assets, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the ability to attract new customers and develop new technologies post-acquisition, which do not qualify for separate recognition. The Company does not expect that any of this goodwill will be deductible for income tax purposes.

The gross contractual amount of trade accounts receivable acquired was $3.2 million, all of which the Company has collected. The Company recorded deferred revenue at a fair value of $1.3 million as of the acquisition date. Prior to the acquisition, Monoprice had recorded deferred revenue at $2.0 million.

Pro Forma Financial Information (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and Monoprice on a pro forma basis for the three months ended March 31, 2013, as though they had been combined as of the beginning of the period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of the period presented. The pro forma condensed combined consolidated statement of operations for the three months ended March 31, 2013 combines the historical results of operations of Blucora and the historical results of operations of Monoprice. The following amounts are in thousands:

Revenue	$200,034
Net income	$23,674

Note 4: Goodwill and Other Intangible Assets

The following table presents goodwill by reportable segment as of March 31, 2014 and December 31, 2013, the balances of which did not change from period to period (in thousands):

	Search	Tax Preparation	E-Commerce	Total
Goodwill	$44,815	$188,541	$115,601	$348,957

Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Other intangible assets, net	Gross carrying amount	Accumulated amortization	Other intangible assets, net
Definite-lived intangible assets:
Installed code base technology	$12,650	$(12,610)	$40	$12,650	$(12,587)	$63
Core technology	1,085	(1,085)	—	1,085	(1,085)	—
Tax Preparation customer relationships	101,400	(27,463)	73,937	101,400	(24,294)	77,106
Tax Preparation proprietary technology	29,800	(16,141)	13,659	29,800	(14,279)	15,521
E-Commerce B2C customer relationships	14,500	(4,405)	10,095	14,500	(2,592)	11,908
E-Commerce B2B customer relationships	16,400	(1,423)	14,977	16,400	(837)	15,563
Balance Financial customer relationships	200	(33)	167	200	(17)	183
Other	6,705	(6,667)	38	6,705	(6,667)	38

Total definite-lived intangible assets	182,740	(69,827)	112,913	182,740	(62,358)	120,382

Indefinite-lived intangible assets:
Tax Preparation trade names	19,499	—	19,499	19,499	—	19,499
E-Commerce trade names	38,000	—	38,000	38,000	—	38,000
Other	183	—	183	183	—	183

Total indefinite-lived intangible assets	57,682	—	57,682	57,682	—	57,682

Total	$240,422	$(69,827)	$170,595	$240,422	$(62,358)	$178,064

Amortization expense was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Statement of comprehensive income line item:
Services cost of revenue	$1,885	$1,940
Amortization of intangible assets	5,584	3,169

Total	$7,469	$5,109

Expected amortization of definite-lived intangible assets held as of March 31, 2014 is presented in the table below (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Services cost of revenue	$5,628	$7,450	$621	$—	$—	$—	$13,699
Amortization of intangible assets	16,750	19,742	15,068	15,018	15,018	17,618	99,214

Total	$22,378	$27,192	$15,689	$15,018	$15,018	$17,618	$112,913

The weighted average amortization periods for definite-lived technology intangible assets and customer relationships is 22 months and 66 months, respectively, and for all definite-lived intangible assets combined is 60 months.

Note 5: Fair Value Measurements

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2014	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$1,300	$—	$1,300	$—
Money market and other funds	47,399	—	47,399	—
Commercial paper	20,499	—	20,499	—
Time deposits	350	—	350	—
Taxable municipal bonds	100	—	100	—

Total cash equivalents	69,648	—	69,648	—

Available-for-sale investments:
U.S. government securities	46,906	—	46,906	—
Commercial paper	12,197	—	12,197	—
Time deposits	12,309	—	12,309	—
Corporate bonds	1,542		1,542
Taxable municipal bonds	120,680	—	120,680	—

Total available-for-sale investments	193,634	—	193,634	—

Total assets at fair value	$263,282	$—	$263,282	$—

		Fair value measurements at the reporting date using
	December 31, 2013	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash equivalents:
U.S. government securities	$6,400	$—	$6,400	$—
Money market and other funds	9,391	—	9,391	—
Commercial paper	17,999	—	17,999	—
Time deposits	499	—	499	—
Taxable municipal bonds	21,215	—	21,215	—

Total cash equivalents	55,504	—	55,504	—

Available-for-sale investments:
U.S. government securities	58,114	—	58,114	—
Commercial paper	14,496	—	14,496	—
Time deposits	9,880	—	9,880	—
Taxable municipal bonds	120,990	—	120,990	—

Total available-for-sale investments	203,480	—	203,480	—

Total assets at fair value	$258,984	$—	$258,984	$—

The Company also had financial instruments that were not measured at fair value. See “Note 6: Debt” for details.

All available-for-sale investments had maturity dates of within one year as follows (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
As of March 31, 2014	$193,613	$34	$(13)	$193,634
As of December 31, 2013	$203,479	$24	$(23)	$203,480

Note 6: Debt

The Company’s debt consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$48,000	$(256)	$47,744	$50,000	$(288)	$49,712
TaxACT 2013 credit facility	29,384	—	29,384	71,384	—	71,384
Convertible Senior Notes	201,250	(18,793)	182,457	201,250	(19,667)	181,583

Total debt	$278,634	$(19,049)	$259,585	$322,634	$(19,955)	$302,679

Monoprice 2013 credit facility: On November 22, 2013, Monoprice entered into an agreement with a syndicate of lenders for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The credit facility consists of a $30.0 million revolving credit loan—which includes up to $5.0 million under a letter of credit and up to $5.0 million in swingline loans—and a $40.0 million term loan for an aggregate $70.0 million credit facility. The final maturity date of the credit facility is November 22, 2018. Monoprice’s obligations under the credit facility are guaranteed by Monoprice Holdings, Inc. and are secured by the assets of the Monoprice business.

Monoprice borrowed $50.0 million under the credit facility, which was used to pay a dividend to Blucora and to pay certain expenses and fees related to the credit facility. Monoprice repaid $2.0 million in March 2014. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of March 31, 2014, Monoprice was in compliance with all of the financial and operating covenants. As of March 31, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

TaxACT 2013 credit facility: On August 30, 2013, TaxACT entered into an agreement with a syndicate of lenders to refinance a 2012 credit facility on more favorable terms. Under that 2012 credit facility, TaxACT borrowed $100.0 million, of which $25.5 million was repaid in 2012, $10.0 million in April 2013, and the remaining $64.5 million in August 2013, the latter amount in connection with the refinancing of this credit agreement. The interest rate on amounts borrowed under the 2012 credit facility was variable. The Company hedged a portion of the interest rate risk through an interest rate swap, which was terminated at break-even on September 10, 2013.

The new 2013 credit facility consists of revolving credit loans, up to $10.0 million in swingline loans, and up to $5.0 million under a letter of credit, which in the aggregate represent a $100.0 million revolving credit commitment that reduces to $90.0 million on August 30, 2014, to $80.0 million on August 30, 2015, and to $70.0 million on August 30, 2016. The final maturity date of the credit facility is August 30, 2018. TaxACT’s obligations under the credit facility are guaranteed by TaxACT Holdings, Inc. and are secured by the assets of the TaxACT business.

TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility, accrued interest, and certain expenses and fees related to the refinancing and an additional $6.0 million was borrowed in October 2013. TaxACT had net repayment activity of $42.0 million during the three months ended March 31, 2014. TaxACT has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, and payable as of the end of each interest period. In each case, the applicable margin within the range depends upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of March 31, 2014, the Company was in compliance with all of the financial and operating covenants. As of March 31, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

On August 30, 2013, the Company performed an analysis by creditor to determine whether the refinancing would be recorded as an extinguishment or a modification of debt and, as a result of this analysis, recognized a loss on partial extinguishment of debt comprised of the following (in thousands):

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

Convertible Senior Notes: On March 15, 2013, the Company issued $201.25 million aggregate principal amount of its Convertible Senior Notes (the “Notes”), inclusive of the underwriters’ exercise in full of their over-allotment option of $26.25 million. The Notes mature on April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with the terms, and bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. The Company initially received net proceeds from the offering of approximately $195.2 million after adjusting for debt issuance costs, including the underwriting discount. After the payment of additional debt issuance costs in the second quarter of 2013, the Company ultimately received net proceeds of approximately $194.8 million.

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

Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•	During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Based on this, the Notes were convertible through March 31, 2014, but none were converted as of that date. As of March 31, 2014, the Notes were not convertible.

•	During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each trading day.

•	If the Company calls any or all of the Notes for redemption.

•	Upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets.

The convertibility of the Notes is determined at the end of each reporting period. If the Notes are determined to be convertible, they remain convertible until the end of the subsequent quarter and are classified in “Current liabilities” on the balance sheet; otherwise, they are classified in “Long-term liabilities.” Depending upon the price of the Company’s common stock or the trading price of the Notes within the reporting period, pursuant to the first two criteria listed above, the Notes could be convertible during one reporting period but not convertible during a comparable reporting period.

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

At the time the Company issued the Notes, the Company was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its annual meeting in May 2013 to allow for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company’s intention is to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium. As of March 31, 2014, the if-converted value of the Notes, based on the 25-day volume weighted average price methodology dictated by the Indenture, did not exceed the principal amount.

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

The Notes are unsecured and unsubordinated obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, and equal in right of payment to any of the Company’s existing and future unsecured indebtedness that is not subordinated. The Notes are effectively junior in right of payment to any of the Company’s secured indebtedness (to the extent of the value of assets securing such indebtedness) and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of the Company’s subsidiaries. The Indenture does not limit the amount of debt that the Company or its subsidiaries may incur.

The Notes may be settled in a combination of cash or shares of common stock given the flexible settlement option. As a result, the Notes contain liability and equity components, which were bifurcated and accounted for separately. The liability component of the Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at a 6.5% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the Notes, resulting in the initial recognition of $22.3 million as the debt discount recorded in additional paid-in capital for the Notes. The carrying amount of the Notes is being accreted to the principal amount over the remaining term to maturity, and the Company is recording corresponding interest expense. The Company incurred debt issuance costs of $6.4 million related to the Notes and allocated $5.7 million to the liability component of the Notes. These costs are being amortized to interest expense over the six-year term of the Notes or the date of conversion, if any.

The following table sets forth total interest expense for the three months ended March 31, 2014 and 2013 related to the Notes (in thousands):

	Three months ended March 31,
	2014	2013
Contractual interest expense (Cash)	$2,138	$380
Amortization of debt issuance costs (Non-cash)	224	34
Accretion of debt discount (Non-cash)	874	132

Total interest expense	$3,236	$546

Effective interest rate of the liability component	7.32%	7.09%

The fair value of the principal amount of the Notes as of March 31, 2014 was $228.3 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.

Note 7: Commitments and Contingencies

There have been no material changes during the three months ended March 31, 2014, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in “Note 9: Commitments and Contingencies” in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 8: Stockholders’ Equity

Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended March 31,
	2014	2013
Services cost of revenues	$159	$219
Engineering and technology	429	253
Sales and marketing	919	477
General and administrative	1,901	1,536

Total	$3,408	$2,485

Excluded and capitalized as part of internal-use software	$31	$11

Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Stock options exercised	8	36
RSUs vested	76	96
Shares purchased pursuant to ESPP	36	36

Total	120	168

Warrant: On August 23, 2011, the Company issued a warrant (the “Warrant”) to purchase 1.0 million shares of Blucora common stock, exercisable at a price of $9.62 per share. The Warrant originally was considered stock-based compensation and was scheduled to expire on August 23, 2014, but the completion of the TaxACT acquisition on January 31, 2012 was an event under the Warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of Blucora. Subsequent to the extension, the Company treated the award as a derivative instrument (see “Note 2: Summary of Significant Accounting Policies”), and the Warrant’s fair value was determined each reporting period with gains or losses related to the change in fair value recorded in “Other loss, net.” On November 21, 2013, the Warrant was exercised and 1.0 million shares of Blucora common stock were purchased for an aggregate exercise price of $9.6 million.

Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase up to $50.0 million of its common stock in open-market transactions through February 2015. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. There was no share repurchase activity during the three months ended March 31, 2014. As of March 31, 2014, the Company may repurchase an additional $40.0 million of its common stock under the repurchase program.

Note 9: Segment Information

The Company changed its segment reporting structure as a result of the Monoprice acquisition on August 22, 2013. The Search segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.

The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of intangible assets to the reportable segments. Such amounts are reflected in the table under the heading “Corporate-level activity.” In addition, the Company does not allocate other loss, net and income tax expense to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Search	$106,765	$100,601
Tax Preparation	72,279	64,737
E-Commerce	37,139	—

Total revenues	216,183	165,338
Operating income:
Search	19,230	18,270
Tax Preparation	37,402	30,784
E-Commerce	3,478	—
Corporate-level activity	(15,494)	(11,795)

Total operating income	44,616	37,259
Other loss, net	(4,069)	(1,005)
Income tax expense	(14,560)	(12,646)

Net income	$25,987	$23,608

Note 10: Net Income Per Share

“Basic net income per share” is computed using the weighted average number of common shares outstanding during the period. “Diluted net income per share” is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, exercise of the Warrant (for the three months ended March 31, 2013), and conversion or maturity of the Notes. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.

Weighted average shares were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Weighted average common shares outstanding, basic	42,162	40,911
Dilutive potential common shares	2,359	3,383

Weighted average common shares outstanding, diluted	44,521	44,294
Shares excluded	739	929

Shares excluded primarily related to stock options with an exercise price greater than the average price during the applicable periods and awards with performance conditions not completed during the applicable periods.

As more fully discussed in “Note 6: Debt,” in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. During the three months ended March 31, 2013, the conversion of the Notes could only be settled in shares of the Company’s common stock. As a result, the Company utilized the if-converted method for the Notes in determining dilutive potential common shares for the three months ended March 31, 2013. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, since the second quarter of 2013 the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which occurred in the three months ended March 31, 2014.

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Numerator:
Net income.	$25,987	$23,608
Add: Interest expense, amortization of debt issuance costs, and accretion of discount on the Notes, net of tax effect	—	356
Less: Gain on derivative instrument	—	(348)

Net income – diluted	$25,987	$23,616

Denominator:
Weighted average common shares outstanding, diluted	44,521	44,294
Net income per share – diluted	$0.58	$0.53

Note 11: Subsequent Event

On April 21, 2014, the Company entered into a definitive agreement to acquire the assets and operations of HowStuffWorks, which will become part of the segment that includes the InfoSpace business, from Discovery Communications LLC for approximately $45.0 million in cash. The acquisition of HowStuffWorks is strategic to the InfoSpace business and will be funded from cash on hand. The transaction is expected to close in the second quarter of 2014, subject to customary closing conditions.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, prospects, and other characterizations of future events or circumstances, to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Part II Item 1A, “Risk Factors,” and elsewhere in this report. You should not rely on forward-looking statements included herein, which speak only as of the date of this Quarterly Report on Form 10-Q or the date specified herein. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

Blucora (the “Company”, “Blucora”, or “we”) operates a portfolio of leading internet businesses: an internet search business, an online tax preparation business, and an e-commerce business. The Search business, InfoSpace, provides search services to distribution partners’ web properties as well as to our owned and operated properties. The Tax Preparation business consists of the operations of TaxACT and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, which we acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses.

Our Businesses

Search

The majority of our revenues are generated by our Search segment. The InfoSpace search business primarily offers search services through the web properties of its distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. The search business also distributes aggregated search content through its owned and operated websites, such as Dogpile.com and WebCrawler.com. Our search revenue primarily is derived from search content providers who provide paid search links for display as part of our search services. From these content providers, whom we refer to as our Search Customers, we license rights to certain search products and services, including both non-paid and paid search links. We receive revenues from our Search Customers when an end user of our web search services clicks on a paid search link that is provided by that Search Customer and displayed on one of our owned and operated web properties or displayed on the web property of one of our search distribution partners. Revenues are recognized in the period in which such paid clicks occur and are based on the amounts earned and remitted to us by our Search Customers for such clicks. Our main Search Customer agreements are with Google and Yahoo!. We derive a significant portion of our revenue from Google, and we expect this concentration to continue in the foreseeable future. For the three months ended March 31, 2014, Search revenue from Google accounted for approximately 84% of our Search segment revenue and 42% of our total revenue.

Tax Preparation

Our TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. TaxACT generates revenue primarily through its online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to e-file his or her federal income tax return without paying for upgraded services and may do so for every form that the IRS allows to be e-filed. This free offer differentiates TaxACT’s offerings from many of its competitors who limit their free software and/or services offerings to certain categories of customers or certain forms. The TaxACT business generates revenue from a percentage of these “free” users who purchase a state form or choose to upgrade for a fee to the Deluxe or Ultimate offering, which includes additional support, tools, or state forms in the case of the Ultimate offering. In addition, revenue is generated from the sale of ancillary services, which include, among other things, tax preparation support services, data archive services, bank services (including reloadable pre-paid debit card services), and additional e-filing services. TaxACT is the recognized value player in the digital do-it-yourself space, offering comparable software and/or services at a lower cost to the end user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers historically has constituted a relatively small percentage of the TaxACT business’s overall revenue and requires relatively modest incremental development costs as the basic software is substantially similar to the consumer-facing software and online service.

E-Commerce

Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through distributor, reseller, and marketplace agreements. Monoprice has built a well-respected consumer brand by delivering products with premium quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 6,500 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.

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

Acquisition

On August 22, 2013, we acquired Monoprice for $182.9 million in cash, after a $0.4 million working capital adjustment in the fourth quarter of 2013. Monoprice is included in our financial results beginning on August 22, 2013, the acquisition date.

Comparability

Certain prior period amounts have been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

Summary

(In thousands, except percentages)	Three months ended March 31,
	2014	Percentage Change	2013
Services revenue	$179,044	8%	$165,338
Product revenue, net	$37,139	100%	—

Total revenues	$216,183	31%	$165,338
Operating income	$44,616	20%	$37,259

Total revenues increased $50.8 million due to an increase of $6.2 million in revenue related to our Search business driven by an increase in revenue from owned and operated web properties offset by a decrease in revenue from distribution partners, an increase of $7.5 million in our Tax Preparation business, and the addition of $37.1 million in product revenue from the Monoprice business that we acquired in August 2013.

Operating income increased $7.3 million due to the $50.8 million increase in revenue, offset by a $43.5 million increase in operating expenses. Key changes in operating expenses were:

•	$5.2 million increase in the Search segment’s operating expenses primarily as a result of higher spending on our online marketing, offset by lower revenue share to our distribution partners with the decrease in Search distribution revenue and decreased content costs.

•	$0.9 million increase in the Tax Preparation segment’s operating expenses primarily due to increased spending on marketing campaigns for the current tax season and higher personnel expenses due to increased headcount.

•	The inclusion of $33.7 million in E-Commerce segment operating expenses due to the acquisition of Monoprice in August 2013.

•	$3.7 million increase in corporate-level expense activity, primarily as a result of amortization expense associated with the acquisition of Monoprice and higher stock-based compensation related to the issuance of equity awards to Monoprice employees and, to a lesser extent, increased equity award activity to existing employees.

SEGMENT REVENUE/OPERATING INCOME

The revenue and operating income amounts in this section are presented on a basis consistent with GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in “Note 9: Segment Information” in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, and income tax expense to segment operating results. We analyzed these separately.

Following the acquisition of Monoprice, we determined that we have three reportable segments: Search, Tax Preparation, and E-Commerce.

Search

(In thousands, except percentages)	Three months ended March 31,
	2014	Percentage Change	2013
Revenue	$106,765	6%	$100,601
Operating income	$19,230	5%	$18,270
Segment margin	18%		18%

Search revenue: Our ability to increase search revenue is dependent on our ability to attract and retain distribution partners and users of our owned and operated properties, which relies on providing a satisfying end user experience. In addition, providing an attractive monetization proposition, as well as support and service, for distribution partners continues to be a key driver in our ability to grow distribution revenue.

Search operating income: Because we share revenue with our distribution partners, the Search segment’s cost of revenue will increase or decrease if search services revenue generated through our distribution partners’ web properties increases or decreases, respectively. The cost of revenue also can be impacted by the mix of revenue generated by our distribution partners. In addition, we manage our online marketing by projecting a desired return on our marketing expenditures and attempting to market according to that projected return.

The following table presents our Search revenue by source and as a percentage of total Search revenue (in thousands, except for percentages):

	Three months ended March 31,
	2014	Percentage of Revenue	2013	Percentage of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$83,636	78%	$87,301	87%
Revenue from new distribution partners (launched during the then-current year)	129	—	1,171	1%

Revenue from distribution partners	83,765	78%	88,472	88%
Revenue from owned and operated properties	23,000	22%	12,129	12%

Total Search revenue	$106,765		$100,601

Search revenue increased $6.2 million due to revenue generated by our owned and operated properties, which increased by $10.9 million, or 90%, primarily as a result of continued investment in online marketing to drive end users to our owned and operated properties. Revenue from distribution partners decreased $4.7 million, or 5%, driven by decreases of $3.7 million and $1.0 million in revenue from existing partners and new partners (both defined in table above), respectively. We generated 36% and 43% of our search revenue through our top five distribution partners in the three months ended March 31, 2014 and 2013, respectively. The web properties of our top five distribution partners for the three months ended March 31, 2014 generated 33% of our search revenue in the three months ended March 31, 2013.

As we previously disclosed, under our recently renewed agreement, Google is no longer required to provide advertisements from Google’s AdSense for Search to our owned and operated or distributed mobile search services. However, we have continued to work with Google in a limited way on mobile AdSense after April 1, 2014 as Google works on this transition. While we have displayed some Google mobile ads in April, the impact of this limited mobile advertising is relatively insignificant. We cannot offer assurances that we will be able to continue to work with Google on mobile agreements going forward, and any agreement that we may be able to reach with Google in the future is expected to be limited to our owned and operated properties and at a revenue share rate that is significantly lower than the revenue share rate for desktop advertisements.

Search operating income increased $1.0 million due to the increase in revenue, offset by an increase of $5.2 million in operating expenses. The increase in Search segment operating expenses primarily was due to a $9.8 million increase in spending on our online marketing, offset by a $4.9 million, or 7%, decrease in Search services cost of revenue primarily driven by the decrease in distribution revenue and the resulting revenue share to our distribution partners and decreased content costs.

Current volatility in the Search business: Our Search business has been subject to volatility in the past and is currently experiencing renewed and significant volatility related to a number of factors. As we discussed on our earnings call held on February 20, 2014, we expected second quarter revenue to be down sequentially and likely represent a low point for the year. This expectation was driven by changes to our mobile advertising offering as a result of our new agreement with Google. However, we now expect the impact to be greater than previously anticipated, and this impact has been exacerbated by other factors, which are discussed below. Together, these issues are causing a slowdown that began late in the first quarter, are continuing to impact the second quarter, and may extend into subsequent periods.

Our owned and operated search business has slowed significantly due to the unexpected impact of a technology change that has decreased the return on investment of online marketing for our WebCrawler.com owned and operated site. In the first quarter of 2014, we began the process of implementing a change to our search services platforms to incorporate certain technology requirements that were requested by our Search Customers and that reflect an emerging search industry standard. We began this implementation for certain distribution partners in late January 2014 and are continuing to migrate partners and our owned and operated sites. We implemented the change on our WebCrawler.com site, which has a separate code base from our other sites, on February 25, 2014, and the transition brought a significant and unexpected negative impact on paid click conversion and on rates per click. The resulting decrease in revenue led to a decrease in our projected return on investment for our marketing expenditures. Because we manage our online marketing according to a projected return on investment, we significantly reduced online marketing expenditures to levels that allowed us to meet our desired rate of return. We are continuing our analysis and have not yet determined with certainty the causes of the trends in paid click conversion and rates per click, and while we are taking steps to address technological issues and optimize our technology and processes to allow us to profitably ramp our online marketing expenditures to previous levels, we cannot be certain that we will be able to do so.

We are also experiencing volatility in our distribution network due to a number of factors. These factors have jointly contributed to a decline in revenue from our distribution network, with some or all of the factors impacting partners in various ways and to varying degrees. Because the financial effects of changes in our distribution business are typically most pronounced in the months following the change, as our distribution partners analyze the impact and make adjustments to their businesses, we believe that the impact of the following factors will be felt most significantly in the second quarter, and we hope that the distribution business will begin to recover in subsequent periods. One of the factors causing volatility in the distribution network is the technology change described above, which we also began implementing for our distribution partners earlier in the first quarter of 2014. While the overall impact has been less pronounced in our distribution network than for our WebCrawler.com site, we have seen a negative impact for some partners. Additionally, we are experiencing a negative impact from our announcement in February 2014 of the removal, effective April 1, 2014, of Google mobile search ads from our search service under our new agreement with Google. The impact of this announced change has been more significant than expected due to certain distribution partners migrating their respective mobile and tablet originated traffic to other content provider networks. Finally, as we do in every quarter, we have either suspended or limited access to our services for certain distribution partners due to our policy and compliance requirements, which evolve over time and are partially driven by our Search Customers. Our recent compliance efforts are not unusual for the Search business as we continually monitor and enforce compliance in our networks. However, in conjunction with the other impacts described above and slower than expected growth in new distribution partners, these compliance efforts are contributing to a decrease in revenue expectations.

We are taking steps to address all of the volatility factors described above but can provide no assurance that these steps will be implemented in a timely manner or successfully address these factors. As a result, we are uncertain of the precise impact of this volatility in the second quarter and its continuing impact in the third quarter and beyond. However, we currently anticipate the negative impact on Search revenue for the second quarter of 2014 from the factors described above will be in the range of approximately $24.0 million to $32.0 million, with Search segment margin compressing by 200 to 250 basis points, as compared to reported revenue and segment margin for the first quarter of 2014.

Tax Preparation

(In thousands, except percentages)	Three months ended March 31,
	2014	Percentage Change	2013
Revenue	$72,279	12%	$64,737
Operating income	$37,402	22%	$30,784
Segment margin	52%		48%

Our ability to generate tax preparation revenue largely is driven by our ability to effectively market our consumer tax preparation software and online services and our ability to sell the related deluxe and ancillary services to our customers. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual returns for their clients. Revenue from the professional tax preparation software is derived in two ways: from per-unit licensing fees for the software and from amounts that we charge to e-file through the software. Revenue from professional tax preparers historically has constituted a relatively small percentage of the overall revenue for the TaxACT business.

Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We measure our individual tax preparation customers using the number of accepted federal tax e-filings made through our software and services. We refer to such tax filings as “e-files.” We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the tax preparation business. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which historically has grown modestly, because we have not made significant pricing adjustments. E-file metrics for the three months ended March 31 and the tax season, which commenced when the IRS began accepting e-files, were as follows (in thousands, except percentages):

	Three months ended March 31,			Tax seasons ended
	2014	2013	Percentage change	April 16, 2014	April 16, 2013	Percentage change
TaxACT desktop e-files	174	190	-9%	246	270	-9%
TaxACT online e-files	4,022	3,855	4%	5,067	4,865	4%

TaxACT sub-total e-files	4,196	4,045	4%	5,313	5,135	3%
TaxACT Free File Alliance e-files (1)	166	111	49%	210	147	43%

TaxACT total e-files	4,362	4,156	5%	5,523	5,282	5%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.

Tax Preparation revenue increased $7.5 million primarily due to a 4% increase in consumer e-files and increased sales of bank services in the current year. Revenue derived from professional tax preparers also contributed to the increase, with a 10% increase in preparer e-files coupled with an increase in the number of professional preparer units sold.

Tax Preparation operating income increased $6.6 million due to the increase in revenue, offset by an increase of $0.9 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing campaigns for the current tax season and an increase in personnel expenses mainly due to higher headcount supporting all functions.

E-Commerce

The E-Commerce segment was new as of August 22, 2013 due to our acquisition of Monoprice.

(In thousands, except percentages)	Three months ended March 31, 2014
Revenue	$37,139
Operating income	$3,478
Segment margin	9%

The E-Commerce segment generates revenue by importing and selling self-branded consumer electronics and accessories for both consumers and businesses. Substantially all of our products are sold via the internet at www.monoprice.com. E-Commerce revenue growth largely is driven by our ability to increase the number of orders to new and existing consumer and business customers. While order growth slowed for the current period as compared to the prior period, it was offset by an increase in the average order value. Order numbers decreased for the current period as compared to the comparable prior period as follows:

Three months ended March 31, 2014
Order numbers	-2%

Gross profit for our E-Commerce segment consists of net sales less the cost of sales. Our cost of sales includes the product cost, outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from our suppliers are included in our inventory and recognized as cost of revenues upon sale of products to our customers. Our gross profit margin has been consistent historically, and we expect it to continue to remain consistent primarily based on our efficient product cost structure enabled by a direct import supply solution.

The remaining operating expenses primarily consist of personnel expenses (which include salaries, benefits, and other employee-related costs) related to personnel engaged in sales and marketing (including fulfillment which includes purchasing, customer and technical support, receiving, inspection, and warehouse functions), engineering and technology, and general and administrative activities, as well as marketing costs, credit card fees, temporary help, contractors, and facility costs.

Corporate-Level Activity

(In thousands)	Three months ended March 31,
	2014	Change	2013

Operating expenses	$3,222	$24	$3,198
Stock-based compensation	3,408	923	2,485
Depreciation	1,395	392	1,003
Amortization of intangible assets	7,469	2,360	5,109

Total corporate-level activity	$15,494	$3,699	$11,795

Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of intangible assets. For further detail, refer to segment information appearing in “Note 9: Segment Information” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Operating expenses included in corporate-level activity were comparable to the prior period.

Stock-based compensation increased primarily due to the issuance of equity awards to Monoprice employees and, to a lesser extent, increased award activity to existing employees.

Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition.

OPERATING EXPENSES

Cost of Revenues

(In thousands, except percentages)	Three months ended March 31,
	2014	Change	2013
Services cost of revenue	$71,293	$(5,694)	$76,987
Product cost of revenue	25,029	25,029	—

Total cost of revenues	$96,322	$19,335	$76,987
Percentage of revenues	45%		47%

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

Services cost of revenue decreased primarily due to decreased Search services cost of revenue of $4.9 million driven by the decrease in revenue generated from distribution partners and the resulting revenue share to our distribution partners and decreased content costs.

Product cost of revenue represents costs related to Monoprice.

Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,
	2014	Change	2013
Engineering and technology	$4,135	$1,597	$2,538
Percentage of revenues	2%		2%

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

Engineering and technology expenses increased, of which $1.2 million was attributable to Monoprice.

Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,
	2014	Change	2013
Sales and marketing	$55,836	$17,352	$38,484
Percentage of revenues	26%		23%

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

Sales and marketing expenses increased, of which $6.2 million was attributable to Monoprice (excluding stock-based compensation). The remaining increase primarily was due to a $10.2 million increase in marketing expenses in our Search and Tax Preparation businesses and a $0.6 million increase in personnel expenses. The increase in marketing expenses was driven by increased online marketing by our Search segment and increased marketing campaign activity for the current tax season by our Tax Preparation segment. Personnel expenses increased primarily due to higher stock-based compensation related to the issuance of equity awards to Monoprice employees and increased equity award activity to existing employees.

General and Administrative

(In thousands, except percentages)	Three months ended March 31,
	2014	Change	2013
General and administrative	$8,632	$2,248	$6,384
Percentage of revenues	4%		4%

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

G&A expenses increased, of which $1.3 million was attributable to Monoprice (excluding stock-based compensation). The remaining increase primarily was due to a $0.8 million increase in personnel expenses, consisting of an increase in salaries, benefits, and other employee-related costs attributable to increased headcount in the current year to support operations and higher stock-based compensation related to the issuance of equity awards to Monoprice employees and increased award activity to existing employees.

Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Three months ended March 31,
	2014	Change	2013
Depreciation	$1,058	$541	$517
Amortization of intangible assets	5,584	2,415	3,169

Total depreciation and amortization of intangible assets	$6,642	$2,956	$3,686
Percentage of revenues	3%		2%

Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenues. Amortization of definite-lived intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.

Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition.

Other Loss, Net

(In thousands)	Three months ended March 31,
	2014	Change	2013
Interest income	$(108)	$(53)	$(55)
Interest expense	3,015	1,867	1,148
Amortization of debt issuance costs	281	174	107
Accretion of debt discounts	906	745	161
Gain on derivative instrument	—	348	(348)
Other	(25)	(17)	(8)

Other loss, net	$4,069	$3,064	$1,005

The increases in interest expense, amortization of debt issuance costs, and accretion of debt discounts were primarily related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, partially offset by decreases in the same categories due to the TaxACT credit facility refinancing in August 2013.

On November 21, 2013, the Warrant to purchase 1.0 million shares of Blucora common stock issued in August 2011 was exercised in full. The change in the fair value of the Warrant, driven by the change in the value of our common stock, resulted in a $0.3 million gain on derivative instrument during the three months ended March 31, 2013. Refer to “Note 2: Summary of Significant Accounting Policies” and “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Income Taxes

We recorded income tax expense of $14.6 million and $12.6 million in the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014 and 2013, income tax expense did not differ significantly from taxes at the statutory rates.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA: We define Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the effects of income taxes, depreciation, amortization of intangible assets, stock-based compensation, and other loss, net (which primarily includes items such as interest income, interest expense, amortization of debt issuance costs, accretion of debt discounts, loss on debt extinguishment and modification expense, gains or losses on derivative instrument, other-than-temporary impairment losses on equity investments, and adjustments to the fair values of contingent liabilities related to business combinations).

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

	Three months ended March 31,
	2014	2013
Net income	$25,987	$23,608
Stock-based compensation	3,408	2,485
Depreciation and amortization of intangible assets	8,864	6,112
Other loss, net	4,069	1,005
Income tax expense	14,560	12,646

Adjusted EBITDA	$56,888	$45,856

The increase in Adjusted EBITDA was due to increases in segment operating income of $1.0 million and $6.6 million related to our Search and Tax Preparation segments, respectively, driven by growth in those respective segments as well as segment operating income of $3.5 million for our E-Commerce segment which was new in the third quarter of 2013 due to the Monoprice acquisition.

Non-GAAP net income: We define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, accretion of debt discount on the Convertible Senior Notes, loss on debt extinguishment and modification expense, gains or losses on derivative instrument, other-than-temporary impairment losses on equity investments, the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income tax expense because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire, if unutilized, between 2020 and 2024.

We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and, therefore, our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented below (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net income	$25,987	$23,608
Stock-based compensation	3,408	2,485
Amortization of acquired intangible assets	7,469	5,109
Accretion of debt discount on Convertible Senior Notes	874	132
Gain on derivative instrument	—	(348)
Cash tax impact of adjustments to GAAP net income	(54)	(163)
Non-cash income tax expense	12,319	11,174

Non-GAAP net income	$50,003	$41,997

Per diluted share:
Net income	$0.58	$0.53
Stock-based compensation	0.07	0.06
Amortization of acquired intangible assets	0.17	0.11
Accretion of debt discount on Convertible Senior Notes	0.02	0.00
Gain on derivative instrument	—	0.00
Cash tax impact of adjustments to GAAP net income	0.00	0.00
Non-cash income tax expense	0.28	0.25

Non-GAAP net income per share	$1.12	$0.95

The increase in non-GAAP net income was due to increases in segment operating income of $1.0 million and $6.6 million related to our Search and Tax Preparation segments, respectively, driven by growth in those respective segments as well as segment operating income of $3.5 million for our E-Commerce segment which was new in the third quarter of 2013 due to the Monoprice acquisition. Offsetting the increases in segment operating income was a $1.9 million increase in interest expense related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, partially offset by decreased interest expense on the TaxACT credit facility refinancing in August 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of March 31, 2014, we had cash and marketable investments of $336.4 million, consisting of cash and cash equivalents of $142.8 million and available-for-sale investments of $193.6 million. We generally invest our excess cash in high quality marketable investments. These investments include securities issued by U.S. government agencies, money market funds, commercial paper, time deposits, corporate bonds, and municipal bonds. All of our financial instrument investments held at March 31, 2014 had minimal default risk and short-term maturities.

We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part II Item 1A of this report) under the heading “Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital and capital expenditures.”

Use of Cash

We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, in acquiring new businesses or assets, for repayment of debt, or for stock repurchases. Such businesses or assets may not be related to Search, Tax Preparation, or E-Commerce, and such acquisitions will result in further transaction-related costs. We currently are focused on the following areas: improving the search services and tax preparation services and products offered to our end users, maintaining our current search distribution partners and tax preparation customers, adding new search distribution partners and tax preparation customers, expanding our tax preparation offerings, increasing the number of

e-commerce orders through existing and new consumer and business customers, e-commerce marketing investment, e-commerce product category expansion and diversification, e-commerce expansion into new geographic areas, continuing to build our e-commerce brand recognition, and seeking opportunities to use our resources to acquire and integrate new businesses and assets. Within our Search, Tax Preparation, and E-Commerce businesses, engineering, operations, and product management personnel remain paramount to our ability to enhance our current technology, increase our distribution network and customer reach for the Search business, deliver high quality tax preparation services for the Tax Preparation business, and provide superior product value and customer service for the E-Commerce business. As a result, we expect to continue to invest in our workforce and research and development operations.

On August 30, 2013, TaxACT entered into an agreement to refinance a 2012 credit facility on more favorable terms. Under that 2012 credit facility, TaxACT borrowed $100.0 million, of which $25.5 million was repaid in 2012, $10.0 million in April 2013, and the remaining $64.5 million in August 2013, the latter amount in connection with the refinancing of this credit agreement. The new 2013 credit facility consists of a $100.0 million revolving credit commitment that reduces to $90.0 million on August 30, 2014, to $80.0 million on August 30, 2015, and to $70.0 million on August 30, 2016. The final maturity date of the 2013 credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The 2013 credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of March 31, 2014. TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility and $6.0 million was an additional draw in October 2013. TaxACT had net repayment activity of $42.0 million during the three months ended March 31, 2014. For further detail, see “Note 6: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

On August 22, 2013, we acquired Monoprice for $182.9 million in cash. The acquisition of Monoprice was funded from our available cash. On November 22, 2013, Monoprice entered into a $70.0 million credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of March 31, 2014. Monoprice borrowed $50.0 million under the credit facility, receiving net proceeds of approximately $49.3 million. Monoprice repaid $2.0 million in March 2014. For further detail, see “Note 6: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

On March 15, 2013, we issued $201.25 million principal amount of Convertible Senior Notes (the “Notes”). The Notes are due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. The Notes bear interest at a rate of 4.25% per year, payable semi-annually beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see “Note 6: Debt” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Our board of directors approved a stock repurchase program whereby we may purchase up to $50.0 million of our common stock in open-market transactions through February 2015. There was no share repurchase activity during the three months ended March 31, 2014. As of March 31, 2014, we may repurchase an additional $40.0 million of our common stock under the repurchase program. See “Note 8: Stockholders’ Equity” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report for additional information regarding the Company’s stock repurchase program.

Contractual Obligations and Commitments

There have been no material changes during the three months ended March 31, 2014, outside of the ordinary course of our business, to the contractual obligations and commitments specified in “Note 9: Commitments and Contingencies” in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Off-balance sheet arrangements

We have no off-balance sheet arrangements other than operating leases.

Cash Flows

Our cash flows were comprised of the following (in thousands):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$26,595	$31,799
Net cash provided (used) by investing activities	7,533	(48,715)
Net cash provided (used) by financing activities	(21,597)	213,273

Net increase in cash and cash equivalents	$12,531	$196,357

Net cash from operating activities: Net cash from operating activities consists of net income, offset by certain non-cash adjustments, and changes in our working capital.

Net cash provided by operating activities was $26.6 million and $31.8 million for the three months ended March 31, 2014 and 2013, respectively. The activity in the three months ended March 31, 2014 included $7.4 million of net income (offset by non-cash adjustments) and a $19.2 million working capital contribution. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, TaxACT’s seasonality further provided for working capital contributions in payable and accrual balances, offset by reduced payable and accrual balances related to Monoprice inventory purchases and the Search business’ online marketing spending.

The activity in the three months ended March 31, 2013 included $8.1 million of net income (offset by non-cash adjustments) and a $23.7 million working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity. In addition, TaxACT’s working capital contribution related to the seasonality effect of the first quarter. To a lesser extent, the amounts from accounts receivable and accounts payable also reflected higher Search distribution revenue and the resulting revenue share to our distribution partners.

Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases, as well as proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.

Net cash provided by investing activities was $7.5 million for the three months ended March 31, 2014 compared to net cash used by investing activities of $48.7 million for the three months ended March 31, 2013. The activity in the three months ended March 31, 2014 primarily consisted of net cash inflows on our available-for-sale investments of $8.8 million offset by $1.3 million in purchases of property and equipment. The activity in the three months ended March 31, 2013 primarily consisted of net cash outlays on our available-for-sale investments of $43.4 million, a $4.0 million investment in a privately-held company, and $1.5 million in purchases of property and equipment.

Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.

Net cash used by financing activities was $21.6 million for the three months ended March 31, 2014 compared to net cash provided by financing activities of $213.3 million for the three months ended March 31, 2013. The activity for the three months ended March 31, 2014 primarily consisted of combined payments of $48.0 million on the Monoprice and TaxACT 2013 credit facilities. This cash outflow was offset by $22.7 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $4.0 million in proceeds from the TaxACT 2013 credit facility, and $0.8 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.

The activity for the three months ended March 31, 2013 primarily consisted of $195.2 million in net proceeds from the issuance of the Notes, $17.8 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $0.8 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2014 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See “Note 2: Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Subsequent Event

See “Note 11: Subsequent Event” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended March 31, 2014. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We acquired Monoprice on August 22, 2013. We are assessing the internal controls of Monoprice but do not believe that those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 7: Commitments and Contingencies” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

Item 1A. Risk Factors

RISKS COMMON TO ALL OF OUR BUSINESSES

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.

The online service, software, and e-commerce industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in the Search, Tax Preparation, and E-Commerce segments offer new and enhanced products and services every year, and customer expectations change as a result. We must successfully innovate and develop new products and features to meet changing customer needs and expectations, and we must continually update our technology infrastructure. We will need to devote significant resources to continue to develop our skills, tools, and capabilities to capitalize on existing and emerging technologies. Our inability to successfully introduce new and enhanced products and services on a timely basis, or to successfully evolve our technology infrastructure, could harm our business and financial results.

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

Developing or acquiring a business or technology, and then integrating it with our other operations, will be complex, time consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses, including our recent acquisition of the Monoprice business, is not successful, we may experience adverse financial or competitive effects.

Our stock price has been highly volatile and such volatility may continue.

The trading price of our common stock has been highly volatile. Between April 1, 2012 and March 31, 2014, our closing stock price ranged from $10.98 to $29.82. On April 25, 2014, the closing price of our common stock was $18.52. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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

In November 2013, Monoprice incurred debt as part of our acquisition of Monoprice’s business, of which $48.0 million remained outstanding as of March 31, 2014. In addition, TaxACT incurred debt as part of our acquisition of TaxACT’s business, which was refinanced with a new credit agreement on August 30, 2013 and of which $29.4 million remained outstanding as of March 31, 2014. Both are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

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

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of March 31, 2014, Monoprice and TaxACT had $48.0 million and $29.4 million outstanding, respectively, under the credit agreements entered into in November 2013 and August 2013, respectively. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 42% of our total Company revenues in the three months ended March 31, 2014. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but Yahoo!’s percentage of our revenue generally has declined over the course of the past several years, and now constitutes a much less significant source of revenue than Google. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our Search operations, and its position as the overwhelming market leader in the search industry, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid search results. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid search results may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.

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

Our Search business, and that of most of our distribution partners, is primarily based on searches conducted from browsers and other applications on desktop and laptop computers. As mobile phones, tablets, and other mobile devices increase in popularity, functionality, and usage, mobile searches will constitute an increasing percentage of the search market. Because our Search business has been primarily focused on the desktop and laptop markets, we may have less experience and capability in offering and monetizing mobile search services than our competitors. In addition, because we rely on our Search Customers to provide us with search results and advertisements, our ability to innovate for mobile search and to expand in that market is dependent on the cooperation of, and collaboration with, those Search Customers. Under the terms of our new agreement with Google, which took effect on April 1, 2014, Google is no longer obligated to provide us with AdSense for Search advertisements on our mobile search services, and this change will require us to increase usage of our other current advertising solutions for mobile and/or find additional mobile advertising solutions and partners. We have continued to work with Google in a limited way on mobile AdSense after April 1, 2014, and while we have displayed some Google mobile ads in April, the impact of this limited reach with Google will be at a revenue share rate that is significantly lower than the revenue share rate for desktop advertisements. If we cannot develop services and partners that allow us to sufficiently innovate for the mobile search market and if our mobile advertising solutions monetize at a significantly lower level than our desktop advertising solutions, our ability to participate in the market shift to mobile search will be impaired, which will likely have a material adverse effect on our Search business and its financial results.

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

Additionally, as our business evolves, we expect that the guidelines of Google and Yahoo!, as well as the parties’ interpretations of compliance, breach, and sufficient justification for suspension of use of content will change. Both Yahoo! and Google regularly change their guidelines and requirements, both as part of our renegotiation of our agreements with them and generally as they manage their networks of distribution partners. These changes in the guidelines and any changes in the parties’ interpretations of those guidelines may result in restrictions on our use of the Google and Yahoo! search services, and may require us to restrict or suspend part or all of our owned and operated search services or those of any of our distribution partners. Restrictions on our use of Google and Yahoo! search services could have a material adverse effect on our business and financial results.

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

We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 39% of our total revenues for the three months ended March 31, 2014 came from searches conducted by end users on the web properties of our search distribution partners, and approximately 18% of our total revenues for the same time period came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners come up for renewal in 2014, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. In addition, if these larger partners violate our policies, or those of our Search Customers, we may suspend or limit their access to our search services. If we are unable to maintain relationships with our distribution partners on favorable terms, our business and financial results could be materially adversely affected.

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

The current volatility in the search business may continue.

Our Search business has been subject to volatility in the past and is currently experiencing renewed and significant volatility related to a number of factors. Specifically, the factors discussed in Part I Item 2 of this report under the heading “Current volatility in the Search business” are causing a slowdown that began late in the first quarter of 2014, are continuing to impact the second quarter of 2014, and may extend into subsequent periods. If we are unable to successfully address these factors, they are likely to continue to have a material adverse effect on our Search business and its financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. See “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the Company’s stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See exhibits listed under the Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Blucora 2014 Executive Bonus Plan	8-K	February 12, 2014	10.1

10.2†	Google Services Agreement between InfoSpace LLC and Google, Inc. dated February 19, 2014	8-K/A	March 28, 2014	10.1

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended January 31, 2014, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets (ii) Unaudited Condensed Consolidated Statements of Operations, (iii), Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit to this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.