Form 10-Q
period 2014-06-30
BLUCORA, INC.
filed 2014-08-07
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number: 000-25131

BLUCORA, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 NE 8th Street, Suite 800 Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 1, 2014
Common Stock, Par Value $0.0001	41,124,267

BLUCORA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$69,764	$130,225
Available-for-sale investments	208,856	203,480
Accounts receivable, net of allowance of $57 and $62	35,680	48,081
Other receivables	3,915	8,292
Inventories	30,564	28,826
Prepaid expenses and other current assets, net	8,656	9,774
Total current assets	357,435	428,678
Property and equipment, net	16,330	16,108
Goodwill	364,054	348,957
Other intangible assets, net	188,323	178,064
Other long-term assets	5,575	6,223
Total assets	$931,717	$978,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,257	$61,268
Accrued expenses and other current liabilities	23,714	31,109
Deferred revenue	5,880	7,510
Short-term portion of long-term debt, net	7,912	7,903
Convertible senior notes, net	—	181,583
Total current liabilities	80,763	289,373
Long-term liabilities:
Long-term debt, net	57,242	113,193
Convertible senior notes, net	183,347	—
Deferred tax liability, net	38,443	56,861
Deferred revenue	2,889	1,814
Other long-term liabilities	2,669	2,719
Total long-term liabilities	284,590	174,587
Total liabilities	365,353	463,960
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value, $0.0001 - authorized, 900,000 shares; issued and outstanding, 41,039 and 42,083 shares	4	4
Additional paid-in capital	1,481,523	1,466,043
Accumulated deficit	(917,253)	(951,977)
Accumulated other comprehensive income	2,090	—
Total stockholders’ equity	566,364	514,070
Total liabilities and stockholders’ equity	$931,717	$978,030
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Services revenue	$106,270	$117,181	$285,314	$282,519
Product revenue, net	35,299	—	72,438	—
Total revenues	141,569	117,181	357,752	282,519
Operating expenses:
Cost of revenues:
Services cost of revenue	56,233	69,352	127,526	146,339
Product cost of revenue	23,137	—	48,166	—
Total cost of revenues	79,370	69,352	175,692	146,339
Engineering and technology	4,817	2,508	8,952	5,046
Sales and marketing	22,287	14,695	78,123	53,179
General and administrative	10,425	6,557	19,057	12,941
Depreciation	1,135	524	2,193	1,041
Amortization of intangible assets	5,761	3,168	11,345	6,337
Total operating expenses	123,795	96,804	295,362	224,883
Operating income	17,774	20,377	62,390	57,636
Other loss, net	(3,724)	(6,304)	(7,793)	(7,309)
Income before income taxes	14,050	14,073	54,597	50,327
Income tax expense	(5,313)	(5,667)	(19,873)	(18,313)
Net income	$8,737	$8,406	$34,724	$32,014
Net income per share:
Basic	$0.21	$0.20	$0.83	$0.78
Diluted	$0.20	$0.20	$0.79	$0.75
Weighted average shares outstanding:
Basic	41,570	41,050	41,866	40,981
Diluted	43,084	42,724	43,803	42,657
Other comprehensive income:
Net income	$8,737	$8,406	$34,724	$32,014
Unrealized gain (loss) on available-for-sale investments, net of tax	2,076	(8)	2,090	36
Unrealized gain on derivative instrument, net of tax	—	169	—	209
Reclassification adjustment for realized gain on available-for-sale investments, net of tax, included in net income	—	(1)	—	(1)
Other comprehensive income	2,076	160	2,090	244
Comprehensive income	$10,813	$8,566	$36,814	$32,258
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net income	$34,724	$32,014
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,366	5,238
Depreciation and amortization of intangible assets	17,920	12,197
Excess tax benefits from stock-based award activity	(34,369)	(27,036)
Deferred income taxes	(18,172)	(10,632)
Amortization of premium on investments, net	2,221	1,311
Amortization of debt issuance costs	565	583
Accretion of debt discounts	1,822	1,110
Loss on derivative instrument	—	1,975
Other	57	237
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	12,347	(591)
Other receivables	4,362	(180)
Inventories	(1,738)	—
Prepaid expenses and other current assets	874	4,383
Other long-term assets	48	(94)
Accounts payable	(18,011)	(2,641)
Deferred revenue	(555)	1,088
Accrued expenses and other current and long-term liabilities	26,789	30,214
Net cash provided by operating activities	35,250	49,176
Investing Activities:
Business acquisition, net of cash acquired	(44,927)	—
Purchases of property and equipment	(2,859)	(2,047)
Change in restricted cash	—	287
Equity investment in privately-held company	—	(4,000)
Proceeds from sales of investments	21,546	8,710
Proceeds from maturities of investments	121,496	53,398
Purchases of investments	(144,049)	(167,434)
Net cash used by investing activities	(48,793)	(111,086)
Financing Activities:
Proceeds from issuance of convertible notes, net of debt issuance costs of $6,432	—	194,818
Proceeds from credit facilities	4,000	—
Repayment of credit facilities	(60,000)	(10,000)
Stock repurchases	(25,785)	(1,051)
Excess tax benefits from stock-based award activity	34,369	27,036
Proceeds from stock option exercises	1,746	1,244
Proceeds from issuance of stock through employee stock purchase plan	665	461
Tax payments from shares withheld upon vesting of restricted stock units	(1,913)	(1,442)
Net cash provided (used) by financing activities	(46,918)	211,066
Net increase (decrease) in cash and cash equivalents	(60,461)	149,156
Cash and cash equivalents, beginning of period	130,225	68,278
Cash and cash equivalents, end of period	$69,764	$217,434
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$120	$1,006
Cash paid for:
Income taxes	$2,012	$1,020
Interest	$5,766	$1,444
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates three primary businesses: an internet search and content business, an online tax preparation business, and an e-commerce business. The Search and Content business, InfoSpace, provides search, content, and other services to users of its owned and operated and distribution partners properties. The Tax Preparation business consists of the operations of TaxACT, Inc. (“TaxACT”) and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which the Company acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses primarily through its website, www.monoprice.com.
On May 30, 2014, InfoSpace acquired the assets of HowStuffWorks (“HSW”), which constituted a business, pursuant to the terms of the Asset Purchase Agreement dated April 18, 2014. HSW provides online content through various websites, including www.HowStuffWorks.com. HSW generates revenue primarily through advertisements appearing on its websites.
Segments: The Company has three reportable segments: Search and Content (formerly known as Search), Tax Preparation, and E-Commerce. The Search and Content segment is the InfoSpace business, which now includes HSW, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Search and Content” to represent search and content services, the term “Tax Preparation” to represent services and software sold through the TaxACT business, and the term “E-Commerce” to represent products sold through the Monoprice business (see “Note 9: Segment Information”).
Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingencies. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, acquisition accounting, valuation of investments, valuation of the Warrant (see “Note 8: Stockholders’ Equity”) and interest rate swap derivatives, revenue recognition, the estimated allowance for sales returns and doubtful accounts, the estimated allowance for obsolete, slow moving, and nonsalable inventory, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.
Seasonality: Blucora’s Tax Preparation segment is highly seasonal, with the significant majority of its annual revenue earned in the first four months of the Company’s fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels. Revenue from the E-Commerce segment also is seasonal, with revenues historically being the lowest in the second quarter, a period that does not include consumer back-to-school or holiday-related spending.

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
Short-term investments: The Company principally invests its available cash in fixed income debt and marketable equity securities. Fixed income debt securities include investment-grade income securities, AAA-rated money market funds, and insured time deposits with commercial banks. Equity securities include common stock in a publicly traded company. Such investments are included in “Cash and cash equivalents” and “Available-for-sale investments” on the consolidated balance sheets and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” on the consolidated balance sheets. Amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
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
Derivative instruments and hedging: The Company recognized derivative instruments as either assets or liabilities at their fair value. The Company recorded changes in the fair value of the derivative instruments as gains or losses either in “Other loss, net” on the consolidated statements of comprehensive income, for those not designated as a hedging instrument (the Warrant – see “Note 8: Stockholders’ Equity”), or in “Accumulated other comprehensive income” on the consolidated balance sheets, for those used in a hedging relationship (the interest rate swap – see “Note 6: Debt”). The Warrant and interest rate swap were settled in the last half of 2013.
The change in the fair value of the Warrant resulted in losses of $2.3 million and $2.0 million for the three and six months ended June 30, 2013, respectively.
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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Marketable equity securities are classified within Level 1 of the fair value hierarchy because the Company values its marketable equity securities using quoted prices in active markets for identical securities. Cash equivalents and debt securities are classified within Level 2 of the fair value hierarchy because the Company values its cash equivalents and debt securities utilizing market observable inputs. The Company classified its interest rate swap derivative within Level 2 as the valuation inputs were based on quoted prices and market observable data of similar instruments. As previously discussed, the interest rate swap was terminated in 2013. The Company classified the Warrant derivative within Level 3, because it was valued using the Black-Scholes-Merton valuation model, which had significant unobservable inputs related to historical stock price volatility. This unobservable input reflected the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation required significant judgment. As previously discussed, the Warrant was settled in 2013.
Supplier concentration: A material part of Monoprice’s business is dependent on two vendors. These unrelated vendors accounted for 19% and 18% of Monoprice’s inventory purchases during the three and six months ended June 30, 2014, respectively, and 22% of Monoprice’s related accounts payable at June 30, 2014.
Recent accounting pronouncements: Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.
In May 2014, the FASB issued guidance codified in ASC 606, "Revenue from Contracts with Customers," which amends the guidance in former ASC 605 "Revenue Recognition." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2016. Earlier adoption is not permitted. The Company currently is evaluating the impact of this guidance on its consolidated financial statements.
In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this guidance in the first quarter of 2014, and the adoption did not have a material impact on the Company’s consolidated financial statements.
Note 3: Business Combinations
HSW: On May 30, 2014, InfoSpace acquired HSW, a provider of online content (see "Note 1: The Company and Basis of Presentation"), for $44.9 million in cash, which was funded from available cash. The acquisition of HSW is strategic to InfoSpace and intended to expand its operations. HSW is included in the Search and Content segment. The identifiable net assets acquired amounted to approximately $4.5 million, consisting primarily of marketable equity securities, and intangible assets acquired amounted to approximately $25.4 million, consisting of $18.2 million in content, $1.3 million in proprietary technology, and $5.9 million in trade names. The Company estimates the economic lives of the content and proprietary technology to be 10 years and 4 years, respectively, and the trade names are estimated to have indefinite lives. Goodwill amounted to $15.1 million and is expected to be deductible for income tax purposes. Goodwill consists largely of the ability to attract new customers through utilization of current content and to develop new content post-acquisition, which do not qualify for separate recognition. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.
Balance Financial: On October 4, 2013, TaxACT acquired all of the equity of Balance Financial, Inc. (“Balance Financial”), a provider of web and mobile-based financial management software, for $4.9 million in cash which includes a $0.7 million escrow amount recorded in “Accrued expenses and other current liabilities” for indemnifications related to general representations and warranties. The escrow period expires on April 4, 2015, at which time the amount, net of any indemnifiable losses, will be released. The acquisition of the Balance Financial business is strategic to TaxACT and was funded from the revolving credit loan under the TaxACT 2013 credit facility. See “Note 6: Debt” for further discussion of the TaxACT 2013 credit facility. Balance Financial is included in the Tax Preparation segment. The identifiable net assets acquired amounted to $1.0 million, consisting primarily of deferred tax assets, and intangible assets acquired amounted to $0.8 million, consisting primarily of internally-developed software and customer relationships both of which have finite lives. Goodwill amounted to

$3.1 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.
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
Valuations were as follows (in thousands):

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
Pro Forma Financial Information (unaudited)
The financial information in the table below summarizes the combined results of operations of Blucora and Monoprice on a pro forma basis for the three and six months ended June 30, 2013, as though they had been combined as of the beginning of the periods presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of the periods presented. The pro forma condensed combined consolidated statements of operations for the three and six months ended June 30, 2013 combines the historical results of operations of Blucora and the historical results of operations of Monoprice. The following amounts are in thousands:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenue	$150,674	$350,708
Net income	$9,114	$32,788
Note 4: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

		Search and Content	Tax Preparation	E-Commerce	Total
Goodwill as of	December 31, 2013	$44,815	$188,541	$115,601	$348,957
Addition		15,097	—	—	15,097
Goodwill as of	June 30, 2014	$59,912	$188,541	$115,601	$364,054
The goodwill addition related to the acquisition of HSW as described in "Note 3: Business Combinations."
Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$132,500	$(38,906)	$93,594	$132,500	$(27,740)	$104,760
Technology	44,805	(31,744)	13,061	43,535	(27,951)	15,584
Content	18,200	(152)	18,048	—	—	—
Other	6,705	(6,667)	38	6,705	(6,667)	38
Total definite-lived intangible assets	202,210	(77,469)	124,741	182,740	(62,358)	120,382
Indefinite-lived intangible assets:
Trade names	63,399	—	63,399	57,499	—	57,499
Other	183	—	183	183	—	183
Total indefinite-lived intangible assets	63,582	—	63,582	57,682	—	57,682
Total	$265,792	$(77,469)	$188,323	$240,422	$(62,358)	$178,064

Amortization expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Statement of comprehensive income line item:
Services cost of revenue	$1,881	$1,927	$3,766	$3,867
Amortization of intangible assets	5,761	3,168	11,345	6,337
Total	$7,642	$5,095	$15,111	$10,204
Expected amortization of definite-lived intangible assets held as of June 30, 2014 is presented in the table below (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Services cost of revenue	$3,747	$7,450	$621	$—	$—	$—	$11,818
Amortization of intangible assets	12,236	21,880	17,206	17,155	16,970	27,476	112,923
Total	$15,983	$29,330	$17,827	$17,155	$16,970	$27,476	$124,741
The weighted average amortization periods for definite-lived intangible assets are as follows: 63 months for customer relationships, 22 months for technology, 119 months for content, and 67 months for total definite-lived intangible assets.
Note 5: Fair Value Measurements
The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2014	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$23,128	$—	$23,128	$—
Commercial paper	7,299	—	7,299	—
Time deposits	598	—	598	—
Taxable municipal bonds	10,137	—	10,137	—
Total cash equivalents	41,162	—	41,162	—
Available-for-sale investments:
Debt securities:
U.S. government securities	51,791	—	51,791	—
Commercial paper	22,094	—	22,094	—
Time deposits	22,669	—	22,669	—
Corporate bonds	1,538	—	1,538	—
Taxable municipal bonds	104,195	—	104,195	—
Total debt securities	202,287	—	202,287	—
Equity securities	6,569	6,569	—	—
Total available-for-sale investments	208,856	6,569	202,287	—
Total assets at fair value	$250,018	$6,569	$243,449	$—

		Fair value measurements at the reporting date using
	December 31, 2013	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S. government securities	$6,400	$—	$6,400	$—
Money market and other funds	9,391	—	9,391	—
Commercial paper	17,999	—	17,999	—
Time deposits	499	—	499	—
Taxable municipal bonds	21,215	—	21,215	—
Total cash equivalents	55,504	—	55,504	—
Available-for-sale investments:
U.S. government securities	58,114	—	58,114	—
Commercial paper	14,496	—	14,496	—
Time deposits	9,880	—	9,880	—
Taxable municipal bonds	120,990	—	120,990	—
Total available-for-sale investments	203,480	—	203,480	—
Total assets at fair value	$258,984	$—	$258,984	$—
The Company also had financial instruments that were not measured at fair value. See “Note 6: Debt” for details.
The contractual maturities of the debt securities classified as available-for-sale at June 30, 2014 and December 31, 2013 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale investments as of	June 30, 2014
Debt securities		$202,266	$30	$(9)	$202,287
Equity securities		4,493	2,076	—	6,569
Total		$206,759	$2,106	$(9)	$208,856
Available-for-sale investments as of	December 31, 2013	$203,479	$24	$(23)	$203,480
Available-for-sale investments as of December 31, 2013 included only debt securities.

Note 6: Debt
The Company’s debt consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$46,000	$(230)	$45,770	$50,000	$(288)	$49,712
TaxACT 2013 credit facility	19,384	—	19,384	71,384	—	71,384
Convertible Senior Notes	201,250	(17,903)	183,347	201,250	(19,667)	181,583
Total debt	$266,634	$(18,133)	$248,501	$322,634	$(19,955)	$302,679
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
Monoprice borrowed $50.0 million under the credit facility, which was used to pay a dividend to Blucora and to pay certain expenses and fees related to the credit facility. Monoprice repaid $4.0 million in 2014. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of June 30, 2014, Monoprice was in compliance with all of the financial and operating covenants. As of June 30, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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

TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility, accrued interest, and certain expenses and fees related to the refinancing and an additional $6.0 million was borrowed in October 2013. TaxACT had net repayment activity of $52.0 million in 2014. TaxACT has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, and payable as of the end of each interest period. In each case, the applicable margin within the range depends upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of June 30, 2014, the Company was in compliance with all of the financial and operating covenants. As of June 30, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
On August 30, 2013, the Company performed an analysis by creditor to determine whether the refinancing would be recorded as an extinguishment or a modification of debt and, as a result of this analysis, recognized a loss on partial extinguishment of debt comprised of the following (in thousands):

Refinancing fees paid to creditors, including arrangement fee, classified as extinguishment	$567
Deferred financing costs on extinguished debt	726
Debt discount on extinguished debt	300
Total	$1,593
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of June 30, 2014, the Notes were not convertible.

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
At the time the Company issued the Notes, the Company was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its annual meeting in May 2013 to allow for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company’s intention is to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium. As of June 30, 2014, the if-converted value of the Notes, based on the 25-day volume weighted average price methodology dictated by the Indenture, did not exceed the principal amount.
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
The following table sets forth total interest expense for the three and six months ended June 30, 2014 and 2013 related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Contractual interest expense (Cash)	$2,139	$2,138	$4,277	$2,518
Amortization of debt issuance costs (Non-cash)	228	215	452	249
Accretion of debt discount (Non-cash)	890	841	1,764	973
Total interest expense	$3,257	$3,194	$6,493	$3,740
Effective interest rate of the liability component	7.32%	7.36%	7.32%	7.32%
The fair value of the principal amount of the Notes as of June 30, 2014 was $221.9 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Note 7: Commitments and Contingencies
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in “Note 9: Commitments and Contingencies” in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Litigation: From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. Following is a brief description of the more significant legal proceedings. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the Company believes that resolving claims against it, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties.
On May 12, 2014, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its officers.  The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  A substantially similar complaint was filed in the same court on May 14, 2014.  These cases purport to be brought on behalf of a class of persons who purchased the Company’s common stock during the period between November 5, 2013, and February 20, 2014.  The Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements and failing to disclose material adverse facts about the Company's business, operations, and prospects.  The Plaintiffs claim that, as a result of these alleged wrongs, the price of the Company’s common stock was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, and an award of attorneys’ fees and costs.  The Company believes that the claims against it are without merit and intends to defend itself vigorously in this matter.
Note 8: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenues	$113	$228	$272	$447
Engineering and technology	315	319	744	572
Sales and marketing	722	526	1,641	1,003
General and administrative	1,808	1,680	3,709	3,216
Total	$2,958	$2,753	$6,366	$5,238
Excluded and capitalized as part of internal-use software	$23	$23	$54	$34
In May 2012, the Company granted 190,000 stock options to certain employees who perform acquisition-related activities. The awards' vestings were predicated on completing "qualified acquisitions" under the terms of the awards. The completion of the HSW acquisition on May 30, 2014 constituted a qualified acquisition under the terms of the awards. The vestings of the awards resulted in a charge of $0.3 million to stock-based compensation expense in the three and six months ended June 30, 2014, which was classified in "General and administrative" expense.

Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
RSUs vested	129	128	205	224
Stock options exercised	132	82	140	118
Shares purchased pursuant to ESPP	—	—	36	36
Total	261	210	381	378
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
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the six months ended June 30, 2014, the Company purchased 1.4 million shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $25.7 million and an average price of $18.05 per share. As of June 30, 2014, the Company may repurchase an additional $49.3 million, which also takes into consideration share repurchases during 2013 of $10.0 million, of its common stock under the repurchase program.
Note 9: Segment Information
The Company changed its segment reporting structure as a result of the Monoprice acquisition on August 22, 2013. The Search and Content segment (formerly known as the Search segment) is the InfoSpace business, which now includes HSW, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Search and Content	$79,818	$94,497	$186,583	$195,098
Tax Preparation	26,452	22,684	98,731	87,421
E-Commerce	35,299	—	72,438	—
Total revenues	141,569	117,181	357,752	282,519
Operating income:
Search and Content	14,032	17,912	33,262	36,182
Tax Preparation	17,211	14,438	54,613	45,222
E-Commerce	2,378	—	5,856	—
Corporate-level activity	(15,847)	(11,973)	(31,341)	(23,768)
Total operating income	17,774	20,377	62,390	57,636
Other loss, net	(3,724)	(6,304)	(7,793)	(7,309)
Income tax expense	(5,313)	(5,667)	(19,873)	(18,313)
Net income	$8,737	$8,406	$34,724	$32,014
Note 10: Net Income Per Share
“Basic net income per share” is computed using the weighted average number of common shares outstanding during the period. “Diluted net income per share” is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, exercise of the Warrant (for the three and six months ended June 30, 2013), and conversion or maturity of the Notes. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.
Weighted average shares were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding, basic	41,570	41,050	41,866	40,981
Dilutive potential common shares	1,514	1,674	1,937	1,676
Weighted average common shares outstanding, diluted	43,084	42,724	43,803	42,657
Shares excluded	906	1,122	823	1,043
Shares excluded primarily related to stock options with an exercise price greater than the average price during the applicable periods and awards with performance conditions not completed during the applicable periods.
As more fully discussed in “Note 6: Debt,” in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur in the three months ended June 30, 2014.
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
Overview
Blucora (the “Company”, “Blucora”, or “we”) operates a portfolio of leading internet businesses: an internet search and content business, an online tax preparation business, and an e-commerce business. The Search and Content business, InfoSpace, provides search services to distribution partners’ web properties and to our owned and operated properties as well as online content. The Tax Preparation business consists of the operations of TaxACT and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, which we acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses.
Our Businesses
Search and Content
The majority of our revenues are generated by our Search and Content segment (formerly known as our Search segment). The InfoSpace business provides search, content, and other services to users of our owned and operated and distribution partner properties. Our owned and operated properties include Dogpile.com, WebCrawler.com, Zoo.com, and HowStuffWorks.com (acquired May 30, 2014, see below). Infospace has a network of over 100 distribution partners and provides services to users through the respective web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner.
The Search and Content segment's revenue primarily consists of advertising revenue, which is generated through the display of paid listings in response to search queries, as well as from advertisements appearing on our HowStuffWorks.com website. The paid listings, as well as algorithmic search results, primarily are supplied by Google and Yahoo!, whom we refer to as our Search Customers. When a user submits a search query through one of our owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. If the paid listing click occurred on one of our distribution partners' properties, we pay a significant share of our revenue to the distribution partner. Revenues are recognized in the period in which such clicks on paid listings occur and are based on the amounts earned and remitted to us by our Search Customers.
We derive a significant portion of our revenue from Google, and we expect this concentration to continue in the foreseeable future. For the three and six months ended June 30, 2014, Search revenue from Google accounted for approximately 79% and 82%, respectively, of our Search and Content segment revenue and 44% and 43%, respectively, of our total revenue. For further discussion of this concentration risk, see the paragraph in our Risk Factors (Part II Item 1A of this report) under the heading "Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google or any other significant Search Customer would harm our business and financial results.”
On May 30, 2014, InfoSpace acquired HowStuffWorks (“HSW”), a provider of online content through various websites, including www.HowStuffWorks.com.
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
E-Commerce
Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through distributor, reseller, and marketplace agreements. Monoprice has built a well-respected consumer brand by delivering products with premium quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 6,800 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.
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
Acquisition
On May 30, 2014, InfoSpace acquired HSW for $44.9 million in cash. HSW is included in our financial results beginning on May 30, 2014, the acquisition date.
On August 22, 2013, we acquired Monoprice for $182.9 million in cash, after a $0.4 million working capital adjustment in the fourth quarter of 2013. Monoprice is included in our financial results beginning on August 22, 2013, the acquisition date.
Comparability
Certain prior period amounts have been reclassified to conform to the current period presentation.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Services revenue	$106,270	$117,181	(9)%	$285,314	$282,519	1%
Product revenue, net	35,299	—	100%	72,438	—	100%
Total revenues	$141,569	$117,181	21%	$357,752	$282,519	27%
Operating income	$17,774	$20,377	(13)%	$62,390	$57,636	8%

Three months ended June 30, 2014 compared with three months ended June 30, 2013
Total revenues increased $24.4 million due to an increase of $3.8 million in our Tax Preparation business and the addition of $35.3 million in product revenue from the Monoprice business that we acquired in August 2013, offset by a decrease of $14.7 million in revenue related to our Search and Content business.
Operating income decreased $2.6 million, consisting of the $24.4 million increase in revenue and offset by a $27.0 million increase in operating expenses. Key changes in operating expenses were:

•
$10.8 million decrease in the Search and Content segment’s operating expenses primarily as a result of lower revenue share to our distribution partners with the decrease in Search and Content distribution revenue and decreased content costs, offset in part by higher spending on our online marketing.

•	$1.0 million increase in the Tax Preparation segment’s operating expenses primarily due to higher personnel expenses due to increased headcount.

•	The inclusion of $32.9 million in E-Commerce segment operating expenses due to the acquisition of Monoprice in August 2013.

•
$3.9 million increase in corporate-level expense activity primarily as a result of amortization expense associated with the acquisition of Monoprice, depreciation expense on fixed assets attributable to Monoprice, and employee separation costs.

Segment results are discussed in the next section.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
Total revenues increased $75.2 million due to an increase of $11.3 million in our Tax Preparation business and the addition of $72.4 million in product revenue from the Monoprice business that we acquired in August 2013, offset by a net decrease of $8.5 million in revenue related to our Search and Content business.
Operating income increased approximately $4.8 million, consisting of the $75.2 million increase in revenue and offset by a $70.5 million increase in operating expenses. Key changes in operating expenses were:

•
$5.6 million decrease in the Search and Content segment’s operating expenses primarily as a result of lower revenue share to our distribution partners with the decrease in Search and Content distribution revenue and decreased content costs, offset by higher spending on our online marketing.

•
$1.9 million increase in the Tax Preparation segment’s operating expenses primarily due to higher personnel expenses due to increased headcount and higher spending on marketing campaigns for the current tax season.

•	The inclusion of $66.6 million in E-Commerce segment operating expenses due to the acquisition of Monoprice in August 2013.

•
$7.6 million increase in corporate-level expense activity primarily as a result of amortization expense associated with the acquisition of Monoprice, depreciation expense on fixed assets attributable to Monoprice, higher stock-based compensation related to the issuance of equity awards to Monoprice employees, increased equity award activity to existing employees, and stock options that vested upon completion of the HSW acquisition, and employee separation costs.

Segment results are discussed in the next section.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in “Note 9: Segment Information” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, and income tax expense to segment operating results. We analyze these separately.
Following the acquisition of Monoprice, we determined that we have three reportable segments: Search and Content, Tax Preparation, and E-Commerce.
Search and Content

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Revenue	$79,818	$94,497	(16)%	$186,583	$195,098	(4)%
Operating income	$14,032	$17,912	(22)%	$33,262	$36,182	(8)%
Segment margin	18%	19%		18%	19%
Search and Content revenue: Our ability to increase Search and Content revenue is dependent on our ability to attract and retain distribution partners and users of our owned and operated properties, which relies on providing a satisfying end user experience. In addition, providing an attractive monetization proposition, as well as support and service, for distribution partners continues to be a key driver in our ability to grow distribution revenue.
Search and Content operating income: Because we share revenue with our distribution partners, the Search and Content segment’s cost of revenue will increase or decrease if search services revenue generated through our distribution partners’ web properties increases or decreases, respectively. The cost of revenue can be impacted by the mix of revenue generated by our distribution partners. We manage our online marketing by projecting a desired return on our marketing expenditures and attempting to market according to that projected return.
The following table presents our Search and Content revenue by source and as a percentage of total Search and Content revenue:

(In thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2014	Percentage of Revenue	2013	Percentage of Revenue	2014	Percentage of Revenue	2013	Percentage of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$65,358	82%	$75,851	80%	$148,993	80%	$163,152	84%
Revenue from new distribution partners (launched during the then-current year)	1,162	1%	4,713	5%	1,291	1%	5,884	3%
Revenue from distribution partners	66,520	83%	80,564	85%	150,284	81%	169,036	87%
Revenue from owned and operated properties	13,298	17%	13,933	15%	36,299	19%	26,062	13%
Total Search and Content revenue	$79,818		$94,497		$186,583		$195,098
Three months ended June 30, 2014 compared with three months ended June 30, 2013
Search and Content revenue decreased approximately $14.7 million, or 16%, primarily due to a decrease in revenue from distribution partners. Revenue from distribution partners decreased approximately $14.0 million, or 17%, driven by decreases of $10.5 million and $3.6 million in revenue from existing partners and new partners (both defined in table above), respectively. We generated 39% and 37% of our Search and Content revenue through our top five distribution partners in the three months ended June 30, 2014 and 2013, respectively. The web properties of our top five distribution partners for the three months ended June 30, 2014 generated 31% of our Search and Content revenue in the three months ended June 30, 2013.
The decrease in distribution revenue was driven by factors--which included a technology change, changes to our mobile advertising offering as a result of our new agreement with Google, and suspended or limited access to our services for certain distribution partners due to normal monitoring of our policy and compliance requirements--as discussed further in the section "Update to volatility in the Search and Content business" below.
Revenue generated by our owned and operated properties (which includes HSW) decreased $0.6 million, or 5%, due to a decrease in revenue from our legacy owned and operated properties, offset by the revenue contribution from HSW.
Search and Content operating income decreased $3.9 million, consisting of the $14.7 million decrease in revenue, offset by a decrease of $10.8 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $12.6 million, or 20%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share to our distribution partners and decreased content costs. This decrease was offset by a $1.3 million increase in spending on our online marketing, the result of which caused a lower return on online marketing expenditures. The lower return on online marketing expenditures experienced in the current period, which is discussed under "Update to volatility in the Search and Content business" below, coupled with flat core operating expenses, were the primary drivers of the decrease in segment margin.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
Search and Content revenue decreased approximately $8.5 million, or 4%. Revenue from distribution partners decreased $18.8 million, or 11%, driven by decreases of $14.2 million and $4.6 million in revenue from existing partners and new partners (both defined in table above), respectively. The decrease in distribution revenue was affected by the same factors described above that impacted the quarterly period. Revenue generated by our owned and operated properties (which includes HSW) increased $10.2 million, or 39%, primarily as a result of year-over-year growth in the first quarter of 2014 of $10.9 million due to increased investment over the prior year in online marketing to drive end users to our owned and operated properties, offset by the net revenue decrease in the second quarter of 2014 as discussed above.
Search and Content operating income decreased $2.9 million, consisting of the $8.5 million decrease in revenue, offset by a decrease of $5.6 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $17.5 million, or 13%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share to our distribution partners and decreased content costs. This decrease was offset by an $11.1 million increase in spending on our online marketing, the result of which caused a lower return on online marketing expenditures. The lower return on online marketing expenditures experienced in the current period, which is discussed under "Update to volatility in the Search and Content business" below, coupled with flat core operating expenses, were the primary drivers of the decrease in segment margin.
Update to volatility in the Search and Content business: We disclosed the following factors as having an impact on our results in the "Current volatility in the Search business" section in Part I Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014: a technology change, changes to our mobile advertising offering as a result of our new agreement with Google, and suspended or limited access to our services for certain distribution partners due to normal monitoring of our policy and compliance requirements. We believe that the issues with the technology change have been substantially addressed.
Due to the factors listed above, as expected, we experienced downward pressure in our results for the second quarter of 2014 as follows:
•Decreased revenue from existing distribution partners;
•Decreased revenue from new distribution partners; and
•Lower return on online marketing expenditures.
We believe that the Search and Content segment results for the second quarter of 2014 are representative of the expected results going forward, although we expect that segment margin may compress further from the second quarter of 2014 level, in part due to the changes noted above. These results could be further impacted by a resurgence in these, or other volatility factors, including those discussed in our Risk Factors (Part II Item 1A of this report) under the section heading "Risks Related to our Search and Content Business."
We are working to optimize and enhance our search and content services in an effort to further stabilize and grow the Search and Content business on a sequential basis, including through the addition of HSW, although we expect year-over-year quarterly declines through the first quarter of 2015.

Tax Preparation

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Revenue	$26,452	$22,684	17%	$98,731	$87,421	13%
Operating income	$17,211	$14,438	19%	$54,613	$45,222	21%
Segment margin	65%	64%		55%	52%
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
Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid products and services. We measure our individual tax preparation customers using the number of accepted federal tax e-filings made through our software and services. We refer to such tax filings as “e-files.” We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the tax preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Six months ended June 30,
	2014	2013	Percentage Change
TaxACT desktop e-files	251	275	(9)%
TaxACT online e-files	5,189	4,968	4%
TaxACT sub-total e-files	5,440	5,243	4%
TaxACT Free File Alliance e-files (1)	218	152	43%
TaxACT total e-files	5,658	5,395	5%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
Three months ended June 30, 2014 compared with three months ended June 30, 2013

Tax Preparation revenue increased $3.8 million primarily due to a 4% increase in consumer e-files, growth in average revenue per user, increased sales of bank services in the current year, and increasing payments over the past couple years related to data archive services that are recognized as revenue over the related contractual term. Revenue derived from professional tax preparers also contributed to the increase, with an 18% increase in preparer e-files coupled with an increase in the number of professional preparer units sold.
Tax Preparation operating income increased $2.8 million due to the $3.8 million increase in revenue, offset by an increase of $1.0 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses mainly due to higher headcount supporting all functions.
Six months ended June 30, 2014 compared with six months ended June 30, 2013

Tax Preparation revenue increased $11.3 million primarily due to a 4% increase in consumer e-files, growth in average revenue per user, increased sales of bank services in the current year, and increasing payments over the past couple years related to data archive services that are recognized as revenue over the related contractual term. Revenue derived from professional tax preparers also contributed to the increase, with a 12% increase in preparer e-files coupled with an increase in the number of professional preparer units sold.

Tax Preparation operating income increased $9.4 million due to the $11.3 million increase in revenue, offset by an increase of $1.9 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses mainly due to higher headcount supporting all functions and, to a lesser extent, increased spending on marketing campaigns for the current tax season.
E-Commerce
The E-Commerce segment was new as of August 22, 2013 due to our acquisition of Monoprice.

(In thousands, except percentages)	Three months ended June 30, 2014	Six months ended June 30, 2014
Revenue	$35,299	$72,438
Operating income	$2,378	$5,856
Segment margin	7%	8%
The E-Commerce segment generates revenue by importing and selling self-branded consumer electronics and accessories for both consumers and businesses. Substantially all of our products are sold via the internet at www.monoprice.com. E-Commerce revenue growth largely is driven by our ability to increase the number of orders to new and existing consumer and business customers. While order growth slowed for the current period as compared to the prior period, it was offset by an increase in the average order value. Order numbers decreased for the three and six months ended June 30, 2014 as compared to the comparable prior periods as follows:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Order numbers	(7)%	(5)%
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
The remaining operating expenses primarily consist of personnel expenses (which include salaries, benefits, and other employee-related costs) related to personnel engaged in sales and marketing (including fulfillment, which includes purchasing, customer and technical support, receiving, inspection, and warehouse functions), engineering and technology, and general and administrative activities, as well as marketing costs, credit card fees, temporary help, contractors, and facility costs. For the three and six months ended June 30, 2014, E-Commerce segment operating expenses included a $1.2 million charge triggered by the resignation of Ajay Kumar, the President of Monoprice. On June 24, 2014, the Company accepted the resignation of Mr. Kumar, and under the circumstances of that resignation, Mr. Kumar was entitled to receive payment under the terms of the Restricted Cash Agreement that was entered into in connection with our acquisition of Monoprice. The amount that Mr. Kumar was entitled to under the Restricted Cash Agreement was the deferred amount that he otherwise would have been entitled to receive at the time of the 2013 sale of Monoprice to Blucora. Refer to our Current Report on Form 8-K dated June 24, 2014 for additional information. Discussion of the employee separation costs paid to Mr. Kumar is covered under Corporate-Level Activity below.
Corporate-Level Activity

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Operating expenses	$3,833	$3,135	$698	$7,055	$6,333	$722
Stock-based compensation	2,958	2,753	205	6,366	5,238	1,128
Depreciation	1,414	990	424	2,809	1,993	816
Amortization of intangible assets	7,642	5,095	2,547	15,111	10,204	4,907
Total corporate-level activity	$15,847	$11,973	$3,874	$31,341	$23,768	$7,573
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
Three months ended June 30, 2014 compared with three months ended June 30, 2013
Operating expenses included in corporate-level activity increased primarily due to employee separation costs associated with Mr. Kumar's employment agreement.
Stock-based compensation increased primarily due to stock options that vested upon completion of the HSW acquisition (for further detail, see "Note 8: Stockholders' Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report).
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
Operating expenses included in corporate-level activity increased primarily due to employee separation costs associated with Mr. Kumar's employment agreement.
Stock-based compensation increased primarily due to the issuance of equity awards to Monoprice employees, increased award activity to existing employees, and stock options that vested upon completion of the HSW acquisition (as mentioned above).
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition.
OPERATING EXPENSES
Cost of Revenues

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Services cost of revenue	$56,233	$69,352	$(13,119)	$127,526	$146,339	$(18,813)
Product cost of revenue	23,137	—	23,137	48,166	—	48,166
Total cost of revenues	$79,370	$69,352	$10,018	$175,692	$146,339	$29,353
Percentage of revenues	56%	59%		49%	52%
We record the cost of revenues for services and products when the related revenue is recognized. Services cost of revenue consists of costs related to our Search and Content and Tax Preparation segments, which includes revenue sharing arrangements with our distribution partners, usage-based content fees, royalties, and bank product service fees. In addition, services cost of revenue includes costs associated with the operation of the data centers that serve our Search and Content and Tax Preparation businesses, which include personnel expenses (including salaries, stock-based compensation, benefits, and other employee-related costs), depreciation, and amortization of intangibles. Product cost of revenue consists of costs related to our E-Commerce segment, which includes product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence.
Three months ended June 30, 2014 compared with three months ended June 30, 2013
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $12.6 million, driven by the decrease in revenue generated from distribution partners and the resulting revenue share to our distribution partners and decreased content costs.
Product cost of revenue represents costs related to Monoprice.

Six months ended June 30, 2014 compared with six months ended June 30, 2013
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $17.5 million, driven by the decrease in revenue generated from distribution partners and the resulting revenue share to our distribution partners and decreased content costs.
Product cost of revenue represents costs related to Monoprice.
Engineering and Technology

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Engineering and technology	$4,817	$2,508	$2,309	$8,952	$5,046	$3,906
Percentage of revenues	3%	2%		3%	2%
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
Three months ended June 30, 2014 compared with three months ended June 30, 2013
Engineering and technology expenses increased, of which $1.5 million was attributable to Monoprice (excluding stock-based compensation). The remaining increase primarily was due to a $0.5 million increase in personnel expenses mainly due to higher headcount in our Search and Content and Tax Preparation businesses.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
Engineering and technology expenses increased, of which $2.7 million was attributable to Monoprice (excluding stock-based compensation). The remaining increase primarily was due to a $0.8 million increase in personnel expenses mainly due to higher headcount in our Search and Content and Tax Preparation businesses.
Sales and Marketing

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Sales and marketing	$22,287	$14,695	$7,592	$78,123	$53,179	$24,944
Percentage of revenues	16%	13%		22%	19%
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
Three months ended June 30, 2014 compared with three months ended June 30, 2013

Sales and marketing expenses increased, of which $5.8 million was attributable to Monoprice (excluding stock-based compensation). The remaining increase primarily was due to a $1.3 million increase in marketing expenses in our Search and Content business, driven by increased online marketing, and a $0.4 million increase in personnel expenses. Personnel expenses increased primarily due to higher headcount in our Tax Preparation business and higher stock-based compensation related to the issuance of equity awards to Monoprice employees and increased equity award activity to existing employees.
Six months ended June 30, 2014 compared with six months ended June 30, 2013

Sales and marketing expenses increased, of which $12.0 million was attributable to Monoprice (excluding stock-based compensation). The remaining increase primarily was due to an $11.4 million increase in marketing expenses in our Search and Content and Tax Preparation businesses and a $1.0 million increase in personnel expenses. The increase in marketing expenses was driven by increased online marketing by our Search and Content segment and, to a lesser extent, increased marketing campaign activity for the current tax season by our Tax Preparation segment. Personnel expenses increased primarily due to higher stock-based compensation, related to the issuance of equity awards to Monoprice employees and increased equity award activity to existing employees, and higher headcount in our Tax Preparation business.
General and Administrative

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
General and administrative	$10,425	$6,557	$3,868	$19,057	$12,941	$6,116
Percentage of revenues	7%	6%		5%	5%
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
Three months ended June 30, 2014 compared with three months ended June 30, 2013
G&A expenses increased, of which $2.4 million was attributable to Monoprice (excluding stock-based compensation) and included a $1.2 million charge related to the Restricted Cash Agreement of Mr. Kumar (discussed above under "Segment Revenue/Operating Income"). The remaining increase primarily was due to a $1.1 million increase in personnel expenses. The increase in personnel expenses consisted of employee separation costs of $0.4 million related to Mr. Kumar's employment agreement and an increase in salaries, benefits, and other employee-related costs attributable to increased headcount in the current year to support operations, as well as higher stock-based compensation related to stock options that vested upon completion of the HSW acquisition (for further detail, see "Note 8: Stockholders' Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report).
Six months ended June 30, 2014 compared with six months ended June 30, 2013
G&A expenses increased, of which $3.7 million was attributable to Monoprice (excluding stock-based compensation) and included a $1.2 million charge related to the Restricted Cash Agreement of Mr. Kumar. The remaining increase primarily was due to a $1.9 million increase in personnel expenses. The increase in personnel expenses consisted of an increase in salaries, benefits, and other employee-related costs attributable to increased headcount in the current year to support operations and employee separation costs of $0.4 million related to Mr. Kumar's employment agreement, as well as higher stock-based compensation related to stock options that vested upon the completion of the HSW acquisition (as mentioned above) and increased award activity to existing employees.
Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Depreciation	$1,135	$524	$611	$2,193	$1,041	$1,152
Amortization of intangible assets	5,761	3,168	2,593	11,345	6,337	5,008
Total depreciation and amortization of intangible assets	$6,896	$3,692	$3,204	$13,538	$7,378	$6,160
Percentage of revenues	5%	3%		4%	3%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenues. Amortization of definite-lived intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended June 30, 2014 compared with three months ended June 30, 2013

Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition.
Other Loss, Net

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Interest income	$(88)	$(109)	$21	$(196)	$(164)	$(32)
Interest expense	2,764	2,890	(126)	5,779	4,038	1,741
Amortization of debt issuance costs	284	476	(192)	565	583	(18)
Accretion of debt discounts	916	949	(33)	1,822	1,110	712
Loss on derivative instrument	—	2,323	(2,323)	—	1,975	(1,975)
Other	(152)	(225)	73	(177)	(233)	56
Other loss, net	$3,724	$6,304	$(2,580)	$7,793	$7,309	$484
Three months ended June 30, 2014 compared with three months ended June 30, 2013
The decreases in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the TaxACT credit facility refinancing in August 2013 and payments of the related principal balance in 2014, offset by increases in the same categories due to the Monoprice credit facility entered into in November 2013.
On November 21, 2013, the Warrant to purchase 1.0 million shares of Blucora common stock issued in August 2011 was exercised in full. The change in the fair value of the Warrant, driven by the change in the value of our common stock, resulted in a $2.3 million loss on derivative instrument during the three months ended June 30, 2013. Refer to “Note 2: Summary of Significant Accounting Policies” and “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
The net increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, offset by decreases in the same categories due to the TaxACT credit facility refinancing in August 2013 and payments of the related principal balance in 2014.
The change in the fair value of the Warrant, driven by the change in the value of our common stock, resulted in a $2.0 million loss on derivative instrument during the six months ended June 30, 2013.
Income Taxes
We recorded income tax expense of $5.3 million and $19.9 million in the three and six months ended June 30, 2014, respectively. We recorded income tax expense of $5.7 million and $18.3 million in the three and six months ended June 30, 2013, respectively. In the three and six months ended June 30, 2014, income tax expense differed from taxes at the statutory rates primarily due to additional state taxes attributable to Monoprice and HSW. In the three and six months ended June 30, 2013, income tax expense differed from taxes at the statutory rates primarily due to the non-deductible loss on the derivative.
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
We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income, which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$8,737	$8,406	$34,724	$32,014
Stock-based compensation	2,958	2,753	6,366	5,238
Depreciation and amortization of intangible assets	9,056	6,085	17,920	12,197
Other loss, net	3,724	6,304	7,793	7,309
Income tax expense	5,313	5,667	19,873	18,313
Adjusted EBITDA	$29,788	$29,215	$86,676	$75,071
Three months ended June 30, 2014 compared with three months ended June 30, 2013
The increase in Adjusted EBITDA was due to increases in segment operating income of $2.8 million related to growth in our Tax Preparation segment and segment operating income of $2.4 million for our E-Commerce segment which was new in the third quarter of 2013 due to the Monoprice acquisition, offset by a decrease in segment operating income of $3.9 million related to our Search and Content segment. Offsetting the net increase in segment operating income was a $0.7 million increase in corporate operating expenses not allocated to the segments primarily due to employee separation costs.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
The increase in Adjusted EBITDA was due to increases in segment operating income of $9.4 million related to growth in our Tax Preparation segment and segment operating income of $5.9 million for our E-Commerce segment which was new in the third quarter of 2013 due to the Monoprice acquisition, offset by a decrease in segment operating income of $2.9 million related to our Search and Content segment. Offsetting the net increase in segment operating income was a $0.7 million increase in corporate operating expenses not allocated to the segments primarily due to employee separation costs.
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
We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and, therefore, our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income, which we believe to be the most comparable GAAP measure, is presented below:

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$8,737	$8,406	$34,724	$32,014
Stock-based compensation	2,958	2,753	6,366	5,238
Amortization of acquired intangible assets	7,642	5,095	15,111	10,204
Accretion of debt discount on Convertible Senior Notes	890	841	1,764	973
Loss on derivative instrument	—	2,323	—	1,975
Cash tax impact of adjustments to GAAP net income	(197)	(17)	(251)	(180)
Non-cash income tax expense	3,878	5,231	16,197	16,405
Non-GAAP net income	$23,908	$24,632	$73,911	$66,629

Per diluted share:
Net income	$0.20	$0.20	$0.79	$0.75
Stock-based compensation	0.07	0.07	0.15	0.12
Amortization of acquired intangible assets	0.17	0.12	0.34	0.24
Accretion of debt discount on Convertible Senior Notes	0.02	0.02	0.04	0.02
Loss on derivative instrument	—	0.05	—	0.05
Cash tax impact of adjustments to GAAP net income	(0.00)	(0.00)	(0.00)	(0.00)
Non-cash income tax expense	0.09	0.12	0.37	0.38
Non-GAAP net income per share	$0.55	$0.58	$1.69	$1.56
Three months ended June 30, 2014 compared with three months ended June 30, 2013
The decrease in non-GAAP net income was due to a decrease in segment operating income of $3.9 million related to our Search and Content segment, offset by increases in segment operating income of $2.8 million related to growth in our Tax Preparation segment and segment operating income of $2.4 million for our E-Commerce segment which was new in the third quarter of 2013 due to the Monoprice acquisition. Further contributing to the decrease in non-GAAP net income was a $1.2 million increase in cash income tax expense primarily due to additional state taxes attributable to Monoprice and HSW and a $0.7 million increase in corporate operating expenses not allocated to the segments primarily due to employee separation costs.
Six months ended June 30, 2014 compared with six months ended June 30, 2013
The increase in non-GAAP net income was due to increases in segment operating income of $9.4 million related to growth in our Tax Preparation segment and segment operating income of $5.9 million for our E-Commerce segment which was new in the third quarter of 2013 due to the Monoprice acquisition, offset by a decrease in segment operating income of $2.9 million related to our Search and Content segment. Offsetting the net increase in segment operating income were a $1.8 million increase in cash income tax expense primarily due to additional state taxes attributable to Monoprice and HSW, a $1.7 million increase in interest expense related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, offset by decreased interest expense on the TaxACT credit facility refinancing in August 2013 and payments of the related principal balance in 2014, and a $0.7 million increase in corporate operating expenses not allocated to the segments primarily due to employee separation costs.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of June 30, 2014, we had cash and marketable investments of approximately $278.6 million, consisting of cash and cash equivalents of $69.8 million and available-for-sale investments of $208.9 million. We generally invest our excess cash in high quality marketable investments. These investments include debt securities issued by U.S. government agencies, money market funds, commercial paper, time deposits, corporate bonds, and municipal bonds, as well as equity securities. A significant portion of our financial instrument investments held at June 30, 2014 had minimal default risk and short-term maturities.
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
Use of Cash
We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, in acquiring new businesses or assets, for repayment of debt, or for stock repurchases. Such businesses or assets may not be related to Search and Content, Tax Preparation, or E-Commerce, and such acquisitions will result in further transaction-related costs. We currently are focused on the following areas: enhancing the search and content services and tax preparation services and products offered to our end users, maintaining and adding search distribution partners and tax preparation customers, expanding and diversifying our tax preparation and e-commerce offerings, increasing the number of e-commerce orders through customer and geographic expansion and marketing investment, and building our e-commerce brand recognition.
On May 30, 2014, InfoSpace acquired HSW for $44.9 million in cash, which was funded from our available cash.
On August 30, 2013, TaxACT entered into an agreement to refinance a 2012 credit facility on more favorable terms. Under that 2012 credit facility, TaxACT borrowed $100.0 million, of which $25.5 million was repaid in 2012, $10.0 million in April 2013, and the remaining $64.5 million in August 2013, the latter amount in connection with the refinancing of this credit agreement. The new 2013 credit facility consists of a $100.0 million revolving credit commitment that reduces to $90.0 million on August 30, 2014, to $80.0 million on August 30, 2015, and to $70.0 million on August 30, 2016. The final maturity date of the 2013 credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The 2013 credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of June 30, 2014. TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility and $6.0 million was an additional draw in October 2013. TaxACT had net repayment activity of $52.0 million during the six months ended June 30, 2014. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On August 22, 2013, we acquired Monoprice for $182.9 million in cash. The acquisition of Monoprice was funded from our available cash. On November 22, 2013, Monoprice entered into a $70.0 million credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of June 30, 2014. Monoprice borrowed $50.0 million under the credit facility, receiving net proceeds of approximately $49.3 million. Monoprice repaid $4.0 million during the six months ended June 30, 2014. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On March 15, 2013, we issued $201.25 million principal amount of Convertible Senior Notes (the “Notes”). The Notes are due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. During the six months ended

June 30, 2014, we purchased 1.4 million shares in open-market transactions at a total cost, exclusive of purchase and administrative costs, of $25.7 million and an average price of $18.05 per share. As of June 30, 2014, we may repurchase an additional $49.3 million, which also takes into consideration share repurchases during 2013 of $10.0 million, of our common stock under the repurchase program. For further detail, see “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
Contractual Obligations and Commitments
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in “Note 9: Commitments and Contingencies” in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$35,250	$49,176
Net cash used by investing activities	(48,793)	(111,086)
Net cash provided (used) by financing activities	(46,918)	211,066
Net increase (decrease) in cash and cash equivalents	$(60,461)	$149,156
Net cash from operating activities: Net cash from operating activities consists of net income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $35.3 million and $49.2 million for the six months ended June 30, 2014 and 2013, respectively. The activity in the six months ended June 30, 2014 included approximately $11.1 million of net income (offset by non-cash adjustments) and a $24.1 million working capital contribution. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, offset by reduced payable and accrual balances related to Monoprice inventory purchases and the Search and Content business’s online marketing spending.
The activity in the six months ended June 30, 2013 included $17.0 million of net income (offset by non-cash adjustments) and a $32.2 million working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity and the timing of TaxACT's spending on marketing campaigns for the tax season, offset by reduced payable balances related to lower Search and Content distribution revenue share to our distribution partners.
Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases, as well as proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.
Net cash used by investing activities was $48.8 million and $111.1 million for the six months ended June 30, 2014 and 2013, respectively. The activity in the six months ended June 30, 2014 primarily consisted of the acquisition of HSW for $44.9 million, $2.9 million in purchases of property and equipment, and net cash outlays on our available-for-sale investments of $1.0 million. The activity in the six months ended June 30, 2013 primarily consisted of net cash outlays on our available-for-sale investments of $105.3 million, a $4.0 million investment in a privately-held company, and $2.0 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.

Net cash used by financing activities was $46.9 million for the six months ended June 30, 2014 compared to net cash provided by financing activities of $211.1 million for the six months ended June 30, 2013. The activity for the six months ended June 30, 2014 primarily consisted of combined payments of $60.0 million on the Monoprice and TaxACT 2013 credit facilities, stock repurchases of $25.8 million, and $1.9 million in tax payments from shares withheld upon vesting of restricted stock units. This cash outflow was offset by $34.4 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $4.0 million in proceeds from the TaxACT 2013 credit facility, and $2.4 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the six months ended June 30, 2013 primarily consisted of $194.8 million in net proceeds from the issuance of the Notes, $27.0 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $1.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. This cash inflow was offset by repayment of credit facilities of $10.0 million, $1.4 million in tax payments from shares withheld upon vesting of restricted stock units, and stock repurchases of $1.1 million.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the six months ended June 30, 2014 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements
See “Note 2: Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except as noted below, there have been no material changes to our market risk during the six months ended June 30, 2014. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.
Equity price risk: As part of the acquisition of HSW in the second quarter of 2014, we acquired marketable equity securities. Market prices for equity securities are subject to fluctuation, and consequently, the amount realized in the subsequent sale of an investment may significantly differ from the current market value. Fluctuation in the market price of an equity security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions.
The following table summarizes our equity securities and equity price risk as of June 30, 2014, including the effects of a hypothetical 30% increase and a 30% decrease in market prices as of that date. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Results could be far worse due to, among other things, the underlying economic characteristics of the investee and the nature of equity markets.

(In thousands, except percentages)	June 30, 2014
Fair value of equity securities	$6,569

Hypothetical price increase	30%
Estimated fair value after hypothetical price increase	$8,540
Hypothetical percentage increase in stockholders' equity	0.35%

Hypothetical price decrease	(30)%
Estimated fair value after hypothetical price decrease	$4,598
Hypothetical percentage decrease in stockholders' equity	(0.35)%
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We acquired Monoprice on August 22, 2013. We are assessing the internal controls of Monoprice but do not believe that those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Note 7: Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 1A. Risk Factors
RISKS COMMON TO ALL OF OUR BUSINESSES
Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
The online service, software, and e-commerce industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in the Search and Content, Tax Preparation, and E-Commerce segments offer new and enhanced products and services every year, and customer expectations change as a result. We must successfully innovate and develop new products and features to meet changing customer needs and expectations, and we must continually update our technology infrastructure. We will need to devote significant resources to continue to develop our skills, tools, and capabilities to capitalize on existing and emerging technologies. Our inability to successfully introduce new and enhanced products and services on a timely basis, or to successfully evolve our technology infrastructure, could harm our business and financial results.
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
Our data centers and cloud service could be susceptible to damage or disruption, which could have a material adverse effect on our business. Our Search and Content and E-Commerce businesses rely on third-party co-location facilities and cloud service providers. Although these third party services provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business has a disaster recovery center that we built in late 2012 and have tested, but if the primary data center fails and the disaster recovery center fails to fully restore the failed environments, our TaxACT business will suffer, particularly if such interruption occurs during the “tax season.”

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
We collect and retain certain sensitive personal data. Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Our Search and Content services receive, retain, and transmit certain personal information about our website visitors. Subscribers to some of our Search and Content services are required to provide information that may be considered to be personally identifiable or private information. Our E-Commerce business and its partners collect and retain certain information regarding its customers, including certain payment information, purchase information, e-mail addresses, and shipping addresses.
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
The success of our Search and Content, Tax Preparation, and E-Commerce businesses depends on the maintenance and expansion of the infrastructure of the Internet. In particular, we rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security. As the Internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the segments of the internet infrastructure that we rely on may be unable to support the demands placed upon it. The failure of any parts of the internet infrastructure that we rely on, even for a short period of time, would substantially undermine our operations and would have a material adverse effect on our business and financial results.
We regularly consider acquisition opportunities, and our financial and operating results may suffer if we are unsuccessful in completing any such acquisitions on favorable terms.
An important component of our strategy for future growth is to acquire new technologies and businesses. We may seek to acquire companies or assets that complement our existing businesses. We may also consider acquisitions of companies and assets that are not related to search, content, tax preparation, or e-commerce. We regularly explore such opportunities in the ordinary course of our business, and potential acquisition targets range in size from relatively small to a size comparable to our own, and, therefore, may be material to our business, financial condition, and results of operations. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, or that if acquired, we will be able to successfully integrate such acquisition.
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
The trading price of our common stock has been highly volatile. Between July 2, 2012 and June 30, 2014, our closing stock price ranged from $12.07 to $29.82. On August 1, 2014, the closing price of our common stock was $17.19. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts and relationships, or other business developments by us, our partners, or our competitors;

•	conditions or trends in the search and content services, tax preparation, or e-commerce markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards; and

•	announcements or publicity relating to litigation or governmental enforcement actions.
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

•
any economic downturn, which may lead to lower online advertising revenue from advertisers on our Search and Content business, lower acceptance rates on premium products and services offered by our Tax Preparation business, and reduced sales for our E-Commerce business;

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
In November 2013, Monoprice incurred debt as part of our acquisition of Monoprice’s business, of which $46.0 million remained outstanding as of June 30, 2014. In addition, TaxACT incurred debt as part of our acquisition of TaxACT’s business, which was refinanced with a new credit agreement on August 30, 2013 and of which $19.4 million remained outstanding as of June 30, 2014. Both are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

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
Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of June 30, 2014, Monoprice and TaxACT had $46.0 million and $19.4 million outstanding, respectively, under the credit agreements entered into in November 2013 and August 2013, respectively. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

•	the requirement for super majority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal our bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain restrictions in our charter on transfers of our common stock designed to preserve our federal net operating loss carryforwards (“NOLs”).
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
Our business and operations are substantially dependent on the performance of our key employees. Changes of management or key employees may cause disruption to our operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor, we may not be able to successfully and timely manage our business or achieve our business objectives. For example, the success of our Search and Content business is partially dependent on key personnel who have long-term relationships with our Search Customers and distribution partners. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.
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
RISKS RELATED TO OUR SEARCH AND CONTENT BUSINESS
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
If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 44% of our total Company revenues in the second quarter of 2014. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but Yahoo!’s percentage of our revenue generally has declined over the course of the past several years, and now constitutes a much less significant source of revenue than Google. We continue to believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo!, but because of the increased importance of Google to our search operations, and its position as the overwhelming market leader in the search industry, these two Search Customers are no longer interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid listings. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid listings may be impaired. If a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.
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
Our search business, and that of most of our distribution partners, is primarily based on searches conducted from browsers and other applications on desktop and laptop computers. As mobile phones, tablets, and other mobile devices increase in popularity, functionality, and usage, mobile searches will constitute an increasing percentage of the search market. Because our search business has been primarily focused on the desktop and laptop markets, we may have less experience and capability in offering and monetizing mobile search services than our competitors. In addition, because we rely on our Search Customers to provide us with search results and advertisements, our ability to innovate for mobile search and to expand in that market is dependent on the cooperation of, and collaboration with, those Search Customers. Under the terms of our new agreement with Google, which took effect on April 1, 2014, Google is no longer obligated to provide us with AdSense for Search advertisements on our mobile search services, and this change will require us to increase usage of our other current advertising solutions for mobile and/or find additional mobile advertising solutions and partners. We have continued to work with Google in a limited way on mobile AdSense after April 1, 2014, and while we have displayed some Google mobile ads in the period since April 1, 2014, any potential future agreement with Google that would allow a broader implementation of mobile search advertisements would likely be at a revenue share rate that is significantly lower than the revenue share rate for desktop advertisements and would thus have a limited impact. If we cannot develop services and partners that allow us to sufficiently innovate for the mobile search market and if our mobile advertising solutions monetize at a significantly lower level than our desktop advertising solutions, our ability to participate in the market shift to mobile search will be impaired, which will likely have a material adverse effect on our search business and its financial results.
Failure by us or our search distribution partners to comply with the guidelines promulgated by Google and Yahoo! may cause that Search Customer to temporarily or permanently suspend the use of its content or terminate its agreement with us, or may require us to modify or terminate certain distribution relationships.
If we or our search distribution partners fail to meet the guidelines promulgated by Google or Yahoo! for the use of their content, we may not be able to continue to use their content or provide the content to such distribution partners. Our agreements with Google and Yahoo! give them the ability to suspend the use and the distribution of their content for non-compliance with their requirements and guidelines and, in the case of breaches of certain other provisions of their agreements, to terminate their agreements with us immediately, regardless of whether such breaches could be cured. In addition Google and Yahoo! have broad discretion to unilaterally revise existing requirements and guidelines, or to implement new requirements and guidelines, at any time, and such revised or new requirements and guidelines may prohibit or severely restrict certain business methods used by our search business or those of our distribution partners. Such revised or new requirements and guidelines could require us to restrict or suspend part or all of our owned and operated search services or those of any of our distribution partners, and the resulting impact could have a material adverse effect on our business and financial results.
The terms of the Search Customer agreements with Google and Yahoo! and the related requirements and guidelines are also subject to differing interpretations by the parties. Google and Yahoo! have in the past suspended, and may in the future, suspend their content provided to our websites and the websites of our distribution partners, without notice, when they believe that we or our distribution partners are not in compliance with their guidelines or are in breach of the terms of their agreements. During such suspension we will not receive any revenue from any property of ours or a distribution partner that is affected by the suspended content, and the loss of such revenue could harm our business and financial results.
Restrictions on our ability, and the ability of our search distribution partners, to distribute, market, or offer search-related applications, products, and services may impact our financial results.
A significant portion of our Search and Content revenue is dependent on business models that can be negatively impacted by changes in policies or technology. For example, many of our search distribution partners distribute applications, extensions, or toolbars that are monetized through the search services that we provide. Our Search Customers require that such applications, extensions, or toolbars, and the distribution of those applications, extensions, or toolbars, comply with certain guidelines, and recent modifications of these guidelines have impacted the distribution of applications, extensions, or toolbars that drive traffic and revenue to our search services, and future changes may further restrict such traffic and revenue. In addition, changes to our Search Customers’ guidelines, and their interpretations or application of those guidelines, have previously negatively affected our ability, and the ability of our search distribution partners, to drive traffic to our search services through the use of online marketing, and similar changes in the future could further restrict or eliminate certain online marketing practices used by our owned and operated sites and those of our distribution partners.
Further, certain third parties have introduced, and can be expected to continue to introduce, new or updated technologies, applications, and policies that may interfere with the ability of users of search services provided directly by us or by our search distribution partners to access those services. For example third parties have introduced technologies and applications (including new and enhanced web browsers) that prevent users from downloading the extensions or toolbars provided by some of our search partners. Those applications may also have features and policies that interfere with the functionality of search boxes embedded within extensions and toolbars and the maintenance of home page and other settings previously selected by users. In addition, our Search Customers can require us to make technology changes to our search services that may negatively impact our search business or the businesses of our distribution partners. For example, a required technology change in the first quarter of 2014 resulted in a significant negative impact on the return on our marketing expenditures. Similar changes may be required again in the future.
Any changes in technologies, applications, and policies that restrict the distribution, marketing, and offering of search-related applications, extensions, toolbars, products, and services could have a material adverse effect on our operating and financial results.
A substantial portion of our search services revenue is dependent on our relationships with a small number of distribution partners, the loss of which could have a material adverse effect on our business and financial results.
We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 47% of our total revenues for the second quarter of 2014 came from searches conducted by end users on the web properties of our search distribution partners, and approximately 22% of our total revenues for the same time period came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners come up for renewal in 2014, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. In addition, if these larger partners violate our policies, requirements, or guidelines, or those of our Search Customers, we, or our Search Customers, may suspend or limit their access to our search services. If we are unable to maintain relationships with our distribution partners on favorable terms, or if our distribution partners cannot continue to use our search services, our business and financial results could be materially adversely affected.
A significant percentage of our Search and Content business’s revenue is generated by our distribution partner network. Given the nature of our relationships with our distribution partners, we have limited insight into the methods that our partners use to drive search traffic, which may result in unanticipated volatility in our financial results.
We operate a distribution partner network of greater than 100 distribution partners, which generates the majority of our Search and Content revenue. We have contractual relationships with each partner in the network, but many of these relationships are not exclusive and may not provide us with the ability to have full insight into the methods that our partners use to drive search traffic or their business models. As a result, partners can vary their traffic serviced by our search services, and we may not be able to foresee or control this variation. Additionally, our ability to grow our revenue depends on both our ability to attract new distribution partners and retain existing distribution partners and on our partners’ ability to acquire and retain new users that use our search services. For example, a distribution partner may increase or decrease marketing initiatives in ways that we did not predict, and if that partner’s traffic is significantly correlated to marketing, such increase or decrease in marketing may result in a significant increase or decrease in search traffic. Without full insight into a partner’s business model and related revenue drivers, our ability to accurately predict the traffic driven, and revenue generated, by that partner is limited, in part, to historical patterns. The historical revenue patterns of partners may not be consistent with actual and forecasted results due to unknown factors that impact the partner’s business model and/or any related changes to such model.

If advertisers or our Search Customers perceive that they are not receiving quality traffic through our search services, they may reduce or eliminate their advertising through our services, withhold payment for such traffic, or restrict the traffic provided through our services, each of which could have a negative material impact on our business and financial results.

Most of our revenue from our search business is based on the number of clicks on paid listings that are served on our web properties or those of our distribution partners. Each time a user clicks on a paid search result, the Search Customer that provided the paid search result receives a fee from the advertiser who paid for the click and the Search Customer pays us a portion of that fee. If the click originated from one of our distribution partners’ web properties, we share a portion of the fee we receive with such partner. If an advertiser receives what it perceives to be poor quality traffic, meaning that the advertiser’s objectives are not met for a sufficient percentage of clicks for which it pays, the advertiser may reduce or eliminate its advertisements through the Search Customer that provided the commercial search result to us. This leads to a loss of revenue for our Search Customers and consequently lower fees paid to us. Also, if a Search Customer perceives that the traffic originating from one of our web properties or the web property of a distribution partner is of poor quality, the Search Customer may discount the amount it charged all advertisers whose paid click advertisements appeared on such website or web property, and accordingly may reduce the amount it pays us. The Search Customer may also suspend or terminate our ability to provide its content through such websites or web properties if such activities are not modified to satisfy the Search Customer’s concerns.
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
Our search business has been subject to volatility in the past and is currently experiencing renewed and significant volatility related to a number of factors, many of which are outside of our control. Specifically, the factors discussed in Part I Item 2 of this report under the heading “Update to volatility in the Search and Content business” are causing a slowdown that began late in the first quarter of 2014, continued to impact the second quarter of 2014, and may extend into subsequent periods. Although we believe that we have stabilized these factors in the second quarter of 2014, if we are unable to continue to successfully address these factors, or if new volatility factors emerge, such factors are likely to continue to have a material adverse effect on our search business and its financial results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the second quarter of 2014 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 - 30, 2014	—	$—	—	$40,010
May 1 - 31, 2014	1,236	$17.94	1,236	$52,837
June 1 - 30, 2014	190	$18.76	190	$49,282
Total	1,426	$18.05	1,426

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

August 7, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.1†	Amendment Number One to Google Services Agreement between InfoSpace LLC and Google, Inc. dated April 1, 2014				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
X

†    Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit to this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.