Form 10-Q
period 2014-09-30
BLUCORA, INC.
filed 2014-11-05
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 30, 2014
Common Stock, Par Value $0.0001	41,002,763

BLUCORA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$60,194	$130,225
Available-for-sale investments	220,200	203,480
Accounts receivable, net of allowance of $62 and $62	31,806	48,081
Other receivables	4,143	8,292
Inventories	27,759	28,826
Prepaid expenses and other current assets, net	8,967	9,774
Total current assets	353,069	428,678
Property and equipment, net	16,347	16,108
Goodwill	364,054	348,957
Other intangible assets, net	180,330	178,064
Other long-term assets	5,274	6,223
Total assets	$919,074	$978,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,886	$61,268
Accrued expenses and other current liabilities	18,699	31,109
Deferred revenue	6,945	7,510
Short-term portion of long-term debt, net	7,917	7,903
Convertible senior notes, net	—	181,583
Total current liabilities	76,447	289,373
Long-term liabilities:
Long-term debt, net	55,261	113,193
Convertible senior notes, net	184,254	—
Deferred tax liability, net	41,341	56,861
Deferred revenue	2,331	1,814
Other long-term liabilities	2,610	2,719
Total long-term liabilities	285,797	174,587
Total liabilities	362,244	463,960
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value, $0.0001 - authorized, 900,000 shares; issued and outstanding, 40,977 and 42,083 shares	4	4
Additional paid-in capital	1,476,148	1,466,043
Accumulated deficit	(919,491)	(951,977)
Accumulated other comprehensive income	169	—
Total stockholders’ equity	556,830	514,070
Total liabilities and stockholders’ equity	$919,074	$978,030
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Services revenue	$76,885	$109,491	$362,199	$392,010
Product revenue, net	37,970	14,630	110,408	14,630
Total revenues	114,855	124,121	472,607	406,640
Operating expenses:
Cost of revenues:
Services cost of revenue	49,754	72,935	177,280	219,274
Product cost of revenue	25,605	10,622	73,771	10,622
Total cost of revenues	75,359	83,557	251,051	229,896
Engineering and technology	5,970	2,905	14,922	7,951
Sales and marketing	18,152	18,230	96,275	71,409
General and administrative	9,495	8,421	28,552	21,362
Depreciation	1,085	697	3,278	1,738
Amortization of intangible assets	6,118	4,184	17,463	10,521
Total operating expenses	116,179	117,994	411,541	342,877
Operating income (loss)	(1,324)	6,127	61,066	63,763
Other loss, net	(3,208)	(13,118)	(11,001)	(20,427)
Income (loss) before income taxes	(4,532)	(6,991)	50,065	43,336
Income tax benefit (expense)	2,294	510	(17,579)	(17,803)
Net income (loss)	$(2,238)	$(6,481)	$32,486	$25,533
Net income (loss) per share:
Basic	$(0.05)	$(0.16)	$0.78	$0.62
Diluted	$(0.05)	$(0.16)	$0.75	$0.60
Weighted average shares outstanding:
Basic	41,034	41,088	41,589	41,048
Diluted	41,034	41,088	43,303	42,878
Other comprehensive income (loss):
Net income (loss)	$(2,238)	$(6,481)	$32,486	$25,533
Unrealized gain (loss) on available-for-sale investments, net of tax	(1,917)	(23)	173	13
Unrealized gain on derivative instrument, net of tax	—	57	—	266
Reclassification adjustment for realized gain on available-for-sale investments, net of tax, included in net income	(4)	—	(4)	(1)
Other comprehensive income (loss)	(1,921)	34	169	278
Comprehensive income (loss)	$(4,159)	$(6,447)	$32,655	$25,811
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net income	$32,486	$25,533
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,974	8,490
Depreciation and amortization of intangible assets	27,298	19,413
Excess tax benefits from stock-based award activity	(29,801)	(24,596)
Deferred income taxes	(15,621)	(8,209)
Amortization of premium on investments, net	3,095	2,154
Amortization of debt issuance costs	853	841
Accretion of debt discounts	2,753	1,972
Loss on debt extinguishment and modification expense	—	1,593
Loss on derivative instrument	—	5,931
Impairment loss on equity investment in privately-held company	—	3,711
Other	72	608
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	16,212	(8,756)
Other receivables	4,134	1,090
Inventories	1,067	900
Prepaid expenses and other current assets	849	6,694
Other long-term assets	43	(2,296)
Accounts payable	(18,382)	1,873
Deferred revenue	(48)	2,563
Accrued expenses and other current and long-term liabilities	17,174	27,176
Net cash provided by operating activities	51,158	66,685
Investing Activities:
Business acquisitions, net of cash acquired	(44,927)	(180,500)
Purchases of property and equipment	(4,247)	(3,066)
Change in restricted cash	—	2,491
Equity investment in privately-held company	—	(4,000)
Proceeds from sales of investments	26,620	25,812
Proceeds from maturities of investments	195,296	150,277
Purchases of investments	(237,063)	(234,771)
Net cash used by investing activities	(64,321)	(243,757)
Financing Activities:
Proceeds from issuance of convertible notes, net of debt issuance costs of $6,432	—	194,818
Proceeds from credit facilities	4,000	—
Repayment of credit facilities	(62,000)	(10,000)
Debt issuance costs on credit facility	—	(28)
Stock repurchases	(29,923)	(3,525)
Excess tax benefits from stock-based award activity	29,801	24,596
Proceeds from stock option exercises	2,447	1,700
Proceeds from issuance of stock through employee stock purchase plan	1,376	1,065
Tax payments from shares withheld upon vesting of restricted stock units	(2,569)	(2,011)
Net cash provided (used) by financing activities	(56,868)	206,615
Net increase (decrease) in cash and cash equivalents	(70,031)	29,543
Cash and cash equivalents, beginning of period	130,225	68,278
Cash and cash equivalents, end of period	$60,194	$97,821
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$120	$1,006
Cash paid for:
Income taxes	$2,536	$1,637
Interest	$6,336	$6,512
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates three primary businesses: an internet search and content business, an online tax preparation business, and an e-commerce business. The Search and Content business, InfoSpace, provides search services to users of its owned and operated and distribution partners' web properties, as well as online content. The Tax Preparation business consists of the operations of TaxACT, Inc. (“TaxACT”) and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which the Company acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses primarily through its website, www.monoprice.com.
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
The change in the fair value of the Warrant resulted in losses of $4.0 million and $5.9 million for the three and nine months ended September 30, 2013, respectively.
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
Supplier concentration: A material part of Monoprice’s business is dependent on two vendors. These unrelated vendors accounted for 15% and 18% of Monoprice’s inventory purchases during the three and nine months ended September 30, 2014, respectively, and 19% of Monoprice's inventory purchases during the period from August 22, 2013 (the date which Monoprice was acquired) to September 30, 2013. As of September 30, 2014 and December 31, 2013, these unrelated vendors accounted for 21% and 20% of Monoprice’s related accounts payable, respectively.
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
Note 3: Business Combinations
HSW: On May 30, 2014, InfoSpace acquired HSW, a provider of online content (see "Note 1: The Company and Basis of Presentation"), for $44.9 million in cash, which was funded from available cash. The acquisition of HSW is strategic to InfoSpace and intended to expand its operations. HSW is included in the Search and Content segment. The identifiable net assets acquired amounted to approximately $4.5 million, consisting primarily of marketable equity securities, and intangible assets acquired amounted to approximately $25.4 million, consisting of $18.2 million in content, $1.3 million in proprietary technology, and $5.9 million in trade names. The Company estimates the economic lives of the content and proprietary technology to be 10 years and 4 years, respectively, and the trade names are estimated to have indefinite lives. Goodwill amounted to $15.1 million and is expected to be deductible for income tax purposes. Goodwill consists largely of the ability to attract new customers through utilization of current content and to develop new content post-acquisition, neither of which qualify for separate recognition. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.
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
The Company incurred acquisition costs of $0.7 million in 2013, which were recognized in “General and administrative expense.” The Company did not assume any equity awards or plans from Monoprice. Following the completion of the acquisition, the Company issued 27,152 options and 126,259 restricted stock units (“RSUs”), which are at levels consistent with other awards to Blucora subsidiary employees, and 243,750 performance-based RSUs to Monoprice’s employees. In addition, the sellers of Monoprice are entitled to federal and state tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement. During the three months ended September 30, 2014, the Company adjusted the refunds due to the sellers after finalizing Monoprice's 2013 federal and state tax returns. As a result, the Company recorded a $0.7 million gain within "Other loss, net."
The Company’s estimates of the economic lives of the acquired assets are 2 years for the business-to-consumer customer relationships, 7 years for the business-to-business customer relationships, approximately 6 years for the personal property assets, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the ability to attract new customers and develop new technologies post-acquisition, which do not qualify for separate recognition. The Company does not expect that any of this goodwill will be deductible for income tax purposes.
The gross contractual amount of trade accounts receivable acquired was $3.2 million, all of which the Company has collected. The Company recorded deferred revenue at a fair value of $1.3 million as of the acquisition date. Prior to the acquisition, Monoprice had recorded deferred revenue at $2.0 million.
Pro Forma Financial Information (unaudited)
The financial information in the table below summarizes the combined results of operations of Blucora and Monoprice on a pro forma basis for the three and nine months ended September 30, 2013, as though they had been combined as of the beginning of the periods presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of the periods presented. The pro forma condensed combined consolidated statements of operations for the three and nine months ended September 30, 2013 combines the historical results of operations of Blucora and the historical results of operations of Monoprice. The following amounts are in thousands:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenue	$145,852	$496,559
Net income (loss)	$(6,017)	$26,771
Note 4: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

		Search and Content	Tax Preparation	E-Commerce	Total
Goodwill as of	December 31, 2013	$44,815	$188,541	$115,601	$348,957
Addition		15,097	—	—	15,097
Goodwill as of	September 30, 2014	$59,912	$188,541	$115,601	$364,054
The goodwill addition related to the acquisition of HSW as described in "Note 3: Business Combinations."
Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$132,500	$(44,491)	$88,009	$132,500	$(27,740)	$104,760
Technology	44,805	(33,698)	11,107	43,535	(27,951)	15,584
Content	18,200	(606)	17,594	—	—	—
Other	6,705	(6,667)	38	6,705	(6,667)	38
Total definite-lived intangible assets	202,210	(85,462)	116,748	182,740	(62,358)	120,382
Indefinite-lived intangible assets:
Trade names	63,399	—	63,399	57,499	—	57,499
Other	183	—	183	183	—	183
Total indefinite-lived intangible assets	63,582	—	63,582	57,682	—	57,682
Total	$265,792	$(85,462)	$180,330	$240,422	$(62,358)	$178,064
Amortization expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statement of comprehensive income line item:
Services cost of revenue	$1,875	$1,906	$5,641	$5,773
Amortization of intangible assets	6,118	4,184	17,463	10,521
Total	$7,993	$6,090	$23,104	$16,294
Expected amortization of definite-lived intangible assets held as of September 30, 2014 is presented in the table below (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Services cost of revenue	$1,872	$7,450	$621	$—	$—	$—	$9,943
Amortization of intangible assets	6,118	21,880	17,206	17,155	16,970	27,476	106,805
Total	$7,990	$29,330	$17,827	$17,155	$16,970	$27,476	$116,748
The weighted average amortization periods for definite-lived intangible assets are as follows: 61 months for customer relationships, 19 months for technology, 116 months for content, and 65 months for total definite-lived intangible assets.
Note 5: Fair Value Measurements
The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2014	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$14,012	$—	$14,012	$—
Commercial paper	5,200	—	5,200	—
Time deposits	1,246	—	1,246	—
Corporate bonds	1,206	—	1,206	—
Taxable municipal bonds	5,675	—	5,675	—
Total cash equivalents	27,339	—	27,339	—
Available-for-sale investments:
Debt securities:
U.S. government securities	84,693	—	84,693	—
International government securities	6,619	—	6,619	—
Commercial paper	18,092	—	18,092	—
Time deposits	29,618	—	29,618	—
Corporate bonds	1,533	—	1,533	—
Taxable municipal bonds	75,054	—	75,054	—
Total debt securities	215,609	—	215,609	—
Equity securities	4,591	4,591	—	—
Total available-for-sale investments	220,200	4,591	215,609	—
Total assets at fair value	$247,539	$4,591	$242,948	$—

		Fair value measurements at the reporting date using
	December 31, 2013	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S. government securities	$6,400	$—	$6,400	$—
Money market and other funds	9,391	—	9,391	—
Commercial paper	17,999	—	17,999	—
Time deposits	499	—	499	—
Taxable municipal bonds	21,215	—	21,215	—
Total cash equivalents	55,504	—	55,504	—
Available-for-sale investments:
U.S. government securities	58,114	—	58,114	—
Commercial paper	14,496	—	14,496	—
Time deposits	9,880	—	9,880	—
Taxable municipal bonds	120,990	—	120,990	—
Total available-for-sale investments	203,480	—	203,480	—
Total assets at fair value	$258,984	$—	$258,984	$—
The Company also had financial instruments that were not measured at fair value. See “Note 6: Debt” for details.
The contractual maturities of the debt securities classified as available-for-sale at September 30, 2014 and December 31, 2013 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

		Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale investments as of	September 30, 2014
Debt securities		$215,607	$26	$(24)	$215,609
Equity securities		4,424	167	—	4,591
Total		$220,031	$193	$(24)	$220,200
Available-for-sale investments as of	December 31, 2013	$203,479	$24	$(23)	$203,480
Available-for-sale investments as of December 31, 2013 included only debt securities.
Note 6: Debt
The Company’s debt consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$44,000	$(206)	$43,794	$50,000	$(288)	$49,712
TaxACT 2013 credit facility	19,384	—	19,384	71,384	—	71,384
Convertible Senior Notes	201,250	(16,996)	184,254	201,250	(19,667)	181,583
Total debt	$264,634	$(17,202)	$247,432	$322,634	$(19,955)	$302,679
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
Monoprice borrowed $50.0 million under the credit facility, which was used to pay a dividend to Blucora and to pay certain expenses and fees related to the credit facility. Monoprice repaid $6.0 million in 2014. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of September 30, 2014, Monoprice was in compliance with all of the financial and operating covenants. As of September 30, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
The new 2013 credit facility consists of revolving credit loans, up to $10.0 million in swingline loans, and up to $5.0 million under a letter of credit, which in the aggregate represented a $100.0 million revolving credit commitment that reduced to $90.0 million on August 30, 2014 and will reduce to $80.0 million on August 30, 2015 and $70.0 million on August 30, 2016. The final maturity date of the credit facility is August 30, 2018. TaxACT’s obligations under the credit facility are guaranteed by TaxACT Holdings, Inc. and are secured by the assets of the TaxACT business.

TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility, accrued interest, and certain expenses and fees related to the refinancing and an additional $6.0 million was borrowed in October 2013. TaxACT had net repayment activity of $52.0 million in 2014. TaxACT has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, and payable as of the end of each interest period. In each case, the applicable margin within the range depends upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of September 30, 2014, the Company was in compliance with all of the financial and operating covenants. As of September 30, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
In connection with amounts classified as an extinguishment, the Company recorded deferred debt issuance costs, which are being amortized as an adjustment to interest expense over the term of the new credit facility using the effective interest method. The remaining portion of the refinancing was a modification, and the Company determined a new effective interest rate based on the carrying amount of the original debt and the revised cash flows. Deferred financing costs and unamortized debt discount related to the prior credit agreement are being amortized as an adjustment to interest expense over the term of the new credit facility using the effective interest method. Similarly, additional creditor-related fees related to the modification are being amortized over the term of the new credit facility using the effective interest method. In total, approximately $0.7 million is being amortized over the term of the new credit facility using the effective interest method.
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of September 30, 2014, the Notes were not convertible.

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
The following table sets forth total interest expense for the three and nine months ended September 30, 2014 and 2013 related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Contractual interest expense (Cash)	$2,138	$2,139	$6,415	$4,657
Amortization of debt issuance costs (Non-cash)	232	216	684	465
Accretion of debt discount (Non-cash)	907	843	2,671	1,816
Total interest expense	$3,277	$3,198	$9,770	$6,938
Effective interest rate of the liability component	7.32%	7.32%	7.32%	7.32%
The fair value of the principal amount of the Notes as of September 30, 2014 was $202.0 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
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
On May 12, 2014, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its officers.  The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  This case purported to be brought on behalf of a class of persons who purchased the Company’s common stock during the period between November 5, 2013 and February 20, 2014.  On November 3, 2014, the plaintiff agreed to voluntarily dismiss this case without prejudice, and a stipulation of dismissal is currently pending.
Note 8: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of revenues	$101	$94	$373	$541
Engineering and technology	568	370	1,312	942
Sales and marketing	74	649	1,715	1,652
General and administrative	1,865	2,139	5,574	5,355
Total	$2,608	$3,252	$8,974	$8,490
Excluded and capitalized as part of internal-use software	$26	$34	$80	$68
In May 2012, the Company granted 190,000 stock options to certain employees who perform acquisition-related activities. The awards' vestings were predicated on completing "qualified acquisitions" under the terms of the awards. The completions of the HSW acquisition on May 30, 2014 and the Monoprice acquisition on August 22, 2013 constituted qualified acquisitions under the terms of the awards. The vestings of the awards resulted in charges of $0.3 million to stock-based compensation expense in the nine months ended September 30, 2014 and $0.5 million to stock-based compensation expense in the three and nine months ended September 30, 2013, both of which were classified in "General and administrative" expense.
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options exercised	74	39	214	157
RSUs vested	79	70	284	294
Shares purchased pursuant to ESPP	49	48	85	84
Total	202	157	583	535
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
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the nine months ended September 30, 2014, the Company purchased 1.7 million shares in open-market transactions at a total cost of approximately $29.9 million and an average price of $17.68 per share, exclusive of purchase and administrative costs. As of September 30, 2014, the Company may repurchase an additional $45.2 million, which also takes into consideration share repurchases during 2013 of $10.0 million, of its common stock under the repurchase program.
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
The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of intangible assets to the reportable segments. Such amounts are reflected in the table under the heading “Corporate-level activity.” In addition, the Company does not allocate other loss, net and income taxes to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Search and Content	$74,416	$107,742	$260,999	$302,840
Tax Preparation	2,469	1,749	101,200	89,170
E-Commerce	37,970	14,630	110,408	14,630
Total revenues	114,855	124,121	472,607	406,640
Operating income (loss):
Search and Content	12,709	21,319	45,971	57,501
Tax Preparation	(1,859)	(1,605)	52,754	43,617
E-Commerce	3,336	906	9,192	906
Corporate-level activity	(15,510)	(14,493)	(46,851)	(38,261)
Total operating income (loss)	(1,324)	6,127	61,066	63,763
Other loss, net	(3,208)	(13,118)	(11,001)	(20,427)
Income tax benefit (expense)	2,294	510	(17,579)	(17,803)
Net income (loss)	$(2,238)	$(6,481)	$32,486	$25,533
Note 10: Net Income (Loss) Per Share
“Basic net income (loss) per share” is computed using the weighted average number of common shares outstanding during the period. “Diluted net income (loss) per share” is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, exercise of the Warrant (for the three and nine months ended September 30, 2013), and conversion or maturity of the Notes. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.
Weighted average shares were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding, basic	41,034	41,088	41,589	41,048
Dilutive potential common shares	—	—	1,714	1,830
Weighted average common shares outstanding, diluted	41,034	41,088	43,303	42,878
Shares excluded	5,302	5,893	940	946
Shares excluded primarily related to shares excluded due to the antidilutive effect of a net loss (for the three months ended September 30, 2014 and 2013), stock options with an exercise price greater than the average price during the applicable periods, and awards with performance conditions not completed during the applicable periods.
As more fully discussed in “Note 6: Debt,” in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur during the three months ended September 30, 2014 and 2013.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-

looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations, businesses, or assets; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.
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
Overview
Blucora (the “Company”, “Blucora”, or “we”) operates a portfolio of leading internet businesses: an internet search and content business, an online tax preparation business, and an e-commerce business. The Search and Content business, InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. The Tax Preparation business consists of the operations of TaxACT and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, which we acquired on August 22, 2013, and provides self-branded electronics and accessories to both consumers and businesses.
Our Businesses
Search and Content
The majority of our revenues are generated by our Search and Content segment (formerly known as our Search segment). The InfoSpace business provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. Our owned and operated properties include Dogpile.com, WebCrawler.com, Zoo.com, and HowStuffWorks.com (acquired May 30, 2014, see below). InfoSpace has a network of over 100 distribution partners and provides services to users through the respective web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner.
The Search and Content segment's revenue primarily consists of advertising revenue, which is generated through the display of paid listings in response to search queries, as well as from advertisements appearing on our HowStuffWorks.com website. Our Search and Content revenues are generated predominantly through search queries originating from desktop and laptop computers. The paid listings, as well as algorithmic search results, primarily are supplied by Google and Yahoo!, whom we refer to as our Search Customers. When a user submits a search query through one of our owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. If the paid listing click occurred on one of our distribution partners' properties, we pay a significant share of our revenue to the distribution partner. Revenues are recognized in the period in which such clicks on paid listings occur and are based on the amounts earned and remitted to us by our Search Customers.
We derive a significant portion of our revenue from Google, and we expect this concentration to continue in the foreseeable future. For the three and nine months ended September 30, 2014, Search and Content revenue from Google accounted for approximately 79% and 81%, respectively, of our Search and Content segment revenue and 51% and 45%, respectively, of our total revenue. For further discussion of this concentration risk, see the paragraph in our Risk Factors (Part II Item 1A of this report) under the heading "Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google or any other significant Search Customer would harm our business and financial results.”
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
E-Commerce
Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through distributor, reseller, and marketplace agreements. Monoprice has built a well-respected consumer brand by delivering products with premium quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 6,700 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.
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
On August 22, 2013, we acquired Monoprice for $182.9 million in cash, after a $0.4 million working capital adjustment in the fourth quarter of 2013. Monoprice is included in our financial results beginning on August 22, 2013, the acquisition date. Accordingly, the results discussed below were impacted by the timing of this acquisition, in which 2014 included a full year of results as compared to a partial year of results in 2013.
Comparability
Certain prior period amounts have been reclassified to conform to the current period presentation.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Services revenue	$76,885	$109,491	(30)%	$362,199	$392,010	(8)%
Product revenue, net	37,970	14,630	160%	110,408	14,630	655%
Total revenues	$114,855	$124,121	(7)%	$472,607	$406,640	16%
Operating income (loss)	$(1,324)	$6,127	(122)%	$61,066	$63,763	(4)%
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Total revenues decreased approximately $9.3 million due to a decrease of $33.3 million in revenue related to our Search and Content business, offset by increases of $23.3 million in product revenue from the Monoprice business that we acquired in August 2013 and $0.7 million in revenue related to our Tax Preparation business.
Operating income decreased approximately $7.5 million, consisting of the $9.3 million decrease in revenue and offset by a $1.8 million decrease in operating expenses. Key changes in operating expenses were:

•
$24.7 million decrease in the Search and Content segment’s operating expenses primarily as a result of lower revenue share to our distribution partners with the decrease in Search and Content distribution revenue, decreased content costs, and lower spending on our online marketing, offset by higher personnel expenses due to increased headcount.

•	$1.0 million increase in the Tax Preparation segment’s operating expenses primarily due to higher personnel expenses due to increased headcount.

•	$20.9 million increase in the E-Commerce segment's operating expenses primarily due to the timing of the Monoprice acquisition.

•
$1.0 million increase in corporate-level expense activity primarily as a result of amortization expense associated with the acquisitions of Monoprice and HSW and depreciation expense on fixed assets attributable to Monoprice.

Segment results are discussed in the next section.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
Total revenues increased approximately $66.0 million due to increases of $95.8 million in product revenue from the Monoprice business that we acquired in August 2013 and $12.0 million in revenue related to our Tax Preparation business, offset by a decrease of $41.8 million in revenue related to our Search and Content business.
Operating income decreased approximately $2.7 million, consisting of the $66.0 million increase in revenue and offset by a $68.7 million increase in operating expenses. Key changes in operating expenses were:

•
$30.3 million decrease in the Search and Content segment’s operating expenses primarily as a result of lower revenue share to our distribution partners with the decrease in Search and Content distribution revenue and decreased content costs, offset by higher spending on our online marketing and higher personnel expenses due to increased headcount.

•
$2.9 million increase in the Tax Preparation segment’s operating expenses primarily due to higher personnel expenses due to increased headcount and higher spending on marketing campaigns for the current tax season.

•	$87.5 million increase in the E-Commerce segment's operating expenses primarily due to the timing of the Monoprice acquisition.

•
$8.6 million increase in corporate-level expense activity primarily as a result of amortization expense associated with the acquisitions of Monoprice and HSW, depreciation expense on fixed assets attributable to

Monoprice, higher stock-based compensation related to the issuance of equity awards to Monoprice and Balance Financial employees, and employee separation costs.
Segment results are discussed in the next section.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in “Note 9: Segment Information” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, other loss, net, and income taxes to segment operating results. We analyze these separately.
Following the acquisition of Monoprice, we determined that we have three reportable segments: Search and Content, Tax Preparation, and E-Commerce.
Search and Content
Ongoing challenges in the Search and Content business: In our Quarterly Reports on Form 10-Q for the first and second quarters of 2014, we disclosed that our Search and Content business was experiencing significant volatility, resulting in decreased revenue and margin compression due to a number of factors. These factors included a technology change, changes to our mobile advertising offering as a result of our new agreement with Google, and suspended or limited access to our services for certain distribution partners due to regular monitoring of policy and compliance requirements. In our Form 10-Q for the second quarter of 2014, we also disclosed that segment margin might compress further in future quarters and that we expected year-over-year quarterly declines in our results through the first quarter of 2015. We noted further that, while ongoing results in future quarters could be further impacted by existing or new volatility factors, we believed that the Search and Content segment results for the second quarter of 2014 could be representative of the expected results going forward. Following the filing of our Form 10-Q for the second quarter of 2014, we continued to experience downward pressure on both our owned and operated and distribution businesses, beyond what we expected at the time of that filing. As the result of this continued downward pressure, we experienced a sequential quarterly decline in the third quarter and now expect additional sequential quarterly declines in the fourth quarter, likely continuing into 2015.
The increased downward pressure in our owned and operated business is the result of our inability to increase online marketing expenditures, and thus earn revenue, without a negative impact to our desired rate of return, despite an already lowered expectation for that rate of return for the third quarter of 2014. Our inability to profitably scale our online marketing expenditures in the third quarter was due to a decrease in the revenue earned for this traffic without a corresponding decrease in cost to acquire traffic. We believe that this decrease is related to volatility with respect to the quality scores that are applied by our Search Customers to certain of our sites. Quality scores are one of the factors that dictate the economic conditions under which we operate with our Search Customers and are intended to represent a measure of quality for their advertisers and for end users of our search services. Our Search Customers regularly update these scores and have the ability to unilaterally change both how scores are calculated and how they are applied to traffic, and we can correlate the downward pressure to volatility in quality scores and to changes in their application. However, the factors impacting these scores, or how these scores impact revenue and cost, are proprietary to our Search Customers, and we have limited visibility into those elements. As a result, we believe that we can sustain our third quarter owned and operated revenue performance, within a reasonable range, into the fourth quarter of 2014, but we expect to remain challenged in our ability to increase marketing expenditures while maintaining our desired rate of return.
We are also experiencing downward pressure in our distribution business. This business experienced monthly sequential declines in revenue throughout the first half of the year but saw sequential growth in July 2014. As a result of this sequential growth, we believed that we had stabilized this business to a level that could be sustained within a reasonable range. Unfortunately, in mid-August, we began to see a number of factors that were adversely affecting our distribution business, including the loss of certain distribution partner traffic due to increased competition, continued difficulty in adding new distribution partners, changes in interpretation and enforcement of our Search Customers' policies and requirements, and our own compliance efforts. Of the approximately $7.5 million sequential decline in distribution revenue, we believe that about $2.2 million, or 30%, was due to the loss of certain distribution partner traffic to competitors. The remainder was due to a variety of factors but primarily was driven by the effects of changes in interpretation and enforcement of policies and requirements, and our own compliance efforts related to those policies and requirements. As we have previously noted, our Search Customers have broad discretion to unilaterally revise their policies and requirements, and their interpretations of thos

e policies and requirements may differ from ours. Recent changes in the interpretation and enforcement of policies and requirements by our Search Customers have significantly impacted the operations of some of our larger and more tenured distribution partners and also have impacted our ability to bring new partners into our network. These changes generally impact models that have historically been permitted by our Search Customers, but we believe our Search Customers now wish to deemphasize these models in their networks. The most significant changes take the form of restrictions on marketing, traffic acquisition, and distribution methodologies by certain partners, restrictions on certain content displayed by partners, and changes in categorization of certain traffic, all of which have resulted in decreased revenue. As a result of these changes in interpretation and enforcement, and the other factors noted above, we saw monthly sequential declines in distribution revenue in August 2014 and September 2014, and we expect these declines to continue into the fourth quarter of 2014. We are working with our distribution partners to help them adapt their business models to these changes, but ultimately we are dependent upon our partners' ability, financial viability, or desire to adapt, each of which is proprietary to our distribution partners and beyond our control.
We have recently seen significantly increased frequency in the changes in the interpretation and enforcement of our Search Customers' requirements and policies. If our Search Customers continue to revise their interpretation and enforcement of their requirements and policies, our Search and Content business will continue to experience volatility. In anticipation of such possibility, we are taking immediate action to reduce our cost structure by approximately $2.5 million annually and to redeploy resources toward initiatives that we believe will better align with our Search Customers' vision, which should drive longer-term and more sustainable segment income. These initiatives will be driven by new leadership that we recently brought to this business, with the intention to provide product and service diversification and stabilize revenue. Since these initiatives will take time to develop and scale, we expect further downward pressure on revenues for the fourth quarter of 2014. Specifically, we expect fourth quarter segment revenue to be down $9.4 million to $18.4 million from the third quarter of 2014, resulting in a fourth quarter guidance range of $56.0 million to $65.0 million. We also expect segment margin to decline in the fourth quarter between $3.2 million and $6.0 million, as compared to the third quarter of 2014, for a segment margin guidance range of $6.7 million to $9.5 million, which includes non-recurring expenses associated with cost reductions of approximately $1.0 million. We expect that our Search and Content business will continue to be subject to adverse headwinds into 2015, but we are currently unable to quantify the likely effects on our business due to the fact that the factors at play are fluid, are largely controlled by our Search Customers, and result in changes to the financial viability of our distribution partners, which we do not control and into which we have limited insight.
Search and Content operating results: The following table presents our Search and Content operating results:

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Revenue	$74,416	$107,742	(31)%	$260,999	$302,840	(14)%
Operating income	$12,709	$21,319	(40)%	$45,971	$57,501	(20)%
Segment margin	17%	20%		18%	19%
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
The following table presents our Search and Content revenue by source and as a percentage of total Search and Content revenue:

(In thousands, except percentages)	Three months ended September 30,				Nine months ended September 30,
	2014	Percentage of Revenue	2013	Percentage of Revenue	2014	Percentage of Revenue	2013	Percentage of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$55,830	75%	$75,749	70%	$204,823	78%	$238,901	79%
Revenue from new distribution partners (launched during the then-current year)	3,204	4%	11,585	11%	4,495	2%	17,469	6%
Revenue from distribution partners	59,034	79%	87,334	81%	209,318	80%	256,370	85%
Revenue from owned and operated properties	15,382	21%	20,408	19%	51,681	20%	46,470	15%
Total Search and Content revenue	$74,416		$107,742		$260,999		$302,840
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Search and Content revenue decreased approximately $33.3 million, or 31%, primarily due to a decrease in revenue from distribution partners. Revenue from distribution partners decreased $28.3 million, or 32%, driven by decreases of $19.9 million and $8.4 million in revenue from existing partners and new partners (both defined in table above), respectively. We generated 37% and 31% of our Search and Content revenue through our top five distribution partners in the three months ended September 30, 2014 and 2013, respectively. The web properties of our top five distribution partners for the three months ended September 30, 2014 generated 22% of our Search and Content revenue in the three months ended September 30, 2013.
The decrease in distribution revenue primarily was driven by a previously disclosed factor that occurred in the first quarter of 2014 related to changes in our mobile advertising offering as a result of our new agreement with Google and the additional factors that occurred during the third quarter of 2014 as further explained above in "Ongoing challenges in the Search and Content business."
Revenue generated by our owned and operated properties (which includes HSW) decreased $5.0 million, or 25%, primarily due to decreased investment in online marketing as further explained above in "Ongoing challenges in the Search and Content business." This decrease was offset by the revenue contribution from HSW.
Search and Content operating income decreased approximately $8.6 million, consisting of the $33.3 million decrease in revenue, offset by a decrease of $24.7 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $22.4 million, or 33%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share to our distribution partners and decreased content costs, and a $3.6 million decrease in spending on our online marketing, offset by increased personnel expenses due to higher headcount primarily as a result of the HSW acquisition. Segment margin decreased primarily due to increased personnel expenses and flat non-personnel operating expenses on declining revenues, as well as a lower return on our online marketing expenditures.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
Search and Content revenue decreased approximately $41.8 million, or 14%. Revenue from distribution partners decreased each quarter in 2014 over the prior year, for a total of $47.1 million, or 18%, driven by decreases of $34.1 million and $13.0 million in revenue from existing partners and new partners (both defined in table above), respectively. The decrease in distribution revenue was affected by the same factors described above that impacted the quarterly period and the technology change previously disclosed in the first and second quarters of 2014. Revenue generated by our owned and operated properties (which includes HSW) increased $5.2 million, or 11%, primarily due to increased investment in online marketing in the first quarter of 2014 as compared to the first quarter of 2013, which was partially offset by decreased investment in the third quarter of 2014, as explained above, coupled with the revenue contribution from HSW. These increases were offset by a decrease in revenue from our legacy owned and operated properties.

Search and Content operating income decreased approximately $11.5 million, consisting of the $41.8 million decrease in revenue, offset by a decrease of $30.3 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $39.9 million, or 20%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share to our distribution partners and decreased content costs. This decrease was offset by a $7.5 million increase in spending on our online marketing, as well as increased personnel expenses due to higher headcount primarily as a result of the HSW acquisition. Segment margin decreased primarily due to the same factors described above that impacted the quarterly period.
Tax Preparation

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Revenue	$2,469	$1,749	41%	$101,200	$89,170	13%
Operating income (loss)	$(1,859)	$(1,605)	16%	$52,754	$43,617	21%
Segment margin	(75)%	(92)%		52%	49%
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
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Tax Preparation revenue increased primarily due to increasing payments over the past couple years related to data archive services that are recognized as revenue over the related contractual term.
Tax Preparation operating loss was comparable to the prior period.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
Tax Preparation revenue increased approximately $12.0 million primarily due to a 4% increase in consumer e-files, growth in average revenue per user, increased sales of bank services in the current year, and increasing payments over the past couple years related to data archive services that are recognized as revenue over the related contractual term. Revenue derived from professional tax preparers also contributed to the increase, with a 12% increase in preparer e-files coupled with an increase in the number of professional preparer units sold.
Tax Preparation operating income increased approximately $9.1 million due to the $12.0 million increase in revenue, offset by an increase of $2.9 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses mainly due to higher headcount supporting all functions and, to a lesser extent, increased spending on marketing campaigns for the current tax season.
E-Commerce
The E-Commerce segment was new as of August 22, 2013 due to our acquisition of Monoprice.

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Revenue	$37,970	$14,630	160%	$110,408	$14,630	655%
Operating income	$3,336	$906	268%	$9,192	$906	915%
Segment margin	9%	6%		8%	6%
The E-Commerce segment generates revenue by importing and selling self-branded consumer electronics and accessories for both consumers and businesses. Substantially all of our products are sold via the internet at www.monoprice.com. E-Commerce revenue growth largely is driven by our ability to increase the number of orders to new and existing consumer and business customers. While order growth slowed for the current period as compared to the prior period, it was offset by an increase in the average order value. Order numbers decreased for the three and nine months ended September 30, 2014 as compared to the comparable prior periods as follows:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Order numbers	(5)%	(5)%
Three months ended September 30, 2014 compared with three months ended September 30, 2013
E-Commerce revenue and operating income increased approximately $23.3 million and $2.4 million, respectively, primarily due to the timing of the Monoprice acquisition.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
E-Commerce revenue and operating income increased approximately $95.8 million and $8.3 million, respectively, primarily due to the timing of the Monoprice acquisition. In addition, E-Commerce segment operating expenses included a $1.2 million charge triggered by the resignation of Ajay Kumar, the President of Monoprice. On June 24, 2014, the Company accepted the resignation of Mr. Kumar, and, under the circumstances of that resignation, Mr. Kumar was entitled to receive payment under the terms of the Restricted Cash Agreement that was entered into in connection with our acquisition of Monoprice. The amount that Mr. Kumar was entitled to under the Restricted Cash Agreement was the deferred amount that he otherwise would have been entitled to receive at the time of the 2013 sale of Monoprice to Blucora. Refer to our Current Report on Form 8-K dated June 24, 2014 for additional information. Discussion of the employee separation costs paid to Mr. Kumar is covered under Corporate-Level Activity below.
Corporate-Level Activity

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Operating expenses	$3,524	$4,025	$(501)	$10,579	$10,358	$221
Stock-based compensation	2,608	3,252	(644)	8,974	8,490	484
Depreciation	1,385	1,126	259	4,194	3,119	1,075
Amortization of intangible assets	7,993	6,090	1,903	23,104	16,294	6,810
Total corporate-level activity	$15,510	$14,493	$1,017	$46,851	$38,261	$8,590
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
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Operating expenses included in corporate-level activity decreased primarily due to transaction expenses associated with the Monoprice acquisition in August 2013.

Stock-based compensation decreased primarily due to stock options that vested upon completion of the Monoprice acquisition during the three months ended September 30, 2013 (for further detail, see "Note 8: Stockholders' Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report).
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice and HSW acquisitions.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
Operating expenses included in corporate-level activity increased primarily due to a $0.9 million increase in personnel expenses, which consisted of an increase in employee-related costs attributable to increased headcount in the current year to support operations and employee separation costs of $0.4 million related to Mr. Kumar's employment agreement, and increased business insurance expenses primarily due to the timing of the Monoprice acquisition. These increases were offset by a $0.9 million increase in capitalized internally developed software primarily due to the timing of the Monoprice acquisition. Internally developed software expense is recorded within our segments with the related cost capitalization benefit recorded within corporate-level activity.
Stock-based compensation increased primarily due to the issuance of equity awards to Monoprice and Balance Financial employees.
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice and HSW acquisitions.
OPERATING EXPENSES
Cost of Revenues

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Services cost of revenue	$49,754	$72,935	$(23,181)	$177,280	$219,274	$(41,994)
Product cost of revenue	25,605	10,622	14,983	73,771	10,622	63,149
Total cost of revenues	$75,359	$83,557	$(8,198)	$251,051	$229,896	$21,155
Percentage of revenues	66%	67%		53%	57%
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
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $22.4 million, driven by the decrease in revenue generated from distribution partners and the resulting revenue share to our distribution partners and decreased content costs.
Product cost of revenue increased primarily due to the timing of the Monoprice acquisition.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $39.9 million, driven by the decrease in revenue generated from distribution partners and the resulting revenue share to our distribution partners and decreased content costs, and, to a lesser extent, decreased data center expenses related to the migration of the Search data center to the cloud in 2013.
Product cost of revenue increased primarily due to the timing of the Monoprice acquisition.
Engineering and Technology

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Engineering and technology	$5,970	$2,905	$3,065	$14,922	$7,951	$6,971
Percentage of revenues	5%	2%		3%	2%
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
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Engineering and technology expenses increased, of which $1.2 million was attributable to Monoprice (excluding stock-based compensation) and primarily related to the timing of the Monoprice acquisition. The remaining increase primarily was due to a $1.6 million increase in personnel expenses mainly due to higher headcount in our Search and Content, primarily as a result of the HSW acquisition, and Tax Preparation businesses.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
Engineering and technology expenses increased, of which $4.0 million was attributable to Monoprice (excluding stock-based compensation) and primarily related to the timing of the Monoprice acquisition. The remaining increase primarily was due to a $2.4 million increase in personnel expenses mainly due to higher headcount in our Search and Content, primarily as a result of the HSW acquisition, and Tax Preparation businesses.
Sales and Marketing

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Sales and marketing	$18,152	$18,230	$(78)	$96,275	$71,409	$24,866
Percentage of revenues	16%	15%		20%	18%
Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include television, radio, online, text, and email channels), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel expenses (which include salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel) relating to our purchasing, customer and technical support, receiving, inspection and warehouse functions, as well as the cost of temporary help and contractors, and credit card processing fees.
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Sales and marketing expenses were comparable to the prior period, of which the change included $3.8 million attributable to Monoprice (excluding stock-based compensation) and primarily related to the timing of the Monoprice acquisition, offset by a $3.6 million decrease in marketing expenses in our Search and Content segment driven by decreased online marketing.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Sales and marketing expenses increased, of which $15.8 million was attributable to Monoprice (excluding stock-based compensation) and primarily related to the timing of the Monoprice acquisition. The remaining increase primarily was due to an $8.0 million increase in marketing expenses in our Search and Content and Tax Preparation businesses and a $0.5 million increase in personnel expenses. The increase in marketing expenses was driven by increased online marketing by our Search and Content segment and, to a lesser extent, increased marketing campaign activity for the current tax season by our Tax Preparation segment. Personnel expenses increased primarily due to higher headcount in our Tax Preparation business.
General and Administrative

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
General and administrative	$9,495	$8,421	$1,074	$28,552	$21,362	$7,190
Percentage of revenues	8%	7%		6%	5%
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
Three months ended September 30, 2014 compared with three months ended September 30, 2013
G&A expenses increased, of which $0.9 million was attributable to Monoprice (excluding stock-based compensation) and primarily related to the timing of the Monoprice acquisition.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
G&A expenses increased, of which $4.6 million was attributable to Monoprice (excluding stock-based compensation) and included a $1.2 million charge related to the Restricted Cash Agreement of Mr. Kumar and the impact of the timing of the Monoprice acquisition. The remaining increase primarily was due to a $2.1 million increase in personnel expenses. The increase in personnel expenses consisted of an increase in salaries, benefits, and other employee-related costs attributable to increased headcount in the current year to support operations and employee separation costs of $0.4 million related to Mr. Kumar's employment agreement.
Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Depreciation	$1,085	$697	$388	$3,278	$1,738	$1,540
Amortization of intangible assets	6,118	4,184	1,934	17,463	10,521	6,942
Total depreciation and amortization of intangible assets	$7,203	$4,881	$2,322	$20,741	$12,259	$8,482
Percentage of revenues	6%	4%		4%	3%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, heavy equipment, and leasehold improvements not recognized in cost of revenues. Amortization of intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice and HSW acquisitions.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice and HSW acquisitions.
Other Loss, Net

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income	$(71)	$(42)	$(29)	$(267)	$(206)	$(61)
Interest expense	2,706	2,669	37	8,485	6,707	1,778
Amortization of debt issuance costs	288	258	30	853	841	12
Accretion of debt discounts	931	862	69	2,753	1,972	781
Loss on debt extinguishment and modification expense	—	1,593	(1,593)	—	1,593	(1,593)
Loss on derivative instrument	—	3,956	(3,956)	—	5,931	(5,931)
Impairment of equity investment in privately-held company	—	3,711	(3,711)	—	3,711	(3,711)
Decrease in pre-acquisition liability	(665)	—	(665)	(665)	—	(665)
Other	19	111	(92)	(158)	(122)	(36)
Other loss, net	$3,208	$13,118	$(9,910)	$11,001	$20,427	$(9,426)
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Loss on debt extinguishment and modification expense related to the TaxACT credit facility refinancing in August 2013. Refer to "Note 6: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On November 21, 2013, the Warrant to purchase 1.0 million shares of Blucora common stock issued in August 2011 was exercised in full. The change in the fair value of the Warrant, driven by the change in the value of our common stock, resulted in a $4.0 million loss on derivative instrument during the three months ended September 30, 2013. Refer to “Note 2: Summary of Significant Accounting Policies” and “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
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
The sellers of Monoprice are entitled to federal and state tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement. During the three months ended September 30, 2014, we adjusted the refunds due to the sellers after finalizing Monoprice's 2013 federal and state tax returns. As a result, we recorded a $0.7 million gain.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
The increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, offset by decreases in the same categories due to the TaxACT credit facility refinancing in August 2013 and payments of the related principal balance in 2014.
Loss on debt extinguishment and modification expense related to the TaxACT credit facility refinancing in August 2013.
The change in the fair value of the Warrant, driven by the change in the value of our common stock, resulted in a $5.9 million loss on derivative instrument during the nine months ended September 30, 2013.
In 2013, we wrote down the $3.7 million carrying value of our equity investment in a privately-held company to zero, resulting in a loss.
During the three months ended September 30, 2014, we adjusted the refunds due to the Monoprice sellers and recorded a $0.7 million gain.

Income Taxes
We recorded an income tax benefit of $2.3 million and income tax expense of $17.6 million in the three and nine months ended September 30, 2014, respectively. We recorded an income tax benefit of $0.5 million and income tax expense of $17.8 million in the three and nine months ended September 30, 2013, respectively. In 2014, income tax expense differed from taxes at the statutory rates primarily due to additional state taxes attributable to Monoprice and HSW. In 2013, income tax expense differed from taxes at the statutory rates primarily due to the non-deductible loss on the Warrant derivative and an increase in the valuation allowance against deferred tax assets that were capital in nature.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the effects of income taxes, depreciation, amortization of intangible assets, stock-based compensation, and other loss, net (which primarily includes items such as interest income, interest expense, amortization of debt issuance costs, accretion of debt discounts, loss on debt extinguishment and modification expense, loss on derivative instrument, other-than-temporary impairment loss on equity investments, and adjustments to contingent liabilities related to business combinations).
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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,238)	$(6,481)	$32,486	$25,533
Stock-based compensation	2,608	3,252	8,974	8,490
Depreciation and amortization of intangible assets	9,378	7,216	27,298	19,413
Other loss, net	3,208	13,118	11,001	20,427
Income tax (benefit) expense	(2,294)	(510)	17,579	17,803
Adjusted EBITDA	$10,662	$16,595	$97,338	$91,666
Three months ended September 30, 2014 compared with three months ended September 30, 2013
The decrease in Adjusted EBITDA was due to decreases in segment operating income of $8.6 million related to our Search and Content segment and $0.3 million related to our Tax Preparation segment, offset by an increase of $2.4 million from our E-Commerce segment primarily related to the timing of the Monoprice acquisition. Offsetting the net decrease in segment operating income was a $0.5 million decrease in corporate operating expenses not allocated to the segments primarily related to transaction expenses associated with the Monoprice acquisition in August 2013.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013
The increase in Adjusted EBITDA was due to increases in segment operating income of $9.1 million related to growth in our Tax Preparation segment and $8.3 million from our E-Commerce segment primarily related to the timing of the Monoprice acquisition, offset by a decrease in segment operating income of $11.5 million related to our Search and Content segment. Offsetting the net increase in segment operating income was a $0.2 million increase in corporate operating expenses not allocated to the segments primarily due to employee separation costs.
Non-GAAP net income: We define non-GAAP net income differently for this report than we have defined it in the past, due to adjustments recorded in other loss, net that resulted from finalizing Monoprice's 2013 federal and state tax returns in the third quarter of 2014. For this report, we define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, accretion of debt discount on the Convertible Senior Notes, loss on debt extinguishment and modification expense, loss on derivative instrument, other-than-temporary impairment loss on equity investments, changes in non-cash pre-acquisition liabilities, and the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,238)	$(6,481)	$32,486	$25,533
Stock-based compensation	2,608	3,252	8,974	8,490
Amortization of acquired intangible assets	7,993	6,090	23,104	16,294
Accretion of debt discount on Convertible Senior Notes	907	843	2,671	1,816
Loss on debt extinguishment and modification expense	—	1,593	—	1,593
Loss on derivative instrument	—	3,956	—	5,931
Impairment of equity investment in privately-held company	—	3,711	—	3,711
Decrease in non-cash pre-acquisition liability	(665)	—	(665)	—
Cash tax impact of adjustments to GAAP net income	(44)	(1)	(295)	(181)
Non-cash income tax (benefit) expense	(2,017)	7	14,180	16,412
Non-GAAP net income	$6,544	$12,970	$80,455	$79,599

Per diluted share:
Net income (loss)	$(0.05)	$(0.16)	$0.75	$0.60
Stock-based compensation	0.06	0.08	0.21	0.20
Amortization of acquired intangible assets	0.19	0.14	0.53	0.38
Accretion of debt discount on Convertible Senior Notes	0.02	0.02	0.06	0.04
Loss on debt extinguishment and modification expense	—	0.04	—	0.04
Loss on derivative instrument	—	0.09	—	0.13
Impairment of equity investment in privately-held company	—	0.09	—	0.09
Decrease in non-cash pre-acquisition liability	(0.02)	—	(0.01)	—
Cash tax impact of adjustments to GAAP net income	(0.00)	(0.00)	(0.01)	(0.00)
Non-cash income tax (benefit) expense	(0.05)	0.00	0.33	0.38
Non-GAAP net income per share	$0.15	$0.30	$1.86	$1.86
Weighted average shares outstanding used in computing diluted non-GAAP income per share and its components	42,305	43,142	43,303	42,878
Three months ended September 30, 2014 compared with three months ended September 30, 2013
The decrease in non-GAAP net income primarily was due to a decrease in segment operating income of $8.6 million related to our Search and Content segment and $0.3 million related to our Tax Preparation segment, offset by an increase in segment operating income of $2.4 million from our E-Commerce segment primarily related to the timing of the Monoprice acquisition. This net decrease was offset by a $0.5 million decrease in corporate operating expenses not allocated to the segments primarily related to transaction expenses associated with the Monoprice acquisition in August 2013.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

The increase in non-GAAP net income primarily was due to increases in segment operating income of $9.1 million related to growth in our Tax Preparation segment and $8.3 million from our E-Commerce segment primarily related to the timing of the Monoprice acquisition, offset by a decrease in segment operating income of $11.5 million related to our Search and Content segment. Offsetting the net increase in segment operating income were a $2.1 million increase in cash income tax expense primarily due to additional state taxes attributable to Monoprice and HSW, a $1.8 million increase in interest expense related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, offset by decreased interest expense on the TaxACT credit facility refinancing in August 2013 and payments of the related principal balance in 2014, a $1.1 million increase in depreciation expense primarily due to depreciation expense on fixed assets attributable to Monoprice, and a $0.2 million increase in corporate operating expenses not allocated to the segments primarily due to employee separation costs.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of September 30, 2014, we had cash and marketable investments of approximately $280.4 million, consisting of cash and cash equivalents of $60.2 million and available-for-sale investments of $220.2 million. We generally invest our excess cash in high quality marketable investments. These investments include debt securities issued by U.S. and international government agencies, money market funds, commercial paper, time deposits, corporate bonds, and municipal bonds, as well as equity securities. A significant portion of our financial instrument investments held at September 30, 2014 had minimal default risk and short-term maturities.
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
On August 30, 2013, TaxACT entered into an agreement to refinance a 2012 credit facility on more favorable terms. Under that 2012 credit facility, TaxACT borrowed $100.0 million, of which $25.5 million was repaid in 2012, $10.0 million in April 2013, and the remaining $64.5 million in August 2013, the latter amount in connection with the refinancing of this credit agreement. The new 2013 credit facility consists of a revolving credit commitment that reduced to $90.0 million on August 30, 2014 and will reduce to $80.0 million on August 30, 2015 and $70.0 million on August 30, 2016. The final maturity date of the 2013 credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The 2013 credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of September 30, 2014. TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility and $6.0 million was an additional draw in October 2013. TaxACT had net repayment activity of $52.0 million during the nine months ended September 30, 2014. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On August 22, 2013, we acquired Monoprice for $182.9 million in cash. The acquisition of Monoprice was funded from our available cash. On November 22, 2013, Monoprice entered into a $70.0 million credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of September 30, 2014. Monoprice borrowed $50.0 million under the credit facility, receiving net proceeds of approximately $49.3 million. Monoprice repaid $6.0 million during the nine months ended September 30, 2014. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
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
Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. During the nine months ended September 30, 2014, we purchased 1.7 million shares in open-market transactions at a total cost of approximately $29.9 million and an average price of $17.68 per share, exclusive of purchase and administrative costs. As of September 30, 2014, we may repurchase an additional $45.2 million, which also takes into consideration share repurchases during 2013 of $10.0 million, of our common stock under the repurchase program. For further detail, see “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
Contractual Obligations and Commitments
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in “Note 9: Commitments and Contingencies” in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$51,158	$66,685
Net cash used by investing activities	(64,321)	(243,757)
Net cash provided (used) by financing activities	(56,868)	206,615
Net increase (decrease) in cash and cash equivalents	$(70,031)	$29,543
Net cash from operating activities: Net cash from operating activities consists of net income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $51.2 million and $66.7 million for the nine months ended September 30, 2014 and 2013, respectively. The activity in the nine months ended September 30, 2014 included approximately $30.1 million of net income (offset by non-cash adjustments) and a $21.0 million working capital contribution. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, offset by reduced payable and accrual balances related to Monoprice inventory purchases and the Search and Content business’s online marketing spending. Accounts receivable and accounts payable reflected lower Search and Content distribution revenue and the resulting revenue share to our distribution partners.

The activity in the nine months ended September 30, 2013 included approximately $37.4 million of net income (offset by non-cash adjustments) and a $29.2 million working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity, decreases in prepaid expenses and other current assets due to the timing of TaxACT's spending on marketing campaigns for the tax season, increased accrual balances related to our Search and Content business's online marketing spending, and the working capital contribution from Monoprice which was acquired in August 2013. Accounts receivable and accounts payable reflected higher Search and Content distribution revenue and the resulting revenue share to our distribution partners.
Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases, as well as proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.
Net cash used by investing activities was $64.3 million and $243.8 million for the nine months ended September 30, 2014 and 2013, respectively. The activity in the nine months ended September 30, 2014 primarily consisted of the acquisition of HSW for $44.9 million, net cash outlays on our available-for-sale investments of $15.1 million, and $4.2 million in purchases of property and equipment. The activity in the nine months ended September 30, 2013 primarily consisted of the acquisition of Monoprice for $180.5 million (net of cash acquired), net cash outlays on our available-for-sale investments of $58.7 million, a $4.0 million investment in a privately-held company, and $3.1 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $56.9 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $206.6 million for the nine months ended September 30, 2013. The activity for the nine months ended September 30, 2014 primarily consisted of combined payments of $62.0 million on the Monoprice and TaxACT 2013 credit facilities, stock repurchases of $29.9 million, and $2.6 million in tax payments from shares withheld upon vesting of restricted stock units. This cash outflow was offset by $29.8 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $4.0 million in proceeds from the TaxACT 2013 credit facility, and $3.8 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the nine months ended September 30, 2013 primarily consisted of $194.8 million in net proceeds from the issuance of the Notes, $24.6 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $2.8 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. This cash inflow was offset by payment of $10.0 million on the TaxACT 2013 credit facility, stock repurchases of $3.5 million, and $2.0 million in tax payments from shares withheld upon vesting of restricted stock units.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the nine months ended September 30, 2014 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
See “Note 2: Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as noted below, there have been no material changes to our market risk during the nine months ended September 30, 2014. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
The following table summarizes our equity securities and equity price risk as of September 30, 2014, including the effects of a hypothetical 30% increase and a 30% decrease in market prices as of that date. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Results could be far worse due to, among other things, the underlying economic characteristics of the investee and the nature of equity markets.

(In thousands, except percentages)	September 30, 2014
Fair value of equity securities	$4,591

Hypothetical price increase	30%
Estimated fair value after hypothetical price increase	$5,969
Hypothetical percentage increase in stockholders' equity	0.25%

Hypothetical price decrease	(30)%
Estimated fair value after hypothetical price decrease	$3,214
Hypothetical percentage decrease in stockholders' equity	(0.25)%
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The trading price of our common stock has been highly volatile. Between October 1, 2012 and September 30, 2014, our closing stock price ranged from $14.09 to $29.82. On October 30, 2014, the closing price of our common stock was $16.98. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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
In addition, the market for technology company securities has experienced extreme price and volume fluctuations, and our stock has been particularly susceptible to such fluctuations. Often, class action litigation has been instituted against companies after periods of volatility in the price of such companies’ stock. We are currently defendants in such class action litigation (see “Note 7: Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report), and even if we prevail in this litigation, it could result in substantial cost and diversion of management’s attention and resources.
Our financial results may fluctuate, which could cause our stock price to be volatile or decline.
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•
changes or potential changes in our relationships with Google or Yahoo! or future significant Search Customers, such as the effects of changes to their requirements or policies, changes in how they interpret or enforce their requirements or policies, the revenue share rates that they pay us, or their measurement of the quality of traffic that we send to their advertiser networks, and any resulting loss or reduction of content that we can use or provide to our distribution partners;

•
the loss, termination, or reduction in scope of key search distribution relationships as a result of, for example, distribution partners licensing content directly from our Search Customers or other content providers, or any suspension by our Search Customers (particularly Google) of the right to use or distribute content on the web properties of our distribution partners;

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
The conditional conversion feature of the Notes, if triggered, and the requirement to repurchase the Notes upon a fundamental change may adversely affect our financial condition and financial results. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If we undergo a fundamental change (as described in the applicable Indenture), subject to certain conditions, holders of the Notes may require us to repurchase for cash all or part of their Notes at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.
The payment of the interest and the repayment of principal at maturity, conversion, or under a fundamental change will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.
We incurred debt in connection with our acquisitions of the Monoprice and TaxACT businesses, and may incur future debt related to other acquisitions, which may adversely affect our financial condition and future financial results.
In November 2013, Monoprice incurred debt as part of our acquisition of Monoprice’s business, of which $44.0 million remained outstanding as of September 30, 2014. In addition, TaxACT incurred debt as part of our acquisition of TaxACT’s business, which was refinanced with a new credit agreement on August 30, 2013 and of which $19.4 million remained outstanding as of September 30, 2014. Both are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

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
Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of September 30, 2014, Monoprice and TaxACT had $44.0 million and $19.4 million outstanding, respectively, under the credit agreements entered into in November 2013 and August 2013, respectively. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
RISKS RELATED TO OUR SEARCH AND CONTENT BUSINESS
The current challenges in the search business may continue.
Our Search and Content business has been subject to volatility in the past and is currently experiencing renewed and significant volatility related to a number of factors, many of which are outside of our control. Specifically, the challenges discussed in Part I Item 2 of this report under the heading “Ongoing challenges in the Search and Content business” are causing a slowdown that began late in the first quarter of 2014, continued to impact the second and third quarters of 2014, and is likely to extend into subsequent periods. Although we have addressed, to varying degrees, some of the challenges that initially caused this slowdown, we have been unable to stabilize all of these challenges, and additional issues have emerged, leading to continued and significant pressure on our Search and Content business. In addition, we have been unable to accurately predict the long-term impact of some these challenges in 2014 and may be unable to accurately predict the long-term impact going forward. If we are unable to successfully address our current challenges, or if new issues emerge, we are likely to see a continued material adverse effect on our Search and Content business and its financial results.
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
If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 51% of our total Company revenues in the third quarter of 2014. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but Yahoo! is currently a much less significant source of revenue than Google. Although we believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo! or other potential content providers, because of Google's position as the overwhelming market leader in the search industry, these two Search Customers are not interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid listings. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid listings may be impaired. In addition, if a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.
The success of our search business depends on our ability to negotiate extensions of our Search Customer agreements on favorable terms. We recently renewed our agreement with Google, which now runs to March 31, 2017. Our agreement with Yahoo! also recently renewed and now runs to December 31, 2015. If we cannot negotiate extensions of our current agreements or new agreements on favorable terms (including revenue share rates, our continued ability to offer combined search results or advertisements from different partners as part of our metasearch service, and other operational aspects of our search services), the financial results of our search business will suffer.
We may be unable to successfully compete in the search market as the market shifts to mobile search.
Our search business, and that of most of our distribution partners, is primarily based on searches conducted from browsers and other applications on desktop and laptop computers. As mobile phones, tablets, and other mobile devices increase in popularity, functionality, and usage, mobile searches will constitute an increasing percentage of the search market. Because our search business has been primarily focused on the desktop and laptop markets, we may have less experience and capability in offering and monetizing mobile search services than our competitors. In addition, because we rely on our Search Customers to provide us with search results and advertisements, our ability to innovate for mobile search and to expand in that market is dependent on the cooperation of, and collaboration with, those Search Customers. Under the terms of our current agreement with Google, which took effect on April 1, 2014, Google was no longer obligated to provide us with AdSense for Search advertisements on our mobile search services, and this change required us to increase usage of our other current advertising solutions for mobile and/or find additional mobile advertising solutions and partners. Although we recently executed an amendment to our agreement with Google that allows a broader implementation of mobile search advertisements, that agreement provides a revenue share rate that is significantly lower than the revenue share rate for desktop advertisements and is thus likely to have a limited impact. If we cannot develop services and partners that allow us to sufficiently innovate for the mobile search market and if our mobile advertising solutions monetize at a significantly lower level than our desktop advertising solutions, our ability to participate in the market shift to mobile search will be impaired, which will likely have a material adverse effect on our search business and its financial results.
Failure by us or our search distribution partners to comply with the policies promulgated by Google and Yahoo! may cause that Search Customer to temporarily or permanently suspend the use of its content or terminate its agreement with us, or may require us to modify or terminate certain distribution relationships.
If we or our search distribution partners fail to meet the policies promulgated by Google or Yahoo! for the use of their content, we may not be able to continue to use their content or provide the content to such distribution partners. Our agreements with Google and Yahoo! give them the ability to suspend the use and the distribution of their content for non-compliance with their requirements and policies and, in the case of breaches of certain other provisions of their agreements, to terminate their agreements with us immediately, regardless of whether such breaches could be cured. The terms of the Search Customer agreements with Google and Yahoo! and the related requirements and policies are also subject to differing interpretations by the parties, and we have experienced situations, both in the past and in recent periods, in which our interpretation substantially differs from that of our Search Customers. In addition, Google and Yahoo! have broad discretion, at any time, to unilaterally revise their existing requirements and policies, to implement new requirements and policies, or to change their interpretation or enforcement of existing requirements and policies. Such revisions, implementations, or changes may prohibit or severely restrict certain business methods used by our search business or those of our distribution partners, and the resulting impact could have a material adverse effect on our business and financial results.
Google and Yahoo! have suspended, both in the past and in recent periods, their content provided to our websites and the websites of our distribution partners, often without notice, when they believe that we or our distribution partners are not in compliance with their policies or are in breach of the terms of their agreements. During such suspensions, which could occur again in the future, we will not receive any revenue from any property of ours or a distribution partner that is affected by the suspended content, and the loss of such revenue could harm our business and financial results.
Restrictions on our ability, and the ability of our search distribution partners, to distribute, market, or offer search-related applications, products, and services may impact our financial results.
A significant portion of our Search and Content revenue is dependent on business models that can be negatively impacted by changes in policies, requirements, or technology. For example, many of our search distribution partners distribute applications, extensions, or toolbars that are monetized through the search services that we provide. Our Search Customers require that such applications, extensions, or toolbars, and the distribution of those applications, extensions, or toolbars, comply with certain policies, and recent modifications of these policies have impacted the distribution of applications, extensions, or toolbars that drive traffic and revenue to our search services, and future changes may further restrict such traffic and revenue. In addition, changes to our Search Customers’ policies, and their interpretations or application of those policies, have previously negatively affected our ability, and the ability of our search distribution partners, to drive traffic to our search services through the use of online marketing, and similar changes in the future could further restrict or eliminate certain online marketing practices used by our owned and operated sites and those of our distribution partners.
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
We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 51% of our total revenues for the third quarter of 2014 came from searches conducted by end users on the web properties of our search distribution partners, and approximately 24% of our total revenues for the same time period came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners come up for renewal in 2014, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. In addition, if these larger partners violate our policies or requirements, or those of our Search Customers, we, or our Search Customers, may suspend or limit their access to our search services. We have lost some of our larger distribution partners in 2014, either due to competition from other content providers, including our Search Customers, or due to inability of those partners to successfully adapt to changes in the marketplace or in Search Customer policies. If we are unable to maintain relationships with our distribution partners on favorable terms, or if our distribution partners cannot continue to use our search services, our business and financial results could be materially adversely affected.

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
Some of our Search and Content properties, and those of our distribution partners, depend on search engine traffic to drive revenue, and changes in how search engines display links to those properties can negatively impact traffic to those properties and thus the revenues generated by those properties.
Some of our properties, particularly our HowStuffWorks content properties, generate a significant amount of their traffic from search engine result pages. Some of our distribution partners also have properties that generate traffic through search engine result pages. Search engines, including our Search Customers, regularly update the algorithms that power their search results. These algorithm changes can affect the placement of our web properties, or those of our partners, on search result pages, and those placement changes can have a significant impact on traffic driven through search engines, with a resulting negative impact on revenues. If we, or our partners, cannot maintain sufficiently high placement on search engine result pages, the business may be negatively impacted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the third quarter of 2014 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 - 31, 2014	—	$—	—	$49,282
August 1 - 31, 2014	237	$15.64	237	$45,576
September 1 - 30, 2014	27	$15.89	27	$45,155
Total	264	$15.67	264
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

November 5, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.1*	Employment Agreement between Blucora, Inc., Monoprice, Inc., and Bernard Luthi, dated July 14, 2014				X
10.2*	Employment Agreement between Blucora, Inc. and Nathan Garnett, dated September 7, 2014				X
10.3*	Employment Agreement between Blucora, Inc. and Mark Finkelstein, dated September 30, 2014				X
10.4*	Employment Agreement between Blucora, Inc., InfoSpace LLC, and Peter Mansour, dated October 6, 2014				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X

*    Indicates a management contract or compensatory plan or arrangement..