Form 10-K
period 2014-12-31
BLUCORA, INC.
filed 2015-02-26
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2014, based upon the closing price of Common Stock on June 30, 2014 as reported on the NASDAQ Global Select Market, was $735.3 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2015, 41,044,048 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Blucora, Inc. operates a portfolio of Internet businesses. Our Search and Content business (formerly known as our Search business) operates through our InfoSpace LLC subsidiary (“InfoSpace”) and provides search services to users of our owned and operated and distribution partners’ web properties, as well as online content. Our Tax Preparation business consists of the operations of TaxACT, Inc. (“TaxACT”), which we acquired on January 31, 2012, and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. Our E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”), which we acquired on August 22, 2013, and sells self-branded electronics and accessories to both consumers and businesses.

Following the acquisitions of TaxACT and Monoprice, we determined that we have three reportable segments: Search and Content (formerly known as Search), Tax Preparation, and E-Commerce. Our Search and Content segment is the InfoSpace business, our Tax Preparation segment is the TaxACT business, and our E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, we use the term “Search and Content” to represent the InfoSpace business, we use the term “Tax Preparation” to represent the TaxACT business, and we use the term “E-Commerce” to represent the Monoprice business.

See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on our Search and Content, Tax Preparation, and E-Commerce businesses and revenues. See "Note 11: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding revenues, operating income, and assets for each of our segments.

Search and Content Business
Our InfoSpace business primarily offers search services to users of our owned and operated and distribution partners' web properties, as well as online content. These search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users, predominantly from desktop and laptop computers. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Search and content services provided through our owned and operated properties include services through websites such as Dogpile.com, WebCrawler.com, HowStuffWorks.com (acquired May 30, 2014, see below), and third party web pages that we operate. Search services provided to our distribution partners include services to a network of approximately 100 distribution partners through the respective web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner.

Our Search and Content revenue primarily consists of advertising revenue generated through end-users clicking on paid listings included in the search results display, as well as from advertisements appearing on our HowStuffWorks.com website. The paid listings, as well as algorithmic search results, are primarily supplied by Google and Yahoo!, whom we refer to as our "Search Customers." When a user submits a search query through one of our owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. If the paid listing click occurred on one of our distribution partners' properties, we pay a significant share of our revenue to the distribution partner. Revenue is recognized in the period in which such clicks on paid listings occur and is based on the amounts earned by and ultimately remitted to us by our Search Customers.

Our main Search Customer agreements are with Google and Yahoo!. We derive a significant portion of our search revenue from Google, and we expect this concentration to continue in the foreseeable future and at levels that are substantially similar to 2014. Google accounted for approximately 80% of our total Search and Content revenues in 2014. If either of these Search Customers reduce or eliminate the services provided to us or our distribution partners, or if either is unwilling to pay amounts owed to us, it could materially harm our business and financial results. Our agreement with Yahoo! runs through December 31, 2015, and our agreement with Google runs through March 31, 2017 and may be extended for an additional year upon the mutual agreement of both parties. Both Google and Yahoo! have requirements and guidelines regarding, and reserve certain rights of approval over, the use and distribution of their respective search products and services. Both Google and Yahoo! may modify certain requirements and guidelines of their agreements with us at their discretion, and even when unmodified, we occasionally disagree with our Search Customers on interpretations of these requirements and guidelines. If Google or Yahoo! believe that we or our search distribution partners have failed to meet the requirements and guidelines of the Search Customer agreements, they may suspend or terminate our or our distribution partners’ use and distribution of their search products and services, with or without notice, and in the event of certain violations, may terminate their agreements with us. We and our distribution partners have limited rights to cure breaches of the requirements and guidelines.

Our partners for distribution of our online search services include software application providers, web portals, and internet service providers. Traffic from our largest distribution partners generates a significant percentage of our Search and Content revenue. In 2014, 36% of our Search and Content revenue was generated by traffic from the web properties operated by our top five distribution partners, and this percentage was 33% in 2013 and 47% in 2012. Our agreements with our distribution partners typically renew annually. In addition, our agreements with some of our distribution partners are not exclusive, meaning that they have the right to shift some or all of the search traffic that they send to us to our competitors.

Our primary focus for the Search and Content business is on maximizing cash flow from our search services while redeploying resources in pursuit of new initiatives that capitalize on the assets and competencies of the organization.  As discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, the Search and Content business experienced significant volatility in 2014 due to a number of factors, with the result that its year-over-year financial performance declined materially. Although we expect that search services will continue to provide meaningful revenue and profit in the near term, we anticipate continued volatility. In response, we are making investments that we believe will better align with our Search Customers’ preferences in the short-term and will allow us to diversify our product and service offering in the long-term.  These new investments are centered on growing the audience for our owned and operated sites, including HowStuffWorks.com, as well as third party web pages that we operate, by leveraging owned and licensed content to create unique and engaging user experiences.

Tax Preparation Business

Our TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. TaxACT generates revenue primarily through its online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is "free for everyone," meaning that any taxpayer can use the services to e-file his or her federal income tax return without paying for upgraded services and may do so for every form that the IRS allows to be e-filed. This free offer differentiates TaxACT’s offerings from many of its competitors who limit their free software and/or services offerings to certain categories of customers or certain forms. The TaxACT business generates revenue from a percentage of these "free" users who purchase a state form or choose to upgrade for a fee to the Deluxe or Ultimate offering, which includes additional support, tools, or state forms in the case of the Ultimate offering. In addition, revenue is generated from the sale of ancillary services, which include, among other things, tax preparation support services, data archive services, bank services (including reloadable pre-paid debit card services), and additional e-filing services. TaxACT is the recognized value player in the digital do-it-yourself space, offering comparable software and/or services at a lower cost to the end user compared to larger competitors. This, coupled with its "free for everyone" offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers historically has constituted a relatively small percentage of the TaxACT business’s overall revenue and requires relatively modest incremental development costs as the professional tax preparer software is substantially similar to the consumer-facing software and online service.

Our primary focus for the TaxACT business is on enhancing tax preparation services and software offerings to our end users, maintaining and adding tax preparation customers, and expanding and diversifying our tax preparation offerings and ancillary services.

E-Commerce Business

Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through reseller and marketplace agreements. Monoprice has built a well-respected brand by delivering products with quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 6,900 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.

Our primary focus for the E-Commerce business is on expanding and diversifying our e-commerce offerings, maintaining and adding Monoprice.com customers, extending our sales channels through geographic expansion and other means, and building our brand recognition.

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

Research and Development

We believe that our technology is essential to expand and enhance our products and services and maintain their attractiveness and competitiveness. Research and development expenses were $8.9 million in 2014, $7.3 million in 2013, and $6.1 million in 2012. These amounts exclude any amounts spent by the TaxACT and Monoprice businesses on research and development prior to our acquisition of those businesses.

Intellectual Property

Our success depends significantly upon our technology and intellectual property rights. To protect our rights and the value of our corporate brands and reputation, we rely on a combination of domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, patents, trademarks, and trade secrets. We hold multiple issued patents and registered trademarks in the United States and in various foreign countries, and we apply for additional patents and trademarks as business needs require. We may not be successful in obtaining issuance or registration for such applications or in maintaining existing patents and trademarks. In addition, issued patents and registered marks may not provide us with any competitive advantages. We may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, and failure to do so could weaken our competitive position and negatively impact our business and financial results. If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, re-engineer our products, engage in expensive and time-consuming litigation, or stop marketing and licensing our products. See the section entitled "Risk Factors" in Part I Item 1A of this report for additional information regarding protecting and enforcing intellectual property rights by us and third parties against us.

Competition

We face intense competition in all markets in which our businesses operate. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. In addition, we may face increasing competition for market share from new startups, mobile providers, and social media sites and applications. For our businesses to be successful, we must be competitive in some or all of the specific competitive factors in the Search and Content, Tax Preparation, and E-Commerce markets that are described below.

Search and Content Competition

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

Tax Preparation Competition

Our Tax Preparation business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block's products and services. Our Tax Preparation business must also compete with alternate methods of tax preparation, including "pencil and paper" do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our Tax Preparation business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. We believe that the primary competitive factors in the market for tax preparation software and services are:

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
.

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

Governmental Regulation

We face increasing governmental regulation in all of our businesses. U.S. and foreign governments have adopted, or may in the future adopt, applicable laws and regulations addressing issues such as consumer protection, user privacy, security, pricing, age verification, content, taxation, intellectual property, advertising, and product and services quality. These or other laws or regulations that may be enacted in the future could have adverse effects on our business, including higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties. See the section entitled "Risk Factors" in Part I Item 1A of this report for additional information regarding the potential impact of governmental regulation on our operations and results.

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

Employees

As of December 31, 2014, we had 496 full-time employees. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is significant competition for qualified personnel in the industries in which we operate, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.

Acquisitions

On May 30, 2014, InfoSpace acquired the HowStuffWorks business (“HSW”). On August 22, 2013, we acquired Monoprice. On January 31, 2012, we acquired TaxACT, and TaxACT acquired Balance Financial, Inc. (“Balance Financial”) on October 4, 2013. For further detail on our acquisitions of these businesses, see “Note 3: Business Combinations” of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Company Internet Site and Availability of SEC Filings

Our corporate website is located at www.blucora.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), as well as any amendments to those filings. Our SEC filings, as well as our Code of Ethics and Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A. Risk Factors
RISKS COMMON TO ALL OF OUR BUSINESSES
Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
The online service, software, and e-commerce industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in the Search and Content, Tax Preparation, and E-Commerce segments offer new and enhanced products and services every year. Consequently, customer expectations are constantly changing. We must successfully innovate and develop new products and features to meet evolving customer needs and demands, while continually updating our technology infrastructure. We must devote significant resources to continue to develop our skills, tools, and capabilities in order to capitalize on existing and emerging technologies. Our inability to quickly and effectively innovate our products, services, and infrastructure could harm our business and financial results.
Our products and services have historically been provided through desktop computers, but the number of people who access similar offerings through mobile devices has increased dramatically in the past few years. We have limited experience to date in mobile platform development, and our existing user experience may not be compelling on this new generation of technology. Given the speed at which new devices and platforms are being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on newly developed devices, and we may need to devote significant resources to the creation, support, and maintenance of new user experience. If we are slow to develop products and services that are compatible with these new devices, particularly if we cannot do so as quickly as our competitors, our market share will decline. In addition, such new products and services may not succeed in the marketplace, resulting in lost market share, wasted development costs, and damage to our brands.
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
Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could reduce our revenue and impair our ability to properly process transactions. We use both internally developed and third-party systems, including cloud computing and storage systems, for our online services and certain aspects of transaction processing. Some of our systems are relatively new and untested and thus may be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information.
Our data centers and cloud service could be susceptible to damage or disruption, which could have a material adverse effect on our business. Our Search and Content and E-Commerce businesses rely on third-party co-location facilities and cloud service providers. Although these third party services provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business has a disaster recovery center, but if that primary data center fails and the disaster recovery center does not fully restore the failed environments, our TaxACT business will suffer, particularly if such interruption occurs during the "tax season."
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
If the volume of traffic to our infrastructure increases substantially, we must respond in a timely fashion by expanding our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or limits of our third-party co-location facility providers and cloud service providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints that may cause temporary unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our services or we fail to adequately expand and upgrade our systems and infrastructure to accommodate these increases.
The security measures we have implemented to secure confidential and personal information may be breached, and such a breach may pose risks to the uninterrupted operation of our systems, expose us to mitigation costs, litigation, investigation and penalties by authorities, claims by persons whose information was disclosed, and damage to our reputation.
Our networks and those from our third-party service providers may be vulnerable to unauthorized access by hackers, rogue employees or contractors, computer viruses, and other disruptive problems. A person who is able to circumvent security measures could misappropriate proprietary or personal information or cause interruptions in our operations. Unauthorized access to, or abuse of, this information could result in significant harm to our business.
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
We are subject to laws, regulations, and industry rules relating to the collection, use, and security of user data. We expect regulation in this area to increase. As a result of such new regulation, our current data protection policies and practices may not be sufficient and thus may require modification. New regulations may also impose burdens that may require notification to customers or employees of a security breach, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, our compliance requirements and costs may increase. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations.
A major breach of our systems or those of our third-party service providers may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. We may detect, or we may receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers may develop and deploy viruses, worms and other malicious software programs that can be used to attack our offerings. Although we utilize network and application security measures, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. Such a security breach may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.
We rely on the infrastructure of the Internet, over which we have no control and the failure of which could substantially undermine our operations.
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
An important component of our strategy for future growth is to acquire new technologies and businesses. We may seek to acquire companies or assets that complement our existing businesses. We may also consider acquisitions of companies and assets that are not related to search, content, tax preparation, or e-commerce. We regularly explore such opportunities in the ordinary course of our business, and potential acquisition targets range in size from relatively small to a size comparable to our own, and, therefore, may be material to our business, financial condition, and results of operations. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, or that, if acquired, we will be able to successfully integrate such acquisition.
If we are successful in our pursuit of any acquisition opportunities, we intend to use available cash, debt and/or equity financings, and/or other capital or ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business, taking into account potential benefits of diversification or operational synergies. However, these new business additions and acquisitions involve a number of risks and may not achieve our expectations, and, therefore, we could be adversely affected by any such new business additions or acquisitions. There can be no assurance that the short or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we pay or expenses we incur.
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
The trading price of our common stock has been highly volatile. Between January 1, 2013 and December 31, 2014, our closing stock price ranged from $13.12 to $29.82. On February 20, 2015, the closing price of our common stock was $13.33. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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
In addition, the market for technology company securities has experienced extreme price and volume fluctuations, and our stock has been particularly susceptible to such fluctuations. Often, class action litigation has been instituted against companies after periods of volatility in the price of such companies’ stock. We have been defendants in such class action litigation in prior periods and could be subject to future litigation, potentially resulting in substantial cost and diversion of management’s attention and resources.
Our financial results may fluctuate, which could cause our stock price to be volatile or decline.
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•
changes in our relationships with Google, Yahoo!, or future significant Search Customers, such as alterations to their policies, policy enforcement, revenue share agreements, or qualitative scoring of traffic we direct to their advertiser networks, any of which may result in a potential or total loss of content we may use or provide to our distribution partners;

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

The conditional conversion feature of the Notes, if triggered, and the requirement to repurchase the Notes upon a fundamental change may adversely affect our financial condition and financial results. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If we undergo a fundamental change (as described in the applicable Indenture), subject to certain conditions, holders of the Notes may require us to repurchase all or part of their Notes for cash at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.
The payment of the interest and the repayment of principal at maturity, conversion, or under a fundamental change will require the use of a substantial amount of our cash. If such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the Notes and the obligations we incurred by issuing them may hinder our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may in turn reduce or impair our ability to acquire new businesses or invest in our existing businesses.
We incurred debt in connection with our acquisitions of the Monoprice and TaxACT businesses, and may incur future debt related to other acquisitions, which may adversely affect our financial condition and future financial results.
In connection with our acquisition of Monoprice, Monoprice incurred debt in November 2013, of which $42.0 million remained outstanding as of December 31, 2014. In addition, as part of our acquisition of TaxACT’s business, TaxACT incurred debt, which was refinanced with a new credit agreement on August 30, 2013 and of which $51.9 million remained outstanding as of December 31, 2014. Both are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

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
We or our subsidiaries may incur additional debt in the future to finance additional acquisitions or for other purposes. Such debt may result in risks similar to those discussed above related to the Monoprice and TaxACT debts or in other risks specific to the credit agreements entered into for those debts.
Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.
Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of December 31, 2014, Monoprice and TaxACT had $42.0 million and $51.9 million outstanding, respectively, under the credit agreements entered into in November 2013 and August 2013, respectively. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

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
In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or for other business purposes, we may need to change or postpone such acquisitions or find alternative financing for them. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.
If others claim that our services infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.
Companies and individuals with rights relating to the technology and consumer electronics industries have frequently resorted to litigation regarding intellectual property rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear. In addition, the ownership or scope of such rights may be altered by changes in the legal landscape, such as through developments in U.S. or international intellectual property laws or regulations or through court, agency, or regulatory board decisions. These parties have in the past, and may in the future, make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, or require removal or redesigning of our products or services, payment of damages for infringement, or entry into royalty or licensing agreements. Our technology, services, and products may not be able to withstand any third-party claims or rights against their use. Our business could suffer if a successful claim of infringement was made against us and we could not develop non-infringing technology or content, or license the infringed or similar technology or content on a timely and cost-effective basis.
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
We rely heavily on our technology and intellectual property, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, thereby weakening our competitive position and negatively impacting our business and financial results. We may have to litigate to enforce our intellectual property rights, which can be time consuming, expensive, and difficult to predict.
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
Effectively policing the unauthorized use of our services and technology is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technology or other proprietary assets. The efforts we have taken to protect our proprietary rights may not be sufficient or effective, and unauthorized parties may copy aspects of our services, use similar marks or domain names, or obtain and use information, marks, or technology that we regard as proprietary. In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court, agency, regulatory board decisions. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as protection is not sought or obtained in every country in which our services and technology are available and it is often more difficult and costly to obtain, register, and enforce our rights in foreign jurisdictions.
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
All of our businesses are subject to laws and regulations relating to how they conduct their operations, and we anticipate that additional applicable laws and regulations will be enacted in the future. Many of these laws and regulations restrict the operations and opportunities of our businesses and result in compliance costs. In addition, interpretations of these laws and regulations are not always clear, and failure to comply with regulatory board or court interpretations could result in liability. For example, all of our businesses have privacy compliance obligations, and any failure by us to comply with our posted privacy policies, Federal Trade Commission (“FTC”) requirements, or other privacy-related laws and regulations could result in proceedings by the FTC or others, including class action litigation, which could have an adverse effect on our business, results of operations, and financial condition. Additional applicable legal and regulatory requirements for each of our businesses are discussed below under the sections of these Risk Factors that are specific to those businesses. It is not possible to predict whether or when additional applicable legislation or regulation may be adopted and certain proposals, if adopted, could materially and adversely affect our business. Our failure or inability to comply with applicable laws and regulations could materially impact our operations and financial results.
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
As of December 31, 2014, we had federal NOLs of $570.4 million that will expire primarily between 2020 and 2024. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.
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
Our business and operations are substantially dependent on the performance of our key employees. Changes of management or key employees may disrupt operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor, we may not be able to successfully and timely manage our business or achieve our business objectives. For example, the success of our Search and Content business is partially dependent on key personnel who have long-term relationships with our Search Customers and distribution partners. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.
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
Our Search and Content business faced significant challenges in 2014, resulting in a significant decline in financial results for this business as compared to the prior year. These challenges included the impacts of a technology change, changes to our mobile advertising offering as a result of the renewal of the agreement with Google in 2014, and suspended or limited access to our services for certain distribution partners due to regular monitoring of policy and compliance requirements. Although we have addressed, to varying degrees, some of the challenges that initially caused this slowdown, we have been unable to stabilize all of these challenges, and additional issues have emerged, leading to continued and significant pressure on our Search and Content business. In addition, we were unable to accurately predict the long-term impact of some these challenges in 2014, and we may be unable to accurately predict the long-term impact going forward. If we are unable to successfully address our current challenges, or if new issues emerge, we are likely to see a continued material adverse effect on our Search and Content business and its financial results.
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
If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 45% of our total Company revenues in 2014. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but Yahoo! is currently a much less significant source of revenue than Google. Although we believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo! or other potential content providers, because of Google's position as the overwhelming market leader in the search industry, these two Search Customers are not interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid listings. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid listings may be impaired. In addition, if a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.
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
Further, certain third parties have introduced, and can be expected to continue to introduce, new or updated technologies, applications, and policies that may interfere with the ability of users to access our search services or those of our search distribution partners. For example third parties have introduced technologies and applications (including new and enhanced web browsers) that prevent users from downloading the extensions or toolbars provided by some of our search partners. Those applications may also have features and policies that interfere with the functionality of search boxes embedded within extensions and toolbars and with the maintenance of home page and other settings previously selected by users. In addition, our Search Customers can require us to make technology changes to our search services that may negatively impact our search business or the businesses of our distribution partners. For example, a required technology change in the first quarter of 2014 resulted in a significant negative impact on the return on our marketing expenditures. Similar changes may be required again in the future.
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
We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 44% of our total revenues for 2014 came from searches conducted by end users on the web properties of our search distribution partners, of which approximately 20% came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners will come up for renewal in 2015, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. In addition, if these larger partners violate our policies or requirements, or those of our Search Customers, we, or our Search Customers, may suspend or limit their access to our search services. We lost some of our larger distribution partners in 2014 and early 2015, either due to competition from other content providers, including our Search Customers, or due to inability of those partners to successfully adapt to changes in the marketplace or in Search Customer policies. If we are unable to maintain relationships with our distribution partners on favorable terms, or if our distribution partners cannot continue to use our search services, our business and financial results could be materially adversely affected.
A significant percentage of our Search and Content business’s revenue is generated by our distribution partner network. Given the nature of our relationships with our distribution partners, we have limited insight into the methods that our partners use to drive search traffic, which may result in unanticipated volatility in our financial results.
We operate a distribution partner network of approximately 100 distribution partners, which generates the majority of our Search and Content revenue. We have contractual relationships with each partner in the network, but many of these relationships are not exclusive and may not provide us with the ability to have full insight into the methods that our partners use to drive search traffic or their business models. As a result, partners can vary their traffic serviced by our search services, and we may not be able to foresee or control this variation. Additionally, our ability to grow our revenue depends on both our ability to attract new distribution partners and retain existing distribution partners and on our partners’ ability to acquire and retain new users that use our search services. For example, a distribution partner may increase or decrease marketing initiatives in ways that we did not predict, and if that partner’s traffic is significantly correlated to marketing, such increase or decrease in marketing may result in a significant increase or decrease in search traffic. Without full insight into a partner’s business model and related revenue drivers, our ability to accurately predict the traffic driven and revenue generated by that partner is limited, in part, to historical patterns. The historical revenue patterns of partners may not be consistent with actual and forecasted results due to unknown factors that impact the partner’s business model and/or any related changes to such model.
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
Poor quality traffic may be a result of invalid click activity. Such invalid click activity occurs, for example, when a person or automated click generation program clicks on a commercial search result to generate fees for the web property displaying the commercial search result rather than to view the webpage underlying the commercial search result. Some of this invalid click activity is referred to as "click fraud." When such invalid click activity is detected, the Search Customer may not charge the advertiser or may refund the fee paid by the advertiser for such invalid clicks. If the invalid click activity originated from one of our distribution partners’ web properties or our owned and operated properties, such non-charge or refund of the fees paid by the advertisers in turn reduces the amount of fees the Search Customer pays us. Initiatives we undertake to improve the quality of the traffic that we send to our Search Customers may not be successful and, even if successful, may result in loss of revenue in a given reporting period.
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
Our TaxACT business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block’s products and services. Our TaxACT business must also compete with alternate methods of tax preparation, including "pencil and paper" do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our TaxACT business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. Our financial results will suffer if we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost effective way; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point.
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
Our TaxACT business is dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, and licensing partners, among others, in many areas of this business to deliver our services and products. In certain instances, the products or services provided through these third party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may reduce our revenues and profits, cause us to lose customers, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
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
We offer certain financial products related to our tax preparation software and services, and we generate some of our Tax Preparation segment revenue from such products. These products include prepaid debit cards on which a tax filer may receive his or her tax refund and the ability of certain of our users to have the fees for our services deducted from their tax refund. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies could impact our revenue from these financial products. In addition, litigation brought by consumers or state or federal agencies relating to these products may result in additional restrictions on the offering of these products. To the extent that any additional restrictions on our tax preparation related financial products restrict our ability to offer such products, our financial results may suffer.
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
The electronics and accessories market in which our Monoprice business sells products is highly competitive. All of Monoprice’s products face competition from many sellers of similar products, some of which are much larger and more well-known than Monoprice. We attempt to offer products that provide similar quality and technology as those offered by our competitors, but at a lower price, and we attempt to do so with customer service and support that equals or exceeds that of many of our competitors. Many of our competitors have significant competitive advantages over us that may adversely affect our ability to successfully compete on price, quality, technology, service, or support, including larger scale, advanced research facilities, extensive experience in the industry, proprietary intellectual property, greater financial resources, more advanced and extensive supply chain and distribution capacity, better service and support capability, and stronger relationships with suppliers and resellers. If we are unable to successfully compete on price, quality, technology, service, or support, we may not be able to attract and retain customers.
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
We outsource most of the manufacturing of our electronics and accessories to suppliers in Asia. We rely on the performance of these suppliers, and any problems with such performance could result in cost overruns, delayed deliveries, shortages, poor quality control, intellectual property issues (both theft of our intellectual property and infringement by our suppliers of the intellectual property of others), and compliance issues. Performance problems by our suppliers could result from many events, including the following: suppliers’ willful or unintentional breach of supply agreements; their failure to comply with applicable laws and regulations; labor unrest at their facilities; civil unrest; natural or human disasters at production or shipping facilities; equipment or other facility failures; their inability to acquire sufficient quantities or qualities of components or raw materials at expected prices; infrastructure problems in their countries (e.g., power or transportation infrastructure problems); their bankruptcy, insolvency, or other financial problems; and requests or requirements by their other customers that may conflict with our requirements. In addition, because most of our products are shipped from Asia, we face risks related to such shipping, including performance failures by our shipping partners and those of our suppliers, natural disasters, shipping equipment failure, and export and import regulation compliance issues. In late 2014 and early 2015, our ability to maintain adequate inventory has been impacted by slowdowns in offloading container ships resulting from labor disputes. These slowdowns may continue, with the result that the impact on our ability to maintain inventory may continue.
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
We expect that all of our electronics and accessories will meet or exceed all applicable standards for quality and safety. We monitor and attempt to address any quality or safety issues during the design and manufacturing processes, but some problems or defects may not be identified until after introduction and shipment of products to consumers. Resolving such problems or defects may result in increased costs related to production and shipment of replacement parts or products, increased customer support requirements, and redesign and manufacture of products. If we are unable to fix defects in a timely manner or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer, and we may lose customers. If the problems or defects result in a significant safety hazard, we may be forced to institute a product recall, resulting in negative publicity, loss of reputation, administrative costs, distraction of personnel from regular duties, and recall, refund, and replacement expenses. In addition, such product recalls may result in disputes with suppliers and customers or lead to adverse proceedings such as arbitration or litigation, which can be costly and expensive.
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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal corporate office is located in Bellevue, Washington. The primary operations for our InfoSpace business also are located in Bellevue, with the exception of the HSW operations, which are located in Atlanta, Georgia. We provide some data center services for our search operations from a third-party co-location facility located in Tukwila, Washington.  The headquarters and data center facility for our TaxACT business are in Cedar Rapids, Iowa, and we have a disaster recovery center for our TaxACT business in Waukee, Iowa. The headquarters and distribution facility for our E-Commerce business are in Rancho Cucamonga, California. All of our facilities are leased.  We believe our properties are suitable and adequate for our present and anticipated near-term needs.

ITEM 3. Legal Proceedings

See "Note 8: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding legal proceedings.

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

	High	Low
Year ended December 31, 2014
First Quarter	$28.73	$19.11
Second Quarter	$19.85	$17.07
Third Quarter	$18.96	$15.24
Fourth Quarter	$17.04	$13.12
Year ended December 31, 2013
First Quarter	$16.56	$14.44
Second Quarter	$19.11	$14.45
Third Quarter	$23.61	$19.12
Fourth Quarter	$29.82	$22.60

On February 20, 2015, the last reported sale price for our common stock on the NASDAQ Global Select Market was $13.33 per share.

Holders

As of February 20, 2015, there were 439 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

There were no dividends paid in 2014 and 2013. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Share Repurchases

See "Note 9: Stockholder’s Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the fourth quarter 2014 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1 – 31, 2014	—	$—	—	$45,155
November 1 – 30, 2014	600	$14.50	600	$36,452
December 1 – 31, 2014	—	$—	—	$36,452
Total	600	$14.50	600

ITEM 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, our consolidated financial statements and notes thereto in Part II Item 8, and other financial information included elsewhere in this report. The selected consolidated statements of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements.

	Years ended December 31,
	2014	2013 (4)	2012 (5)	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Services revenue	$429,989	$519,677	$406,919	$228,813	$214,343
Product revenue, net	150,731	54,303	—	—	—
Total revenues (1)	580,720	573,980	406,919	228,813	214,343
Operating income (loss) (1)	(8,441)	74,449	44,205	21,479	2,751
Other income (loss), net (1)	(14,766)	(29,623)	(6,677)	(1,246)	15,247
Income (loss) from continuing operations before income taxes	(23,207)	44,826	37,528	20,233	17,998
Income tax benefit (expense) (1) (2)	(12,340)	(20,427)	(15,002)	11,288	(8,725)
Income (loss) from continuing operations	(35,547)	24,399	22,526	31,521	9,273
Discontinued operations (3):
Loss from discontinued operations, net of taxes	—	—	—	(2,253)	(4,593)
Loss on sale of discontinued operations, net of taxes	—	—	—	(7,674)	—
Net income (loss)	$(35,547)	$24,399	$22,526	$21,594	$4,680
Net income (loss) per share - basic:
Income (loss) from continuing operations	$(0.86)	$0.59	$0.56	$0.83	$0.26
Loss from discontinued operations	—	—	—	(0.06)	(0.13)
Loss on sale of discontinued operations	—	—	—	(0.20)	—
Basic net income (loss) per share	$(0.86)	$0.59	$0.56	$0.57	$0.13
Weighted average common shares outstanding, basic	41,396	41,201	40,279	37,954	35,886
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.86)	$0.56	$0.54	$0.82	$0.25
Loss from discontinued operations	—	—	—	(0.06)	(0.12)
Loss on sale of discontinued operations	—	—	—	(0.20)	—
Diluted net income (loss) per share	$(0.86)	$0.56	$0.54	$0.56	$0.13
Weighted average common shares outstanding, diluted	41,396	43,480	41,672	38,621	36,829

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$301,298	$333,705	$162,288	$293,551	$253,736
Working capital (6)	303,246	139,305	144,385	281,873	242,440
Total assets	872,714	978,030	585,293	395,139	352,720
Total long-term liabilities (6) (7) (8)	318,631	174,587	102,155	837	955
Total stockholders’ equity	479,025	514,070	415,450	355,105	301,771

(1)
For a discussion of activity in 2012 through 2014, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7. In 2010, we recorded a $19.0 million net gain on a litigation settlement. The net gain allowed us to use a portion of our net operating loss carryforwards resulting in a net income tax expense of $6.6 million.

(2)	In 2011, we recorded a reversal of $18.9 million of the valuation allowance related to our deferred tax assets.

(3)	We completed the sale of Mercantila on June 22, 2011. The operating results of this business have been presented as discontinued operations for 2011 and 2010.

(4)	On August 22, 2013, we acquired Monoprice, which generated $54.3 million of revenue in 2013.

(5)	On January 31, 2012, we acquired TaxACT, which generated $62.1 million of revenue in 2012.

(6)
During 2014, the Notes were classified as a long-term liability with an outstanding balance, net of discount, of $185.2 million. The Notes were classified as a current liability in 2013. See "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(7)
During 2013, Monoprice entered into a credit facility agreement, and TaxACT entered into a new credit facility agreement (to replace the one entered into in 2012). These arrangements had total outstanding balances, net of any discounts and including any short-term portion, of $41.8 million and $51.9 million, respectively, as of December 31, 2014 and $49.7 million and $71.4 million, respectively, as of December 31, 2013. During 2012, TaxACT entered into a credit facility agreement, under which $73.9 million, net of discount and including the short-term portion, was outstanding as of December 31, 2012. See "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(8)	During 2013, the Monoprice acquisition resulted in a $27.7 million deferred tax liability related to intangible assets.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Selected Consolidated Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.

Introduction

Blucora operates a portfolio of internet businesses: an internet Search and Content business, an online Tax Preparation business, and an E-Commerce business. The Search and Content business, InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. The Tax Preparation business consists of the operations of TaxACT and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice, which we acquired on August 22, 2013, and sells self-branded electronics and accessories to both consumers and businesses.

Our Businesses

Search and Content
Our Search and Content segment (formerly known as our Search segment), InfoSpace, generates the majority of our revenues. The InfoSpace business provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. These search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users, predominantly from desktop and laptop computers. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Search services provided through our owned and operated properties include services through websites such as Dogpile.com, WebCrawler.com, HowStuffWorks.com (acquired May 30, 2014, see below), and third party web pages that we operate. Search services provided to our distribution partners include services to a network of approximately 100 distribution partners through the web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner.
The Search and Content segment's revenue primarily consists of advertising revenue generated through end-users clicking on paid listings included in the search results display, as well as from advertisements appearing on our HowStuffWorks.com website. The paid listings, as well as algorithmic search results, primarily are supplied by Google and Yahoo!, whom we refer to as "Search Customers." When a user submits a search query through one of our owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. If the paid listing click occurred on one of our distribution partners' properties, we pay a significant share of our revenue to the distribution partner. Revenue is recognized in the period in which such clicks on paid listings occur and is based on the amounts earned by and ultimately remitted to us by our Search Customers.
We derive a significant portion of our revenue from Google, and we expect this concentration to continue in the foreseeable future at levels that are substantially similar to 2014. For the year ended December 31, 2014, search revenue from Google accounted for approximately 80% of our Search and Content segment revenue and 45% of our total revenue. For further discussion of this concentration risk, see the paragraph in our Risk Factors (Part I Item 1A of this report) under the heading "Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google or any other significant Search Customer would harm our business and financial results."
On May 30, 2014, InfoSpace acquired HSW, a provider of online content through various websites, including www.HowStuffWorks.com.

Tax Preparation
Our TaxACT business consists of an online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. TaxACT generates revenue primarily through its online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is "free for everyone," meaning that any taxpayer can use the services to e-file his or her federal income tax return without paying for upgraded services and may do so for every form that the IRS allows to be e-filed. This free offer differentiates TaxACT’s offerings from many of its competitors who limit their free software and/or services offerings to certain categories of customers or certain forms. The TaxACT business generates revenue from a percentage of these "free" users who purchase a state form or choose to upgrade for a fee to the Deluxe or Ultimate offering, which includes additional support, tools, or state forms in the case of the Ultimate offering. In addition, revenue is generated from the sale of ancillary services, which include, among other things, tax preparation support services, data archive services, bank services (including reloadable pre-paid debit card services), and additional e-filing services. TaxACT is the recognized value player in the digital do-it-yourself space, offering comparable software and/or services at a lower cost to the end user compared to larger competitors. This, coupled with its "free for everyone" offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers historically has constituted a relatively small percentage of the TaxACT business’s overall revenue and requires relatively modest incremental development costs as the professional tax preparer software is substantially similar to the consumer-facing software and online service.

On October 4, 2013, TaxACT acquired Balance Financial, a provider of web and mobile-based financial management software through its website www.balancefinancial.com.

E-Commerce
Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through reseller and marketplace agreements. Monoprice has built a well-respected brand by delivering products with quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 6,900 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.

Acquisitions
HSW: On May 30, 2014, InfoSpace acquired HSW for $44.9 million in cash. HSW is included in our financial results beginning on May 30, 2014, the acquisition date.

Monoprice: On August 22, 2013, we acquired Monoprice for $182.9 million in cash. Monoprice is included in our financial results beginning on August 22, 2013, the acquisition date. Accordingly, the results discussed below were impacted by the timing of this acquisition, in that 2014 included a full year of Monoprice results as compared to a partial year of results in 2013.

TaxACT: On January 31, 2012, we acquired TaxACT for $287.5 million in cash. TaxACT is included in our financial results beginning on January 31, 2012, the acquisition date. Accordingly, the results discussed below were impacted by the timing of this acquisition, in that 2014 and 2013 included twelve months of TaxACT results while 2012 included eleven months. In addition, on October 4, 2013, TaxACT acquired Balance Financial.

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

Comparability

We revised certain amounts for the year ended December 31, 2012 from the amounts previously reported in that period’s annual report on Form 10-K. We reclassified credit card fees previously reported in "Services cost of revenue" to "“Sales and marketing" expense. The reclassification had no effect on our reported revenues, operating income, or cash flows for the year ended December 31, 2012. Refer to "Note 1: The Company and Basis of Presentation" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

RESULTS OF OPERATIONS

Summary

(In thousands, except percentages)	Years ended December 31,
	2014	Percentage Change	2013	Percentage Change	2012
Services revenue	$429,989	(17)%	$519,677	28%	$406,919
Product revenue, net	$150,731	178%	$54,303	100%	$—
Total revenues	$580,720	1%	$573,980	41%	$406,919
Operating income (loss)	$(8,441)	(111)%	$74,449	68%	$44,205

Year ended December 31, 2014 compared with year ended December 31, 2013

Total revenues increased approximately $6.7 million due to increases of $96.4 million in product revenue from the Monoprice business that we acquired in August 2013 and $12.5 million in revenue related to our Tax Preparation business, offset by a decrease of $102.2 million in revenue related to our Search and Content business.

Operating income decreased approximately $82.9 million, consisting of the $6.7 million increase in revenue and offset by an $89.6 million increase in operating expenses. Key changes in operating expenses were:

•
$75.5 million decrease in the Search and Content segment’s operating expenses primarily as a result of lower revenue share to our distribution partners with the decrease in Search and Content distribution revenue and decreased content costs, offset by higher personnel expenses primarily due to overall increased headcount and higher spending on our online marketing.

•
$3.4 million increase in the Tax Preparation segment’s operating expenses primarily due to higher personnel expenses due to increased headcount and higher spending on marketing campaigns for the current tax season.

•	$89.4 million increase in the E-Commerce segment’s operating expenses primarily due to the timing of the Monoprice acquisition.

•
$72.4 million increase in corporate-level expense activity primarily as a result of impairments recognized on E-Commerce goodwill and trade name, amortization expense associated with the acquisitions of Monoprice and HSW, depreciation expense on fixed assets attributable to Monoprice, higher net personnel expenses mainly due to employee-related costs incurred in connection with leadership changes and increased headcount to support operations, offset by lower bonus amounts consistent with company performance in 2014, and higher stock-based compensation related to the issuance of equity awards to HSW, Balance Financial, and Monoprice employees.

Segment results are discussed in the next section.
Year ended December 31, 2013 compared with year ended December 31, 2012

Total revenues increased approximately $167.1 million due to increases of $83.7 million in revenue related to our Search and Content business and $29.1 million in revenue related to our Tax Preparation business, and the addition of $54.3 million in product revenue from the Monoprice business.
Operating income increased approximately $30.2 million, consisting of the $167.1 million increase in revenue and offset by a $136.8 million increase in operating expenses. Key changes in operating expenses were:

•
$63.3 million increase in the Search and Content segment’s operating expenses primarily as a result of higher revenue share to our distribution partners with the increase in Search and Content distribution revenue and higher spending on our online marketing.

•	$18.6 million increase in the Tax Preparation segment’s operating expenses primarily due to the timing of the TaxACT acquisition.

•	$49.3 million increase in the E-Commerce segment’s operating expenses due to the acquisition of Monoprice in 2013.

•
$5.6 million increase in corporate-level expense activity, primarily as a result of amortization expense associated with the acquisitions of Monoprice and TaxACT and higher personnel expenses due to increased headcount to support operations. This was offset by lower stock-based compensation due to $5.2 million in expense recognized in 2012 related to the modification of a warrant issued in August 2011 to purchase Blucora common stock (the “Warrant”) and the vesting of non-employee stock options upon completion of the TaxACT acquisition (for further detail on both items, see "Note 10: Stock-Based Compensation" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report).
Segment results are discussed in the next section.

SEGMENT REVENUE/OPERATING INCOME

The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 11: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, impairment of goodwill and intangible assets, other loss, net, and income taxes to segment operating results. We analyzed these separately.

Following the acquisitions of TaxACT and Monoprice, we determined that we have three reportable segments: Search and Content, Tax Preparation, and E-Commerce.

Search and Content

(In thousands, except percentages)	Years ended December 31,
	2014	Percentage Change	2013	Percentage Change	2012
Revenue	$326,270	(24)%	$428,464	24%	$344,814
Operating income	$55,812	(32)%	$82,504	33%	$62,185
Segment margin	17%		19%		18%

Search and Content revenue: Our ability to increase Search and Content revenue is dependent on our ability to attract and retain distribution partners and users of our owned and operated properties, which relies on providing search services that align with our Search Customers' preferences. In addition, revenue growth will be dependent upon investments that grow the audience for our owned and operated sites, including HowStuffWorks.com, as well as third party web pages that we operate, by leveraging owned and licensed content to create unique and engaging user experiences.

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

The following table presents our Search and Content revenue by source and as a percentage of total Search and Content revenue:

(In thousands, except percentages)	Years ended December 31,
	2014	Percentage of Revenue	2013	Percentage of Revenue	2012	Percentage of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$248,194	76%	$321,954	75%	$265,709	77%
Revenue from new distribution partners (launched during the then-current year)	9,233	3%	34,332	8%	38,272	11%
Revenue from distribution partners	257,427	79%	356,286	83%	303,981	88%
Revenue from owned and operated properties	68,843	21%	72,178	17%	40,833	12%
Total Search and Content revenue	$326,270		$428,464		$344,814

Year ended December 31, 2014 compared with year ended December 31, 2013

Search and Content revenue decreased approximately $102.2 million, or 24%. Revenue from distribution partners decreased each quarter in 2014 over the prior year, for a total of $98.9 million, or 28%, driven by decreases of $73.8 million and $25.1 million in revenue from existing partners and new partners (both defined in table above), respectively. We generated 36% and 33% of our Search and Content revenue through our top five distribution partners in 2014 and 2013, respectively. The web properties of our top five distribution partners for 2014 generated 30% of our Search and Content revenue in 2013.

The decrease in distribution revenue in 2014 was driven by the removal of advertisements for our mobile search services as a result of our new agreement with Google, a technology change, loss of certain distribution partner traffic due to increased competition, difficulty in adding new distribution partners, changes in interpretation and enforcement of our Search Customers' policies and requirements, and our own compliance efforts. In addition to the year-over-year decline in distribution revenue, it also decreased sequentially each quarter in 2014. The sequential decreases in the second half of 2014 primarily were due to changes in interpretation and enforcement of our Search Customers' policies and requirements and our own compliance efforts as well as continued effects of increased competition. As we have previously disclosed, our Search Customers have broad discretion to unilaterally revise their policies and requirements, and their interpretations of those policies and requirements may differ from ours. Recent changes in the interpretation and enforcement of policies and requirements by our Search Customers have significantly impacted the operations of some of our larger and more tenured distribution partners. These changes generally impact models that have historically been permitted by our Search Customers, but we believe our Search Customers now wish to deemphasize these models in their networks. The most significant changes take the form of restrictions on marketing, traffic acquisition, distribution methodologies by certain partners, restrictions on certain content displayed by partners, and changes in categorization of certain traffic, all of which have resulted in decreased revenue and impacted our ability to bring new partners into our network. If our Search Customers continue to revise their interpretation and enforcement of their requirements and policies, our Search and Content business will continue to experience volatility.

Revenue generated by our owned and operated properties (which includes HSW) decreased $3.3 million, or 5%, primarily due to lower returns on online marketing in 2014 as compared to 2013. This decrease was offset partially by the revenue contribution from HSW. The lower returns on online marketing were attributable originally to a technology change implemented in the first quarter of 2014. The issues of the technology change were substantially addressed in the second quarter of 2014; however, we have been unable to increase our rate of return in the second half of 2014 to the rate previously experienced prior to such technology change and consistent with rates of return achieved in 2013. Our inability to consistently and profitably scale our online marketing expenditures was due to a decrease in the revenue earned for this traffic without a corresponding decrease in cost to acquire traffic, which we believe was related to volatility with respect to the quality scores that are applied by our Search Customers to certain of our sites. We have limited visibility into the factors impacting these scores or how these scores impact revenue and cost, since these elements are proprietary to our Search Customers. To the extent that we experience continued volatility in quality scores, we could be challenged going forward in our ability to increase marketing expenditures while maintaining our desired rate of return.

Search and Content operating income decreased approximately $26.7 million, consisting of the $102.2 million decrease in revenue, offset by a decrease of $75.5 million in operating expenses. The decrease in Search and Content operating expenses primarily was due to an $81.7 million, or 29%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share to our distribution partners as well as decreased content costs, and a $1.0 million decrease in data center expenses related to the migration of the data center to the cloud in 2013. These decreases were offset by a $3.6 million increase in personnel expenses primarily due to overall increased headcount, mainly as a result of the HSW acquisition, and employee separation costs, a $2.2 million increase in spending on our online marketing, and a $0.8 million increase in professional services associated with development projects and HSW content creation. Segment margin decreased primarily due to increased personnel expenses and flat non-personnel operating expenses on declining revenues, as well as a lower return on our online marketing expenditures.

As noted above, we have experienced factors that have caused significant volatility, due in part to changes in interpretation and enforcement of our Search Customers' requirements and policies, resulting in decreased revenue and margin compression. If our Search Customers continue to revise their interpretation and enforcement of their requirements and policies, our Search and Content business will continue to experience volatility and its financial performance will continue to decline. See "Risks Related to our Search and Content Business" in Part I Item 1A. of this report. We have taken steps to redeploy resources toward initiatives that we believe will better align with our Search Customers' preferences, which should drive longer-term and more sustainable segment income. These initiatives will be driven by leadership that we recently brought to this business with the intention to provide product and service diversification to stabilize revenue. We expect further downward pressure on quarterly revenues through at least the first half of 2015 due to the time needed to develop and scale the above initiatives as well as the removal of a distribution partner who accounted for 8% and 11% of fourth quarter and full year 2014 Search and Content revenue, respectively.

Year ended December 31, 2013 compared with year ended December 31, 2012

Search and Content revenue increased approximately $83.7 million, or 24%, primarily due to revenue generated by our distribution partners which increased by $52.3 million, or 17%, driven by a $56.2 million increase in revenue from existing partners. The increase in revenue from existing partners was offset by a $3.9 million decrease in revenue from new partners. We generated 33% and 47% of our Search and Content revenue through our top five distribution partners in 2013 and 2012, respectively. The web properties of our top five distribution partners for 2013 generated 42% of our Search and Content revenue in 2012. Further contributing to the increase was a $31.3 million, or 77%, increase in revenue generated from our owned and operated properties. The increase was primarily due to continued investment in online marketing to drive end users to our owned and operated properties.

Search and Content operating income increased approximately $20.3 million, consisting of the $83.7 million increase in revenue, offset by an increase of $63.3 million in operating expenses. The increase in Search and Content operating expenses primarily was due to a $35.7 million, or 15%, increase in Search and Content services cost of revenue, which was mainly driven by the increase in distribution revenue and the resulting revenue share to our distribution partners. The remaining increase in Search and Content operating expenses was primarily due to a $26.7 million increase in spending on our online marketing, a $0.9 million increase in data center expenses related to the migration of the data center to the cloud, and a $0.7 million increase in sales and marketing personnel expenses in support of our continued marketing initiatives.

Tax Preparation

(In thousands, except percentages)	Years ended December 31,
	2014	Percentage Change	2013	Percentage Change	2012
Revenue	$103,719	14%	$91,213	47%	$62,105
Operating income	$49,696	22%	$40,599	35%	$30,052
Segment margin	48%		45%		48%

Our ability to generate tax preparation revenue largely is driven by our ability to effectively market our consumer tax preparation software and online services and our ability to sell the related Deluxe or Ultimate offerings and ancillary services to our customers. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual returns for their clients. Revenue from the professional tax preparation software is derived in two ways: from per-unit licensing fees for the software and from amounts that we charge to e-file through the software. Revenue from professional tax preparers historically has constituted a relatively small percentage of the overall revenue for the TaxACT business.

Consumer tax preparation revenue is largely driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid offerings and services. Overall revenue is driven more by growth in e-files than by growth in revenue per user, which historically has grown modestly, because we have not made significant pricing adjustments.  Because we acquired the TaxACT business during the course of the 2012 tax season, we believe that presenting e-file metrics covering the same 2012 time period as the financial results presented would not accurately reflect segment results of operations. Accordingly, we are presenting these metrics for the entire 2012 tax season and calendar year as follows:

(In thousands, except percentages)	Years ended December 31,
	2014	Percentage Change	2013	Percentage Change	2012
TaxACT desktop e-files	258	(9)%	282	6%	267
TaxACT online e-files	5,262	4%	5,037	8%	4,661
TaxACT sub-total e-files	5,520	4%	5,319	8%	4,928
TaxACT Free File Alliance e-files (1)	222	43%	155	(7)%	167
TaxACT total e-files (2)	5,742	5%	5,474	7%	5,095

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.

(2)
We redefined e-files in our Form 10-Q for the quarter ended March 31, 2013 to exclude e-filed extensions as we believe this is a more accurate metric in evaluating performance of the Tax Preparation segment. The figures set forth above for 2014, 2013, and 2012 reflect this change.

Year ended December 31, 2014 compared with year ended December 31, 2013

Tax Preparation revenue increased approximately $12.5 million primarily due to a 4% increase in consumer e-files, growth in average revenue per user, increased sales of bank services in the current year, and increasing payments over the past couple years related to data archive services that are recognized as revenue over the related contractual term. Revenue derived from professional tax preparers also contributed to the increase, with a 12% increase in preparer e-files coupled with an increase in the number of professional preparer units sold.

Tax Preparation operating income increased approximately $9.1 million due to the $12.5 million increase in revenue, offset by an increase of $3.4 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses mainly due to higher headcount supporting all functions and, to a lesser extent, increased spending on marketing campaigns for the current tax season.

Year ended December 31, 2013 compared with year ended December 31, 2012

Tax Preparation revenue increased approximately $29.1 million primarily due to the timing of the TaxACT acquisition. In addition, consumer tax preparation revenue increased due to an increase in e-filings for the year.

Tax Preparation operating income increased approximately $10.5 million primarily due to the $29.1 million increase in revenue, offset by an increase of $18.6 million in operating expenses that primarily were related to the timing of the TaxACT acquisition. The increase in operating expenses was amplified further by the fact that a relatively high percentage of tax season advertising occurs in January, a month that was included in 2013 results but not in 2012 results due to the timing of the TaxACT acquisition. In addition, personnel expenses increased mainly due to higher headcount supporting sales and marketing and general and administrative functions, while data center expenses grew primarily to support our online service offerings. These operating expense increases were offset by a $2.4 million decrease in Tax Preparation services cost of revenue primarily related to decreased bank service fees on our bank card services and royalties.

E-Commerce

The E-Commerce segment was new in 2013 due to our acquisition of Monoprice. Unless otherwise indicated, figures for the year ended December 31, 2013 reflect the results from August 22, 2013, the acquisition date, through December 31, 2013.

(In thousands, except percentages)	Years ended December 31,
	2014	Percentage Change	2013
Revenue	$150,731	178%	$54,303
Operating income	$12,043	142%	$4,967
Segment margin	8%		9%

Monoprice is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through reseller and marketplace agreements. E-Commerce revenue growth largely is driven by our ability to increase the number of Monoprice.com orders and extend our sales channels. Because we acquired the Monoprice business during the course of 2013, we believe that presenting the percentage change in the number of orders covering the same 2013 time period as the financial results presented (and comparable period) would not accurately reflect segment results of operations. Accordingly, we are presenting this metric for the entire 2013 calendar year and the comparable prior period. While order growth slowed for the current period as compared to the prior period, it was offset by an increase in the average order value. The decrease in the number of orders was driven by increased activity through the reseller channel, which also increased the average order value, as well as the impacts of inventory challenges due to port slowdowns. Order numbers changed as follows:

	Years ended December 31,
	2014	2013	2012
Order numbers	(5)%	15%	13%

E-Commerce revenue and operating income increased approximately $96.4 million and $7.1 million, respectively, primarily due to the timing of the Monoprice acquisition. In addition, E-Commerce segment operating expenses included a $1.2 million charge triggered by the resignation of Ajay Kumar, the President of Monoprice. On June 24, 2014, the Company accepted the resignation of Mr. Kumar, and, under the circumstances of that resignation, Mr. Kumar was entitled to receive payment under the terms of the Restricted Cash Agreement that was entered into in connection with our acquisition of Monoprice. The amount that Mr. Kumar was entitled to under the Restricted Cash Agreement was the deferred amount that he otherwise would have been entitled to receive at the time of the 2013 sale of Monoprice to Blucora. Refer to our Current Report on Form 8-K dated June 24, 2014 for additional information.

As noted above, we have experienced inventory challenges as a result of port slowdowns. See "Risks Related to our E-Commerce Business" in Part I Item 1A. of this report. The port slowdowns have continued into the first quarter of 2015. Until these slowdowns are resolved, the availability of our products will be negatively impacted. As a result, we expect downward pressure on our quarterly revenues through at least the first quarter of 2015.

Corporate-Level Activity

(In thousands)	Years ended December 31,
	2014	Change	2013	Change	2012
Operating expenses	$14,616	$787	$13,829	$2,031	$11,798
Stock-based compensation	11,884	357	11,527	(1,696)	13,223
Depreciation	5,581	1,105	4,476	664	3,812
Amortization of intangible assets	31,094	7,305	23,789	4,590	19,199
Impairment of goodwill and intangible assets	62,817	62,817	—	—	—
Total corporate-level activity	$125,992	$72,371	$53,621	$5,589	$48,032

Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, and impairment of goodwill and intangible assets. For further detail, refer to segment information appearing in "Note 11: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Year ended December 31, 2014 compared with year ended December 31, 2013
Operating expenses included in corporate-level activity increased primarily due to a $1.1 million net increase in personnel expenses and a $0.5 million increase in corporate business insurance expenses as a result of the Monoprice acquisition. The net increase in personnel expenses consisted of an increase in headcount to support operations, an increase in employee separation and related costs incurred in connection with leadership changes, offset by lower bonus amounts consistent with company performance in 2014. These increases were offset by a $0.9 million increase in capitalized internally developed software primarily due to the timing of the Monoprice acquisition. Internally developed software expense is recorded within our segments with the related cost capitalization benefit recorded within corporate-level activity.
Stock-based compensation increased primarily due to the issuance of equity awards to Balance Financial and Monoprice employees.
Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice and HSW acquisitions.
Impairment of goodwill and intangible assets increased primarily due to impairments recognized in the fourth quarter of 2014 on E-Commerce goodwill and trade name. For further detail, see "Note 4: Goodwill and Other Intangible Assets" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Year ended December 31, 2013 compared with year ended December 31, 2012

Operating expenses included in corporate-level activity increased primarily due to a $1.5 million increase in personnel expenses mainly related to increased headcount to support operations.

Stock-based compensation decreased primarily due to $5.2 million in expense recognized in 2012 related to the modification of the Warrant and the vesting of non-employee stock options upon completion of the TaxACT acquisition, offset by expense of $0.5 million in 2013 related to stock options that vested upon completion of the Monoprice acquisition (for further detail on both items, see "Note 10: Stock-Based Compensation" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report) as well as higher expense in 2013 related to increased equity award activity, including the issuance of equity awards to Monoprice employees.

Depreciation increased due to depreciation expense on fixed assets attributable to Monoprice.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice acquisition and, to a lesser extent, amortization expense related to TaxACT intangibles due to the timing of the TaxACT acquisition.

OPERATING EXPENSES
Cost of Revenues

(In thousands, except percentages)	Years ended December 31,
	2014	Change	2013	Change	2012
Services cost of revenue	$218,153	$(84,126)	$302,279	$36,334	$265,945
Product cost of revenue	102,344	64,163	38,181	38,181	—
Total cost of revenues	$320,497	$(19,963)	$340,460	$74,515	$265,945
Percentage of revenues	55%		59%		65%

We record the cost of revenues for services and products when the related revenue is recognized. Services cost of revenue consists of costs related to our Search and Content and Tax Preparation businesses, which include revenue sharing arrangements with our distribution partners, usage-based content fees, royalties, bank product service fees, and amortization of intangibles. It also consists of costs associated with the operation of the data centers that serve our Search and Content and Tax Preparation businesses, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), bandwidth costs, and depreciation. Product cost of revenue consists of costs related to our E-Commerce business, which include product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence.

Year ended December 31, 2014 compared with year ended December 31, 2013

Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $81.7 million, driven by the decrease in revenue generated from distribution partners and the resulting revenue share to our distribution partners as well as decreased content costs, and a $1.3 million decrease in data center expenses primarily related to the migration of the Search data center to the cloud in 2013.
Product cost of revenue increased primarily due to the timing of the Monoprice acquisition.

Year ended December 31, 2013 compared with year ended December 31, 2012

Services cost of revenue increased primarily due to increased Search and Content services cost of revenue of $35.7 million driven by the increase in revenue generated from distribution partners and the resulting revenue share to our distribution partners, a $2.8 million increase in data center operations primarily due to the timing of the TaxACT acquisition and higher personnel expenses from increased headcount to support our online service offering, and, to a lesser extent, increased data center expenses related to the migration of the Search data center to the cloud in 2013. These increases were offset by a $2.4 million decrease in Tax Preparation services cost of revenue primarily related to decreased bank service fees on our bank card services and royalties.

Product cost of revenue represents costs related to Monoprice.

Engineering and Technology

(In thousands, except percentages)	Years ended December 31,
	2014	Change	2013	Change	2012
Engineering and technology	$20,670	$8,988	$11,682	$1,713	$9,969
Percentage of revenues	4%		2%		3%

Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment our staffing, software support and maintenance, bandwidth and hosting, and professional services fees.

Year ended December 31, 2014 compared with year ended December 31, 2013
Engineering and technology expenses increased, of which $4.3 million was attributable to Monoprice (excluding stock-based compensation) and primarily related to the timing of the Monoprice acquisition. The remaining increase primarily was due to a $4.0 million increase in personnel expenses as well as a $1.2 million increase in professional services associated with development projects and HSW content creation. Personnel expenses increased mainly due to higher headcount in our Search and Content and Tax Preparation businesses. The higher headcount in our Search and Content business primarily related to the HSW acquisition. These increases in expenses were offset by a $0.9 million increase in capitalized internally developed software primarily due to the timing of the Monoprice acquisition.

Year ended December 31, 2013 compared with year ended December 31, 2012

Engineering and technology expenses increased, of which $1.4 million was attributable to Monoprice, the majority of which was personnel-related.

Sales and Marketing

(In thousands, except percentages)	Years ended December 31,
	2014	Change	2013	Change	2012
Sales and marketing	$118,124	$19,442	$98,682	$53,038	$45,644
Percentage of revenues	20%		17%		11%
Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include television, radio, online, text, and email channels), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel costs) related to our purchasing, customer and technical support, receiving, inspection and warehouse functions, the cost of temporary help and contractors to augment our staffing, and credit card processing fees.

Year ended December 31, 2014 compared with year ended December 31, 2013
Sales and marketing expenses increased, of which $16.0 million was attributable to Monoprice (excluding stock-based compensation) and primarily related to the timing of the Monoprice acquisition. The remaining increase primarily was due to a $2.6 million increase in marketing expenses in our Search and Content and Tax Preparation businesses and a $0.2 million net increase in personnel expenses. The increase in marketing expenses was driven by increased online marketing by our Search and Content segment and, to a lesser extent, increased marketing campaign activity for the current tax season by our Tax Preparation segment. Personnel expenses increased primarily due to higher headcount in our Tax Preparation business, offset by lower bonus amounts consistent with company performance in 2014.

Year ended December 31, 2013 compared with year ended December 31, 2012

Sales and marketing expenses increased primarily due to a $44.3 million increase in marketing expenses, a $6.0 million increase in personnel expenses, and a $2.2 million increase in credit card processing fees. The increase in marketing expenses was driven by increased online marketing by our Search and Content segment, the timing of the TaxACT acquisition further amplified by the fact that a relatively high percentage of tax season marketing occurs in January, a month that was included in 2013 results but not in 2012 results, and, to a lesser extent, the sales and marketing expense of Monoprice. Personnel expenses increased primarily due to Monoprice and, to a lesser extent, increased headcount in support of our Search and Content and Tax Preparation businesses. Lastly, the increase in credit card processing fees was primarily attributable to Monoprice and, to a lesser extent, the timing of the TaxACT acquisition.

General and Administrative

(In thousands, except percentages)	Years ended December 31,
	2014	Change	2013	Change	2012
General and administrative	$39,120	$9,273	$29,847	$2,429	$27,418
Percentage of revenues	7%		5%		7%

General and administrative (“G&A”) expenses consist primarily of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment our staffing, professional services fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.

Year ended December 31, 2014 compared with year ended December 31, 2013
G&A expenses increased, of which $4.9 million was attributable to Monoprice (excluding stock-based compensation) and included a $1.2 million charge related to the Restricted Cash Agreement of Mr. Kumar and the impact of the timing of the Monoprice acquisition. The remaining increase primarily was due to a $3.6 million net increase in personnel expenses and a $0.5 million increase in corporate business insurance expenses as a result of the Monoprice acquisition. The increase in personnel expenses consisted of an increase in salaries, benefits, and other employee-related costs attributable to increased headcount to support operations and an increase in employee separation and related costs incurred in connection with leadership changes, offset by lower bonus amounts consistent with company performance in 2014.

Year ended December 31, 2013 compared with year ended December 31, 2012

G&A expenses increased primarily due to a $0.5 million increase in personnel expenses, consisting of a $2.9 million increase in salaries, benefits, and other employee-related costs attributable to increased corporate and TaxACT headcount to support operations as well as increased headcount with the Monoprice acquisition, offset by a $2.4 million net decrease in stock-based compensation. The $2.4 million net decrease in stock-based compensation included $5.2 million in expense recognized in 2012 related to the modification of the Warrant and the vesting of non-employee stock options upon completion of the TaxACT acquisition, offset by expense of $0.5 million in 2013 related to stock options that vested upon completion of the Monoprice acquisition (for further detail on both items, see "Note 10: Stock-Based Compensation" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report) as well as higher expense in 2013 related to increased equity award activity, including the issuance of equity awards to Monoprice employees. The remaining increase in G&A expenses related to non-personnel expenses attributable to Monoprice, increases in professional services fees, and, to a lesser extent, non-personnel expenses attributable to TaxACT due to the timing of the TaxACT acquisition.

Depreciation, Amortization of Intangible Assets, and Impairment of Goodwill and Intangible Assets

(In thousands, except percentages)	Years ended December 31,
	2014	Change	2013	Change	2012
Depreciation	$4,352	$1,613	$2,739	$620	$2,119
Amortization of intangible assets	23,581	7,460	16,121	4,502	11,619
Impairment of goodwill and intangible assets	62,817	62,817	—	—	—
Total	$90,750	$71,890	$18,860	$5,122	$13,738
Percentage of revenues	16%		3%		3%

Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, heavy equipment, and leasehold improvements not recognized in cost of revenues. Amortization of intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives. Impairment of goodwill and intangible assets relates to those acquired in a business combination.

Year ended December 31, 2014 compared with year ended December 31, 2013

Depreciation increased primarily due to depreciation expense on fixed assets attributable to Monoprice.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the Monoprice and HSW acquisitions.

Impairment of goodwill and intangible assets increased primarily due to impairments recognized in the fourth quarter of 2014 on E-Commerce goodwill and trade name. For further detail, see "Note 4: Goodwill and Other Intangible Assets" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

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

Other Loss, Net

(In thousands)	Years ended December 31,
	2014	Change	2013	Change	2012
Interest income	$(352)	$(52)	$(300)	$(169)	$(131)
Interest expense	11,202	1,739	9,463	5,941	3,522
Amortization of debt issuance costs	1,143	35	1,108	288	820
Accretion of debt discounts	3,691	853	2,838	2,513	325
Loss on debt extinguishment and modification expense	—	(1,593)	1,593	1,593	—
Loss on derivative instrument	—	(11,652)	11,652	9,306	2,346
Impairment of equity investment in privately-held company	—	(3,711)	3,711	3,711	—
Decrease in pre-acquisition liability	(665)	(665)	—	—	—
Decrease in fair value of earn-out contingent liability	(15)	285	(300)	(300)	—
Other	(238)	(96)	(142)	63	(205)
Other loss, net	$14,766	$(14,857)	$29,623	$22,946	$6,677

Year ended December 31, 2014 compared with year ended December 31, 2013
The increases in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, offset by decreases in the same categories due to the TaxACT credit facility refinancing in August 2013 and payments of the related principal balance in 2014.
Loss on debt extinguishment and modification expense related to the TaxACT credit facility refinancing in August 2013. Refer to "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On November 21, 2013, the Warrant to purchase 1.0 million shares of Blucora common stock issued in August 2011 was exercised in full. The change in the fair value of the Warrant, driven by the change in the value of our common stock, resulted in an $11.7 million loss on derivative instrument during 2013. Refer to "Note 2: Summary of Significant Accounting Policies" and "Note 9: Stockholders’ Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
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
The sellers of Monoprice are entitled to federal and state tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement. During 2014, we adjusted the refunds due to the sellers after finalizing Monoprice's 2013 federal and state tax returns. As a result, we recorded a $0.7 million gain.

Year ended December 31, 2013 compared with year ended December 31, 2012

The increases in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the Monoprice credit facility entered into in November 2013 and the Convertible Senior Notes issued in March 2013, offset by slight decreases in the same categories related to the TaxACT credit facilities.

Loss on debt extinguishment and modification expense related to the TaxACT credit facility refinancing in August 2013.
The loss on derivative instrument related to the increase in the fair value of the Warrant, driven by the change in the value of our common stock.
In 2013, we wrote down the $3.7 million carrying value of our equity investment in a privately-held company to zero, resulting in a loss.

Income Taxes

During 2014, we recorded income tax expense of $12.3 million. Income tax differed from taxes at the statutory rates primarily due to the impairment of non-deductible goodwill.

During 2013, we recorded income tax expense of $20.4 million. Income tax differed from taxes at the statutory rates primarily due to the non-deductible loss on the Warrant derivative (see "Note 9: Stockholders’ Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report) and an increase in the valuation allowance against deferred tax assets that were capital in nature.

During 2012, we recorded income tax expense of $15.0 million. Income tax differed from taxes at the statutory rates primarily due to the non-deductible loss on the Warrant derivative and non-deductible stock-based compensation.

At December 31, 2014, we had gross temporary differences representing future tax deductions of $637.1 million, which represented deferred tax assets primarily comprised of $570.4 million of federal net operating loss carryforwards. We applied a valuation allowance against the net operating loss carryforwards and certain other deferred tax assets. If in the future, we determine that any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or additional paid-in-capital, as appropriate.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to the impairment of goodwill and intangible assets recorded in the fourth quarter of 2014. We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of income taxes, depreciation, amortization of intangible assets, impairment of goodwill and intangible assets, stock-based compensation, and other loss, net (which primarily includes items such as interest income, interest expense, amortization of debt issuance costs, accretion of debt discounts, loss on debt extinguishment and modification expense, loss on derivative instrument, other-than-temporary impairment loss on equity investments, and adjustments to contingent liabilities related to business combinations).

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

(in thousands)	Years ended December 31,
	2014	2013	2012
Net income (loss)	$(35,547)	$24,399	$22,526
Stock-based compensation	11,884	11,527	13,223
Depreciation and amortization of intangible assets	36,675	28,265	23,011
Impairment of goodwill and intangible assets	62,817	—	—
Other loss, net	14,766	29,623	6,677
Income tax expense	12,340	20,427	15,002
Adjusted EBITDA	$102,935	$114,241	$80,439

Year ended December 31, 2014 compared with year ended December 31, 2013
The decrease in Adjusted EBITDA was due to a decrease in segment operating income of $26.7 million related to our Search and Content segment, offset by increases in segment operating income of $9.1 million related to growth in our Tax Preparation segment and $7.1 million from our E-Commerce segment primarily related to the timing of the Monoprice acquisition. Also contributing to the net decrease in segment operating income was a $0.8 million increase in corporate operating expenses not allocated to the segments mainly related to increased personnel and business insurance expenses.

Year ended December 31, 2013 compared with year ended December 31, 2012

The increase in Adjusted EBITDA was due to increases in segment operating income of $20.3 million and $10.5 million related to our Search and Content and Tax Preparation segments, respectively, driven by growth in the Search and Content segment and the timing of the TaxACT acquisition, as well as segment operating income of $5.0 million for our E-Commerce segment which was new in 2013 due to the Monoprice acquisition. Offsetting the increases in segment operating income was a $1.5 million increase in corporate personnel expenses not allocated to the segments mainly related to increased headcount to support operations.

Non-GAAP net income: We define non-GAAP net income differently for this report than we have defined it in the past, due to the impairment of goodwill and intangible assets recorded in the fourth quarter of 2014 and adjustments recorded in other loss, net that resulted from finalizing Monoprice's 2013 federal and state tax returns in the third quarter of 2014. For this report, we define non-GAAP net income as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, impairment of goodwill and intangible assets, accretion of debt discount on the Convertible Senior Notes, loss on debt extinguishment and modification expense, loss on derivative instrument, other-than-temporary impairment loss on equity investments, changes in non-cash pre-acquisition liabilities, and the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire, if unutilized, between 2020 and 2024.
We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate non-GAAP net income differently, and, therefore, our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income (loss), which we believe to be the most comparable GAAP measure, is presented below:

(in thousands, except per share amounts)	Years ended December 31,
	2014	2013	2012
Net income (loss)	$(35,547)	$24,399	$22,526
Stock-based compensation	11,884	11,527	13,223
Amortization of acquired intangible assets	31,094	23,789	19,199
Impairment of goodwill and intangible assets	62,817	—	—
Accretion of debt discount on Convertible Senior Notes	3,594	2,674	—
Loss on debt extinguishment and modification expense	—	1,593	—
Loss on derivative instrument	—	11,652	2,346
Impairment of equity investment in privately-held company	—	3,711	—
Decrease in non-cash pre-acquisition liability	(665)	—	—
Cash tax impact of adjustments to GAAP net income	(298)	(189)	(93)
Non-cash income tax expense	9,545	18,538	13,559
Non-GAAP net income	$82,424	$97,694	$70,760

Per diluted share:
Net income (loss)	$(0.83)	$0.56	$0.54
Stock-based compensation	0.28	0.26	0.32
Amortization of acquired intangible assets	0.73	0.55	0.46
Impairment of goodwill and intangible assets	1.46	—	—
Accretion of debt discount on Convertible Senior Notes	0.08	0.06	—
Loss on debt extinguishment and modification expense	—	0.03	—
Loss on derivative instrument	—	0.27	0.06
Impairment of equity investment in privately-held company	—	0.09	—
Decrease in non-cash pre-acquisition liability	(0.01)	—	—
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.00)	(0.00)
Non-cash income tax expense	0.22	0.43	0.32
Non-GAAP net income per share	$1.92	$2.25	$1.70
Weighted average shares outstanding used in computing non-GAAP diluted net income per share and its components, including the "Net income (loss)" component	42,946	43,480	41,672

Year ended December 31, 2014 compared with year ended December 31, 2013
The decrease in non-GAAP net income primarily was due to a decrease in segment operating income of $26.7 million related to our Search and Content segment, offset by increases in segment operating income of $9.1 million related to growth in our Tax Preparation segment and $7.1 million from our E-Commerce segment primarily related to the timing of the Monoprice acquisition. Also contributing to the net decrease in segment operating income were a $1.7 million increase in interest expense related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, offset by decreased interest expense on the TaxACT credit facility refinancing in August 2013 and payments of the related principal balance in 2014, a $1.1 million increase in depreciation expense primarily due to depreciation expense on fixed assets attributable to Monoprice, a $1.0 million increase in cash income tax expense primarily due to additional state taxes attributable to Monoprice and HSW, and a $0.8 million increase in corporate operating expenses not allocated to the segments mainly related to increased personnel and business insurance expenses.

Year ended December 31, 2013 compared with year ended December 31, 2012

The increase in non-GAAP net income primarily was due to a $20.3 million and $10.5 million increase in Search and Content and Tax Preparation segment operating income, respectively, driven by growth in the Search and Content segment and the timing of the TaxACT acquisition, as well as $5.0 million in segment operating income for our new E-Commerce segment due to the Monoprice acquisition. Offsetting the increases in segment operating income were a $5.9 million increase in interest expense related to the Convertible Senior Notes issued in March 2013 and the Monoprice credit facility entered into in November 2013, partially offset by decreased interest expense on TaxACT’s credit facilities, and a $1.5 million increase in corporate personnel expenses not allocated to the segments mainly related to increased headcount to support operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents, and Short-Term Investments

Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of December 31, 2014, we had cash and marketable investments of $301.3 million, consisting of cash and cash equivalents of $46.4 million and available-for-sale investments of $254.9 million. We generally invest our excess cash in high quality marketable investments. These investments include debt securities issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as insured time deposits with commercial banks, money market funds invested in securities issued by agencies of the U.S., and equity securities. A significant portion of our financial instrument investments held at December 31, 2014 had minimal default risk and short-term maturities.

We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part I Item 1A of this report) under the heading "Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures."

Use of Cash

We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, in acquiring new businesses or assets, for repayment of debt, or for stock repurchases.  Such businesses or assets may not be related to Search and Content, Tax Preparation, or E-Commerce, and such acquisitions will result in further transaction-related costs. We currently are focused on the following areas: enhancing the search and content services and tax preparation services and software offered to our end users, maintaining and adding search distribution partners and tax preparation and Monoprice.com customers, expanding and diversifying the offerings of our three businesses, extending our e-commerce sales channels through geographic and other means, and building our e-commerce brand recognition.
On May 30, 2014, InfoSpace acquired HSW for $44.9 million in cash, which was funded from our available cash.

On August 22, 2013, we acquired Monoprice for $182.9 million in cash. The acquisition of Monoprice was funded from our available cash. On November 22, 2013, Monoprice entered into a $70.0 million credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of December 31, 2014. Monoprice borrowed $50.0 million under the credit facility, receiving net proceeds of approximately $49.3 million. Monoprice repaid $8.0 million on the credit facility in 2014. For further detail, see "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

On March 15, 2013, we issued $201.25 million principal amount of 4.25% Convertible Senior Notes (the “Notes”). The Notes are due April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

On January 31, 2012, we acquired TaxACT for $287.5 million in cash. The TaxACT acquisition was funded from our cash reserves and from the net proceeds of borrowings under a $105.0 million credit facility. TaxACT initially borrowed $100.0 million under this 2012 credit facility, receiving net proceeds of approximately $96.7 million. We repaid $25.5 million in 2012, $10.0 million in April 2013, and the remaining $64.5 million in August 2013, the latter amount in connection with the refinancing of this credit agreement. On August 30, 2013, TaxACT entered into an agreement to refinance this credit facility on more favorable terms. The new 2013 credit facility consists of a revolving credit commitment that reduced to $90.0 million on August 30, 2014 and will reduce to $80.0 million on August 30, 2015 and $70.0 million on August 30, 2016. The final maturity date of the 2013 credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The 2013 credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of December 31, 2014. TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility and $6.0 million was an additional draw in October 2013. In 2014, we borrowed an additional $36.6 million and repaid $56.0 million. For further detail, see "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. During the year ended December 31, 2014, we purchased 2.3 million shares in open-market transactions at a total cost of approximately $38.6 million and an average price of $16.85 per share, exclusive of purchase and administrative costs. During the year ended December 31, 2013, we purchased 0.4 million shares in open-market transactions at a total cost of approximately $10.0 million and an average price of $23.95 per share, exclusive of purchase and administrative costs. As of December 31, 2014, we may repurchase up to an additional $36.5 million of our common stock under the repurchase program. For further detail, see "Note 9: Stockholders’ Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Contractual Obligations and Commitments

Our contractual obligations and commitments are as follows for years ending December 31 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease commitments	$3,154	$3,213	$2,916	$2,455	$2,502	$3,105	$17,345
Purchase commitments	437	92	62	—	—	—	591
Debt commitments	8,000	8,000	8,000	69,940	201,250	—	295,190
Interest on Notes	8,553	8,553	8,553	8,553	4,277	—	38,489
Escrow for acquisition-related indemnifications	735	—	—	—	—	—	735
Total	$20,879	$19,858	$19,531	$80,948	$208,029	$3,105	$352,350

For further detail see "Note 8: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.

Unrecognized Tax Benefits

The above table does not reflect unrecognized tax benefits of approximately $0.5 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see "Note 13: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Cash Flows

Our cash flows were comprised of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$55,734	$95,056	$48,831
Net cash used by investing activities	(101,936)	(303,693)	(165,073)
Net cash provided (used) by financing activities	(37,579)	270,584	102,623
Net increase (decrease) in cash and cash equivalents	$(83,781)	$61,947	$(13,619)

Net cash from operating activities:    Net cash from operating activities consists of net income (loss), offset by certain non-cash adjustments, and changes in our working capital.

Net cash provided by operating activities was $55.7 million, $95.1 million, and $48.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. The activity in 2014 included approximately $47.6 million of net income (offset by non-cash adjustments) and $8.1 million of working capital contribution. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, offset by reduced accrual balances related to the Search and Content business's online marketing spending and the timing of TaxACT's spending on marketing campaigns for the current tax season. Accounts receivable and accounts payable reflected lower Search and Content distribution revenue and the resulting revenue share to our distribution partners.

The activity in 2013 included approximately $48.3 million of net income (offset by non-cash adjustments) and $46.7 million of working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity. The contribution from deferred revenue was attributable to TaxACT revenue arrangements. The amounts from accounts receivable and accounts payable reflected balances assumed in the Monoprice acquisition and higher Search distribution revenue and the resulting revenue share to our distribution partners.

The activity in 2012 included approximately $30.3 million of net income (offset by non-cash adjustments) and $18.5 million of working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity. The contribution from deferred revenue was attributable mainly to TaxACT revenue arrangements. While amounts from accounts receivable and accounts payable were influenced by higher Search distribution revenue and the resulting revenue share to our distribution partners, these were offset by balances assumed in the TaxACT acquisition.

Net cash from investing activities:    Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases, as well as proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.

Net cash used by investing activities was $101.9 million, $303.7 million, and $165.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The activity in 2014 consisted of net cash outlays on our available-for-sale investments of $51.8 million, the acquisition of HSW for $44.9 million, and $5.2 million in purchases of property and equipment. The activity in 2013 primarily consisted of the acquisitions of Monoprice and Balance Financial for a combined $185.0 million (net of cash acquired of $2.8 million), net cash outlays on our available-for-sale investments of $112.5 million, and $4.7 million in purchases of property and equipment. The activity in 2012 primarily consisted of the acquisition of TaxACT for $279.4 million (net of cash acquired of $8.1 million) and $3.8 million in purchases of property and equipment, offset by net cash inflows on our available-for-sale investments of $117.8 million.

Net cash from financing activities:    Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.

Net cash used by financing activities was $37.6 million for the year ended December 31, 2014, and net cash provided by financing activities was $270.6 million and $102.6 million for the years ended December 31, 2013 and 2012, respectively. The activity in 2014 consisted of combined payments of $64.0 million on the Monoprice and TaxACT 2013 credit facilities, stock repurchases of $38.7 million, and $2.9 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by $36.6 million in proceeds from the TaxACT 2013 credit facility, $23.3 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $8.1 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.

The activity for 2013 primarily consisted of $250.1 million in combined net proceeds from the Notes, Monoprice credit facility, and TaxACT 2013 credit facility, $29.4 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $13.5 million in combined proceeds from the issuance of common stock related to stock option exercises, the employee stock purchase plan, and the Warrant exercise. These cash inflows were offset by a $10.0 million payment on the TaxACT 2012 credit facility, stock repurchases of $10.0 million, and $2.4 million in tax payments from shares withheld upon vesting of restricted stock units.

The activity for 2012 consisted of $96.7 million in net proceeds from the TaxACT 2012 credit facility, $23.0 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $9.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were offset by a $25.5 million payment on the TaxACT 2012 credit facility and $1.3 million in tax payments from shares withheld upon vesting of restricted stock units.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the disclosures included elsewhere in this Annual Report on Form 10-K, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies. In some cases, we could have reasonably used different accounting policies and estimates.

The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We also have other accounting policies that involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Search services revenue recognition: The majority of our revenues consists of advertising revenue generated through end-users clicking on paid listings included in the search results display, as well as from advertisements appearing on our HowStuffWorks.com website. The paid listings, as well as algorithmic search results, primarily are supplied by Google and Yahoo!, whom we refer to as "Search Customers." When a user submits a search query through one of our owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. If the paid listing click occurred on one of our distribution partners' properties, we pay a significant share of our revenue to the distribution partner. Revenue is recognized in the period in which such clicks on paid listings occur and is based on the amounts earned by and ultimately remitted to us. This revenue is recorded in the Search and Content segment.

Under our agreements with our Search Customers and our distribution partners, we are the primary obligor (i.e., are responsible to the Search Customers for providing the search services in accordance with the applicable agreements and remediating any service issues) and separately negotiate each revenue or unit pricing contract independent of any revenue sharing arrangements. For search services, we determine the paid search results, content, and information directed to our owned and operated websites and our distribution partners’ web properties. Consequently, we record search services revenue on a gross basis.

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

Our Tax Preparation segment revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. We recognize revenue from these services as the services are performed and the four revenue recognition criteria as described in "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report are met.

We recognize revenue from the sale of our packaged software when legal title transfers. This is generally when our customers download the software from the Internet or when the software ships.

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

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and recognize the consideration for each element when we ship the software or perform the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

E-Commerce revenue recognition: We derive product revenue from online sales of self-branded electronics and accessories to both consumers and businesses. We recognize product revenue from product sales when all four revenue recognition criteria, as outlined in "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report, have been met. Because we either (i) have a general practice of refunding customer losses for products damaged while in-transit despite selling terms indicating title transfers at the point of shipment or (ii) have FOB-destination shipping terms specifically set out in certain arrangements, delivery is deemed to occur at the point in time when the product is received by the customer. All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as "Product revenue." Costs related to such shipping and handling billings are classified as "Product cost of revenue."

We provide our customers with a thirty-day right of return. Return allowances, which reduce revenue, are estimated using historical experience.

Cost of revenues: We record the cost of revenues for sales of products and services when the related revenue is recognized. "Services cost of revenue" consists of costs related to the Search and Content and Tax Preparation businesses, which include revenue sharing arrangements with our distribution partners, usage-based content fees, royalties, bank product service fees, and amortization of intangible assets. It also consists of costs associated with the operation of the data centers that serve our Search and Content and Tax Preparation businesses, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), depreciation, and bandwidth costs. "Product cost of revenue" consists of costs related to our E-Commerce business, which include product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from our suppliers are included in inventory and recognized as product cost of revenue upon sale of products to customers.

Sales and marketing expenses: Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include television, radio, online, text, and email channels), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel costs) related to our purchasing, customer and technical support, receiving, inspection and warehouse functions, the cost of temporary help and contractors to augment staffing, and credit card processing fees.

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

Income taxes: We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including expectations of future taxable income, recent cumulative earnings experience by taxing jurisdiction, and other relevant factors. There is a wide range of possible judgments relating to the valuation of our deferred tax assets.

For additional information about the realization of our deferred tax assets and our valuation allowance, see "Note 13: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. For additional information about our net operating loss carryforwards, see the Risk Factor "If there is a change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our NOLs may be severely limited or potentially eliminated" in Part I Item 1A of this report. For additional information about expectations of future taxable income, see the Risk Factor "Our financial results may fluctuate, which could cause our stock price to be volatile or decline" in Part I Item 1A of this report.

Inventories: Inventories, consisting of merchandise available for sale in the E-Commerce business, are accounted for using the first-in-first-out (“FIFO”) method of accounting and are valued at the lower of cost or market and include the related shipping and handling costs. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

Business combinations and intangible assets including goodwill: We account for business combinations using the acquisition method, and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for the installed code base technology which is amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and intangible assets impairment: We evaluate goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit (for goodwill) or an indefinite-lived intangible asset is less than its carrying value, or if we elect to bypass the qualitative assessment, we then would proceed with the quantitative impairment test.

The goodwill quantitative impairment test is a two-step process that first compares the carrying values of reporting units to their fair values. If the carrying value of a reporting unit exceeds the fair value, a second step is performed to compute the amount of impairment. This second step determines the current fair values of all assets and liabilities of a reporting unit and then compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The indefinite-lived intangible asset quantitative impairment test compares the carrying value of the intangible asset to its fair value. If the carrying value of the intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to the excess.

Fair value typically is estimated using the present value of future discounted cash flows, an income approach. The significant estimates in the discounted cash flow model include the weighted-average cost of capital, long-term rates of revenue growth and/or profitability of our businesses, and working capital effects. The weighted-average cost of capital considers the relevant risk associated with business-specific characteristics and the uncertainty related to each business's ability to achieve the projected cash flows. To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of our reporting units to the aggregate market value of our common stock on the date of valuation, while considering a reasonable acquisition premium. These estimates and the resulting valuations require significant judgment.

Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. The determination of recoverability is based on an estimate of pre-tax undiscounted future cash flows, using our best estimates of future net sales and operating expenses, expected to result from the use and eventual disposition of the asset or group of assets over the remaining economic life of the primary asset in the asset group. We measure the amount of the impairment as the excess of the asset's carrying value over its fair value.

In 2014, we performed quantitative assessments of goodwill and indefinite-lived intangible assets for impairment for each of our reporting units as of November 30. As a result of these quantitative assessments, we recorded an impairment of goodwill and intangible assets of $62.8 million in the fourth quarter of 2014 primarily related to our E-Commerce business. The affected intangible asset was the trade name. Our E-Commerce business had operating results, projected revenue growth rates, and projected profitability below our initial expectations, which led to the impairment of its goodwill and trade name. We also determined that the adverse changes and impairments related to the E-Commerce reporting unit were indicators requiring the review of E-Commerce long-lived assets for recoverability. The results of this review indicated that their carrying values were recoverable.

For additional information about our goodwill and intangible assets, see "Note 4: Goodwill and Other Intangibles Assets" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

In the dynamic search and content, tax preparation and e-commerce industries, there is significant uncertainty about the future. Unforeseen events such as market disruptions and deterioration of the macroeconomic environment, or internal challenges such as reorganizations, employee and management turnover, operational cash flows, and other trends that could have material negative impacts on our key assumptions in determining fair values, could lead to a decision to impair goodwill and/or intangible assets in future periods.

Equity method investments: We currently hold equity securities and warrants to purchase equity securities in companies whose securities are not publicly-traded. The equity method is used to account for investments in these companies, if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investees. We record our proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. See "Note 12: Other Loss, Net" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Debt issuance costs and debt discounts: Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of our credit facilities.

Debt issuance costs related to the Convertible Senior Notes issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability component are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversion, if any. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to "Additional paid-in capital."

Derivative instruments and hedging: We recognized derivative instruments as either assets or liabilities at their fair value. We recorded changes in the fair value of the derivative instruments as gains or losses either in "Other loss, net" on the consolidated statements of comprehensive income, for those not designated as a hedging instrument (the Warrant - see "Note 9: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report), or in "Accumulated other comprehensive loss" on the consolidated balance sheets, for those used in a hedging relationship (the interest rate swap - see "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report). The Warrant and interest rate swap were settled in the last half of 2013. We had no derivatives outstanding as of December 31, 2014.

Recent Accounting Pronouncements

See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Quarterly Results of Operations (Unaudited)

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2014. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in Part II Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands except per share data)
Revenues:
Services revenue	$165,338	$117,181	$109,491	$127,667	$179,044	$106,270	$76,885	$67,790
Product revenue, net	—	—	14,630	39,673	37,139	35,299	37,970	40,323
Total revenues	165,338	117,181	124,121	167,340	216,183	141,569	114,855	108,113
Operating expenses:
Cost of revenues:
Services cost of revenue	76,987	69,352	72,935	83,005	71,293	56,233	49,754	40,873
Product cost of revenue	—	—	10,622	27,559	25,029	23,137	25,605	28,573
Total cost of revenues	76,987	69,352	83,557	110,564	96,322	79,370	75,359	69,446
Engineering and technology	2,538	2,508	2,905	3,731	4,135	4,817	5,970	5,748
Sales and marketing	38,484	14,695	18,230	27,273	55,836	22,287	18,152	21,849
General and administrative	6,384	6,557	8,421	8,485	8,632	10,425	9,495	10,568
Depreciation	517	524	697	1,001	1,058	1,135	1,085	1,074
Amortization of intangible assets	3,169	3,168	4,184	5,600	5,584	5,761	6,118	6,118
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	62,817
Total operating expenses	128,079	96,804	117,994	156,654	171,567	123,795	116,179	177,620
Operating income (loss)	37,259	20,377	6,127	10,686	44,616	17,774	(1,324)	(69,507)
Other loss, net	(1,005)	(6,304)	(13,118)	(9,196)	(4,069)	(3,724)	(3,208)	(3,765)
Income (loss) before income taxes	36,254	14,073	(6,991)	1,490	40,547	14,050	(4,532)	(73,272)
Income tax benefit (expense)	(12,646)	(5,667)	510	(2,624)	(14,560)	(5,313)	2,294	5,239
Net income (loss)	$23,608	$8,406	$(6,481)	$(1,134)	$25,987	$8,737	$(2,238)	$(68,033)
Net income (loss) per share:
Basic	$0.58	$0.20	$(0.16)	$(0.03)	$0.62	$0.21	$(0.05)	$(1.67)
Diluted	$0.53	$0.20	$(0.16)	$(0.03)	$0.58	$0.20	$(0.05)	$(1.67)
Weighted average common shares outstanding:
Basic	40,911	41,050	41,088	41,566	42,162	41,570	41,034	40,820
Diluted	44,294	42,724	41,088	41,566	44,521	43,084	41,034	40,820

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues:
Services revenue	100.0%	100.0%	88.2%	76.3%	82.8%	75.1%	66.9%	62.7%
Product revenue, net	—	—	11.8	23.7	17.2	24.9	33.1	37.3
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenues (1):
Services cost of revenue	46.6	59.2	66.6	65.0	39.8	52.9	64.7	60.3
Product cost of revenue	—	—	72.6	69.5	67.4	65.5	67.4	70.9
Total cost of revenues	46.6	59.2	67.3	66.1	44.6	56.1	65.6	64.2
Engineering and technology	1.5	2.1	2.3	2.2	1.9	3.4	5.2	5.3
Sales and marketing	23.3	12.6	14.7	16.3	25.8	15.7	15.8	20.2
General and administrative	3.9	5.6	6.8	5.1	4.0	7.4	8.3	9.8
Depreciation	0.3	0.4	0.6	0.6	0.5	0.8	0.9	1.0
Amortization of intangible assets	1.9	2.7	3.4	3.3	2.6	4.1	5.3	5.7
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	58.1
Total operating expenses	77.5	82.6	95.1	93.6	79.4	87.5	101.1	164.3
Operating income (loss)	22.5	17.4	4.9	6.4	20.6	12.5	(1.1)	(64.3)
Other loss, net	(0.6)	(5.4)	(10.5)	(5.5)	(1.9)	(2.6)	(2.8)	(3.5)
Income (loss) before income taxes	21.9	12.0	(5.6)	0.9	18.7	9.9	(3.9)	(67.8)
Income tax benefit (expense)	(7.6)	(4.8)	0.4	(1.6)	(6.7)	(3.8)	2.0	4.8
Net income (loss)	14.3%	7.2%	(5.2)%	(0.7)%	12.0%	6.1%	(1.9)%	(63.0)%

(1)
"Services cost of revenue" and "Product cost of revenue" are calculated based on their respective revenue bases of "Services revenue" and "Product revenue, net," respectively. "Total cost of revenues" is calculated based on "Total revenues."

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in the market values of our marketable debt and equity securities and interest rates.

Financial market risk:    We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2014, we principally invest in marketable fixed-income debt and equity securities. Fixed-income debt securities include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as insured time deposits with commercial banks and money market funds invested in securities issued by agencies of the U.S., with minimal default risk and maturity dates of less than one year from the end of any of our quarterly accounting periods. Equity securities include common stock in a publicly-traded company. We consider the market value, default, and liquidity risks of our investments generally to be low at December 31, 2014.

Interest rate risk:    As of December 31, 2014, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2014, our cash equivalent balance of $14.5 million was primarily held in money market funds, taxable municipal bonds, and time deposits, and our short-term investment balance of $251.6 million was primarily held in U.S. government securities, taxable municipal bonds, time deposits, and commercial paper. We consider the interest rate risk for our cash equivalent and fixed-income debt securities held at December 31, 2014 to be low. For further detail on our cash equivalents and fixed-income debt securities, see "Note 5: Fair Value Measurements" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

In addition, as of December 31, 2014, we have $93.9 million of debt outstanding under the Monoprice and TaxACT 2013 credit facilities, which carries a degree of interest rate risk. These debts have a floating portion of their interest rates tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see "Note 7: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. A hypothetical 100 basis point increase in LIBOR on December 31, 2014 would result in a $3.0 million increase in our interest expense until the scheduled maturity dates in 2018.

The following table provides information about our cash equivalent and fixed-income debt securities as of December 31, 2014, including principal cash flows for 2015 and thereafter and the related weighted average interest rates. The change in fair values during 2014 was less than $0.1 million for our cash equivalent and fixed-income debt securities and was recorded in other comprehensive income. Principal amounts and weighted average interest rates by expected year of maturity are as follows:

(In thousands, except percentages)	2015		Thereafter		Total		Fair Value
U.S. government securities	$100,517	0.20%	$—	—%	$100,517	0.20%	$100,818
International government securities	6,412	0.22%	—	—%	6,412	0.22%	6,560
Money market and other funds	8,490	0.00%	—	—%	8,490	0.00%	8,490
Commercial paper	24,600	0.18%	—	—%	24,600	0.18%	24,589
Time deposits	31,994	0.31%	—	—%	31,994	0.31%	32,001
Corporate bonds	1,525	0.40%	—	—%	1,525	0.40%	1,528
Taxable municipal bonds	91,596	0.37%	—	—%	91,596	0.37%	92,120
Cash equivalents and marketable fixed-income securities	$265,134		$—		$265,134		$266,106
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

The following table summarizes our equity securities and equity price risk as of December 31, 2014, including the effects of a hypothetical 30% increase and a 30% decrease in market prices as of that date. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Results could be far worse due to, among other things, the underlying economic characteristics of the investee and the nature of equity markets.

(In thousands, except percentages)	December 31, 2014
Fair value of equity securities	$3,234

Hypothetical price increase	30%
Estimated fair value after hypothetical price increase	$4,204
Hypothetical percentage increase in stockholders' equity	0.20%

Hypothetical price decrease	(30)%
Estimated fair value after hypothetical price decrease	$2,264
Hypothetical percentage decrease in stockholders' equity	(0.20)%

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blucora, Inc.

We have audited the accompanying consolidated balance sheets of Blucora, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blucora, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blucora, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington
February 26, 2015

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$46,444	$130,225
Available-for-sale investments	254,854	203,480
Accounts receivable, net of allowance of $67 and $62	30,988	48,081
Other receivables	3,295	8,292
Inventories	29,246	28,826
Prepaid expenses and other current assets, net	13,477	9,774
Total current assets	378,304	428,678
Property and equipment, net	15,942	16,108
Goodwill, net	304,658	348,957
Other intangible assets, net	168,919	178,064
Other long-term assets	4,891	6,223
Total assets	$872,714	$978,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,755	$61,268
Accrued expenses and other current liabilities	21,505	31,109
Deferred revenue	7,884	7,510
Short-term portion of long-term debt, net	7,914	7,903
Convertible senior notes, net	—	181,583
Total current liabilities	75,058	289,373
Long-term liabilities:
Long-term debt, net	85,835	113,193
Convertible senior notes, net	185,177	—
Deferred tax liability, net	42,963	56,861
Deferred revenue	1,915	1,814
Other long-term liabilities	2,741	2,719
Total long-term liabilities	318,631	174,587
Total liabilities	393,689	463,960
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
40,882 and 42,083	4	4
Additional paid-in capital	1,467,658	1,466,043
Accumulated deficit	(987,524)	(951,977)
Accumulated other comprehensive loss	(1,113)	—
Total stockholders’ equity	479,025	514,070
Total liabilities and stockholders’ equity	$872,714	$978,030

See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenues:
Services revenue	$429,989	$519,677	$406,919
Product revenue, net	150,731	54,303	—
Total revenues	580,720	573,980	406,919
Operating expenses:
Cost of revenues:
Services cost of revenue	218,153	302,279	265,945
Product cost of revenue	102,344	38,181	—
Total cost of revenues	320,497	340,460	265,945
Engineering and technology	20,670	11,682	9,969
Sales and marketing	118,124	98,682	45,644
General and administrative	39,120	29,847	27,418
Depreciation	4,352	2,739	2,119
Amortization of intangible assets	23,581	16,121	11,619
Impairment of goodwill and intangible assets	62,817	—	—
Total operating expenses	589,161	499,531	362,714
Operating income (loss)	(8,441)	74,449	44,205
Other loss, net	(14,766)	(29,623)	(6,677)
Income (loss) before income taxes	(23,207)	44,826	37,528
Income tax expense	(12,340)	(20,427)	(15,002)
Net income (loss)	$(35,547)	$24,399	$22,526
Net income (loss) per share:
Basic	$(0.86)	$0.59	$0.56
Diluted	$(0.86)	$0.56	$0.54
Weighted average shares outstanding:
Basic	41,396	41,201	40,279
Diluted	41,396	43,480	41,672
Other comprehensive income (loss):
Net income (loss)	$(35,547)	$24,399	$22,526
Unrealized gain (loss) on available-for-sale investments, net of tax	(1,119)	11	(16)
Unrealized gain (loss) on derivative instrument, net of tax	—	266	(266)
Reclassification adjustment for realized (gains) losses on available-for-sale investments, net of tax, included in net income	6	(1)	(26)
Other comprehensive income (loss)	(1,113)	276	(308)
Comprehensive income (loss)	$(36,660)	$24,675	$22,218

See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated other comprehensive income (loss)
	Common stock		Additional- paid-in capital	Accumulated deficit
	Shares	Amount				Total
Balance as of December 31, 2011	39,534	$4	$1,353,971	$(998,902)	$32	$355,105
Common stock issued for stock options and restricted stock units	1,236	—	9,025	—	—	9,025
Common stock issued for employee stock purchase plan	62	—	601	—	—	601
Other comprehensive loss	—	—	—	—	(308)	(308)
Stock-based compensation	—	—	13,344	—	—	13,344
Tax effect of equity compensation	—	—	22,693	—	—	22,693
Taxes paid on stock issued for equity awards	—	—	(1,318)	—	—	(1,318)
Reclassification of equity award to liability award	—	—	(6,218)	—	—	(6,218)
Net income	—	—	—	22,526	—	22,526
Balance as of December 31, 2012	40,832	4	1,392,098	(976,376)	(276)	415,450
Common stock issued for stock options and restricted stock units	584	—	2,841	—	—	2,841
Common stock issued for employee stock purchase plan	85	—	1,065	—	—	1,065
Common stock issued upon Warrant exercise	1,000	—	9,620	—	—	9,620
Stock repurchases	(418)	—	(10,006)	—	—	(10,006)
Convertible senior notes, net of issuance costs of $714 and tax effect of $7,785	—	—	13,842	—	—	13,842
Settlement of derivative instrument (Warrant)	—	—	20,217	—	—	20,217
Other comprehensive income	—	—	—	—	276	276
Stock-based compensation	—	—	11,642	—	—	11,642
Tax effect of equity compensation	—	—	27,224	—	—	27,224
Taxes paid on stock issued for equity awards	—	—	(2,500)	—	—	(2,500)
Net income	—	—	—	24,399	—	24,399
Balance as of December 31, 2013	42,083	4	1,466,043	(951,977)	—	514,070
Common stock issued for stock options and restricted stock units	1,003	—	6,715	—	—	6,715
Common stock issued for employee stock purchase plan	85	—	1,376	—	—	1,376
Stock repurchases	(2,289)	—	(38,650)	—	—	(38,650)
Other comprehensive loss	—	—	—	—	(1,113)	(1,113)
Stock-based compensation	—	—	11,990	—	—	11,990
Tax effect of equity compensation	—	—	22,962	—	—	22,962
Taxes paid on stock issued for equity awards	—	—	(2,778)	—	—	(2,778)
Net loss	—	—	—	(35,547)	—	(35,547)
Balance as of December 31, 2014	40,882	$4	$1,467,658	$(987,524)	$(1,113)	$479,025

See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$(35,547)	$24,399	$22,526
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	11,884	11,527	8,937
Warrant-related stock-based compensation	—	—	4,286
Depreciation and amortization of intangible assets	36,675	28,265	23,011
Impairment of goodwill and intangible assets	62,817	—	—
Excess tax benefits from stock-based award activity	(23,284)	(29,400)	(23,041)
Deferred income taxes	(13,667)	(10,849)	(8,738)
Amortization of premium (accretion of discount) on investments, net	3,772	3,007	(194)
Amortization of debt issuance costs	1,143	1,108	820
Accretion of debt discounts	3,691	2,838	325
Loss on debt extinguishment and modification expense	—	1,593	—
Loss on derivative instrument	—	11,652	2,346
Impairment loss on equity investment in privately-held company	—	3,711	—
Earn-out contingent liability adjustments	(15)	(300)	—
Other	128	767	31
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	17,001	(9,911)	(597)
Other receivables	4,983	1,741	(665)
Inventories	(420)	(1,349)	—
Prepaid expenses and other current assets	(4,125)	2,511	(5,862)
Other long-term assets	116	256	1,981
Accounts payable	(23,513)	12,275	(1,600)
Deferred revenue	475	3,527	4,170
Accrued expenses and other current and long-term liabilities	13,620	37,688	21,095
Net cash provided by operating activities	55,734	95,056	48,831
Investing Activities:
Business acquisitions, net of cash acquired	(44,927)	(184,982)	(279,386)
Equity investment in privately-held company	—	(4,000)	—
Purchases of property and equipment	(5,213)	(4,747)	(3,752)
Change in restricted cash	—	2,491	252
Proceeds from sales of investments	28,705	25,812	203,493
Proceeds from maturities of investments	255,994	213,616	36,753
Purchases of investments	(336,495)	(351,883)	(122,433)
Net cash used by investing activities	(101,936)	(303,693)	(165,073)
Financing Activities:
Proceeds from issuance of convertible notes, net of debt issuance costs of $6,432	—	194,818	—
Proceeds from credit facilities, net of debt issuance costs and debt discount of $406 and $300 in 2013 and $2,343 and $953 in 2012	36,556	55,294	96,704
Repayment of credit facilities	(64,000)	(10,000)	(25,504)
Debt issuance costs on credit facility	—	(28)	—
Stock repurchases	(38,650)	(10,006)	—
Excess tax benefits from stock-based award activity	23,284	29,400	23,041
Proceeds from stock option exercises	6,730	2,826	9,099
Proceeds from issuance of stock through employee stock purchase plan	1,376	1,065	601
Proceeds from issuance of stock upon warrant exercise	—	9,620	—
Tax payments from shares withheld upon vesting of restricted stock units	(2,875)	(2,405)	(1,318)
Net cash provided (used) by financing activities	(37,579)	270,584	102,623
Net increase (decrease) in cash and cash equivalents	(83,781)	61,947	(13,619)
Cash and cash equivalents, beginning of period	130,225	68,278	81,897
Cash and cash equivalents, end of period	$46,444	$130,225	$68,278
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment through leasehold incentives (investing)	$120	$1,006	$841
Contingent earn-out consideration from acquisition (financing)	$15	$300	$—
Cash paid for income taxes	$2,729	$2,528	$3,071
Cash paid for interest	$11,206	$7,138	$3,527

See notes to consolidated financial statements.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013, and 2012

Note 1: The Company and Basis of Presentation

Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates three primary businesses: an internet Search and Content business, an online Tax Preparation business, and an E-Commerce business. The Search and Content business operates through our InfoSpace LLC subsidiary (“InfoSpace”) and provides search services to users of its owned and operated and distribution partners’ web properties, as well as online content. The Tax Preparation business consists of the operations of TaxACT, Inc. (“TaxACT”) and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services through its website, www.taxact.com. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”) and sells self-branded electronics and accessories to both consumers and businesses primarily through its website, www.monoprice.com.

On May 30, 2014, InfoSpace acquired the assets of HowStuffWorks (“HSW”), which constituted a business, pursuant to the terms of the Asset Purchase Agreement dated April 18, 2014. HSW provides online content through various websites, including www.HowStuffWorks.com. HSW generates revenue primarily through advertisements appearing on its website.

On August 22, 2013, the Company acquired all of the equity of Monoprice pursuant to the terms of the Stock Purchase Agreement dated as of July 31, 2013.

On January 31, 2012, the Company acquired all of the equity of TaxACT. Further, on October 4, 2013, TaxACT acquired all of the equity of Balance Financial, Inc. (“Balance Financial”), a provider of web and mobile-based financial management software through its website www.balancefinancial.com.

Segments: The Company has three reportable segments: Search and Content (formerly known as Search), Tax Preparation, and E-Commerce. The Search and Content segment is the InfoSpace business, which now includes HSW, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Search and Content” to represent search and content services, the term “Tax Preparation” to represent services and software sold through the TaxACT business, and the term “E-Commerce” to represent products sold through the Monoprice business (see "Note 11: Segment Information").

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassification: As a result of the Monoprice acquisition in August 2013, the Company reclassified credit card fees previously reported in "Services cost of revenue" to "Sales and marketing" for the year ended December 31, 2012 to conform with the 2013 presentation. The Company assessed the related materiality of the reclassification and concluded that it was immaterial to any of its previously issued financial statements. The reclassification had no effect on reported revenues, operating income, or cash flows for the periods presented.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingencies. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, acquisition accounting, valuation of investments, valuation of the Warrant and interest rate swap derivatives, revenue recognition, the estimated allowance for sales returns and doubtful accounts, the estimated allowance for obsolete, slow moving, and nonsalable inventory, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.

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

Note 2: Summary of Significant Accounting Policies

Cash equivalents: The Company considers all highly liquid debt instruments with an original maturity of ninety days or less at date of acquisition to be cash equivalents.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Short-term investments: The Company principally invests its available cash in fixed income debt and marketable equity securities. Fixed income debt securities include investment-grade income securities, AAA-rated money market funds, and insured time deposits with commercial banks. Equity securities include common stock in a publicly-traded company. Such investments are included in "Cash and cash equivalents" and "Available-for-sale investments" on the consolidated balance sheets and reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive loss" on the consolidated balance sheets.

The Company reviews its available-for-sale investments for impairment and classifies the impairment of any individual available-for-sale investment as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. An impairment classified as temporary is recognized in "Accumulated other comprehensive loss" on the consolidated balance sheets. An impairment classified as other-than-temporary is recognized in "Other loss, net" on the consolidated statements of comprehensive income.

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

Property and equipment: Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally-developed software	3 years
Office equipment	7 years
Office furniture	7 years
Heavy equipment	10 years
Leasehold improvements	Shorter of lease term or economic life

The Company capitalizes certain internal-use software development costs, consisting primarily of employee salaries and benefits allocated on a project or product basis. The Company capitalized $2.4 million, $1.2 million, and $1.0 million of internal-use software costs in the years ended December 31, 2014, 2013, and 2012, respectively.

Business combinations and intangible assets including goodwill: The Company accounts for business combinations using the acquisition method, and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for the installed code base technology which is amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and intangible assets impairment: The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit (for goodwill) or an

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

indefinite-lived intangible asset is less than its carrying value, or if the Company elects to bypass the qualitative assessment, the Company then would proceed with the quantitative impairment test.

The goodwill quantitative impairment test is a two-step process that first compares the carrying values of reporting units to their fair values. If the carrying value of a reporting unit exceeds the fair value, a second step is performed to compute the amount of impairment. This second step determines the current fair values of all assets and liabilities of the reporting unit and then compares the implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The indefinite-lived intangible asset quantitative impairment test compares the carrying value of the intangible asset to its fair value. If the carrying value of the intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to the excess.

Fair value typically is estimated using the present value of future discounted cash flows, an income approach. The significant estimates in the discounted cash flow model include the weighted-average cost of capital, long-term rates of revenue growth and/or profitability of our businesses, and working capital effects. The weighted-average cost of capital considers the relevant risk associated with business-specific characteristics and the uncertainty related to each business's ability to achieve the projected cash flows. To validate the reasonableness of the reporting unit fair values used in the goodwill impairment test, the Company reconciles the aggregate fair values of its reporting units to the aggregate market value of its common stock on the date of valuation, while considering a reasonable acquisition premium. These estimates and the resulting valuations require significant judgment.

Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. The determination of recoverability is based on an estimate of pre-tax undiscounted future cash flows, using the Company's best estimates of future net sales and operating expenses, expected to result from the use and eventual disposition of the asset or group of assets over the remaining economic life of the primary asset in the asset group. The Company measures the amount of the impairment as the excess of the asset's carrying value over its fair value.

See "Note 4: Goodwill and Other Intangible Assets" for discussion of impairment of goodwill and intangible assets in the fourth quarter of 2014.

Equity method investments: The Company currently holds equity securities and warrants to purchase equity securities, for business and strategic purposes, in companies whose securities are not publicly traded. The equity method is used to account for investments in these companies, if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investees. The Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced a decline in value (see "Note 12: Other Loss, Net"). The Company’s equity investments were carried at a fair value of $0 at December 31, 2014 and 2013.

Debt issuance costs and debt discounts: Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of the Company’s credit facilities (see "Note 7: Debt").

Debt issuance costs related to the Company’s Convertible Senior Notes (the “Notes”) issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability component are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversion, if any. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to "Additional paid-in capital" (See "Note 7: Debt").

Derivative instruments and hedging: The Company recognized derivative instruments as either assets or liabilities at their fair value. The Company recorded changes in the fair value of the derivative instruments as gains or losses either in "Other loss, net" on the consolidated statements of comprehensive income, for those not designated as a hedging instrument (the Warrant - see "Note 9: Stockholders' Equity"), or in "Accumulated other comprehensive loss" on the consolidated balance

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

sheets, for those used in a hedging relationship (the interest rate swap - see "Note 7: Debt"). The Warrant and interest rate swap were settled in the last half of 2013.

The change in the fair value of the Warrant resulted in losses of $11.7 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively.

The interest rate swap agreement was used for the purpose of minimizing exposure to changes in interest rates and was accounted for as a cash flow hedge. The hedge was perfectly effective through termination, and no ineffectiveness was recorded in the consolidated statements of comprehensive income. The Company had no other swap agreements outstanding at December 31, 2014.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Marketable equity securities are classified within Level 1 of the fair value hierarchy because the Company values its marketable equity securities using quoted prices in active markets for identical securities. Cash equivalents and debt securities are classified within Level 2 of the fair value hierarchy because the Company values its cash equivalents and debt securities utilizing market observable inputs. The Company classified its interest rate swap derivative within Level 2 as the valuation inputs were based on quoted prices and market observable data of similar instruments. As previously discussed, the interest rate swap was terminated in 2013. The Company classified the Warrant derivative within Level 3 because it was valued using the Black-Scholes-Merton valuation model, which has significant unobservable inputs related to historical stock price volatility. This unobservable input reflected the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. This valuation required significant judgment. As previously discussed, the Warrant was settled in 2013.

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

The Company evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the service or product, or on a net basis, which is the customer payment less amounts the Company pays to suppliers. In making that evaluation, the Company primarily considers indicators such as whether the Company is the primary obligor in the arrangement and assumes the risks and rewards as a principal in the customer transaction. The evaluation of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

Search services revenue recognition: The majority of the Company’s revenues are generated from its search services. Search services revenue primarily consists of advertising revenue generated through end-users clicking on paid listings included in the search results display, as well as from advertisements appearing on the Company's HowStuffWorks.com website. The paid listings, as well as algorithmic search results, primarily are supplied by Google and Yahoo!, referred to as "Search Customers." When a user submits a search query through one of the Company's owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with the Company. If the paid listing click occurred on one of its distribution partners' properties, the Company pays a significant share of its revenue to the distribution partner. Revenue is recognized in the period in which such clicks on paid listings occur and is based on the amounts earned by and ultimately remitted to the Company. This revenue is recorded in the Search and Content segment.

Under the Company’s agreements with its Search Customers and its distribution partners, the Company is the primary obligor (i.e., is responsible to the Search Customers for providing the search services in accordance with the applicable agreements and remediating any service issues) and separately negotiates each revenue or unit pricing contract independent of any revenue sharing arrangements. For search services, the Company determines the paid search results, content, and

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

information directed to its owned and operated websites and its distribution partners’ web properties. Consequently, the Company records search services revenue on a gross basis.

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

The Company recognizes revenue from the sale of its packaged software when legal title transfers. This is generally when its customers download the software from the Internet or when the software ships.

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

In some situations, the Company receives advance payments from its customers. The Company defers revenue associated with these advance payments and recognizes the consideration for each element when the Company ships the software or performs the services, as appropriate. Advance payments related to data archive services are deferred and recognized over the related contractual term.

E-Commerce revenue recognition: The Company derives product revenue from online sales of self-branded electronics and accessories to both consumers and businesses. The Company recognizes product revenue from product sales when all four revenue recognition criteria, as outlined above, have been met. Because the Company either (i) has a general practice of refunding customer losses for products damaged while in-transit despite selling terms indicating title transfers at the point of shipment or (ii) has FOB-destination shipping terms specifically set out in certain arrangements, delivery is deemed to occur at the point in time when the product is received by the customer. All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been classified as "Product revenue." Costs related to such shipping and handling billings are classified as "Product cost of revenue."

The Company provides its customers with a thirty-day right of return. Return allowances, which reduce revenue, are estimated using historical experience.

Cost of revenues: The Company records the cost of revenues for sales of products and services when the related revenue is recognized. "Services cost of revenue" consists of costs related to the Search and Content and Tax Preparation businesses,

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

which include revenue sharing arrangements with our distribution partners, usage-based content fees, royalties, bank product services fees, and amortization of intangible assets. It also consists of costs associated with the operation of the data centers that serve the Company’s Search and Content and Tax Preparation businesses, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), depreciation, and bandwidth costs. "Product cost of revenue" consists of costs related to the E-Commerce business, which include product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence. Shipping charges to receive products from the Company’s suppliers are included in inventory and recognized as product cost of revenue upon sale of products to customers.

Engineering and technology expenses:  Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, including personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment staffing, software support and maintenance, bandwidth and hosting, and professional services fees. Research and development expenses were $8.9 million, $7.3 million, and $6.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Sales and marketing expenses:  Sales and marketing expenses consist principally of marketing expenses associated with the Company’s TaxACT and Monoprice websites (which include television, radio, online, text, and email channels), the Company’s owned and operated web search properties (which consist of traffic acquisition, including the Company’s online marketing fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel costs (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with the Company’s E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel costs) related to the Company’s purchasing, customer and technical support, receiving, inspection and warehouse functions, the cost of temporary help and contractors to augment staffing, and credit card processing fees.

Costs for advertising are recorded as expense when the advertisement appears or electronic impressions are recorded. Advertising expense totaled $81.8 million, $75.9 million, and $31.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Prepaid advertising costs were $3.6 million and $0.8 million at December 31, 2014 and 2013, respectively.

General and administrative expenses:  General and administrative expenses consist primarily of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment staffing, professional services fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.

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

Employee benefit plan:  The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. Pursuant to a continuing resolution, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company is equal to a maximum of 50% of employee contributions up to a maximum of 3% of an employee’s salary. For the years ended December 31, 2014, 2013, and 2012, the Company contributed $0.9 million, $0.6 million, and $0.4 million, respectively, for employees. The amount contributed has been increasing with higher headcount mainly from acquired businesses.

Leases:  The Company leases office space, and these leases are classified as operating leases.

Income taxes:  The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent the Company believes a

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including expectations of future taxable income, recent cumulative earnings experience by taxing jurisdiction, and other relevant factors. There is a wide range of possible judgments relating to the valuation of the Company's deferred tax assets.

Other comprehensive income:  Comprehensive income includes net income plus items that are recorded directly to stockholders’ equity, including the net change in unrealized gains and losses on cash equivalents and available-for-sale investments and certain derivative instruments. Included in the net change in unrealized gains and losses are realized gains or losses included in the determination of net income in the period realized. Amounts reclassified out of other comprehensive income into net income were determined on the basis of specific identification.

Concentration of credit risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. These instruments are generally unsecured and uninsured. The Company places a significant amount of its cash equivalents and investments with major financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a variety of industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

Supplier concentration risk:  A material part of Monoprice’s business is dependent on two vendors. These unrelated vendors accounted for 17% of Monoprice's inventory purchases during the year ended December 31, 2014 and 19% of Monoprice’s inventory purchases during the period from August 22, 2013 (the date which Monoprice was acquired) to December 31, 2013. As of December 31, 2014 and 2013, these unrelated vendors accounted for 21% and 20% of Monoprice’s related accounts payable, respectively.

Revenue concentration:  The Company derives a significant portion of its revenues from two Search Customers. Revenues from the top two Search Customers represented 55%, 74%, and 84% of revenues in the years ended December 31, 2014, 2013, and 2012, respectively, and each of those two Search Customers represented at least 10% of 2014 revenues. At December 31, 2014 and 2013, two Search Customers accounted for more than 80% of the Company’s accounts receivable balance.

Geographic revenue information, as determined by the location of the customer, is presented below (in thousands):

	Years ended December 31,
	2014	2013	2012
United States	$556,466	$558,601	$402,656
International	24,254	15,379	4,263
Total	$580,720	$573,980	$406,919

Recent accounting pronouncements:  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.
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

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

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

Balance Financial:  On October 4, 2013, TaxACT acquired all of the equity of Balance Financial, a provider of web and mobile-based financial management software, for $4.9 million in cash which includes a $0.7 million escrow amount recorded in "Accrued expenses and other current liabilities" for indemnifications related to general representations and warranties. The escrow period expires on April 4, 2015, at which time the amount, net of any indemnifiable losses, will be released. The acquisition of the Balance Financial business is strategic to TaxACT and was funded from the revolving credit loan under the TaxACT 2013 credit facility (see "Note 7: Debt"). Balance Financial is included in the Tax Preparation segment. The identifiable net assets acquired amounted to $1.0 million, consisting primarily of deferred tax assets, and intangible assets acquired amounted to $0.8 million, consisting primarily of internally-developed software and customer relationships both of which have finite lives. Goodwill amounted to $3.1 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.

Monoprice:  On August 22, 2013, the Company acquired all of the outstanding stock of Monoprice, an online retailer of self-branded electronics and accessories for both consumers and businesses (see "Note 1: The Company and Basis of Presentation"). The Company paid $182.9 million, which was funded from available cash, after a $0.4 million working capital adjustment in the fourth quarter of 2013. The acquisition is intended to diversify the Company’s business model and expand its operations.

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

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

The Company incurred acquisition costs of $0.7 million in 2013, which were recognized in "General and administrative expense." The Company did not assume any equity awards or plans from Monoprice. Following the completion of the acquisition, the Company issued 27,152 options and 126,259 restricted stock units (“RSUs”), which are at levels consistent with other awards to Blucora subsidiary employees, and 243,750 performance-based RSUs to Monoprice’s employees (see "Note 10: Stock-Based Compensation"). In addition, the sellers of Monoprice are entitled to federal and state tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement (see "Note 6: Balance Sheet Components"). During the year ended December 31, 2014, the Company adjusted the refunds due to the sellers after finalizing Monoprice's 2013 federal and state tax returns. As a result, the Company recorded a $0.7 million gain within "Other loss, net" (see "Note 12: Other Loss, Net").

The Company’s estimates of the economic lives of the acquired assets are 2 years for the business-to-consumer customer relationships, 7 years for the business-to-business customer relationships, approximately 6 years for the personal property assets, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the ability to attract new customers and develop new technologies post-acquisition, which do not qualify for separate recognition. The Company does not expect that any of this goodwill will be deductible for income tax purposes. The Company recorded impairments on Monoprice goodwill and intangible assets in 2014. See "Note 4: Goodwill and Other Intangible Assets" for details.

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

Pro Forma Financial Information of Monoprice Acquisition (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and Monoprice on a pro forma basis, for the period in which the acquisition occurred and the prior reporting period (when applicable) as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma condensed combined statement of operations for the year ended December 31, 2013 combines the historical results of operations of the Company and Monoprice for the year ended December 31, 2013 with the results of Monoprice for the period from January 1, 2013 to the acquisition date. The following amounts are in thousands:

	Years ended December 31,
	2013	2012
Revenues	$663,900	$525,027
Net income	$25,637	$22,874

TaxACT:  On January 31, 2012, the Company acquired all of the outstanding stock of TaxACT, which operates the TaxACT tax preparation online service and software business (see "Note 1: The Company and Basis of Presentation"). The Company paid $287.5 million in cash, less certain transaction expenses. The TaxACT acquisition was funded from the Company's cash reserves and from the TaxACT 2012 credit facility, of which $100.0 million was drawn at the transaction's close (see "Note 7: Debt"). The acquisition is intended to diversify the Company's business model and expand its operations.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Valuations were as follows (in thousands):

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

The Company recorded acquisition costs of $1.1 million in 2012, which were recognized in "General and administrative expense." The Company incurred $2.3 million of debt origination costs related to the credit facility used to fund the acquisition, a portion of which was recorded as loss on debt extinguishment and modification expense in "Other loss, net" and the remainder of which is being amortized to interest expense over the term of the credit facility. The Company did not assume any equity awards or plans from TaxACT. Following the completion of the acquisition, the Company issued 380,000 options and 167,000 RSUs to TaxACT’s employees as an incentive for future services and at levels consistent with other employee awards (see "Note 10: Stock-Based Compensation"). In addition, the sellers of TaxACT are entitled to certain federal tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement (see "Note 6: Balance Sheet Components").

The Company’s estimates of the economic lives of the acquired assets are 8 years for the customer relationships, 4 years for the proprietary technology, approximately 3 years for the personal property assets, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the ability to attract new customers and develop new technologies post acquisition, which do not qualify for separate recognition. The Company determined that no portion of the goodwill arising from the TaxACT acquisition will be deductible for income tax purposes.

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

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Pro Forma Financial Information of TaxACT Acquisition (unaudited)

The financial information in the table below summarizes the combined results of operations of Blucora and TaxACT on a pro forma basis, for the period in which the acquisition occurred and the prior reporting period (when applicable) as though the companies had been combined as of the beginning of the period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented. The pro forma condensed combined statement of operations for the year ended December 31, 2012 combines the historical results of the Company for the year ended December 31, 2012 with the results of TaxACT for the month ended January 31, 2012. The following amounts are in thousands:

Year ended December 31, 2012
Revenues	$427,809
Net income	$26,819

Note 4: Goodwill and Other Intangible Assets

The following table presents goodwill by reportable segment (in thousands):

	Search and Content	Tax Preparation	E-Commerce	Total
Goodwill, gross:
Balance as of December 31, 2012	$44,815	$185,475	$—	$230,290
Additions	—	3,066	115,601	118,667
Balance as of December 31, 2013	44,815	188,541	115,601	348,957
Additions	15,097	—	—	15,097
Balance as of December 31, 2014	$59,912	$188,541	$115,601	$364,054
Accumulated impairment:
Balance as of December 31, 2012	$—	$—	$—	$—
Impairments	—	—	—	—
Balance as of December 31, 2013	—	—	—	—
Impairments	—	—	(59,396)	(59,396)
Balance as of December 31, 2014	$—	$—	$(59,396)	$(59,396)
Goodwill, net:
Balance as of December 31, 2013	$44,815	$188,541	$115,601	$348,957
Balance as of December 31, 2014	$59,912	$188,541	$56,205	$304,658

The goodwill addition in 2014 related to the acquisition of HSW and the additions in 2013 related to the acquisitions of Monoprice (E-Commerce segment) and Balance Financial (Tax Preparation segment), all as described in "Note 3: Business Combinations." The goodwill impairment in 2014 related to Monoprice and was recorded in "Impairment of goodwill and intangible assets" on the consolidated statements of comprehensive income in the fourth quarter and is discussed further below.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$132,500	$(50,075)	$82,425	$132,500	$(27,740)	$104,760
Technology	44,805	(35,649)	9,156	43,535	(27,951)	15,584
Content	18,200	(1,061)	17,139	—	—	—
Other	6,667	(6,667)	—	6,705	(6,667)	38
Total definite-lived intangible assets	202,172	(93,452)	108,720	182,740	(62,358)	120,382
Indefinite-lived intangible assets:
Trade names	60,199	—	60,199	57,499	—	57,499
Other	—	—	—	183	—	183
Total indefinite-lived intangible assets	60,199	—	60,199	57,682	—	57,682
Total	$262,371	$(93,452)	$168,919	$240,422	$(62,358)	$178,064

There were technology, content, and trade name additions in 2014 related to the acquisition of HSW (Search and Content segment) as described in "Note 3: Business Combinations." In addition, the Company recorded an impairment of $3.2 million on trade names in the fourth quarter of 2014 related to Monoprice (E-Commerce segment), which adjusted the carrying value of the Monoprice trade name to $34.8 million. The impairment amount was recorded in "Impairment of goodwill and intangible assets" on the consolidated statements of comprehensive income and is discussed further below.

During the annual goodwill impairment evaluation, the Company performed the first step of the goodwill quantitative impairment test in which it determined that the carrying value of the E-Commerce reporting unit exceeded its fair value, primarily due to operating results, projected revenue growth rates, and projected profitability below management's initial expectations. As a result, the Company then performed the second step of the impairment test for the E-Commerce reporting unit, which resulted in an impairment equal to the excess of the goodwill's carrying value over its implied fair value as disclosed in the first table above. Refer to "Note 2: Summary of Significant Accounting Policies" for a description of the Company's reporting units and the method used to determine the fair values of those reporting units and the amount of goodwill impairment. In addition, the Company reviewed its trade names during the annual impairment evaluation and determined that the Monoprice trade name's carrying value exceeded its fair value, which resulted in an impairment equal to that excess as disclosed in the second table above. The Company classified the fair value of its reporting units, goodwill, and trade names within Level 3 because they were valued using discounted cash flows, which have significant unobservable inputs related to the weighted-average cost of capital and forecasts of future cash flows. The Company also determined that the adverse changes and impairments related to the E-Commerce reporting unit were indicators requiring the review of E-Commerce long-lived assets for recoverability. The results of this review indicated that the carrying values of the E-Commerce long-lived assets were recoverable.

Amortization expense was as follows (in thousands):

	Years ended December 31.
	2014	2013	2012
Statement of comprehensive income line item:
Services cost of revenue	$7,513	$7,668	$7,580
Amortization of intangible assets	23,581	16,121	11,619
Total	$31,094	$23,789	$19,199

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Expected amortization of definite-lived intangible assets held as of December 31, 2014 is as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Statement of comprehensive income line item:
Services cost of revenues	$7,450	$621	$—	$—	$—	$—	$8,071
Amortization of intangible assets	21,880	17,206	17,155	16,970	16,838	10,600	100,649
Total	$29,330	$17,827	$17,155	$16,970	$16,838	$10,600	$108,720

The weighted average amortization periods for definite-lived intangible assets are as follows: 59 months for customer relationships, 16 months for technology, 113 months for content, and 64 months for total definite-lived intangible assets.

Note 5:  Fair Value Measurements

The fair value hierarchy of the Company's financial assets carried at fair value and measured on a recurring basis was as follows (in thousands):

	December 31, 2014	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$8,490	$—	$8,490	$—
Time deposits	1,242	—	1,242	—
Taxable municipal bonds	4,754	—	4,754	—
Total cash equivalents	14,486	—	14,486	—
Available-for-sale investments:
Debt securities:
U.S. government securities	100,818	—	100,818	—
International government securities	6,560	—	6,560	—
Commercial paper	24,589	—	24,589	—
Time deposits	30,759	—	30,759	—
Corporate bonds	1,528	—	1,528	—
Taxable municipal bonds	87,366	—	87,366	—
Total debt securities	251,620	—	251,620	—
Equity securities	3,234	3,234	—	—
Total available-for-sale investments	254,854	3,234	251,620	—
Total assets at fair value	$269,340	$3,234	$266,106	$—

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

	December 31, 2013	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S. government securities	$6,400	$—	$6,400	$—
Money market and other funds	9,391	—	9,391	—
Commercial paper	17,999	—	17,999	—
Time deposits	499	—	499	—
Taxable municipal bonds	21,215	—	21,215	—
Total cash equivalents	55,504	—	55,504	—
Available-for-sale investments:
U.S. government securities	58,114	—	58,114	—
Commercial paper	14,496	—	14,496	—
Time deposits	9,880	—	9,880	—
Taxable municipal bonds	120,990	—	120,990	—
Total available-for-sale investments	203,480	—	203,480	—
Total assets at fair value	$258,984	$—	$258,984	$—

The Company also had financial instruments that were not measured at fair value. See "Note 7: Debt" for details.

The Company had non-recurring Level 3 fair value measurements in 2014 related to its reporting units and various intangible assets as part of goodwill and intangible asset impairment reviews. See "Note 4: Goodwill and Other Intangible Assets" for details.

The contractual maturities of the debt securities classified as available-for-sale at December 31, 2014 and 2013 were less than one year. Available-for-sale investments as of December 31, 2013 included only debt securities.

The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance as of December 31, 2014
Debt securities	$251,673	$16	$(69)	$251,620
Equity securities	4,312	—	(1,078)	3,234
Total	$255,985	$16	$(1,147)	$254,854
Balance as of December 31, 2013	$203,479	$24	$(23)	$203,480

As of December 31, 2014, the Company's equity securities, which consist of a single holding in a publicly-traded company, were in an unrealized loss position for less than 12 months. The Company has determined that such position is temporary.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Note 6: Balance Sheet Components

Prepaid expenses and other current assets, net consisted of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$8,676	$4,370
Other current assets, net	4,801	5,404
Total prepaid expenses and other current assets, net	$13,477	$9,774

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2014	2013
Computer equipment and data center	$10,392	$10,792
Purchased software	6,721	6,153
Internally-developed software	9,045	7,166
Office equipment	488	421
Office furniture	2,467	2,061
Heavy equipment	3,084	2,944
Leasehold improvements and other	4,122	3,553
	36,319	33,090
Accumulated depreciation	(21,279)	(17,985)
	15,040	15,105
Capital projects in progress	902	1,003
Total property and equipment, net	$15,942	$16,108

Total depreciation expense was $5.6 million, $4.5 million, and $3.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Unamortized internally-developed software was $4.1 million and $3.2 million at December 31, 2014 and 2013, respectively. The Company recorded depreciation expense for internally-developed software of $1.6 million for the year ended December 31, 2014 and $0.9 million for each of the years ended December 31, 2013 and 2012.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Salaries and related expenses	$5,463	$7,708
Accrued content costs	4,077	4,132
Accrued advertising	3,292	6,155
Accrued interest on Notes (see Note 7)	2,138	2,138
Tax refunds payable to sellers (see Note 3)	792	6,814
Other	5,743	4,162
Total accrued expenses and other current liabilities	$21,505	$31,109

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Note 7: Debt

The Company’s debt consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$42,000	$(191)	$41,809	$50,000	$(288)	$49,712
TaxACT 2013 credit facility	51,940	—	51,940	71,384	—	71,384
Convertible Senior Notes	201,250	(16,073)	185,177	201,250	(19,667)	181,583
Total debt	$295,190	$(16,264)	$278,926	$322,634	$(19,955)	$302,679

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

Monoprice borrowed $50.0 million under the credit facility, which was used to pay a dividend to Blucora and to pay certain expenses and fees related to the credit facility. Monoprice repaid $8.0 million on the credit facility in 2014. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of December 31, 2014, Monoprice was in compliance with all of the financial and operating covenants. As of December 31, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

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

The 2013 credit facility consists of revolving credit loans, up to $10.0 million in swingline loans, and up to $5.0 million under a letter of credit, which in the aggregate represented a $100.0 million revolving credit commitment that reduced to $90.0 million on August 30, 2014 and will reduce to $80.0 million on August 30, 2015 and $70.0 million on August 30, 2016. The final maturity date of the credit facility is August 30, 2018. TaxACT’s obligations under the credit facility are guaranteed by TaxACT Holdings, Inc. and are secured by the assets of the TaxACT business.

TaxACT borrowed approximately $71.4 million under the 2013 credit facility, of which $65.4 million was used to pay off the 2012 credit facility, accrued interest, and certain expenses and fees related to the refinancing and an additional $6.0 million was borrowed in October 2013. TaxACT had net repayment activity of $19.4 million in 2014. TaxACT has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, and payable as of the end of each interest period. In each case, the applicable margin within the range depends upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios,

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of December 31, 2014, the Company was in compliance with all of the financial and operating covenants. As of December 31, 2014, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

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

Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of December 31, 2014, the Notes were not convertible. As of December 31, 2013, the Notes were convertible.

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
The convertibility of the Notes is determined at the end of each reporting period. If the Notes are determined to be convertible, they remain convertible until the end of the subsequent quarter and are classified in "Current liabilities" on the balance sheet; otherwise, they are classified in "Long-term liabilities." Depending upon the price of the Company’s common stock or the trading price of the Notes within the reporting period, pursuant to the first two criteria listed above, the Notes could be convertible during one reporting period but not convertible during a comparable reporting period.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

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

The following table sets forth total interest expense for the years ended December 31, 2014 and 2013 related to the Notes (in thousands):

	Years ended December 31,
	2014	2013
Contractual interest expense (Cash)	$8,553	$6,795
Amortization of debt issuance costs (Non-cash)	920	684
Accretion of debt discount (Non-cash)	3,594	2,674
Total interest expense	$13,067	$10,153
Effective interest rate of the liability component	7.32%	7.32%

The fair value of the principal amount of the Notes as of December 31, 2014 was $190.6 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Note 8: Commitments and Contingencies

The Company's contractual commitments are as follows for years ending December 31 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease commitments	$3,154	$3,213	$2,916	$2,455	$2,502	$3,105	$17,345
Purchase commitments	437	92	62	—	—	—	591
Debt commitments	8,000	8,000	8,000	69,940	201,250	—	295,190
Interest on Notes	8,553	8,553	8,553	8,553	4,277	—	38,489
Escrow for acquisition-related indemnifications	735	—	—	—	—	—	735
Total	$20,879	$19,858	$19,531	$80,948	$208,029	$3,105	$352,350

Operating lease commitments:  The Company has non-cancelable operating leases for its facilities. The leases run through 2022. Rent expense under operating leases totaled $3.0 million, $2.0 million, and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Purchase commitments:  The Company's purchase commitments consist primarily of non-cancelable service agreements for its data centers.

Debt commitments and interest on Notes:  The Company’s debt commitments are based upon contractual payment terms and consist of the outstanding principal related to the Monoprice credit facility, the TaxACT credit facility, and the Notes. The Company may repay the amounts outstanding under the Monoprice and TaxACT credit facilities before their terms are complete, depending upon the cash generated by the respective businesses, and under the Notes based upon holders exercising their conversion option. For further detail regarding the credit facilities and the Notes, see "Note 7: Debt."

Escrow for acquisition-related indemnifications:  The Company holds escrow for acquisition-related indemnifications around general representations and warranties in connection with the Balance Financial acquisition. See "Note 3: Business Combinations" for further discussion of the escrow.

Collateral pledged:  The Company has pledged a portion of its cash as collateral for certain of its property lease-related banking arrangements. At December 31, 2014, the total amount of collateral pledged under these standby letters of credit was $0.9 million.

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
On May 12, 2014, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against the Company and certain of its officers.  The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and purported to be brought on behalf of a class of persons who purchased the Company’s common stock during the period between November 5, 2013 and February 20, 2014.  Prior to filing the amended consolidated complaint, the plaintiff agreed to voluntarily dismiss this case without prejudice, and the Court granted the order dismissing the case on November 4, 2014.

Note 9: Stockholders’ Equity

Stock incentive plan:  The Company may grant non-qualified stock options, stock, RSUs, and stock appreciation rights to employees, non-employee directors, and consultants.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

The Company granted options and RSUs during 2014, 2013, and 2012 under the Company’s Restated 1996 Flexible Stock Incentive Plan. Options and RSUs generally vest over a period of three years, with one-third vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance or market targets.

The Company issues new shares upon the exercise of options and upon the vesting of RSUs. If an option or RSU is surrendered or otherwise unused, the related shares will continue to be available.

Warrant:  On August 23, 2011, the Company issued a warrant to purchase 1.0 million shares of Blucora common stock, exercisable at a price of $9.62 per share (the “Warrant”). The Warrant originally was considered stock-based compensation and was scheduled to expire on August 23, 2014, but the completion of the TaxACT acquisition on January 31, 2012 was an event under the Warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of Blucora. Subsequent to the extension, the Company treated the award as a derivative instrument (see "Note 2: Summary of Significant Accounting Policies"). The modification date fair value previously recognized in "Additional paid-in capital" of $6.2 million was classified as a current liability, and the Warrant’s fair value was determined each reporting period with gains or losses related to the change in fair value recorded in "Other loss, net" in the amounts of $11.7 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. The Company recorded $6.6 million in total expense relating to the modification and subsequent change in fair value for the Warrant for the year ended December 31, 2012. On November 21, 2013, the Warrant was exercised and 1.0 million shares of Blucora common stock were purchased for an aggregate exercise price of $9.6 million. The related derivative instrument liability balance of $20.2 million was settled through "Additional paid-in capital."

1998 Employee Stock Purchase Plan (“ESPP”):  The ESPP permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of Company common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 1.4 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.3 million shares were available for issuance. The Company issues new shares upon purchase through the ESPP.

Stock repurchase program:  In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the year ended December 31, 2014, the Company purchased 2.3 million shares in open-market transactions at a total cost of approximately $38.6 million and an average price of $16.85 per share, exclusive of purchase and administrative costs. During the year ended December 31, 2013, the Company purchased 0.4 million shares in open-market transactions at a total cost of approximately $10.0 million and an average price of $23.95 per share, exclusive of purchase and administrative costs. As of December 31, 2014, the Company may repurchase up to an additional $36.5 million of its common stock under the repurchase program.

Other comprehensive income:  The following table provides information about activity in other comprehensive income (in thousands):

	Unrealized gain (loss) on investments	Unrealized gain (loss) on derivative instrument	Total
Balance as of December 31, 2011	$32	$—	$32
Other comprehensive loss	(42)	(266)	(308)
Balance as of December 31, 2012	(10)	(266)	(276)
Other comprehensive income	10	266	276
Balance as of December 31, 2013	—	—	—
Other comprehensive loss	(1,113)	—	(1,113)
Balance as of December 31, 2014	$(1,113)	$—	$(1,113)

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Note 10: Stock-Based Compensation

A summary of the general terms of stock options and RSUs at December 31, 2014 was as follows:

Number of shares authorized for awards	7,671,479
Options and RSUs outstanding	5,097,247
Options and RSUs expected to vest	4,701,050
Options and RSUs available for grant	2,574,232

The following activity occurred under the Company’s stock incentive plans:

	Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding December 31, 2013	3,786,561	$11.57
Granted	1,483,486	$19.95
Forfeited	(179,678)	$19.87
Expired	(72,592)	$19.15
Exercised	(673,952)	$9.96
Outstanding December 31, 2014	4,343,825	$14.21	$9,131	4.6
Exercisable December 31, 2014	2,529,778	$10.85	$8,985	3.6
Expected to vest after December 31, 2014	4,062,243	$13.93	$9,115	4.5

	Stock units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding December 31, 2013	1,078,481	$17.07
Granted	536,964	$18.44
Forfeited	(430,782)	$19.23
Vested	(431,241)	$15.21
Outstanding December 31, 2014	753,422	$17.88	$10,435	1.1
Expected to vest after December 31, 2014	638,807	$17.88	$8,847	1.0

Supplemental information is presented below:

	Years ended December 31,
	2014	2013	2012
Stock options:
Weighted average grant date fair value per share granted	$5.67	$5.05	$3.84
Total intrinsic value of options exercised (in thousands)	$3,600	$2,626	$3,886
Total fair value of options vested (in thousands)	$4,000	$2,410	$2,288
RSUs:
Weighted average grant date fair value per unit granted	$18.44	$18.86	$13.19
Total intrinsic value of units vested (in thousands)	$8,315	$7,986	$4,663
Total fair value of units vested (in thousands)	$6,560	$5,163	$3,049

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the ESPP, in the consolidated statements of comprehensive income (in thousands):

	Years ended December 31,
	2014	2013	2012
Cost of revenues	$477	$662	$558
Engineering and technology	1,569	1,351	1,180
Sales and marketing	2,047	2,335	1,909
General and administrative	7,791	7,179	9,576
Total	$11,884	$11,527	$13,223
Excluded and capitalized as part of internal-use software	$106	$115	$121

In May 2012, the Company granted 190,000 stock options to certain employees who perform acquisition-related activities. The awards' vestings were predicated on completing “qualified acquisitions” under the terms of the awards. The completions of the HSW acquisition on May 30, 2014 and the Monoprice acquisition on August 22, 2013 constituted qualified acquisitions under the terms of the awards. The vestings of the awards resulted in charges of $0.3 million and $0.5 million to stock-based compensation expense in 2014 and 2013, respectively, both of which were classified in "General and administrative expense." No expense was recognized in 2012, as a qualified acquisition did not occur.

In October 2011, the Company granted 200,000 stock options to a non-employee consultant who performed acquisition-related activities. The award’s vesting was predicated on completing a “qualified acquisition” under the terms of the award. The completion of the TaxACT acquisition on January 31, 2012 constituted a qualified acquisition under the terms of the award. The vesting of the award resulted in a charge of $0.9 million to stock-based compensation expense in 2012, which was classified in "General and administrative expense."

As discussed in "Note 9: Stockholders’ Equity," the acquisition of the TaxACT business on January 31, 2012 fulfilled the Warrant agreement's remaining performance condition and extended the Warrant’s expiration date. The extension of the Warrant’s term was a modification that resulted in a $4.3 million charge to stock-based compensation expense, equal to the increase in the Warrant’s fair value, and was recognized in "General and administrative expense" in the first quarter of 2012. Subsequent to the modification, the Company treated the Warrant as a derivative instrument.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

To estimate stock-based compensation expense, the Company used the Black-Scholes-Merton valuation method with the following assumptions for equity awards granted:

	Years ended December 31,
	2014	2013	2012
Stock option grants:
Risk-free interest rate	0.11% - 1.31%	0.25% - 1.06%	0.26% - 1.57%
Expected dividend yield	0%	0%	0%
Expected volatility	35% - 43%	40% - 46%	40% - 48%
Expected life	3.0 years	3.2 years	3.3 years
Non-employee stock option grant:
Risk-free interest rate	—	—	0.26%
Expected dividend yield	—	—	0%
Expected volatility	—	—	38% - 41%
Expected life	—	—	1.6 - 2.2 years
Warrant grant:
Risk-free interest rate	—	—	0.95%
Expected dividend yield	—	—	0%
Expected volatility	—	—	46%
Expected life	—	—	5.6 years

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

As of December 31, 2014, total unrecognized stock-based compensation expense related to unvested stock awards is as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$4,058	1.5
RSUs	5,297	1.3
Total	$9,355	1.4

Note 11: Segment Information

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

The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, and impairment of goodwill and intangible assets to the reportable segments. Such amounts are reflected in the table under the heading "Corporate-level activity." In addition, the Company does not allocate other loss, net and income taxes to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenues:
Search and Content	$326,270	$428,464	$344,814
Tax Preparation	103,719	91,213	62,105
E-Commerce	150,731	54,303	—
Total revenues	580,720	573,980	406,919
Operating income (loss):
Search and Content	55,812	82,504	62,185
Tax Preparation	49,696	40,599	30,052
E-Commerce	12,043	4,967	—
Corporate-level activity	(125,992)	(53,621)	(48,032)
Total operating income (loss)	(8,441)	74,449	44,205
Other loss, net	(14,766)	(29,623)	(6,677)
Income tax expense	(12,340)	(20,427)	(15,002)
Net income (loss)	$(35,547)	$24,399	$22,526

"Corporate-level activity" in 2014 included impairment of goodwill and intangible assets, as discussed further in "Note 4: Goodwill and Other Intangible Assets."

Note 12: Other Loss, Net

"Other loss, net" consisted of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Interest income	$(352)	$(300)	$(131)
Interest expense (see Note 7)	11,202	9,463	3,522
Amortization of debt issuance costs (see Note 7)	1,143	1,108	820
Accretion of debt discounts (see Note 7)	3,691	2,838	325
Loss on debt extinguishment and modification expense (see Note 7)	—	1,593	—
Loss on derivative instrument (see Notes 2 and 9)	—	11,652	2,346
Impairment of equity investment in privately-held company	—	3,711	—
Decrease in pre-acquisition liability (see Note 3)	(665)	—	—
Decrease in fair value of earn-out contingent liability	(15)	(300)	—
Other	(238)	(142)	(205)
Other loss, net	$14,766	$29,623	$6,677

In 2013, in connection with the Company’s review of its equity method investments for other-than-temporary impairment, the Company determined that its equity investment in a privately-held company had experienced an other-than-temporary decline in value, due to recurring losses from operations, significant personnel reductions, and a change in the underlying business model. Accordingly, the Company wrote down the $3.7 million carrying value of the investment to zero, resulting in a loss.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

Note 13: Income Taxes

Income tax expense consisted of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
U.S. federal	$23,921	$30,452	$23,303
State	2,086	642	437
Total current expense	26,007	31,094	23,740
Deferred:
U.S. federal	(12,621)	(10,430)	(8,234)
State	(1,046)	(237)	(504)
Total deferred benefit	(13,667)	(10,667)	(8,738)
Income tax expense, net	$12,340	$20,427	$15,002

Income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Income tax expense (benefit) at federal statutory rate of 35%	$(8,122)	$15,689	$13,135
State income taxes, net of federal benefit	657	320	(89)
Non-deductible compensation	569	221	1,621
Deductible domestic manufacturing costs	(1,080)	(949)	(804)
Non-deductible impairment of goodwill (see Note 4)	20,789	—	—
Non-deductible loss on derivative instrument (the Warrant, see Note 9)	—	4,078	821
Change in liabilities for uncertain tax positions	(72)	(201)	(75)
Change in valuation allowance on unrealized capital losses	(117)	1,108	—
Other	(284)	161	393
Income tax expense, net	$12,340	$20,427	$15,002

As discussed further in "Note 4: Goodwill and Other Intangible Assets," the Company recorded an impairment of goodwill in 2014.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Current:
Net operating loss carryforwards	$19,964	$34,167
Accrued compensation	1,318	1,605
Deferred revenue	2,594	2,385
Inventory	1,462	800
Other, net	2,149	1,903
Total current deferred tax assets	27,487	40,860
Non-current:
Net operating loss carryforwards	179,671	190,974
Tax credit carryforwards	10,370	9,259
Depreciation and amortization	6,388	7,696
Stock-based compensation	5,941	5,318
Other, net	4,977	4,204
Total non-current deferred tax assets	207,347	217,451
Total gross deferred tax assets	234,834	258,311
Valuation allowance	(211,865)	(235,730)
Deferred tax assets, net of valuation allowance	22,969	22,581
Deferred tax liabilities:
Current:
Other, net	(133)	(253)
Total current deferred tax liabilities	(133)	(253)
Non-current:
Depreciation and amortization	(57,158)	(68,888)
Discount on Notes	(5,816)	(6,977)
Other, net	—	(5)
Total non-current deferred tax liabilities	(62,974)	(75,870)
Total gross deferred tax liabilities	(63,107)	(76,123)
Net deferred tax liabilities	$(40,138)	$(53,542)

At December 31, 2014, the Company evaluated the need for a valuation allowance for certain deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company does not forecast capital gains and, therefore, maintains a valuation allowance against its capital loss deferred tax assets. The Company has deferred tax assets related to net operating losses that arose from excess tax benefits for stock-based compensation and minimum tax credits that arose from the corresponding alternative minimum tax paid for those excess tax benefits. The Company must apply a valuation allowance against these equity-based deferred tax assets until the Company utilizes the deferred tax assets to reduce taxes payable. Accordingly, the Company does not consider these deferred tax assets when evaluating changes in the valuation allowance.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Years ended December 31,
	2014	2013
Balance at beginning of year	$235,730	$262,353
Net changes to deferred tax assets, subject to a valuation allowance	(23,865)	(26,623)
Balance at end of year	$211,865	$235,730

For the years ended December 31, 2014 and 2013, the valuation allowance increased approximately $0.3 million and $1.1 million, respectively, for changes in unrealized capital loss deferred tax assets. For the years ended December 31, 2014 and 2013, the remaining decrease in the valuation allowance pertained to utilization of equity-based deferred tax assets used to reduce taxes payable in the amounts of $24.1 million and $27.7 million, respectively.  As of December 31, 2014, $209.0 million of the valuation allowance pertained to equity-based deferred tax assets. The consolidated balance sheets reflect an increase in equity upon the release of this valuation allowance.  Accordingly, income tax expense does not reflect a benefit for the release of the valuation allowance.

As of December 31, 2014, the Company’s U.S. federal and state net operating loss carryforwards for income tax purposes were $570.4 million and $24.5 million, respectively, which primarily related to excess tax benefits for stock-based compensation. When the net operating loss carryforwards related to stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the consolidated balance sheets rather than on the consolidated statements of comprehensive income. If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2031, with the majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

Balance as of December 31, 2011	$18,267
Gross increases for tax positions of prior years	1,208
Gross decreases for tax positions of prior years	(216)
Lapse of statute of limitations	(171)
Balance as of December 31, 2012	19,088
Gross increases for tax positions of prior years	219
Gross decreases for tax positions of prior years	(101)
Settlements	(562)
Lapse of statute of limitations	(107)
Balance as of December 31, 2013	18,537
Gross increases for tax positions of prior years	126
Gross decreases for tax positions of prior years	(199)
Settlements	(61)
Lapse of statute of limitations	—
Balance as of December 31, 2014	$18,403

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $0.5 million and $0.6 million as of December 31, 2014 and 2013, respectively. The remaining $17.9 million as of December 31, 2014 and 2013, if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In previous years, the Company also filed in various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013, and 2012

following the year in which they are fully utilized. As of December 31, 2014, no significant adjustments have been proposed relative to the Company’s tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2014, 2013, and 2012, the Company recognized less than $0.1 million of interest and penalties related to uncertain tax positions upon expiration of the statute of limitations on assessments. The Company had approximately $0.3 million accrued for the payment of interest and penalties as of December 31, 2014 and 2013.

Note 14:  Net Income (Loss) Per Share

"Basic net income (loss) per share" is computed using the weighted average number of common shares outstanding during the period. "Diluted net income (loss) per share" is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, exercise of the Warrant (for 2013 and 2012), and conversion or maturity of the Notes. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.

Weighted average shares were as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Weighted average common shares outstanding, basic	41,396	41,201	40,279
Dilutive potential common shares	—	2,279	1,393
Weighted average common shares outstanding, diluted	41,396	43,480	41,672
Shares excluded	5,468	381	1,172

Shares excluded primarily related to shares excluded due to the antidilutive effect of a net loss (in 2014), stock options with an exercise price greater than the average price during the applicable periods, and awards with performance conditions not completed during the applicable periods.

As more fully discussed in "Note 9: Stockholders’ Equity," on November 21, 2013, the Warrant was exercised and 1.0 million shares of the Company’s common stock were issued accordingly. The weighted average of these shares was included in "Weighted average common shares outstanding, basic" starting in November 2013. Prior to that, the weighted average of the incremental common shares issuable upon the exercise of the Warrant were included in the dilutive potential common shares.

As more fully discussed in "Note 7: Debt," in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price for the reporting period exceeds the conversion price of the Notes, which occurred only in the fourth quarter of 2013.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 and its report is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Blucora, Inc.

We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Blucora, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Blucora, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blucora, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Blucora, Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington
February 26, 2015

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

ITEM 10. Directors, Executive Officers and Corporate Governance

Certain information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading "Information Regarding the Board Of Directors and Committees."

Certain information regarding our executive officers required by this Item is incorporated by reference to our Proxy Statement under the heading "Information Regarding Executive Officers."

Other information concerning our officers and directors required by this Item is incorporated by reference to our Proxy Statement under the heading "Beneficial Ownership."

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," and "Compensation of Named Executive Officers."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Beneficial Ownership" and "Equity Compensation Plans."

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Information Regarding the Board of Directors" and "Audit Committee Report."

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Audit Committee Report."

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

See Item 15(a) above.

(c)   Financial Statements and Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ William J. Ruckelshaus
William J. Ruckelshaus President and Chief Executive Officer

Date:	February 26, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric M. Emans and Nathan W. Garnett, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ William J. Ruckelshaus	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2015
William J. Ruckelshaus

/s/ Eric M. Emans	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
Eric M. Emans

/s/ John E. Cunningham, IV	Chairman and Director	February 26, 2015
John E. Cunningham, IV

/s/ David H. S. Chung	Director	February 26, 2015
David H. S. Chung

/s/ Lance G. Dunn	Director	February 26, 2015
Lance G. Dunn

/s/ Steven W. Hooper	Director	February 26, 2015
Steven W. Hooper

/s/ Elizabeth J. Huebner	Director	February 26, 2015
Elizabeth J. Huebner

/s/ Andrew M. Snyder	Director	February 26, 2015
Andrew M. Snyder

/s/ Christopher W. Walters	Director	February 26, 2015
Christopher W. Walters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement between Blucora, Inc., Monoprice, Inc., and the Shareholders, dated as of July 31, 2013	8-K	August 1, 2013	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1
3.2	Amended and Restated Bylaws of Blucora, Inc., dated August 8, 2013	8-K	August 14, 2013	3.1
4.1	Indenture dated as of March 15, 2013 by and between Blucora, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 15, 2013	4.1
4.2	Form of 4.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	March 15, 2013	4.2
10.1*	1998 Employee Stock Purchase Plan	S-1 (No. 333-62323), as amended	August 27, 1998	10.3
10.2*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.3*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.5
10.4*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.6
10.5*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.8
10.6*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.9
10.7	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012	10-Q	November 1, 2012	10.2
10.8	First Amendment to Office Lease between Blucora, Inc. and Plaza Center Property LLC dated November 5, 2013	10-K	February 27, 2014	10.8
10.9	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa	10-K	March 9, 2012	10.13
10.10	Amendment to Lease Agreement by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa, dated March 14, 2013	10-Q	May 2, 2013	10.5
10.11*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	April 13, 2011	10.1
10.12*	Blucora 2014 Executive Bonus Plan	8-K	February 12, 2014	10.1
10.13*	Blucora 2015 Executive Bonus Plan	8-K	February 25, 2014	10.1
10.14*	Amended and Restated Employment Agreement, amended and restated effective as of January 6, 2015, between Company and Eric M. Emans	8-K	January 22, 2015	10.1

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.15*	Employment Agreement dated between Blucora, Inc., Monoprice, Inc., and Bernard Luthi dated July 14, 2014	10-Q	November 5, 2014	10.1
10.16*	Employment Agreement between Blucora, Inc. and Nathan Garnett dated September 7, 2014	10-Q	November 5, 2014	10.2
10.17*	Employment Agreement between Blucora, Inc. and Mark Finkelstein, dated September 30, 2014	10-Q	November 5, 2014	10.3
10.18*	Employment Agreement between Blucora, Inc., InfoSpace LLC, and Peter Mansour, dated October 6, 2014	10-Q	November 5, 2014	10.4
10.19*	Amended and Restated Employment Agreement between William J. Ruckelshaus and Company December 31, 2012	10-K	March 8, 2013	10.19
10.20*	Employment Agreement between JoAnn Kintzel, TaxACT, Inc., and Company dated January 31, 2015	8-K	February 4, 2015	10.10
10.21*	Employment Agreement, effective as of May 3, 2012, between the Company and George Allen	10-Q	August 1, 2012	10.1
10.22†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated April 1, 2014	8-K/A	August 27, 2014	10.1
10.23†	Amendment Number One to Amended and Restated Google Inc. Services Agreement between Infospace LLC and Google, Inc. dated April 1, 2014	10-Q	August 7, 2014	10.1
10.24†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement between Infospace LLC and Google, Inc. dated October 1, 2014				X
10.25†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC	10-Q/A	August 30, 2011	10.2
10.26	Amendment No. 1 to the Yahoo Publisher Network Contract #1-23975446 dated January 14, 2013	10-K	March 8, 2013	10.1
10.27	Securities Purchase Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.1
10.28	Stockholder Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.3
10.29	Credit Agreement among TaxACT, Inc., as Borrower, TaxACT Holdings, Inc., as a Guarantor, and Wells Fargo Bank, N.A., as administrative agent and a lender, BMO Harris Bank, N.A., Silicon Valley Bank, Bank of America, N.A., and RBS Citizens, N.A., each as lenders, dated August 30, 2013	8-K	September 6, 2013	10.1
10.30	Credit Agreement among Monoprice, Inc., as Borrower, Monoprice Holdings, Inc., as a Guarantor, and Bank of Montreal, as administrative agent and a lender, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated November 22, 2013	8-K	November 27, 2013	10.1
10.31
First Amendment to Credit Agreement among Monoprice, Inc., as Borrower, Monoprice Holdings, Inc., as a Guarantor, and Bank of Montreal, as administrative agent and a lender, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated December 9, 2014
					X
10.32	Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated June 2, 2009	10-Q	November 5, 2013	10.3

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.33	First Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated August 25, 2009	10-Q	November 5, 2013	10.4
10.34	Second Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated September 23, 2009	10-Q	November 5, 2013	10.5
10.35	Third Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated October 16, 2009	10-Q	November 5, 2013	10.6
10.36	Fourth Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated November 20, 2014				X
10.37*	Nonemployee Director Compensation Policy, effective as of January 1, 2014	10-K	February 27, 2014	10.42
14.1	Code of Business Conduct and Ethics, as amended on August 14, 2014	8-K	August 15, 2014	14.1
21.1	Subsidiaries of the registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
					X

*    Indicates a management contract or compensatory plan or arrangement.
†    Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits to this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.