Form 10-Q
period 2015-03-31
BLUCORA, INC.
filed 2015-04-30
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 23, 2015
Common Stock, Par Value $0.0001	40,910,551

BLUCORA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$61,854	$46,444
Available-for-sale investments	249,586	254,854
Accounts receivable, net of allowance of $101 and $67	32,522	30,988
Other receivables	1,404	3,295
Inventories	34,015	29,246
Prepaid expenses and other current assets, net	10,896	13,477
Total current assets	390,277	378,304
Property and equipment, net	16,011	15,942
Goodwill, net	304,658	304,658
Other intangible assets, net	161,635	168,919
Other long-term assets	4,525	4,891
Total assets	$877,106	$872,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,432	$37,755
Accrued expenses and other current liabilities	27,999	21,505
Deferred revenue	7,096	7,884
Short-term portion of long-term debt, net	—	7,914
Total current liabilities	75,527	75,058
Long-term liabilities:
Long-term debt, net	54,940	85,835
Convertible senior notes, net	186,117	185,177
Deferred tax liability, net	26,624	42,963
Deferred revenue	2,844	1,915
Other long-term liabilities	3,258	2,741
Total long-term liabilities	273,783	318,631
Total liabilities	349,310	393,689
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
40,851 and 40,882	4	4
Additional paid-in capital	1,493,361	1,467,658
Accumulated deficit	(964,424)	(987,524)
Accumulated other comprehensive loss	(1,145)	(1,113)
Total stockholders’ equity	527,796	479,025
Total liabilities and stockholders’ equity	$877,106	$872,714
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenues:
Services revenue	$139,814	$179,044
Product revenue, net	35,012	37,139
Total revenues	174,826	216,183
Operating expenses:
Cost of revenues:
Services cost of revenue	34,941	71,293
Product cost of revenue	24,100	25,029
Total cost of revenues	59,041	96,322
Engineering and technology	5,217	4,135
Sales and marketing	54,196	55,836
General and administrative	10,409	8,632
Depreciation	1,138	1,058
Amortization of intangible assets	6,118	5,584
Total operating expenses	136,119	171,567
Operating income	38,707	44,616
Other loss, net	(3,726)	(4,069)
Income before income taxes	34,981	40,547
Income tax expense	(11,881)	(14,560)
Net income	$23,100	$25,987
Net income per share:
Basic	$0.56	$0.62
Diluted	$0.55	$0.58
Weighted average shares outstanding:
Basic	40,987	42,162
Diluted	41,899	44,521
Other comprehensive income (loss):
Net income	$23,100	$25,987
Unrealized gain (loss) on available-for-sale investments, net of tax	(73)	14
Reclassification adjustment for realized loss on available-for-sale investments, net of tax, included in net income	41	—
Other comprehensive income (loss)	(32)	14
Comprehensive income	$23,068	$26,001
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net income	$23,100	$25,987
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,699	3,408
Depreciation and amortization of intangible assets	9,442	8,864
Excess tax benefits from stock-based award activity	(25,861)	(22,743)
Deferred income taxes	(17,461)	(10,423)
Amortization of premium on investments, net	483	1,085
Amortization of debt issuance costs	348	281
Accretion of debt discounts	1,131	906
Other	107	39
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(1,575)	1,017
Other receivables	1,891	3,695
Inventories	(4,769)	(687)
Prepaid expenses and other current assets	3,454	347
Other long-term assets	24	75
Accounts payable	2,677	(5,267)
Deferred revenue	141	199
Accrued expenses and other current and long-term liabilities	32,358	19,812
Net cash provided by operating activities	28,189	26,595
Investing Activities:
Purchases of property and equipment	(1,002)	(1,247)
Purchases of intangible assets	(696)	—
Proceeds from sales of investments	3,304	12,272
Proceeds from maturities of investments	68,243	68,923
Purchases of investments	(66,833)	(72,415)
Net cash provided by investing activities	3,016	7,533
Financing Activities:
Proceeds from credit facilities	18,000	4,000
Repayment of credit facilities	(57,000)	(48,000)
Stock repurchases	(4,445)	—
Excess tax benefits from stock-based award activity	25,861	22,743
Proceeds from stock option exercises	1,616	86
Proceeds from issuance of stock through employee stock purchase plan	608	665
Tax payments from shares withheld upon vesting of restricted stock units	(435)	(1,091)
Net cash used by financing activities	(15,795)	(21,597)
Net increase in cash and cash equivalents	15,410	12,531
Cash and cash equivalents, beginning of period	46,444	130,225
Cash and cash equivalents, end of period	$61,854	$142,756
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$515	$120
Cash paid for:
Income taxes	$782	$575
Interest	$612	$876
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
Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, acquisition accounting, valuation of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, the estimated allowance for obsolete, slow moving, and nonsalable inventory, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.
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
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of results for a full year.
Short-term investments: The Company principally invests its available cash in fixed income debt and marketable equity securities. Fixed income debt securities include investment-grade income securities, AAA-rated money market funds, and insured time deposits with commercial banks. Equity securities include common stock in a publicly-traded company. Such investments are included in “Cash and cash equivalents” and “Available-for-sale investments” on the consolidated balance sheets and reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss” on the consolidated balance sheets. Amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
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
Business combinations and intangible assets including goodwill: The Company accounts for business combinations using the acquisition method, and, accordingly, the identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Fair value of financial instruments: The Company measures its cash equivalents and available-for-sale investments at fair value. The Company considers the carrying values of accounts receivable, other receivables, inventories, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
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
Supplier concentration risk: During the three months ended March 31, 2015 and 2014, Monoprice inventory purchases from two key unrelated vendors accounted for 16% and 19% of Monoprice’s total inventory purchases, respectively.
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
Note 4: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment as of March 31, 2015 and December 31, 2014, the balances of which did not change from period to period (in thousands):

	Search and Content	Tax Preparation	E-Commerce	Total
Goodwill, net	$59,912	$188,541	$56,205	$304,658
Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$132,500	$(55,658)	$76,842	$132,500	$(50,075)	$82,425
Technology	44,805	(37,591)	7,214	44,805	(35,649)	9,156
Content	18,200	(1,516)	16,684	18,200	(1,061)	17,139
Other	6,667	(6,667)	—	6,667	(6,667)	—
Total definite-lived intangible assets	202,172	(101,432)	100,740	202,172	(93,452)	108,720
Indefinite-lived intangible assets:
Trade names	60,199	—	60,199	60,199	—	60,199
Internet domain names	696	—	696	—	—	—
Total indefinite-lived intangible assets	60,895	—	60,895	60,199	—	60,199
Total	$263,067	$(101,432)	$161,635	$262,371	$(93,452)	$168,919
Amortization expense was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Statement of comprehensive income line item:
Services cost of revenue	$1,862	$1,885
Amortization of intangible assets	6,118	5,584
Total	$7,980	$7,469

Expected amortization of definite-lived intangible assets held as of March 31, 2015 is presented in the table below (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Services cost of revenue	$5,588	$621	$—	$—	$—	$—	$6,209
Amortization of intangible assets	15,762	17,206	17,155	16,970	16,838	10,600	94,531
Total	$21,350	$17,827	$17,155	$16,970	$16,838	$10,600	$100,740
The weighted average amortization periods for definite-lived intangible assets are as follows: 57 months for customer relationships, 14 months for technology, 110 months for content, and 63 months for total definite-lived intangible assets.
Note 5: Fair Value Measurements
The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2015	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$2,954	$—	$2,954	$—
Commercial paper	6,000	—	6,000	—
Time deposits	250	—	250	—
Taxable municipal bonds	505	—	505	—
Total cash equivalents	9,709	—	9,709	—
Available-for-sale investments:
Debt securities:
U.S. government securities	110,030	—	110,030	—
International government securities	5,257	—	5,257	—
Commercial paper	20,387	—	20,387	—
Time deposits	28,272	—	28,272	—
Taxable municipal bonds	82,851	—	82,851	—
Total debt securities	246,797	—	246,797	—
Equity securities	2,789	2,789	—	—
Total available-for-sale investments	249,586	2,789	246,797	—
Total assets at fair value	$259,295	$2,789	$256,506	$—

		Fair value measurements at the reporting date using
	December 31, 2014	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$8,490	$—	$8,490	$—
Time deposits	1,242	—	1,242	—
Taxable municipal bonds	4,754	—	4,754	—
Total cash equivalents	14,486	—	14,486	—
Available-for-sale investments:
Debt securities:
U.S. government securities	100,818	—	100,818	—
International government securities	6,560	—	6,560	—
Commercial paper	24,589	—	24,589	—
Time deposits	30,759	—	30,759	—
Corporate bonds	1,528	—	1,528	—
Taxable municipal bonds	87,366	—	87,366	—
Total debt securities	251,620	—	251,620	—
Equity securities	3,234	3,234	—	—
Total available-for-sale investments	254,854	3,234	251,620	—
Total assets at fair value	$269,340	$3,234	$266,106	$—
The Company also had financial instruments that were not measured at fair value. See “Note 6: Debt” for details.
The contractual maturities of the debt securities classified as available-for-sale at March 31, 2015 and December 31, 2014 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance at March 31, 2015
Debt securities	$246,782	$38	$(23)	$246,797
Equity securities	3,944	—	(1,155)	2,789
Total	$250,726	$38	$(1,178)	$249,586
Balance at December 31, 2014
Debt securities	$251,673	$16	$(69)	$251,620
Equity securities	4,312	—	(1,078)	3,234
Total	$255,985	$16	$(1,147)	$254,854
As of March 31, 2015 and December 31, 2014, the Company's equity securities, which consist of a single holding in a publicly-traded company, were in an unrealized loss position for less than 12 months. The Company has determined that such position was temporary.

Note 6: Debt
The Company’s debt consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$28,000	$—	$28,000	$42,000	$(191)	$41,809
TaxACT 2013 credit facility	26,940	—	26,940	51,940	—	51,940
Convertible Senior Notes	201,250	(15,133)	186,117	201,250	(16,073)	185,177
Total debt	$256,190	$(15,133)	$241,057	$295,190	$(16,264)	$278,926
Monoprice 2013 credit facility: On November 22, 2013, Monoprice entered into an agreement with a syndicate of lenders for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The credit facility consists of a $30.0 million revolving credit loan—which includes up to $5.0 million under a letter of credit and up to $5.0 million in swingline loans—and, until repaid in full in 2015 as discussed below, consisted of a $40.0 million term loan. The final maturity date of the credit facility is November 22, 2018. Monoprice’s obligations under the credit facility are guaranteed by Monoprice Holdings, Inc. and are secured by the assets of the Monoprice business.
Monoprice initially borrowed $50.0 million under the credit facility, which was used to pay a dividend to Blucora and to pay certain expenses and fees related to the credit facility. Monoprice had net repayment activity of $14.0 million and $8.0 million on the credit facility in 2015 and 2014, respectively. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). In accordance with this provision, Monoprice repaid the term loan in full, which was included in the net repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of March 31, 2015, Monoprice was in compliance with all of the financial and operating covenants. As of March 31, 2015, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
TaxACT initially borrowed approximately $71.4 million under the 2013 credit facility. TaxACT had net repayment activity of $25.0 million and $19.4 million in 2015 and 2014, respectively. TaxACT has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, and payable as of the end of each interest period. In each case, the applicable margin within the range depends upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of March 31, 2015, the Company was in compliance with all of the financial and operating covenants. As of March 31, 2015, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of March 31, 2015, the Notes were not convertible.

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
The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended March 31,
	2015	2014
Contractual interest expense (Cash)	$2,138	$2,138
Amortization of debt issuance costs (Non-cash)	241	224
Accretion of debt discount (Non-cash)	940	874
Total interest expense	$3,319	$3,236
Effective interest rate of the liability component	7.32%	7.32%
The fair value of the principal amount of the Notes as of March 31, 2015 was $189.5 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Note 7: Commitments and Contingencies
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in “Note 8: Commitments and Contingencies” in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

On March 5, 2015, Remigius Shatas filed a shareholder derivative action against Andrew Snyder, a director of the Company, certain companies affiliated with Mr. Snyder, as well as nominal defendant Blucora, in the Superior Court of the State of Washington in and for King County.  Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company.  Instead, the plaintiff alleges improper use of inside information in certain sales of the Company's common stock and seeks to recover profits resulting from those allegedly improper sales. On March 25, 2015, the Company moved to dismiss the Complaint based on the plaintiffs’ failure to file this matter in the proper court, and the decision on this motion is pending.  The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated throughout the pendency of this action to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.

Note 8: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units (“RSUs”), and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended March 31,
	2015	2014
Cost of revenues	$49	$159
Engineering and technology	292	429
Sales and marketing	430	919
General and administrative	1,928	1,901
Total	$2,699	$3,408
Excluded and capitalized as part of internal-use software	$16	$31
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Stock options exercised	171	8
RSUs vested	58	76
Shares purchased pursuant to ESPP	52	36
Total	281	120
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the three months ended March 31, 2015, the Company purchased 0.3 million shares in open-market transactions at a total cost of approximately $4.4 million and an average price of $14.21 per share, exclusive of purchase and administrative costs. There was no repurchase activity during the three months ended March 31, 2014. As of March 31, 2015, the Company may repurchase an additional $32.0 million, which also takes into consideration share repurchases during 2013 and 2014 of $48.6 million, of its common stock under the repurchase program.
Note 9: Segment Information
The Company has three reportable segments. The Search and Content segment (formerly known as the Search segment) is the InfoSpace business, which now includes HSW, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended March 31,
	2015	2014
Revenues:
Search and Content	$58,746	$106,765
Tax Preparation	81,068	72,279
E-Commerce	35,012	37,139
Total revenues	174,826	216,183
Operating income:
Search and Content	8,398	19,230
Tax Preparation	44,145	37,402
E-Commerce	2,562	3,478
Corporate-level activity	(16,398)	(15,494)
Total operating income	38,707	44,616
Other loss, net	(3,726)	(4,069)
Income tax expense	(11,881)	(14,560)
Net income	$23,100	$25,987
Note 10: Net Income Per Share
“Basic net income per share” is computed using the weighted average number of common shares outstanding during the period. “Diluted net income per share” is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, and conversion or maturity of the Notes. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.
Weighted average shares were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Weighted average common shares outstanding, basic	40,987	42,162
Dilutive potential common shares	912	2,359
Weighted average common shares outstanding, diluted	41,899	44,521
Shares excluded	2,735	739
Shares excluded primarily related to stock options with an exercise price greater than the average price during the applicable periods and awards with performance conditions not completed during the applicable periods.
As more fully discussed in “Note 6: Debt,” in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur during the three months ended March 31, 2015 and 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "plan," "may," "should," "will," "would," and similar expressions. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations, businesses, or assets; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.
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
Overview
Blucora (the “Company”, “Blucora”, or “we”) operates a portfolio of internet businesses: an internet Search and Content business, an online Tax Preparation business, and an E-Commerce business. The Search and Content business, InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. The Tax Preparation business consists of the operations of TaxACT and provides online tax preparation service for individuals, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice and sells self-branded electronics and accessories to both consumers and businesses.
Our Businesses
Search and Content
Our Search and Content segment (formerly known as our Search segment), InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. These search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users, predominantly from desktop and laptop computers. In addition to these algorithmic search results, paid listings generally are displayed in response to search queries. Search services provided through our owned and operated properties include services through websites such as Dogpile.com, WebCrawler.com, HowStuffWorks.com (acquired May 30, 2014, see below), and third party web pages that we operate. Search services provided to our distribution partners include services to a network of approximately 100 distribution partners through the web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner.
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
We derive a significant portion of our revenue from Google, and we expect this concentration to continue in the foreseeable future. For the three months ended March 31, 2015, Search and Content revenue from Google accounted for approximately 73% of our Search and Content segment revenue and 24% of our total revenue. For further discussion of this concentration risk, see the paragraph in our Risk Factors (Part II Item 1A of this report) under the heading "Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google or any other significant Search Customer would harm our business and financial results."

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
E-Commerce
Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through reseller and marketplace agreements. Monoprice has built a well-respected brand by delivering products with quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. The Monoprice website showcases 14 product categories and over 7,300 individual products. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.
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

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Percentage Change
Services revenue	$139,814	$179,044	(22)%
Product revenue, net	35,012	37,139	(6)%
Total revenues	$174,826	$216,183	(19)%
Operating income	$38,707	$44,616	(13)%
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Total revenues decreased approximately $41.4 million due to decreases of $48.0 million in revenue related to our Search and Content business and $2.1 million in product revenue from the E-Commerce business, offset by an increase of $8.8 million in revenue related to our Tax Preparation business.
Operating income decreased approximately $5.9 million, consisting of the $41.4 million decrease in revenue and offset by a $35.4 million decrease in operating expenses. Key changes in operating expenses were:

•
$37.2 million decrease in the Search and Content segment’s operating expenses, primarily as a result of lower revenue share owed to our distribution partners resulting from the decrease in Search and Content distribution revenue, decreased content costs, and lower spending on our online marketing, offset by higher personnel expenses due to increased headcount.

•
$2.0 million increase in the Tax Preparation segment’s operating expenses, primarily due to increased spending on marketing campaigns for the current tax season and higher personnel expenses due to increased headcount.

•	$1.2 million decrease in the E-Commerce segment's operating expenses, primarily due to lower E-Commerce product cost of revenue resulting from the decrease in product revenue.

•
$0.9 million increase in corporate-level expense activity, primarily as a result of amortization expense associated with the acquisition of HSW and higher personnel expenses due to increased headcount to support operations, offset by lower stock-based compensation primarily related to a lower number of awards outstanding in the quarter ended March 31, 2015 as compared to March 31, 2014, mainly due to the timing of personnel changes.

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

Search and Content

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Percentage Change
Revenue	$58,746	$106,765	(45)%
Operating income	$8,398	$19,230	(56)%
Segment margin	14%	18%
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
The following table presents our Search and Content revenue by source and as a percentage of total Search and Content revenue:

(In thousands, except percentages)	Three months ended March 31,
	2015	Percentage of Revenue	2014	Percentage of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$38,871	66%	$83,636	78%
Revenue from new distribution partners (launched during the then-current year)	28	—	129	—
Revenue from distribution partners	38,899	66%	83,765	78%
Revenue from owned and operated properties	19,847	34%	23,000	22%
Total Search and Content revenue	$58,746		$106,765
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Search and Content revenue decreased approximately $48.0 million, or 45%. Revenue from distribution partners decreased $44.9 million, or 54%, driven by decreases of $44.8 million in revenue from existing partners and $0.1 million in revenue from new partners (both defined in table above). We generated 31% and 36% of our Search and Content revenue through our top five distribution partners in the three months ended March 31, 2015 and 2014, respectively. The web properties of our top five distribution partners for the three months ended March 31, 2015 generated 23% of our Search and Content revenue in the three months ended March 31, 2014.
The decrease in distribution revenue was driven by previously disclosed factors that impacted the sequential quarterly revenue declines in 2014 and included the removal of advertisements for our mobile search services as a result of our April 2014 agreement with Google, a technology change, loss of certain distribution partner traffic due to increased competition, difficulty in adding new distribution partners, changes in interpretation and enforcement of our Search Customers' policies and requirements, and our own compliance efforts. See further discussion of such factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue generated by our owned and operated properties (which includes HSW) decreased $3.2 million, or 14%, primarily due to lower returns on online marketing. This decrease was offset partially by the revenue contribution from HSW. The lower returns on online marketing were attributable to our inability to consistently and profitably scale online marketing expenditures due to decreases in the revenue earned for this traffic without corresponding decreases in the cost to acquire traffic, which we believe relates to volatility with respect to the quality scores that are applied by our Search Customers to certain of our sites. We have limited visibility into the factors impacting these scores or how these scores impact revenue and cost, since these elements are proprietary to our Search Customers. To the extent that we experience continued volatility in quality scores, we could be challenged going forward in our ability to increase marketing expenditures while maintaining our desired rate of return. Additionally, as it relates to our owned and operated websites where we derive revenue through online marketing, changes by our Search Customers in online marketing requirements and policies could limit or materially impact our ability to generate revenue.
Search and Content operating income decreased approximately $10.8 million, consisting of the $48.0 million decrease in revenue, offset by a decrease of $37.2 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $36.4 million, or 55%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share owed to our distribution partners and decreased content costs, and a $2.2 million decrease in spending on our online marketing, offset by increased personnel expenses due to higher headcount primarily as a result of the HSW acquisition. Segment margin decreased primarily due to increased personnel expenses and flat non-personnel operating expenses on declining revenues, as well as a lower return on our online marketing expenditures.
As noted above and as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have experienced factors that have caused significant volatility in the Search and Content business. These factors have caused quarterly sequential revenue declines in 2014 and have continued into the quarter ended March 31, 2015. These factors will continue to impact us in 2015, and we expect a quarterly sequential revenue decline for the second quarter of 2015. As previously disclosed, we have taken steps to redeploy resources toward product and service diversification initiatives that we believe will better align with our Search Customers' preferences and, in the long term, should stabilize quarterly sequential results and lead to future growth. Although we are targeting stabilization in the second half of 2015, the early stage of our diversification initiatives and the continued pressure on our existing revenue streams from the factors discussed above mean that uncertainty in our ability to achieve this result exists.
Tax Preparation

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Percentage Change
Revenue	$81,068	$72,279	12%
Operating income	$44,145	$37,402	18%
Segment margin	54%	52%
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
Consumer tax preparation revenue largely is driven by our ability to acquire new users of the service, retain existing users, and upsell users to paid offerings and services. We measure our individual tax preparation customers using the number of accepted federal tax e-filings made through our software and services. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the tax preparation business. E-file metrics for the three months ended March 31 and the tax season, which commenced when the IRS began accepting e-files, were as follows:

(In thousands, except percentages)	Three months ended March 31,			Tax seasons ended April 16,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Online e-files	3,908	4,022	(3)%	5,058	5,067	—
Desktop e-files	179	174	3%	261	246	6%
Sub-total e-files	4,087	4,196	(3)%	5,319	5,313	—
Free File Alliance e-files (1)	127	166	(23)%	172	210	(18)%
Total e-files	4,214	4,362	(3)%	5,491	5,523	(1)%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Tax Preparation revenue increased approximately $8.8 million primarily due to increased sales of ancillary services, mostly related to bank services, as well as growth in revenue earned from online consumer users and sales of our professional tax preparer software. Online consumer revenue grew, despite a slight decrease in e-files, due to growth in average revenue per user, primarily due to normal tax season price increases occurring earlier in this year's season than in prior year. Revenue derived from professional tax preparers also contributed to the increase, with an increase in the number of professional preparer units sold and growth in average revenue per user.
Tax Preparation operating income increased approximately $6.7 million, consisting of the $8.8 million increase in revenue, offset by an increase of $2.0 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing campaigns for the current tax season and an increase in personnel expenses mainly due to higher headcount supporting all functions.
E-Commerce

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Percentage Change
Revenue	$35,012	$37,139	(6)%
Operating income	$2,562	$3,478	(26)%
Segment margin	7%	9%
Monoprice is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouse in Rancho Cucamonga, California. We also sell our products through reseller and marketplace agreements. E-Commerce revenue growth largely is driven by our ability to increase the number of Monoprice.com orders and extend our sales channels. Order numbers represent the number of orders fulfilled directly from our warehouse in Rancho Cucamonga, California and do not include the number of orders fulfilled by our resellers. Order numbers changed as follows:

Three months ended March 31, 2015
Order numbers	(12)%
Three months ended March 31, 2015 compared with three months ended March 31, 2014
E-Commerce revenue decreased approximately $2.1 million, primarily due to the decrease in the number of orders offset by an increase in average order value. The decrease in the number of orders primarily was driven by the impacts of previously disclosed inventory challenges due to port slowdowns, which resulted in certain items being unavailable for customer purchase, as well as mix shifts in sales with a greater percentage of sales through Amazon, our primary reseller, which compressed order counts and also was the primary driver in the average order value increase.
E-Commerce operating income decreased approximately $0.9 million, consisting of the $2.1 million decrease in revenue, offset by a decrease of $1.2 million in operating expenses. The decrease in E-Commerce segment operating expenses primarily was due to the decrease in E-Commerce product cost of revenue, given the decrease in product revenue. Segment margin decreased primarily due to the decrease in E-Commerce revenue, which decreased to a greater degree than the decrease in operating expenses.

Corporate-Level Activity

(In thousands)	Three months ended March 31,
	2015	2014	Change
Operating expenses	$4,257	$3,222	$1,035
Stock-based compensation	2,699	3,408	(709)
Depreciation	1,462	1,395	67
Amortization of intangible assets	7,980	7,469	511
Total corporate-level activity	$16,398	$15,494	$904
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
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Operating expenses included in corporate-level activity increased primarily due to a $0.4 million increase in personnel expenses and an increase in professional services fees. The increase in personnel expenses was due to higher headcount to support operations.
Stock-based compensation decreased primarily due to a lower number of awards outstanding in the quarter ended March 31, 2015 as compared to March 31, 2014, mainly due to the timing of personnel changes.
Depreciation was comparable to the prior period.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the HSW acquisition.
OPERATING EXPENSES
Cost of Revenues

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Change
Services cost of revenue	$34,941	$71,293	$(36,352)
Product cost of revenue	24,100	25,029	(929)
Total cost of revenues	$59,041	$96,322	$(37,281)
Percentage of revenues	34%	45%
We record the cost of revenues for services and products when the related revenue is recognized. Services cost of revenue consists of costs related to our Search and Content and Tax Preparation businesses, which include revenue sharing arrangements with our distribution partners, usage-based content fees, royalties, and amortization of intangibles. It also consists of costs associated with the operation of the data centers that serve our Search and Content and Tax Preparation businesses, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), bandwidth costs, and depreciation. Product cost of revenue consists of costs related to our E-Commerce business, which include product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence.
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $36.4 million, driven by the decrease in revenue generated from distribution partners and the resulting revenue share owed to our distribution partners and decreased content costs.
Product cost of revenue decreased primarily due to the decrease in E-Commerce product revenue.

Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Change
Engineering and technology	$5,217	$4,135	$1,082
Percentage of revenues	3%	2%
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
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Engineering and technology expenses increased primarily due to a $1.0 million increase in personnel expenses mainly due to higher headcount in our Search and Content segment primarily as a result of the HSW acquisition.
Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Change
Sales and marketing	$54,196	$55,836	$(1,640)
Percentage of revenues	31%	26%
Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include television, radio, online, text, email, and sponsorship channels), our owned and operated web search properties (which consist of traffic acquisition, including our online marketing fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel costs) related to our purchasing, customer and technical support, receiving, inspection and warehouse functions, the cost of temporary help and contractors to augment our staffing, and credit card processing fees.
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Sales and marketing expenses decreased primarily due to a net decrease of $1.6 million in marketing expenses, driven by a $2.2 million decrease in marketing expenses in our Search and Content segment from decreased online marketing, offset by increased marketing campaign activity for the current tax season by our Tax Preparation segment.
General and Administrative

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Change
General and administrative	$10,409	$8,632	$1,777
Percentage of revenues	6%	4%
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
Three months ended March 31, 2015 compared with three months ended March 31, 2014
G&A expenses increased primarily due to a $1.1 million increase in personnel expenses and, to a lesser extent, a net increase in professional services fees. The increase in personnel expenses was due to higher headcount to support operations.

Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Three months ended March 31,
	2015	2014	Change
Depreciation	$1,138	$1,058	$80
Amortization of intangible assets	6,118	5,584	534
Total depreciation and amortization of intangible assets	$7,256	$6,642	$614
Percentage of revenues	4%	3%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, heavy equipment, and leasehold improvements not recognized in cost of revenues. Amortization of intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended March 31, 2015 compared with three months ended March 31, 2014
Depreciation was comparable to the prior period.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the HSW acquisition.
Other Loss, Net

(In thousands)	Three months ended March 31,
	2015	2014	Change
Interest income	$(118)	$(108)	$(10)
Interest expense	2,768	3,015	(247)
Amortization of debt issuance costs	348	281	67
Accretion of debt discounts	1,131	906	225
Gain on third party bankruptcy settlement	(476)	—	(476)
Other	73	(25)	98
Other loss, net	$3,726	$4,069	$(343)
Three months ended March 31, 2015 compared with three months ended March 31, 2014
The decrease in interest expense primarily related to lower balances on the TaxACT and Monoprice credit facilities.
The increases in amortization of debt issuance costs and accretion of debt discounts primarily related to the full repayment in March 2015 of the Monoprice 2013 credit facility's term loan, at which point the remaining unamortized debt issuance costs and debt discounts related to the term loan were written off.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Income Taxes
We recorded income tax expense of $11.9 million and $14.6 million in the three months ended March 31, 2015 and 2014, respectively. Income tax expense did not differ significantly from taxes at the statutory rates in either period.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to the impairment of goodwill and intangible assets recorded in the fourth quarter of 2014. We define Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the effects of income taxes, depreciation, amortization of intangible assets, impairment of goodwill and intangible assets, stock-based compensation, and other loss, net (which primarily includes items such as interest income, interest expense, amortization of debt issuance costs, accretion of debt discounts, adjustments to contingent liabilities related to business combinations, and gain on third party bankruptcy settlement).

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

(In thousands)	Three months ended March 31,
	2015	2014
Net income	$23,100	$25,987
Stock-based compensation	2,699	3,408
Depreciation and amortization of intangible assets	9,442	8,864
Other loss, net	3,726	4,069
Income tax expense	11,881	14,560
Adjusted EBITDA	$50,848	$56,888
Three months ended March 31, 2015 compared with three months ended March 31, 2014
The decrease in Adjusted EBITDA was due to decreases in segment operating income of $10.8 million and $0.9 million related to our Search and Content and E-Commerce segments, respectively, offset by an increase in segment operating income of $6.7 million related to growth in our Tax Preparation segment. Also contributing to the decrease in Adjusted EBITDA was a $1.0 million increase in corporate operating expenses not allocated to the segments mainly related to increases in personnel expenses (due to higher headcount to support operations) and professional services fees.
Non-GAAP net income: We define non-GAAP net income differently for this report than we have defined it in the past, due to the impairment of goodwill and intangible assets recorded in the fourth quarter of 2014 and adjustments recorded in other loss, net that resulted from finalizing Monoprice's 2013 federal and state tax returns in the third quarter of 2014. For this report, we define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, impairment of goodwill and intangible assets, accretion of debt discount on the Convertible Senior Notes, changes in non-cash pre-acquisition liabilities, and the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended March 31,
	2015	2014
Net income	$23,100	$25,987
Stock-based compensation	2,699	3,408
Amortization of acquired intangible assets	7,980	7,469
Accretion of debt discount on Convertible Senior Notes	940	874
Cash tax impact of adjustments to GAAP net income	(142)	(54)
Non-cash income tax expense	8,400	12,319
Non-GAAP net income	$42,977	$50,003

Per diluted share:
Net income	$0.55	$0.58
Stock-based compensation	0.07	0.07
Amortization of acquired intangible assets	0.19	0.17
Accretion of debt discount on Convertible Senior Notes	0.02	0.02
Cash tax impact of adjustments to GAAP net income	(0.00)	(0.00)
Non-cash income tax expense	0.20	0.28
Non-GAAP net income per share	$1.03	$1.12
Weighted average shares outstanding used in computing diluted non-GAAP net income per share and its components	41,899	44,521
Three months ended March 31, 2015 compared with three months ended March 31, 2014
The decrease in non-GAAP net income primarily was due to decreases in segment operating income of $10.8 million and $0.9 million related to our Search and Content and E-Commerce segments, respectively, offset by an increase in segment operating income of $6.7 million related to growth in our Tax Preparation segment. Also contributing to the decrease in non-GAAP net income was a $1.0 million increase in corporate operating expenses not allocated to the segments mainly related to increases in personnel expenses (due to higher headcount to support operations) and professional services fees, as well as a $1.3 million increase in cash income tax expense driven by higher state taxes.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of March 31, 2015, we had cash and marketable investments of approximately $311.4 million, consisting of cash and cash equivalents of $61.9 million and available-for-sale investments of $249.6 million. We generally invest our excess cash in high quality marketable investments. These investments include debt securities issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as insured time deposits with commercial banks, money market funds invested in securities issued by agencies of the U.S., and equity securities. A significant portion of our financial instrument investments held at March 31, 2015 had minimal default risk and short-term maturities.
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
On August 30, 2013, TaxACT entered into an agreement to refinance a 2012 credit facility on more favorable terms. The new 2013 credit facility consists of a revolving credit commitment that reduced to $90.0 million on August 30, 2014 and will reduce to $80.0 million on August 30, 2015 and $70.0 million on August 30, 2016. The final maturity date of the 2013 credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The 2013 credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of March 31, 2015. TaxACT initially borrowed approximately $71.4 million under the 2013 credit facility. TaxACT had net repayment activity of $25.0 million and $19.4 million in 2015 and 2014, respectively. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On November 22, 2013, Monoprice entered into a credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The credit facility consists of a $30.0 million revolving credit loan and, until repaid in full in 2015 as discussed below, consisted of a $40.0 million term loan for an initial aggregate $70.0 million credit facility. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of March 31, 2015. Monoprice initially borrowed $50.0 million under the credit facility, receiving net proceeds of approximately $49.3 million. Monoprice had net repayment activity of $14.0 million and $8.0 million in 2015 and 2014, respectively. The 2015 net repayment activity included the full repayment of the credit facility's term loan, although amounts remain outstanding under the revolving credit loan. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
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
Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. During the three months ended March 31, 2015, we purchased 0.3 million shares in open-market transactions at a total cost of approximately $4.4 million and an average price of $14.21 per share, exclusive of purchase and administrative costs. There was no repurchase activity during the three months ended March 31, 2014. As of March 31, 2015, we may repurchase an additional $32.0 million, which also takes into consideration share repurchases during 2013 and 2014 of $48.6 million, of our common stock under the repurchase program. For further detail, see “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
Contractual Obligations and Commitments
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in “Note 8: Commitments and Contingencies” in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$28,189	$26,595
Net cash provided by investing activities	3,016	7,533
Net cash used by financing activities	(15,795)	(21,597)
Net increase in cash and cash equivalents	$15,410	$12,531
Net cash from operating activities: Net cash from operating activities consists of net income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $28.2 million and $26.6 million for the three months ended March 31, 2015 and 2014, respectively. The activity in the three months ended March 31, 2015 included a $34.2 million working capital contribution offset by approximately $6.0 million of non-cash adjustments and net income. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, TaxACT's seasonality provided further working capital contribution during the period, offset by higher Monoprice inventory balances due to port slowdowns experienced through the first quarter of 2015.
The activity in the three months ended March 31, 2014 included a $19.2 million working capital contribution and approximately $7.4 million of net income (offset by non-cash adjustments). The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity. In addition, TaxACT's seasonality provided further working capital contributions during the period, offset by reduced payable and accrual balances related to Monoprice inventory purchases and the Search and Content business' online marketing spending.
Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases, as well as proceeds from sales and maturities) related to our investments, and purchases of property and equipment and intangible assets. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.
Net cash provided by investing activities was $3.0 million and $7.5 million for the three months ended March 31, 2015 and 2014, respectively. The activity in the three months ended March 31, 2015 primarily consisted of net cash inflows on our available-for-sale investments of $4.7 million offset by approximately $1.0 million and $0.7 million in purchases of property and equipment and intangible assets, respectively. The activity in the three months ended March 31, 2014 primarily consisted of net cash inflows on our available-for-sale investments of $8.8 million offset by approximately $1.2 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $15.8 million and $21.6 million for the three months ended March 31, 2015 and 2014, respectively. The activity for the three months ended March 31, 2015 primarily consisted of combined payments of $57.0 million on the Monoprice and TaxACT 2013 credit facilities (which included the full repayment of the Monoprice 2013 credit facility's term loan), stock repurchases of $4.4 million, and $0.4 million in tax payments from shares withheld upon vesting of restricted stock units. This cash outflow was offset by approximately $25.9 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $18.0 million in proceeds from the Monoprice 2013 credit facility, and $2.2 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the three months ended March 31, 2014 primarily consisted of combined payments of $48.0 million on the Monoprice and TaxACT 2013 credit facilities and $1.1 million in tax payments from shares withheld upon vesting of restricted stock units. This cash outflow was offset by $22.7 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $4.0 million in proceeds from the TaxACT

2013 credit facility, and $0.8 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2015 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
See “Note 2: Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the three months ended March 31, 2015. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The trading price of our common stock has been highly volatile. Between March 31, 2013 and March 31, 2015, our closing stock price ranged from $12.88 to $29.82. On April 23, 2015, the closing price of our common stock was $13.90. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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
In connection with our acquisition of Monoprice, Monoprice incurred debt in November 2013, of which $28.0 million remained outstanding as of March 31, 2015. In addition, as part of our acquisition of TaxACT’s business, TaxACT incurred debt, which was refinanced with a new credit agreement on August 30, 2013 and of which $26.9 million remained outstanding as of March 31, 2015. Both are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

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
Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of March 31,

2015, Monoprice and TaxACT had $28.0 million and $26.9 million outstanding, respectively, under the credit agreements entered into in November 2013 and August 2013, respectively. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
As of December 31, 2014, we had NOLs of $570.4 million that will expire primarily between 2020 and 2024. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited to an amount equal to our market capitalization, net of substantial non-business assets, at the time of the ownership change multiplied by the federal long-term tax exempt rate. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.
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
RISKS RELATED TO OUR SEARCH AND CONTENT BUSINESS
The current challenges in the Search and Content Business may continue.
Our Search and Content business has faced significant challenges, beginning in early 2014 and continuing to the present. These challenges have resulted in significant declines in the financial results for this business, and if current trends cannot be reversed, the ability of this business to operate profitably will be significantly challenged in future periods. The continuing challenges include, among other things, limitations in our ability to monetize our mobile advertising offering as a result of changes in our agreement with Google, losses of distribution partners, and suspended or limited access to our services for certain distribution partners due to regular monitoring of policy and compliance requirements. Although we have addressed, to varying degrees, some of the challenges that initially caused this slowdown, we have been unable to stabilize all of these challenges, and additional issues have emerged, leading to continued and significant pressure on our Search and Content business. In addition, we were unable to accurately predict the long-term impact of some these challenges in 2014, and we may be unable to accurately predict the long-term impact going forward. If we are unable to successfully address our current challenges, or if new issues emerge, we are likely to see a continued material adverse effect on our Search and Content business and its financial results.
Our efforts to transition the Search and Content business may not be successful.
As a result of the challenges discussed above, we have invested in initiatives to transition the Search and Content business to methods of monetization that can be more viable long term. These initiatives are targeted at business opportunities that we believe are promising, but the initiatives are still in their early stages, and there can be no assurance that we will identify viable alternate monetization methods, that we will successfully execute the changes necessary for this transition, that this transition will occur on a time line sufficient to offset declines in the business, that we will identify and attract partners needed for this transition, or that our Search Customers will permit the changes necessary for this transition. If the current challenges continue and this transition is not successful, our Search and Content business will likely experience continued declines in its financial results and the ability of this business to operate profitably will be significantly challenged in future periods.
Much of our current owned and operated business, and that of some of our distribution partners, significantly relies on methods of driving traffic that may not be permitted in future periods.
With the declines in other parts of our Search and Content business, a larger percentage of this business is driven by search engine marketing efforts that drive traffic to some of our sites and to the sites of some of our distribution partners. Google has in the past limited such search engine marketing efforts by some of our competitors and has the ability, under our agreement with Google, to limit our efforts and/or the efforts of our distribution partners. If we are unable to ensure that our search engine marketing efforts meet Google's requirements, or if Google otherwise decides to limit such efforts with respect to our Search and Content business, we will likely see significant declines in the financial results of the Search and Content business.
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
If Google, Yahoo!, or any future significant Search Customer were to substantially reduce or eliminate the content it provides to us or to our distribution partners, our business results could materially suffer if we are unable to establish and maintain new Search Customer relationships, or expand our remaining Search Customer relationships, to replace the lost or disputed revenue. Google accounted for approximately 24% of our total Company revenues in the first quarter of 2015. Yahoo! remains an important partner and contributes to our value proposition as a metasearch provider, but Yahoo! is currently a much less significant source of revenue than Google. Although we believe that if our Google relationship ended or was impaired, we could replace a portion of the lost revenue with revenue from Yahoo! or other potential content providers, because of Google's position as the overwhelming market leader in the search industry, these two Search Customers are not interchangeable. In addition, Yahoo! has entered into an agreement with Microsoft’s Bing search service, under which Bing provides all of Yahoo!’s algorithmic search results and some of its paid listings. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing is unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic and paid listings may be impaired. In addition, if a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.
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
Our search business, and that of most of our distribution partners, is primarily based on searches conducted from browsers and other applications on desktop and laptop computers. As mobile phones, tablets, and other mobile devices increase in popularity, functionality, and usage, mobile searches will constitute an increasing percentage of the search market. Because our search business has been primarily focused on the desktop and laptop markets, we may have less experience and capability in offering and monetizing mobile search services than our competitors. In addition, because we rely on our Search Customers to provide us with search results and advertisements, our ability to innovate for mobile search and to expand in that market is dependent on the cooperation of, and collaboration with, those Search Customers. Under the terms of our current agreement with Google, which took effect on April 1, 2014, Google was no longer obligated to provide us with AdSense for Search advertisements on our mobile search services, and this change required us to increase usage of our other current advertising solutions for mobile and/or find additional mobile advertising solutions and partners. Although we subsequently executed an amendment to our agreement with Google that allows a broader implementation of mobile search advertisements, that agreement provides a revenue share rate that is significantly lower than the revenue share rate for desktop advertisements and is thus likely to have a limited impact. If we cannot develop services and partners that allow us to sufficiently innovate for the mobile search market and if our mobile advertising solutions monetize at a significantly lower level than our desktop advertising solutions, our ability to participate in the market shift to mobile search will be impaired, which will likely have a material adverse effect on our search business and its financial results.
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
We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 22% of our total revenues for the first quarter of 2015 came from searches conducted by end users on the web properties of our search distribution partners, of which approximately 11% came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners will come up for renewal in 2015, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. In addition, if these larger partners violate our policies or requirements, or those of our Search Customers, we, or our Search Customers, may suspend or limit their access to our search services. We lost some of our larger distribution partners in 2014 and early 2015, either due to competition from other content providers, including our Search Customers, or due to inability of those partners to successfully adapt to changes in the marketplace or in Search Customer policies. If we are unable to maintain relationships with our distribution partners on favorable terms, or if our distribution partners cannot continue to use our search services, our business and financial results could be materially adversely affected.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the first quarter of 2015 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 - 31, 2015	—	—	—	$36,452
February 1 - 28, 2015	39	$13.30	39	$35,936
March 1 - 31, 2015	273	$14.34	273	$32,019
Total	312	$14.21	312
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

April 30, 2015

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.1*	Employment Agreement between Blucora, Inc. and Brett Clark-Bolt, dated February 23, 2015				X
10.2*	Form of PRSU Grant Agreement				X
10.3*	Employment Agreement between Blucora, Inc. and Eric Emans, dated January 25, 2015	8-K	January 22, 2015	10.1
10.4*	Employment Agreement between Blucora, Inc., TaxACT, Inc. and JoAnn Kintzel dated January 31, 2015	8-K	February 4, 2015	10.1
10.5*	2015 Executive Bonus Plan	8-K	February 25, 2015	10.1
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X

*    Indicates a management contract or compensatory plan or arrangement..